Form 10-Q
period 1994-01-31
SMUCKER J M CO
filed 1994-03-14
CIK 91419

                                                                 Sequential Page
                                                                No. 1 of 8 Pages


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   Form 10-Q



             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended January 31, 1994
                                              ----------------

                                       OR


               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to
                                               ----------    ----------
                        Commission File Number 1-5111
                                               ------


                           THE J. M. SMUCKER COMPANY



                  Ohio                                 34-0538550
        ----------------------                  ---------------------
        State of Incorporation                  IRS Identification No.



                                STRAWBERRY LANE
                             ORRVILLE, OHIO  44667
                                 (216) 682-3000



         The Company has filed all reports required to be filed by
         Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

    The Company had 14,362,999 Class A Common Shares and 14,794,039 Class B Common Shares outstanding on January 31, 1994.

         The Exhibit Index is located at Sequential Page No. 8.

                                                                 Sequential Page
                                                                           No. 2

                         PART I.  FINANCIAL INFORMATION

                           THE J. M. SMUCKER COMPANY

                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)

    Item I.  FINANCIAL STATEMENTS
                                           Three Months Ended                 Nine Months Ended
                                                January 31,                       January 31,
                                       --------------------------          --------------------------
                                         1994              1993              1994              1993
                                       --------          --------          --------          --------
                                             (Dollars in thousands, except per share data)
Net Sales                              $120,616          $110,367          $377,297          $369,012
Cost of products sold                    76,954            69,808           239,819           237,714
                                       --------          --------          --------          --------
                                         43,662            40,559           137,478           131,298
Selling, distribution, and
 administrative expenses                 31,796            29,022            93,791            87,750
                                       --------          --------          --------          --------
                                         11,866            11,537            43,687            43,548
Interest income                             244               362               742               974
Other income (net)                          372               696               377               850
                                       --------          --------          --------          --------
                                         12,482            12,595            44,806            45,372
Interest expense                            122               121               219               242
                                       --------          --------          --------          --------
INCOME BEFORE INCOME TAXES               12,360            12,474            44,587            45,130
 AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING METHOD

Income taxes                              4,973             5,177            17,871            18,058
                                       --------          --------          --------          --------
INCOME BEFORE CUMULATIVE EFFECT           7,387             7,297            26,716            27,072
 OF CHANGE IN ACCOUNTING METHOD
Cumulative effect of change in
 accounting method for postre-
 tirement benefits other than
 pension                                    ---               ---               ---            (4,454)
                                       --------          --------          --------          --------
NET INCOME                             $  7,387          $  7,297          $ 26,716          $ 22,618
                                       ========          ========          ========          ========
Net income per Common Share
 before cumulative effect of
 change in accounting method           $    .26          $    .25          $    .92          $    .92
Cumulative effect of change
 in accounting method                       ---               ---               ---              (.15)
                                       --------          --------          --------          --------
Net income per Common Share*           $    .26          $    .25          $    .92          $    .77
                                       ========          ========          ========          ========
Dividends declared on
Class A Common Shares                  $   .115          $   .105          $   .345          $   .315
                                       ========          ========          ========          ========
Dividends declared on
Class B Common Shares                  $   .115          $   .105          $   .345           $  .315
                                       ========          ========          ========          ========

* Computed on the weighted average
  number of Class A Common Shares
  and Class B Common Shares out-
  outstanding, namely                29,162,460        29,612,946        29,191,050        29,597,380

See notes to condensed, consolidated financial statements.

                                                                 Sequential Page
                                                                           No. 3

                           THE J. M. SMUCKER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                             January 31, 1994   April 30, 1993
                                                             ----------------   --------------
                                                                   (Dollars in thousands)
  ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                     $ 25,293          $ 50,445
    Trade receivables, less allowances                              39,651            40,354
    Inventories:
      Finished products                                             32,125            30,101
      Raw materials, containers, and supplies                       57,902            41,762
                                                                  --------          --------
                                                                    90,027            71,863
    Other current assets                                             5,562             5,737
                                                                  --------          --------
          Total Current Assets                                     160,533           168,399
  PROPERTY, PLANT, AND EQUIPMENT
    Land and land improvements                                      12,530            11,792
    Buildings and fixtures                                          54,590            53,824
    Machinery and equipment                                        108,036            96,786
    Construction in progress                                         7,088             4,502
                                                                  --------          --------
                                                                   182,244           166,904
    Less allowances for depreciation                               (78,222)          (70,578)
                                                                  --------          --------
        Total Property, Plant, and Equipment                       104,022            96,326
  OTHER NONCURRENT ASSETS
    Intangible assets                                               28,477            23,207
    Other assets                                                     8,481             6,879
                                                                  --------          --------
          Total Other Noncurrent Assets                             36,958            30,086
                                                                  --------          --------
                                                                  $301,513          $294,811
                                                                  ========          ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts and notes payable                                    $ 22,183          $ 27,433
    Salaries, wages, and additional compensation                     7,164             7,515
    Accrued marketing and merchandising                              5,853             6,456
    Income taxes                                                     1,851             2,155
    Dividends payable                                                3,373             3,357
    Other current liabilities                                        7,465             9,627
                                                                  --------          --------
          Total Current Liabilities                                 47,889            56,543
  NONCURRENT LIABILITIES                                            17,681            17,799
  SHAREHOLDERS' EQUITY
    Class A Common Shares, outstanding shares:                       3,591             3,602
    14,362,999 and 14,407,493 at stated value
    Class B Common Shares, outstanding shares:                       3,698             3,698
    14,794,039 and 14,791,173 at stated value
    Additional capital                                               9,275             8,841
    Retained income                                                234,320           218,952
    Less:
      Deferred compensation                                           (754)           (1,430)
      Amount due from ESOP Trust                                   (10,669)          (10,853)
      Currency translation adjustment                               (3,518)           (2,341)
                                                                  --------          --------
          Total Shareholders' Equity                               235,943           220,469
                                                                  --------          --------
                                                                  $301,513          $294,811
                                                                  ========          ========

See notes to condensed, consolidated financial statements.

                                                                 Sequential Page
                                                                           No. 4



                           THE J. M. SMUCKER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                            Nine Months Ended
                                                                                 January 31
                                                                           -------------------------
                                                                           (Dollars in Thousands)

                                                                             1994             1993
                                                                           --------         --------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                $ 14,882         $ 23,164

CASH FLOWS FROM INVESTING ACTIVITIES
  Business acquired - net of cash                                           (15,853)             -0-
  Additions to property, plant, and
    equipment                                                               (12,935)         (16,027)
  Proceeds from the sale of property,
    plant, and equipment                                                        560              656
  Other - net                                                                  (823)          (2,991)
                                                                           --------         --------
NET CASH USED FOR INVESTING ACTIVITIES                                      (29,051)         (18,362)


CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                            (10,021)          (9,280)
  Reduction in long-term debt                                                   -0-           (2,500)
  Purchase of Common Shares                                                  (1,188)             -0-
  Other                                                                         397              250
                                                                           --------         --------
NET CASH USED FOR FINANCING ACTIVITIES                                      (10,812)         (11,530)

  Effect of exchange rate changes                                              (171)            (226)

Net Decrease in Cash and
   Cash Equivalents                                                         (25,152)          (6,954)
Cash and Cash Equivalents at
   Beginning of Period                                                       50,445           36,268
                                                                           --------         --------
Cash and Cash Equivalents at
   End of Period                                                           $ 25,293         $ 29,314
                                                                           ========         ========

( ) Denotes use of cash

See notes to condensed, consolidated financial statements.

                                                                 Sequential Page
                                                                           No. 5


                           THE J. M. SMUCKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - BASIS OF PRESENTATION

        The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1993.


Note B - COMMON SHARES

        At January 31, 1994, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. Outstanding shares of each class are shown net of 1,849,289 Class A and 1,418,249 Class B treasury shares at January 31 and 1,804,795 Class A and 1,421,115 Class B treasury shares at April 30, 1993.

Note C - ACCOUNTING CHANGES

        The Company adopted the provisions of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for the year ended April 30, 1993, retro-active to May 1, 1992. The previously reported statement of consolidated income for the third quarter and nine month periods, ended January 31, 1994, have been restated to conform to the new standard.

Note D - INCOME PER SHARE

        Income per share has been computed based on the weighted average number of shares of the Class A Common Shares and Class B Common Shares considered outstanding during the period.


* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS


        This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and nine-month periods ended January 31, 1994 and 1993, respectively.

                                                                 Sequential Page
                                                                           No. 6


RESULTS OF OPERATIONS

        Sales during the third quarter increased $10,249,000, or 9%, over the same period last year. All business areas reported increases in sales with the International area realizing the largest dollar gain for the quarter. A majority of the international sales growth came from the inclusion of sales by Canada Group East (formerly the Jam Division of Culinar Inc.), which was acquired by the Company earlier in the fiscal year. The Foodservice, Industrial, and Specialty Foods areas each experienced relatively strong sales gains during the quarter. In the Consumer area, grocery market sales were up moderately and the mass retail and beverage markets showed significant growth. On a year-to-date basis, sales are above prior year by $8,285,000, or 2%, again primarily in the International area. All other business areas, except Foodservice, are behind in sales compared to the same period last year.

        The cost of products sold during the quarter increased as a percentage of sales over the same period last year due to a relatively higher percentage of International sales and higher costs in connection with certain fruits and sweeteners. The Company expects these higher costs to continue into its fourth quarter. On a year-to-date basis, the cost of products sold, as a percentage of sales, continues to trend lower than last year due to favorable margins realized during the first two quarters.

        The percentage increase in selling, distribution, and administration costs for the third quarter over the same period last year was consistent with the increase in sales. Higher distribution and administrative costs were offset by lesser increases in selling expenses. For the first three quarters, selling, distribution, and administration costs continue to increase at a greater rate than sales.

        Interest income was down for both the quarter and nine-month periods due to lower interest rates and investment balances. The decrease in other income for the quarter was due to the gain recognized on the sale of fixed assets during this same time period last year.

        Income taxes decreased as a percentage of pre-tax income for the quarter. During the third quarter last year, the Company revised its year-end estimate of the effective federal tax rate and retroactively adjusted tax expense for the first nine months.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

        The balance sheet and financial position of the Company remain strong. Although cash and cash equivalent balances have decreased $25,152,000 on a year-to-date basis, due mostly to the acquisition of Canada Group East, cash flows during the third quarter were positive and the Company projects that cash generated from operations will be adequate to meet the cash needs for the remainder of the fiscal year, with the exception of financing the acquisition described below.

        Significant expenditures during the quarter and nine-month period included the payment of quarterly dividends and capital expenditures. During the third quarter, the Company acquired 55,440 Class A Common Shares and placed them into treasury.

                                                                 Sequential Page
                                                                           No. 7





        Subsequent to January 31, the Company reached an agreement with Mrs. Smith's Frozen Foods Co., a wholly owned subsidiary of Kellogg Company, to purchase Mrs. Smith's frozen food business. The transaction, which will be financed using a combination of cash and bank debt, is subject to regulatory approvals, but is expected to be completed during the fourth quarter.

        The Company is negotiating increases in its credit lines to provide the additional funding for the acquisition and to ensure adequate working capital for seasonal fruit purchases. The Company expects no difficulty in securing the additional financing.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              See the Index of Exhibits that appears on Sequential Page No. 8 of this report.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were required to be filed during the quarter for which this report is filed.





                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



March 14, 1994                     THE J. M. SMUCKER COMPANY




                                      BY STEVEN J. ELLCESSOR
                                      Secretary




                                      AND RICHARD K. SMUCKER
                                      President

                                                                 Sequential Page
                                                                           No. 8





                               INDEX OF EXHIBITS


                     That are filed with the Commission and
                          the New York Stock Exchange


      Assigned                                                   Sequential
    Exhibit No. *                Description                       Page No.
- -----------------------------------------------------------------------------
         4   (a)  Industrial Development Revenue Bond Project         **
                  Agreement dated as of December 1, 1986.

             (b)  Promissory Note between The J. M. Smucker           **
                  Company and the First of America Bank -
                  Central dated as of March 15, 1993.

    *   Exhibits 2, 10, 11, 15, 18, 19, 20, 23, 24, 25, 27, and 99
        are either inapplicable to the Company or require no answer.

    ** As permitted by Item 601(b)(4)(iii) of Regulation S-K, no copy of this instrument is filed; however, a copy will be furnished to the Commission upon request.