Form 10-K
period 1994-04-30
SMUCKER J M CO
filed 1994-07-15
CIK 91419

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 1994

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-5111

                            THE J. M. SMUCKER COMPANY

                     OHIO                                        34-0538550
            State of Incorporation                   I.R.S. Employer Identification No.

                              One Strawberry Lane
                           Orrville, Ohio 44667-0280
                          Principal executive offices

                        Telephone number: (216) 682-3000

          Securities registered pursuant to Section 12(b) of the Act:

Class A Common Shares, no par value                         Registered on the
Class B Common Shares, no par value                      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at least the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of July 5, 1994, 14,391,339 Class A Common Shares and 14,780,839 Class B Common Shares of The J.M. Smucker Company were issued and outstanding. The aggregate market value of the voting Common Shares (Class A) held by non-affiliates of the Registrant at July 5, 1994, was $270,068,939.

     Certain sections of the Registrant's definitive Proxy Statement, dated July 11, 1994, for the August 16, 1994 Annual Meeting of Shareholders and of the 1994 Annual Report to Shareholders are incorporated by reference into Parts I, II, III and IV of this Report.

                                     PART I



ITEM 1.  BUSINESS

  THE COMPANY. The J. M. Smucker Company was begun in 1897 and was incorporated in Ohio in 1921. The Company, generally referred to as "SMUCKER'S" (a registered trademark), operates in one industry, the manufacturing and marketing of food products on a worldwide basis. Unless otherwise indicated by the context, the term "Company" as used in this report means The J. M. Smucker Company and its subsidiaries.

  PRINCIPAL PRODUCTS. The principal products of the Company are jams, jellies, preserves, fruit spreads, frozen pies, dessert toppings, syrups, peanut butter, industrial fruit products (such as bakery and yogurt fillings), fruit and vegetable juices, juice beverages, pie fillings, condiments, and gift packages.

  The Company is structured around six strategic business areas: Consumer, Mrs. Smith's, Foodservice, International, Industrial, and Specialty Foods. Within the domestic markets, the Company's products are primarily sold through brokers to chain, wholesale, cooperative, and independent grocery accounts and other consumer markets, and to foodservice distributors and chains including: hotels, restaurants, and institutions. Industrial products such as bakery and fruit fillings are typically sold direct to other food manufacturers and marketers for inclusion in their products. The Company's acquisition of the Mrs. Smith's Frozen Foods Co., a subsidiary of Kellogg Company in late fiscal 1994 has allowed the Company to expand its distribution into the frozen foods section of the grocery store.

  The Company's distribution outside the United States is principally in Canada, Australia, the United Kingdom, and Latin America, although products are exported to other countries. The acquisition during fiscal 1994 of the Culinar, Inc. jam division in Quebec significantly expanded the Company's presence in the Canadian market. International sales now represent approximately 11% of total Company sales.

  SOURCES AND AVAILABILITY OF RAW MATERIALS. The fruit raw materials used by the Company in the production of its food products are generally purchased from independent growers and suppliers, although the Company grows some strawberries for its own use. Because of the seasonal nature and volatility of quantities of most of the crops on which the Company depends, it is necessary to prepare and freeze stocks of fruit, fruit juices, berries and other food products and to maintain them in cold storage warehouses. Sweeteners, peanuts, and other ingredients are obtained from various other sources.

  PATENTS AND TRADEMARKS. The Company's products are marketed under several trademarks owned by the Company. The principal trademarks of the Company include: "SMUCKER'S", "MRS. SMITH'S", "THE R. W. KNUDSEN FAMILY", "MARY ELLEN", "LOST ACRES", "SIMPLY FRUIT", "DUTCH GIRL", "GOOD MORNING", "EXTRA FRUIT", "DOUBLE FRUIT", "J. M. SMUCKER'S", "SUPER SPREADERS", "LOW SUGAR", "GOOBER", "MAGIC SHELL", "SPECIAL RECIPE", "SUNDAE SYRUP", "RECHARGE", "AFTER THE FALL", "SANTA CRUZ NATURAL", "DICKINSON'S", "SPRITZER", "FRUIT TEAZER", "TEAKOOLER", "HEINKE", and "FRUITAGE". In addition, the Company licenses the "IXL", "SHIRRIFF", "SCHWARTAU", and "VACHON" brands.

  Other slogans or designs considered important trademarks to the Company include: "With a name like SMUCKER'S, it has to be good," "SMUCKER'S" banner, the Crock Jar shape, Gingham design, and strawberry logo.

  SEASONALITY. Historically, the Company's business has not been highly seasonal. However, due to the demand for frozen pies during the fall and holiday season, the Company expects the addition of "MRS. SMITH'S" to significantly impact its second and third quarter results.

  WORKING CAPITAL. Working capital requirements are greatest during the late spring and summer months due to seasonal procurement of fruits, berries, and peanuts. During this period, short-term borrowing may be used to augment working capital generated by sales.

  CUSTOMERS. The Company is not dependent either on a single customer or on a very few for a major part of its sales. No single domestic or foreign customer accounts for more than 10% of consolidated sales.

  ORDERS. Generally, orders are filled within a few days of receipt and the backlog of unfilled orders at any particular time is not material.

  GOVERNMENT BUSINESS. The Company has no material portion of its business which may be subject to negotiation of profits or termination of contracts at the election of the government.

  COMPETITION. The Company is the leading manufacturer of fruit spreads, toppings, and frozen pies in the United States. The Company's business is highly competitive as all its brands compete for retail shelf space with other advertised and branded products as well as unadvertised and private label products. The rapid growth of alternative store formats (i.e. Warehouse Club and Mass Merchandise stores) and changes in business practices, resulting from both technological advances and new industry techniques, have added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, advertising, and promotion.

  ENVIRONMENTAL MATTERS. Compliance with the provision of federal, state and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

  EMPLOYEES. At April 30, 1994, the Company had approximately 2,600 full-time employees, worldwide.

  SEGMENT AND GEOGRAPHIC INFORMATION. Information concerning international operations for the years 1994, 1993, and 1992 is hereby incorporated by reference from the 1994 Annual Report to Shareholders, on page 20 under Note B:
"Operating Segments."

ITEM 2.  PROPERTIES

  The table below lists all the Company's manufacturing and fruit processing facilities. All of the Company's properties are maintained and updated on a regular basis, and the Company continues to make investment for expansion and technological improvements.


Domestic Manufacturing Locations                                      Products Produced
- - --------------------------------                     --------------------------------------------------
Orrville, Ohio                                       Fruit spreads, toppings, industrial fruit products
Salinas, California                                  Fruit spreads, toppings
Memphis, Tennessee                                   Fruit spreads, toppings
Ripon, Wisconsin                                     Fruit spreads, toppings, condiments
New Bethlehem, Pennsylvania                          Peanut butter and "GOOBER" products
Pottstown, Pennsylvania                              Frozen pies, frozen desserts, pie shells
Chico, California                                    Fruit and vegetable juices, beverages
Havre de Grace, Maryland                             Fruit and vegetable juices, beverages

Fruit Processing Locations                                           Fruit Processed
- - --------------------------                           -------------------------------------------------
Watsonville, California                              Strawberries, oranges, apples, peaches, apricots
Woodburn, Oregon                                     Industrial fruit products, strawberries,
                                                       raspberries, blackberries, blueberries
Grandview, Washington                                Grapes, cherries, strawberries
Oxnard, California                                   Strawberries

International Manufacturing
- - ---------------------------
Locations                                                            Products Produced
- - ---------                                            -------------------------------------------------
Ste-Marie, Quebec, Canada                            Fruit spreads, pie fillings, sweet spreads
Kyabram, Victoria, Australia                         Fruit spreads, toppings, fruit pulps
Elsenham, England                                    Jams, specialty items


  In addition to the locations listed above, acreage is leased in California for the growing of strawberries. The corporate headquarters are located in Orrville, Ohio and offices are leased in Toronto, Ontario, and Longueuil, Quebec, Canada, and Carlton, Victoria, Australia. All production properties are owned except the facility in Oxnard, California, which is leased.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is not a party to any pending legal proceeding which would be considered material.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.


EXECUTIVE OFFICERS OF THE COMPANY

  The names, ages as of July 1, 1994, and positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Paul H. Smucker is the father of Tim and Richard K. Smucker. All of the officers have held various positions with the Company for more than five years.


                                       Years with                                                 Served in
Name                        Age          Company          Position                               Office Since
- - -------------------------------------------------------------------------------------------------------------
 Paul H. Smucker             77            55             Chairman of the Executive Committee          1970
 Tim Smucker                 50            25             Chairman                                     1987
 Richard K. Smucker          46            21             President                                    1987
 Vincent C. Byrd             39            17             Vice President - International               1989
 K. Edwin Dountz             52            18             Vice President - Sales                       1982
 Fred A. Duncan              48            16             Vice President - Procurement and             1984
                                                            Technical Services
 Charles A. Laine            58            29             Vice President - Consumer Marketing          1984
 R. Alan McFalls             49            17             Vice President - Corporate Development
                                                            and Planning                               1988
 John D. Milliken            49            20             Vice President - Customer Logistics          1981
 Robert R. Morrison          59            33             Vice President - Operations                  1967
 Vernon D. Netzly            64            38             Vice President - Industrial Market           1967
 Steven J. Ellcessor         42             8             Secretary and General Counsel                1986
 Richard G. Jirsa            48            19             Controller                                   1978
 Philip P. Yuschak           55            18             Treasurer                                    1989





                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  The information pertaining to the market for the Company's Common Stock and other related shareholder information is hereby incorporated by reference from the Company's 1994 Annual Report to Shareholders under the caption "Stock Price Data" on page 9.

ITEM 6.  SELECTED FINANCIAL DATA

  Five year summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company's 1994 Annual Report to Shareholders under the following captions and page numbers: "Five Year Summary of Selected Financial Data" on page 9; Note
E:  "Postretirement Benefits Other Than Pensions" on page 22; and Note G:
"Income Taxes" on pages 24 and 25.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

  Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company's 1994 Annual Report to Shareholders, on pages 10 through 12.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated financial statements of the Company at April 30, 1994, 1993, and 1992 and for each of the three years in the period ended April 30, 1994, with the report of independent auditors and selected unaudited quarterly financial data, are hereby incorporated by reference from the Company's 1994 Annual Report to Shareholders on page 9 and pages 13 through 26, respectively.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.



                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and nominees for directorship is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 11, 1994, for the 1994 Annual Meeting of Shareholders on August 16, 1994, on pages 2 through 4, under the caption "Election of Directors." For information concerning the Company's executive officers, see "Executive Officers of the Registrant" set forth in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

  Information regarding the compensation of directors and executive officers is incorporated by reference from the Company's definitive Proxy Statement, dated July 11, 1994, for the 1994 Annual Meeting of Shareholders on August 16, 1994 under the following captions and page numbers: "Directors' Meetings and Compensation" on page 4, and "Executive Compensation" on pages 4 through 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company's definitive Proxy Statement, dated July 11, 1994, for the 1994 Annual Meeting of Shareholders on August 16, 1994 on pages 12 and 13 under the caption "Ownership of Common Shares."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement dated July 11, 1994, for the 1994 Annual Meeting of Shareholders on August 16, 1994 under the following captions and page numbers: "Election of Directors" on pages 2 through 4.

                                    PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1, 2.   Financial Statements and Financial Statement Schedules

            The index to Consolidated Financial Statements and Financial Statement Schedules is included on page F-1 of this Report.

       3.   Exhibits


Exhibit
  No.                           Description
- - ------   -------------------------------------------------------
  3(a)   1991 Amended Articles of Incorporation incorporated by
         reference to the 1992 Annual Report on Form 10-K.

  3(b) Amended Regulations incorporated by reference to the 1988 Annual Report on Form 10-K.

  4(a) Industrial Development Revenue Bond Project Agreement dated as of December 1, 1986. As permitted by Item
         601(b)(4)(iii) of Regulation S-K, copies of this instrument are not filed herewith; a copy will be furnished to the Commission upon request.

  4(b)   Promissory Note between The J. M. Smucker Company and
         First of America Bank - Central dated as of March 15,
         1993.  As permitted by Item 601(b)(4)(iii) of Regulation
         S-K, copies of this instrument are not filed herewith;
         a copy will be furnished to the Commission upon request.

 10(a)   Amended Restricted Stock Bonus Plan, as amended.

 10(b) Top Management Supplemental Retirement Benefit Plan, as amended and restated.

 10(c)   1987 Stock Option Plan, as amended.

 10(d)   Management Incentive Plan

 13      Excerpts from 1994 Annual Report to Shareholders

 22      Subsidiaries of the Registrant

 23      Consent of Independent Auditors

 24      Power of Attorney

All other required exhibits are either inapplicable to the Company or require no answer.

        Copies of exhibits are not attached hereto, but the Company will furnish any of the foregoing exhibits to any shareholder upon written request. Please address inquiries to: The J. M. Smucker Company, Strawberry Lane, Orrville, Ohio 44667, Attention: Steven J. Ellcessor, Secretary. A fee of $1 per page will be charged to help defray the cost of handling, copying, and return postage.



(b) Reports on Form 8-K filed in the Fourth Quarter of 1994.

    On April 15, 1994, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that the Company was acquiring the "MRS. SMITH'S" frozen pie business from Mrs. Smith's Frozen Foods Co., a wholly owned subsidiary of Kellogg Company.

    On June 13, 1994, the Company amended its April 15, 1994 Form 8-K filing to include both audited financial statements and proforma information as required under item 7(a) and 7(b) of Form 8-K.

(c) The response to this portion of Item 14 is submitted as a separate section of this report.

(d) The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 15, 1994
                                        The J. M. Smucker Company


                                        By ___________________________________
                                           Steven J. Ellcessor, Secretary


  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


_______________________________              Chairman of the Executive Committee and Director
      Paul H. Smucker                        (Principal Executive Officer)

_______________________________              Chairman and Director
         Tim Smucker                         (Principal Executive Officer)

_______________________________              President and Director
      Richard K. Smucker                     (Principal Executive Officer)
                                             (Principal Financial Officer)

_______________________________              Controller
      Richard G. Jirsa                       (Principal Accounting Officer)

_______________________________              Director
       Lena C. Bailey

_______________________________              Director
    William P. Boyle, Jr.

_______________________________              Director         By _______________________________
      Russell G. Mawby                                           Steven J. Ellcessor
                                                                 Attorney-in-Fact
_______________________________              Director
    Charles S. Mechem, Jr.                                    Date:  July 15, 1994

_______________________________              Director
      Robert R. Morrison

_______________________________              Director
       Vernon D. Netzly

_______________________________              Director
    Benjamin B. Tregoe, Jr.

_______________________________              Director
       Barbara Trueman

_______________________________              Director
     William Wrigley, Jr.


                                                     THE J. M. SMUCKER COMPANY

                                                    ANNUAL REPORT ON FORM 10-K

                                                ITEMS 14(A)(1) AND (2), (C) AND (D)

                                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                         CERTAIN EXHIBITS

                                                   FINANCIAL STATEMENT SCHEDULES

                                                                       Form       Annual
                                                                       10-K      Report To
                                                                      Report   Shareholders
                                                                      ------   ------------
Data incorporated by reference from the 1994 Annual Report to
  Shareholders of The J. M. Smucker Company:
  Consolidated Balance Sheets at April 30, 1994 and 1993 . . . .                 14-15
  For the years ended April 30, 1994, 1993, and 1992:
    Statements of Consolidated Income  . . . . . . . . . . . . .                 13
    Statements of Consolidated Cash Flows  . . . . . . . . . . .                 16
    Statements of Consolidated Shareholders' Equity  . . . . . .                 17
    Notes to Consolidated Financial Statements . . . . . . . . .                 19-26

  Consolidated financial statement schedules at April 30, 1994, or for the years ended April 30, 1994, 1993, and 1992:
       V.  Property, plant, and equipment  . . . . . . . . . . .      F-2
      VI.  Accumulated depreciation, depletion and amortization
             of property, plant, and equipment . . . . . . . . .      F-3
    VIII.  Valuation and qualifying accounts . . . . . . . . . .      F-4
      IX.  Short-term borrowings . . . . . . . . . . . . . . . .      F-5
       X.  Supplementary income statement information  . . . . .      F-6

    All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.



                                                     THE J. M. SMUCKER COMPANY

                                            SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                             YEARS ENDED APRIL 30, 1994, 1993 AND 1992

                                                      (DOLLARS IN THOUSANDS)


                              Balance at                                                                        Balance at
                              Beginning            Additions                                 Other                End of
Classification                 of Year              at Cost           Retirements             (A)                  Year
- - --------------                ----------           ---------          -----------           --------            ----------
Year Ended April 30, 1994:
  Land and land improvements  $ 11,792              $   731             $   157              $ 1,167              $ 13,533
  Buildings and fixtures        53,824                3,544                 642               11,636                68,362
  Machinery and equipment       96,786               12,448               1,923               23,092               130,403
  Construction in progress       4,502                1,984                 ---                  ---                 6,486
                              --------              -------             -------              -------              --------

Totals                        $166,904              $18,707             $ 2,722             $  35,895             $218,784
- - ------                        ========              =======             =======             =========             ========

Year Ended April 30, 1993:
  Land and land improvements  $ 11,985              $   824             $   772              $  (245)             $ 11,792
  Buildings and fixtures        47,191                7,244                 153                 (458)               53,824
  Machinery and equipment       88,781               11,356               2,784                 (567)               96,786
  Construction in progress       2,922                1,580                 ---                  ---                 4,502
                              --------              -------             -------              -------              --------

Totals                        $150,879              $21,004             $ 3,709             $ (1,270)             $166,904
- - ------                        ========              =======             =======             =========             ========

Year Ended April 30, 1992:
  Land and land improvements  $ 10,473              $ 1,294             $    22              $   240              $ 11,985
  Buildings and fixtures        45,233                2,531                 390                 (183)               47,191
  Machinery and equipment       78,893               12,737               2,758                  (91)               88,781
  Construction in progress       2,123                  799                 ---                  ---                 2,922
                              --------              -------             -------              -------              --------

Totals                        $136,722              $17,361             $ 3,170             $    (34)             $150,879
- - ------                        ========              =======             =======             =========             ========


(A) Includes acquisitions and effects of foreign currency translation adjustments.




                                                     THE J. M. SMUCKER COMPANY

                                              SCHEDULE VI - ACCUMULATED DEPRECIATION

                                             YEARS ENDED APRIL 30, 1994, 1993 AND 1992

                                                      (DOLLARS IN THOUSANDS)


                                                   Additions
                              Balance at           Charged to                                                     Balance at
                              Beginning            Costs and                                  Other                 End of
Classification                  of Year            Expense (B)        Retirements              (A)                   Year
- - --------------                ----------          -----------         -----------            --------             ----------
1994:
  Land and land improvements  $  1,441              $   214             $     8              $    (1)             $  1,646
  Buildings and fixtures        21,302                2,554                 363                    7                23,500
  Machinery and equipment       47,835                9,971               1,656                  (18)               56,132
                              --------              -------             -------             --------              --------

Totals                        $ 70,578               $12,739             $ 2,027             $   (12)             $ 81,278
- - ------                        ========               =======             =======             =======              ========

1993:
  Land and land improvements  $  1,797              $   192             $   544              $    (4)             $  1,441
  Buildings and fixtures        19,239                2,201                  91                  (47)               21,302
  Machinery and equipment       41,520                8,744               2,234                 (195)               47,835
                              --------              -------             -------              -------              --------

Totals                        $ 62,556               $11,137             $ 2,869             $  (246)             $ 70,578
- - ------                        ========               =======             =======             =======              ========

1992:
  Land and land improvements  $  1,624              $   184             $    13              $     2              $  1,797
  Buildings and fixtures        17,461                2,116                 373                   35                19,239
  Machinery and equipment       34,728                8,453               1,628                  (33)               41,520
                              --------              -------             -------              -------              --------

Totals                        $ 53,813               $10,753             $ 2,014             $     4              $ 62,556
- - ------                        ========               =======             =======             =======              ========


(A) Includes effects of foreign currency translation adjustments.
(B) The annual provisions for depreciation have been computed using the following rates:
    land improvements, 2% to 20%; buildings and fixtures, 2 to 20%; machinery and equipment, 5% to 33-1/3%.



                                                     THE J. M. SMUCKER COMPANY

                                         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                             YEARS ENDED APRIL 30, 1994, 1993 AND 1992

                                                      (DOLLARS IN THOUSANDS)


                              Balance at           Charged to          Charged to            Deduc-             Balance at
                              Beginning            Costs and             Other               tions                End of
Classification                  of Year             Expenses            Accounts              (A)                 Period
- - --------------                ----------           ----------         -----------          --------             ----------
1994:
  Valuation allowance for
    deferred tax assets       $  1,884              $   381             $   ---             $   ---              $  2,265
  Allowance for
  doubtful accounts                300                  201                 ---                  82                   419
                              --------              -------             -------             -------              --------
                              $  2,184              $   582             $   ---             $    82              $  2,684
                              ========              =======             =======             =======              ========

1993:
  Valuation allowance for
    deferred tax assets       $    ---              $ 1,884             $   ---             $   ---              $  1,884
  Allowance for
  doubtful accounts                696                  261                 ---                 657                   300
                              --------              -------             -------             -------              --------
                              $    696              $ 2,145             $   ---             $   657              $  2,184
                              ========              =======             =======             =======              ========

1992:
  Allowance for
  doubtful accounts           $    528              $   532             $   ---             $   364              $    696
                              ========              =======             =======             =======              ========


(A) Uncollectible accounts written off, net of recoveries.



                                                     THE J. M. SMUCKER COMPANY

                                                SCHEDULE IX - SHORT-TERM BORROWINGS

                                             YEARS ENDED APRIL 30, 1994, 1993 AND 1992

                                                      (DOLLARS IN THOUSANDS)

                                                                        Maximum             Average               Wtd. Avg.
                                                     Weighted            Amount              Amount               Interest
                                Balance              Average           Outstanding         Outstanding              Rate
                                at End              Interest             During              During                During
Classification                  of Year               Rate             the Year             the Year              the Year
- - --------------                ----------            --------          -----------          -----------           ---------
                                                                                               (A)                  (B)
    1994:                     $    -0-              $   N/A             $57,906             $ 4,466              $   3.8%
                              ========              =======             =======             =======              ========

    1993:                     $    -0-              $   N/A             $   N/A             $   N/A              $    N/A
                              ========              =======             =======             =======              ========

    1992:                     $    -0-              $   N/A             $ 8,690             $ 1,104              $   5.6%
                              ========              =======             =======             =======              ========


(A) The average amount outstanding was computed on a daily basis.
(B) The weighted average interest rate was the actual interest on short-term debt divided by average short-term debt outstanding.




                                                     THE J. M. SMUCKER COMPANY

                                      SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                             YEARS ENDED APRIL 30, 1994, 1993 AND 1992

                                                      (DOLLARS IN THOUSANDS)



1994:

   Maintenance and repairs                                                              $ 8,277
                                                                                        =======

   Advertising                                                                          $12,066
                                                                                        =======

1993:

   Maintenance and repairs                                                              $ 8,211
                                                                                        =======

   Advertising                                                                          $11,080
                                                                                        =======

1992:

   Maintenance and repairs                                                              $ 8,089
                                                                                        =======

   Advertising                                                                          $ 9,975
                                                                                        =======



Amounts for amortization of intangible assets, pre-operating costs and similar deferrals, taxes (other than payroll and income taxes), and royalties are not presented because those amounts were less than 1% of total sales.