Form 10-Q
period 1994-07-31
SMUCKER J M CO
filed 1994-09-14
CIK 91419

                                            Sequential Page
                                            No. 1 of 10 Pages


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended    July 31, 1994
                                --------------------

                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from            to
                               -----------    ----------

                Commission File Number         1-5111
                                       ---------------------

                           THE J. M. SMUCKER COMPANY

        Ohio                                   34-0538550
- - ------------------------               ------------------------
State of Incorporation                  IRS Identification No.

                            STRAWBERRY LANE
                         ORRVILLE, OHIO  44667
                            (216) 682-3000

         The Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The Company had 14,391,339 Class A Common Shares and 14,780,839 Class B Common Shares outstanding on July 31, 1994.

        The Exhibit Index is located on Sequential Page No. 9.

                                                Sequential Page
                                                     No. 2



                         PART I.  FINANCIAL INFORMATION

                           THE J. M. SMUCKER COMPANY

                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)




 Item I.  Financial Statements                                 Three Months Ended
          --------------------                                      July 31,
                                                         -----------------------------
                                                            1994               1993
                                                         ----------         ----------
                                                         (Dollars in thousands, except
                                                                per share data)
Net sales                                                $  144,347         $  112,166
Cost of products sold                                        94,420             70,634
                                                         ----------         ----------
                                                             49,927             41,532
Selling, distribution, and
  administrative expenses                                    34,722             27,511
                                                         ----------         ----------
                                                             15,205             14,021
Interest income                                                 196                346
Other (expense) income - net                                    699                302
                                                         ----------         ----------
                                                             16,100             14,669
Interest expense                                                739                 56
                                                         ----------         ----------
INCOME BEFORE INCOME TAXES                                   15,361             14,613

Income taxes                                                  6,146              5,706
                                                         ----------         ----------

NET INCOME                                               $    9,215         $    8,907
                                                         ==========         ==========
Net income per Common Share*                             $      .32         $      .31
                                                         ==========         ==========
Dividends declared on Class A
Common Shares                                            $     .125         $     .115
                                                         ==========         ==========
Dividends declared on Class B
Common Shares                                            $     .125         $     .115
                                                         ==========         ==========


* Computed on the weighted average
  number of Class A Common Shares
  and Class B Common Shares
  outstanding, namely                                    29,131,744         29,204,731

See notes to condensed consolidated financial statements.

                                                        Sequential Page
                                                             No. 3

                      THE J. M. SMUCKER COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                               July 31, 1994    April 30, 1994
                                                (Unaudited)
                                             ----------------   --------------
                                                    (Dollars in Thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $  5,463           $ 14,059
  Trade receivables                                52,455             47,838
  Inventories:
    Finished products                              56,564             42,463
    Raw materials, containers, and supplies        93,193             60,774
                                                 --------           --------
                                                  149,757            103,237
  Other current assets                              6,906              6,562
                                                 --------           --------
      Total Current Assets                        214,581            171,686
PROPERTY, PLANT, AND EQUIPMENT
  Land and land improvements                       13,633             13,532
  Buildings and fixtures                           69,341             68,362
  Machinery and equipment                         132,152            130,403
  Construction in progress                          8,356              6,486
                                                 --------           --------
                                                  223,482            218,783
  Less allowances for depreciation                (85,080)           (81,278)
                                                 --------           --------
      Total Property, Plant, and Equipment        138,402            137,505
OTHER NONCURRENT ASSETS
  Goodwill, trademarks, and patents                77,516             60,161
  Other assets                                      9,247              9,289
                                                 --------           --------
      Total Other Noncurrent Assets                86,763             69,450
                                                 --------           --------
                                                 $439,746           $378,641
                                                 ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                               $ 47,652           $ 37,322
  Notes Payable                                    42,000                -0-
  Salaries, wages, and additional compensation      9,458              9,604
  Accrued marketing and merchandising              16,582             16,210
    Other current liabilities                      22,548             20,059
                                                 --------           --------
      Total Current Liabilities                   138,240             83,195
NONCURRENT LIABILITIES                             60,874             61,044
SHAREHOLDERS' EQUITY
  Class A Common Shares, outstanding shares:        3,598              3,590
  14,413,693 and 14,407,493 at stated value
  Class B Common Shares, outstanding shares:        3,695              3,687
  14,791,173 and 14,791,173 at stated value
  Additional capital                               10,598              9,261
  Retained income                                 238,993            233,420
  Less:
    Deferred compensation                          (1,834)              (576)
    Amount due from ESOP Trust                    (10,669)           (10,669)
    Currency translation adjustment                (3,749)            (4,311)
                                                 --------           --------
      Total Shareholders' Equity                  240,632            234,402
                                                 --------           --------
                                                 $439,746           $378,641
                                                 ========           ========

See notes to condensed consolidated financial statements.

                                                    Sequential Page
                                                         No. 4

                           THE J. M. SMUCKER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)



                                                     Three Months Ended
                                                          July 31
                                                    --------------------
                                                   (Dollars in Thousands)

                                                    1994           1993
                                                  ---------      --------
NET CASH USED FOR OPERATING ACTIVITIES            $ (19,923)     $(13,512)

CASH FLOWS FROM INVESTING ACTIVITIES
  Business acquired - net of cash                   (22,282)      (15,861)
  Additions to property, plant, and
    equipment                                        (4,806)       (4,614)
  Proceeds from the sale of property,
    plant, and equipment                                159           702
  Other - net                                           (39)         (343)
                                                  ---------      --------

NET CASH USED FOR INVESTING ACTIVITIES              (26,968)      (20,116)

CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction in Long-Term Debt                          (101)          -0-
  Proceeds from Short-Term Debt                      42,000           -0-
  Dividends paid                                     (3,634)       (3,341)
  Sale of Common Shares                                 -0-           105
  Other - Net                                           (84)          -0-
                                                  ---------      --------

NET CASH USED FOR FINANCING ACTIVITIES               38,181        (3,236)

  Effect of exchange rate changes                       114           (39)
                                                  ---------      --------
Net Decrease in Cash and
  Cash Equivalents                                   (8,596)      (36,903)
Cash and Cash Equivalents at
  Beginning of Period                                14,059        50,445
                                                  ---------      --------
Cash and Cash Equivalents at
  End of Period                                   $   5,463      $ 13,542
                                                  =========      ========

( ) Denotes use of cash
See notes to condensed consolidated financial statements.

                                      Sequential Page
                                           No. 5


                           THE J. M. SMUCKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Note A - Basis of Presentation
          ---------------------

        The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonal nature of the "Mrs. Smith's" business, first quarter results are not indicative of the estimated results on an annual basis. Due to anticipated stronger product demand during the upcoming fall and holiday season, the Company expects "Mrs. Smith" to have a more significant impact on second and third quarter financial results. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1994.

Note B - Common Shares
         -------------

        At July 31, 1994, 35,000,000 Class A Common Shares and 35,000,000
Class B Common Shares were authorized. Outstanding shares of each class are shown net of 1,820,949 Class A and 1,431,449 Class B treasury shares at July 31 and 1,851,949 Class A and 1,462,449 Class B treasury shares at April 30, 1994.

Note C - Acquisitions
         ------------

        On July 1, 1994, the Company completed its cash acquisition of substantially all of the assets of After The Fall Products, Inc., located in Brattleboro, Vermont. That company's business consisted primarily of the sale of natural juices and juice beverages under the "After The Fall" brand. In connection with this acquisition, the Company purchased $17,746,500 of intangible assets, and plans to amortize them over 40 years using the straight line method. The acquisition was recorded using the purchase method of accounting.

Note D - Accounting Reclassifications
         ----------------------------

        Certain prior year amounts have been reclassified to conform to current year classifications.

Note E - Income Per Share
         ----------------

        Income per share has been computed based on the weighted average number of Class A Common Shares and Class B Common Shares considered outstanding during the period.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                        ------------------------------------

        This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the quarters ended July 31, 1994 and 1993, respectively.

                                      Sequential Page
                                           No. 6



Results of Operations
- - ---------------------

        Sales for the first quarter ended July 31, 1994 were $144,347,000, up approximately 29% over the same period last year. Earnings for the same period were $9,215,000, or $.32 per share, compared to $8,907,000, or $.31 per share, for the first quarter last year. The increase in sales is attributable to a combination of growth in existing markets and the impact of recent acquisitions. While the addition of the "Mrs. Smith's" business accounted for approximately one-half of the sales increase, all business areas were up over the prior year with the Foodservice, Industrial, and Specialty Foods areas achieving double-digit volume and dollar sales growth.

        Earnings for the quarter were consistent with expectations and margins on the Company's core business remain favorable. Although the "Mrs. Smith's" business contributed significantly to overall sales growth in the first quarter, that business did not make a comparable contribution to first quarter earnings. This was due primarily to the fact that the "Mrs. Smith's" business tends to be seasonal in nature, with the first quarter of the fiscal year being the weakest quarter. The "Mrs. Smith's" business is expected to make a larger profit contribution during the second quarter of the year.

        In the Consumer area, the grocery and beverage markets accounted for most of the increase in sales over the prior year. These were offset somewhat by decreases in the warehouse club and mass retail markets. International sales were up over 50%, primarily due to the inclusion of sales from Canada Group East, which was acquired in July 1993, although all markets in the International area were up over prior year sales levels.

        The cost of products sold during the quarter increased as a percentage of sales over the same period last year due primarily to the acquisitions of Canada Group East and the "Mrs. Smith's" and "After The Fall" businesses. These operations currently perform at margins below the Corporate average. Excluding the acquisitions, margins otherwise were consistent with last year's results.

        The percentage increase in selling, distribution, and administration costs for the first quarter over the same period last year was slightly less than the percentage increase in sales. Marketing and selling expenses were up slightly but at a lesser rate than the increase in sales, thereby helping to offset higher administrative overhead and amortization costs.

        Interest expense increased significantly from the same period last year due to the additional debt incurred as a result of the recent acquisitions. Conversely, interest income decreased due to lower investment balances this year compared to the first quarter of fiscal 1994.

        The increase in income taxes was slightly greater than the percentage increase in income before tax. The Company elected to recognize the increase in the statutory federal tax rate during the second quarter of fiscal 1994.

                                      Sequential Page
                                           No. 7



Financial Condition - Liquidity and Capital Resources
- - -----------------------------------------------------

        The Company's financial position continues to be strong despite the increase in debt during the first quarter. The acquisition of the "After The Fall" beverage business and the seasonal procurement of fruit, which primarily occurs during the first half of the fiscal year, were the major uses of cash during the quarter. Other significant uses of cash during the quarter were the payment of dividends and capital expenditures.

        During the second quarter, the Company will continue to borrow against its revolving credit agreement in order to pay for remaining fruit purchases and other working capital requirements. The Company expects that borrowings
will peak at a level within the $125 million maximum under the agreement.   The
Company expects that cash from future operations will be sufficient to allow it to begin paying down outstanding debt during the latter part of the fiscal year, assuming there are no additional acquisitions or other extraordinary cash requirements.

                                      Sequential Page
                                          No. 8

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------
              See the Index of Exhibits that appears on Sequential Page No. 9 of this report.

         (b)  Reports on Form 8-K
              -------------------
              On June 13, 1994, the Company amended its April 15, 1994, Form 8-K filing to include both audited financial statements and proforma information as required under item 7(a) and 7(b) of Form 8-K.


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 13, 1994                 THE J. M. SMUCKER COMPANY

                                   /s/   Steven J. Ellcessor

                                   BY STEVEN J. ELLCESSOR
                                   Secretary

                                   /s/   Richard K. Smucker

                                   AND RICHARD K. SMUCKER
                                   President

                                      Sequential Page
                                          No. 9





                               INDEX OF EXHIBITS

                    That are filed with the Commission and
                         the New York Stock Exchange


  Assigned                                                     Sequential
Exhibit No. *                    Description                    Page No.
- - --------------------------------------------------------------------------
      4  (a)   Industrial Development Revenue Bond Project         **
               Agreement dated as of December 1, 1986.

         (b)   Promissory Note between The J. M. Smucker           **
               Company and First of America Bank - Central dated as of March 15, 1993.

     27 Financial Data Schedule pursuant to Article 5 in Regulation S-X.

     99        Revolving credit agreement between The J.M.
               Smucker Company and Society National Bank
               (Individually and as Agent), National City
               Bank and the First National Bank of Chicago dated as of April 27, 1994.

*     Exhibits 2, 10, 11, 15, 18, 19, 20, 23, 24, and 25
      are either inapplicable to the Company or require no answer.

** As permitted by Item 601(b)(4)(iii) of Regulation S-K, copies of these instruments are not filed herewith; however, copies will be furnished to the Commission upon request.