Form 10-Q
period 1994-10-31
SMUCKER J M CO
filed 1994-12-15
CIK 91419

THIS COPY IS BEING SUBMITTED PURSUANT                 Sequential Page
TO RULE 901(d) OF REGULATION S-T.                     No. 1 of 9 Pages


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended      October 31, 1994
                                            -------------------------

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                  Commission File Number             1-5111
                                        ----------------------------


                          THE J. M. SMUCKER COMPANY


          Ohio                                      34-0538550
- ----------------------                        ----------------------
State of Incorporation                        IRS Identification No.

                                STRAWBERRY LANE
                             ORRVILLE, OHIO  44667
                                 (216) 682-3000


The Company has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


The Company had 14,391,339 Class A Common Shares and 14,780,839
Class B  Common Shares outstanding on October 31, 1994.

         The Exhibit Index is located at Sequential Page No. 9.

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


Item I.  Financial Statements
         --------------------
                                                                  Three Months Ended                     Six Months Ended
                                                                      October 31,                           October 31,
                                                                  ------------------                    ------------------
                                                                 1994            1993                  1994            1993
                                                               --------        --------              --------        --------
                                                                      (Dollars in thousands, except per share data)

Net Sales                                                      $184,339        $130,974              $328,686        $243,140
Cost of products sold                                           120,771          83,944               215,191         154,578
                                                               --------        --------              --------        --------
                                                                 63,568          47,030               113,495          88,562
Selling, distribution, and
 administrative expenses                                         42,778          29,718                77,500          57,229
                                                               --------        --------              --------        --------
                                                                 20,790          17,312                35,995          31,333
Interest income                                                     169              91                   365             437
Other income (net)                                                1,324             249                 2,023             551
                                                               --------        --------              --------        --------
                                                                 22,283          17,652                38,383          32,321
Interest expense                                                  1,385              38                 2,124              94
                                                               --------        --------              --------        --------
INCOME BEFORE INCOME TAXES                                       20,898          17,614                36,259          32,227

Income taxes                                                      8,572           7,192                14,718          12,898
                                                               --------        --------              --------        --------

NET INCOME                                                     $ 12,326        $ 10,422              $ 21,541        $ 19,329
                                                               ========        ========              ========        ========

Net income per Common Share*                                   $    .42        $    .35              $    .74        $    .66
                                                               ========        ========              ========        ========

Dividends declared on
Class A Common Shares                                          $   .125        $   .115              $    .25        $    .23
                                                               ========        ========              ========        ========

Dividends declared on
Class B Common Shares                                          $   .125        $   .115              $    .25        $    .23
                                                               ========        ========              ========        ========

* Computed on the weighted average
  number of Class A Common Shares
  and Class B Common Shares out-
  standing, namely                                           29,172,179      29,205,974            29,151,961      29,205,352


See notes to condensed, consolidated financial statements.

                                                                                                                 Sequential Page
                                                                                                                       No. 3


                                                     THE J. M. SMUCKER COMPANY
                                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              October 31, 1994       April 30, 1994
                                                                                 (Unaudited)
                                                                                   --------              --------
ASSETS                                                                                (Dollars in Thousands)
CURRENT ASSETS
  Cash and cash equivalents                                                        $  6,599              $ 14,059
  Trade receivables, less allowances                                                 82,247                47,828
  Inventories:
    Finished products                                                                53,464                42,463
    Raw materials, containers, and supplies                                          85,983                60,773
                                                                                   --------              --------
                                                                                    139,447               103,236

  Other current assets                                                                7,571                 6,562
                                                                                   --------              --------
       Total Current Assets                                                         235,864               171,685
PROPERTY, PLANT, AND EQUIPMENT
  Land and land improvements                                                         13,976                13,533
  Buildings and fixtures                                                             71,067                68,362
  Machinery and equipment                                                           135,661               130,403
  Construction in progress                                                            6,327                 6,486
                                                                                   --------              --------
                                                                                    227,031               218,784
  Less allowances for depreciation                                                  (88,915)              (81,278)
                                                                                  --------             ---------
       Total Property, Plant and Equipment                                          138,116               137,506
OTHER NONCURRENT ASSETS
  Goodwill                                                                           39,299                21,833
  Trademarks and patents                                                             37,687                38,328
  Other assets                                                                        9,519                 9,289
                                                                                   --------              --------
        Total Other Noncurrent Assets                                                86,505                69,450
                                                                                   --------              --------
                                                                                   $460,485              $378,641
                                                                                   ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                 $ 33,750              $ 37,322
  Notes payable                                                                      54,798                 4,327
  Salaries, wages, and additional compensation                                       11,313                 9,604
  Accrued marketing and merchandising                                                22,449                16,209
  Income taxes                                                                        4,646                 2,124
  Dividends payable                                                                   3,671                 3,639
  Other current liabilities                                                          10,824                 9,970
                                                                                   --------              --------
        Total Current Liabilities                                                   141,451                83,195
NONCURRENT LIABILITIES                                                               68,456                61,044
SHAREHOLDERS' EQUITY
  Class A Common Shares, outstanding shares:                                          3,598                 3,590
  14,391,339 and 14,360,339 at stated value
  Class B Common Shares, outstanding shares:                                          3,695                 3,687
  14,780,839 and 14,749,839 at stated value
  Additional capital                                                                 10,597                 9,261
  Retained income                                                                   247,694               233,420
  Less:
    Deferred compensation                                                            (1,682)                 (576)
    Amount due from ESOP Trust                                                      (10,441)              (10,670)
    Currency translation adjustment                                                  (2,883)               (4,310)
                                                                                  --------              --------
        Total Shareholders' Equity                                                  250,578               234,402
                                                                                   --------              --------
                                                                                   $460,485              $378,641
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

                                                                                                                 Sequential Page
                                                                                                                       No. 4


                                                     THE J. M. SMUCKER COMPANY

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)


                                                                                      Six Months Ended
                                                                                          October 31
                                                                                     --------------------
                                                                                     (Dollars in Thousands)
                                                                                    1994                 1993
                                                                                  --------             --------
NET CASH USED FOR OPERATING ACTIVITIES                                           $ (32,087)           $  (9,448)

CASH FLOWS FROM INVESTING ACTIVITIES
  Business acquired - net of cash                                                  (22,309)             (15,912)
  Additions to property, plant, and
    equipment                                                                       (8,192)              (8,643)
  Proceeds from the sale of property,
    plant, and equipment                                                               196                  227
  Other - net                                                                         (412)                (242)
                                                                                  --------             --------

NET CASH USED FOR INVESTING ACTIVITIES                                             (30,717)             (24,570)


CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                                    (7,267)              (6,684)
  Proceeds from long-term debt                                                       7,501                  -0-
  Proceeds from short-term debt                                                     54,798                  -0-
  Amount received from ESOP trust - net                                                228                  183
  Sale of Common Shares                                                                -0-                  226
  Other - net                                                                          (93)                 -0-
                                                                                  --------             --------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                55,167               (6,275)

  Effect of exchange rate changes                                                      177                 (135)

Net Decrease in Cash and
  Cash Equivalents                                                                  (7,460)             (40,428)
Cash and Cash Equivalents at
  Beginning of Period                                                               14,059               50,445
                                                                                  --------             --------
Cash and Cash Equivalents at
  End of Period                                                                   $  6,599             $ 10,017
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

                                                                 Sequential Page
                                                                       No. 5


                          THE J. M. SMUCKER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation
- ---------------------

        The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The seasonal nature of the "Mrs. Smith's" business will have a significant impact on second and third quarter financial results. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1994.

Note B - Common Shares
         -------------
         At October 31, 1994, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. Outstanding shares of each class are shown net of 1,820,949 Class A and 1,413,449 Class B treasury shares at October 31 and 1,851,949 Class A and 1,462,449 Class B treasury shares at April 30, 1994.

Note C - Acquisitions
         ------------
         On July 1, 1994, the Company completed its cash acquisition of substantially all of the assets of After The Fall Products, Inc., located in Brattleboro, Vermont. That Company's business consisted primarily of the sale of natural juices and juice beverages under the "After The Fall" brand. In conjunction with this acquisition, the Company purchased $17,746,500 of intangible assets, and plans to amortize them over 40 years using the straight line method. The acquisition was recorded using the purchase method of accounting.

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


* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and six-month periods ended October 31, 1994 and 1993, respectively.

                                                                 Sequential Page
                                                                       No. 6





Results of Operations
- ---------------------
     Sales for the second quarter ended October 31, 1994 were $184,339,000, up approximately 41% over the same period last year. All business areas contributed to the sales increase for the quarter, with a majority of the sales gain being attributable to the "Mrs. Smith's" pie business which was acquired in March 1994. The "Mrs. Smith's" business is seasonal in nature and traditionally realizes the largest percentage of its annual sales during the fall and holiday season. The International and Specialty Foods business areas realized the highest percentage increases for the quarter, while the Consumer area had the largest dollar increase. In the Consumer area, the grocery and beverage markets accounted for most of the increase in sales. The beverage sales were up due to growth in existing lines and to the "After The Fall" acquisition.
On a year-to-date basis, sales are above the prior year by $85,546,000, or 35%, again primarily due to "Mrs. Smith's."

     Earnings for the quarter were $12,326,000, or $.42 per share, compared to $10,422,000, or $.35 per share for the same period last year. All business areas also contributed to earnings during the quarter, and a large part of the increase in earnings over the second quarter last year was attributable to the "Mrs. Smith's" acquisition. "Mrs. Smith's" will continue to contribute to earnings during the third quarter, although its level of contribution will be less significant as the holiday season comes to an end.

     The cost of products sold during the quarter increased as a percentage of sales over the same period last year. An increase in costs of certain raw material components, including fruit, along with increased plant overhead were the primary factors. The recent "Mrs. Smith's" and "After The Fall" acquisitions also contributed as those operations have margins below the corporate average.

     The percentage increase in selling, distribution, and administration costs for the second quarter over the same period last year was slightly greater than the percentage increase in sales. An increase in marketing costs to support both the "Mrs. Smith's" and "Smucker's" businesses accounted for a majority of the change. For the six-month period, the increase in selling, distribution, and administration costs is consistent with the percentage increase in sales.

     Interest expense increased significantly from the same period last year due to the additional debt incurred as a result of the recent acquisitions.
The interest expense was offset somewhat by other income (net), which was up considerably for both the quarter and the six-month period. The increase in other income was primarily attributable to the inclusion of non-operating revenue from the "Mrs. Smith's" business and improved profitability on the sale of excess fruit inventories.

     For the quarter, the increase in income taxes was consistent with the percentage increase in income before tax. On a year-to-date basis, income taxes have increased at a slightly greater rate than income before tax (14.1% vs. 12.5%), due to a higher estimated effective federal tax rate.

                                                                 Sequential Page
                                                                       No. 7




Financial Condition - Liquidity and Capital Resources
- -----------------------------------------------------
     The Company's financial position continues to be strong despite the decrease in cash and cash equivalents from balances at April 30, 1994. The acquisition of "After The Fall" and the seasonal procurement of fruit, which primarily occurs during the first half of the year, were the major uses of cash during this period. Other significant uses of cash during the quarter were the payment of dividends and capital expenditures.
         On December 9th, the Company acquired the "Laura Scudder's" natural peanut butter business from BAMA Foods Inc., a wholly-owned subsidiary of Welch Foods Inc. The acquisition was financed with funds borrowed against the Company's revolving credit agreement. Despite the current debt level, the Company anticipates that, in the absence of further acquisitions or similar unplanned events, cash from future operations will be sufficient to reduce significantly the outstanding debt balance by the end of the fiscal year.

Item 4.          Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

         The annual meeting of shareholders of the Company was held on August 16, 1994. At the meeting, the names of Charles S. Mechem, Jr., Vernon D. Netzly, Timothy P. Smucker, and Benjamin B. Tregoe, Jr. were placed in nomination for the Board of Directors to serve three-year terms ending in 1997. All four nominees were elected with the results as follows:

                                                         Votes For                         Votes Withheld
                                                         ---------                         --------------
Charles S. Mechem, Jr.                                 65,190,313                              305,215
Vernon D. Netzly                                       65,205,191                              290,337
Timothy P. Smucker                                     65,208,415                              287,113
Benjamin B. Tregoe, Jr.                                65,197,027                              298,501

     The second matter voted upon at the meeting related to the ratification of the appointment of Ernst & Young as the Company's independent auditors for the 1995 fiscal year. The measure was ratified as follows:

                      Votes For                     Votes Against                          Abstentions
                      ---------                     -------------                          -----------
                      65,118,989                      154,099                               222,440


No broker non-votes were identified with regard to either matter submitted to the shareholders.

                                                                 Sequential Page
                                                                        No. 8





Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)  Exhibits
               --------
               See the Index of Exhibits that appears on Sequential Page No. 9 of this report.

          (b)  Reports on Form 8-K
               -------------------
               No Reports on Form 8-K were required to be filed during the quarter for which this report is filed.





                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




December 13, 1994               THE J. M. SMUCKER COMPANY





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




                                        AND RICHARD K. SMUCKER
                                        President

                                                                 Sequential Page
                                                                       No. 9





                               INDEX OF EXHIBITS


                    That are filed with the Commission and
                         the New York Stock Exchange





 Assigned                                                    Sequential
Exhibit No. *                   Description                    Page No.
- -----------------------------------------------------------------------
    4       (a)  Industrial Development Revenue Bond Project       **
                 Agreement dated as of December 1, 1986.


            (b)  Promissory Note between The J. M. Smucker         **
                 Company and the First of America Bank -
                 Central dated as of March 15, 1993.

            27 Financial data schedules pursuant to Article 5 in Regulation S-X.

    *       99   Revolving credit agreement between The J. M.
                 Smucker Company and Society National Bank
                 (individually and as agent), National City Bank, and the First National Bank of Chicago dated as of April 27, 1994. (Previously filed with the First
                 Quarter Report dated September 14, 1994)


*        Exhibits 2, 10, 11, 15, 18, 19, 20, 23, 24 and 25 are either inapplicable to the Company or require no answer.

** As permitted by Item 601(b)(4)(iii) of Regulation S-K, no copy of this instrument is filed; however, a copy will be furnished to the Commission upon request.