Form 10-Q
period 1995-01-31
SMUCKER J M CO
filed 1995-03-17
CIK 91419

                                                                 Sequential Page
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


           For the quarterly period ended      January 31, 1995
                                          ---------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ---------

             Commission File Number             1-5111
                                    ------------------------------



                           THE J. M. SMUCKER COMPANY


          Ohio                                      34-0538550
- ----------------------                        ----------------------
State of Incorporation                        IRS Identification No.


                                STRAWBERRY LANE
                             ORRVILLE, OHIO  44667
                                 (216) 682-3000


The Company has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


The Company had 14,386,339 Class A Common Shares and 14,780,839
Class B Common Shares outstanding on January 31, 1995.

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




Item 1.  Financial Statements
         --------------------

                                  Three Months Ended     Nine Months Ended
                                      January  31,           January 31
                                  -------------------   ------------------
                                    1995      1994        1995      1994
                                  --------  ---------   --------  --------
                               (Dollars in thousands, except per share data)
Net Sales                         $157,348   $115,616   $486,034  $358,756
Cost of products sold              100,600     74,708    315,791   229,286
                                  --------   --------   --------  --------
                                    56,748     40,908    170,243   129,470
Selling, distribution, and
 administrative expenses            41,841     29,021    119,341    86,250
                                  --------   --------   --------  --------
                                    14,907     11,887     50,902    43,220
Interest income                        108        214        473       651
Other income (net)                     749        375      2,772       926
                                  --------   --------   --------  --------
                                    15,764     12,476     54,147    44,797
Interest expense                     1,299        116      3,423       210
                                  --------   --------   --------  --------
INCOME BEFORE INCOME TAXES          14,465     12,360     50,724    44,587

Income taxes                         5,776      4,973     20,494    17,871
                                  --------   --------   --------  --------

NET INCOME                        $  8,689   $  7,387   $ 30,230  $ 26,716
                                  ========   ========   ========  ========

Net income per Common Share*      $    .30   $    .26   $   1.04  $    .92
                                  ========   ========   ========  ========

Dividends declared on
Class A Common Shares             $   .125   $   .115   $   .375  $   .345
                                  ========   ========   ========  ========

Dividends declared on
Class B Common Shares             $   .125   $   .115   $   .375  $   .345
                                  ========   ========   ========  ========

* Computed on the weighted average
  number of Class A Common Shares
  and Class B Common Shares out-
  standing, namely        29,167,667   29,162,460   29,157,201   29,191,050


See notes to condensed, consolidated financial statements.

                                                                 Sequential Page
                                                                      No. 3


                           THE J. M. SMUCKER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      January 31, 1995         April 30, 1994
                                                         (Unaudited)
                                                         -----------             ----------
ASSETS                                                        (Dollars in Thousands)
CURRENT ASSETS
  Cash and cash equivalents                                $ 10,385               $ 14,059
  Trade receivables, less allowances                         46,297                 47,828
  Inventories:
    Finished products                                        49,352                 42,463
    Raw materials, containers, and supplies                  72,160                 60,773
                                                           --------               --------
                                                            121,512                103,236

  Other current assets                                        8,244                  6,562
                                                           --------               --------
        Total Current Assets                                186,438                171,685
PROPERTY, PLANT, AND EQUIPMENT
  Land and land improvements                                 14,115                 13,533
  Buildings and fixtures                                     71,705                 68,362
  Machinery and equipment                                   137,849                130,403
  Construction in progress                                    7,386                  6,486
                                                           --------               --------
                                                            231,055                218,784
  Less allowances for depreciation                          (92,752)               (81,278)
                                                           --------              ---------
        Total Property, Plant and Equipment                 138,303                137,506
OTHER NONCURRENT ASSETS
  Goodwill                                                   40,721                 21,833
  Other assets                                               50,799                 47,617
                                                           --------               --------
        Total Other Noncurrent Assets                        91,520                 69,450
                                                           --------               --------
                                                           $416,261               $378,641
                                                           ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                         $ 30,308               $ 37,322
  Notes payable                                              15,198                  4,327
  Income taxes                                                4,023                  2,124
  Other current liabilities                                  42,846                 39,422
                                                           --------               --------
        Total Current Liabilities                            92,375                 83,195
NONCURRENT LIABILITIES                                       68,467                 61,044
SHAREHOLDERS' EQUITY
  Class A Common Shares, outstanding shares:                  3,597                  3,590
  14,386,339 and 14,362,999 at stated value
  Class B Common Shares (nonvoting), out-                     3,695                  3,687
  standing shares: 14,780,839 and 14,749,039
  at stated value
  Additional capital                                         10,964                  9,261
  Retained income                                           252,638                233,420
  Less:
    Deferred compensation                                    (1,532)                  (576)
    Amount due from ESOP Trust                              (10,441)               (10,670)
    Currency translation adjustment                          (3,502)                (4,310)
                                                           --------               --------
        Total Shareholders' Equity                          255,419                234,402
                                                           --------               --------
                                                           $416,261               $378,641
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

                                                                 Sequential Page
                                                                      No. 4



                           THE J. M. SMUCKER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)




                                                      Nine Months Ended
                                                         January 31
                                                    --------------------
                                                   (Dollars in Thousands)
                                                      1995        1994
                                                    --------    --------
NET CASH PROVIDED FROM OPERATING ACTIVITIES         $ 26,228    $ 14,882

CASH FLOWS FROM INVESTING ACTIVITIES
  Business acquired - net of cash                    (28,780)    (15,853)
  Additions to property, plant, and
    equipment                                        (12,766)    (12,935)
  Other - net                                           (728)       (263)
                                                    --------    --------

NET CASH USED FOR INVESTING ACTIVITIES               (42,274)    (29,051)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                     (10,900)    (10,021)
  Proceeds from long-term debt                         7,501         -0-
  Proceeds from short-term debt                       15,198         -0-
  Other - net                                            404        (791)
                                                     -------    --------
NET CASH PROVIDED BY/(USED FOR)
  FINANCING ACTIVITIES                                12,203     (10,812)

  Effect of exchange rate changes                        169        (171)

Net Decrease in Cash and
  Cash Equivalents                                    (3,674)    (25,152)
Cash and Cash Equivalents at
  Beginning of Period                                 14,059      50,445
                                                    --------    --------
Cash and Cash Equivalents at
  End of Period                                     $ 10,385    $ 25,293
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

                                                                 Sequential Page
                                                                      No. 5

                           THE J. M. SMUCKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The seasonal nature of the Mrs. Smith's business significantly impacts the Company's second and third quarter financial results. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1994.

Note B - Common Shares
         -------------

         At January 31, 1995, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. Outstanding shares of each class are shown net of 1,825,949 Class A and 1,431,449 Class B treasury shares at January 31 and 1,851,949 Class A and 1,462,449 Class B treasury shares at April 30, 1994.

Note C - Acquisitions
         ------------

         On July 1, 1994, the Company completed its cash acquisition of substantially all of the assets of After The Fall Products, Inc., located in Brattleboro, Vermont. That company's business consisted primarily of the sale of natural juices and juice beverages under the After The Fall brand. In addition, on December 9, 1994, the Company acquired for cash the Laura Scudder's natural peanut butter business from BAMA Foods Inc., a wholly-owned subsidiary of Welch Foods Inc. In conjunction with these acquisitions, the Company purchased $17,746,500 and $5,250,000 of intangible assets, respectively. The Company plans to amortize them over 40 years using the straight line method. Both acquisitions were recorded using the purchase method of accounting.

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

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and nine-month periods ended January 31, 1995 and 1994, respectively.

                                                                 Sequential Page
                                                                      No. 6



Results of Operations
- ---------------------

     Sales for the third quarter ended January 31, 1995 were $157,348,000, up approximately 36% over the same period last year. All business areas with the exception of Specialty Foods, reported increases in sales for the quarter. Approximately 87% of the sales gain was attributed to the Mrs. Smith's pie business which was acquired in March 1994. The Mrs. Smith's business is seasonal in nature and traditionally realizes the largest percentage of its annual sales during the fall and holiday season. The Foodservice and International business areas realized the highest percentage increases for the quarter up 13% and 10%, respectively. The Consumer area had the largest dollar increase, which was attributable to the increase in sales within the beverage market, primarily due to the After The Fall acquisition. On a year-to-date basis, sales are above the prior year by $127,278,000, or 35%, again primarily due to Mrs. Smith's.

     Earnings for the quarter were $8,689,000, or $.30 per share, compared to $7,387,000, or $.26 per share. The increase in earnings for both the quarter and year-to-date over the same periods last year was attributable to the Mrs. Smith's acquisition. Earnings on the Company's core business were essentially unchanged. Due to the seasonal nature of the Mrs. Smith's business, which is centered around the last four months of the calendar year, it is not expected to contribute to earnings in the fourth quarter.

    The cost of products sold during both the quarter and year-to-date increased over the same period last year due primarily to the impact of Mrs. Smith's and After The Fall acquisitions, which currently operate at margins below the Company's average. In addition, higher costs of certain fruits and sweeteners and increased plant overhead costs also contributed to the increase.

    Several factors contributed to the fact that the rate of increase in selling, distribution, and administrative costs for the quarter exceeded the rate of sales growth. The primary contributors were additional marketing dollars to support the Mrs. Smith's business; increased distribution costs, partially due to the expansion of the beverage business; and increased administrative overhead expenses. Selling, distribution, and admininistrative expenses also increased for the nine-month period, due both to the factors noted and to slightly higher marketing expenses on existing business.

    Interest expense increased significantly from the same period last year due to the additional debt incurred in connection with the recent acquisitions. This was somewhat offset by other income (net), which was up considerably for the quarter and nine-month period. This is primarily attributable to the inclusion of non-operating revenue from the Mrs. Smith's operation and to improved profitability on the sale of excess fruit inventories.

                                                                 Sequential Page
                                                                      No. 7



        For the quarter, the increase in income taxes was slightly less than the percentage increase in income before tax due to lower state and local taxes. On a year-to-date basis, income taxes have increased at a slightly greater rate than income before tax due to a higher estimated effective federal tax rate.


Financial Condition - Liquidity and Capital Resources
- -----------------------------------------------------

         The Company's financial position continues to be strong as cash generated from operations increased significantly during the quarter. Cash collected on the second quarter Mrs Smith's receivables and the end of the fruit procurement period were the primary causes for the cash increase. The major uses of cash during the third quarter were the payment of dividends, capital expenditures, and the acquisition of the Laura Scudder's peanut butter business.

         During the fourth quarter, the Company anticipates that, in the absence of further acquisitions or similar unplanned events, cash from operations will be sufficient to further reduce the outstanding debt balance.

         On March 11, 1995, the Company's Watsonville, California, processing plant was flooded by the Pajaro River after a levee broke during severe storms. The Watsonville facility processes fresh fruit and stores frozen fruit. The Company has not yet been able to get into the plant to assess damages. The Company does not expect the flooding to have a material effect on the Company's overall operations or performance, but no definitive assessment can be made at this time.


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

                                                                 Sequential Page
                                                                      No. 8




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


March 17, 1995                        THE J. M. SMUCKER COMPANY





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



                                      AND RICHARD K. SMUCKER
                                      President

                                                                 Sequential Page
                                                                      No. 9





                               INDEX OF EXHIBITS


                     That are filed with the Commission and
                          the New York Stock Exchange




 Assigned                                                            Sequential
Exhibit No. *                   Description                            Page No.
- -------------------------------------------------------------------------------
         4       (a)   Industrial Development Revenue Bond Project        **
                       Agreement dated as of December 1, 1986.


                 (b)   Promissory Note between The J. M. Smucker          **
                       Company and the First of America Bank -
                       Central dated as of March 15, 1993.

         27 Financial data schedules pursuant to Article 5 in Regulation S-X.

         99      Revolving credit agreement between The J. M.
                 Smucker Company and Society National Bank
                 (individually and as agent), National City Bank, and the First National Bank of Chicago dated as of April 27, 1994 (previously filed with first quarter 10-Q dated September 14, 1994).


*    Exhibits 2, 10, 11, 15, 18, 19, 20, 23, 24 and 25 are either inapplicable to the Company or require no answer.

** As permitted by Item 601(b)(4)(iii) of Regulation S-K, no copy of this instrument is filed; however, a copy will be furnished to the Commission upon request.