Form 10-K
period 1995-04-30
SMUCKER J M CO
filed 1995-07-25
CIK 91419

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [      ]

As of July 3, 1995, 14,384,839 Class A Common Shares and 14,778,839 Class B Common Shares of The J. M. Smucker Company were issued and outstanding. The aggregate market value of the voting Common Shares (Class A) held by non-affiliates of the Registrant at July 3, 1995, was $243,969,381.

Certain sections of the Registrant's definitive Proxy Statement, dated July 17, 1995, for the August 15, 1995 Annual Meeting of Shareholders and of the 1995 Annual Report to Shareholders are incorporated by Reference into Parts I, II, III and IV of this Report.

                                     PART I



ITEM 1.  BUSINESS

         THE COMPANY. The J. M. Smucker Company was begun in 1897 and was incorporated in Ohio in 1921. The Company, generally referred to as Smucker's (a registered trademark), operates in one industry, the manufacturing and marketing of food products on a worldwide basis. Unless otherwise indicated by the context, the term "Company" as used in this report means The J. M. Smucker Company and its subsidiaries.

         PRINCIPAL PRODUCTS. The principal products of the Company are fruit spreads, frozen pies, dessert toppings, syrups, peanut butter, industrial fruit products (such as bakery and yogurt fillings), fruit and vegetable juices, juice beverages, pie fillings, condiments, and gift packages.

         The Company is structured around seven strategic business areas:
Consumer, Mrs. Smith's, Beverage, International, Foodservice, Industrial, and Specialty Foods. Within the domestic markets, the Company's products are primarily sold through brokers to chain, wholesale, cooperative, and independent grocery accounts and other consumer markets, and to foodservice distributors and chains including hotels, restaurants, and institutions. Industrial products such as bakery and fruit fillings are typically sold direct to other food manufacturers and marketers for inclusion in their products.

         The Company's distribution outside the United States is principally in Canada, Australia and the Pacific Rim, the United Kingdom, and Latin America, although products are exported to other countries. International sales represent approximately 11% of total Company sales.

         SOURCES AND AVAILABILITY OF RAW MATERIALS. The fruit raw materials used by the Company in the production of its food products are generally purchased from independent growers and suppliers, although the Company grows some strawberries for its own use. Because of the seasonal nature and volatility of quantities of most of the crops on which the Company depends, it is necessary to prepare and freeze stocks of fruit, fruit juices, berries, and other food products and to maintain them in cold storage warehouses. Sweeteners, peanuts, and other ingredients are obtained from various other sources.

         PATENTS AND TRADEMARKS. The Company's products are marketed under several trademarks owned by the Company. The principal trademarks are the Company's names and certain designs of products. Major trademarks include:
Smucker's, Mrs. Smith's, The R. W. Knudsen Family, After The Fall, Mary Ellen, Dickinson's, Lost Acres, IXL, Laura Scudder's, Simply Fruit, Dutch Girl, Good Morning, Extra Fruit, Double Fruit, J. M. Smucker's, Super Spreaders, Low Sugar, Goober, Magic Shell, Special Recipe, Sundae Syrup, Recharge, Santa Cruz Natural, Spritzer, Fruit Teazer, Heinke, and Fruitage. In addition, the Company licenses the Peanuts, Shirriff, and Vachon brands.

         Other slogans or designs considered important trademarks to the Company include: "With a name like Smucker's, it has to be good," Smucker's banner, the Crock Jar shape, Gingham design, and strawberry logo.

         SEASONALITY. Historically, the Company's business has not been highly seasonal. However, due to the demand for frozen pies during the Fall and Thanksgiving and Christmas holiday seasons, the Company's second and third quarter financial performance is significantly impacted by Mrs. Smith's results during those periods.

         WORKING CAPITAL. Working capital requirements are greatest during the late spring and summer months due to seasonal procurement of fruits, berries, and peanuts. During this period, short-term borrowing may be used to augment working capital generated by sales.

         CUSTOMERS. The Company is not dependent either on a single customer or on a very few customers for a major part of its sales. No single domestic or foreign customer accounts for more than 10% of consolidated sales.

         ORDERS. Generally, orders are filled within a few days of receipt and the backlog of unfilled orders at any particular time is not material.

         GOVERNMENT BUSINESS. The Company has no material portion of its business which may be subject to negotiation of profits or termination of contracts at the election of the government.

         COMPETITION. The Company is the U.S. market leader in the fruit spread, frozen pie, ice cream topping, and natural peanut butter categories. The Company's business is highly competitive as all its brands compete for retail shelf and freezer space with other advertised and branded products as well as unadvertised and private label products. The rapid growth of alternative store formats (i.e. warehouse club and mass merchandise stores) and changes in business practices, resulting from both technological advances and new industry techniques, have added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, advertising, and promotion.

         RESEARCH AND DEVELOPMENT. The Company predominantly utilizes in-house programs to both develop new products and improve existing products in each of its strategic business areas. In relation to consolidated assets and operating expenses, amounts expensed in each of the areas were not material in any of the last three years.

         ENVIRONMENTAL MATTERS. Compliance with the provisions of federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

         EMPLOYEES. At April 30, 1995, the Company had approximately 2,600 full-time employees, worldwide.

         SEGMENT AND GEOGRAPHIC INFORMATION. Information concerning international operations for the years 1995, 1994, and 1993 is hereby incorporated by reference from the 1995 Annual Report to Shareholders, on page 19 under Note B: "Operating Segments."

ITEM 2.  PROPERTIES

         The table below lists all the Company's manufacturing and fruit processing facilities. All of the Company's properties are maintained and updated on a regular basis, and the Company continues to make investment for expansion and technological improvements. All production properties listed below are owned except the facility in Oxnard, California, which is leased.


DOMESTIC MANUFACTURING LOCATIONS                                   PRODUCTS PRODUCED
- --------------------------------------------------------------------------------------------------

Orrville, Ohio                                  Fruit spreads, toppings, industrial fruit products
Salinas, California                             Fruit spreads, toppings
Memphis, Tennessee                              Fruit spreads, toppings
Ripon, Wisconsin                                Fruit spreads, toppings, condiments
New Bethlehem, Pennsylvania                     Peanut butter and Goober products
Pottstown, Pennsylvania                         Frozen pies, pie shells
Chico, California                               Fruit and vegetable juices, beverages
Havre de Grace, Maryland                        Fruit and vegetable juices, beverages


FRUIT PROCESSING LOCATIONS                                         FRUIT PROCESSED
- -------------------------------------------------------------------------------------------------------

Watsonville, California                         Strawberries, oranges, apples, peaches, apricots.
                                                 Also, produces industrial fruit products.
Woodburn, Oregon                                Strawberries, raspberries, blackberries,
                                                  blueberries.  Also produces industrial fruit
                                                  products.
Grandview, Washington                           Grapes, cherries, strawberries, cranberries
Oxnard, California                              Strawberries



INTERNATIONAL MANUFACTURING LOCATIONS                               PRODUCTS PRODUCED
- ----------------------------------------------------------------------------------------------

Ste-Marie, Quebec, Canada                       Fruit spreads, pie fillings, sweet spreads
Kyabram, Victoria, Australia                    Fruit spreads, toppings, fruit pulps
Elsenham, England                               Jams, specialty items


         In addition to the locations listed above, acreage is leased in California for the growing of strawberries. The corporate headquarters are located in Orrville, Ohio and offices are leased in Carlton, Victoria, Australia; Mexico City, Mexico; Toronto, Ontario, Canada; Longueuil, Quebec, Canada; and Brattleboro, Vermont.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding which would be considered material.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         The names, ages as of July 1, 1995, and positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Paul H. Smucker is the father of Tim and Richard K. Smucker and the father-in-law of H. Reid Wagstaff. All of the officers have held various positions with the Company for more than five years.


                                      Years with                                                Served in
     Name                   Age         Company                    Position                    Office Since
- ---------------------------------------------------------------------------------------------------------------
Paul H. Smucker             78             56         Chairman of the Executive Committee           1970
Tim Smucker                 51             26         Chairman                                      1987
Richard K. Smucker          47             22         President                                     1987
Vincent C. Byrd             40             18         Vice President and General Manager,           1989
                                                      Consumer Market
K. Edwin Dountz             53             19         Vice President - Sales                        1982
Fred A. Duncan              49             17         Vice President and General Manager,           1984
                                                      Industrial Market
Charles A. Laine            59             30         Vice President and General Manager,           1984
                                                      International and Beverage Markets
R. Alan McFalls             50             18         Vice President - Corporate Development and    1988
                                                      Planning
John D. Milliken            50             21         Vice President - Customer Logistics           1981
Robert R. Morrison          60             34         Vice President - Operations                   1967
H. Reid Wagstaff            60             19         Vice President - Government and               1994
                                                      Environmental Affairs
Steven J. Ellcessor         43              9         Secretary and General Counsel                 1986
Richard G. Jirsa            49             20         Corporate Controller                          1978
Philip P. Yuschak           56             19         Treasurer                                     1989






                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         The information pertaining to the market for the Company's Common Stock and other related shareholder information is hereby incorporated by reference from the Company's 1995 Annual Report to Shareholders under the caption "Stock Price Data" on page 9.

ITEM 6.  SELECTED FINANCIAL DATA

         Five year summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company's 1995 Annual Report to Shareholders under the following captions and page numbers: "Five Year Summary of Selected Financial Data" on page 8; Note
E:  "Postretirement Benefits Other Than Pensions" on pages 21 and 22; and Note
I:  "Income Taxes" on pages 25 and 26.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company's 1995 Annual Report to Shareholders, on pages 10 through 12.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements of the Company at April 30, 1995, 1994, and 1993 and for each of the three years in the period ended April 30, 1995, with the report of independent auditors and selected unaudited quarterly financial data, are hereby incorporated by reference from the Company's 1995 Annual Report to Shareholders on page 9 and pages 12 through 26.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and nominees for directorship is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 17, 1995, for the 1995 Annual Meeting of Shareholders on August 15, 1995, on pages 2 through 4, under the caption "Election of Directors." For information concerning the Company's executive officers, see "Executive Officers of the Registrant" set forth in Part I hereof.

         Information regarding disclosure of late filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 17, 1995, for the 1995 Annual Meeting of Shareholders on August 15, 1995, on pages 13 and 14 under the caption "Ownership of Common Shares."

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding the compensation of directors and executive officers is incorporated by reference from the Company's definitive Proxy Statement, dated July 17, 1995, for the 1995 Annual Meeting of Shareholders on August 15, 1995 under the following captions and page numbers: "Additional Information Concerning the Board of Directors of the Company" on pages 4 and 5, and beginning with "Report of the Executive Compensation Committee of the Board of Directors" on page 5 and continuing through "Pension Plan" on page 11.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company's definitive Proxy Statement, dated July 17, 1995, for the 1995 Annual Meeting of Shareholders on August 15, 1995 on pages 13 and 14 under the caption "Ownership of Common Shares."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement dated July 17, 1995, for the 1995 Annual Meeting of Shareholders on August 15, 1995 under the captions "Election of Directors" and "Additional Information Concerning the Board of Directors of the Company" on pages 2 through 5.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1, 2.   Financial Statements and Financial Statement Schedules

            The index to Consolidated Financial Statements and Financial Statement Schedules is included on page F-1 of this Report.

3.          Exhibits

     Exhibit
      No.                               Description
- --------------------------------------------------------------------------------

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

     4(b) Revolving credit agreement between The J. M. Smucker Company and Society National Bank (individually and as Agent), National City Bank, and the First National Bank of Chicago dated as of April 27, 1994, incorporated by reference to the Quarterly Report on Form 10-Q for the period ended July 31, 1994.

     4(c) First Amendment Agreement to the revolving credit agreement between The J. M Smucker Company and Society National Bank (individually and as Agent), National City Bank, and the First National Bank of Chicago dated as of April 25, 1995.

    10(a) Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

    10(b) Top Management Supplemental Retirement Benefit Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

    10(c) 1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

    10(d) Management Incentive Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

   13        Excerpts from 1995 Annual Report to Shareholders

   21        Subsidiaries of the Registrant

   23        Consent of Independent Auditors

   24        Powers of Attorney

   27        Financial Data Schedules


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


(b)   Reports on Form 8-K filed in the Fourth Quarter of 1995.

      No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

(c) The response to this portion of Item 14 is submitted as a separate section of this report.

(d) The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 25, 1995                    The J. M. Smucker Company


                                        By Steven J. Ellcessor
                                           Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


- -----------------------------------
        Paul H. Smucker                                         Chairman of the Executive Committee and Director
                                                                (Principal Executive Officer)

- -----------------------------------
        Tim Smucker                                             Chairman and Director
                                                                (Principal Executive Officer)

- -----------------------------------
      Richard K. Smucker                                        President and Director
                                                                (Principal Executive Officer)
                                                                (Principal Financial Officer)

- -----------------------------------
        Richard G. Jirsa                                        Corporate Controller
                                                                (Principal Accounting Officer)


- -----------------------------------
        Lena C. Bailey                                          Director


- -----------------------------------
     William P. Boyle, Jr.                                      Director


- -----------------------------------
       Russell G. Mawby                                         Director            By Steven J. Ellcessor
                                                                                       Attorney-in-Fact

- -----------------------------------
       Charles S. Mechem, Jr                                    Director
                                                                                    Date:  July 25, 1995

- -----------------------------------
        Robert R. Morrison                                      Director


- -----------------------------------
       Vernon D. Netzly                                         Director


- -----------------------------------
       William H. Steinbrink                                    Director


- -----------------------------------
      Benjamin B. Tregoe, Jr.                                   Director


- -----------------------------------
         Barbara Trueman                                        Director



- -----------------------------------
       William Wrigley, Jr.                                     Director

                           THE J. M. SMUCKER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      ITEMS 14(a) (1) AND (2), (c) AND (d)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES



                                                                                     Form                    Annual
                                                                                     10-K                   Report To
                                                                                     Report                Shareholder
                                                                                     ------                -----------
Data incorporated by reference from the 1995 Annual Report
  to Shareholders of The J. M. Smucker Company:
  Consolidated Balance Sheets at April 30, 1995 and 1994  . . . . . . . .                                      14-15
  For the years ended April 30, 1995, 1994, and 1993:
    Statements of Consolidated Income  . . . . . . . . . . . . . . . . . .                                     13
    Statements of Consolidated Cash Flows  . . . . . . . . . . . . . . . .                                     16
    Statements of Consolidated Shareholders' Equity  . . . . . . . . . . .                                     17
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .                                    18-26

  Consolidated financial statement schedules at April 30, 1995, or for the years ended April 30, 1995, 1994, and 1993:
    VIII.  Valuation and qualifying accounts  . . . . . . . . . . . . . . .           F-2


      All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

                           THE J. M. SMUCKER COMPANY

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1995, 1994 AND 1993

                             (DOLLARS IN THOUSANDS)





                                            Balance at    Charged to    Charged to      Deduc-    Balance at
 Classification                              Beginning     Costs and       Other        tions        End of
                                             of year        Expenses     Accounts        (A)         Period
- --------------------------------------------------------------------------------------------------------------
 1995:
   Valuation allowance for                    $ 2,265       $   395       $   ---      $   ---     $ 2,660
     deferred tax assets
   Allowance for doubtful accounts                419           195       $   ---          139         475
                                    -----------------------------------------------------------------------
                                              $ 2,684       $   590       $   ---       $  139     $ 3,135
                                              ========      ========      ========      =======    ========

 1994:
   Valuation allowance for                    $ 1,884       $   381       $   ---      $   ---     $ 2,265
     deferred tax assets
   Allowance for doubtful accounts                300           201           ---           82         419
                                    -----------------------------------------------------------------------
                                              $ 2,184       $   582       $   ---      $    82     $ 2,684
                                              ========      ========      ========     ========    ========

 1993:
   Valuation allowance for                    $   ---       $ 1,884       $   ---      $   ---     $ 1,884
     deferred tax assets
   Allowance for doubtful accounts                696           261           ---          657         300
                                    -----------------------------------------------------------------------
                                              $   696       $ 2,145       $   ---      $   657     $ 2,184
                                               =======      ========      ========     ========    ========

 (A) Uncollectible accounts written off, net of recoveries.
