Form 10-Q
period 1995-07-31
SMUCKER J M CO
filed 1995-09-12
CIK 91419

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



             For the quarterly period ended      July 31, 1995
                                            -----------------------

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
                                 (216) 682-3000



The Company has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the precedings and has been subject to such filing requirements for the past 90 days.


The Company had 14,384,839 Class A Common Shares and 14,778,839 Class B Common Shares outstanding on July 31, 1995.

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

                                                  Three Months Ended
                                                        July 31,
                                                ------------------------
                                                  1995            1994
                                                --------       ---------
                                                 (Dollars in thousands,
                                                 except per share data)
Net Sales                                       $147,965        $144,347
Cost of products sold                             94,619          93,403
                                                --------        --------
                                                  53,346          50,944
Selling, distribution, and
 administrative expenses                          36,984          35,739
                                                --------        --------
                                                  16,362          15,205

Interest income                                      156             196
Other income - net                                   874             699
                                                --------        --------
                                                  17,392          16,100
Interest expense                                   1,201             739
                                                --------        --------
INCOME BEFORE INCOME TAXES                        16,191          15,361

Income taxes                                       6,667           6,146
                                                --------        --------

NET INCOME                                      $  9,524         $ 9,215
                                                ========         =======


Net income per Common Share*                       $ .33          $  .32
                                                   =====          ======


Dividends declared on
Class A Common Shares                              $ .13           $ .125
                                                   =====           ======


Dividends declared on
Class B Common Shares                              $ .13           $ .125
                                                   =====           ======


* Computed on the weighted average
  number of Class A Common Shares
  and Class B Common Shares out-
  standing, namely                            29,163,678       29,131,744

See notes to condensed, consolidated financial statements.

                                                                 Sequential Page
                                                                      No. 3


                           THE J. M. SMUCKER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  July 31, 1995        April 30, 1995
                                                   (Unaudited)           (Audited)
                                                   -----------          ------------
ASSETS                                                    (Dollars in Thousands)
CURRENT ASSETS
  Cash and cash equivalents                            $14,464              $ 11,244
  Trade receivables, less allowances                    55,455                53,600
  Inventories:
    Finished products                                   68,090                49,825
    Raw materials, containers, and supplies             80,718                60,849
                                                      --------              --------
                                                       148,808               110,674
  Other current assets                                  13,512                16,318
                                                      --------              --------
       Total Current Assets                            232,239               191,836
PROPERTY, PLANT, AND EQUIPMENT
  Land and land improvements                            14,747                14,260
  Buildings and fixtures                                72,002                72,079
  Machinery and equipment                              149,276               144,141
  Construction in progress                               7,997                 5,605
                                                       -------               -------
                                                       244,022               236,085
  Less allowances for depreciation                     (99,553)              (95,960)
                                                      --------              --------
       Total Property, Plant and Equipment             144,469               140,125
OTHER NONCURRENT ASSETS
  Goodwill                                              40,241                40,621
  Trademarks and patents                                39,689                40,019
  Other assets                                          10,169                 8,416
                                                      --------              --------
        Total Other Noncurrent Assets                   90,099                89,056
                                                      --------              --------
                                                      $466,807              $421,017
                                                      ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $ 50,049              $ 40,527
  Notes payable                                         24,500                     0
  Salaries, wages, and additional compensation           9,551                10,235
  Accrued marketing and merchandising                   14,527                14,260
  Income taxes                                           8,317                 3,858
  Other current liabilities                             12,567                10,963
                                                       -------               -------
        Total Current Liabilities                      119,511                79,843
NONCURRENT LIABILITIES                                  83,569                83,182
SHAREHOLDERS' EQUITY
  Class A Common Shares, outstanding shares:             3,596                 3,596
    14,384,839 at stated value
  Class B Common Shares (Non-voting),out-                3,695                 3,695
    standing shares: 14,778,839 at stated value
  Additional capital                                    10,963                10,963
  Retained income                                      260,600               254,854
  Less:
    Deferred compensation                               (1,151)               (1,292)
    Amount due from ESOP Trust                         (10,441)              (10,441)
    Currency translation adjustment                     (3,535)               (3,383)
                                                      --------             ---------
        Total Shareholders' Equity                     263,727               257,992
                                                      --------              --------
                                                      $466,807              $421,017
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

                                                                 Sequential Page
                                                                      No. 4



                           THE J. M. SMUCKER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)




                                                                                       Three Months Ended
                                                                                             July 31
                                                                                 ------------------------------
                                                                                     (Dollars in Thousands)
                                                                                    1995                1994
                                                                                 ---------            ---------
NET CASH USED FOR OPERATING ACTIVITIES                                           $  (9,124)            $(19,923)

CASH FLOWS FROM INVESTING ACTIVITIES
  Business acquired - net of cash                                                      -0-              (22,282)
  Additions to property, plant, and
    equipment                                                                       (8,697)              (4,806)
  Proceeds from the sale of property,
    plant, and equipment                                                               121                  159
  Other - net                                                                          -0-                  (39)
                                                                                  --------             --------

NET CASH USED FOR INVESTING ACTIVITIES                                              (8,576)             (26,968)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term debt                                                     24,500               42,000
  Dividends paid                                                                    (3,779)              (3,634)
  Other - net                                                                          159                 (185)
                                                                                  --------             --------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                                              20,880               38,181

  Effect of exchange rate changes                                                       40                  114

Net Increase/(Decrease) in Cash and
  Cash Equivalents                                                                   3,220               (8,596)
Cash and Cash Equivalents at
  Beginning of Period                                                               11,244               14,059
                                                                                   -------              -------
Cash and Cash Equivalents at
  End of Period                                                                    $14,464              $ 5,463
                                                                                   =======              =======



( ) Denotes use of cash

See notes to condensed, consolidated financial statements.

                                                                 Sequential Page
                                                                      No. 5


                           THE J. M. SMUCKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation
         ---------------------
         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The seasonal nature of the Mrs. Smith's business will have its most significant impact on the Company's business during the second and third quarters. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

Note B - Common Shares
         -------------
         At July 31, 1995, 35,000,000 Class A Common Shares and 35,000,000
Class B Common Shares were authorized. Outstanding shares of each class are shown net of 1,827,449 Class A and 1,433,449 Class B treasury shares at both July 31, 1995 and April 30, 1995.

Note C - Accounting Reclassifications
         ----------------------------
         Certain prior year amounts have been reclassified to conform to current year classifications.

Note D - Income Per Share
         ----------------
         Income per share has been computed based on the weighted average number of shares of the Class A Common Shares and Class B Common Shares considered outstanding during the period.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Item 2.  Management's Discussion and Analysis
         ------------------------------------
         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month periods ended July 31, 1995 and 1994, respectively.

                                                                 Sequential Page
                                                                      No. 6



Results of Operations
---------------------
     Sales for the first quarter ended July 31, 1995 were $147,965,000, up approximately 3% over the same period last year. Sales were up over the prior year in the Consumer, Beverage, Foodservice, Industrial, and International business areas. In the Consumer area, the growth was led by increases in sales of Simply Fruit and Low Sugar fruit spreads and Sundae Syrups ice cream toppings, plus the addition of the Laura Scudder's natural peanut butter business, which was acquired in the third quarter of fiscal 1995. The increase in the Beverage area was the result of the inclusion of a full quarter's sales of the After The Fall business, acquired in July 1994. In the International area, most of the increase came from higher sales of Smucker's branded products in Latin America and Eastern Europe. Sales of Mrs. Smith's products were down from the first quarter of last fiscal year, primarily due to the discontinuation of the SmartStyle line, which was in national distribution last year.

     Earnings for the quarter were $9,524,000, or $.33 per share, compared to $9,215,000, or $.32 per share for the same period last year. All business areas, with the exception of International, contributed to the earnings growth during the quarter. Mrs. Smith's earnings were up modestly for the quarter, despite lower sales. With respect to Mrs. Smith's, new marketing and sales initiatives are in place for the upcoming holiday season, which will focus on reinforcing both the brand's home-baked image and its value perception with consumers. Although this will result in somewhat higher expenditures for Mrs. Smith's than during the holiday season last year and, as a result, reduce the Mrs. Smith's contribution to earnings during the second and third quarters, this is consistent with the Company's long-term plans to support the brand and generate continuing growth of Mrs. Smith's sales and share of market.

     Cost of products sold during the quarter decreased as a percentage of sales compared to the same period last year. The decrease was a result of lower raw material costs on certain key fruits and a change in mix of products sold as a result of a shift in timing of certain grocery promotions. Selling, distribution, and administration costs increased at a rate slightly higher than the increase in sales due primarily to increased distribution and selling expenses associated with the After The Fall business.

     Interest expense was up over the same period last year due to an increase in the average outstanding debt balance. Debt was higher because of the fiscal 1995 acquisitions of the After The Fall and Laura Scudder's businesses for cash. This additional expense was partially offset by an increase in other non-operating income, notably increased profits on the sale of excess fruit inventories.

     Income taxes increased at a slightly greater rate than income before tax (8.5% vs. 5.4%), due to a higher estimated effective federal tax rate and increased state and local taxes.

                                                                 Sequential Page
                                                                     No. 7




Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------
     The Company's financial position continues to be strong despite the increase in debt during the first quarter. The increase in debt since April 30, 1995, was primarily to fund the seasonal procurement of fruit. The majority of fruit purchases occur during the first half of the year. Other significant uses of cash during the quarter were capital expenditures and the payment of dividends.

     During the second quarter, the Company will continue to borrow against its revolving credit line in order to finance remaining fruit purchases and other working capital requirements. The Company expects that borrowings will peak during the quarter but remain within the $125 million maximum under the credit line. Despite the current debt level, the Company anticipates that, in the absence of future acquisitions or similar unplanned events, cash from continuing operations this year will be sufficient to reduce the outstanding fiscal year-end debt balance to a lower level than at the prior year-end.



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




September  12, 1995                THE J. M. SMUCKER COMPANY





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




                                        AND RICHARD K. SMUCKER
                                        President

                                                                 Sequential Page
                                                                      No. 9






                               INDEX OF EXHIBITS



                     That are filed with the Commission and
                          the New York Stock Exchange




 Assigned                                                                    Sequential
Exhibit No. *                   Description                                   Page No.
----------------------------------------------------------------------------------------
   4       (a)     Industrial Development Revenue Bond Project                   **
                   Agreement dated as of December 1, 1986.

           (b)     Revolving credit agreement between The J. M. Smucker
                   Company and Society National Bank (individually and as
                   Agent), National City Bank, and the First National
                   Bank of Chicago dated as of April 27, 1994, incorporated by reference to the Quarterly Report on Form 10-Q for the period ended July 31, 1994.

           (c) First Amendment to the revolving credit agreement between The J. M. Smucker Company and Society National
                   Bank (individually and as Agent), National City Bank, and the First National Bank of Chicago dated as of April 25, 1995, incorporated by reference to the Annual Report on Form 10-K for the period ended April
                   30, 1995.

   27 Financial data schedules pursuant to Article 5 in Regulation S-X.


*        Exhibits 2, 10, 11, 15, 18, 19, 22, 23, and 24 are either
         inapplicable to the Company or require no answer.

** As permitted by Item 601(b)(4)(iii) of Regulation S-K, no copy of this instrument is filed; however, a copy will be furnished to the Commission upon request.
