Form 10-Q
period 1995-10-31
SMUCKER J M CO
filed 1995-12-13
CIK 91419

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



            For the quarterly period ended      October 31, 1995
                                           -------------------------

                                       OR


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from           to
                                           ---------    ---------

            Commission File Number             1-5111
                                   ------------------------------




                           THE J. M. SMUCKER COMPANY



          Ohio                                      34-0538550
-----------------------                       -----------------------
State of Incorporation                        IRS Identification No.


                                STRAWBERRY LANE
                             ORRVILLE, OHIO  44667
                                 (216) 682-3000



The Company has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


The Company had 14,384,139 Class A Common Shares and 14,778,839
Class B Common Shares outstanding on October 31, 1995.

The Exhibit Index is located at Sequential Page No. 10.

                                                                Sequential Page
                                                                      No. 2

                         PART I.  FINANCIAL INFORMATION

                           THE J. M. SMUCKER COMPANY

                 CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)



Item 1.  Financial Statements
         --------------------

                                                       Three Months Ended                    Six Months Ended
                                                           October 31                           October 31
                                                     ------------------------             ----------------------
                                                       1995            1994                 1995          1994
                                                     --------        --------             --------      --------
                                                               (Dollars in thousands, except per share data)
 Net Sales                                           $179,152        $184,339             $327,117      $328,686


 Cost of products sold                                120,419         119,787              215,038       213,190
                                                     --------        --------             --------      --------

                                                       58,733          64,552              112,079       115,496

 Selling, distribution, and administration             42,050          43,762               79,034        79,501


 Interest income                                          421             169                  577           365




 Other income - net                                       877           1,324                1,751         2,023



 Interest expense                                      (1,804)         (1,385)              (3,005)       (2,124)



 Provision for disposal of foreign subsidiary          (6,996)            ---               (6,996)          ---
                                                     --------        --------             --------      --------


 INCOME BEFORE INCOME TAXES                             9,181          20,898               25,372        36,259



 Income taxes (Credit)                                   (235)          8,572                6,432        14,718
                                                     --------        --------             --------      --------


 NET INCOME                                          $  9,416         $12,326              $18,940       $21,541
                                                     --------        --------             --------      --------


 Net income per Common Share*                           $ .32         $   .42                $ .65         $ .74
                                                     --------        --------             --------      --------


 Dividends declared on Class A Common Shares**          $ ---          $ .125                $ .13         $ .25
                                                     --------        --------             --------      --------


 Dividends declared on Class B Common Shares**          $ ---          $ .125                $ .13         $ .25
                                                     --------        --------             --------      --------

* Computed on the weighted average number
    of Class A Common Shares and Class B
    Common Shares outstanding, namely:             29,163,532      29,172,179           29,163,606    29,151,961

** The Board of Directors declared a $.13 dividend on both Class A and Class B
     Common Shares on November 13, 1995.

See notes to condensed, consolidated financial statements.

                                                                 Sequential Page
                                                                           No. 3


                           THE J. M. SMUCKER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              October 31, 1995         April 30, 1995
                                                                                (Unaudited)             (Audited)
                                                                                -----------             ---------
                                                                                     (Dollars in Thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $ 13,419              $ 11,244
  Trade receivables, less allowances                                                 91,946                53,600
  Inventories:
    Finished products                                                                60,851                49,825
    Raw materials, containers, and supplies                                          82,330                60,849
                                                                                   --------              --------
                                                                                    143,181               110,674

  Other current assets                                                               14,713                16,318
                                                                                   --------              --------
       Total Current Assets                                                         263,259               191,836
PROPERTY, PLANT, AND EQUIPMENT
  Land and land improvements                                                         14,731                14,260
  Buildings and fixtures                                                             72,787                72,079
  Machinery and equipment                                                           153,770               144,141
  Construction in progress                                                            9,523                 5,605
                                                                                    -------               -------
                                                                                    250,811               236,085
  Less allowances for depreciation                                                 (103,790)              (95,960)
                                                                                  ---------              --------
       Total Property, Plant and Equipment                                          147,021               140,125
OTHER NONCURRENT ASSETS
  Goodwill                                                                           40,228                40,621
  Trademarks and patents                                                             39,431                40,019
  Other assets                                                                       10,110                 8,416
                                                                                   --------              --------
        Total Other Noncurrent Assets                                                89,769                89,056
                                                                                   --------              --------
                                                                                   $500,049              $421,017
                                                                                   ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                 $ 44,742              $ 40,527
  Notes payable                                                                      55,700                     0
  Salaries, wages, and additional compensation                                       10,672                10,235
  Accrued marketing and merchandising                                                18,647                14,260
  Income taxes                                                                        3,138                 3,858
  Other current liabilities                                                           8,877                10,963
                                                                                     ------               -------
        Total Current Liabilities                                                   141,776                79,843
NONCURRENT LIABILITIES                                                               83,662                83,182
SHAREHOLDERS' EQUITY
  Class A Common Shares, outstanding shares:                                          3,596                 3,596
    14,384,139 at stated value
  Class B Common Shares (Non-voting), out-                                            3,695                 3,695
    standing shares: 14,778,839 at stated value
  Additional capital                                                                 10,963                10,963
  Retained income                                                                   269,861               254,854
  Less:
    Deferred compensation                                                            (1,010)               (1,292)
    Amount due from ESOP Trust                                                      (10,251)              (10,441)
    Currency translation adjustment                                                  (2,243)               (3,383)
                                                                                  ---------             ---------
        Total Shareholders' Equity                                                  274,611               257,992
                                                                                   --------              --------
                                                                                   $500,049              $421,017
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

                                                                Sequential Page
                                                                      No. 4



                           THE J. M. SMUCKER COMPANY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)




                                                                                    Six Months Ended
                                                                                        October 31
                                                                                 -----------------------------
                                                                                   (Dollars in Thousands)
                                                                                   1995                1994
                                                                                 --------             --------
NET CASH USED FOR OPERATING ACTIVITIES                                           $(36,756)           $ (32,087)

CASH FLOWS FROM INVESTING ACTIVITIES
  Business acquired - net of cash                                                      -0-             (22,309)
  Additions to property, plant, and
    equipment                                                                     (15,447)              (8,192)
  Proceeds from the sale of property,
    plant, and equipment                                                              193                  196
  Insurance proceeds to replace property,                                           1,015                  -0-
    plant, and equipment
  Other - net                                                                          -0-                (412)
                                                                                  --------            ---------

NET CASH USED FOR INVESTING ACTIVITIES                                            (14,239)             (30,717)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term debt                                                     55,700               54,798
  Proceeds from long-term debt                                                          -0-               7,501
  Dividends paid                                                                    (3,779)             (7,267)
  Other - net                                                                          908                  135
                                                                                   -------              -------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                                              52,829               55,167

  Effect of exchange rate changes                                                      341                  177

Net Increase/(Decrease) in Cash and
  Cash Equivalents                                                                   2,175               (7,460)
Cash and Cash Equivalents at
  Beginning of Period                                                               11,244               14,059
                                                                                   -------              -------
Cash and Cash Equivalents at
  End of Period                                                                    $13,419              $ 6,599
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

                                                                 Sequential Page
                                                                       No. 5


                           THE J. M. SMUCKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The seasonal nature of the Mrs. Smith's business has its most significant impact on the Company's business during the second and third quarters. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

Note B - Common Shares
         -------------

         At October 31, 1995, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. Outstanding shares of each class are shown net of 1,828,149 Class A and 1,433,449 Class B treasury shares at October 31, 1995, and 1,827,449 Class A and 1,433,449 Class B treasury shares at April 30, 1995.


Note C-  Pending Divestitures
         --------------------

         During the second quarter, the Company reached an agreement in principle to divest its English subsidiary, Elsenham Quality Foods Ltd. As a result, the Company established a provision for the disposal of this subsidiary in the amount of $6,996,000 during the quarter, representing the write-off of its investment in Elsenham. The tax benefit associated with the transaction is estimated at $6,870,000. The net impact on earnings is immaterial once the tax benefit is taken into consideration. The acquisition by Cheergrey Limited, an English specialty foods holding company, is expected to be completed by the end of the calendar year.

         Subsequent to the end of the quarter, the Company also reached an agreement in principle to sell its Mrs. Smith's frozen pie business to a subsidiary of SBI Brands Inc., a newly-formed food brands holding company. This transaction is expected to be completed by the end of the third quarter. Due to the seasonal nature of the Mrs. Smith's business, the majority of its fiscal 1996 sales and earnings contribution will have been realized by the Company prior to the completion of the sale. The sale of the Mrs. Smith's business is not expected to have a material impact on the operating results of the Company during the remainder of fiscal 1996.

Note D - Accounting Reclassifications
         ----------------------------

         Certain prior year amounts have been reclassified to conform to current year classifications.

                                                                 Sequential Page
                                                                       No. 6



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

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and six-month periods ended October 31, 1995 and 1994, respectively.


Results of Operations
---------------------

Sales for the second quarter ended October 31, 1995 were $179,152,000, down approximately 3% over the same period last year. Sales were down in the Consumer and Mrs. Smith's business areas but up in the Beverage, Foodservice, Industrial, International, and Specialty areas. In the Consumer area, the decline in sales was principally attributable to shortfalls in grocery market sales of fruit spreads. Fruit spread volume decreased at a lesser rate than the percentage decrease in dollar sales due to a shift in the mix of products sold. The decline in sales of traditional fruit spreads corresponded with a continuing increase during the quarter in the share of market of private label fruit spreads. Sales of natural peanut butter, Goober, and dessert toppings all increased over last year.

Mrs. Smith's second quarter sales were down 17% from the same quarter last year. Approximately one-half of the total decline was anticipated and was due partly to the Company's discontinuation of the SmartStyle line which was in national distribution during last fiscal year. Also, last year's second quarter included approximately $2,200,000 of non-recurring sales to a foodservice customer. The remaining sales shortfall was in the retail pies segment and related to a decision to move a greater proportion of marketing and promotional spending to later in the holiday season.

In the Company's other business areas, the International, Industrial and Specialty Foods areas realized the largest sales growth. In the International area, the trend of strong sales of Smucker's branded fruit spreads in Eastern Europe and the Middle East continued from last quarter. Latin America sales were also up over last year. Volume growth in the bakery fruit filling and fruit flakes categories contributed to the growth in the Industrial area.

                                                                 Sequential Page
                                                                       No. 7


On a year-to-date basis, Company sales were essentially flat in comparison with the first six months of fiscal 1995. The Mrs. Smith's business was down 19% from last year and the Consumer area was slightly behind the prior year, but growth in the other business areas helped offset most of the shortfall.

Earnings for the quarter were $9,416,000, or $.32 per share, compared to $12,326,000, or $.42 per share for the same period last year. The decline in earnings is attributable to the Mrs. Smith's and Consumer businesses. The Company's other business areas contributed increased earnings over last year. The decrease in contribution from Mrs. Smith's was a combination of lower sales volume and the impact of new marketing and sales initiatives which were instituted for this year's holiday season. The decrease in earnings in the Consumer area was primarily the result of lower fruit spread sales volumes. Also included in the second quarter results was the provision for the disposal of a subsidiary in the amount of $6,996,000, representing the write-off of the Company's investment in Elsenham. See footnote C for further information relating to the divestiture.

The cost of products sold during the quarter increased as a percentage of sales due to the impact of two key factors. First, margins at Mrs. Smith's were impacted by a competitive decision to increase the size of four of its best selling pies from eight inches to nine inches. The second factor relates to the mix of products sold during the quarter. The percentage decrease in selling, distribution, and administration costs for the quarter and year-to-date was consistent with the slight decline in overall sales for the same periods.

Interest expense was up for both the quarter and six-month periods due to an increase in the average outstanding debt balance and higher interest rates, which averaged approximately two percentage points higher than in fiscal 1995. Despite the increased borrowing levels, the Company's interest income was also up over last year's second quarter and first six months, primarily due to larger cash balances in Australia and Canada. Income earned by the Company on non-operating activities decreased from last year due to lower profitability on the sale of excess frozen fruit inventories.

The tax benefit associated with the Elsenham divestiture resulted in a net tax credit (see footnote C) for the second quarter and significantly reduced the effective tax rate for the first half of the year to 25.4%. Excluding the impact of the Elsenham transaction the tax rate would have been 41.0% for the quarter which is consistent with last year's second quarter rate.

                                                                 Sequential Page
                                                                      No. 8



Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     The Company's financial position continues to be strong despite the increase in debt since April 30, 1995. This increase was primarily to fund the seasonal procurement of fruit and finance the building of pie inventories in preparation for Mrs. Smith's fall and holiday season. The majority of fruit purchases occur during the first half of the year. Other significant uses of cash during both the quarter and six-month period were capital expenditures and the payment of dividends. During the quarter, the Company's borrowing requirements exceeded by a minor amount the $125 million maximum level available on its revolving credit line. To supplement the credit revolver, the Company borrowed against a $25 million uncommitted line of credit established with Society National Bank of Cleveland.

     The pending sale of the Mrs. Smith's pie business (see footnote C) is anticipated to be completed during the third quarter. The Company expects that the combination of proceeds from the sale and cash generated from continuing operations will be sufficient to pay off or significantly reduce the level of outstanding debt by the end of the fiscal year, assuming no other significant investment opportunities or expenditures are identified.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         The annual meeting of shareholders of the Company was held on August 15, 1995. At the meeting, the names of Russell G. Mawby, Richard K. Smucker, and William H. Steinbrink were placed in nomination for the Board of Directors to serve three-year terms ending in 1998. All three nominees were elected with the results as follows:

                                                        Votes For                      Votes Withheld
                                                        ---------                      --------------
 Russell G. Mawby                                       63,218,548                         382,648
 Richard K. Smucker                                     63,223,545                         377,651
 William H. Steinbrink                                  63,148,757                         452,439



         The shareholders also voted on the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 1996 fiscal year. The measure was approved as follows:


    Votes For                  Votes Against             Abstentions
    ---------                  -------------             -----------
    63,281,976                 170,473                   148,747


No broker non-votes were identified with regard to either matter submitted to the shareholders.

                                                                Sequential Page
                                                                      No. 9



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


             (a)  Exhibits
                  --------

                  See the Index of Exhibits that appears on Sequential Page No. 10 of this report.

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




December 13, 1995                          THE J. M. SMUCKER COMPANY





                                                          BY STEVEN J. ELLCESSOR
                                                          Secretary




                                                          AND RICHARD K. SMUCKER
                                                          President

                                                                 Sequential Page
                                                                      No. 10





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