Form 10-Q
period 1996-01-31
SMUCKER J M CO
filed 1996-03-15
CIK 91419

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



           For the quarterly period ended      January 31, 1996
                                         -------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

             Commission File Number             1-5111
                                   -------------------------------


                           THE J. M. SMUCKER COMPANY


            Ohio                                       34-0538550
    ----------------------                        ---------------------
    State of Incorporation                        IRS Identification No.


                                STRAWBERRY LANE
                             ORRVILLE, OHIO  44667
                                 (216) 682-3000

The Company has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The Company had 14,387,639 Class A Common Shares and 14,782,339 Class B Common Shares outstanding on January 31, 1996.

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



Item 1.  Financial Statements
         --------------------

                                                                  Three Months Ended                   Nine Months Ended
                                                                      January 31,                          January 31
                                                             --------------------------------      --------------------------
                                                                1996               1995                1996          1995
                                                             ----------        -----------         -----------    -----------
                                                                      (Dollars in thousands, except per share data)
 Net Sales                                                   $159,681          $157,348            $486,798       $486,034

 Cost of products sold                                        104,544           100,600             319,582        315,791
                                                             --------          --------            --------       --------
                                                               55,137            56,748             167,216        170,243

 Selling, distribution, and administration                     42,467            41,841             121,501        119,341

 Interest income                                                  454               108               1,031            473

 Other income - net                                                82               749               1,833          2,772

 Interest expense                                              (1,795)           (1,299)             (4,800)        (3,423)

 Loss on disposal of foreign subsidiary                            ---              ---              (6,996)           ---
                                                             --------          --------            --------       --------
 INCOME BEFORE INCOME TAXES                                    11,411            14,465              36,783         50,724

 Income taxes                                                   5,074            5,776              11,506          20,494
                                                             --------          --------            --------       --------
 NET INCOME                                                  $  6,337            $8,689             $25,277        $30,230
                                                             --------          --------            --------       --------
 Net income per Common Share*                                   $ .22           $   .30               $ .87         $ 1.04
                                                             --------          --------            --------       --------
 Dividends declared on Class A Common Shares                    $ .13            $ .125               $ .39         $ .375
                                                             --------          --------            --------       --------
 Dividends declared on Class B Common Shares                    $ .13            $ .125               $ .39         $ .375
                                                             --------          --------            --------       --------
* Computed on the weighted average number
    of Class A Common Shares and Class B
    Common Shares outstanding, namely:                     29,167,391        29,167,667          29,164,865     29,157,201



See notes to condensed, consolidated financial statements.

                                                                 Sequential Page
                                                                       No. 3


                           THE J. M. SMUCKER COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                January 31,1996       April 30, 1995
                                                                                  (Unaudited)            (Audited)
ASSETS                                                                            -----------            ---------
CURRENT ASSETS                                                                          (Dollars in Thousands)
  Cash and cash equivalents                                                        $ 15,661              $ 11,244
  Trade receivables, less allowances                                                 53,702                53,600
  Inventories:
    Finished products                                                                47,206                49,825
    Raw materials, containers, and supplies                                          76,608                60,849
                                                                                   --------              --------
                                                                                    123,814               110,674

  Other current assets                                                               14,488                16,318
                                                                                   --------              --------
       Total Current Assets                                                         207,665               191,836
PROPERTY, PLANT, AND EQUIPMENT
  Land and land improvements                                                         13,344                14,260
  Buildings and fixtures                                                             72,568                72,079
  Machinery and equipment                                                           155,514               144,141
  Construction in progress                                                            7,875                 5,605
                                                                                    -------               -------
                                                                                    249,301               236,085
  Less allowances for depreciation                                                 (106,338)              (95,960)
                                                                                  ---------              --------
       Total Property, Plant and Equipment                                          142,963               140,125
OTHER NONCURRENT ASSETS
  Goodwill                                                                           39,751                40,621
  Trademarks and patents                                                             39,002                40,019
  Other assets                                                                        9,911                 8,416
                                                                                    -------              --------
        Total Other Noncurrent Assets                                                88,664                89,056
                                                                                   --------              --------
                                                                                   $439,292              $421,017
                                                                                   ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                 $ 33,936              $ 40,527
  Notes payable                                                                       7,000                     0
  Salaries, wages, and additional compensation                                        9,330                10,235
  Accrued marketing and merchandising                                                18,483                14,260
  Other current liabilities                                                          12,162                14,821
                                                                                    -------               -------
        Total Current Liabilities                                                    80,911                79,843
NONCURRENT LIABILITIES                                                               84,188                83,182
SHAREHOLDERS' EQUITY
  Class A Common Shares, outstanding shares:                                          3,597                 3,596
    14,387,639 at stated value
  Class B Common Shares (Non-voting), out-                                            3,696                 3,695
    standing shares: 14,782,339 at stated value
  Additional capital                                                                 11,239                10,963
  Retained income                                                                   268,889               254,854
  Less:
    Deferred compensation                                                              (868)               (1,292)
    Amount due from ESOP Trust                                                      (10,251)              (10,441)
    Currency translation adjustment                                                  (2,109)               (3,383)
                                                                                  ---------             ---------
        Total Shareholders' Equity                                                  274,193               257,992
                                                                                   --------              --------
                                                                                   $439,292              $421,017
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

                                                                 Sequential Page
                                                                       No. 4



                           THE J. M. SMUCKER COMPANY


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (Unaudited)




                                                                                        Nine Months Ended
                                                                                            January 31
                                                                                      ----------------------
                                                                                      (Dollars in Thousands)
                                                                                    1996                1995
                                                                                  --------            --------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                        $26,640             $ 26,228

CASH FLOWS FROM INVESTING ACTIVITIES
  Business acquired - net of cash                                                       -0-             (28,780)
  Additions to property, plant, and
    equipment                                                                      (21,261)             (12,766)
  Proceeds from the sale of property,
    plant, and equipment                                                               668                   -0-
  Insurance proceeds to replace property,                                            1,494                   -0-
    plant, and equipment
  Other - net                                                                           -0-                (728)
                                                                                  --------             --------

NET CASH USED FOR INVESTING ACTIVITIES                                             (19,099)             (42,274)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term debt                                                      7,000               15,198
  Proceeds from long-term debt                                                          -0-               7,501
  Dividends paid                                                                   (11,337)             (10,900)
  Other - net                                                                        1,172                  404
                                                                                   -------              -------

NET CASH (USED FOR) PROVIDED BY
  FINANCING ACTIVITIES                                                              (3,165)              12,203

  Effect of exchange rate changes                                                       41                  169

Net Increase/(Decrease) in Cash and
  Cash Equivalents                                                                   4,417               (3,674)
Cash and Cash Equivalents at
  Beginning of Period                                                               11,244               14,059
                                                                                   -------             --------
Cash and Cash Equivalents at
  End of Period                                                                    $15,661             $ 10,385
                                                                                   =======             ========



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

Note B - Common Shares
         -------------

         At January 31, 1996, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. Outstanding shares of each class are shown net of 1,824,649 Class A and 1,429,949 Class B treasury shares at January 31, 1996, and 1,827,449 Class A and 1,433,449 Class B treasury shares at April 30, 1995.


Note C-  Divestitures
         ------------

         On March 1, 1996, the Company announced that it had reached an agreement in principle to sell its Mrs. Smith's frozen pie business to ConAgra Frozen Foods, a ConAgra, Inc. company. The previously announced agreement to sell the Mrs. Smith's business to a subsidiary of SBI Brands Inc. was no longer in effect and had expired prior to the Company beginning discussion with ConAgra. The sale, which the Company hopes to complete by the end of the fiscal year, is expected to result in a loss to the Company. The exact amount of the loss cannot be determined until the transaction is completed. Based upon current information, however, the Company does not expect it to be significant in relation to its total investment.

         On December 15, 1995, the Company completed the divestiture of its English subsidiary, Elsenham Quality Foods Ltd. The acquisition by Cheergrey Limited, an English specialty foods holding company, resulted in a pretax loss of $6,996,000. A tax benefit of $6,870,000 was recognized associated with this transaction and, therefore, the after-tax impact is not material.

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



* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and nine-month periods ended January 31, 1996 and 1995, respectively.

Results of Operations
---------------------

Sales for the third quarter ended January 31, 1996 were $159,681,000, representing an increase of approximately 1% over the same period last year. Sales were up in the Mrs. Smith's, Foodservice, Specialty, and International business areas but down in the Consumer, Beverage, and Industrial areas. Mrs. Smith's third quarter sales were up approximately 5% over the same period last year due to a shift in the timing of marketing and promotional spending to later in the holiday season. In the Foodservice area, continued volume growth in the portion control category contributed to that area's sales increase.

In the Consumer business area, sales of fruit spreads continue behind the prior year, both as a result of soft demand in the category generally and continued private label activity in the grocery market.

On a year-to-date basis, Company sales were even with the sales reported for the first three quarters of fiscal year 1995. Mrs. Smith's sales were approximately 10% behind the prior year due primarily to the Company's discontinuation of the SmartStyle line, which was in national distribution last year. In the Consumer area, sales were down approximately two percentage points. Year-to-date sales in all other business areas remained well ahead of last year.

Earnings for the quarter were $6,337,000, or $.22 per share, compared to $8,689,000, or $.30 per share for the same period last year. The decline in earnings is attributable to the reduction in earnings contribution from Mrs. Smith's and the shortfall in Consumer fruit spread sales. The decrease in contribution from Mrs. Smith's for the quarter was primarily due to the impact of new marketing and sales initiatives implemented for this year's holiday season. Year-to-date earnings are $.87 per share compared to $1.04 per share last year.

The cost of products sold during both the quarter and the nine-month period increased as a percentage of sales compared to the same periods last year due to two key factors. First, margins at Mrs. Smith's continued to be impacted by the competitive decision to increase the size

                                                                 Sequential Page
                                                                       No. 7

of four of its best selling pies. The second factor related to the mix of products sold during the quarter as the shortfall in Consumer sales was replaced by sales in business areas that currently earn lower margins. The percentage increase in selling, distribution, and administration cost for the quarter was consistent with the increase in sales for the same period.

Interest expense was up for both the quarter and nine-month periods due to an increase in the average outstanding debt balance and higher interest rates, which averaged approximately one percentage point higher than during the same nine-month period in fiscal 1995. Despite the increased borrowing levels, the Company's interest income was also up over last year's third quarter and first nine months, primarily due to larger cash balances in Australia and Canada. Income earned by the Company on non-operating activities was below last year due to lower profitability on the sale of excess frozen fruit inventories.

Based upon projected year-end results, the estimated effective federal tax rate increased during the quarter. As a result, a retroactive adjustment to reflect the higher tax rate for the first nine months was recorded. The overall effective tax rate for the nine-month period is significantly lower than fiscal 1995 due to the impact of the tax benefit associated with the divestiture of Elsenham Quality Foods.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

The Company's financial position continues to be strong despite the modest increase in debt since April 30, 1995. Cash generated from operations increased significantly during the third quarter due to the collections of Mrs. Smith's second quarter receivables and the end of the fruit procurement period. The major uses of cash during both the quarter and nine-month period were capital expenditures and the payment of dividends.

The pending sale of the Mrs. Smith's pie business (see footnote C) is anticipated to be completed during the fourth quarter. The Company expects that the combination of proceeds from the sale and cash generated from operations will be sufficient to pay off or significantly reduce the level of outstanding debt by the end of the fiscal year, assuming no other significant investment opportunities or expenditures are identified.

Subsequent to quarter-end, the Company discovered that apple juice concentrate supplied to its beverage subsidiary, Smucker Quality Beverages, Inc. ("SQB"), contained an undeclared sweetener. Although the finished products manufactured from this concentrate presented no health hazards, the presence of the undeclared sweetener caused SQB to withdraw product from the marketplace. The costs associated with SQB's withdrawal of the product have not been finalized but are expected to be approximately $1,000,000. The loss is not insured and, although the Company will pursue its options to recover from responsible parties, it is not possible at this time to assess the likelihood of recovery. This expense will be charged to earnings during the fourth quarter of fiscal 1996.

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




March 15, 1996                    THE J. M. SMUCKER COMPANY





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




                                        AND RICHARD K. SMUCKER
                                        President

                                                                 Sequential Page
                                                                      No. 9



                               INDEX OF EXHIBITS

                     That are filed with the Commission and
                          the New York Stock Exchange





 Assigned                                                             Sequential
Exhibit No. *                   Description                            Page No.
---------------------------------------------------------------------------------
         4       (a)  Industrial Development Revenue Bond Project         **
                      Agreement dated as of December 1, 1986.


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