Form 10-K405
period 1996-04-30
SMUCKER J M CO
filed 1996-07-22
CIK 91419

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 1996

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

                        Telephone number: (330) 682-3000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of July 3, 1996, 14,375,149 Class A Common Shares and 14,782,339 Class B Common Shares of The J. M. Smucker Company were issued and outstanding. The aggregate market value of the voting Common Shares (Class A) held by non-affiliates of the Registrant at July 3, 1996, was $219,650,391.

Certain sections of the Registrant's definitive Proxy Statement, dated July 10, 1996, for the August 13, 1996 Annual Meeting of Shareholders and of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II, III and IV of this Report.

                                     PART I

ITEM 1.  BUSINESS

         THE COMPANY. The J. M. Smucker Company was begun in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker's (a registered trademark), operates in one industry, the manufacturing and marketing of food products on a worldwide basis. Unless otherwise indicated by the context, the term "Company" as used in this report means the continuing operations of The J. M. Smucker Company and its subsidiaries.

         DISCONTINUED OPERATIONS. On May 31, 1996, the Company completed the sale of its Mrs. Smith's frozen pie business to a subsidiary of Flowers Industries, Inc. called Mrs. Smith's Bakeries, Inc. ("Flowers Industries") for a combination of cash, notes receivable, and assumption of certain liabilities. In return for the inventory, intangible assets, and certain components of working capital of Mrs. Smith's, the Company received $15,000,000 in cash, a $15,000,000 note, and a commitment by Flowers Industries to purchase during fiscal 1997 approximately $29,900,000 in inventory. In connection with this divestiture, the Company also has entered into agreements to lease property, plant, and equipment of the Mrs. Smith's frozen pie business to Flowers Industries under 10-year operating lease agreements, which include the exclusive right and option to purchase such assets during the term of the leases. The future minimum rental revenue from these leases is approximately $31,850,000.

         PRINCIPAL PRODUCTS. The principal products of the Company are fruit spreads, dessert toppings, syrups, peanut butter, industrial fruit products (such as bakery and yogurt fillings), fruit and vegetable juices, juice beverages, pie fillings, condiments, and gift packages.

         The Company is structured around six strategic business areas:
Consumer, Beverage, International, Foodservice, Industrial, and Specialty Foods. Within the domestic markets, the Company's products are primarily sold through brokers to chain, wholesale, cooperative, and independent grocery accounts and other consumer markets, and to foodservice distributors and chains including hotels, restaurants, and institutions. Industrial products such as bakery and fruit fillings are typically sold directly to other food manufacturers and marketers for inclusion in their products.

         The Company's distribution outside the United States is principally in Canada, Australia and the Pacific Rim, and Latin America, although products are exported to other countries as well. International sales represent approximately 13% of total continuing Company sales.

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

         PATENTS AND TRADEMARKS. The Company's products are marketed under numerous trademarks owned by the Company. The principal trademarks are the Company's names and certain designs of products. Major trademarks include:
Smucker's, The R. W. Knudsen Family, After The Fall, Mary Ellen, Dickinson's, Lost Acres, IXL, Laura Scudder's, Simply Fruit, Good Morning, Double Fruit, Super Spreaders, Low Sugar, Goober, Magic Shell, Sundae Syrup, Recharge, Santa Cruz Original, Spritzer, and Heinke. In addition, the Company licenses the use of several other trademarks, none of which individually is material to the Company's business.

         Other slogans or designs considered to be important trademarks to the Company include the slogan, "With a name like Smucker's, it has to be good," the Smucker's banner, the Crock Jar shape, the Gingham design, and the strawberry logo.

         SEASONALITY. Historically, the Company's business has not been highly seasonal.

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

         COMPETITION. The Company is the U.S. market leader in the fruit spread, ice cream topping, and natural peanut butter categories. The Company's business is highly competitive as all its brands compete for retail shelf space with other advertised and branded products as well as unadvertised and private label products. The rapid growth of alternative store formats (i.e. warehouse club and mass merchandise stores) and changes in business practices, resulting from both technological advances and new industry techniques, have added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, advertising, and promotion.

         RESEARCH AND DEVELOPMENT. The Company predominantly utilizes in-house programs to both develop new products and improve existing products in each of its strategic business areas. In relation to consolidated assets and operating expenses, amounts expensed in each of the areas or in the aggregate were not material in any of the last three years.

         ENVIRONMENTAL MATTERS. Compliance with the provisions of federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

         EMPLOYEES. At April 30, 1996, the Company had approximately 1,925 full-time employees, worldwide.

         SEGMENT AND GEOGRAPHIC INFORMATION. Information concerning international operations for the years 1996, 1995, and 1994 is hereby incorporated by reference from the 1996 Annual Report to Shareholders, on page 20 under Note B: "Operating Segments."

ITEM 2.  PROPERTIES

         The table below lists all the Company's manufacturing and fruit processing facilities. All of the Company's properties are maintained and updated on a regular basis, and the Company continues to make investment for expansion and technological improvements. All production properties listed below are owned except the facility in Oxnard, California, which is leased. In addition to the locations listed below, acreage is leased in California for the growing of strawberries. The Company also leases property in Pottstown, Pennsylvania to Mrs. Smith's Bakeries, Inc., a subsidiary of Flowers Industries, Inc. The corporate headquarters are located in Orrville, Ohio.


DOMESTIC MANUFACTURING LOCATIONS               PRODUCTS PRODUCED
- ---------------------------------------------------------------------------------

Orrville, Ohio                   Fruit spreads, toppings, industrial fruit products
Salinas, California              Fruit spreads, toppings
Memphis, Tennessee               Fruit spreads, toppings
Ripon, Wisconsin                 Fruit spreads, toppings, condiments
New Bethlehem, Pennsylvania      Peanut butter and Goober products
Chico, California                Fruit and vegetable juices, beverages
Havre de Grace, Maryland         Fruit and vegetable juices, beverages

FRUIT PROCESSING LOCATIONS                     FRUIT PROCESSED
- ---------------------------------------------------------------------------------

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



INTERNATIONAL MANUFACTURING                    PRODUCTS PRODUCED
LOCATIONS
- ---------------------------------------------------------------------------------

Ste-Marie, Quebec, Canada        Fruit spreads, pie fillings, sweet spreads
Kyabram, Victoria, Australia     Fruit spreads, toppings, fruit pulps


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding which would be considered material.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         The names, ages as of July 1, 1996, and positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Paul H. Smucker is the father of Tim and Richard K. Smucker and the father-in-law of H. Reid Wagstaff. All of the officers have held various positions with the Company for more than five years.



                        Years with                                 Served as an
   Name              Age Company         Position                 Officer Since
- -------------------------------------------------------------------------------
Paul H. Smucker       79  57  Chairman of the Executive Committee      1946
Tim Smucker           52  27  Chairman                                 1973
Richard K. Smucker    48  23  President                                1974
Vincent C. Byrd       41  19  Vice President and General Manager,      1988
                              Consumer Market

K. Edwin Dountz       54  20  Vice President - Sales                   1982
Fred A. Duncan        50  18  Vice President and General Manager,      1984
                              Industrial Market

Steven J. Ellcessor   44  10  Vice President -Administration,
                              Secretary, and General Counsel           1986

Robert E. Ellis       49  18  Vice President - Human Resources         1996
Richard G. Jirsa      50  21  Corporate Controller                     1978
Charles A. Laine      60  31  Vice President and General Manager,
                              International and Beverage Markets       1984

R. Alan McFalls       51  19  Vice President - Corporate Development
                              and Planning                             1984

John D. Milliken      51  22  Vice President - Customer Logistics      1981
Robert R. Morrison    61  35  Vice President Operations                1967
H. Reid Wagstaff      61  20  Vice President - Government and          1994
                              Environmental Affiars

Philip P. Yuschak     57  20  Treasurer                                1989


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The information pertaining to the market for the Company's Common Shares and other related shareholder information is hereby incorporated by reference from the Company's 1996 Annual Report to Shareholders under the caption "Stock Price Data" on page 9.

ITEM 6.  SELECTED FINANCIAL DATA

         Five year summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company's 1996 Annual Report to Shareholders under the following captions and page numbers: "Five Year Summary of Selected Financial Data" on page 8; Note C:
"Acquisitions and Divestitures" on pages 20 and 21.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company's 1996 Annual Report to Shareholders, on pages 10 and 11.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements of the Company at April 30, 1996, 1995, and 1994, and for each of the three years in the period ended April 30, 1996, with the report of independent auditors and selected unaudited quarterly financial data, are hereby incorporated by reference from the Company's 1996 Annual Report to Shareholders on page 9 and pages 12 through 27.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and nominees for directorship is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 10, 1996, for the 1996 Annual Meeting of Shareholders on August 13, 1996, on pages 2 through 4, under the caption "Election of Directors." For information concerning the Company's executive officers, see "Executive Officers of the Company" set forth in Part I hereof.

         Information regarding disclosure of late filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 10, 1996, for the 1996 Annual Meeting of Shareholders on August 13, 1996, on pages 13 and 14 under the caption "Ownership of Common Shares."

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding the compensation of directors and executive officers is incorporated by reference from the Company's definitive Proxy Statement, dated July 10, 1996, for the 1996 Annual Meeting of Shareholders on August 13, 1996, under the following captions and page numbers: "Additional Information Concerning the Board of Directors of the Company" on pages 4 and 5, and beginning with "Report of the Executive Compensation Committee of the Board of Directors" on page 5 and continuing through "Pension Plan" on page 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company's definitive Proxy Statement, dated July 10, 1996, for the 1996 Annual Meeting of Shareholders on August 13, 1996, on pages 13 and 14 under the caption "Ownership of Common Shares."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement dated July 10, 1996, for the 1996 Annual Meeting of Shareholders on August 13, 1996, under the captions "Election of Directors" and "Additional Information Concerning the Board of Directors of the Company" on pages 2 through 5.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1,2. Financial Statements and Financial Statement Schedules

         The index to Consolidated Financial Statements and Financial Statement Schedules is included on page F-1 of this Report.

      3. Exhibits

          Exhibit
          No.                      Description
- -------------------------------------------------------------------------------

          3(a)     1991 Amended Articles of Incorporation incorporated by reference to the 1992 Annual Report on Form 10-K.

          3(b)     Amended Regulations incorporated by reference to the 1988 Annual
                   Report on Form 10-K.



          4(a)     Revolving credit agreement between The J. M. Smucker Company and
                   Society National Bank (individually and as Agent), National City
                   Bank, and the First National Bank of Chicago dated as of April
                   27, 1994, incorporated by reference to the Quarterly Report on
                   Form 10-Q for the period ended July 31, 1994.

          4(b)     Second Amendment Agreement further extending the term of the revolving credit agreement between The J. M. Smucker Company and
                   Society National Bank (individually and as Agent), National City
                   Bank, and the First National Bank of Chicago dated as of April
                   26, 1996.

          10(a)    Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

          10(b)    Top Management Supplemental Retirement Benefit Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

          10(c)    1987 Stock Option Plan incorporated by reference to the 1994
                   Annual Report on Form 10-K.

          10(d)    Management Incentive Plan


          10(e) Nonemployee Director Stock Plan, description of which is incorporated by reference from the Company's definitive proxy statement, dated July 10, 1996, for the 1996 Annual Meeting of
                   Shareholders on August 13, 1996, on page 5 thereof under the caption, "Additional Information Concerning the Board of
                   Directors of the Company."


          10(f)    Acquisition Agreement, made as of May 1, 1996, by and among
                   Flowers Industries, Inc., Mrs. Smith's Bakeries, Inc., The J. M.
                   Smucker Company, and Mrs. Smith's, Inc. incorporated by reference to Form 8-K filed on June 14, 1996.

          13       Excerpts from 1996 Annual Report to Shareholders


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

(b) Reports on Form 8-K filed in the Fourth Quarter of 1996.

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

Date:  July 22, 1996       The J. M. Smucker Company

                           By:  /s/ Steven J. Ellcessor
                              -------------------------
                                Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



        /s/ Paul H. Smucker
- ----------------------------------------
            Paul H. Smucker                   Chairman of the Executive Committee and Director
                                              (Principal Executive Officer)
        /s/ Tim Smucker
- ----------------------------------------
            Tim Smucker                       Chairman and Director
                                              (Principal Executive Officer)
        /s/ Richard K. Smucker
- ----------------------------------------
            Richard K. Smucker                President and Director
                                              (Principal Executive Officer)
                                              (Principal Financial Officer)
        /s/ Richard G. Jirsa
- ----------------------------------------
            Richard G. Jirsa                  Corporate Controller
                                              (Principal Accounting Officer)
        /s/ Lena C. Bailey
- ----------------------------------------
            Lena C. Bailey                    Director

        /s/ Kathryn W. Dindo
- ----------------------------------------
            Kathryn W. Dindo                  Director

        /s/ Russell G. Mawby
- ----------------------------------------
            Russell G. Mawby                  Director     By:   Steven J. Ellcessor

        /s/ Charles S. Mechem, Jr.
- ----------------------------------------
            Charles S. Mechem, Jr.            Director
                                                           Date:  July 22, 1996
        /s/ Robert R. Morrison
- ----------------------------------------
            Robert R. Morrison                Director

        /s/ Vernon D. Netzly
- ----------------------------------------
            Vernon D. Netzly                  Director

        /s/ William H. Steinbrink
- ----------------------------------------
            William H. Steinbrink             Director


        /s/ Benjamin B. Tregoe, Jr.
- ----------------------------------------
            Benjamin B. Tregoe, Jr.           Director


        /s/ William Wrigley, Jr.
- ----------------------------------------
            William Wrigley, Jr.              Director


                            THE J. M. SMUCKER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      ITEMS 14(a) (1) AND (2), (c) AND (d)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                                                                            Form            Annual
                                                                            10-K           Report To
                                                                            Report        Shareholder
                                                                            ------        -----------

Data incorporated by reference from the 1996 Annual Report
  to Shareholders of The J. M. Smucker Company:
  Consolidated Balance Sheets at April 30, 1996 and 1995 . . . . . . .                      14-15
  For the years ended April 30, 1996, 1995, and 1994:
    Statements of Consolidated Income  . . . . . . . . . . . . . . . .                      13
    Statements of Consolidated Cash Flows  . . . . . . . . . . . . . .                      16
    Statements of Consolidated Shareholders' Equity  . . . . . . . . .                      17
    Notes to Consolidated Financial Statements  . . . . . . . . . . . .                     18-27

  Consolidated financial statement schedules at April 30, 1996, or for the years ended April 30, 1996, 1995, and 1994:
    II.  Valuation and qualifying accounts  . . . . . . . . . . . . . .       F-2

      All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

                            THE J. M. SMUCKER COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                             (DOLLARS IN THOUSANDS)

                                                     Charged to
                                          Balance at   Costs   Charged to  Deduc- Balance at
                                           Beginning   and      Other      tions   End of
Classification                              of year  Expenses  Accounts    (A)     Period
- --------------------------------------------------------------------------------------------

1996:
  Valuation allowance for
    deferred tax assets                    $ 2,660   $  (651)  $    --   $   --  $2,009
  Allowance for doubtful accounts              475       385        --      173     687
                                       ------------------------------------------------
                                           $ 3,135   $  (266)  $    --   $  173  $2,696
                                       ================================================
1995:
  Valuation allowance for
    deferred tax assets                    $ 2,265   $   395   $    --   $   --  $2,660
  Allowance for doubtful accounts              419       195        --      139     475
                                       ------------------------------------------------
                                           $ 2,684   $   590   $    --   $  139  $3,135
                                       ================================================
1994:
 Valuation allowance for
   deferred tax assets                     $ 1,884   $   381   $    --   $   --  $2,265
  Allowance for doubtful accounts              300       201        --       82     419
                                       ------------------------------------------------
                                           $ 2,184   $   582   $    --   $   82  $2,684
                                       ================================================




     (A) Uncollectible accounts written off, net of recoveries.