Form 10-Q
period 1996-07-31
SMUCKER J M CO
filed 1996-09-13
CIK 91419

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended      July 31, 1996
                                            ----------------------

                                       OR


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to _________


             Commission File Number             1-5111
                                    ------------------------------




                           THE J. M. SMUCKER COMPANY



          Ohio                                      34-0538550
- ----------------------                        ----------------------
State of Incorporation                        IRS Identification No.


                                STRAWBERRY LANE
                             ORRVILLE, OHIO  44667
                                 (330) 682-3000



The Company has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


The Company had 14,375,149 Class A Common Shares and 14,782,339 Class B Common Shares outstanding on July 31, 1996.


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
                                          Three Months Ended
                                               July 31,

                                     ---------------------------
                                          1996         1995
                                     ------------   ------------

                                         (Dollars in thousands,
                                         except per share data)
Net Sales                               $134,154       $133,897

Cost of products sold                     85,883         85,295
                                    ------------    -----------

                                          48,271         48,602
Selling, distribution, and
 administrative expenses                  35,042         32,844
                                     ------------    ----------
                                          13,229         15,758

Other income (expense)

  Interest income                            437            157

  Interest expense                          (750)          (390)

  Other - net                                (85)           426
                                     -----------    -----------

Income Before Income Taxes                12,831         15,951

Income taxes                               5,342          6,567
                                     -----------    -----------

Income from continuing operations          7,489          9,384

Income from discontinued operations,
 net of income taxes                         ---            140
                                     -----------    -----------

Net income                              $  7,489       $  9,524
                                     -----------    -----------

Income per Common Share*
  Continuing Operations                    $ .26          $ .33
  Discontinued Operations, net
   of income taxes                           ---            ---
                                     -----------    -----------

Net income per Common Share                $ .26          $ .33
                                     -----------    -----------
Dividends declared on
Class A Common Shares                      $ .13          $ .13
                                     -----------    -----------
Dividends declared on
Class B Common Shares                      $ .13          $ .13
                                     -----------    -----------

* Computed on the weighted average
  number of Class A Common Shares
  and Class B Common Shares out-
  standing, namely                    29,165,770     29,163,678
                                     ===========    ===========


See notes to condensed consolidated financial statements.

                                                                 Sequential Page
                                                                           No. 3

                           THE J. M. SMUCKER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                July 31, 1996  April 30, 1996
                                                  (Unaudited)    (Audited)
                                                  -----------   ----------
ASSETS                                             (Dollars in Thousands)
CURRENT ASSETS
  Cash and cash equivalents                         $12,243     $ 17,647
  Trade receivables, less allowances                 45,614       40,241
  Inventories:
    Finished products                                40,836       37,381
    Raw materials, containers, and supplies          72,843       58,114
                                                  ---------    ---------
                                                    113,679       95,495
  Assets of discontinued operations - net            22,131       42,250
  Other current assets                               18,569       18,829
                                                  ---------    ---------
       Total Current Assets                         212,236      214,462
PROPERTY, PLANT, AND EQUIPMENT
  Land and land improvements                         13,729       13,719
  Buildings and fixtures                             73,268       73,400
  Machinery and equipment                           164,805      163,078
  Construction in progress                            2,836        2,615
                                                  ---------    ---------
                                                    254,638      252,812
  Less allowances for depreciation                 (113,805)    (109,728)
                                                  ---------    ---------
       Total Property, Plant and Equipment          140,833      143,084
OTHER NONCURRENT ASSETS
  Intangible assets                                  43,426       44,098
  Assets of discontinued operations - net                -0-      13,875
  Notes receivable                                   13,859          -0-
  Other assets                                        8,708        9,433
                                                  ---------    ---------
        Total Other Noncurrent Assets                65,993       67,406
                                                  ---------    ---------
                                                   $419,062     $424,952
                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 $ 40,388     $ 37,211
  Other current liabilities                          36,183       30,299
                                                  ---------    ---------
        Total Current Liabilities                    76,571       67,510
NONCURRENT LIABILITIES
  Long-term debt                                     43,100       60,800
    Other noncurrent liabilities                     20,475       20,301
                                                  ---------    ---------
  Total Noncurrent Liabilities                       63,575       81,101
SHAREHOLDERS' EQUITY
  Class A Common Shares                               3,594        3,597
  Class B Common Shares (Non-voting)                  3,696        3,696
  Additional capital                                 11,467       11,469
  Retained income                                   272,501      269,036
  Less:
    Deferred compensation                              (606)        (727)
    Amount due from ESOP Trust                      (10,251)     (10,251)
    Currency translation adjustment                  (1,485)        (479)
                                                  ---------     --------
        Total Shareholders' Equity                  278,916      276,341
                                                  ---------    ---------
                                                   $419,062     $424,952
                                                  =========    =========

See notes to condensed consolidated financial statements.

                                                                 Sequential Page
                                                                           No. 4


                           THE J. M. SMUCKER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                           Three Months Ended
                                                 July 31
                                         ----------------------
                                         (Dollars in Thousands)
                                            1996       1995
                                         ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Income from continuing operations        $ 7,489    $ 9,384

  Adjustments                               (7,645)    (7,132)
                                         ---------  ---------
NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                        (156)     2,252

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant, and
    equipment                               (2,683)    (8,697)
  Proceeds from the sale of property,
    plant, and equipment                       160        121
  Proceeds from the sale of assets
    of discontinued operations              19,589        -0-
                                         ---------  ---------
NET CASH PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES                      17,066     (8,576)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in long-term debt               (17,700)       -0-
  Proceeds from short-term debt                -0-     24,500
  Dividends paid                            (3,783)    (3,779)
  Other - net                                 (617)       159
                                         ---------  ---------

NET CASH (USED FOR) PROVIDED BY
  FINANCING ACTIVITIES                     (22,100)    20,880

  Cash flows (used for) provided by
    continuing operations                   (5,190)    14,556
  Cash flows used for discontinued
    operations                                (277)   (11,376)
  Effect of exchange rate changes               63         40
                                         ---------  ---------

Net (Decrease)/Increase in cash
  and cash equivalents                      (5,404)     3,220
Cash and cash equivalents at
  beginning of period                       17,647     11,244
                                         ---------  ---------

Cash and cash equivalents at
  end of period                            $12,243    $14,464
                                         =========  =========



( ) Denotes use of cash
See notes to condensed consolidated financial statements.

                                                                 Sequential Page
                                                                        No. 5


                           THE J. M. SMUCKER COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note A - Basis of Presentation
         ---------------------

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted financial principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1996, are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

     On May 31, 1996, the Company completed the sale of its Mrs. Smith's frozen pie business to Flowers Industries, Inc. As a result, Mrs. Smith's has been reflected as a discontinued operation in the accompanying financial statements. Accordingly, the accompanying notes and financial statements for all periods presented exclude amounts related to the discontinued business.


Note B - Common Shares
         -------------

     At July 31, 1996, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At July 31, 1996, there were 14,375,149 and 14,782,339 outstanding shares of Class A Common and Class B Common, respectively, while 14,387,639 Class A and 14,782,339 Class B Common Shares were outstanding at April 30, 1996. Outstanding shares of each class are shown net of 1,837,139 Class A and 1,429,949 Class B treasury shares at July 31, 1996, and 1,824,649 Class A and 1,429,949 Class B treasury shares at April 30, 1996.

Note C - Income Per Share
         ----------------

     Income per share has been computed based on the weighted average number of shares of the Class A Common Shares and Class B Common Shares considered outstanding during the period.

Note D - Divestitures
         ------------

     As noted above, the Company completed the sale of its Mrs. Smith's frozen pie business during the first quarter for a combination of cash, notes receivable, and assumption of certain liabilities. In connection with this divestiture, the Company entered into agreements to lease certain property, plant, and equipment to a subsidiary of Flowers Industries, Inc. Mrs. Smith's revenues for the quarters ended July 31, 1996 and 1995 were $2,926,000 and $14,068,000, respectively. Income tax expense allocated to the discontinued operations was $101,000 in fiscal 1996.

                                                                 Sequential Page
                                                                      No. 6


     The net assets relating to the Mrs. Smith's business have been reported in the accompanying balance sheets as assets of discontinued operations and are classified as current and noncurrent based on the timing of the consideration to be received. At July 31, 1996, the current portion of assets of discontinued operations consists of the remaining raw material and finished good inventories to be purchased by Flowers Industries, Inc. The notes receivable relating to the divestiture are classified in the Company's balance sheets based upon the repayment terms.

*******************************************************************************

Item 2.  Management's Discussion and Analysis
         ------------------------------------

This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month periods ended July 31, 1996 and 1995, respectively.

Results of Operations
- ---------------------

     Sales for the first quarter ended July 31, 1996, were $134,154,000, up slightly over the same period last year. Sales were up over the prior year in the Foodservice, Industrial, International, and Specialty Foods business areas. The Foodservice area recorded the largest dollar gain with sales up 6% for the quarter, primarily on continued growth in sales of portion control items. The Industrial area also realized a 6% increase over last year, due mostly to sales of new formulated fruit products to existing customers.

     Consumer area sales were down approximately 3% from the first quarter of last year due to decreased sales of fruit spreads and dessert toppings. The fruit spreads category in general remained soft during the first quarter and private label growth continued. The Company's share-of-market declines began to level off during the quarter, however, and showed some signs of strengthening. The decline in fruit spreads and dessert toppings was offset somewhat by increased sales of peanut butter as the Company continued the introduction of its reduced fat peanut butter products. Sales also were down slightly from last year in the Beverage area due in part to a continued shortage of raw materials for organic juice products.

     Earnings for the quarter were $7,489,000, or $.26 per share, compared to $9,524,000, or $.33 per share for the same period last year. The decrease in earnings is due in part to increased marketing expenditures in support of fruit spreads sales. Also playing a part were higher costs for fruit raw materials and higher administrative expenses in connection with the strategy initiative mentioned below under "Financial Condition - Liquidity and Capital Resources".

                                                                 Sequential Page
                                                                       No. 7

     Costs of products sold during the quarter increased from 63.7% of net sales last year to 64.0% in the first quarter of fiscal 1997. The increase was the result of a general increase in the overall cost of fruit raw materials. The impact of the increase in fruit costs likely will impact earnings throughout the remainder of the current fiscal year.

     Selling, distribution, and administrative costs increased approximately 7% over the same quarter last year. Marketing expenditures were up approximately $1,500,000 and accounted for two-thirds of the increase in SD & A costs.

     Interest expense was up over the same period last year despite lower average outstanding debt balances. A significant portion of the fiscal 1996 first quarter interest expense was allocated to the Mrs. Smith's business and is therefore included in the discontinued operations line on the income statement. When the fiscal 1996 interest allocated to Mrs. Smith's is taken into consideration, fiscal 1997 interest expense is down approximately 38% from last year. The increase in interest income over last year's first quarter is primarily attributable to interest income recognized on the Company's outstanding note receivable from Flowers Industries, Inc.

     Income taxes increased at a slightly greater rate than income before tax due to increased state and local taxes.

Financial Condition - Liquidity and Capital Resources
- -----------------------------------------------------

     The overall financial position remains strong as the Company continues to reduce its outstanding long-term debt balance. Cash received to-date from the sale of the Mrs. Smith's business and from continuing operations has allowed the Company to reduce its debt balance from $60,800,000 at April 30, 1996, to $43,100,000 at July 31, 1996. This decrease occurred despite the fact the Company borrowed against its revolving credit line during the quarter to finance seasonal procurement of fruit. Other significant uses of cash during the quarter were capital expenditures and the payment of dividends.

     During the second quarter, the Company will continue to borrow against its credit line in order to finance the remaining seasonal fruit purchases and other working capital requirements. The Company expects to receive cash proceeds of approximately $24,500,000 relating to the sale of the Mrs. Smith's business during the remainder of the fiscal year.

     At the Company's annual shareholders' meeting in August, management announced the results of a company-wide strategy project undertaken during the latter half of fiscal 1996. This project resulted in the identification of a new strategic direction for the Company which is expected to cause the launch of several new ventures in the near future. As a result, higher levels of investment spending are anticipated during the remainder of the fiscal year and next year to support the ventures. Although the Company has not determined the precise level of investment spending that will be required, it expects the combination of cash received from the sale of the Mrs. Smith's business and cash generated from continuing operations to be sufficient to meet the investment needs and to retire a majority of the remaining debt balance by April 30, 1997.

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

         (b)  Reports on Form 8-K
              -------------------

              On June 14, 1996, the Company filed a current Report on Form 8-K with the Securities and Exchange Commission reporting that the Company was selling its Mrs. Smith's pie business to a subsidiary of Flowers Industries, Inc.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




September  13, 1996           THE J. M. SMUCKER COMPANY



                                   /s/ Steven J. Ellcessor
                                   -----------------------
                                   BY STEVEN J. ELLCESSOR
                                   Vice President-Administration, Secretary,
                                     and General Counsel



                                   /s/ Richard K. Smucker
                                   ----------------------
                                   AND RICHARD K. SMUCKER
                                   President

                                                                 Sequential Page
                                                                      No. 9



                               INDEX OF EXHIBITS



                     That are filed with the Commission and
                          the New York Stock Exchange



 Assigned
Exhibit No. *                   Description
- --------------------------------------------------------------------
     4    (a)  Revolving credit agreement between The J. M. Smucker
               Company and Society National Bank (individually and as
               Agent), National City Bank, and the First National Bank
               of Chicago dated as of April 27, 1994, incorporated by
               reference to the Quarterly Report on Form 10-Q for the
               period ended July 31, 1994.

               Second Amendment Agreement further extending the term of the revolving credit agreement between The J. M. Smucker Company and Society National Bank (individually and as Agent),
               National City Bank, and the First National Bank of Chicago dated as of April 26, 1996, incorporated by reference to the Annual Report on Form 10-K for the period ended
               April 30, 1996.

     27 Financial data schedules pursuant to Article 5 in Regulation S-X.


*    Exhibits 2, 10, 11, 15, 18, 19, 22, 23, and 24 are either
     inapplicable to the Company or require no answer.