Form 10-Q
period 1996-10-31
SMUCKER J M CO
filed 1996-12-13
CIK 91419

                                                                 Sequential Page
                                                               No. 1 of 10 Pages

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996
                                                ----------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          Commission File Number   1-5111
                                                 ----------

                            THE J. M. SMUCKER COMPANY

         Ohio                                            34-0538550
-----------------------------                  --------------------------------
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

The Company had 14,375,149 Class A Common Shares and 14,782,339 Class B Common Shares outstanding on October 31, 1996.

The Exhibit Index is located at Sequential Page No. 10.

                                                         Sequential Page No. 2

                          PART I. FINANCIAL INFORMATION
                            THE J. M. SMUCKER COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

Item 1.  Financial Statements
         --------------------


                                              Three Months Ended               Six Months Ended
                                                  October 31,                     October 31,
                                          ---------------------------      ---------------------------
                                              1996            1995             1996            1995
                                          ----------      -----------      -----------      ----------
                                                  (Dollars in thousands, except per share data)

Net sales                               $    142,844     $    142,563     $    276,998     $    276,460

Cost of products sold                        (94,157)         (93,183)        (180,040)        (178,478)
                                        ------------     ------------     ------------     ------------
                                              48,687           49,380           96,958           97,982

Selling, distribution, and
 administrative expenses                     (35,111)         (34,205)         (70,153)         (67,049)
                                        ------------     ------------     ------------     ------------
                                              13,576           15,175           26,805           30,933

Other income (expense)

  Interest income                                550              421              987              577

  Interest expense                              (669)            (993)          (1,419)          (1,383)

  Provision for disposal of foreign
  subsidiary                                     -0-           (6,996)             -0-           (6,996)

  Other - net                                   (126)             123             (211)             550
                                        ------------     ------------     ------------     ------------

Income before income taxes                    13,331            7,730           26,162           23,681

Income taxes (credit)                          5,513             (905)          10,855            5,662
                                        ------------     ------------     ------------     ------------

Income from continuing operations              7,818            8,635           15,307           18,019

Income from discontinued operations,
   net of income taxes                           -0-              781              -0-              921
                                        ------------     ------------     ------------     ------------
Net income                              $      7,818     $      9,416     $     15,307     $     18,940
                                        ------------     ------------     ------------     ------------


Income per Common Share*
  Continuing operations                 $        .26     $        .29     $        .52     $        .62
  Discontinued operations, net
   of income taxes*                             --                .03             --                .03
                                        ------------     ------------     ------------     ------------
Net income per Common Share*            $        .26     $        .32     $        .52     $        .65
                                        ------------     ------------     ------------     ------------

Dividends declared on Class A
and Class B Common Shares **            $        .13     $       --       $        .26     $        .13
                                        ------------     ------------     ------------     ------------

* Computed on the weighted average
  number of Class A Common Shares
  and Class B Common Shares out-
  standing, namely                        29,157,488       29,163,532       29,161,628       29,163,606
                                        ============     ============     ============     ============

** The Board of Directors declared a $.13 dividend on both Class A and Class B
   Common Shares on November 13, 1995.

See notes to condensed consolidated financial statements.

                            THE J. M. SMUCKER COMPANY          Sequential Page
                     CONDENSED CONSOLIDATED BALANCE SHEETS               No. 3
                                   (Unaudited)

                                                 October 31, 1996   April 30, 1996
                                                 ----------------   --------------
                                                         (Dollars in Thousands)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $  11,794        $  17,647
   Trade receivables, less allowances                   48,023           40,241
   Inventories:
      Finished products                                 41,422           37,381
      Raw materials, containers, and supplies           79,477           58,114
                                                     ---------        ---------
                                                       120,899           95,495

   Assets of discontinued operations - net               8,121           42,250
   Other current assets                                 13,099           18,829
                                                     ---------        ---------
      Total Current Assets                             201,936          214,462

PROPERTY, PLANT, AND EQUIPMENT
   Land and land improvements                           13,794           13,719
   Buildings and fixtures                               73,557           73,400
   Machinery and equipment                             165,559          163,078
   Construction in progress                              3,100            2,615
                                                     ---------        ---------
   Less allowances for depreciation                    256,010          252,812
                                                      (117,877)        (109,728)
                                                     ---------        ---------
      Total Property, Plant and Equipment              138,133          143,084

OTHER NONCURRENT ASSETS
   Intangible assets                                    43,219           44,098
   Assets of discontinued operations - net                 -0-           13,875
   Notes receivable                                     13,845              -0-
   Other assets                                          9,557            9,433
                                                     ---------        ---------
      Total Other Noncurrent Assets                     66,621           67,406
                                                     ---------        ---------
                                                     $ 406,690        $ 424,952
                                                     =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  30,925        $  37,211
   Other current liabilities                            34,169           30,299
                                                     ---------        ---------
      Total Current Liabilities                         65,094           67,510
NONCURRENT LIABILITIES
   Long-term debt                                       36,200           60,800
   Other noncurrent liabilities                         20,637           20,301
                                                     ---------        ---------
                                                        56,837           81,101

SHAREHOLDERS' EQUITY
   Class A Common Shares                                 3,594            3,597
   Class B Common Shares (Non-Voting)                    3,696            3,696
    Additional capital                                  11,467           11,469
    Retained income                                    276,537          269,036
    Less:
       Deferred compensation                              (527)            (727)
       Amount due from ESOP Trust                      (10,027)         (10,251)
       Currency translation adjustment                      19             (479)
                                                     ---------        ---------
         Total Shareholders' Equity                    284,759          276,341
                                                     ---------        ---------
                                                     $ 406,690        $ 424,952
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

                                                                Sequential Page
                                                                          No. 4

                            THE J. M. SMUCKER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                             October 31,
                                                     -------------------------
                                                        (Dollars in Thousands)

                                                        1996              1995
                                                     ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Income from continuing operations                  $ 15,307          $ 18,019

  Adjustments                                         (18,710)          (23,437)
                                                     --------          --------
NET CASH USED FOR OPERATING ACTIVITIES                 (3,403)           (5,418)


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant, and                    (4,307)          (15,447)
    equipment
  Proceeds from the sale of property,
    plant, and equipment                                  261               193
  Proceeds from the sale of assets
    of discontinued operations                         33,997               -0-
  Other - net                                             -0-             1,015
                                                     --------          --------

NET CASH PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES                                 29,951           (14,239)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in long-term debt                          (24,600)              -0-
  Proceeds from short-term debt                           -0-            55,700
  Dividends paid                                       (7,566)           (3,779)
  Other - net                                             (21)              908
                                                     --------          --------

NET CASH (USED FOR) PROVIDED BY
  FINANCING ACTIVITIES                                (32,187)           52,829

  Cash flows (used for) provided by
    continuing operations                              (5,639)           33,172
  Cash flows used for discontinued
    operations                                           (277)          (31,338)
  Effect of exchange rate changes                          63               341
                                                     --------          --------

Net (decrease)/increase in cash
    and cash equivalents                               (5,853)            2,175
Cash and cash equivalents at
  beginning of period                                  17,647            11,244
                                                     --------          --------

Cash and cash equivalents at
  end of period                                      $ 11,794          $ 13,419
                                                     ========          ========

( ) Denotes use of cash

See notes to condensed consolidated financial statements.

                                                                 Sequential Page
                                                                           No. 5

                            THE J. M. SMUCKER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1996, are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

         On May 31, 1996, the Company completed the sale of its Mrs. Smith's frozen pie business to Flowers Industries, Inc. As a result, Mrs. Smith's has been reflected as a discontinued operation in the accompanying financial statements. Accordingly, the accompanying notes and financial statements for all periods presented exclude amounts related to the discontinued business.

Note B - Common Shares
         -------------

         At October 31, 1996, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At October 31, 1996, there were 14,375,149 and 14,782,339 outstanding shares of Class A Common and Class B Common, respectively, while 14,387,639 Class A and 14,782,339 Class B Common Shares were outstanding at April 30, 1996. Outstanding shares of each class are shown net of 1,837,139 Class A and 1,429,949 Class B treasury shares at October 31, 1996, and 1,824,649 Class A and 1,429,949 Class B treasury shares at April 30, 1996.

Note C - Income Per Share
         ----------------

         Income per share has been computed based on the weighted average number of shares of the Class A Common Shares and Class B Common Shares considered outstanding during the period.

Note D - Divestitures
         ------------

         As noted above, the Company completed the sale of its Mrs. Smith's frozen pie business during the first quarter for a combination of cash and notes receivable. In connection with this divestiture, the Company entered into agreements to lease certain property, plant, and equipment to a subsidiary of Flowers Industries, Inc. Mrs. Smith's revenues for the three-month and six-month periods ended October 31, 1995 were $14,068,000 and $50,657,000, respectively, and income tax expense allocated to the discontinued operations was $101,000 and $770,000, respectively. Mrs. Smith's recorded revenue of $2,926,000 in the first quarter of fiscal 1997, prior to the sale.

                                                                 Sequential Page
                                                                           No. 6

         The net assets relating to the Mrs. Smith's business have been reported in the accompanying balance sheets as assets of discontinued operations and are classified as current and noncurrent based on the timing of the consideration to be received. At October 31, 1996, the current portion of assets of discontinued operations consisted of the remaining raw material and finished good inventories to be purchased by Flowers Industries, Inc. The notes receivable relating to the divestiture are classified in the Company's balance sheets based upon the repayment terms.

********* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and six-month periods ended October 31, 1996 and 1995. On May 31, 1996, the Company completed the sale of its Mrs. Smith's frozen pie business to Flowers Industries, Inc. As a result, Mrs. Smith's has been reflected as a discontinued operation in the accompanying financial statements. Therefore, this discussion and analysis refers to only the continuing businesses of the Company.

Results of Operations
---------------------

         Sales for the second quarter ended October 31, 1996, were $142,844,000, up slightly over the same period last year. The Consumer, Foodservice, Industrial, and Beverage business areas all reported sales increases for the second quarter. The Industrial area recorded the largest percentage gain (19% increase over last year), based predominately on sales of new products to existing customers. Consumer area sales were up approximately 1% over the second quarter of last year as a result of increases in sales of fruit spreads and reduced fat peanut butter. Sales of dessert toppings were down for the same period due to strong competitive activity in the toppings category.

         In the International area, sales were 16% behind last year's second quarter. The absence of sales from Elsenham Quality Foods Ltd., the Company's former U.K. subsidiary that was divested at the beginning of the third quarter last year, accounted for the majority of the decline. Despite the decrease in sales, the overall contribution of the International area to profits was up over last year.

         Sales for the first six months of the fiscal year were $276,998,000, compared to $276,460,000 during the first half of last year. The Industrial and Foodservice areas recorded sales growth of 13% and 6%, respectively, during the first half of the fiscal year. Consumer area sales were down 1% primarily in fruit spreads and dessert toppings. International area sales were down almost 8% from last year, due mostly to the impact of the Elsenham divestiture.

         Income for continuing operations for the second quarter was $7,818,000, or $.26 per share, compared to income from continuing operations of $8,635,000, or $.29 per share, for the same period last year. Year-to-date income from continuing operations was $.52 per share, compared to $.62 per share for the same period last year.

                                                                 Sequential Page
                                                                           No. 7

         Costs of products sold increased from last year as a percentage of net sales during the second quarter and for the first six months of fiscal 1997. The increase was the result of a general increase in the overall cost of fruit raw materials. This factor likely will impact earnings throughout the remainder of the current fiscal year as the Company has elected, with limited exceptions, not to increase prices to cover increased costs.

         Selling, distribution, and administrative costs increased 3% during the second quarter and 5% year-to-date. Costs associated with the discontinuation of the Company's truck fleet and expenses associated with the Company's strategic initiatives were the key factors in the quarter-to-quarter increase.

         Interest expense was $669,000 for the second quarter of fiscal 1997, compared to interest expense of $993,000 for the same period last year, primarily due to lower average debt levels. Interest income for the quarter and year-to-date was up as a result interest earned on the note receivable from Flowers Industries, Inc.

         The tax benefit associated with the divestiture of the Elsenham subsidiary resulted in a net tax credit for the second quarter of fiscal 1996. Excluding the impact of this transaction, the tax rate would have been 40.5% in the second quarter of last year, compared to 41.4% in the current year.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

         The overall financial position remains strong as the Company continues to reduce its debt balances. Cash proceeds to-date from the sale of the Mrs. Smith's business together with cash from continuing operations has allowed the Company to reduce its debt balance from $60,800,000 at April 30, 1996, to $36,200,000 at October 31, 1996. This decrease occurred despite the fact the Company borrowed against its revolving credit line during the first two quarters to finance seasonal procurement of fruit. Other significant uses of cash during the quarter and six-month periods were capital expenditures and the payment of dividends.

         The Company has received to-date in fiscal 1997 approximately $34,000,000 from the sale of the Mrs. Smith's business and expects to receive additional cash proceeds of approximately $8,000,000 during the remainder of the fiscal year.

         At the Company's annual shareholders' meeting in August, management announced the results of a company-wide strategy review undertaken during the latter half of fiscal 1996. During the second quarter, the Company determined that approximately $8,000,000 in expenditures during the remainder of fiscal 1997 will be necessary to support projects identified as part of the strategy review. The Company expects the combination of cash still to be received from the sale of the Mrs. Smith's business and cash generated from continuing operations to be sufficient both to meet all cash requirements and to retire a majority of the remaining debt balance by April 30, 1997.

                                                                 Sequential Page
                                                                           No. 8

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of shareholders of the Company was held on August 14, 1996. At the meeting, the names of Lena C. Bailey, Robert R. Morrison, Paul
H. Smucker, and William Wrigley, Jr. were placed in nomination for the Board of Directors to serve three-year terms ending in 1999. All four nominees were elected with the results as follows:

                                    Votes For            Votes Withheld
                                    ----------           --------------
       Lena C. Bailey               61,333,643              699,673
       Robert R. Morrison           61,417,190              616,126
       Paul H. Smucker              61,424,520              608,796
       William Wrigley, Jr.         61,369,996              663,320


The shareholders also voted on the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 1997 fiscal year. The measure was approved as follows:

                     Votes For      Votes Against    Abstentions
                     ---------      -------------    -----------
                     61,506,136       195,612          331,568

No broker non-votes were identified with regard to either matter submitted to the shareholders. In September 1996, an open board position was created with the resignation of Dr. Lena C. Bailey due to ill health. Dr. Bailey, the former dean of the College of Human Ecology at The Ohio State University, had worked with the Company for many years as a consultant and had served as a member of the Board of Director since 1986. The Company has elected not to fill the open position at this time.

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

December 13, 1996                      THE J. M. SMUCKER COMPANY



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



                                       /s/ Richard K. Smucker
                                       ----------------------
                                       AND RICHARD K. SMUCKER
                                       President

                                                                 Sequential Page
                                                                          No. 10

                                INDEX OF EXHIBITS


                     That are filed with the Commission and
                           the New York Stock Exchange




 Assigned                                                                            Sequential
Exhibit No. *                                  Description                            Page No.
-------------------------------------------------------------------------------------------------

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

                  (b) Second Amendment Agreement further extending the term of the revolving credit agreement between The J. M. Smucker
                        Company and Society National Bank (individually and as
                        Agent), National City Bank, and the First National Bank of Chicago dated as of April 26, 1996, incorporated by reference to the Annual Report on Form 10-K for the period ended April 30, 1996.

         27 Financial data schedules pursuant to Article 5 in Regulation S-X.


* Exhibits 2, 3, 10, 11, 15, 18, 19, 22, 23, and 24 are either inapplicable to the Company or require no answer.