Form 10-Q
period 1997-01-31
SMUCKER J M CO
filed 1997-03-12
CIK 91419

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

                 For the quarterly period ended January 31, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          Commission File Number       1-5111
                                                  -----------------

                            THE J. M. SMUCKER COMPANY

        Ohio                                             34-0538550
------------------------                           -----------------------
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

The Company had 14,374,013 Class A Common Shares and 14,784,203 Class B Common Shares outstanding on January 31, 1997.

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

Item 1.  Financial Statements
         --------------------

                                            Three Months Ended                  Nine Months Ended
                                                 January 31,                       January 31,
                                       -------------------------------    -----------------------------
                                            1997             1996             1997            1996
                                       -------------     -------------    ------------    -------------
                                                (Dollars in thousands, except per share data)


Net sales                               $    124,479     $    121,207     $    401,477     $    397,667

Cost of products sold                        (80,383)         (76,373)        (260,423)        (254,851)
                                        ------------     ------------     ------------     ------------
                                              44,096           44,834          141,054          142,816

Selling, distribution, and
 administrative expenses                     (33,090)         (33,390)        (103,243)        (100,439)
                                        ------------     ------------     ------------     ------------
                                              11,006           11,444           37,811           42,377

Other income (expense)

  Interest income                                529              454            1,516            1,031

  Interest expense                              (371)            (983)          (1,790)          (2,367)

  Provision for disposal of foreign
  subsidiary                                     -0-              -0-              -0-           (6,996)

  Other - net                                   (177)            (330)            (388)             329
                                        ------------     ------------     ------------     ------------

Income before income taxes                    10,987           10,585           37,149           34,374


Income taxes                                   4,454            4,729           15,309           10,499
                                        ------------     ------------     ------------     ------------
Income from continuing operations              6,533            5,856           21,840           23,875


Income from discontinued operations,
   net of income taxes                           -0-              481              -0-            1,402
                                        ------------     ------------     ------------     ------------
Net income                              $      6,533     $      6,337     $     21,840     $     25,277
                                        ============     ============     ============     ============


Income per Common Share*
  Continuing operations                 $        .23     $        .20     $        .75     $        .82
  Discontinued operations, net
   of income taxes                              --                .02             --                .05
                                        ------------     ------------     ------------     ------------

Net income per Common Share*            $        .23     $        .22     $        .75     $        .87
                                        ============     ============     ============     ============

Dividends declared on Class A
and Class B Common Shares               $        .13     $        .13     $        .39     $        .39
                                        ============     ============     ============     ============

* Computed on the weighted average
  number of Class A Common Shares
  and Class B Common Shares out-
   standing, namely                       29,157,741       29,167,391       29,160,335       29,164,865
                                        ============     ============     ============     ============




See notes to condensed consolidated financial statements.

                            THE J. M. SMUCKER COMPANY            Sequential Page
                      CONDENSED CONSOLIDATED BALANCE SHEETS               No. 3
                                   (Unaudited)


                                               January 31, 1997  April 30, 1996
                                               ----------------  --------------
                                                    (Dollars in Thousands)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                      $  12,196      $  17,647
   Trade receivables, less allowances                43,234         40,241
   Inventories:
      Finished products                              38,923         37,381
      Raw materials, containers, and supplies        67,040         58,114
                                                  ---------      ---------

                                                    105,963         95,495

   Assets of discontinued operations - net            1,928         42,250
   Other current assets                              14,321         18,829
                                                  ---------      ---------
      Total Current Assets                          177,642        214,462

PROPERTY, PLANT, AND EQUIPMENT
   Land and land improvements                        13,804         13,719
   Buildings and fixtures                            74,068         73,400
   Machinery and equipment                          165,791        163,078
   Construction in progress                           4,782          2,615
                                                  ---------      ---------
                                                    258,445        252,812
   Less allowances for depreciation                (121,580)      (109,728)
                                                  ---------      ---------

      Total Property, Plant and Equipment           136,865        143,084

OTHER NONCURRENT ASSETS
   Intangible assets                                 42,496         44,098
   Assets of discontinued operations - net              -0-         13,875
   Notes receivable                                  13,601            -0-
   Other assets                                       9,227          9,433
                                                  ---------      ---------
      Total Other Noncurrent Assets                  65,324         67,406

                                                  ---------      ---------
                                                  $ 379,831      $ 424,952
                                                  =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                               $  23,006      $  37,211
   Other current liabilities                         33,715         30,299
                                                  ---------      ---------
      Total Current Liabilities                      56,721         67,510
NONCURRENT LIABILITIES
   Long-term debt                                    15,600         60,800
   Other noncurrent liabilities                      20,840         20,301
                                                  ---------      ---------
                                                     36,440         81,101

SHAREHOLDERS' EQUITY
   Class A Common Shares                              3,594          3,597
   Class B Common Shares (Non-Voting)                 3,696          3,696
   Additional capital                                11,585         11,469
   Retained income                                  279,286        269,036
   Less:
      Deferred compensation                            (448)          (727)
      Amount due from ESOP Trust                    (10,027)       (10,251)
      Currency translation adjustment                (1,016)          (479)
                                                  ---------      ---------
         Total Shareholders' Equity                 286,670        276,341
                                                  ---------      ---------
                                                  $ 379,831      $ 424,952
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

                                                                 Sequential Page
                                                                           No. 4

                            THE J. M. SMUCKER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                           January 31,
                                                  ---------------------------
                                                      (Dollars in Thousands)

                                                       1997          1996
                                                  -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Income from continuing operations                  $ 21,840      $ 23,875

  Adjustments                                          (3,220)       (1,732)
                                                     --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES              18,620        22,143

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant, and
    equipment                                          (8,174)      (21,261)
   Proceeds from the sale of property,
    plant, and equipment                                  588           668
  Proceeds from the sale of assets
    of discontinued operations                         40,434           -0-
 Other - net                                              -0-         1,494
                                                     --------      --------
NET CASH PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES                                 32,848       (19,099)


CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in long-term debt                          (45,200)          -0-
  Proceeds from short-term debt                           -0-         7,000
  Dividends paid                                      (11,346)      (11,337)
  Other - net                                              96         1,172
                                                     --------      --------

NET CASH USED FOR FINANCING ACTIVITIES                (56,450)       (3,165)


  Cash flows used for continuing operations            (4,982)         (121)

  Cash flows (used for) provided by discontinued         (277)        4,497
    operations
  Effect of exchange rate changes                        (192)           41
                                                     --------      --------
  Net (decrease) increase in cash
    and cash equivalents                               (5,451)        4,417
  Cash and cash equivalents at
    beginning of period                                17,647        11,244
                                                     --------      --------
  Cash and cash equivalents at
    end of period                                    $ 12,196      $ 15,661
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

                                                                 Sequential Page
                                                                           No. 5

                            THE J. M. SMUCKER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 1997, are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

         On May 31, 1996, the Company completed the sale of its Mrs. Smith's frozen pie business to Flowers Industries, Inc. As a result, Mrs. Smith's has been reflected as a discontinued operation in the accompanying financial statements. Accordingly, the accompanying notes and financial statements for all periods presented exclude amounts related to the discontinued business.

Note B - Common Shares
         -------------

         At January 31, 1997, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At January 31, 1997, there were 14,374,013 and 14,784,203 outstanding shares of Class A Common and Class B Common, respectively, while 14,387,639 Class A and 14,782,339 Class B Common Shares were outstanding at April 30, 1996. Outstanding shares of each class are shown net of 1,838,275 Class A and 1,428,085 Class B treasury shares at January 31, 1997, and 1,824,649 Class A and 1,429,949 Class B treasury shares at April 30, 1996.

Note C - Income Per Share
         ----------------

         Income per share has been computed based on the weighted average number of shares of the Class A Common Shares and Class B Common Shares considered outstanding during the period.

Note D - Divestitures
         ------------

         As noted above, the Company completed the sale of its Mrs. Smith's frozen pie business during the first quarter for a combination of cash and notes receivable. In connection with this divestiture, the Company entered into agreements to lease certain property, plant, and equipment to Flowers Industries, Inc. Mrs. Smith's revenues for the three-month and nine-month periods ended January 31, 1996 were $38,474,000 and $89,131,000, respectively, and income tax expense allocated to the discontinued operations was $345,000 and $1,006,000, respectively. Mrs. Smith's recorded revenue of $2,926,000 in the first quarter of fiscal 1997, prior to the sale.

                                                                 Sequential Page
                                                                           No. 6

         The net assets relating to the Mrs. Smith's business have been reported in the accompanying balance sheets as assets of discontinued operations and are classified as current and noncurrent based on the timing of the consideration to be received. At January 31, 1997, the current portion of assets of discontinued operations consisted of the remaining raw material and finished good inventories to be purchased by Flowers Industries, Inc. The notes receivable relating to the divestiture are classified in the Company's balance sheets based upon the repayment terms.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and nine-month periods ended January 31, 1997 and 1996. On May 31, 1996, the Company completed the sale of its Mrs. Smith's frozen pie business to Flowers Industries, Inc. As a result, Mrs. Smith's has been reflected as a discontinued operation in the accompanying financial statements. Therefore, this discussion and analysis refers to only the continuing businesses of the Company.

Results of Operations
---------------------

         Sales for the third quarter ended January 31, 1997, were $124,479,000, up 3% over the same period last year. The Industrial, Beverage, Foodservice, and Specialty Foods business areas all reported sales increases for the third quarter. The Industrial area recorded the largest dollar and percentage growth, based predominately on sales of new products, introduced earlier in the fiscal year, to existing customers. The Beverage area also recorded a substantial third quarter increase, due primarily to volume increases on Knudsen & Sons brands. The Foodservice area continued to grow steadily during the third quarter, and the Specialty Foods area began to rebound somewhat from a slow first half of the year.

         Consumer area sales were slightly down from the third quarter last year due primarily to lower sales in the Company's mass retail market. Although fruit spreads volume was down slightly for the period, dollar share of market in this category is trending more positively. Sales of toppings, Goober, and natural peanut butter all increased during the quarter. In the International area, sales were behind last year both for the quarter and year-to-date, due primarily to the absence of sales from Elsenham Quality Foods, the Company's United Kingdom subsidiary that was divested during the third quarter last year.

         Sales for the first nine months of the fiscal year were $401,477,000, compared to $397,667,000 during the same period last year. The Industrial area has recorded double-digit sales growth during the first three quarters of the fiscal year, and the Foodservice and Beverage areas each have recorded more modest sales increases. Consumer area sales were down slightly due primarily to fruit spreads and dessert toppings. International area sales were down from last year due mostly to the impact of the Elsenham divestiture.

                                                                 Sequential Page
                                                                           No. 7

         Income from continuing operations for the third quarter was $6,533,000, or $.23 per share, compared to income from continuing operations of $5,856,000, or $.20 per share, for the same period last year. Year-to-date income from continuing operations was $.75 per share, compared to $.82 per share for the same period last year.

         Costs of products sold increased from last year as a percentage of net sales during the third quarter and for the first nine months of fiscal 1997. The increase was the result of a general increase in the overall cost of fruit raw materials. This factor likely will impact earnings throughout the remainder of the current fiscal year as the Company has elected, with limited exceptions, not to increase prices to cover increased costs. Sweetener costs, on the other hand, are expected to be lower during the fourth quarter than during the first part of the year, and this will offset to some extent the higher fruit costs.

         Selling, distribution, and administrative costs were down approximately 1% for the third quarter due primarily to lower distribution costs and other cost reduction efforts. In addition, last year's third quarter included consulting costs associated with the Company's strategy and operations project. On a year-to-date basis, however, selling, distribution, and administrative costs have increased 3% as a result of increased marketing expenditures and costs associated with the Company's strategic initiatives.

         Interest expense was $371,000 for the third quarter of fiscal 1997, compared to $983,000 for the same period last year, primarily due to lower average debt levels. Interest income for the quarter and year-to-date was up as a result of interest earned on the note receivable from Flowers Industries, Inc.

         The tax rate was 40.5% in the third quarter, compared to 44.7% last year. During the quarter the Company revised its estimated effective federal tax rate for the year, resulting in a nine-month retroactive adjustment to tax expense. The tax rate for the first nine months of fiscal 1997 was 41.2%, compared to 30.5% for the same period last year. The substantially lower rate last year was due to a tax benefit associated with the divestiture of Elsenham Quality Foods Ltd. that was recognized during the second quarter last year.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

         The overall financial position remains strong as the Company continues to reduce its debt balances. Cash proceeds to-date from the sale of the Mrs. Smith's business together with cash from continuing operations have allowed the Company to reduce its debt balance from $60,800,000 at April 30, 1996, to $15,600,000 at January 31, 1997. The Company has received to-date in fiscal 1997 approximately $40,000,000 from the sale of the Mrs. Smith's business. Significant uses of cash during the third quarter and year-to-date were capital expenditures and the payment of dividends.

         In the Company's second quarter 10-Q, it was stated that approximately $8,000,000 would be spent during the remainder of fiscal 1997 to support projects identified as part of a company-wide strategy review undertaken during the latter half of fiscal 1996. It now appears that some portion of that $8,000,000 will instead be expended during the first quarter of fiscal 1998. In either event, however, the Company expects cash generated from continuing operations to be sufficient to meet all cash requirements during the fourth quarter and to retire a majority of the remaining debt balance by April 30, 1997.

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

March 12, 1997                       THE J. M. SMUCKER COMPANY



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

                                     /s/ Richard K. Smucker
                                     ----------------------
                                     AND RICHARD K. SMUCKER
                                     President

                                                                 Sequential Page
                                                                           No. 9

                                INDEX OF EXHIBITS

                     That are filed with the Commission and
                           the New York Stock Exchange

 Assigned                                                                         Sequential
Exhibit No. *                        Description                                   Page No.
-----------------------------------------------------------------------------------------------
         4        (a)   Revolving credit agreement between The J. M. Smucker
                        Company and Society National Bank (individually and as
                        Agent), National City Bank, and the First National Bank
                        of Chicago dated as of April 27, 1994, incorporated by
                        reference to the Quarterly Report on Form 10-Q for the
                        period ended July 31, 1994.

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

         27       Financial data schedules pursuant to Article 5 in Regulation S-X.


* Exhibits 2, 3, 10, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.