Form 10-K405
period 1997-04-30
SMUCKER J M CO
filed 1997-07-23
CIK 91419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of June 30, 1997, 14,398,467 Class A Common Shares and 14,769,703 Class B Common Shares of The J. M. Smucker Company were issued and outstanding. The aggregate market value of the voting Common Shares (Class A) held by non-affiliates of the Registrant at June 30, 1997, was $238,548,954.

Certain sections of the Registrant's definitive Proxy Statement, dated July 9, 1997, for the August 12, 1997 Annual Meeting of Shareholders and of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II, III and IV of this Report.

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

         DISCONTINUED OPERATIONS. On May 31, 1996, the Company completed the sale of its Mrs. Smith's frozen pie business to a subsidiary of Flowers Industries, Inc. for a combination of cash and notes receivable. In connection with this divestiture, the Company also has entered into agreements to lease property, plant, and equipment of the Mrs. Smith's frozen pie business to Flowers Industries, Inc. under 10-year operating lease agreements, which include the exclusive right and option to purchase such assets during the term of the leases. The future minimum rental revenue from these leases is approximately $28,935,000.

         PRINCIPAL PRODUCTS. The principal products of the Company are fruit spreads, dessert toppings, peanut butter, industrial fruit products (such as bakery and yogurt fillings), fruit and vegetable juices, juice beverages, syrups, condiments, and gift packages.

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

         The Company's distribution outside the United States is principally in Canada, Australia and the Pacific Rim, and Latin America, although products are exported to other countries as well. International sales represent approximately 12.2% of total consolidated Company sales.

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

         PATENTS AND TRADEMARKS. The Company's products are marketed under numerous trademarks owned by the Company. The principal trademarks are the Company's names and certain designs of products. Major trademarks include:
Smucker's, The R. W. Knudsen Family, After The Fall, Simply Nutritious, Mary Ellen, Dickinson's, Lost Acres, IXL, Laura Scudder's, Simply Fruit, Good Morning, Double Fruit, Low Sugar, Goober, Magic Shell, Sundae Syrup, Recharge, Santa Cruz Original, Spritzer, and Heinke. In addition, the Company licenses the use of several other trademarks, none of which individually is material to the Company's business.

         Other slogans or designs considered to be important trademarks to the Company include the slogan, "With a name like Smucker's, it has to be good," " 100 Years of Family-Made Goodness," the Smucker's banner, the Crock Jar shape, the Gingham design, and the strawberry logo.

         SEASONALITY. Historically, the Company's business has not been highly seasonal.

         WORKING CAPITAL. Working capital requirements are greatest during the late spring and summer months due to seasonal procurement of fruits, berries, and peanuts. During this period, short-term borrowings may be used to augment working capital generated by sales.

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

         COMPETITION. The Company is the U.S. market leader in the fruit spreads, ice cream topping, and natural peanut butter categories. The Company's business is highly competitive as all its brands compete for retail shelf space with other advertised and branded products as well as unadvertised and private label products. The growth of alternative store formats (i.e. warehouse club and mass merchandise stores) and changes in business practices, resulting from both technological advances and new industry techniques, have added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, advertising, and promotion.

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

         EMPLOYEES. At April 30, 1997, the Company had approximately 1,950 full-time employees, worldwide.

         SEGMENT AND GEOGRAPHIC INFORMATION. Information concerning international operations for the years 1997, 1996, and 1995 is hereby incorporated by reference from the 1997 Annual Report to Shareholders, on page 24 under Note B: "Operating Segments."

ITEM 2.  PROPERTIES

         The table below lists all the Company's manufacturing and fruit processing facilities. All of the Company's properties are maintained and updated on a regular basis, and the Company continues to make investment for expansion and technological improvements. All production properties listed below are owned except the facility in Oxnard, California, which is leased. In addition to the locations listed below, acreage is leased in California for the growing of strawberries. The Company also leases property in Pottstown, Pennsylvania to a subsidiary of Flowers Industries, Inc. The corporate headquarters are located in Orrville, Ohio.

DOMESTIC MANUFACTURING LOCATIONS              PRODUCTS PRODUCED
----------------------------------------------------------------------------------------
Orrville, Ohio                        Fruit spreads, toppings, industrial fruit products
Salinas, California                   Fruit spreads, toppings
Memphis, Tennessee                    Fruit spreads, toppings
Ripon, Wisconsin                      Fruit spreads, toppings, condiments
New Bethlehem, Pennsylvania           Peanut butter and Goober products
Chico, California                     Fruit and vegetable juices, beverages
Havre de Grace, Maryland              Fruit and vegetable juices, beverages


FRUIT PROCESSING LOCATIONS                         FRUIT PROCESSED
----------------------------------------------------------------------------------------

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

INTERNATIONAL MANUFACTURING
LOCATIONS                                           PRODUCTS PRODUCED
----------------------------------------------------------------------------------------

Ste-Marie, Quebec, Canada             Fruit spreads, pie fillings, sweet spreads
Kyabram, Victoria, Australia          Fruit spreads, toppings, fruit pulps

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding which would be considered material.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         The names, ages as of July 1, 1997, and positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Paul H. Smucker is the father of Tim and Richard K. Smucker and the father-in-law of H. Reid Wagstaff. All of the officers have held various positions with the Company for more than five years.

                                       Years with                                                    Served as an
           Name               Age        Company                        Position                     Officer Since
----------------------------------------------------------------------------------------------------------------------
Paul H. Smucker                80          58       Chairman of the Executive Committee                    1946
Tim Smucker                    53          28       Chairman                                               1973
Richard K. Smucker             49          24       President                                              1974
Vincent C. Byrd                42          20       Vice President and General Manager,                    1988
                                                    Consumer Market
K. Edwin Dountz                55          21       Vice President - Sales                                 1982
Fred A. Duncan                 51          19       Vice President and General Manager,                    1984
                                                    Industrial Market
Steven J. Ellcessor            45          11       Vice President - Administration,                       1986
                                                    Secretary, and General Counsel
Robert E. Ellis                50          19       Vice President - Human Resources                       1996
Richard G. Jirsa               51          22       Corporate Controller                                   1978
Charles A. Laine               61          32       Vice President and General Manager,                    1984
                                                    International and Beverage Markets
R. Alan McFalls                52          20       Vice President - Corporate Development and             1984
                                                    Planning
John D. Milliken               52          23       Vice President - Logistics and Business Process        1981
                                                    Reengineering
Robert R. Morrison             62          36       Vice President - Operations                            1967
H. Reid Wagstaff               62          21       Vice President - Government and Environmental          1994
                                                    Affairs
Philip P. Yuschak              58          21       Treasurer                                              1989

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information pertaining to the market for the Company's Common Shares and other related shareholder information is hereby incorporated by reference from the Company's 1997 Annual Report to Shareholders under the caption "Stock Price Data" on page 13.

ITEM 6.  SELECTED FINANCIAL DATA

         Five year summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company's 1997 Annual Report to Shareholders under the following captions and page numbers: "Five Year Summary of Selected Financial Data" on page 12 and Note
C: "Acquisitions and Divestitures" on page 25.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company's 1997 Annual Report to Shareholders, on pages 14 and 15.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements of the Company at April 30, 1997, 1996, and 1995, and for each of the three years in the period ended April 30, 1997, with the report of independent auditors and selected unaudited quarterly financial data, are hereby incorporated by reference from the Company's 1997 Annual Report to Shareholders on page 13 and pages 16 through 31.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and nominees for directorship is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 9, 1997, for the 1997 Annual Meeting of Shareholders on August 12, 1997, on pages 2 through 4, under the caption "Election of Directors." For information concerning the Company's executive officers, see "Executive Officers of the Company" set forth in Part I hereof.

         Information regarding disclosure of late filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 9, 1997, for the 1997 Annual Meeting of Shareholders on August 12, 1997, on pages 13 and 14 under the caption "Ownership of Common Shares."

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding the compensation of directors and executive officers is incorporated by reference from the Company's definitive Proxy Statement, dated July 9, 1997, for the 1997 Annual Meeting of Shareholders on August 12, 1997, under the following captions and page numbers: "Additional Information Concerning the Board of Directors of the Company" on pages 4 and 5, and beginning with "Report of the Executive Compensation Committee of the Board of Directors" on page 5 and continuing through "Pension Plan" on page 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company's definitive Proxy Statement, dated July 9, 1997, for the 1997 Annual Meeting of Shareholders on August 12, 1997, on pages 13 and 14 under the caption "Ownership of Common Shares."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement dated July 9, 1997, for the 1997 Annual Meeting of Shareholders on August 12, 1997, under the captions "Election of Directors" and "Additional Information Concerning the Board of Directors of the Company" on pages 2 through 5.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1, 2.    Financial Statements and Financial Statement Schedules

             The index to Consolidated Financial Statements and Financial Statement Schedules is included on page F-1 of this Report.

       3.    Exhibits

         Exhibit
           No.                       Description
--------------------------------------------------------------------------------

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

                3(b) Amended Regulations incorporated by reference to the
                     1988 Annual Report on Form 10-K.

               10(a) Amended Restricted Stock Bonus Plan incorporated by
                     reference to the 1994 Annual Report on Form 10-K.

               10(b) Top Management Supplemental Retirement Benefit Plan
                     incorporated by reference to the 1994 Annual Report on Form 10-K.

               10(c) 1987 Stock Option Plan incorporated by reference to
                     the 1994 Annual Report on Form 10-K.

               10(d) Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K.

               10(e) Nonemployee Director Stock Plan dated January 1, 1997

               13    Excerpts from 1997 Annual Report to Shareholders

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

(b)   Reports on Form 8-K filed in the Fourth Quarter of 1997.

      On April 23, 1997, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that it issued a press release announcing the Company's Board of Directors had authorized the purchase, from time to time, of up to 1,000,000 Class A and/or Class B Common Shares in total.

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

Date:  July 23, 1997                        The J. M. Smucker Company

                                            By:      Steven J. Ellcessor
                                                     Secretary

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

----------------------------------------
            Paul H. Smucker                   Chairman of the Executive Committee and Director
                                              (Principal Executive Officer)

----------------------------------------
              Tim Smucker                     Chairman and Director
                                              (Principal Executive Officer)

----------------------------------------
          Richard K. Smucker                  President and Director
                                              (Principal Executive Officer)
                                              (Principal Financial Officer)

----------------------------------------
           Richard G. Jirsa                   Corporate Controller
                                              (Principal Accounting Officer)

----------------------------------------
           Kathryn W. Dindo                   Director

----------------------------------------
          Elizabeth Valk Long                 Director

----------------------------------------
           Russell G. Mawby                   Director              By: Steven J. Ellcessor
                                                                        Attorney-in-Fact

----------------------------------------
        Charles S. Mechem, Jr.                Director
                                                                    Date:     July 23, 1997

----------------------------------------
          Robert R. Morrison                  Director

----------------------------------------
         William H. Steinbrink                Director

----------------------------------------
        Benjamin B. Tregoe, Jr.               Director

----------------------------------------
         William Wrigley, Jr.                 Director

                            THE J. M. SMUCKER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      ITEMS 14(a) (1) AND (2), (c) AND (d)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                                                                                        Form          Annual
                                                                                        10-K         Report To
                                                                                        Report      Shareholder
                                                                                        ------      -----------
Data incorporated by reference from the 1997 Annual Report
  to Shareholders of The J. M. Smucker Company:
  Consolidated Balance Sheets at April 30, 1997 and 1996........................                        18-19
  For the years ended April 30, 1997, 1996, and 1995:
    Statements of Consolidated Income  .........................................                        17
    Statements of Consolidated Cash Flows  .....................................                        20
    Statements of Consolidated Shareholders' Equity  ...........................                        21
    Notes to Consolidated Financial Statements  ................................                        22-31

  Consolidated financial statement schedules at April 30, 1997, or for the years ended April 30, 1997, 1996, and 1995:
    II.  Valuation and qualifying accounts  ....................................         F-2


      All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

                            THE J. M. SMUCKER COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED APRIL 30, 1997, 1996 AND 1995

                             (DOLLARS IN THOUSANDS)

                                                    Balance at       Charged to      Charged to       Deduc-      Balance at
                                                     Beginning       Costs and          Other          tions        End of
Classification                                        of Year         Expenses        Accounts          (A)         Period
--------------------------------------------------------------------------------------------------------------------------
1997:
  Valuation allowance for
    deferred tax assets                                 $2,009           $ 85         $   ---       $   ---        $2,094
  Allowance for doubtful accounts                          687             93             ---           427           353
                                                 -------------------------------------------------------------------------
                                                        $2,696          $ 178         $   ---         $ 427        $2,447
                                                 =========================================================================

1996:
  Valuation allowance for
    deferred tax assets                                 $2,660       $   (651)        $   ---       $   ---        $2,009
  Allowance for doubtful accounts                          475            385             ---           173           687
                                                 -------------------------------------------------------------------------
                                                        $3,135       $   (266)        $   ---         $ 173        $2,696
                                                 =========================================================================

1995:
 Valuation allowance for
    deferred tax assets                                 $2,265         $  395         $   ---       $   ---        $2,660
  Allowance for doubtful accounts                          419            195             ---           139           475
                                                 -------------------------------------------------------------------------
                                                        $2,684         $  590         $   ---       $   139        $3,135
                                                 =========================================================================



     (A) Uncollectible accounts written off, net of recoveries.