Form 10-Q
period 1997-07-31
SMUCKER J M CO
filed 1997-09-12
CIK 91419

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

                  For the quarterly period ended July 31, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                   Commission File Number       1-5111
                                          -------------------




                            THE J. M. SMUCKER COMPANY

       Ohio                                                 34-0538550
-----------------------                                ---------------------
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

The Company had 14,381,155 Class A Common Shares and 14,746,479 Class B Common Shares outstanding on July 31, 1997.

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

                                                                      Three Months Ended
                                                                            July 31,
                                                               ---------------------------------
                                                                    1997                1996
                                                                    ----                ----
                                                        (Dollars in thousands, except per share data)

Net sales                                                      $    147,389         $    129,629
Cost of products sold                                                95,993               85,883
                                                               ------------         ------------
                                                                     51,396               43,746
Selling, distribution, and administrative expenses                   35,390               30,517
                                                               ------------         ------------
                                                                     16,006               13,229
Other income (expense)
    Interest income                                                     698                  437
    Interest expense                                                     (5)                (750)
    Other - net                                                         126                  (85)
                                                               ------------         ------------
Income before income taxes                                           16,825               12,831
Income taxes                                                          6,852                5,342
                                                               ============         ============
Net Income                                                     $      9,973         $      7,489
                                                               ============         ============

Net income per Common Share*                                   $        .34         $        .26
                                                               ============         ============

Dividends declared on Class A and Class B Common Shares        $        .13         $        .13
                                                               ============         ============


* Computed on the weighted average number of Class A
Common Shares and Class B Common Shares
outstanding, namely                                              29,167,890           29,165,770
                                                               ============         ============


See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 3

                            THE J. M. SMUCKER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      July 31, 1997    April 30,1997
                                                       (Unaudited)       (Audited)
                                                       -----------       ---------

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                          $  14,954         $  24,091
    Trade receivables, less allowances                    51,417            48,140
    Inventories:
        Finished products                                 37,711            39,054
        Raw materials, containers, and supplies           77,636            55,052
                                                       ---------         ---------
                                                         115,347            94,106
    Other current assets                                  10,660            12,135
                                                       ---------         ---------
        Total Current Assets                             192,378           178,472
PROPERTY, PLANT, AND EQUIPMENT
    Land and land improvements                            13,961            13,820
    Buildings and fixtures                                75,902            74,709
    Machinery and equipment                              171,349           170,160
    Construction in progress                              13,543             6,881
                                                       ---------         ---------
                                                         274,755           265,570
    Less allowances for depreciation                    (129,933)         (125,935)
                                                       ---------         ---------
        Total Property, Plant and Equipment              144,822           139,635
OTHER NONCURRENT ASSETS
    Intangible assets                                     44,553            45,393
    Other assets                                          22,180            21,273
                                                       ---------         ---------
        Total Other Noncurrent Assets                     66,733            66,666
                                                       ---------         ---------
                                                       $ 403,933         $ 384,773
                                                       =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                   $  46,899         $  36,582
    Other current liabilities                             41,605            35,434
                                                       ---------         ---------
        Total Current Liabilities                         88,504            72,016
NONCURRENT LIABILITIES
    Other noncurrent liabilities                          21,260            20,866
SHAREHOLDERS' EQUITY
    Class A Common Shares                                  3,595             3,606
    Class B Common Shares (Non-Voting)                     3,687             3,696
    Additional capital                                    13,753            12,439
    Retained income                                      287,697           284,605
    Less:
      Deferred compensation                               (2,637)           (1,396)
      Amount due from ESOP                               (10,027)          (10,027)
      Currency translation adjustment                     (1,899)           (1,032)
                                                       ---------         ---------
        Total Shareholders' Equity                       294,169           291,891
                                                       ---------         ---------
                                                       $ 403,933         $ 384,773
                                                       =========         =========

See notes to condensed financial statements

                                                                 Sequential Page
                                                                           No. 4

                            THE J. M. SMUCKER COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Three Months Ended
                                                                 July 31,
                                                         --------------------------
                                                           1997              1996
                                                           ----              ----
                                                           (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                            $  9,973         $  7,489
    Adjustments                                             (2,295)          (7,645)
                                                          --------         --------
NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES                                                 7,678             (156)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from the sale of assets of discontinued
       operations                                              ---           19,589
    Additions to property, plant, and equipment            (10,076)          (2,683)
    Proceeds from the sale of property, plant, and
       equipment                                               136              160
    Other - net                                                291              ---
                                                          --------         --------
NET CASH (USED FOR) PROVIDED BY
INVESTING ACTIVITIES                                        (9,649)          17,066

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in long-term debt                                 ---          (17,700)
    Proceeds from short-term debt - net                         96              ---
    Purchase of common shares                               (3,224)             ---
    Dividends paid                                          (3,798)          (3,783)
    Other - net                                                 41             (617)
                                                          --------         --------
NET CASH USED FOR FINANCING ACTIVITIES                      (6,885)         (22,100)

    Cash flows used in continuing operations                (8,856)          (5,190)
    Cash flows used in discontinuing operations                ---             (277)
    Effect of exchange rate changes                           (281)              63
                                                          --------         --------

Net decrease in cash and cash equivalents                   (9,137)          (5,404)
Cash and cash equivalents at beginning of period            24,091           17,647
                                                          --------         --------
Cash and cash equivalents at end of period                $ 14,954         $ 12,243
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

                                                                 Sequential Page
                                                                           No. 5


                            THE J. M. SMUCKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1997, are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.


Note B - Common Shares
         -------------

         At July 31, 1997, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. Outstanding shares of each class are shown net of 1,831,133 Class A and 1,465,809 Class B treasury shares at July 31, 1997, and 1,789,162 Class A and 1,427,085 Class B treasury shares at April 30, 1997.


Note C - Income Per Share
         ----------------

         Income per share has been computed based on the weighted average number of shares of the Class A and Class B Common Shares considered outstanding during the period.


Note D - Accounting Reclassifications
         ----------------------------

         Certain prior year amounts have been reclassified to conform to current year classifications.


Note E - Software Costs
         --------------

         The Company capitalizes significant costs associated with the development and installation of internal use software. Amounts deferred are amortized over the estimated useful lives of the software beginning with the project's completion. Net deferred internal use software costs as of July 31, 1997 and April 30, 1997 were $8,742,000 and $4,976,000, respectively.

                                                                 Sequential Page
                                                                           No. 6

Note F -  Recently Issued Accounting Standards
          ------------------------------------

         In the first half of calendar 1997, the Financial Accounting Standards Board issued final statements that change the method for calculating and reporting earnings per share (EPS), that require the disclosure of total comprehensive income, and that change the method for determining and reporting business segment information. The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, in fiscal 1998. Basic EPS will be consistent with previously reported EPS and the Company does not expect diluted EPS to be materially different. The Company will adopt the disclosure requirements of SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1999.

 ................................................................................



Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month period ended July 31, 1997.


Results of Operations
---------------------

         Sales for the first quarter ended July 31, 1997, were $147,389,000, up 14% over the same period last year. The Consumer, Industrial, Foodservice, Beverage, and Specialty business areas all reported sales increases for the first quarter, with Consumer and Industrial contributing more than 90% of the overall increase.

         In the Consumer area, sales were up in all markets. The grocery and mass retail markets reported the largest dollar gains. Much of the growth in the Consumer area was the result of improved sales of fruit spreads, particularly traditional preserves and jelly products. The addition of the Kraft retail fruit spreads business, acquired during the fourth quarter of fiscal 1997, also contributed. During the period, the Company's share of the fruit spreads category increased to near record levels. Sales of dessert toppings, natural peanut butter, and Goober products were also up over the prior year.

         In the Industrial area, the sales growth came from a combination of new and existing products in the bakery and yogurt categories. Growth in R.W. Knudsen Family brand beverages accounted for the increase in the Beverage area. International sales were down approximately 3%, due primarily to the impact of unfavorable exchange rates. The International area's contribution to profits, however, was up over last year.

         Cost of products sold decreased from last year as a percentage of net sales during the first quarter of fiscal 1998. The decrease was the result of the mix of products sold as well sweetener costs which began to decline during the latter half of fiscal 1997. Improved plant efficiencies also contributed to reduced costs.

         Selling, distribution, and administrative costs increased at a slightly greater rate than sales due mostly to an increase in marketing expenditures and corporate administrative expenses. The increase in marketing expenses was due primarily to additional programs in

                                                                 Sequential Page
                                                                           No. 7

support of retail fruit spreads, while most of the increase in administrative costs resulted from the Company's information technology reengineering project.

         The Company's interest expense decreased significantly from the first quarter of last year due to the repayment during fiscal 1997 of all long-term debt. The Company's improved cash position resulted in a 60% increase in interest income for the quarter.


Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

         The financial position of the Company remains strong despite the reduction in cash and cash equivalents of $9,137,000 during the first quarter. Historically, the first quarter results in a net cash outflow due to expenditures required for the seasonal procurement of fruit inventories. In addition to the fruit purchases, other significant uses of cash during the quarter were capital expenditures, which included capitalized software and consulting costs, and the payment of dividends. The Company also repurchased approximately 150,000 shares of Class A and Class B Common shares during the quarter as part of its previously announced stock repurchase program.

         During the second quarter, the Company will continue to borrow against its lines of credit in order to finance remaining seasonal fruit purchases and other working capital requirements. Assuming that there are no additional acquisitions or other investments requiring cash outlays and that the results of operations are as anticipated, the Company expects cash provided from operations and borrowings to be sufficient to meet cash requirements and all short-term borrowing to be repaid by April 30, 1998.


Recently Issued Accounting Standards
------------------------------------

         In the first half of calendar 1997, the Financial Accounting Standards Board issued final statements that change the method for calculating and reporting earnings per share (EPS), that require the disclosure of total comprehensive income, and that change the method for determining and reporting business segment information. The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, in fiscal 1998. Basic EPS will be consistent with previously reported EPS and the Company does not expect diluted EPS to be materially different. The Company will adopt the disclosure requirements of SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1999.


Certain Forward-Looking Statements
----------------------------------

         This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results may differ depending on a number of factors including: the success of the Company's fruit spreads marketing program during the year; competitive activity, including private label; the mix of products sold and level of marketing expenditures needed to generate those sales; an increase in fruit costs or costs of any other significant ingredients; the ability of the Company to maintain and/or improve sales and earnings of its non-retail business areas; and the successful implementation of the Company's information technology project.

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



September 12, 1997                   THE J. M. SMUCKER COMPANY



                                     /s/  Steven J. Ellcessor
                                     ------------------------
                                     BY STEVEN J. ELLCESSOR
                                     Vice President-Administration, Secretary,
                                          and General Counsel


                                     /s/   Richard K. Smucker
                                     ------------------------
                                     AND RICHARD K. SMUCKER
                                     President

                                                                 Sequential Page
                                                                           No. 9



                                INDEX OF EXHIBITS

                     That are filed with the Commission and
                           The New York Stock Exchange



     Assigned                                                                  Sequential
   Exhibit No. *                  Description                                  Page No.
--------------------------------------------------------------------------------------------


         27 Financial data schedules pursuant to Article 5 in Regulation S-X.


*    Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.