Form 10-Q
period 1997-10-31
SMUCKER J M CO
filed 1997-12-11
CIK 91419

                                                                 Sequential Page
                                                               No. 1 of 11 Pages


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                   Commission File Number     1-5111
                                            -----------





                            THE J. M. SMUCKER COMPANY

        Ohio                                               34-0538550
----------------------                                  ----------------------
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

The Company had 14,411,399 Class A Common Shares and 14,741,653 Class B Common Shares outstanding on October 31, 1997.

The Exhibit Index is located at Sequential Page No. 11.

                                                                 Sequential Page
                                                                           No. 2

                          PART I. FINANCIAL INFORMATION

                            THE J. M. SMUCKER COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

Item 1.  Financial Statements
         --------------------


                                                          Three Months Ended                       Six Months Ended
                                                             October 31,                              October 31,
                                                 ---------------------------------         ---------------------------------
                                                     1997                 1996                  1997              1996
                                                 ------------         ------------         ------------         ------------
                                                                 (Dollars in thousands, except per share data)


Net sales                                        $    145,187         $    138,296         $    292,576         $    267,925
Cost of products sold                                  95,974               94,157              191,967              180,040
                                                 ------------         ------------         ------------         ------------
                                                       49,213               44,139              100,609               87,885
Selling, distribution, and
   administrative expenses                             35,346               30,563               70,736               61,080
                                                 ------------         ------------         ------------         ------------
                                                       13,867               13,576               29,873               26,805
Other income (expense)
    Interest income                                       482                  550                1,180                  987
    Interest expense                                      (85)                (669)                 (90)              (1,419)
    Other - net                                           174                 (126)                 300                 (211)
                                                 ------------         ------------         ------------         ------------
Income before income taxes                             14,438               13,331               31,263               26,162
Income taxes                                            5,836                5,513               12,688               10,855
                                                 ============         ============         ============         ============
Net Income                                       $      8,602         $      7,818         $     18,575         $     15,307
                                                 ============         ============         ============         ============

Net income per Common Share*                     $        .30         $        .26         $        .64         $        .52
                                                 ============         ============         ============         ============

Dividends declared on Class A and Class B
Common Shares                                    $        .13         $        .13         $        .26         $        .26
                                                 ============         ============         ============         ============


* Computed on the weighted average
number of Class A Common Shares and
Class B Common Shares outstanding,
namely                                             29,143,200           29,157,488           29,155,546           29,161,628
                                                 ============         ============         ============         ============

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 3
                            THE J. M. SMUCKER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    October 31,1997    April 30,1997
                                                      (Unaudited)        (Audited)
                                                      -----------        ---------
                                                         (Dollars in Thousands)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                          $  11,822         $  24,091
    Trade receivables, less allowances                    53,293            48,140
    Inventories:
        Finished products                                 38,898            39,054
        Raw materials, containers, and supplies           79,069            55,052
                                                       ---------         ---------
                                                         117,967            94,106
    Other current assets                                  10,140            12,135
                                                       ---------         ---------
        Total Current Assets                             193,222           178,472
PROPERTY, PLANT, AND EQUIPMENT
    Land and land improvements                            14,034            13,820
    Buildings and fixtures                                76,602            74,709
    Machinery and equipment                              174,816           170,160
    Construction in progress                              14,758             6,881
                                                       ---------         ---------
                                                         280,210           265,570
    Less allowances for depreciation                    (133,334)         (125,935)
                                                       ---------         ---------
        Total Property, Plant and Equipment              146,876           139,635
OTHER NONCURRENT ASSETS
    Intangible assets                                     43,417            45,393
    Other assets                                          22,151            21,273
                                                       ---------         ---------
        Total Other Noncurrent Assets                     65,568            66,666
                                                       ---------         ---------
                                                       $ 405,666         $ 384,773
                                                       =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                   $  37,338         $  36,582
    Other current liabilities                             49,687            35,434
                                                       ---------         ---------
        Total Current Liabilities                         87,025            72,016
NONCURRENT LIABILITIES
    Other noncurrent liabilities                          21,477            20,866

SHAREHOLDERS' EQUITY
    Class A Common Shares                                  3,603             3,606
    Class B Common Shares (Non-Voting)                     3,685             3,696
    Additional capital                                    14,798            12,439
    Retained income                                      291,227           284,605
    Less:
      Deferred compensation                               (2,517)           (1,396)
      Amount due from ESOP                                (9,787)          (10,027)
      Currency translation adjustment                     (3,845)           (1,032)
                                                       ---------         ---------
        Total Shareholders' Equity                       297,164           291,891
                                                       ---------         ---------
                                                       $ 405,666         $ 384,773
                                                       =========         =========

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 4

                          THE J. M. SMUCKER COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                                  Six Months Ended
                                                                    October 31,
                                                            -------------------------
                                                              1997             1996
                                                              ----             ----
                                                              (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $ 18,575         $ 15,307
    Adjustments                                               (9,870)         (18,710)
                                                            --------         --------
NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES                                                   8,705           (3,403)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from the sale of assets of discontinued           ---             33,997
       operations
    Additions to property, plant, and equipment              (17,359)          (4,307)
    Proceeds from the sale of property, plant, and
       equipment                                                 244              261
    Other - net                                                  587            ---
                                                            --------         --------
NET CASH (USED FOR) PROVIDED BY
INVESTING ACTIVITIES                                         (16,528)          29,951

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in long-term debt                                 ---            (24,600)
    Proceeds from short-term debt - net                        7,259            ---
    Purchase of common shares                                 (3,308)           ---
    Dividends paid                                            (7,563)          (7,566)
    Other - net                                                   60              (21)
                                                            --------         --------
NET CASH USED FOR FINANCING ACTIVITIES                        (3,552)         (32,187)

    Cash flows used in continuing operations                 (11,375)          (5,639)
    Cash flows used in discontinued operations                 ---               (277)
    Effect of exchange rate changes                             (894)              63
                                                            --------         --------

Net decrease in cash and cash equivalents                    (12,269)          (5,853)
Cash and cash equivalents at beginning of period              24,091           17,647
                                                            --------         --------
Cash and cash equivalents at end of period                  $ 11,822         $ 11,794
                                                            ========         ========


( ) Denotes use of cash


See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 5


                            THE J. M. SMUCKER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1997, are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.


Note B - Common Shares
         -------------

         At October 31, 1997, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At October 31, 1997, there were 14,411,399 and 14,741,653 outstanding shares of Class A Common and Class B Common, respectively, while 14,423,126 Class A and 14,785,203 Class B Common Shares were outstanding at April 30, 1997. Outstanding shares of each class are shown net of 1,800,889 Class A and 1,470,635 Class B treasury shares at October 31, 1997, and 1,789,162 Class A and 1,427,085 Class B treasury shares at April 30, 1997.


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


Note E - Software Costs
         --------------

         The Company capitalizes significant costs associated with the development and installation of internal use software. Amounts deferred are amortized over the estimated useful lives of the software beginning with the project's completion. Net deferred internal use software costs as of October 31, 1997 and April 30, 1997 were $9,840,000 and $4,976,000, respectively.

                                                                 Sequential Page
                                                                           No. 6

Note F -  Recently Issued Accounting Standards
          ------------------------------------

         In the first half of calendar 1997, the Financial Accounting Standards Board issued final statements that change the method for calculating and reporting earnings per share (EPS), that require the disclosure of total comprehensive income, and that change the method for determining and reporting business segment information. The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, in the third quarter of fiscal 1998. Basic EPS will be consistent with previously reported EPS and the Company does not expect diluted EPS to be materially different. The Company will adopt the disclosure requirements of SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1999.

 ................................................................................




Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and six-month periods ended October 31, 1997 and 1996, respectively.


Results of Operations
---------------------

         Sales for the second quarter ended October 31, 1997, were $145,187,000, up 5% over the same period last year. The Consumer, Industrial, Foodservice, and Specialty business areas all reported sales increases for the quarter, with the Consumer and Industrial areas contributing more than 95% of the overall increase.

         In the Consumer area, the majority of the sales increase was the result of growth in sales of fruit spreads in the grocery and mass retail markets, including sales of "Kraft" brand products. The "Kraft" retail fruit spreads business was acquired during the fourth quarter of fiscal 1997. Sales of dessert toppings and "Goober" products also were up over the previous year. In the Industrial area, sales growth came from a combination of new and existing products in the bakery and yogurt categories.

         In the International area, profit contribution was up but sales were down slightly, due primarily to the impact of a strong U. S. dollar versus Australian and Canadian currencies. The Company's consumer market businesses in Australia and Canada remain strong, with share of market gains achieved in both countries.

                                                                 Sequential Page
                                                                           No. 7


         Sales for the first six months of the fiscal year were $292,576,000, compared to $267,925,000 during the first half of last year. The Consumer and Industrial areas accounted for the majority of the growth. The weakness of the Australian and Canadian currencies against the U.S. dollar adversely affected International sales results for the first six months as a whole as well as during the second quarter.

         Net income for the second quarter was $8,602,000, or $.30 per share, compared to net income of $7,818,000, or $.26 per share, for the same period last year. Year-to-date earnings per share were $.64 per share compared to $.52 per share for the same period last year.

         Cost of products sold decreased from last year as a percentage of net sales for both the second quarter and the first six months of fiscal 1998. The decrease was primarily due to lower costs for certain raw materials and costs savings resulting from the implementation of operations initiatives identified during last fiscal year as part of the Company's Appleseed strategic project. The Company expects favorable margin comparisons for the remainder of the fiscal year.

         Selling, distribution, and administrative costs increased at a greater percentage than sales during the second quarter and year-to-date due mostly to an increase in marketing expenditures and corporate administrative expenses. The increase in marketing expenses was primarily due to additional programs in support of retail fruit spreads in the Consumer business area, and the majority of the increase in administrative costs was related to the Company's information technology reengineering project.

         The Company's interest expense decreased significantly in the second quarter and year-to-date as compared to the prior year due to the repayment during fiscal 1997 of all long-term debt. The Company's improved cash position resulted in the increase in interest income for the first half of the year.

         In connection with the information technology project, the $8 million in annual savings that the Company previously had estimated would be realized from the project upon full implementation has been revised upward to $10 million. Just under half of this amount is expected to be realized as the core components of the new software system are installed over the next three years. The remainder of the savings will become available thereafter as additional components of the new system are developed and installed. The installation of the new system is expected to provide additional "soft" benefits beyond the $10 million, although it is premature to try to quantify those at this time. The new system will provide substantial assistance in meeting the so-called "year 2000" computer system problems and no significant difficulties are anticipated in preparing the Company's information systems for the turn of the century.

                                                                 Sequential Page
                                                                           No. 8


Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

         The financial position of the Company remains strong despite the reduction in cash and cash equivalents of $12,269,000 during the first half of the year. Historically, the first half of the year results in a net cash outflow due to expenditures required for the seasonal procurement of fruit inventories. In addition to the fruit purchases, other significant uses of cash during the first six months of the year were capital expenditures, which included capitalized software and consulting costs, and the payment of dividends. The Company also repurchased approximately 150,000 shares of Class A and Class B Common shares during the first half of the year as part of its previously announced stock repurchase program.

         During the second quarter, the Company borrowed against existing lines of credit to meet cash requirements and at October 31, 1997, the Company had $7,259,000 outstanding in short-term debt. Assuming there are no additional acquisitions or other investments requiring cash outlays and that the results of operations are as anticipated, the Company expects cash provided from operations and borrowings to be sufficient to meet all cash requirements and expects all short-term borrowing to be repaid by April 30, 1998.


Recently Issued Accounting Standards
------------------------------------

         In the first half of calendar 1997, the Financial Accounting Standards Board issued final statements that change the method for calculating and reporting earnings per share (EPS), that require the disclosure of total comprehensive income, and that change the method for determining and reporting business segment information. The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, in the third quarter of fiscal 1998. Basic EPS will be consistent with previously reported EPS and the Company does not expect diluted EPS to be materially different. The Company will adopt the disclosure requirements of SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1999.


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

                                                                 Sequential Page
                                                                           No. 9

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of shareholders of the Company was held on August 12, 1997. At the meeting, the names of Elizabeth Valk Long, Charles S. Mechem, Jr., Timothy P. Smucker, and Benjamin B. Tregoe, Jr. were placed in nomination for the Board of Directors to serve three-year terms ending in 2000. All four nominees were elected with the results as follows:

                                            Votes For           Votes Withheld
                                       ------------------   --------------------

           Elizabeth Valk Long              54,222,463             623,655
           Charles S. Mechem, Jr.           54,254,231             591,887
           Timothy P. Smucker               54,306,249             539,869
           Benjamin B. Tregoe, Jr.          54,239,901             606,217

The shareholders also voted on the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year. The measure was approved as follows:

               Votes For            Votes Against            Abstentions
           -------------------   --------------------     ------------------

               54,591,744              104,195                 150,179

No broker non-votes were identified with regard to either matter submitted to the shareholders.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

           (a)    Exhibits
                  --------

                  See the Index of Exhibits that appears on Sequential Page No. 11 of this report.

           (b)    Reports on Form 8-K
                  -------------------

                  No Reports on Form 8-K were required to be filed during the quarter for which this report is filed.

                                                                 Sequential Page
                                                                          No. 10

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



December 11, 1997              THE J. M. SMUCKER COMPANY



                                  /s/ Steven J. Ellcessor
                                  -----------------------
                                  BY STEVEN J. ELLCESSOR
                                  Vice President-Administration, Secretary,
                                    and General Counsel


                                  /s/ Richard K. Smucker
                                  -----------------------
                                  AND RICHARD K. SMUCKER
                                  President

                                                                 Sequential Page
                                                                          No. 11



                                INDEX OF EXHIBITS

                     That are filed with the Commission and
                           The New York Stock Exchange



    Assigned                                                          Sequential
   Exhibit No. *                 Description                           Page No.
--------------------------------------------------------------------------------

     27 Financial data schedules pursuant to Article 5 in Regulation S-X.



*    Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.