Form 10-Q
period 1998-01-31
SMUCKER J M CO
filed 1998-03-16
CIK 91419

                                                                 Sequential Page
                                                               No. 1 of 13 Pages


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                   Commission File Number     1-5111
                                          ------------------


                            THE J. M. SMUCKER COMPANY

       Ohio                                             34-0538550
----------------------                            ----------------------
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

The Company had 14,420,565 Class A Common Shares and 14,749,851 Class B Common Shares outstanding on January 31, 1998.

The Exhibit Index is located at Sequential Page No. 13.

                                                                 Sequential Page
                                                                           No. 2

                          PART I. FINANCIAL INFORMATION

                            THE J. M. SMUCKER COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

Item 1.  Financial Statements
         --------------------

                                                           Three Months Ended             Nine Months Ended
                                                               January 31,                   January 31,
                                                      -------------------------       -------------------------
                                                        1998             1997           1998             1997
                                                      ---------       ---------       ---------       ---------
                                                           (Dollars in thousands, except per share data)


Net sales                                             $ 130,658       $ 120,251       $ 423,234       $ 388,176
Cost of products sold                                    83,426          80,383         275,393         260,423
                                                      ---------       ---------       ---------       ---------
                                                         47,232          39,868         147,841         127,753
Selling, distribution, and
   administrative expenses                               35,005          28,862         105,741          89,942
                                                      ---------       ---------       ---------       ---------
                                                         12,227          11,006          42,100          37,811
Other income (expense)
    Interest income                                         552             529           1,732           1,516
    Interest expense                                        (30)           (371)           (120)         (1,790)
    Other - net                                             412            (177)            712            (388)
                                                      ---------       ---------       ---------       ---------
Income before income taxes and cumulative
   effect of change in accounting method                 13,161          10,987          44,424          37,149
Income taxes                                              5,128           4,454          17,816          15,309
                                                      ---------       ---------       ---------       ---------
Net income before cumulative effect of
   change in accounting method                            8,033           6,533          26,608          21,840
Cumulative effect of change in accounting
   method, net of tax benefit of $1,980                  (2,958)           --            (2,958)           --
                                                      ---------       ---------       ---------       ---------
Net Income                                            $   5,075       $   6,533       $  23,650       $  21,840
                                                      =========       =========       =========       =========

Net income per Common Share (Basic and
  Diluted)
   Income before cumulative effect of
      change in accounting method                     $     .27       $     .22       $     .91       $     .75
   Cumulative effect of change in accounting
       method                                              (.10)            -              (.10)            -
                                                      ---------       ---------       ---------       ---------
   Net income                                         $     .17       $     .22       $     .81       $     .75
                                                      =========       =========       =========       =========


Dividends declared on Class A and Class B Common
Shares                                                $     .13       $     .13       $     .39       $     .39
                                                      =========       =========       =========       =========



See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 3
                            THE J. M. SMUCKER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  January 31,1998  April 30,1997
                                                    (Unaudited)      (Audited)
                                                     ---------       ---------
                                                       (Dollars in Thousands)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                        $  24,836       $  24,091
    Trade receivables, less allowances                  42,238          48,140
    Inventories:
        Finished products                               41,132          39,054
        Raw materials, containers, and supplies         67,994          55,052
                                                     ---------       ---------
                                                       109,126          94,106
    Other current assets                                 9,404          12,135
                                                     ---------       ---------
        Total Current Assets                           185,604         178,472

PROPERTY, PLANT, AND EQUIPMENT
    Land and land improvements                          14,028          13,820
    Buildings and fixtures                              79,554          74,709
    Machinery and equipment                            176,108         170,160
    Construction in progress                             8,830           6,881
                                                     ---------       ---------
                                                       278,520         265,570
    Accumulated depreciation                          (137,472)       (125,935)
                                                     ---------       ---------
        Total Property, Plant and Equipment            141,048         139,635

OTHER NONCURRENT ASSETS
    Intangible assets                                   42,417          45,393
    Other assets                                        21,059          21,273
                                                     ---------       ---------
        Total Other Noncurrent Assets                   63,476          66,666
                                                     ---------       ---------
                                                     $ 390,128       $ 384,773
                                                     =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                 $  26,991       $  36,582
    Other current liabilities                           42,523          35,434
                                                     ---------       ---------
        Total Current Liabilities                       69,514          72,016

NONCURRENT LIABILITIES
    Other noncurrent liabilities                        21,733          20,866

SHARE HOLDERS' EQUITY

    Class A Common Shares                                3,605           3,606
    Class B Common Shares (Non-Voting)                   3,687           3,696
    Additional capital                                  15,749          12,439
    Retained income                                    292,497         284,605
    Less:
      Deferred compensation                             (2,382)         (1,396)
      Amount due from ESOP                              (9,787)        (10,027)
      Currency translation adjustment                   (4,488)         (1,032)
                                                     ---------       ---------
        Total Shareholders' Equity                     298,881         291,891
                                                     ---------       ---------
                                                     $ 390,128       $ 384,773
                                                     =========       =========

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 4

                            THE J. M. SMUCKER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                               Nine Months Ended
                                                                  January 31,
                                                            -----------------------
                                                              1998           1997
                                                            --------       --------
                                                            (Dollars in Thousands)

OPERATING ACTIVITIES
    Net income                                              $ 23,650       $ 21,840
    Cumulative effect of change in accounting method           2,958            -
    Adjustments                                                9,311         (3,220)
                                                            --------       --------
Net cash provided by operating activities                     35,919         18,620

INVESTING ACTIVITIES
    Proceeds from the sale of assets of
       discontinued operations                                   -           40,434
    Additions to property, plant, and equipment              (21,681)        (8,174)
    Proceeds from the sale of property, plant, and
       equipment                                                 341            588
    Other - net                                                  889            -
                                                            --------       --------
Net cash (used for) provided by investing activities         (20,451)        32,848

FINANCING ACTIVITIES
    Decrease in long-term debt                                   -          (45,200)
    Purchase of common shares                                 (3,220)           -
    Dividends paid                                           (11,333)       (11,346)
    Other - net                                                  708             96
                                                            --------       --------
Net cash used for financing activities                       (13,845)       (56,450)

Cash flows provided by (used in) continuing operations         1,623         (4,982)
Cash flows used in discontinued operations                       -             (277)
Effect of exchange rate change on cash                          (878)          (192)
                                                            --------       --------

Net increase (decrease) in cash and cash equivalents             745         (5,451)
Cash and cash equivalents at beginning of period              24,091         17,647
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 24,836       $ 12,196
                                                            ========       ========


( )   Denotes use of cash

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 5


                            THE J. M. SMUCKER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A - BASIS OF PRESENTATION

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.


Note B - COMMON SHARES

         At January 31, 1998, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At January 31, 1998, there were 14,420,565 and 14,749,851 outstanding shares of Class A Common and Class B Common, respectively, while 14,423,126 Class A and 14,785,203 Class B Common Shares were outstanding at April 30, 1997. Outstanding shares of each class are shown net of 1,791,723 Class A and 1,462,437 Class B treasury shares at January 31, 1998, and 1,789,162 Class A and 1,427,085 Class B treasury shares at April 30, 1997.

                                                                 Sequential Page
                                                                           No. 6


Note C - INCOME PER SHARE

         During the third quarter the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, replacing the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods presented in this report have been presented and, where necessary, restated to conform to the SFAS No. 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per Common Share before the cumulative effect of change in accounting method:


                                                          Three Months Ended               Nine Months Ended
                                                             January 31,                        January 31,
                                                     ----------------------------      ----------------------------
                                                        1998              1997            1998            1997
                                                     -----------      -----------      -----------      -----------
                                                             (Dollars in thousands, except per share data)
Numerator:
----------
Net income before cumulative effect of
     change in accounting method for basic
     and diluted earnings per Common Share           $     8,033      $     6,533      $    26,608      $    21,840
                                                     ===========      ===========      ===========      ===========



Denominator:
------------
Denominator for basic earnings per Common
      Share -  Weighted-average shares                29,034,886       29,092,074       29,039,548       29,097,111

Effect of dilutive securities:
      Stock options                                      271,000           31,774          228,000           44,774
      Restricted stock                                    76,205           29,018           51,316           30,196
                                                     -----------      -----------      -----------      -----------
Denominator for diluted earnings per
      Common Share                                    29,382,091       29,152,866       29,318,864       29,172,081
                                                     ===========      ===========      ===========      ===========

Earnings per Common Share before
      cumulative effect of change in accounting
      method (Basic and Diluted)                     $       .27      $       .22      $       .91      $       .75
                                                     ===========      ===========      ===========      ===========



Note D - ACCOUNTING RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to current year classifications.

                                                                 Sequential Page
                                                                           No. 7

Note E - CHANGE IN ACCOUNTING METHOD

         In November 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued a consensus ruling on accounting for business process reengineering costs. EITF 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation, requires that the cost of business process reengineering activities that are part of a project to acquire, develop, or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as systems development costs.

         In accordance with this ruling, the Company incurred a one-time, after tax charge of $2,958,000 or $.10 per share in the third quarter, for the cumulative effect of expensing these previously capitalized costs. Consistent with the requirements of EITF 97-13, no restatement of prior year financial statements has been made. Such costs had primarily been incurred during the fourth quarter of fiscal 1997.

Note F - RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued final statements that
(a) require the disclosure of total comprehensive income, (b) change the method of determining and reporting business segments and (c) change the disclosure requirements for pensions and other postretirement benefits.

         The Company will adopt the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, in fiscal 1999.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and nine-month periods ended January 31, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

         Sales for the third quarter were $130,658,000, up 9% over the same period last year. The Consumer, Industrial, Beverage, and Specialty business areas all reported sales increases for the quarter, with the Consumer and Industrial areas contributing more than 95% of the overall increase.

                                                                 Sequential Page
                                                                           No. 8

         In the Consumer area, the majority of the sales increase was the result of growth in sales of fruit spreads in the grocery and mass retail markets, including sales of "Kraft" brand products. The "Kraft" retail fruit spreads business was acquired during the fourth quarter of fiscal 1997. Sales of dessert toppings also were up over the previous year.

         In the Industrial area, sales growth came from a combination of new and existing products in the bakery, frozen dairy, and yogurt categories. Although the Industrial area continued to enjoy good margins through the third quarter, pricing pressures are increasing as Industrial customers respond to competition in their products by seeking lower cost ingredients. To maintain current margins in the area while meeting customer needs for lower costs, the Company will need to lower the production cost of its Industrial products. While the Company is confident that its ongoing cost reduction activities will enable it eventually to achieve the lower production costs, it anticipates that a decline in Industrial area margins is likely to occur during the coming fiscal year.

         In the International area, profit contribution was up but sales were flat, due primarily to the impact of a strong U. S. dollar versus Australian and Canadian currencies. The Company's consumer market businesses in Australia and Canada remain strong, with share of market gains in fruit spreads achieved in both countries.

         Sales for the first nine months were $423,234,000, compared to $388,176,000 during the first three quarters of last year. The Consumer and Industrial areas accounted for the majority of the growth. The weakness of the Australian and Canadian currencies against the U.S. dollar adversely affected International sales results for the first three quarters as a whole as well as during the third quarter. Assuming a constant exchange rate, consolidated sales for the quarter and year to date would have increased an additional 1%.

         Net income for the third quarter excluding the effect of an accounting change was up 23% to $8,033,000 or $.27 per share, compared to net income of $6,533,000 or $.22 per share for the same period last year. Year to date earnings, excluding the effect of the accounting change, were up 21% to $.91 per share compared to $.75 per share for the same period last year.

         During the quarter, the Emerging Issues Task Force of the Financial Accounting Standards Board issued a consensus ruling requiring that certain "business process reengineering and information technology transformation" costs that had previously been capitalized, now need to be expensed as incurred. In accordance with this ruling, the Company incurred a one time, after tax charge in this quarter of $2,958,000, or $.10 per share, for the cumulative effect of expensing previously capitalized costs. This cumulative effect adjustment reduced quarterly and year to date earnings per share to $.17 and $.81, respectively.

         Cost of products sold decreased from last year as a percentage of net sales for both the third quarter and the first nine months of fiscal 1998. The decrease was primarily due to lower costs for certain raw materials. The Company expects favorable margin comparisons for the remainder of the fiscal year.

                                                                 Sequential Page
                                                                           No. 9


         Selling, distribution, and administrative costs increased at a greater percentage than sales during the third quarter and year to date due mostly to an increase in marketing expenditures and corporate administrative expenses. The increase in marketing expenses was primarily due to additional programs in support of retail fruit spreads in the Consumer business area, and the majority of the increase in administrative costs was related to the Company's information technology reengineering project.

         The Company's interest expense decreased in the third quarter and year-to-date as compared to the prior year due to the repayment during fiscal 1997 of all long-term debt. The Company's improved cash position resulted in an increase in interest income for the first three quarters of the year.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         The financial position of the Company remains strong. Expenditures for fruit procurement were largely completed by the end of the second quarter and cash generated from operations, therefore, increased significantly during the third quarter. Other major uses of cash during the first nine months of the year were capital expenditures, including software and consulting costs, the payment of dividends and the repurchase of approximately 150,000 shares of Class A and Class B Common Shares as part of a previously announced stock repurchase program.

         During the third quarter, the Company repaid all short-term borrowings. Assuming there are no additional acquisitions or other investments requiring cash outlays and that the results of operations are as anticipated, the Company expects cash provided from operations to be sufficient to meet all cash requirements during the fourth quarter.

IMPACT OF YEAR 2000

         In connection with the Company's information technology reengineering ("ITR") project, the Company has completed an assessment of its Year 2000 requirements. The Company is in the process of replacing its primary computer systems as part of the ITR project, which is intended primarily to increase efficiency in operations through both the addition of an enterprise-wide information system and the reengineering of business processes. The new systems will all be fully Year 2000 compliant. The total ITR project cost is estimated at approximately $34,000,000, which includes $25,000,000 for the purchase of software and other capital costs and $9,000,000 that will be expensed as incurred. To date, the Company has spent approximately $14,500,000 towards the project of which $8,000,000 has been capitalized at January 31, 1998. Capitalized costs will be expensed over a period ranging from 3 to 7 years in accordance with the Company's accounting policy.

                                                                 Sequential Page
                                                                          No. 10


         A substantial portion of the ITR project is expected to be completed prior to any anticipated impact of the Year 2000 problem on the Company's operating systems. To the extent that the new systems will not resolve the issues, the Company has identified the software that will be affected and has plans in place to modify it. The Company estimates that $2,000,000, in addition to the ITR costs, will be expensed specifically related to software modifications to existing systems. The Company believes that with conversion to the new software and with the scheduled modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

         The costs of the ITR project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RECENTLY ISSUED ACCOUNTING STANDARDS

         During the third quarter the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, replacing the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

         The Company will adopt the disclosure requirements of SFAS No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, in fiscal 1999.

CERTAIN FORWARD-LOOKING STATEMENTS

         This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results may differ depending on a number of factors including: the success of the Company's marketing programs during the year; competitive activity; the mix of products sold; the impact of the price increase taken in the second quarter on sales results, and level of marketing expenditures needed to generate those sales; an increase in fruit costs or costs of other significant ingredients, including sweeteners; the ability of the Company to maintain and/or improve sales and earnings of its non-retail business areas; and the successful implementation of the Company's information technology reengineering project and year 2000 modifications.

                                                                 Sequential Page
                                                                          No. 11

                           PART II. OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)    EXHIBITS

                     See the Index of Exhibits that appears on Sequential Page No. 13 of this report.

              (b)    REPORTS ON FORM 8-K

                     No Reports on Form 8-K were required to be filed during the quarter for which this report is filed.

                                                                 Sequential Page
                                                                          No. 12

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



March 16, 1998

                                              THE J. M. SMUCKER COMPANY



                                              /s/ Steven J. Ellcessor
                                              ---------------------------------
                                              BY STEVEN J. ELLCESSOR
                                              Vice President-Administration,
                                              Secretary, and General Counsel



                                              /s/ Richard K. Smucker
                                              ---------------------------------
                                              AND RICHARD K. SMUCKER
                                              President

                                                                 Sequential Page
                                                                          No. 13



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