Form 10-K
period 1998-04-30
SMUCKER J M CO
filed 1998-07-24
CIK 91419

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 30, 1998, 14,393,402 Class A Common Shares and 14,755,836 Class B Common Shares of The J. M. Smucker Company were issued and outstanding. The aggregate market value of the voting Common Shares (Class A) held by non-affiliates of the Registrant at June 30, 1998, was $270,984,384.

     Certain sections of the Registrant's definitive Proxy Statement, dated July 13, 1998, for the August 18, 1998 Annual Meeting of Shareholders, and of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II, III, and IV of this Report.

                                     PART I


ITEM 1.  BUSINESS

         THE COMPANY. The J. M. Smucker Company was begun in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as "Smucker's" (a registered trademark), operates in one industry, the manufacturing and marketing of food products on a worldwide basis. Unless otherwise indicated by the context, the term "Company" as used in this report means the continuing operations of The J. M. Smucker Company and its subsidiaries.

         DISCONTINUED OPERATIONS. On May 31, 1996, the Company completed the sale of its "Mrs. Smith's" frozen pie business to a subsidiary of Flowers Industries, Inc. for a combination of cash and notes receivable. In connection with this divestiture, the Company also has entered into agreements to lease property, plant, and equipment of the "Mrs. Smith's" frozen pie business to Flowers Industries, Inc. under operating lease agreements, which include the exclusive right and option to purchase such assets during the term of the leases.

         PRINCIPAL PRODUCTS. The principal products of the Company are fruit spreads, dessert toppings, peanut butter, industrial fruit products (such as bakery and yogurt fillings), fruit and vegetable juices, juice beverages, syrups, condiments, and gift packages.

         In its U.S. domestic markets, the Company's products are primarily sold through brokers to chain, wholesale, cooperative, and independent grocery accounts and other consumer outlets, and to foodservice distributors and chains including hotels, restaurants, and institutions. Industrial products such as bakery and fruit fillings are typically sold directly to other food manufacturers and marketers for inclusion in their products.

         The Company's distribution outside the United States is principally in Canada, Australia and the Pacific Rim, and Latin America, although products are exported to other countries as well. International sales represent approximately 12% of total consolidated Company sales for fiscal 1998.

         SOURCES AND AVAILABILITY OF RAW MATERIALS. The fruit raw materials used by the Company in the production of its food products are generally purchased from independent growers and suppliers, although the Company, through a joint venture, grows some strawberries for its own use. Because of the seasonal nature and volatility of quantities of most of the crops on which the Company depends, it is necessary to prepare and freeze stocks of fruit, fruit juices, berries, and other food products and to maintain them in cold storage warehouses. Sweeteners, peanuts, and other ingredients are obtained from various other sources.

         TRADEMARKS. The Company's products are marketed under numerous trademarks owned by the Company. Major trademarks include: "Smucker's", "The R.
W. Knudsen Family", "After The Fall", "Simply Nutritious", "Mary Ellen", "Dickinson's", "Lost Acres", "IXL", "Laura Scudder's", "Simply Fruit", "Good Morning", "Double Fruit", "Goober", "Magic Shell", "Sundae Syrup", "Recharge", "Santa Cruz Natural", "Santa Cruz Organic", "Sunberry Farms", "Spritzer", and "Heinke's". In addition, the Company licenses the use of several other trademarks, none of which individually is material to the Company's business.

         Other slogans or designs considered to be important Company trademarks include (without limitation) the slogan, "With a name like 'Smucker's', it has to be good", "Over 100 Years of Family-Made Goodness", the "Smucker's" banner, the Crock Jar shape, the Gingham design, and the strawberry logo.

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

         GOVERNMENT BUSINESS. No material portion of the Company's business is subject to negotiation of profits or termination of contracts at the election of the government.

         COMPETITION. The Company is the U.S. market leader in the fruit spreads, dessert topping, natural peanut butter, and peanut butter combination categories. The Company's business is highly competitive as all its brands compete for retail shelf space with other advertised and branded products as well as unadvertised and private label products. The growth of alternative store formats (i.e. warehouse club and mass merchandise stores) and changes in business practices, resulting from both technological advances and new industry techniques, have added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, advertising, and promotion.

         RESEARCH AND DEVELOPMENT. The Company predominantly utilizes in-house resources to both develop new products and improve existing products in each of its business areas. In relation to consolidated assets and operating expenses, amounts expensed for research and development in each of the areas and in the aggregate were not material in any of the last three years.

         ENVIRONMENTAL MATTERS. Compliance with the provisions of federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

         EMPLOYEES. At April 30, 1998, the Company had approximately 2,000 full-time employees, worldwide.

         SEGMENT AND GEOGRAPHIC INFORMATION. Information concerning international operations for the years 1998, 1997, and 1996 is hereby incorporated by reference from the 1998 Annual Report to Shareholders, on pages 18 and 19 under Note B: "Operating Segments".

ITEM 2.  PROPERTIES

         The table below lists all the Company's manufacturing and fruit processing facilities. All of the Company's properties are maintained and updated on a regular basis, and the Company continues to make investment for expansion and technological improvements. The properties listed below are owned. The Company also leases property in Pottstown, Pennsylvania to a subsidiary of Flowers Industries, Inc. The corporate headquarters are located in Orrville, Ohio.

DOMESTIC MANUFACTURING LOCATIONS                                        PRODUCTS PRODUCED
-------------------------------------------------------------------------------------------------------------

Orrville, Ohio                                         Fruit spreads, toppings, industrial fruit
                                                         products
Salinas, California                                    Fruit spreads, toppings
Memphis, Tennessee                                     Fruit spreads, toppings
Ripon, Wisconsin                                       Fruit spreads, toppings, condiments
New Bethlehem, Pennsylvania                            Peanut butter and "Goober" products
Chico, California                                      Fruit and vegetable juices, beverages
Havre de Grace, Maryland                               Fruit and vegetable juices, beverages


FRUIT PROCESSING LOCATIONS                                               FRUIT PROCESSED
-------------------------------------------------------------------------------------------------------------

Watsonville, California                                Strawberries, oranges, apples, peaches,
                                                         apricots. Also, produces industrial fruit
                                                         products.
Woodburn, Oregon                                       Strawberries, raspberries, blackberries,
                                                         blueberries. Also, produces industrial fruit
                                                         products.
Grandview, Washington                                  Grapes, cherries, strawberries, cranberries
Oxnard, California                                     Strawberries


INTERNATIONAL MANUFACTURING LOCATIONS                                   PRODUCTS PRODUCED
-------------------------------------------------------------------------------------------------------------

Ste-Marie, Quebec, Canada                              Fruit spreads, pie fillings, sweet spreads
Kyabram, Victoria, Australia                           Fruit spreads, toppings, fruit pulps, fruit bars

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding that would be considered material.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The information pertaining to the market for the Company's Common Shares and other related shareholder information is hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders under the caption "Stock Price Data" on page 6.


ITEM 6. SELECTED FINANCIAL DATA

         Five year summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders under the following captions and page numbers: "Five-Year Summary of Selected Financial Data" on page 5 and Note
D: "Divestiture" on pages 19 and 20.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders, on pages 7 through 9.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements of the Company at April 30, 1998, 1997, and 1996, and for each of the three years in the period ended April 30, 1998, with the report of independent auditors and selected unaudited quarterly financial data, are hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders on page 6 and pages 10 through 26.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and nominees for directorship is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 13, 1998, for the 1998 Annual Meeting of Shareholders on August 18, 1998, on pages 2 through 4, under the caption "Election of Directors".

         Information regarding disclosure of late filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 13, 1998, for the 1998 Annual Meeting of Shareholders on August 18, 1998, on pages 12 and 13 under the caption
"Ownership of Common Shares".

EXECUTIVE OFFICERS OF THE COMPANY

         The names, ages as of July 1, 1998, and positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Paul H. Smucker is the father of Timothy P. and Richard K. Smucker and the father-in-law of H. Reid Wagstaff. All of the officers have held various positions with the Company for more than five years.

                                       Years with                                                    Served as an
           Name               Age        Company                        Position                     Officer Since
----------------------------------------------------------------------------------------------------------------------
Paul H. Smucker                81          59       Chairman of the Executive Committee                    1946
Timothy P. Smucker             54          29       Chairman                                               1973
Richard K. Smucker             50          25       President                                              1974
Mark R. Belgya                 37          13       Corporate Controller                                   1997
Vincent C. Byrd                43          21       Vice President and General Manager, Consumer           1988
                                                    Market
K. Edwin Dountz                56          22       Vice President - Sales                                 1982
Fred A. Duncan                 52          20       Vice President and General Manager, Industrial         1984
                                                    Market
Steven J. Ellcessor            46          12       Vice President - Administration, Secretary, and        1986
                                                    General Counsel
Robert E. Ellis                51          20       Vice President - Human Resources                       1996
Richard G. Jirsa               52          23       Vice President - Information Services                  1978
Charles A. Laine               62          33       Vice President and General Manager,                    1984
                                                    International and Beverage Markets
R. Alan McFalls                53          21       Vice President - Corporate Development and             1984
                                                    Planning
John D. Milliken               53          24       Vice President - Logistics                             1981
Robert R. Morrison             63          37       Vice President - Operations                            1967
H. Reid Wagstaff               63          22       Vice President - Government and Environmental          1994
                                                    Affairs
Philip P. Yuschak              59          22       Treasurer                                              1989

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding the compensation of directors and executive officers is incorporated by reference from the Company's definitive Proxy Statement, dated July 13, 1998, for the 1998 Annual Meeting of Shareholders on August 18, 1998, under the following captions and page numbers: "Additional Information Concerning the Board of Directors of the Company" on page 4, and beginning with "Report of the Executive Compensation Committee of the Board of Directors" on page 5 and continuing through "Pension Plan" on page 10.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company's definitive Proxy Statement, dated July 13, 1998, for the 1998 Annual Meeting of Shareholders on August 18, 1998, on pages 12 and 13 under the caption "Ownership of Common Shares."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement dated July 13, 1998, for the 1998 Annual Meeting of Shareholders on August 18, 1998, under the captions "Election of Directors" and "Additional Information Concerning the Board of Directors of the Company" on pages 2 through 4.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1, 2.    Financial Statements and Financial Statement Schedule

             The index to Consolidated Financial Statements and Financial Statement Schedule is included on page F-1 of this Report.

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

      10(a) Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

      10(b) Top Management Supplemental Retirement Benefit Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

      10(c) 1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

      10(d) Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K.

      10(e) Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K.

      13           Excerpts from 1998 Annual Report to Shareholders

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


(b) Reports on Form 8-K filed in the Fourth Quarter of 1998.

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

Date:  July 24, 1998    The J. M. Smucker Company

                        /s/ Steven J. Ellcessor
                        -----------------------
                        By: Steven J. Ellcessor
                            Vice President--Administration, Secretary, and General Counsel

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

----------------------------------------
            Paul H. Smucker                   Chairman of the Executive Committee and Director
                                              (Principal Executive Officer)

----------------------------------------
          Timothy P. Smucker                  Chairman and Director
                                              (Principal Executive Officer)

----------------------------------------
          Richard K. Smucker                  President and Director
                                              (Principal Executive Officer)
                                              (Principal Financial Officer)

----------------------------------------
            Mark R. Belgya                    Corporate Controller
                                              (Principal Accounting Officer)

----------------------------------------
           Kathryn W. Dindo                   Director

----------------------------------------
          Elizabeth Valk Long                 Director
                                                                    /s/ Steven J. Ellcessor
----------------------------------------                            -----------------------
           Russell G. Mawby                   Director              By: Steven J. Ellcessor
                                                                        Attorney-in-Fact
----------------------------------------
        Charles S. Mechem, Jr.                Director
                                                                    Date: July 24, 1998
----------------------------------------
          Robert R. Morrison                  Director

----------------------------------------
         William H. Steinbrink                Director

----------------------------------------
        Benjamin B. Tregoe, Jr.               Director

----------------------------------------
         William Wrigley, Jr.                 Director

                            THE J. M. SMUCKER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      ITEMS 14(a) (1) AND (2), (c) AND (d)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                                                                                        Form                  Annual
                                                                                        10-K                Report To
                                                                                        Report              Shareholder
                                                                                       --------            -------------
Data incorporated by reference from the 1998 Annual Report
  to Shareholders of The J. M. Smucker Company:
  Consolidated Balance Sheets at April 30, 1998 and 1997 . . . . . . . . . . . .                               12-13
  For the years ended April 30, 1998, 1997, and 1996:
    Statements of Consolidated Income  . . . . . . . . . . . . . . . . . . . . .                                11
    Statements of Consolidated Cash Flows  . . . . . . . . . . . . . . . . . . .                                14
    Statements of Consolidated Shareholders' Equity  . . . . . . . . . . . . . .                                15
    Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . .                               16-26

  Consolidated financial statement schedule at April 30, 1998, or for the years ended April 30, 1998, 1997, and 1996:
    II.  Valuation and qualifying accounts . . . . . . . . . . . . . . . . . . .         F-2


      All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

                            THE J. M. SMUCKER COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED APRIL 30, 1998, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)

                                                  Balance at     Charged to      Charged to       Deduc-      Balance at
Classification                                     Beginning      Costs and         Other          tions        End of
                                                    of Year       Expenses        Accounts          (A)          Year
---------------------------------------------------------------------------------------------------------------------------

1998:
  Valuation allowance for
    deferred tax assets                                 $2,094          $ (363)        $   ---       $   ---        $1,731
  Allowance for doubtful accounts                          353             163             ---            88           428
                                                 --------------------------------------------------------------------------
                                                        $2,447          $ (200)        $   ---        $   88        $2,159
                                                 ==========================================================================



1997:
  Valuation allowance for
    deferred tax assets                                 $2,009          $   85         $   ---       $   ---        $2,094
  Allowance for doubtful accounts                          687              93             ---           427           353
                                                 --------------------------------------------------------------------------
                                                        $2,696           $ 178         $   ---         $ 427        $2,447
                                                 ==========================================================================



1996:
  Valuation allowance for
    deferred tax assets                                 $2,660         $  (651)        $   ---       $   ---        $2,009
  Allowance for doubtful accounts                          475             385             ---           173           687
                                                 --------------------------------------------------------------------------
                                                        $3,135          $ (266)        $   ---         $ 173        $2,696
                                                 ==========================================================================

     (A) Uncollectible accounts written off, net of recoveries.