Form 10-Q
period 1998-07-31
SMUCKER J M CO
filed 1998-09-11
CIK 91419

                                                                 Sequential Page
                                                               No. 1 of 12 Pages


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                   Commission File Number       1-5111
                                          -------------------





                            THE J. M. SMUCKER COMPANY

       Ohio                                                   34-0538550
------------------                                      ----------------------
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

The Company had 14,398,723 Class A Common Shares and 14,727,842 Class B Common Shares outstanding on July 31, 1998.

The Exhibit Index is located at Sequential Page No. 12.

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

                                                                  Three Months Ended
                                                                      July 31,
                                                                -----------------------
                                                                   1998          1997
                                                                ---------     ---------

                                                        (Dollars in thousands, except per share
                                                                         data)

Net sales                                                       $ 150,500     $ 147,389
Cost of products sold                                              96,638        95,993
                                                                ---------     ---------
                                                                   53,862        51,396
Selling, distribution, and administrative expenses                 37,342        35,390
                                                                ---------     ---------
                                                                   16,520        16,006
Other income (expense)
    Interest income                                                   625           698
    Interest expense                                                   (4)           (5)
    Other - net                                                       295           126
                                                                ---------     ---------
Income before income taxes                                         17,436        16,825
Income taxes                                                        7,020         6,852
                                                                ---------     ---------
Net Income                                                      $  10,416     $   9,973
                                                                =========     =========

Net income per Common Share                                     $     .36     $     .34
                                                                =========     =========
Net income per Common Share - assuming dilution                 $     .36     $     .34
                                                                =========     =========


Dividends declared on Class A and Class B Common Shares         $     .14     $     .13
                                                                =========     =========




See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 3
                            THE J. M. SMUCKER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 July 31, 1998       April 30,1998
                                                   (Unaudited)        (Audited)
                                                   ---------          ---------
                                                       (Dollars in Thousands)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                      $   7,052          $  36,484
    Trade receivables, less allowances                46,276             48,732
    Inventories:
        Finished products                             43,176             41,264
        Raw materials, containers, and supplies       94,466             62,201
                                                   ---------          ---------
                                                     137,642            103,465
    Other current assets                              12,632             12,825
                                                   ---------          ---------
        Total Current Assets                         203,602            201,506


PROPERTY, PLANT, AND EQUIPMENT
    Land and land improvements                        15,259             15,058
    Buildings and fixtures                            78,608             78,658
    Machinery and equipment                          179,116            177,372
    Construction in progress                          24,970             13,147
                                                   ---------          ---------
                                                     297,953            284,235
    Less allowances for depreciation                (144,539)          (140,521)
                                                   ---------          ---------
        Total Property, Plant and Equipment          153,414            143,714

OTHER NONCURRENT ASSETS
    Intangible assets                                 44,584             42,410
    Other assets                                      19,970             20,343
                                                   ---------          ---------
        Total Other Noncurrent Assets                 64,554             62,753
                                                   ---------          ---------
                                                   $ 421,570          $ 407,973
                                                   =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                               $  46,379          $  41,410
    Other current liabilities                         48,222             43,490
                                                   ---------          ---------
        Total Current Liabilities                     94,601             84,900

NONCURRENT LIABILITIES
    Other noncurrent liabilities                      21,024             20,896

SHAREHOLDERS' EQUITY
    Class A Common Shares                              3,600              3,597
    Class B Common Shares (Non-Voting)                 3,682              3,689
    Additional capital                                14,692             14,608
    Retained income                                  304,036            298,316
    Less:
      Deferred compensation                           (2,147)            (2,255)
      Amount due from ESOP                            (9,787)            (9,787)
      Accumulated other comprehensive loss            (8,131)            (5,991)
                                                   ---------          ---------
        Total Shareholders' Equity                   305,945            302,177
                                                   ---------          ---------
                                                   $ 421,570          $ 407,973
                                                   =========          =========

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 4

                            THE J. M. SMUCKER COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                             July 31,
                                                                                    -------------------------
                                                                                       1998           1997
                                                                                    ----------     ----------
                                                                                        (Dollars in Thousands)

OPERATING ACTIVITIES
    Net income                                                                      $   10,416     $    9,973
    Adjustments                                                                        (19,518)        (2,295)
                                                                                    ----------     ----------
Net cash (used for) provided by operating activities                                    (9,102)         7,678

INVESTING ACTIVITIES
    Businesses acquired - net of cash                                                   (9,901)           ---
    Additions to property, plant, and equipment                                         (9,173)       (10,076)
    Proceeds from the sale of property, plant, and
        equipment                                                                           46            136
    Other - net                                                                            313            291
                                                                                    ----------     ----------
Net cash used for investing activities                                                 (18,715)        (9,649)

FINANCING ACTIVITIES
    Proceeds from short-term debt - net                                                  3,473             96
    Purchase of common shares                                                              ---         (3,224)
    Dividends paid                                                                      (4,064)        (3,798)
    Other - net                                                                           (447)            41
                                                                                    ----------     ----------
Net cash used for financing activities                                                  (1,038)        (6,885)

Cash flows used in operations                                                          (28,855)        (8,856)
Effect of exchange rate changes                                                           (577)          (281)
                                                                                    ----------     ----------

Net decrease in cash and cash equivalents                                              (29,432)        (9,137)
Cash and cash equivalents at beginning of period                                        36,484         24,091
                                                                                    ----------     ----------
Cash and cash equivalents at end of period                                          $    7,052     $   14,954
                                                                                    ==========     ==========


( )   Denotes use of cash

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 5

                            THE J. M. SMUCKER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1998, are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.


Note B - Common Shares
         -------------

         At July 31, 1998, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At July 31, 1998, there were 14,398,723 and 14,727,842 outstanding shares of Class A Common and Class B Common, respectively, while 14,387,402 Class A and 14,754,734 Class B Common Shares were outstanding at April 30, 1998. Outstanding shares of each class are shown net of 1,813,565 Class A and 1,484,446 Class B treasury shares at July 31, 1998, and 1,824,886 Class A and 1,457,554 Class B treasury shares at April 30, 1998.

                                                                 Sequential Page
                                                                           No. 6

Note C - Income Per Share
         ----------------

         The following table sets forth the computation of earnings per Common Share and earnings per Common Share - assuming dilution:

                                                               Three Months Ended
                                                                    July 31,
                                                          ----------------------------
         (Dollars in thousands, except per share data)        1998            1997
                                                          ------------    ------------

         Numerator:
         ----------
         Net income                                       $     10,416    $      9,973
                                                          ============    ============



         Denominator:
         ------------
         Denominator for earnings per Common
               Share -  weighted-average shares             29,026,846      29,074,445

         Effect of dilutive securities:
               Stock options                                   239,599         115,238
               Restricted stock                                 65,992           5,575

                                                          ------------    ------------
         Denominator for earnings per Common
                Share - assuming dilution                   29,332,437      29,195,258
                                                          ============    ============

         Net income per Common Share                      $        .36    $        .34
                                                          ============    ============

         Net income per Common Share - assuming
                dilution                                  $        .36    $        .34
                                                          ============    ============


Note D - Comprehensive Income
         --------------------

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), as of May 1, 1998, which established standards for reporting and displaying comprehensive income and its components in the financial statements. The adoption of SFAS 130, which had no impact on the Company's net income or shareholders' equity, requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

         During the quarter ended July 31, 1998 and 1997, total comprehensive income was $8,276,000 and $9,106,000, respectively.

                                                                 Sequential Page
                                                                           No. 7

Note E - Recently Issued Accounting Standards
         ------------------------------------

         The Financial Accounting Standards Board has issued final statements that change the method of determining and reporting business segments and change the disclosure requirements for pensions and other postretirement benefits.

         The Company is currently evaluating the effects of these new standards and will adopt the disclosure requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, and SFAS 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, in the fourth quarter of fiscal 1999, as required.


--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month periods ended July 31, 1998 and 1997, respectively.

Results of Operations
---------------------

         Sales for the first quarter ended July 31, 1998, were up approximately 2 percent, to $150,500,000 from $147,389,000 in the prior year first quarter. Sales increased in the consumer, industrial, foodservice, and beverages business areas, with the majority of the increase occurring in consumer and industrial.

         Growth in the consumer area was the result of an increase in grocery market sales of the "Sunberry Farms", "Simply Fruit" and "Light" fruit spread products, and to the launch of "Smucker's Snackers", the Company's new shelf-stable peanut butter and jelly offering for lunches and snacks. In the industrial area, the sales growth came in the bakery, yogurt filling, and frozen dairy categories from a combination of both new and existing products.

         In the international area, sales continued to be adversely impacted by the strength of the American dollar versus the Australian and Canadian currencies. As a result, the international area reported sales for the quarter that were slightly behind those of the prior year, despite strong gains for the Australian business when measured in its domestic currency. Assuming a constant exchange rate (as compared to the first quarter of last year), consolidated sales for the quarter would have increased an additional 1%.

         Earnings for the first quarter ended July 31, 1998, were $10,416,000, up 4 percent over earnings of $9,973,000 for the same period last year. On a diluted basis, earnings per share were $.36 compared to $.34 per share last year.

                                                                 Sequential Page
                                                                           No. 8


         The increase in earnings resulted primarily from a combination of sales growth and a decrease in administrative expenses, offset by an increase in marketing expenditures. The increase in marketing represented investment spending for several new product initiatives, including "Smucker's Snackers", along with additional support for the fruit spreads business. Marketing support is expected to continue at a higher level through the remainder of the fiscal year.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

         The financial position of the Company remains strong despite the reduction in cash and cash equivalents of $29,432,000 during the first quarter. Historically, the first quarter results in a net cash outflow due to expenditures required for the seasonal procurement of fruit inventories. More cash was used in the first quarter for fruit procurement this year than in the prior year, and that was due primarily to certain fruits being purchased in higher quantities this year. In addition to fruit purchases, other significant uses of cash during the quarter were capital expenditures, including capitalized software and consulting costs, acquisitions costs, and the payment of dividends.

         During the second quarter, the Company will continue to borrow against its lines of credit in order to finance remaining seasonal fruit purchases and other working capital requirements. Assuming that there are no additional acquisitions or other investments requiring significant cash outlays and that the results of operations are as anticipated, the Company expects (i) cash provided from operations and borrowing to be sufficient to meet cash requirements and (ii) all short-term borrowing to be repaid by April 30, 1999.

Impact of Year 2000
-------------------

         The Company is in the process of replacing its primary computer systems as part of its information technology reengineering (ITR) project, which is intended to increase efficiency in operations through both the addition of an enterprise-wide information system and the reengineering of business processes. In connection with the ITR project, the Company has completed an assessment of its Year 2000 requirements. The new systems being installed are fully Year 2000 compliant and will replace 80% of the Company's non-compliant systems. The total ITR project cost is estimated at approximately $34,000,000, which includes $21,000,000 for the purchase of software and other capital costs and $13,000,000 that will be expensed as incurred. To date, the Company has spent approximately $18,000,000 towards the project of which $10,000,000 has been capitalized at July 31, 1998. Capitalized costs will be expensed over a period ranging from three to seven years in accordance with the Company's accounting policy.

                                                                 Sequential Page
                                                                           No. 9

         A substantial portion of the ITR project is expected to be completed prior to any anticipated impact of the Year 2000 problem on the Company's operating systems. Implementation of components of the ITR project have been prioritized to ensure replacement of those systems most affected by the Year 2000 problem. With regard to the systems that either are not being replaced by the ITR project or will not be replaced in time to meet the change in millenium, the Company has identified the software that will be affected by the Year 2000 problem and has plans in place to make corrections. The Company has engaged outside consultants to assist with these corrections and estimates that $2,000,000, in addition to the ITR costs, will be expensed specifically related to software modifications to existing systems. The Company believes that with conversion to the new software and with the scheduled modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems.

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

Recently Issued Accounting Standards
------------------------------------

         The Financial Accounting Standards Board has issued final statements that change the method of determining and reporting business segments and change the disclosure requirements for pensions and other postretirement benefits.

         The Company is currently evaluating the effects of these new standards and will adopt the disclosure requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, and SFAS 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, in the fourth quarter of fiscal 1999, as required.

Certain Forward-Looking Statements
----------------------------------

         This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results may differ depending on a number of factors including: the success of the Company's marketing programs during the year; competitive activity; the mix of products sold; and level of marketing expenditures needed to generate sales; an increase in fruit costs or costs of other significant ingredients, including sweeteners; the ability of the Company to maintain and/or improve sales and earnings performance of its non-retail business areas; foreign currency exchange rate fluctuations; and the successful implementation of the Company's information technology reengineering project and Year 2000 modifications.

                                                                 Sequential Page
                                                                          No. 10

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits
               --------

               See the Index of Exhibits that appears on Sequential Page No. 12 of this report.

          (b)  Reports on Form 8-K
               -------------------

               No Reports on Form 8-K were required to be filed during the quarter for which this report is filed.

                                                                 Sequential Page
                                                                          No. 11

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



September 11, 1998                    THE J. M. SMUCKER COMPANY



                                      /s/  Steven J. Ellcessor
                                      ------------------------
                                      BY STEVEN J. ELLCESSOR
                                      Vice President-Administration, Secretary,
                                        and General Counsel


                                      /s/   Richard K. Smucker
                                      ------------------------
                                      AND RICHARD K. SMUCKER
                                      President

                                                                 Sequential Page
                                                                          No. 12



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