Form 10-Q
period 1998-10-31
SMUCKER J M CO
filed 1998-12-11
CIK 91419

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

                 For the quarterly period ended October 31, 1998

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

The Company had 14,412,332 Class A Common Shares and 14,708,279 Class B Common Shares outstanding on October 31, 1998.

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

Item 1.  Financial Statements
         --------------------

                                                        Three Months Ended               Six Months Ended
                                                           October 31,                     October 31,
                                                  -----------------------------     -----------------------------
                                                       1998             1997             1998             1997
                                                  ------------     ------------     ------------     ------------
                                                             (Dollars in thousands, except per share data)


Net sales                                         $    154,894     $    145,187     $    305,394     $    292,576
Cost of products sold                                  103,204           95,974          199,842          191,967
                                                  ------------     ------------     ------------     ------------
                                                        51,690           49,213          105,552          100,609
Selling, distribution, and
   administrative expenses                              37,378           35,346           74,720           70,736
                                                  ------------     ------------     ------------     ------------
                                                        14,312           13,867           30,832           29,873
Other income (expense)
    Interest income                                        438              482            1,063            1,180
    Interest expense                                      (256)             (85)            (260)             (90)
    Other - net                                            191              174              486              300
                                                  ------------     ------------     ------------     ------------
Income before income taxes                              14,685           14,438           32,121           31,263
Income taxes                                             5,622            5,836           12,642           12,688
                                                  ------------     ------------     ------------     ------------
Net Income                                        $      9,063     $      8,602     $     19,479     $     18,575
                                                  ============     ============     ============     ============

Net income per Common Share                       $        .31     $        .30     $        .67     $        .64
                                                  ============     ============     ============     ============
Net income per Common Share - assuming
dilution                                          $        .31     $        .29     $        .67     $        .63
                                                  ============     ============     ============     ============

Dividends declared on Class A and Class B
Common Shares                                     $        .14     $        .13     $        .28     $        .26
                                                  ============     ============     ============     ============



See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 3


                            THE J. M. SMUCKER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  October 31, 1998    April 30,1998
                                                    (Unaudited)         (Audited)
                                                    -----------         ---------

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                      $        5,129     $       36,484
    Trade receivables, less allowances                     53,606             48,732
    Inventories:
        Finished products                                  45,056             41,264
        Raw materials, containers, and supplies            93,426             62,201
                                                   --------------     --------------
                                                          138,482            103,465
    Other current assets                                   13,388             12,825
                                                   --------------     --------------
        Total Current Assets                              210,605            201,506

PROPERTY, PLANT, AND EQUIPMENT
    Land and land improvements                             15,318             15,058
    Buildings and fixtures                                 79,089             78,658
    Machinery and equipment                               184,472            177,372
    Construction in progress                               31,088             13,147
                                                   --------------     --------------
                                                          309,967            284,235
    Less allowances for depreciation                     (149,109)          (140,521)
                                                   --------------     --------------
        Total Property, Plant and Equipment               160,858            143,714

OTHER NONCURRENT ASSETS
    Intangible assets                                      43,836             42,410
    Other assets                                           19,084             20,343
                                                   --------------     --------------
        Total Other Noncurrent Assets                      62,920             62,753
                                                   --------------     --------------
                                                   $      434,383     $      407,973
                                                   ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                               $       38,006     $       41,410
    Other current liabilities                              64,485             43,490
                                                   --------------     --------------
        Total Current Liabilities                         102,491             84,900

NONCURRENT LIABILITIES                                     21,052             20,896

SHAREHOLDERS' EQUITY
    Class A Common Shares                                   3,603              3,597
    Class B Common Shares (Non-Voting)                      3,677              3,689
    Additional capital                                     14,817             14,608
    Retained income                                       308,257            298,316
    Less:
      Deferred compensation                                (2,095)            (2,255)
      Amount due from ESOP                                 (9,526)            (9,787)
      Accumulated other comprehensive loss                 (7,893)            (5,991)
                                                   --------------     --------------
        Total Shareholders' Equity                        310,840            302,177
                                                   --------------     --------------
                                                   $      434,383     $      407,973
                                                   ==============     ==============

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 4

                            THE J. M. SMUCKER COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Six Months Ended
                                                                              October 31,
                                                                 ---------------------------------
                                                                      1998               1997
                                                                      ----               ----
                                                                          (Dollars in Thousands)

OPERATING ACTIVITIES
    Net income                                                   $       19,479     $       18,575
    Adjustments                                                         (36,087)            (9,870)
                                                                 --------------     --------------
Net cash (used for) provided by operating activities                    (16,608)             8,705

INVESTING ACTIVITIES
    Businesses acquired - net of cash                                   (10,077)               ---
    Additions to property, plant, and equipment                         (21,219)           (17,359)
    Proceeds from the sale of property, plant, and
       equipment                                                            210                244
    Other - net                                                             632                587
                                                                 --------------     --------------
Net cash used for investing activities                                  (30,454)           (16,528)

FINANCING ACTIVITIES
    Proceeds from short-term debt - net                                  25,457              7,259
    Purchase of common shares                                              (811)            (3,308)
    Dividends paid                                                       (8,123)            (7,563)
    Other - net                                                              16                 60
                                                                 --------------     --------------
Net cash provided by (used for) financing activities                     16,539             (3,552)

Cash flows used in operations                                           (30,523)           (11,375)
Effect of exchange rate changes                                            (832)              (894)
                                                                 --------------     --------------

Net decrease in cash and cash equivalents                               (31,355)           (12,269)
Cash and cash equivalents at beginning of period                         36,484             24,091
                                                                 --------------     --------------
Cash and cash equivalents at end of period                       $        5,129     $       11,822
                                                                 ==============     ==============


( ) Denotes use of cash

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 5

                            THE J. M. SMUCKER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1998, are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.


Note B - Common Shares
         -------------

         At October 31, 1998, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At October 31, 1998, there were 14,412,332 and 14,708,279 outstanding shares of Class A Common and Class B Common, respectively, while 14,387,402 Class A and 14,754,734 Class B Common Shares were outstanding at April 30, 1998. Outstanding shares of each class are shown net of 1,799,956 Class A and 1,504,009 Class B treasury shares at October 31, 1998, and 1,824,886 Class A and 1,457,554 Class B treasury shares at April 30, 1998.


Note C - Credit Facilities
         -----------------

         The Company has available uncommitted lines of credit providing up to $50,000,000 for short-term borrowings, of which $25,457,000 was outstanding at October 31, 1998. The interest rate to be charged on any outstanding balance is based on prevailing market rates.

                                                                 Sequential Page
                                                                           No. 6

Note D - Income Per Share
         ----------------

         The following table sets forth the computation of earnings per Common Share and earnings per Common Share assuming dilution:


                                                   Three Months Ended                  Six Months Ended
                                                       October 31,                         October 31,
                                            --------------------------------    --------------------------------
                                                 1998              1997              1998              1997
                                            --------------    --------------    --------------    --------------
                                                         (Dollars in thousands, except per share data)
  Numerator:
  ---------
  Net income                                $        9,063    $        8,602    $       19,479    $       18,575
                                            ==============    ==============    ==============    ==============

  Denominator:
  ------------
  Denominator for earnings per Common
        Share -  weighted-average shares        29,043,137        29,009,200        29,034,992        29,041,879

  Effect of dilutive securities:
        Stock options                              163,529           297,651           201,564           206,445
        Restricted stock                            25,281            72,168            45,637            18,539

                                            ==============    ==============    ==============    ==============
  Denominator for earnings per Common
         Share - assuming dilution              29,231,947        29,379,019        29,282,193        29,266,863
                                            ==============    ==============    ==============    ==============

  Net income per Common Share               $          .31    $          .30    $          .67    $          .64
                                            ==============    ==============    ==============    ==============

  Net income per Common Share - assuming
         dilution                           $          .31    $          .29    $          .67    $          .63
                                            ==============    ==============    ==============    ==============


Note E - Comprehensive Income
         --------------------

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

         During the three-month periods ended October 31, 1998 and 1997, total comprehensive income was $9,301,000 and $6,656,000, respectively. Total comprehensive income for the six-month periods ended October 31, 1998 and 1997 was $17,577,000 and $15,762,000, respectively.

Note F - Recently Issued Accounting Standards
         ------------------------------------

         The Financial Accounting Standards Board has issued final statements that change the method of determining and reporting business segments, change the disclosure requirements for pensions and other postretirement benefits, and change the accounting for derivative instruments.

                                                                 Sequential Page
                                                                           No. 7


         The Company is currently evaluating the effects of these new standards and will adopt the disclosure requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, and SFAS 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, in the fourth quarter of fiscal 1999, as required. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, is required to be adopted in the first quarter of fiscal 2001.


--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and six-month periods ended October 31, 1998 and 1997, respectively.

Results of Operations
---------------------

         Sales for the second quarter ended October 31, 1998, were up approximately 7%, to $154,894,000 from $145,187,000 in the same period last year. Sales increased in all of the business areas, with the majority of the increase occurring in the consumer, industrial, beverage, and international areas.

         In the consumer area, the majority of the increase was the result of
(i) a favorable mix of products sold within the fruit spreads category and (ii) the launch of "Smucker's Snackers", the Company's new shelf-stable peanut butter and jelly offering for lunches and snacks. Natural peanut butter sales were also up over the prior year. In the industrial area, the growth came primarily from sales of ingredients for new products of bakery and dairy customers. In beverages, growth in "R. W. Knudsen Family" brand products and the addition of sales from the recently acquired "Mrs. Wiggles Rocket Juice" beverage line accounted for the majority of that area's increase.

         In international, the Company realized sales growth, due in part to the effect of acquisitions made in the last year, despite the fact that reported sales continued to be adversely impacted by the strength of the American dollar versus the Australian and Canadian currencies. Had the exchange rates held constant with last year, consolidated sales for both the quarter and year-to-date would have been approximately 2% higher.

         Sales for the first six months of the fiscal year were $305,394,000 compared to $292,576,000 last year, an increase of over 4%. The consumer and industrial areas accounted for nearly 70% of the growth.

         The increase in earnings for both the three-month and six-month periods resulted primarily from the growth in sales, offset by increases in distribution and certain operations support costs. Margins also were impacted by investment spending to support marketing and merchandising initiatives (including the introduction of "Smucker's Snackers") and the Company's information technology project. Marketing expenses, although up for the six-month period over the same period last year, increased at a lesser rate than sales during the second quarter.

                                                                 Sequential Page
                                                                           No. 8

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

         The financial position of the Company remains strong despite the reduction in cash and cash equivalents of $31,355,000 during the first half of the year. Historically, the first half of the year results in a net cash outflow due to expenditures required for the seasonal procurement of fruit inventories. More cash was used in the first six months for fruit procurement this year than in the prior year, and that was due primarily to certain fruits (primarily strawberries) being purchased in higher quantities and at increased costs this year. In addition to fruit purchases, other significant uses of cash during the first half of the year were capital expenditures, including capitalized software and consulting costs, acquisitions costs, and the payment of dividends.

         During the second quarter, the Company borrowed against existing lines of credit in order to finance seasonal fruit purchases and other working capital requirements. At October 31, 1998, the Company had $25,457,000 outstanding in short-term debt. Based on projected investment spending through the remainder of the fiscal year and assuming that the results of operations are as anticipated, the Company expects (i) cash provided from operations and borrowing to be sufficient to meet cash requirements and (ii) to have borrowings outstanding at the end of the year.

         Subsequent to the end of the second quarter, the Company reached an agreement in principle to acquire Nalley's Fine Foods' "Adams" brand peanut butter business from Agrilink Foods. The acquisition, which is expected to be completed in January, will not have a material impact on the future financial results of the Company.

Impact of Year 2000
-------------------

         As part of the information technology reengineering (ITR) project previously reported, the Company has completed an assessment of the Year 2000 problem as it may affect its information technology (IT) systems. The new IT systems being installed are fully Year 2000 compliant and will replace 80% of the Company's non-compliant IT systems. The total ITR project cost, which includes an enterprise-wide information system and business process reengineering, is estimated at approximately $34,000,000, excluding internal staff costs. To date, the Company has incurred approximately 62% of these costs.

         A substantial portion of the ITR project is expected to be completed prior to any anticipated impact of the Year 2000 problem on the Company's IT systems. Implementation of components of the ITR project has been prioritized to ensure replacement of the IT systems most affected by the Year 2000 problem. Implementation progress has proceeded as planned. The Company has all critical components implemented in test locations and anticipates full implementation by July 1999. With regard to the IT systems that either are not being replaced by the ITR project or will not be replaced in time to meet the change in millenium, the Company has plans in place to make corrections to the affected software. The Company has engaged outside consultants to assist with these corrections, which it estimates will cost approximately $2,000,000 in additional expense. The Company expects to complete planned corrections by July 1999. The Company believes that with conversion to the new software and with the scheduled modifications to existing software, the Year 2000 issue will not pose significant operational problems for its IT systems.

                                                                 Sequential Page
                                                                           No. 9

         The Company also has developed a plan to identify and replace all non-compliant non-IT systems. The cost to replace non-IT systems has not yet been determined, but is not expected to be material. In addition, the Company is in the process of contacting all critical vendors to obtain status on their Year 2000 issues. The Company also has plans to contact all major customers in the coming months.

         The possible consequences of the Company, its vendors, or its customers not being fully Year 2000 compliant include temporary plant closings, delays in delivery of finished goods or receipt of raw materials, invoice and collection errors, and possible inventory and supply obsolescence. Should these events occur, the impact on the Company's results of operations, financial condition, and cash flow could be material. The Company believes that its approach to the Year 2000 issue should reduce the likelihood of any such disruptions and should help to minimize the adverse effects if they do occur. Once developed, contingency plans and related cost estimates will be continually updated as additional information becomes available.

         The costs of the ITR project, the date on which the Company believes it will complete the Year 2000 modifications, and the statements with regard to the potential effect of the Year 2000 issue on the Company's operations and financial condition are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Recently Issued Accounting Standards
------------------------------------

         The Financial Accounting Standards Board has issued final statements that change the method of determining and reporting business segments, change the disclosure requirements for pensions and other postretirement benefits, and change the accounting for derivative instruments.

         The Company is currently evaluating the effects of these new standards and will adopt the disclosure requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, and SFAS 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, in the fourth quarter of fiscal 1999, as required. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, is required to be adopted in the first quarter of fiscal 2001.

Certain Forward-Looking Statements
----------------------------------

         This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results may differ depending on a number of factors including: the success of the Company's marketing programs during the year; competitive activity; the mix of products sold; and level of marketing expenditures needed to generate sales; an increase in fruit costs or costs of other significant ingredients, including sweeteners; the ability of the Company to maintain and/or improve sales and earnings performance of its non-retail business areas; foreign currency exchange rate fluctuations; level of capital resources required for and success of future acquisitions; and the successful implementation of the Company's information technology reengineering project and Year 2000 modifications.

                                                                 Sequential Page
                                                                          No. 10

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of shareholders of the Company was held on August 18, 1998. At the meeting, the names of Kathryn W. Dindo, Russell G. Mawby, Richard K. Smucker, and William H. Steinbrink were placed in nomination for the Board of Directors to serve three-year terms ending in 2001. All four nominees were elected with the results as follows:

                                          Votes For        Votes Withheld
                                        -------------      --------------

              Kathryn W. Dindo            61,328,801          418,918
              Russell G. Mawby            61,315,306          432,413
              Richard K. Smucker          61,328,541          419,178
              William H. Steinbrink       61,318,463          429,256

The shareholders also voted on the ratification of the 1998 Equity and Performance Incentive Plan and the appointment of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year. The measures were approved as follows:

                                      Votes For         Votes Against        Abstentions            Non-Votes
                                  -----------------    ----------------    --------------         -------------

              1998 Equity and
              Performance
              Incentive Plan          59,569,762          1,737,493            440,461                  3

              Appointment of
              Auditors                61,459,931            141,255            146,533                  0



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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



December 11, 1998                THE J. M. SMUCKER COMPANY



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


                                 /s/   Richard K. Smucker
                                 ------------------------
                                 AND RICHARD K. SMUCKER
                                 President

                                                                 Sequential Page
                                                                          No. 12



                                INDEX OF EXHIBITS

                     That are filed with the Commission and
                           The New York Stock Exchange



      Assigned                                                                                            Sequential
   Exhibit No. *                                         Description                                       Page No.
-----------------------------------------------------------------------------------------------------------------------


         10                  1998 Equity and Performance Incentive Plan

         27                  Financial data schedules pursuant to Article 5 in Regulation S-X.



*     Exhibits 2, 3, 4, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.