Form 10-Q
period 1999-01-31
SMUCKER J M CO
filed 1999-03-12
CIK 91419

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

                 For the quarterly period ended January 31, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                   Commission File Number       1-5111
                                          --------------------




                            THE J. M. SMUCKER COMPANY

        Ohio                                                   34-0538550
 ------------------                                       --------------------
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

The Company had 14,427,289 Class A Common Shares and 14,722,576 Class B Common Shares outstanding on February 28, 1999.

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

Item 1.  Financial Statements
         --------------------

                                                    Three Months Ended         Nine Months Ended
                                                         January 31,               January 31,
                                                   ----------------------    ----------------------
                                                      1999         1998         1999         1998
                                                   ---------    ---------    ---------    ---------
                                                     (Dollars in thousands, except per share data)

Net sales                                          $ 140,772    $ 130,658    $ 446,166    $ 423,234
Cost of products sold                                 91,717       83,426      291,559      275,393
                                                   ---------    ---------    ---------    ---------
                                                      49,055       47,232      154,607      147,841
Selling, distribution, and
   administrative expenses                            35,465       35,005      110,185      105,741
                                                   ---------    ---------    ---------    ---------
                                                      13,590       12,227       44,422       42,100
Other income (expense)
    Interest income                                      370          552        1,433        1,732
    Interest expense                                    (252)         (30)        (512)        (120)
    Other - net                                           97          412          583          712
                                                   ---------    ---------    ---------    ---------
Income before income taxes and cumulative
  effect of change in accounting method               13,805       13,161       45,926       44,424
Income taxes                                           5,560        5,128       18,202       17,816
                                                   ---------    ---------    ---------    ---------
Income before cumulative effect of
  change in accounting method                          8,245        8,033       27,724       26,608
Cumulative effect of change in accounting
  method, net of tax benefit of $1,980                   ---       (2,958)         ---       (2,958)
                                                   ---------    ---------    ---------    ---------
Net Income                                         $   8,245    $   5,075    $  27,724    $  23,650
                                                   =========    =========    =========    =========

Net income per Common Share
  Income before cumulative effect of change        $     .28    $     .27    $     .95    $     .91
    in accounting method
  Cumulative effect of change in accounting
    method                                               ---         (.10)         ---         (.10)
                                                   ---------    ---------    ---------    ---------
  Net Income per Common Share                      $     .28    $     .17    $     .95    $     .81

                                                   =========    =========    =========    =========

Net income per Common Share - assuming
  dilution
  Income before cumulative effect of change
    in accounting method                           $     .28    $     .27    $     .95          .91
  Cumulative effect of change in accounting
    method                                               ---         (.10)         ---         (.10)
                                                   ---------    ---------    ---------    ---------
  Net Income per Common Share - assuming
    dilution                                       $     .28    $     .17    $     .95    $     .81
                                                   =========    =========    =========    =========

Dividends declared on Class A and Class B Common
Shares                                             $     .14    $     .13    $     .42    $     .39
                                                   =========    =========    =========    =========



       See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 3

                            THE J. M. SMUCKER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 January 31, 1999  April 30,1998
                                                    (Unaudited)     (Audited)
                                                    -----------     ---------

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                      $   5,824          $  36,484
    Trade receivables, less allowances                49,841             48,732
    Inventories:
        Finished products                             47,551             41,264
        Raw materials, containers, and supplies       78,367             62,201
                                                   ---------          ---------
                                                     125,918            103,465
    Other current assets                              12,127             12,825
                                                   ---------          ---------
        Total Current Assets                         193,710            201,506

PROPERTY, PLANT, AND EQUIPMENT
    Land and land improvements                        15,594             15,058
    Buildings and fixtures                            81,554             78,658
    Machinery and equipment                          188,417            177,372
    Construction in progress                          31,473             13,147
                                                   ---------          ---------
                                                     317,038            284,235
    Less allowances for depreciation                (152,925)          (140,521)
                                                   ---------          ---------
        Total Property, Plant and Equipment          164,113            143,714

OTHER NONCURRENT ASSETS
    Intangible assets                                 58,469             42,410
    Other assets                                      17,816             20,343
                                                   ---------          ---------
        Total Other Noncurrent Assets                 76,285             62,753
                                                   ---------          ---------
                                                   $ 434,108          $ 407,973
                                                   =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                               $  33,419          $  41,410
    Other current liabilities                         64,087             43,490
                                                   ---------          ---------
        Total Current Liabilities                     97,506             84,900

NONCURRENT LIABILITIES                                21,186             20,896

SHAREHOLDERS' EQUITY
    Class A Common Shares                              3,607              3,597
    Class B Common Shares (Non-Voting)                 3,681              3,689
    Additional capital                                15,970             14,608
    Retained income                                  312,438            298,316
    Less:
      Deferred compensation                           (2,052)            (2,255)
      Amount due from ESOP                            (9,527)            (9,787)
      Accumulated other comprehensive loss            (8,701)            (5,991)
                                                   ---------          ---------
        Total Shareholders' Equity                   315,416            302,177
                                                   ---------          ---------
                                                   $ 434,108          $ 407,973
                                                   =========          =========

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 4

                            THE J. M. SMUCKER COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Nine Months Ended
                                                               January 31,
                                                         ----------------------
                                                           1999          1998
                                                           ----          ----
                                                         (Dollars in Thousands)

OPERATING ACTIVITIES
    Net income                                           $ 27,724      $ 23,650
    Cumulative effect of change in accounting method          ---         2,958
    Adjustments                                           (18,208)        9,311
                                                         --------      --------
Net cash provided by operating activities                   9,516        35,919

INVESTING ACTIVITIES
    Businesses acquired - net of cash                     (27,117)          ---
    Additions to property, plant, and equipment           (28,156)      (21,681)
    Proceeds from the sale of property, plant, and
       equipment                                              248           341
    Other - net                                             1,288           889
                                                         --------      --------
Net cash used for investing activities                    (53,737)      (20,451)

FINANCING ACTIVITIES
    Proceeds from short-term debt - net                    26,712           ---
    Purchase of common shares                                (811)       (3,220)
    Dividends paid                                        (12,183)      (11,333)
    Other - net                                               567           708
                                                         --------      --------
Net cash provided by (used for) financing activities       14,285       (13,845)

Cash flows (used in) provided by operations               (29,936)        1,623
Effect of exchange rate changes                              (724)         (878)
                                                         --------      --------

Net (decrease) increase in cash and cash equivalents      (30,660)          745
Cash and cash equivalents at beginning of period           36,484        24,091
                                                         --------      --------
Cash and cash equivalents at end of period               $  5,824      $ 24,836
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

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 5

                            THE J. M. SMUCKER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 1999, are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.


Note B - Common Shares
         -------------

         At January 31, 1999, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At January 31, 1999, there were 14,427,289 and 14,722,779 outstanding shares of Class A Common and Class B Common, respectively, while 14,387,402 Class A and 14,754,734 Class B Common Shares were outstanding at April 30, 1998. Outstanding shares of each class are shown net of 1,784,999 Class A and 1,489,509 Class B treasury shares at January 31, 1999, and 1,824,886 Class A and 1,457,554 Class B treasury shares at April 30, 1998.


Note C - Credit Facilities
         -----------------

         The Company has available uncommitted lines of credit providing up to $50,000,000 for short-term borrowings, of which $26,712,000 was outstanding at January 31, 1999. The interest rate to be charged on any outstanding balance is based on prevailing market rates.

                                                                 Sequential Page
                                                                           No. 6

Note D - Income Per Share
         ----------------

         The following table sets forth the computation of earnings per Common Share and earnings per Common Share - assuming dilution:

                                               Three Months Ended              Nine Months Ended
                                                   January 31,                     January 31,
                                           ---------------------------     ---------------------------
                                               1999            1998            1999           1998
                                           -----------     -----------     -----------     -----------
                                                   (Dollars in thousands, except per share data)
Numerator:
Net income                                 $     8,245     $     5,075     $    27,724     $    23,650
                                           ===========     ===========     ===========     ===========

Denominator:
Denominator for earnings per Common
      Share -  weighted-average shares      29,071,579      29,034,886      29,047,187      29,039,548

Effect of dilutive securities:
      Stock options                            193,110         271,000         198,746         228,000
      Restricted stock                          29,379          76,205          40,218          51,316
                                           -----------     -----------     -----------     -----------

Denominator for earnings per Common
       Share - assuming dilution            29,294,068      29,382,091      29,286,151      29,318,864
                                           ===========     ===========     ===========     ===========

Net income per Common Share                $       .28     $       .17     $       .95     $       .81
                                           ===========     ===========     ===========     ===========

Net income per Common Share - assuming
       dilution                            $       .28     $       .17     $       .95     $       .81
                                           ===========     ===========     ===========     ===========


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

         During the three-month periods ended January 31, 1999 and 1998, total comprehensive income was $7,437,000 and $4,432,000, respectively. Total comprehensive income for the nine-month periods ended January 31, 1999 and 1998 was $25,014,000 and $20,194,000, respectively.

Note F - Recently Issued Accounting Standards
         ------------------------------------

         The Financial Accounting Standards Board has issued final statements that change the method of determining and reporting business segments, change the disclosure requirements for pensions and other postretirement benefits, and change the accounting for derivative instruments.

                                                                 Sequential Page
                                                                           No. 7


         The Company is currently evaluating the effects of these new standards and will adopt the disclosure requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, and SFAS 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, in the fourth quarter of fiscal 1999, as required. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, is required to be adopted in the first quarter of fiscal 2001. As the Company does not have significant participation in derivative instruments, the potential impact of adopting SFAS 133 is not expected to be material to future earnings.

--------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and nine-month periods ended January 31, 1999 and 1998, respectively.

Results of Operations
---------------------

         Sales for the third quarter ended January 31, 1999, were up approximately 8%, to $140,772,000 from $130,658,000 in the same period last year. For the first nine months of the fiscal year, sales were $446,166,000, up approximately 5% over $423,234,000 last year. Sales increases were realized in all areas of the business.

         In the consumer area, the majority of the increase was the result of
(i) a favorable mix of products sold within the fruit spreads category and (ii) the introduction earlier this year of "Smucker's Snackers", the Company's new shelf-stable peanut butter and jelly offering for lunches and snacks. The Company's market position in the core fruit spreads, toppings, and peanut butter categories remains strong with share of market growing in each area. In the industrial area, the growth came primarily from sales of ingredients for new products of bakery and dairy customers. In beverages, growth in "R. W. Knudsen Family" brand products and the addition of sales from the recently acquired "Mrs. Wiggles Rocket Juice" beverage line accounted for the majority of that area's increase. Volume growth in the portion control category accounted for the foodservice increase.

         The international area showed strong growth, with all of its markets reporting increases over the prior year. The majority of the growth occurred in the Australasian markets. Acquisitions contributed approximately 14% to international sales for the year to date. The growth in international occurred despite the continued adverse effect of exchange rates on the results in Australia and Canada. Had the exchange rates held constant with last year, consolidated sales for both the quarter and year-to-date would have been approximately 1% higher.

         Cost of sales for the quarter was 65.2% of net sales, up from 63.9% for the same quarter last year due to differences in the mix of products sold, an increase in the cost of certain fruits, and costs associated with implementing production improvements. Cost of sales for the fiscal year to date was 65.3% of net sales, up only slightly from 65.1% last year.

                                                                 Sequential Page
                                                                           No. 8

         Selling, distribution, and administrative expenses, although up from the same period last year, have increased at a slower rate than sales. The increase was due to higher marketing costs, primarily to support the introduction of "Smuckers's Snackers", the Company's consumer direct initiative, and other existing products. Distribution expenses were also up.

         An increase in borrowings over the past year has resulted in the Company incurring more interest expense along with earning less interest income on funds available for investment.

         The Company's effective income tax rate was 40.3%, up from 39.0% for the same quarter last year, primarily due to the timing of favorable tax credits recorded last year. For the fiscal year-to-date, the effective tax rate has decreased slightly to 39.6% from 40.1% last year.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

         The financial position of the Company remains strong despite the reduction in cash and cash equivalents of $30,660,000 during the first nine months of the year. Since the beginning of the fiscal year, the Company has completed several small acquisitions utilizing a total of approximately $27,117,000. In addition to acquisitions, other significant uses of cash during the third quarter and the nine-month period were capital expenditures, including capitalized software and consulting costs, and the payment of dividends.

          At January 31, 1999, the Company had $26,712,000 outstanding in short-term debt. Based on projected investment spending through the remainder of the fiscal year and assuming that the results of operations are as currently anticipated, the Company expects (i) cash provided from operations and borrowing to be sufficient to meet cash requirements and (ii) all short-term borrowing to be repaid by April 30, 1999.

Impact of Year 2000
-------------------

         As part of the information technology reengineering (ITR) project previously reported, the Company has completed an assessment of the Year 2000 problem as it may affect its information technology (IT) systems. The new IT systems being installed are fully Year 2000 compliant and will replace 80% of the Company's non-compliant IT systems. The total ITR project cost, which includes an enterprise-wide information system and business process reengineering, is estimated at approximately $34,000,000, excluding internal staff costs. To date, the Company has incurred approximately 70% of these costs.

         A substantial portion of the ITR project is expected to be completed prior to any anticipated impact of the Year 2000 problem on the Company's IT systems. Implementation of components of the ITR project has been prioritized to ensure replacement of the IT systems most affected by the Year 2000 problem. Implementation progress has proceeded as planned. The Company has all critical components implemented in test locations and anticipates full implementation by September 1, 1999. With regard to the IT systems that either are not being replaced by the ITR project or will not be replaced in time to meet the change in millenium, the Company has plans in place to make corrections to the affected

                                                                 Sequential Page
                                                                           No. 9

software. The Company has engaged outside consultants to assist with these corrections, which it estimates will cost approximately $2,000,000 in additional expense, of which approximately one-half has been spent to date. The Company expects to complete planned corrections by September 1, 1999. The Company believes that with conversion to the new software and with the scheduled modifications to existing software, the Year 2000 issue will not pose significant operational problems for its IT systems.

         The Company also has developed a plan to identify and replace all non-compliant non-IT systems. The cost to replace non-IT systems is not expected to be material. In addition, the Company is in the process of contacting all critical vendors to obtain status on their Year 2000 issues. The Company also has plans to contact all major customers in the coming months.

         The possible consequences of the Company, its vendors, or its customers not being fully Year 2000 compliant include temporary plant closings, delays in delivery of finished goods or receipt of raw materials, invoice and collection errors, and possible inventory and supply obsolescence. Should these events occur, the impact on the Company's results of operations, financial condition, and cash flows could be material. The Company believes that its approach to the Year 2000 issue should reduce the likelihood of any such disruptions and should help to minimize the adverse effects if they do occur. Once developed, contingency plans and related cost estimates will be continually updated, as additional information becomes available.

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

         The Company is currently evaluating the effects of these new standards and will adopt the disclosure requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, and SFAS 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, in the fourth quarter of fiscal 1999, as required. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, is required to be adopted in the first quarter of fiscal 2001. As the Company does not have significant participation in derivative instruments, the potential impact of adopting SFAS 133 is not expected to be material to future earnings.

                                                                 Sequential Page
                                                                          No. 10

Certain Forward-Looking Statements
----------------------------------

         This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results may differ depending on a number of factors including: the success of the Company's marketing programs during the year; competitive activity; the mix of products sold and level of marketing expenditures needed to generate sales; an increase in fruit costs or costs of other significant ingredients, including sweeteners; the ability of the Company to maintain and/or improve sales and earnings performance of its non-retail business areas; foreign currency exchange rate fluctuations; level of capital resources required for and success of future acquisitions; and the successful implementation of the Company's information technology reengineering project and Year 2000 modifications

                                                                 Sequential Page
                                                                          No. 11

                           PART II. OTHER INFORMATION

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



March 12, 1999                  THE J. M. SMUCKER COMPANY



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