Form 10-K405
period 1999-04-30
SMUCKER J M CO
filed 1999-07-23
CIK 91419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 21, 1999, 14,355,215 Class A Common Shares and 14,690,676 Class B Common Shares of The J. M. Smucker Company were issued and outstanding. The aggregate market value of the voting Common Shares (Class A) held by non-affiliates of the Registrant at July 21, 1999, was $290,135,473.

     Certain sections of the Registrant's definitive Proxy Statement, dated July 15, 1999, for the August 17, 1999 Annual Meeting of Shareholders, and of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II, III, and IV of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS

         THE COMPANY. The J. M. Smucker Company was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as "Smucker's" (a registered trademark), operates in one industry, the manufacturing and marketing of food products on a worldwide basis. Unless otherwise indicated by the context, the term "Company" as used in this report means the continuing operations of The J. M. Smucker Company and its subsidiaries.

         DISCONTINUED OPERATIONS. On May 31, 1996, the Company completed the sale of its "Mrs. Smith's" frozen pie business to a subsidiary of Flowers Industries, Inc., for a combination of cash and notes receivable. In connection with this divestiture, the Company also has entered into agreements to lease property, plant, and equipment of the "Mrs. Smith's" frozen pie business to Flowers Industries, Inc., under operating lease agreements, which include the exclusive right and option to purchase such assets during the term of the leases.

         PRINCIPAL PRODUCTS. The principal products of the Company are fruit spreads, dessert toppings, peanut butter, industrial fruit products (such as bakery and yogurt fillings), fruit and vegetable juices, juice beverages, syrups, condiments, and gift packages.

         In its domestic segment, the Company's products are primarily sold through brokers to chain, wholesale, cooperative, independent grocery accounts and other consumer markets, to foodservice distributors and chains including hotels, restaurants, and institutions, and to other food manufacturers.

         The Company's distribution outside the United States is principally in Canada, Australia, Mexico, Latin America, the Pacific Rim, and Greater Europe, although products are exported to other countries as well. International sales represent approximately 12% of total consolidated Company sales for fiscal 1999.

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

         TRADEMARKS. The Company's products are marketed under numerous trademarks owned by the Company. Major trademarks include: "Smucker's"," The R.
W. Knudsen Family", "After The Fall", "Simply Nutritious", "Mary Ellen", "Dickinson's", "Lost Acres", "IXL", "Adams", "Laura Scudder's", "Simply Fruit", "Good Morning", "Double Fruit", "Goober", "Magic Shell", "Sundae Syrup", "Recharge", "Santa Cruz Organic", "Sunberry Farms", "Spritzer", "Smucker's Snackers" and "Smucker's Baking Healthy". In addition, the Company licenses the use of several other trademarks, none of which individually is material to the Company's business.

         Other slogans or designs considered to be important Company trademarks include (without limitation) the slogan, "With a name like `Smucker's', it has to be good", "Over 100 Years of Family-Made Goodness", the "Smucker's" banner, the Crock Jar shape, the Gingham design, and the strawberry logo.

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

         COMPETITION. The Company is the U.S. market leader in the fruit spreads, dessert topping, health and natural foods beverages, natural peanut butter, and peanut butter combination categories. The Company's business is highly competitive as all its brands compete for retail shelf space with other advertised and branded products as well as unadvertised and private label products. The growth of alternative store formats (i.e., warehouse club and mass merchandise stores) and changes in business practices, resulting from both technological advances and new industry techniques, have added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, advertising, and promotion.

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

         EMPLOYEES. At April 30, 1999, the Company had approximately 2,100 full-time employees, worldwide.

         SEGMENT AND GEOGRAPHIC INFORMATION. Information concerning international operations for the years 1999, 1998, and 1997 is hereby incorporated by reference from the 1999 Annual Report to Shareholders, on pages 22 and 23 under Note B: "Operating Segments".

ITEM 2.  PROPERTIES

         The table below lists all the Company's manufacturing and fruit processing facilities. All of the Company's properties are maintained and updated on a regular basis, and the Company continues to make investment for expansion and technological improvements. The properties listed below are owned, except for the West Fargo, North Dakota location which is leased. The Company also leases property in Pottstown, Pennsylvania to a subsidiary of Flowers Industries, Inc. The corporate headquarters are located in Orrville, Ohio.

DOMESTIC MANUFACTURING LOCATIONS                                        PRODUCTS PRODUCED
-------------------------------------------------------------------------------------------------------------
Orrville, Ohio                                        Fruit spreads, toppings, industrial fruit
                                                         products, "Smucker's Snackers"
Salinas, California                                   Fruit spreads, toppings
Memphis, Tennessee                                    Fruit spreads, toppings
Ripon, Wisconsin                                      Fruit spreads, toppings, condiments
New Bethlehem, Pennsylvania                           Peanut butter and "Goober" products
Chico, California                                     Fruit and vegetable juices, beverages
Havre de Grace, Maryland                              Fruit and vegetable juices, beverages
West Fargo, North Dakota                              Frozen peanut butter and jelly sandwiches

FRUIT PROCESSING LOCATIONS                                               FRUIT PROCESSED
-------------------------------------------------------------------------------------------------------------

Watsonville, California                               Strawberries, oranges, apples, peaches,
                                                         apricots. Also, produces industrial fruit
                                                         products.
Woodburn, Oregon                                      Strawberries, raspberries, blackberries,
                                                         blueberries. Also, produces industrial fruit
                                                         products.
Grandview, Washington                                 Grapes, cherries, strawberries, cranberries,
                                                         apples
Oxnard, California                                    Strawberries


INTERNATIONAL MANUFACTURING LOCATIONS                                   PRODUCTS PRODUCED
-------------------------------------------------------------------------------------------------------------

Ste-Marie, Quebec, Canada                             Fruit spreads, pie fillings, sweet spreads
Kyabram, Victoria, Australia                          Fruit spreads, toppings, fruit pulps, fruit bars
Livingston, Scotland                                  Industrial fruit products


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding that would be considered material.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information pertaining to the market for the Company's Common Shares and other related shareholder information is hereby incorporated by reference from the Company's 1999 Annual Report to Shareholders under the caption "Stock Price Data" on page 9.

ITEM 6.  SELECTED FINANCIAL DATA

         Five-year summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company's 1999 Annual Report to Shareholders under the following captions and page numbers: "Five-Year Summary of Selected Financial Data" on page 8, Note A:
"Accounting Policies" on pages 20 through 22, and Note D: "Acquisitions and Divestiture" on page 25.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company's 1999 Annual Report to Shareholders, on pages 10 through 13.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk is hereby incorporated by reference from the Company's 1999 Annual Report to Shareholders on pages 12 and 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements of the Company at April 30, 1999, 1998, and 1997, and for each of the three years in the period ended April 30, 1999, with the report of independent auditors and selected unaudited quarterly financial data, are hereby incorporated by reference from the Company's 1999 Annual Report to Shareholders on page 9 and pages 14 through 31.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and nominees for directorship is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 15, 1999, for the 1999 Annual Meeting of Shareholders on August 17, 1999, on pages 2 through 4, under the caption "Election of Directors".

         Information regarding disclosure of late filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the Company's definitive Proxy Statement, dated July 15, 1999, for the 1999 Annual Meeting of Shareholders on August 17, 1999, on pages 13 through 15, under the caption "Ownership of Common Shares".

EXECUTIVE OFFICERS OF THE COMPANY

         The names, ages as of July 1, 1999, and positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. All of the officers have held various positions with the Company for more than five years.

                                       Years with                                                    Served as an
           Name               Age        Company                        Position                     Officer Since
----------------------------------------------------------------------------------------------------------------------
Timothy P. Smucker             55          30       Chairman                                               1973
Richard K. Smucker             51          26       President                                              1974
Mark R. Belgya                 38          14       Corporate Controller                                   1997
Vincent C. Byrd                44          22       Vice President and General Manager, Consumer           1988
                                                    Market
K. Edwin Dountz                57          23       Vice President-Sales                                   1982
Fred A. Duncan                 53          21       Vice President and General Manager, Industrial         1984
                                                    Market
Steven J. Ellcessor            47          13       Vice President-Administration, Secretary, and          1986
                                                    General Counsel
Robert E. Ellis                52          21       Vice President-Human Resources                         1996
Richard G. Jirsa               53          24       Vice President-Information Services                    1978
Eloise L. Mackus               49           5       Vice President and General Manager,                    1999
                                                    International  Market
R. Alan McFalls                54          22       Vice President-Corporate Development and               1984
                                                    Planning
John D. Milliken               54          25       Vice President-Logistics                               1981
Steven T. Oakland              38          16       Vice President and General Manager, Foodservice        1999
                                                    Market
Richard F. Troyak              51          20       Vice President-Operations                              1998
H. Reid Wagstaff               64          23       Vice President-Government and Environmental            1994
                                                    Affairs
Philip P. Yuschak              60          23       Treasurer                                              1989

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding the compensation of directors and executive officers is incorporated by reference from the Company's definitive Proxy Statement, dated July 15, 1999, for the 1999 Annual Meeting of Shareholders on August 17, 1999, beginning with "Additional Information Concerning the Board of Directors of the Company" on page 4 and continuing through "Pension Plan" on page 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company's definitive Proxy Statement, dated July 15, 1999, for the 1999 Annual Meeting of Shareholders on August 17, 1999, on pages 13 through 15 under the caption "Ownership of Common Shares".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement dated July 15, 1999, for the 1999 Annual Meeting of Shareholders on August 17, 1999, under the captions "Election of Directors" and "Additional Information Concerning the Board of Directors of the Company" on pages 2 through 5.

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

         10(b) Top Management Supplemental Retirement Benefit Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

         10(c) 1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

         10(d) Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K.

         10(e) Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K.

         10(f) 1998 Equity and Performance Incentive Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 1998.

         10(g) Rights Agreement (including a Form of Certificate of Adoption of Amendment to Amended Articles of Incorporation as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto, and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) incorporated by reference to Form 8-K filed April 23, 1999.

         13       Excerpts from 1999 Annual Report to Shareholders

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

(b) Reports on Form 8-K filed in the Fourth Quarter of 1999.

         On April 23, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that it issued a press release announcing the Company's Board of Directors had declared a dividend distribution of one Class A right for each share of Class A Common Stock, and one Class B right for each share of Class B Common Stock, of the Company outstanding as of May 14, 1999. The dividend was declared pursuant to the terms of a Rights Agreement dated as of April 22, 1999 by and between the Company and Harris Trust and Savings Bank, as Rights Agent.

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

Date:  July 23, 1999              The J. M. Smucker Company

                                  /s/   Steven J. Ellcessor
                                  -------------------------
                                  By: Steven J. Ellcessor
                                      Vice President--Administration, Secretary,
                                      and General Counsel

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


----------------------------------------
          Timothy P. Smucker                  Chairman and Director
                                              (Principal Executive Officer)

----------------------------------------
          Richard K. Smucker                  President and Director
                                              (Principal Executive Officer)
                                              (Principal Financial Officer)

----------------------------------------
            Mark R. Belgya                    Corporate Controller
                                              (Principal Accounting Officer)

----------------------------------------
            Vincent C. Byrd                   Director

----------------------------------------
           Kathryn W. Dindo                   Director

----------------------------------------
            Fred A. Duncan                    Director

----------------------------------------
          Elizabeth Valk Long                 Director
                                                                         /s/   Steven J. Ellcessor
----------------------------------------                                 -----------------------------
           Russell G. Mawby                   Director                   By: Steven J. Ellcessor
                                                                                Attorney-in-Fact
----------------------------------------
        Charles S. Mechem, Jr.                Director
                                                                         Date:     July 23, 1999
----------------------------------------
          Robert R. Morrison                  Director

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

                            THE J. M. SMUCKER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      ITEMS 14(a) (1) AND (2), (c) AND (d)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE


                                                                                        Form                       Annual
                                                                                        10-K                    Report To
                                                                                        Report                 Shareholder
                                                                                        ------                 -----------
Data incorporated by reference from the 1999 Annual Report
  to Shareholders of The J. M. Smucker Company:
  Consolidated Balance Sheets at April 30, 1999 and 1998  . . . . . . . .                                        16 - 17
  For the years ended April 30, 1999, 1998, and 1997:
    Statements of Consolidated Income  . . . . . . . . . . . . . . . . .                                            15
    Statements of Consolidated Cash Flows  . . . . . . . . . . . . . . .                                            18
    Statements of Consolidated Shareholders' Equity  . . . . . . . . . .                                            19
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . .                                        20 - 31

  Consolidated financial statement schedule at April 30, 1999, or for the years ended April 30, 1999, 1998, and 1997:
    II.  Valuation and qualifying accounts  . . . . . . . . . . . . . . .                 F-2


      All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

                            THE J. M. SMUCKER COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)



                                                       Balance
                                                         at            Charged to      Charged to     Deduc-      Balance at
                                                      Beginning        Costs and          Other        tions        End of
Classification                                         of Year          Expenses        Accounts        (A)          Year
---------------------------------------------------------------------------------------------------------------------------
1999:
  Valuation allowance for
    deferred tax assets                                $1,731         $  (36)          $   ---        $  ---        $1,695
  Allowance for doubtful accounts                         428            343               ---            38           733
                                                 ==========================================================================
                                                       $2,159         $  307           $   ---        $   38        $2,428
                                                 ==========================================================================


1998:
  Valuation allowance for
    deferred tax assets                                $2,094         $ (363)          $   ---        $  ---        $1,731
  Allowance for doubtful accounts                         353            163               ---            88           428
                                                 ==========================================================================
                                                       $2,447         $ (200)          $   ---        $   88        $2,159
                                                 ==========================================================================


1997:
  Valuation allowance for
    deferred tax assets                                $2,009         $   85           $   ---        $  ---        $2,094
  Allowance for doubtful accounts                         687             93               ---           427           353
                                                 ==========================================================================
                                                       $2,696         $  178           $   ---        $  427        $2,447
                                                 ==========================================================================


     (A) Uncollectible accounts written off, net of recoveries.