Form 10-Q
period 1999-07-31
SMUCKER J M CO
filed 1999-09-10
CIK 91419

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

                  For the quarterly period ended July 31, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                   Commission File Number ______1-5111_______





                            THE J. M. SMUCKER COMPANY

_______Ohio_______                                          ____34-0538550___
State of Incorporation                                   IRS Identification No.

                                 STRAWBERRY LANE
                              ORRVILLE, OHIO 44667
                                 (330) 682-3000


The Company has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The Company had 14,335,215 Class A Common Shares and 14,674,076 Class B Common Shares outstanding on July 31, 1999.

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

                                                           Three Months Ended
                                                               July 31,
                                                         ---------------------
                                                            1999        1998
                                                         ---------   ---------
                                                    (Dollars in thousands, except per
                                                                share data)

Net sales                                                $ 161,495   $ 150,500
Cost of products sold                                      103,467      96,638
                                                         ---------   ---------
                                                            58,028      53,862
Selling, distribution, and administrative expenses          40,795      37,342
                                                         ---------   ---------
                                                            17,233      16,520
Other income (expense)
    Interest income                                            723         625
    Interest expense                                          (480)         (4)
    Other - net                                                367         295
                                                         ---------   ---------
Income before income taxes                                  17,843      17,436
Income taxes                                                 6,806       7,020
                                                         ---------   ---------
Net Income                                               $  11,037   $  10,416
                                                         =========   =========

Net income per Common Share                              $     .38   $     .36
                                                         =========   =========
Net income per Common Share - assuming dilution          $     .38   $     .36
                                                         =========   =========


Dividends declared on Class A and Class B Common Shares  $     .15   $     .14
                                                         =========   =========




See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 3

                            THE J. M. SMUCKER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  July 31, 1999     April 30,1999
                                                  -------------     -------------
                                                       (Dollars in Thousands)

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                    $        52,454   $         8,683
    Trade receivables, less allowances                    58,178            51,858
    Inventories:
        Finished products                                 49,106            51,983
        Raw materials, containers, and supplies           92,530            62,217
                                                 ---------------   ---------------
                                                         141,636           114,200
    Other current assets                                  14,375            11,401
                                                 ---------------   ---------------
        Total Current Assets                             266,643           186,142

PROPERTY, PLANT, AND EQUIPMENT
    Land and land improvements                            15,792            15,729
    Buildings and fixtures                                84,675            83,290
    Machinery and equipment                              206,365           201,913
    Construction in progress                              26,382            23,296
                                                 ---------------   ---------------
                                                         333,214           324,228
    Less allowances for depreciation                    (162,670)         (157,685)
                                                 ---------------   ---------------
        Total Property, Plant and Equipment              170,544           166,543

OTHER NONCURRENT ASSETS
    Intangible assets                                     59,440            60,627
    Other assets                                          20,467            20,571
                                                 ---------------   ---------------
        Total Other Noncurrent Assets                     79,907            81,198
                                                 ---------------   ---------------
                                                 $       517,094   $       433,883
                                                 ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                             $        57,634   $        40,262
    Other current liabilities                             37,737            47,369
                                                 ---------------   ---------------
        Total Current Liabilities                         95,371            87,631

NONCURRENT LIABILITIES
    Long-term debt                                        75,000              --
    Other noncurrent liabilities                          21,776            21,923
                                                 ---------------   ---------------
         Total Noncurrent Liabilities                     96,776            21,923

SHAREHOLDERS' EQUITY
    Class A Common Shares                                  3,584             3,608
    Class B Common Shares (Nonvoting)                      3,668             3,682
    Additional capital                                    17,151            15,604
    Retained income                                      320,341           318,660
    Less:
      Deferred compensation                               (3,607)           (2,001)
      Amount due from ESOP                                (9,526)           (9,526)
      Accumulated other comprehensive loss                (6,664)           (5,698)
                                                 ---------------   ---------------
        Total Shareholders' Equity                       324,947           324,329
                                                 ---------------   ---------------
                                                 $       517,094   $       433,883
                                                 ===============   ===============

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 4

                            THE J. M. SMUCKER COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three Months Ended
                                                                   July 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                             (Dollars in Thousands)

OPERATING ACTIVITIES
    Net income                                                $ 11,037   $ 10,416
    Adjustments                                                (13,990)   (19,518)
                                                              --------   --------
Net cash used for operating activities                          (2,953)    (9,102)

INVESTING ACTIVITIES
    Businesses acquired - net of cash                             --       (9,901)
    Additions to property, plant, and equipment                 (9,987)    (9,173)
    Proceeds from the sale of property, plant, and equipment       107         46
    Other - net                                                    338        313
                                                              --------   --------
Net cash used for investing activities                          (9,542)   (18,715)

FINANCING ACTIVITIES
    Proceeds from long-term debt                                75,000       --
    (Reduction in) proceeds from short-term debt - net          (8,966)     3,473
    Purchase of common shares                                   (5,231)      --
    Dividends paid                                              (4,342)    (4,064)
    Other - net                                                    (33)      (447)
                                                              --------   --------
Net cash provided by (used for) financing activities            56,428     (1,038)

Cash flows provided by (used for) operations                    43,933    (28,855)
Effect of exchange rate changes                                   (162)      (577)
                                                              --------   --------

Net increase (decrease) in cash and cash equivalents            43,771    (29,432)
Cash and cash equivalents at beginning of period                 8,683     36,484
                                                              --------   --------
Cash and cash equivalents at end of period                    $ 52,454   $  7,052
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

See notes to condensed consolidated financial statements

                                                                 Sequential Page
                                                                           No. 5

                            THE J. M. SMUCKER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1999, are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

Note B - Operating Segments
         ------------------

         The Company has two reportable segments, domestic and international. The domestic segment represents the aggregation of the consumer, foodservice, beverage, specialty foods, consumer direct, and industrial business areas. The following table sets forth operating segments information:

                                       Three Months Ended
                                             July 31,
                                      ---------------------
(Dollars in thousands)                   1999        1998
                                      ---------   ---------

Net sales:
   Domestic                           $ 140,465   $ 133,581
   International                         21,030      16,919
                                      ---------   ---------
Total net sales                       $ 161,495   $ 150,500
                                      =========   =========

Segment profit:
   Domestic                           $  26,500   $  25,068
   International                          2,414       1,472
                                      ---------   ---------
Total segment profit                     28,914      26,540
   Interest income                          723         625
   Interest expense                        (480)         (4)
   Amortization expense                    (967)       (704)
   Corporate administrative expenses     (9,944)     (9,425)
   Other unallocated expense               (403)        404
                                      ---------   ---------
Income before income taxes            $  17,843   $  17,436
                                      =========   =========

Note C - Common Shares
         -------------

         At July 31, 1999, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At July 31, 1999, there were 14,335,215 and 14,674,076 outstanding shares of Class A Common and Class B Common, respectively, while 14,432,619 Class A and 14,726,576 Class B Common Shares were outstanding at April 30, 1999. Outstanding shares of each class are shown net of 1,877,073 Class A and 1,538,212 Class B treasury shares at July 31, 1999, and 1,779,669 Class A and 1,485,712 Class B treasury shares at April 30, 1999.

                                                                 Sequential Page
                                                                           No. 6

Note D - Financing Arrangements
         ----------------------

         On June 18, 1999, the Company issued $75,000,000 of 6.77% senior, unsecured notes due June 1, 2009.

Note E - Income Per Share
         ----------------

         The following table sets forth the computation of earnings per Common Share and earnings per Common Share-assuming dilution:

                                                 Three Months Ended
                                                       July 31,
                                               ------------------------
(Dollars in thousands, except per share data)      1999         1998
                                               -----------  -----------

Numerator:
----------
Net income                                     $    11,037  $    10,416
                                               ===========  ===========


Denominator:
------------
Denominator for earnings per Common
      Share -  weighted-average shares          29,047,531   29,026,846

Effect of dilutive securities:
      Stock options                                130,528      239,599
      Restricted stock                                --         65,992
                                               -----------  -----------
Denominator for earnings per Common
       Share - assuming dilution                29,178,059   29,332,437
                                               ===========  ===========

Net income per Common Share                    $       .38  $       .36
                                               ===========  ===========

Net income per Common Share - assuming
       dilution                                $       .38  $       .36
                                               ===========  ===========


Note F - Comprehensive Income
         --------------------

         During the quarter ended July 31, 1999 and 1998, total comprehensive income was $10,071,000 and $8,276,000, respectively. Comprehensive income consists of net income and foreign currency translation adjustments.

Note G - Recently Issued Accounting Standards
         ------------------------------------

         In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 changes the accounting related to derivative instruments. Currently, the Company does not have significant participation in derivative instruments. Although the Company has not yet completed its evaluation of the potential impact of adopting SFAS 133 on future earnings, it does not expect the impact to be material. The Company is required to adopt this statement in fiscal 2002.

                                                                 Sequential Page
                                                                           No. 7

Item 2.  Management's Discussion and Analysis
         ------------------------------------

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month periods ended July 31, 1999 and 1998, respectively.

Results of Operations
---------------------

         Sales for the first quarter were up approximately 7%, to $161,495,000 from $150,500,000 in the prior year. Domestic segment sales were up 5%, while the international segment realized an increase of 24%.

         In the domestic segment, all businesses realized sales increases over the prior year, with the largest dollar growth occurring in the consumer and foodservice markets. The combined dollar growth of these two markets accounted for approximately 54% of the total increase in sales. In the consumer area, the continued rollout of "Smucker's Snackers", introduced during last fiscal year, and the inclusion of the "Adams" natural peanut butter business, acquired in December 1998, were key causes for the increase. In the foodservice area, the increase in sales was due to a combination of volume growth in the portion control segment and the impact of the recent agreement with Lea & Perrins, Inc. pursuant to which the Company now is distributing "Lea & Perrins" products to the foodservice industry.

          In the international segment, all geographic markets realized sales increases, with the majority of the growth occurring in the Greater Europe market and Australia.

         Cost of products sold remained relatively constant at 64.1% of net sales compared to 64.2% last year as increases in certain fruit costs were offset by improved plant efficiencies. Selling, distribution and administrative costs increased at a slightly greater rate than sales due to an increase in selling and corporate administrative expenses. Although the increased fruit costs will affect the remainder of the fiscal year, the Company hopes to minimize the impact on margins through improved operational efficiencies, overhead cost reductions, and selective price increases.

         Interest expense increased significantly over the prior year due to the long-term debt placement completed during the first quarter. During the quarter the Company capitalized approximately $220,000 in interest associated with the Company's information technology reengineering project.

         The effective income tax rate for the period decreased from 40.3% last year to 38.1%. The effective rate for the first quarter of fiscal 2000 was consistent with the 38.7% effective rate for the year ended April 30, 1999. The decrease from last year's first quarter is primarily due to lower state and local taxes.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

         The financial position of the Company remains strong with an increase in cash and cash equivalents of $43,771,000 during the first quarter. The increase in cash and cash equivalents resulted from the issuance of 10-year, senior, unsecured notes in the amount of $75,000,000 due June 1, 2009. The interest rate on these notes is 6.77% and is payable each June 1st and December 1st.

                                                                 Sequential Page
                                                                           No. 8

         Significant uses of cash during the quarter include the seasonal procurement of fruit inventories, capital expenditures, the repayment of short-term borrowings, and the payment of dividends. Also during the quarter, the Company completed the repurchase of 140,000 Class A and 92,200 Class B Common Shares as part of a previously announced stock repurchase program. With the combination of cash provided from operations and the proceeds from the long-term debt placement, the Company expects its cash to be sufficient to meet requirements.

Impact of Year 2000
-------------------

         As part of the information technology reengineering (ITR) project previously reported, the Company has completed an assessment of the Year 2000 issue as it may affect its information technology (IT) systems. The new IT systems being installed are fully Year 2000 compliant and will replace 80% of the Company's noncompliant IT systems. The remaining 20% of such systems will be corrected, as discussed below. The total ITR project cost, which includes an enterprise-wide information system and business process reengineering, is estimated at approximately $34,000,000, excluding internal staff costs.

         The portion of the ITR project that resolves the Year 2000 issue on the Company's IT systems has been implemented in domestic locations, with international implementation to be completed by November 1, 1999. With regard to the IT systems that either are not being replaced by the ITR project or will not be replaced in time to meet the change in millenium, the Company has completed all renovations and is currently running final acceptance testing. The Company utilized outside consultants to assist with these corrections at a cost of approximately $1,900,000 which was 5% below original expectations. The Company believes that with conversion to the new software and with the modifications to existing software, the Year 2000 issue will not pose significant operational problems for its IT systems.

         The Company also has identified and will have replaced all non-IT systems that have Year 2000 issues by the end of November 1999. The cost to replace non-IT systems is not material. In addition, the Company has contacted all critical vendors to obtain status on their Year 2000 issues, and is presently following up as needed. The Company currently is contacting all major customers to develop contingency plans with them as required. To date, none of the contingency plans have a material impact on the Company.

         The worst case scenario of the Company, its vendors, or its customers not being fully Year 2000 compliant include temporary plant closings, delays in delivery of finished goods or receipt of raw materials, invoice and collection errors, and possible inventory and supply obsolescence. Should these events occur, the impact on the Company's results of operations, financial condition, and cash flows could be material. The Company believes that its approach to the Year 2000 issue should reduce the likelihood of any such disruptions and should help to minimize the adverse effects if they do occur. As developed, contingency plans and related cost estimates will be continually updated as additional information becomes available.

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

                                                                 Sequential Page
                                                                           No. 9

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


Recently Issued Accounting Standards
------------------------------------

         In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 changes the accounting related to derivative instruments. Currently, the Company does not have significant participation in derivative instruments. Although the Company has not yet completed its evaluation of the potential impact of adopting SFAS 133 on future earnings, it does not expect the impact to be material. The Company is required to adopt this statement in fiscal 2002.

Certain Forward-Looking Statements
----------------------------------

         This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results may differ depending on a number of factors including: the success of the Company's marketing programs during the year; competitive activity; the mix of products sold and level of marketing expenditures needed to generate sales; an increase in fruit costs or costs of other significant ingredients, including sweeteners; the ability of the Company to maintain and/or improve sales and earnings performance of its nonretail business areas; foreign currency exchange rate and interest rate fluctuations; level of capital resources required for and success of future acquisitions; and the successful implementation of the Company's operational efficiency improvement and overhead reduction plans and its information technology reengineering project and Year 2000 modifications.

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



September 10, 1999                    THE J. M. SMUCKER COMPANY



                                      /s/  Steven J. Ellcessor
                                      ------------------------
                                      BY STEVEN J. ELLCESSOR
                                      Vice President-Finance and Administration,
                                      Secretary, and General Counsel


                                      /s/   Richard K. Smucker
                                      ------------------------
                                      AND RICHARD K. SMUCKER
                                      President

                                                                 Sequential Page
                                                                          No. 12



                                INDEX OF EXHIBITS

                     That are filed with the Commission and
                           The New York Stock Exchange


      Assigned                                                                          Sequential
   Exhibit No. *                        Description                                      Page No.
---------------------------------------------------------------------------------------------------

       10(a)      Top Management Supplemental Retirement Benefit Plan
                  (May 1, 1999 Restatement)

       10 (b)     Note Purchase Agreement (Dated as of June 16, 1999)

         27       Financial data schedules pursuant to Article 5 in Regulation S-X.


* Exhibits 2, 3, 4, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.