Form 10-Q
period 1999-10-31
SMUCKER J M CO
filed 1999-12-13
CIK 91419

Sequential Page
No. 1 of 13 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

The Company had 14,453,515 Class A Common Shares and 14,530,051 Class B Common Shares outstanding on October 31, 1999.

The Exhibit Index is located at Sequential Page No. 13.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	1999	1998	1999	1998

	(Dollars in thousands, except per share data)
Net sales	$163,965	$154,894	$325,460	$305,394

Cost of products sold	109,092	103,204	212,559	199,842

	54,873	51,690	112,901	105,552
Selling, distribution, and administrative expenses	39,804	37,378	80,599	74,720

	15,069	14,312	32,302	30,832

Other income (expense)

Interest income	755	438	1,478	1,063

Interest expense	(853)	(256)	(1,333)	(260)

Other – net	250	191	617	486

Income before income taxes	15,221	14,685	33,064	32,121

Income taxes	5,832	5,622	12,638	12,642

Net Income	$9,389	$9,063	$20,426	$19,479

Net income per Common Share	$.33	$.31	$.71	$.67

Net income per Common

Share – assuming dilution	$.32	$.31	$.70	$.67

Dividends declared on

Class A and Class B Common

Shares	$.15	$.14	$.30	$.28

See notes to condensed consolidated financial statements

Sequential
Page No. 3

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 1999	April 30, 1999

	(Dollars in Thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$25,019	$8,683

Trade receivables, less allowances	66,410	51,858

Inventories:

Finished products	54,639	51,983

Raw materials, containers, and supplies	91,756	62,217

	146,395	114,200

Other current assets	12,575	11,401

Total Current Assets	250,399	186,142

PROPERTY, PLANT, AND EQUIPMENT

Land and land improvements	15,837	15,729

Buildings and fixtures	85,442	83,290

Machinery and equipment	207,752	201,913

Construction in progress	28,764	23,296

	337,795	324,228

Less allowances for depreciation	(166,095)	(157,685)

Total Property, Plant and Equipment	171,700	166,543

OTHER NONCURRENT ASSETS

Intangible assets	58,517	60,627

Other assets	24,798	20,571

Total Other Noncurrent Assets	83,315	81,198

	$505,414	$433,883

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$42,054	$40,262

Other current liabilities	37,788	47,369

Total Current Liabilities	79,842	87,631

NONCURRENT LIABILITIES

Long-term debt	75,000	—

Other noncurrent liabilities	21,835	21,923

Total Noncurrent Liabilities	96,835	21,923

SHAREHOLDERS’ EQUITY

Class A Common Shares	3,613	3,608

Class B Common Shares (Nonvoting)	3,633	3,682

Additional capital	17,101	15,604

Retained income	324,178	318,660

Less:

Deferred compensation	(3,462)	(2,001)

Amount due from ESOP	(9,223)	(9,526)

Accumulated other comprehensive loss	(7,103)	(5,698)

Total Shareholders’ Equity	328,737	324,329

	$505,414	$433,883

See notes to condensed consolidated financial statements

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,

	1999	1998

	(Dollars in Thousands)
OPERATING ACTIVITIES

Net income	$20,426	$19,479

Adjustments	(39,614)	(36,087)

Net cash used for operating activities	(19,188)	(16,608)

INVESTING ACTIVITIES

Businesses acquired – net of cash	—	(10,077)

Additions to property, plant, and equipment	(16,462)	(21,219)

Proceeds from the sale of property, plant, and

equipment	131	210

Other – net	681	632

Net cash used for investing activities	(15,650)	(30,454)

FINANCING ACTIVITIES

Proceeds from long-term debt	75,000	—

(Reduction in) proceeds from short-term debt – net	(8,966)	25,457

Purchase of common shares	(6,517)	(811)

Dividends paid	(8,664)	(8,123)

Other – net	212	16

Net cash provided by financing activities	51,065	16,539

Cash flows provided by (used for) operations	16,227	(30,523)

Effect of exchange rate changes	109	(832)

Net increase (decrease) in cash and cash equivalents	16,336	(31,355)

Cash and cash equivalents at beginning of period	8,683	36,484

Cash and cash equivalents at end of period	$25,019	$5,129

( ) Denotes use of cash

See notes to condensed consolidated financial statements

Sequential
Page No. 5

THE J. M. SMUCKER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

      The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1999, are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 1999.

Note B – Operating Segments

      The Company has two reportable segments, domestic and international. The domestic segment represents the aggregation of the consumer, foodservice, beverage, specialty foods, consumer direct, and industrial business areas. The following table sets forth operating segments information:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

(Dollars in thousands)	1999	1998	1999	1998

Net sales:

Domestic	$144,087	$136,480	$284,552	$270,061

International	19,878	18,414	40,908	35,333

Total net sales	$163,965	$154,894	$325,460	$305,394

Segment profit:

Domestic	$24,551	$24,290	$51,051	$49,358

International	1,958	1,228	4,372	2,700

Total segment profit	26,509	25,518	55,423	52,058

Interest income	755	438	1,478	1,063

Interest expense	(853)	(256)	(1,333)	(260)

Amortization expense	(1,170)	(765)	(2,137)	(1,469)

Corporate administrative expenses	(9,606)	(9,934)	(19,550)	(19,359)

Other unallocated (expense) /income	(414)	(316)	(817)	88

Income before income taxes	$15,221	$14,685	$33,064	$32,121

Note C – Common Shares

      At October 31, 1999, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At October 31, 1999, there were 14,453,515 and 14,530,051 outstanding shares of Class A Common and Class B Common, respectively, while 14,432,619 Class A and 14,726,576 Class B Common Shares were outstanding at April 30, 1999. Outstanding shares of each class are shown net of 1,758,773 Class A and 1,682,237 Class B treasury shares at October 31, 1999, and 1,779,669 Class A and 1,485,712 Class B treasury shares at April 30, 1999.

Sequential Page
No. 6

Note D – Financing Arrangements

      On June 18, 1999, the Company issued $75,000,000 of 6.77% senior, unsecured notes due June 1, 2009.

Note E – Income Per Share

      The following table sets forth the computation of earnings per Common Share and earnings per Common Share – assuming dilution:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	1999	1998	1999	1998

	(Dollars in thousands, except per share data)
Numerator:

Net income	$9,389	$9,063	$20,426	$19,479

Denominator:

Denominator for earnings per Common Share – weighted-average shares	28,840,103	29,043,137	28,943,816	29,034,992

Effect of dilutive securities:

Stock options	74,007	163,529	102,268	201,564

Restricted stock	41,854	25,281	12,755	45,637

Denominator for earnings per Common Share – assuming dilution	28,955,964	29,231,947	29,058,839	29,282,193

Net income per Common Share	$.33	$.31	$.71	$.67

Net income per Common Share – assuming dilution	$.32	$.31	$.70	$.67

Note F – Comprehensive Income

      During the three-month periods ended October 31, 1999 and 1998, total comprehensive income was $8,950,000 and $9,301,000, respectively. Total comprehensive income for the six-month periods ended October 31, 1999 and 1998 was $19,021,000 and $17,577,000, respectively. Comprehensive income consists of net income and foreign currency translation adjustments.

Note G – Recently Issued Accounting Standards

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

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB 133, which defers the effective date of SFAS 133 for the Company until fiscal 2002. The Company currently plans to adopt SFAS 133 as required in fiscal 2002.

Sequential Page
No. 7

Item 2. Management’s Discussion and Analysis

      This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and six-month periods ended October 31, 1999 and 1998, respectively.

Results of Operations

      Sales for the second quarter ending October 31, 1999, were up approximately 6%, to $163,965,000 from $154,894,000 in the prior year second quarter. Sales increased in both the domestic and international segments. Domestic segment sales were up over 5% while the international segment realized an increase of 8%.

      Sales for the first six months of the fiscal year were $325,460,000 compared to $305,394,000 last year, an increase of over 6%, while earnings for the same period were up 5%. Domestic segment sales were up approximately 5%, while the international segment increased 16% over prior year.

      In the domestic segment, over 60% of the sales increase came from the foodservice and consumer markets, with the new consumer direct business (catalogue and Internet sales plus the Company’s new retail store) contributing 10%. In the foodservice area, the increase in sales was the result of volume growth in the portion control segment and the addition of Lea & Perrins products to the foodservice group’s offerings as a result of the distribution agreement entered into with Lea & Perrins, Inc. last year. In the consumer area, the continued rollout of Smucker’s Snackers, introduced last year, and the inclusion of the Adams natural peanut butter business, acquired in December 1998, were key causes for the increase in that market.

      In the international segment, the majority of the increase for the quarter occurred in Canada. The relative weakness of the U. S. dollar against both the Australian and Canadian currencies also favorably impacted international sales in the quarter and for the six-month period.

      Cost of products sold decreased slightly to 66.5% for the quarter and 65.3% for the first six months from 66.6% and 65.4% in the respective prior year periods as increases in certain fruit costs and manufacturing overhead were offset by improved plant efficiencies. Selling, distribution and administrative costs increased at a slightly greater rate than sales due to an increase in selling, marketing, and distribution costs. Amortization expense also increased as a result of the Company’s recent acquisitions.

      Interest expense increased significantly over the prior year due to the long-term debt placement completed during the first quarter. During the second quarter, approximately $278,000 in interest associated with the information technology reengineering project was capitalized. Year to date, the Company has capitalized approximately $498,000 in interest associated with the information technology reengineering project.

      The effective income tax rate for the six-month period decreased from 39.4% last year to 38.2% primarily due to lower state and local taxes. The effective rate for the second quarter was 38.3%, consistent with last year.

Sequential Page
No. 8

      Subsequent to the end of the second quarter, the Company announced that it is in the process of reviewing its businesses and assets in order to identify opportunities to divest of certain assets and improve financial returns. The analysis will focus on assets and businesses considered nonstrategic or underperforming in comparison with the Company return objectives. The Company expects to complete its evaluation in the third quarter and anticipates that any impact on earnings resulting from the evaluation would occur during the third or fourth quarter of the current fiscal year. The Company does not anticipate that the project will result in any major changes in its business or structure and does not expect the assets divested to include any divisions or significant businesses.

Financial Condition – Liquidity and Capital Resources

      The financial position of the Company remains strong with an increase in cash and cash equivalents of $16,336,000 during the first half of the year. The increase in cash and cash equivalents resulted from the issuance of 10-year, senior, unsecured notes in the amount of $75,000,000 due June 1, 2009. The interest rate on these notes is 6.77% and is payable each June 1st and December 1st.

      Significant uses of cash during the first half of the year included the seasonal procurement of fruit inventories, capital expenditures, the repayment of short-term borrowings, and the payment of dividends. In addition, the Company completed the repurchase of 140,000 Class A and 154,700 Class B Common Shares as part of a previously announced stock repurchase program during the first half of the year. The Company anticipates that it will continue to purchase shares under the repurchase program during the last half of the year, and expects the rate of acquiring shares to exceed that of the first six months.

      On December 1, 1999 the Company completed its cash acquisition of a fruit ingredient production facility located in Sao Jose do Rio Pardo, Brazil, from Danone S.A., the Brazilian affiliate of the Danone Group of France. Included in the transaction is a supply agreement pursuant to which the Company will use the facility to supply Danone’s Brazilian fruit preparation needs.

      With the combination of cash provided from operations and proceeds from the long-term debt placement, the Company expects its cash to be sufficient to meet requirements.

Year 2000

      As part of the information technology reengineering (ITR) project previously reported, the Company has completed an assessment of the Year 2000 issue as it may affect its information technology (IT) systems. The new IT systems being installed are fully Year 2000 compliant and have replaced 80% of the Company’s noncompliant IT systems. The remaining 20% of such systems have been corrected, as discussed below. The total ITR project cost, which includes an enterprise-wide information system and business process reengineering, is estimated at approximately $34,000,000, excluding internal staff costs.

Sequential Page
No. 9

      The portion of the ITR project that resolves the Year 2000 issue on the Company’s IT systems has been implemented in all domestic and international locations. With regard to the IT systems that will not be replaced in time to meet the change in millenium, the Company has completed all renovations. The Company utilized outside consultants to assist with these corrections at a cost of approximately $1,950,000 which was 2.5% below original expectations. The Company believes that with conversion to the new software and with the modifications to existing software, the Year 2000 issue will not pose significant operational problems for its IT systems.

      The Company believes it has identified and replaced all non-IT systems that have Year 2000 issues. The cost to replace non-IT systems was not material. In addition, the Company has contacted all critical vendors to obtain status on their Year 2000 issues, and is presently following up as needed. The Company currently is contacting all major customers to develop contingency plans with them as required. To date, none of the contingency plans have a material impact on the Company.

      The worst case scenario of the Company, its vendors, or its customers not being fully Year 2000 compliant include temporary plant closings, delays in delivery of finished goods or receipt of raw materials, invoice and collection errors, and possible inventory and supply obsolescence. Should these events occur, the impact on the Company’s results of operations, financial condition, and cash flows could be material. The Company believes that its approach to the Year 2000 issue should reduce the likelihood of any such disruptions and should help to minimize the adverse effects if they do occur.

      The statements with regard to the potential effect of the Year 2000 issue on the Company’s operations and financial condition are based on numerous assumptions of future events, including the continued availability of certain resources and other factors. However, actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB 133, which defers the effective date of SFAS 133 for the Company until fiscal 2002. The Company currently plans to adopt SFAS 133 as required in fiscal 2002.

Sequential Page
No. 10

Certain Forward-Looking Statements

      This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results may differ depending on a number of factors including: the success of the Company’s marketing programs during the year; competitive activity; the mix of products sold and level of marketing expenditures needed to generate sales; an increase in fruit costs or costs of other significant ingredients, including sweeteners; the ability of the Company to maintain and/or improve sales and earnings performance of its nonretail business areas; foreign currency exchange rate and interest rate fluctuations; level of capital resources required for and success of future acquisitions; the ability of the Company to divest of certain assets and businesses considered nonstrategic or underperforming; and the successful implementations of the Company’s operational efficiency improvement and overhead reduction plans and its information technology reengineering project and Year 2000 modifications.

Sequential Page
No. 11

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of shareholders of the Company was held on August 17, 1999. At the meeting, the names of Vincent C. Byrd, Elizabeth Valk Long and William Wrigley, Jr. were placed in nomination for the Board of Directors to serve three-year terms ending in 2002. All three nominees were elected with the results as follows:

	Votes For	Votes Withheld

Vincent C. Byrd	59,318,051	253,498

Elizabeth Valk Long	59,279,974	291,575

William Wrigley, Jr.	59,309,465	262,084

The shareholders also voted on the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2000 fiscal year. The measure was approved as follows:

Votes For	Votes Against	Abstentions

59,344,075	106,673	120,801

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Index of Exhibits that appears on Sequential Page No. 13 of this report.

(b)	Reports on Form 8-K

No Reports on Form 8-K were required to be filed during the quarter for which this report is filed.

Sequential Page
No. 12

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 13, 1999	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor

BY STEVEN J. ELLCESSOR

Vice President-Finance and Administration,

Secretary, and General Counsel

/s/ Richard K. Smucker

AND RICHARD K. SMUCKER

President

Sequential Page
No. 13

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No. *	Description	Page No.

10	Amendment to Amended Articles of Incorporation.

27	Financial data schedules pursuant to Article 5 in Regulation S-X.

• Exhibits 2, 3, 4, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.