Form 10-Q
period 2000-01-31
SMUCKER J M CO
filed 2000-03-15
CIK 91419

Sequential Page
No. 1 of 12 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

The Company had 14,257,228 Class A Common Shares and 14,090,851 Class B Common Shares outstanding on February 29, 2000.

The Exhibit Index is located at Sequential Page No. 12.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

Item 1. Financial Statements

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2000	1999	2000	1999

	(Dollars in thousands, except per share data)
Net sales	$150,428	$140,772	$475,888	$446,166

Cost of products sold	95,937	91,717	308,496	291,559

	54,491	49,055	167,392	154,607

Selling, distribution, and administrative expenses	41,437	35,465	122,036	110,185

Nonrecurring charge	4,805	—	4,805	—

	8,249	13,590	40,551	44,422

Other income (expense)

Interest income	578	370	2,056	1,433

Interest expense	(1,284)	(252)	(2,617)	(512)

Other — net	173	97	790	583

Income before income taxes	7,716	13,805	40,780	45,926

Income taxes	2,753	5,560	15,391	18,202

Net Income	$4,963	$8,245	$25,389	$27,724

Net Income per Common Share	$.17	$.28	$.88	$.95

Net Income per Common Share — assuming dilution	$.17	$.28	$.88	$.95

Dividends declared on Class A and Class B Common Shares	$.15	$.14	$.45	$.42

See notes to condensed consolidated financial statements

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2000	April 30, 1999

	(Dollars in Thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$26,054	$8,683

Trade receivables, less allowances	55,566	51,858

Inventories:

Finished products	60,069	51,983

Raw materials, containers, and supplies	80,178	62,217

	140,247	114,200

Other current assets	12,548	11,401

Total Current Assets	234,415	186,142

PROPERTY, PLANT, AND EQUIPMENT

Land and land improvements	18,284	15,729

Buildings and fixtures	86,490	83,290

Machinery and equipment	210,868	201,913

Construction in progress	28,580	23,296

	344,222	324,228

Less allowances for depreciation	(170,883)	(157,685)

Total Property, Plant and Equipment	173,339	166,543

OTHER NONCURRENT ASSETS

Intangible assets	58,198	60,627

Other assets	22,184	20,571

Total Other Noncurrent Assets	80,382	81,198

	$488,136	$433,883

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$33,821	$40,262

Other current liabilities	34,985	47,369

Total Current Liabilities	68,806	87,631

NONCURRENT LIABILITIES

Long-term debt	75,000	—

Other noncurrent liabilities	21,898	21,923

Total Noncurrent Liabilities	96,898	21,923

SHAREHOLDERS’ EQUITY

Class A Common Shares	3,565	3,608

Class B Common Shares (Nonvoting)	3,570	3,682

Additional capital	17,405	15,604

Retained income	317,197	318,660

Less:

Deferred compensation	(3,310)	(2,001)

Amount due from ESOP	(9,223)	(9,526)

Accumulated other comprehensive loss	(6,772)	(5,698)

Total Shareholders’ Equity	322,432	324,329

	$488,136	$433,883

See notes to condensed consolidated financial statements

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,

	2000	1999

	(Dollars in Thousands)
OPERATING ACTIVITIES

Net income	$25,389	$27,724

Adjustments	(22,092)	(18,208)

Net cash provided by operating activities	3,297	9,516

INVESTING ACTIVITIES

Businesses acquired — net of cash	(5,298)	(27,117)

Additions to property, plant, and equipment	(21,402)	(28,156)

Proceeds from the sale of property, plant, and equipment	505	248

Other — net	1,031	1,288

Net cash used for investing activities	(25,164)	(53,737)

FINANCING ACTIVITIES

Proceeds from long-term debt	75,000	—

(Reduction in) proceeds from short-term debt — net	(8,966)	26,712

Purchase of common shares	(14,587)	(811)

Dividends paid	(12,965)	(12,183)

Other — net	643	567

Net cash provided by financing activities	39,125	14,285

Cash flows provided by (used for) operations	17,258	(29,936)

Effect of exchange rate changes	113	(724)

Net increase (decrease) in cash and cash equivalents	17,371	(30,660)

Cash and cash equivalents at beginning of period	8,683	36,484

Cash and cash equivalents at end of period	$26,054	$5,824

(   ) Denotes use of cash

See notes to condensed consolidated financial statements

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

      The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring activities) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2000, are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 1999.

Note B — Operating Segments

      The Company has two reportable segments, domestic and international. The domestic segment represents the aggregation of the consumer, foodservice, beverage, specialty foods, consumer direct, and U.S. industrial business areas. The following table sets forth operating segments information:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

(Dollars in thousands)	2000	1999	2000	1999

Net sales:

Domestic	$127,016	$122,973	$411,568	$393,034

International	23,412	17,799	64,320	53,132

Total net sales	$150,428	$140,772	$475,888	$446,166

Segment profit:

Domestic	$22,314	$21,302	$73,365	$70,660

International	2,551	1,796	6,923	4,496

Total segment profit	24,865	23,098	80,288	75,156

Nonrecurring charge	(4,805)	—	(4,805)	—

Interest income	578	370	2,056	1,433

Interest expense	(1,284)	(252)	(2,617)	(512)

Amortization expense	(1,191)	(873)	(3,328)	(2,586)

Corporate administrative expenses	(9,398)	(8,107)	(28,948)	(27,466)

Other unallocated (expense) /income	(1,049)	(431)	(1,866)	(99)

Income before income taxes	$7,716	$13,805	$40,780	$45,926

Note C - Common Shares

      At January 31, 2000, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At January 31, 2000, there were 14,260,228 and 14,278,851 outstanding shares of Class A Common and Class B Common, respectively, while 14,432,619 Class A and 14,726,576 Class B Common Shares were outstanding at April 30, 1999. Outstanding shares of each class are shown net of 1,952,060 Class A and 1,933,437 Class B treasury shares at January 31, 2000, and 1,779,669 Class A and 1,485,712 Class B treasury shares at April 30, 1999.

Sequential Page
No. 6

Note D — Financing Arrangements

      On June 18, 1999, the Company issued $75,000,000 of 6.77% senior, unsecured notes due June 1, 2009.

Note E — Income Per Share

      The following table sets forth the computation of earnings per Common Share and earnings per Common Share — assuming dilution:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2000	1999	2000	1999

	(Dollars in thousands, except per share data)
Numerator:

Net income	$4,963	$8,245	$25,389	$27,724

Denominator:

Denominator for earnings per Common Share — weighted-average shares	28,544,401	29,071,579	28,810,677	29,047,187

Effect of dilutive securities:

Stock options	21,179	193,110	75,238	198,746

Restricted stock	37,285	29,379	20,931	40,218

Denominator for earnings per Common Share — assuming dilution	28,602,865	29,294,068	28,906,846	29,286,151

Net income per Common Share	$.17	$.28	$.88	$.95

Net income per Common Share — assuming dilution	$.17	$.28	$.88	$.95

Note F — Comprehensive Income

      During the three-month periods ended January 31, 2000 and 1999, total comprehensive income was $5,295,000 and $7,437,000, respectively. Total comprehensive income for the nine-month periods ended January 31, 2000 and 1999 was $24,315,000 and $25,014,000, respectively.

Note G — Recently Issued Accounting Standards

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

Sequential Page
No. 7

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB 133, which defers the effective date of SFAS 133 for the Company until fiscal 2002. The Company currently plans to adopt SFAS 133 as required in fiscal 2002.

Item 2. Management’s Discussion and Analysis

      This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and nine-month periods ended January 31, 2000 and 1999, respectively.

Results of Operations

      Sales for the third quarter ended January 31, 2000, were up approximately 7%, to $150,428,000 from $140,772,000 in the same period last year. Domestic segment sales were up 3% while the international segment realized an increase of over 31%.

      For the first nine months of the fiscal year, sales were $475,888,000, up approximately 7% from $446,166,000 last year. Sales increases were realized in all areas of the business over last year. Domestic segment sales were up approximately 5%, while the international segment increased 21% over the prior year.

      In the domestic segment, over 85% of the sales increase came from the foodservice market. The increase in foodservice sales was the result of (i) volume growth in the portion control segment, (ii) the addition of Lea & Perrins products to the foodservice product line, and (iii) sales of the new Smucker’s Uncrustables frozen peanut butter and jelly sandwich. Sales in the consumer area were up 2% for the quarter, as the Company’s share of market in the fruit spreads category reached a record high of 40%. Sales were also up in the specialty foods area. In the industrial market, sales for the quarter decreased from prior year primarily due to lower than anticipated orders from certain major customers.

      In the international segment, growth in existing businesses and the addition of businesses in new geographical regions accounted for the segment’s overall growth. Sales in Canada contributed significantly to the increase over the prior year. The Mexican and Australian markets, as well as the export business in Europe, also posted solid gains. The Company’s acquisition in December 1999 of a fruit ingredients business in Brazil and sales from its new production facility in Scotland also contributed to higher international sales for the quarter. The relative weakness of the U.S. dollar against both the Australian and Canadian currencies continued to favorably impact international sales in the quarter and for the nine-month period.

      Cost of sales for the quarter was 63.8% of net sales, down from 65.2% for the same period last year as increases in certain fruit costs and manufacturing overhead were offset by improved plant efficiencies. Cost of sales for the fiscal year to date was 64.8% of net sales, down slightly from 65.3% last year. Selling, distribution, and administrative costs increased at a greater rate than sales due to increases in selling costs relating to the consumer and foodservice business areas and plant distribution costs. Marketing expenditures also were up, largely due to investments in support of new products and businesses. Amortization expense also increased as a result of the Company’s recent acquisitions.

Sequential Page
No. 8

      Interest expense increased significantly over the prior year due to the long-term debt placement completed during the first quarter of fiscal 2000. Year to date, the Company has capitalized approximately $498,000 in interest associated with the information technology reengineering project.

      The Company’s effective income tax rate for the quarter was 35.6%, down significantly from 40.2% for the same quarter last year, primarily due to the recognition of favorable tax credits. For the fiscal year to date, the effective tax rate has decreased to 37.7% from 39.6% last year.

      During the quarter, the Company initiated the financial review of its businesses and assets that it announced in November 1999. Although the review is not complete, the total impact of nonrecurring charges resulting from implementation of the actions identified in the review is anticipated to be no more than $20 million on a pretax basis (or less than 5% of total assets). Based on the results of the review to date, a charge of $4,805,000 or $.11 per share was taken during the third quarter. The majority of the charge in the third quarter resulted from the write-off of certain capitalized costs associated with unused software acquired as part of its computer system project. The carrying costs of certain intangible assets are still being reviewed, and any resulting write-down of those assets will likely be taken in the fourth quarter. Also, the former Mrs. Smith’s real estate in Pottstown, Pennsylvania has been put up for sale, and it is anticipated that a loss may be incurred on that sale. The effect of the nonrecurring items on future earnings is not expected to be significant.

Financial Condition — Liquidity and Capital Resources

      The financial position of the Company remains strong with an increase in cash and cash equivalents of $17,371,000 during the first nine months of the year. The increase in cash and cash equivalents resulted from the issuance of 10-year, senior, unsecured notes in the amount of $75,000,000 due June 1, 2009. The interest rate on these notes is 6.77% and is payable each June 1st and December 1st.

      Significant uses of cash during the nine-month period included capital expenditures, the repayment of short-term borrowings, the payment of dividends, and stock repurchases. During the quarter, the Company repurchased 192,600 Class A and 251,200 Class B Common shares, bringing the fiscal year to date totals to 332,600 Class A and 405,900 Class B Common Shares purchased as part of a previously announced stock repurchase program. The Company has authority from its Board of Directors to repurchase approximately 1,000,000 additional shares under the current program. The Company anticipates that it will continue to purchase shares under the repurchase program during the last quarter of the year.

      Subsequent to the end of the third quarter, the Company’s Australian subsidiary, Henry Jones Foods Pty Ltd., completed its cash acquisition of the business and assets of Taylor’s Foods Pty Ltd. Taylor’s Foods manufactures a range of marinades, sauces, and salad dressings that are sold in supermarkets and specialty outlets throughout Australia.

      With the combination of cash provided from operations and proceeds from the long-term debt placement, the Company expects its cash to be sufficient to meet requirements.

Sequential Page
No. 9

Year 2000

      As part of the information technology reengineering (ITR) project discussed in previous filings, the Company has nearly completed the comprehensive project to upgrade its IT systems. The portion of the ITR project that resolved the Year 2000 issue as it related to the Company’s IT systems was successfully implemented in all domestic and international locations. As a result, the Company experienced no material business disruptions at January 1, 2000 or at February 29, 2000. With regard to the IT systems that were not replaced in time to meet the change in millenium, the Company utilized outside consultants to assist with renovation to the code at a cost of approximately $2,000,000, which was equal to the original cost expectations. The total ITR project cost, which includes an enterprise-wide information system and business process reengineering, is estimated at approximately $34,000,000, excluding internal staff costs. The Company will continue to monitor its IT systems and those of its vendors and customers throughout the year.

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

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB 133, which defers the effective date of SFAS 133 for the Company until fiscal 2002. The Company currently plans to adopt SFAS 133 as required in fiscal 2002.

Certain Forward-Looking Statements

      This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results may differ depending on a number of factors including: the success of the Company’s marketing programs during the year; competitive activity; the mix of products sold and level of marketing expenditures needed to generate sales; an increase in fruit costs or costs of other significant ingredients, including sweeteners; the ability of the Company to maintain and/or improve sales and earnings performance of its nonretail business areas; foreign currency exchange rate and interest rate fluctuations; level of capital resources required for and success of future acquisitions; the ability of the Company to divest of certain assets and businesses considered nonstrategic or underperforming; and the successful implementations of the Company’s operational efficiency improvement and overhead reduction plans and its information technology reengineering project.

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

March 15, 2000	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor ———————————— BY STEVEN J. ELLCESSOR Vice President-Finance and Administration, Secretary/Treasurer, and General Counsel

/s/ Richard K. Smucker ———————————— AND RICHARD K. SMUCKER President

Sequential Page
No. 12

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No. *	Description	Page No.

27	Financial data schedules pursuant to Article 5 in Regulation S-X.

*	Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.