Form 10-K405
period 2000-04-30
SMUCKER J M CO
filed 2000-07-11
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2000

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of July 6, 2000, 14,259,429 Class A Common Shares and 14,065,851 Class B Common Shares of The J. M. Smucker Company were issued and outstanding. The aggregate market value of the voting Common Shares (Class A) held by non-affiliates of the Registrant at July 6, 2000, was $206,373,870.

      Certain sections of the Registrant’s definitive Proxy Statement, dated July 14, 2000, for the August 15, 2000 Annual Meeting of Shareholders, and of the 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II, III, and IV of this Report.

PART I

Item 1. Business

      The Company. The J. M. Smucker Company was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker’s (a registered trademark), operates in one industry, the manufacturing and marketing of food products on a worldwide basis. Unless otherwise indicated by the context, the term “Company” as used in this report means the continuing operations of The J. M. Smucker Company and its subsidiaries.

      Principal Products. The principal products of the Company are fruit spreads, dessert toppings, peanut butter, industrial fruit products, fruit and vegetable juices, juice beverages, syrups, condiments, and gift packages.

      In its domestic segment, the Company’s products are primarily sold through brokers to chain, wholesale, cooperative, independent grocery accounts and other consumer markets, to foodservice distributors and chains including hotels, restaurants, and institutions, and to other food manufacturers.

      The Company’s distribution outside the United States is principally in Canada, Australia, Mexico, Latin America, the Pacific Rim, and Greater Europe, although products are exported to other countries as well. International sales represent approximately 14% of total consolidated Company sales for fiscal 2000.

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

      Trademarks. The Company’s products are marketed under numerous trademarks owned by the Company. Major trademarks include: Smucker’s, The R. W. Knudsen Family, After The Fall, Simply Nutritious, Mary Ellen, Dickinson’s, Lost Acres, IXL, Adams, Laura Scudder’s, Simply Fruit, Good Morning, Double Fruit, Goober, Magic Shell, Sundae Syrup, Recharge, Santa Cruz Organic, Sunberry Farms, Spritzer, Smucker’s Snackers, Uncrustables, Purely Fruit and Smucker’s Baking Healthy. In addition, the Company licenses the use of several other trademarks, none of which individually is material to the Company’s business.

      Other slogans or designs considered to be important Company trademarks include (without limitation) the slogan, “With a name like Smucker’s, it has to be good”, “Over 100 Years of Family-Made Goodness”, the Smucker’s banner, the Crock Jar shape, the Gingham design, and the strawberry logo.

      Seasonality. Historically, the Company’s business has not been highly seasonal.

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

      Government Business. No material portion of the Company’s business is subject to negotiation of profits or termination of contracts at the election of the government.

      Competition. The Company is the U.S. market leader in the fruit spreads, dessert topping, health and natural foods beverages, natural peanut butter, and peanut butter combination categories. The Company’s business is highly competitive as all its brands compete for retail shelf space with other advertised and branded products as well as unadvertised and private label products. The growth of alternative store formats (i.e., warehouse club and mass merchandise stores) and changes in business practices, resulting from both technological advances and new industry techniques, have added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, advertising, and promotion.

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

      Employees. At April 30, 2000, the Company had approximately 2,250 full-time employees, worldwide.

      Segment and Geographic Information. Information concerning international operations for the years 2000, 1999, and 1998 is hereby incorporated by reference from the 2000 Annual Report to Shareholders, on pages 22 through 24 under Note B: “Operating Segments”.

Item 2. Properties

      The table below lists all the Company’s manufacturing and fruit processing facilities. All of the Company’s properties are maintained and updated on a regular basis, and the Company continues to make investment for expansion and technological improvements. The properties listed below are owned, except for the West Fargo, North Dakota location which is leased. The Company also leases property in Pottstown, Pennsylvania to a subsidiary of Flowers Industries, Inc. The corporate headquarters are located in Orrville, Ohio.

Domestic Manufacturing Locations	Products Produced

Orrville, Ohio	Fruit spreads, toppings, industrial fruit products, Smucker’s Snackers

Salinas, California	Fruit spreads, toppings, syrups

Memphis, Tennessee	Fruit spreads, toppings

Ripon, Wisconsin	Fruit spreads, toppings, condiments, industrial fruit products

New Bethlehem, Pennsylvania	Peanut butter and Goober products

Chico, California	Fruit and vegetable juices, beverages

Havre de Grace, Maryland	Fruit and vegetable juices, beverages

West Fargo, North Dakota	Frozen peanut butter and jelly sandwiches

Fruit Processing Locations	Fruit Processed

Watsonville, California	Strawberries, oranges, apples, peaches, apricots. Also, produces industrial fruit products.

Woodburn, Oregon	Strawberries, raspberries, blackberries, blueberries. Also, produces industrial fruit products.

Grandview, Washington	Grapes, cherries, strawberries, cranberries, apples, boysenberries, blackberries, red raspberries, red currants, and pear

Oxnard, California	Strawberries

International Manufacturing Locations	Products Produced

Ste-Marie, Quebec, Canada	Fruit spreads, sweet spreads, industrial products

Kyabram, Victoria, Australia	Fruit spreads, toppings, fruit pulps, fruit bars

Livingston, Scotland	Industrial fruit products

São José do Rio Pardo, Brazil	Industrial fruit products

Item 3. Legal Proceedings

      The Company is not a party to any pending legal proceeding that would be considered material.

Item 4. Submissions of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

      The information pertaining to the market for the Company’s Common Shares and other related shareholder information is hereby incorporated by reference from the Company’s 2000 Annual Report to Shareholders under the caption “Stock Price Data” on page 9.

Item 6. Selected Financial Data

      Five-year summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company’s 2000 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 8, Note A: “Accounting Policies” on pages 20 through 22, and Note C: “Nonrecurring Charge” on page 24.

Item 7. Management’s Discussion and Analysis

      Management’s discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company’s 2000 Annual Report to Shareholders, on pages 10 through 13.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk are hereby incorporated by reference from the Company’s 2000 Annual Report to Shareholders on page 13.

Item 8. Financial Statements and Supplementary Data

      Consolidated financial statements of the Company at April 30, 2000 and 1999, and for each of the three years in the period ended April 30, 2000, with the report of independent auditors and selected unaudited quarterly financial data, are hereby incorporated by reference from the Company’s 2000 Annual Report to Shareholders on page 9 and pages 14 through 31.

Item 9. Disagreements on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding directors and nominees for directorship is incorporated herein by reference from the Company’s definitive Proxy Statement, dated July 14, 2000, for the 2000 Annual Meeting of Shareholders on August 15, 2000, on pages 44 through 46, under the caption “Election of Directors”.

Executive Officers of the Company

      The names, ages as of July 1, 2000, and positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. All of the officers have held various positions with the Company for more than five years.

		Years with		Served as an
Name	Age	Company	Position	Officer Since

Timothy P. Smucker	56	31	Chairman	1973

Richard K. Smucker	52	27	President	1974

Mark R. Belgya	39	15	Corporate Controller	1997

Vincent C. Byrd	45	23	Vice President and General Manager, Consumer Market	1988

K. Edwin Dountz	58	24	Vice President-Sales	1982

Fred A. Duncan	54	22	Vice President and General Manager, Industrial Market	1984

Steven J. Ellcessor	48	14	Vice President-Finance and Administration, Secretary/Treasurer, and General Counsel	1986

Robert E. Ellis	53	22	Vice President-Human Resources	1996

Richard G. Jirsa	54	25	Vice President-Information Services	1978

Eloise L. Mackus	50	6	Vice President and General Manager, International Market	1999

John D. Milliken	55	26	Vice President-Logistics	1981

Steven T. Oakland	39	17	Vice President and General Manager, Foodservice Market	1999

Richard F. Troyak	52	21	Vice President–Operations	1998

H. Reid Wagstaff	65	24	Vice President-Government and Environmental Affairs	1994

Item 11. Executive Compensation

      Information regarding the compensation of directors and executive officers is incorporated by reference from the Company’s definitive Proxy Statement, dated July 14, 2000, for the 2000 Annual Meeting of Shareholders on August 15, 2000, beginning with “Meetings and Committees” on page 46 and continuing through “Pension Plan” on page 52.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company’s definitive Proxy Statement, dated July 14, 2000, for the 2000 Annual Meeting of Shareholders on August 15, 2000, on pages 54 through 56, under the caption “Ownership of Common Shares”.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company’s definitive Proxy Statement dated July 14, 2000, for the 2000 Annual Meeting of Shareholders on August 15, 2000, beginning with “Election of Directors” on page 44 and continuing through “Director Compensation” on page 46.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) 1, 2.	Financial Statements and Financial Statement Schedule

The index to Consolidated Financial Statements and Financial Statement Schedule is included on page F-1 of this Report.

3.	Exhibits

Exhibit
No.	Description

3(a)	1991 Amended Articles of Incorporation incorporated by reference to the 1992 Annual Report on Form 10-K.

3(b)	Amended Regulations incorporated by reference to the 1988 Annual Report on Form 10-K.

3(c)	Amendment to Amended Articles of Incorporation incorporated by reference to Form 10-Q for the quarterly period ended October 31, 1999

10(a)	Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

10(b)	1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

10(c)	Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K.

10(d)	Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K.

10(e)	1998 Equity and Performance Incentive Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 1998.

10(f)	Rights Agreement (including a Form of Certificate of Adoption of Amendment to Amended Articles of Incorporation as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto, and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) incorporated by reference to Form 8-K filed April 23, 1999.

10(g)	Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

10(h)	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

13	Excerpts from 2000 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

27	Financial Data Schedules

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

(b)	Reports on Form 8-K filed in the Fourth Quarter of 2000.

No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

(c)	The response to this portion of Item 14 is submitted as a separate section of this report.

(d)	The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 11, 2000	The J. M. Smucker Company

/s/ Steven J. Ellcessor
By: Steven J. Ellcessor Vice President — Finance and Administration, Secretary/Treasurer, and General Counsel

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Timothy P. Smucker	Chairman and Director (Principal Executive Officer)

Richard K. Smucker	President and Director (Principal Executive Officer)

Steven J. Ellcessor	Vice President—Finance and Administration, Secretary/Treasurer, and General Counsel (Principal Financial Officer)

Mark R. Belgya	Corporate Controller (Principal Accounting Officer)

Vincent C. Byrd	Director

Kathryn W. Dindo	Director

Fred A. Duncan	Director

Elizabeth Valk Long	Director

Russell G. Mawby	Director	/s/ Steven J. Ellcessor

Charles S. Mechem, Jr.	Director	By: Steven J. Ellcessor Attorney-in-Fact

William H. Steinbrink	Director	Date: July 11, 2000

Benjamin B. Tregoe, Jr.	Director

William Wrigley, Jr.	Director

THE J. M. SMUCKER COMPANY

ANNUAL REPORT ON FORM 10-K

ITEMS 14(a) (1) AND (2), (c) AND (d)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

	Form	Annual
	10-K	Report To
	Report	Shareholder

Data incorporated by reference from the 2000 Annual Report to Shareholders of The J. M. Smucker Company:

Consolidated Balance Sheets at April 30, 2000 and 1999		16 — 17

For the years ended April 30, 2000, 1999, and 1998:

Statements of Consolidated Income		15

Statements of Consolidated Cash Flows		18

Statements of Consolidated Shareholders’ Equity		19

Notes to Consolidated Financial Statements		20 — 31

Consolidated financial statement schedule at April 30, 2000, or for the years ended April 30, 2000, 1999, and 1998: II. Valuation and qualifying accounts	F-2

      All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

F-1

THE J. M. SMUCKER COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 2000, 1999, AND 1998

(Dollars in Thousands)

		Charged to	Charged to	Deduc-	Balance at
	Balance at Beginning	Costs and	Other	tions	End of
Classification	of Year	Expenses	Accounts	(A)	Year

2000:

Valuation allowance for Deferred tax assets	$1,695	$33	$—	$—	$1,728

Allowance for doubtful accounts	733	291	—	520	504

	$2,428	$324	$—	$520	$2,232

1999:

Valuation allowance for Deferred tax assets	$1,731	$(36)	$—	$—	$1,695

Allowance for doubtful accounts	428	343	—	38	733

	$2,159	$307	$—	$38	$2,428

1998:

Valuation allowance for Deferred tax assets	$2,094	$(363)	$—	$—	$1,731

Allowance for doubtful accounts	353	163	—	88	428

	$2,447	$(200)	$—	$88	$2,159

      (A) Uncollectible accounts written off, net of recoveries.

F-2