Form 10-Q
period 2000-07-31
SMUCKER J M CO
filed 2000-09-12
CIK 91419

Sequential Page
No. 1 of 13 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-5111

THE J. M. SMUCKER COMPANY

Ohio	34-0538550

State of Incorporation	IRS Identification No.

STRAWBERRY LANE
ORRVILLE, OHIO 44667
(330) 682-3000

The Company has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The Company had 24,064,781 Common Shares outstanding on August 31, 2000.

The Exhibit Index is located at Sequential Page No. 13.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

Item 1. Financial Statements

	Three Months Ended
	July 31,

	2000	1999

	(Dollars in thousands, except per
	share data)
Net sales	$163,667	$161,495

Cost of products sold	105,592	103,467

	58,075	58,028

Selling, distribution, and administrative expenses	42,009	40,795

	16,066	17,233

Other income (expense) Interest income	750	723

Interest expense	(898)	(480)

Other — net	254	367

Income before income taxes	16,172	17,843

Income taxes	6,307	6,806

Net Income	$9,865	$11,037

Net income per Common Share	$0.35	$0.38

Net income per Common Share — assuming dilution	$0.35	$0.38

Dividends declared on Class A and Class B Common Shares	$0.16	$0.15

See notes to condensed consolidated financial statements

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2000	April 30, 2000

	(Dollars in Thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$25,368	$23,773

Trade receivables, less allowances	63,194	62,518

Inventories:

Finished products	52,099	52,653

Raw materials, containers, and supplies	82,823	68,862

	134,922	121,515

Other current assets	17,115	11,996

Total Current Assets	240,599	219,802

PROPERTY, PLANT, AND EQUIPMENT

Land and land improvements	18,605	18,479

Buildings and fixtures	88,121	87,803

Machinery and equipment	215,375	214,012

Construction in progress	35,910	29,507

	358,011	349,801

Less allowances for depreciation	(179,857)	(175,153)

Total Property, Plant and Equipment	178,154	174,648

OTHER NONCURRENT ASSETS

Intangible assets	49,318	50,285

Other assets	22,479	21,319

Total Other Noncurrent Assets	71,797	71,604

	$490,550	$466,054

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$36,836	$23,190

Other current liabilities	40,883	35,669

Total Current Liabilities	77,719	58,859

NONCURRENT LIABILITIES

Long-term debt	75,000	75,000

Other noncurrent liabilities	19,321	18,722

Total Noncurrent Liabilities	94,321	93,722

SHAREHOLDERS’ EQUITY

Class A Common Shares	3,566	3,565

Class B Common Shares (Nonvoting)	3,518	3,516

Additional capital	17,554	17,190

Retained income	316,209	310,843

Less:

Deferred compensation	(2,950)	(3,091)

Amount due from ESOP	(9,223)	(9,223)

Accumulated other comprehensive loss	(10,164)	(9,327)

Total Shareholders’ Equity	318,510	313,473

	$490,550	$466,054

See notes to condensed consolidated financial statements

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31,

	2000	1999

	(Dollars in Thousands
OPERATING ACTIVITIES

Net income	$9,865	$11,037

Adjustments	4,825	(19,341)

Net cash provided by (used for) operating activities	14,690	(8,304)

INVESTING ACTIVITIES

Additions to property, plant, and equipment	(8,859)	(9,987)

Disposal of property, plant, and equipment	6	107

Other — net	363	338

Net cash used for investing activities	(8,490)	(9,542)

FINANCING ACTIVITIES

Proceeds from long-term debt	—	75,000

Reduction in short-term debt — net	—	(8,966)

Purchase of common shares	—	(5,231)

Dividends paid	(4,498)	(4,342)

Other — net	108	(33)

Net cash (used for) provided by financing activities	(4,390)	56,428

Cash flows provided by operations	1,810	38,582

Effect of exchange rate changes	(215)	(162)

Net increase in cash and cash equivalents	1,595	38,420

Cash and cash equivalents at beginning of period	23,773	681

Cash and cash equivalents at end of period	$25,368	$39,101

(   ) Denotes use of cash

See notes to condensed consolidated financial statements

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

      The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2000, are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2000.

Note B — Subsequent Events

      On August 15, 2000, the Company’s shareholders approved the Company’s shareholder value enhancement plan which combined the Class A and Class B Common Shares into a single class of common shares with terms similar to the former Class A Common Shares. In conjunction with this combination, on August 28, 2000, the Company repurchased 1,579,509 Class A and 2,693,015 Class B Common Shares at $18.50 per share. In addition to utilizing cash on hand, the Company issued $60,000,000 of senior, unsecured notes on August 23, 2000 to fund these repurchases (see Note E).

      On September 8, 2000, the Company finalized the sale of the former Mrs. Smith's real estate in Pottstown, Pennsylvania, resulting in a pretax loss of approximately $2,200,000. This transaction represents the final non-recurring charge relating to the previously announced financial review of certain businesses and assets by the Company, initiated in fiscal 2000.

Sequential Page
No. 6

Note C — Operating Segments

      The Company has two reportable segments, domestic and international. The domestic segment represents the aggregation of the consumer, foodservice, beverage, specialty foods, consumer direct, and industrial business areas. The following table sets forth operating segments information:

	Three Months Ended
	July 31,

(Dollars in thousands)	2000	1999

Net sales:

Domestic	$140,234	$140,465

International	23,433	21,030

Total net sales	$163,667	$161,495

Segment profit:

Domestic	$23,775	$26,500

International	2,151	2,414

Total segment profit	25,926	28,914

Interest income	750	723

Interest expense	(898)	(480)

Amortization expense	(1,116)	(997)

Corporate administrative expenses	(9,607)	(9,914)

Other unallocated income (expense)	1,117	(403)

Income before income taxes	$16,172	$17,843

Sequential Page
No. 7

Note D — Common Shares

      At July 31, 2000, 35,000,000 Class A Common Shares and 35,000,000 Class B Common Shares were authorized. At July 31, 2000, there were 14,263,854 and 14,070,751 outstanding shares of Class A Common and Class B Common, respectively, while 14,259,429 Class A and 14,065,851 Class B Common Shares were outstanding at April 30, 2000. Outstanding shares of each class are shown net of 1,948,434 Class A and 2,141,537 Class B treasury shares at July 31, 2000, and 1,952,859 Class A and 2,146,437 Class B treasury shares at April 30, 2000.

      On August 15, 2000, the Company’s shareholders approved combining the Company’s Class A and Class B Common Shares into a single class of common shares with terms similar to the former Class A Common Shares (see Note B).

Note E — Financing Arrangements

      The Company has an uncommitted line of credit providing up to $10,000,000 for short-term borrowings. No amounts were outstanding at July 31, 2000.

      On August 23, 2000, the Company issued $60,000,000 of senior, unsecured notes. The weighted-average interest rate on these notes is 7.83% and is payable each March 1st and September 1st. The notes mature over terms of five to ten years. These notes carry restrictions similar to the Company’s other long-term debt.

Note F — Income Per Share

      The following table sets forth the computation of earnings per Common Share and earnings per Common Share – assuming dilution:

	Three Months Ended
	July 31,

(Dollars in thousands, except per share data)	2000	1999

Numerator:

Net income	$9,865	$11,037

Denominator:

Denominator for earnings per Common Share — weighted-average shares	28,187,349	29,047,531

Effect of dilutive securities:

Stock options	2,792	130,528

Restricted stock	50,264	—

Denominator for earnings per Common Share — assuming dilution	28,240,405	29,178,059

Net income per Common Share	$0.35	$0.38

Net income per Common Share — assuming dilution	$0.35	$0.38

Sequential Page
No. 8

On August 28, 2000, the Company repurchased 1,579,509 shares of Class A and 2,693,015 shares of Class B Common Shares (see Note B).

Note G — Comprehensive Income

      During the quarter ended July 31, 2000 and 1999, total comprehensive income was $9,028,000 and $10,071,000, respectively. Comprehensive income consists of net income and foreign currency translation adjustments.

Note H — Recently Issued Accounting Standards

      In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides criteria that must be met before revenue is recognized in the financial statements. The Company currently plans to adopt SAB 101 as required in the fourth quarter of fiscal 2001. Although the Company has not yet completed its evaluation of the potential impact of adopting SAB 101 on future earnings, it does not expect the impact to be material.

      In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Consensus Ruling 00-14, Accounting for Certain Sales Incentives (EITF 00-14). EITF 00-14 addresses the accounting for sales incentives offered to consumers and requires reporting of cash incentives as a reduction of revenue rather than as a selling expense. The Company currently plans to adopt EITF 00-14 as required in the fourth quarter of fiscal 2001. Adopting EITF 00-14 will not impact future earnings.

Note I — Reclassifications

      Certain prior year amounts have been reclassified to conform to current year classifications.

Sequential Page
No. 9

Item 2. Management’s Discussion and Analysis

      This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month periods ended July 31, 2000 and 1999, respectively.

Results of Operations

      Sales for the first quarter were up approximately one percent, to $163,667,000 from $161,495,000 in the prior year.

      In the domestic segment, sales were even with last year as increases in the consumer, foodservice, and specialty areas were offset by declines in the beverage area and in domestic industrial sales. In the consumer area, grocery market fruit spread sales led the increase, as the Company’s share of the fruit spreads remained strong and growing. The foodservice growth came from increased distribution and sales of Smucker’s Uncrustables, the Company’s thaw and serve peanut butter and jelly sandwich. In the specialty area, sales of Dickinson’s branded products increased, as did sales of specialty products packed for branded customers.

      Sales in the international segment increased by 11%. The increase was due in part to the addition of new industrial businesses in Scotland and Brazil. In addition, solid growth in the Company’s Canadian business helped contribute to the overall sales increase in the international segment. This growth occurred despite the impact of unfavorable exchange rates, primarily in Australia. Had exchange rates remained constant with fiscal year 2000, sales in the international area would have been approximately $977,000 higher.

      Cost of products increased to 64.5% of net sales compared to 64.1% last year as a result of the continuing impact of higher fruit costs from last year. Selling, distribution and administrative costs increased primarily due to increases in marketing expenses related to the introduction of new products.

      Interest expense increased over the prior year due to the long-term debt placement completed during the first quarter of last year. During the quarter the Company capitalized approximately $305,000 in interest associated with the Company’s information technology reengineering project.

Financial Condition — Liquidity and Capital Resources

      The financial position of the Company remains strong with an increase in cash and cash equivalents of $1,595,000 during the first quarter. Significant uses of cash during the quarter were capital expenditures and the payment of dividends.

      In May 2000, the Company announced plans for a shareholder value enhancement plan. In August 2000, the Company obtained shareholder approval to combine the Class A and Class B Common Shares into a single class of common shares with terms similar to the former Class A Common Shares. In conjunction with this combination, on August 28, 2000, the Company repurchased 1,579,509 Class A and 2,693,015 Class B Common Shares at $18.50 per share. The Company funded these repurchases with a combination of proceeds from the issuance of senior, unsecured notes in the amount of $60,000,000 and cash on hand. The

Sequential Page
No. 10

weighted-average interest rate on these notes is 7.83% and is payable each March 1st and September 1st. The notes mature over terms of five to ten years.

      On September 8, 2000, the Company finalized the sale of the former Mrs. Smith's real estate in Pottstown, Pennsylvania, resulting in a pretax loss of approximately $2,200,000. This transaction represents the final non-recurring charge relating to the previously announced financial review of certain businesses and assets by the Company, initiated in fiscal 2000.

      The Company believes that cash on hand together with cash generated by operations, proceeds from long-term debt placements, and lines of credit will be sufficient to meet its fiscal 2001 requirements, including the payment of dividends and interest on outstanding debt.

Recently Issued Accounting Standards

      In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides criteria that must be met before revenue is recognized in the financial statements. The Company currently plans to adopt SAB 101 as required in the fourth quarter of fiscal 2001. Although the Company has not yet completed its evaluation of the potential impact of adopting SAB 101 on future earnings, it does not expect the impact to be material.

      In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Consensus Ruling 00-14, Accounting for Certain Sales Incentives (EITF 00-14). EITF 00-14 addresses the accounting for sales incentives offered to consumers and requires reporting of cash incentives as a reduction of revenue rather than as a selling expense. The Company currently plans to adopt EITF 00-14 as required in the fourth quarter of fiscal 2001. Adopting EITF 00-14 will not impact future earnings.

Certain Forward-Looking Statements

      This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results may differ, depending on a number of factors, including: the success of the Company’s marketing programs during the coming year; competitive activity; the mix of products sold and level of marketing expenditures needed to generate sales; an increase in fruit costs or costs of other significant ingredients, including sweeteners; the ability of the Company to maintain and/or improve sales and earnings performance of its nonretail business areas; foreign currency exchange and interest rate fluctuations; level of capital resources required for and success of future acquisitions; and the successful implementation of the Company’s ITR project.

Sequential Page
No. 11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Index of Exhibits that appears on Sequential Page No. 13 of this report.

(b)	Reports on Form 8-K

On May 16, 2000, the Company filed two Current Reports on Form 8-K with the Securities and Exchange Commission reporting that (1) it issued a press release announcing a share consolidation and stock buyback plan to enhance shareholder value, and (2) it issued a press release announcing preliminary operating results for the year ended April 30, 2000.

Sequential Page
No. 12

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 12, 2000	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor BY STEVEN J. ELLCESSOR Vice President-Finance and Administration, Secretary/Treasurer, and General Counsel

/s/ Richard K. Smucker AND RICHARD K. SMUCKER President

Sequential Page
No. 13

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No.*	Description	Page No.

27	Financial data schedules pursuant to Article 5 in Regulation S-X.

*	Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.