Form 10-Q
period 2000-10-31
SMUCKER J M CO
filed 2000-12-12
CIK 91419

PART I. FINANCIAL INFORMATION
THE J. M. SMUCKER COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
INDEX OF EXHIBITS
Exhibit 3(A)--Amended Articles of Incorporation
Exhibit 3(B)--Regulations as amended Aug. 28, 2000
Exhibit 10--Note Purchase Agreement
Exhibit 27--Financial Data Schedule

Sequential Page
No. 1 of 12 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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

The Company had 24,186,382 Common Shares outstanding on October 31, 2000.

The Exhibit Index is located at Sequential Page No. 12.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2000	1999	2000	1999

	(Dollars in thousands, except per share data)

Net sales	$166,862	$163,965	$330,529	$325,460

Cost of products sold	110,374	109,092	215,966	212,559

	56,488	54,873	114,563	112,901

Selling, distribution, and administrative expenses	42,776	39,804	84,785	80,599

Nonrecurring charge	2,152	—	2,152	—

	11,560	15,069	27,626	32,302

Other income (expense)
Interest income	712	755	1,462	1,478

Interest expense	(1,968)	(853)	(2,866)	(1,333)

Other — net	(195)	250	59	617

Income before income taxes	10,109	15,221	26,281	33,064

Income taxes	3,931	5,832	10,238	12,638

Net income	$6,178	$9,389	$16,043	$20,426

Net income per Common Share	$0.25	$0.33	$0.60	$0.71

Net income per Common Share assuming dilution	$0.24	$0.32	$0.60	$0.70

Dividends declared on Common Shares	$0.16	$0.15	$0.32	$0.30

See notes to condensed consolidated financial statements

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2000	April 30, 2000

	(Dollars in Thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$9,207	$23,773

Trade receivables, less allowances	64,416	62,518

Inventories:

Finished products	50,328	52,653

Raw materials, containers, and supplies	81,874	68,862

	132,202	121,515

Other current assets	13,185	11,996

Total Current Assets	219,010	219,802

PROPERTY, PLANT, AND EQUIPMENT

Land and land improvements	17,475	18,479

Buildings and fixtures	78,198	87,803

Machinery and equipment	229,405	214,012

Construction in progress	26,564	29,507

	351,642	349,801

Less allowances for depreciation	(180,737)	(175,153)

Total Property, Plant and Equipment	170,905	174,648

OTHER NONCURRENT ASSETS

Intangible assets	47,374	50,285

Other assets	24,821	21,319

Total Other Noncurrent Assets	72,195	71,604

	$462,110	$466,054

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$33,557	$23,190

Other current liabilities	35,931	35,669

Total Current Liabilities	69,488	58,859

NONCURRENT LIABILITIES

Long-term debt	135,000	75,000

Other noncurrent liabilities	19,179	18,722

Total Noncurrent Liabilities	154,179	93,722

SHAREHOLDERS’ EQUITY

Common Shares	6,047	7,081

Additional capital	14,833	17,190

Retained income	243,162	310,843

Less:

Deferred compensation	(2,808)	(3,091)

Amount due from ESOP	(8,925)	(9,223)

Accumulated other comprehensive loss	(13,866)	(9,327)

Total Shareholders’ Equity	238,443	313,473

	$462,110	$466,054

See notes to condensed consolidated financial statements

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,

	2000	1999

	(Dollars in Thousands)
OPERATING ACTIVITIES

Net income	$16,043	$20,426

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	10,827	10,857

Amortization	2,228	2,137

Nonrecurring charge, net of tax benefit	1,313	—

Other adjustments	(1,463)	(54,434)

Net cash provided by (used for) operating activities	28,948	(21,014)

INVESTING ACTIVITIES

Additions to property, plant, and equipment	(16,202)	(16,462)

Disposal of property, plant, and equipment	140	131

Other — net	733	681

Net cash used for investing activities	(15,329)	(15,650)

FINANCING ACTIVITIES

Proceeds from long-term debt	60,000	75,000

Reduction in short-term debt — net	—	(8,966)

Purchase of common shares	(80,419)	(6,517)

Dividends paid	(8,997)	(8,664)

Other — net	1,832	212

Net cash (used for) provided by financing activities	(27,584)	51,065

Cash flows (used for) provided by operations	(13,965)	14,401

Effect of exchange rate changes	(601)	109

Net (decrease) increase in cash and cash equivalents	(14,566)	14,510

Cash and cash equivalents at beginning of period	23,773	681

Cash and cash equivalents at end of period	$9,207	$15,191

( ) Denotes use of cash

See notes to condensed consolidated financial statements

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

      The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2000, are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2000.

Note B — Common Shares

      At October 31, 2000, 70,000,000 Common Shares were authorized. There were 24,186,382 and 28,325,280 shares outstanding at October 31, 2000 and April 30, 2000, respectively. Shares outstanding are shown net of 8,238,194 and 4,099,296 treasury shares at October 31, 2000 and April 30, 2000, respectively.

      In August 2000, the Company combined the Class A and Class B Common Shares into a single class of Common Shares with terms similar to the former Class A Common Shares. In conjunction with this combination, the Company repurchased 4,272,524 Common Shares at $18.50 per share. The Company incurred approximately $1,310,000 of expenses related to the combination and repurchase of Common Shares. These amounts were recorded as a reduction of shareholders’ equity. Prior year share information has been reclassified to conform to current year classification.

Sequential Page
No. 6

Note C — Operating Segments

      The Company has two reportable segments, domestic and international. The domestic segment represents the aggregation of the consumer, foodservice, beverage, specialty foods, consumer direct, and industrial business areas. The following table sets forth operating segments information:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

(Dollars in thousands)	2000	1999	2000	1999

Net sales:

Domestic	$143,429	$144,087	$283,663	$284,552

International	23,433	19,878	46,866	40,908

Total net sales	$166,862	$163,965	$330,529	$325,460

Segment profit:

Domestic	$22,342	$24,551	$46,117	$51,051

International	1,888	1,958	4,039	4,372

Total segment profit	24,230	26,509	50,156	55,423

Interest income	712	755	1,462	1,478

Interest expense	(1,968)	(853)	(2,866)	(1,333)

Amortization expense	(1,112)	(1,140)	(2,228)	(2,137)

Nonrecurring charge	(2,152)	—	(2,152)	—

Corporate administrative expenses	(10,163)	(9,636)	(19,770)	(19,550)

Other unallocated income (expense)	562	(414)	1,679	(817)

Income before income taxes	$10,109	$15,221	$26,281	$33,064

Note D — Financing Arrangements

      The Company has an uncommitted line of credit providing up to $65,000,000 for short-term borrowings. No amounts were outstanding at October 31, 2000.

Long-term debt consists of the following:

(Dollars in thousands)	October 31, 2000	April 30, 2000

6.77% Senior, unsecured notes due June 1, 2009	$75,000	$75,000

7.70% Series A senior, unsecured notes due September 1, 2005	17,000	—

7.87% Series B senior, unsecured notes due September 1, 2007	33,000	—

7.94% Series C senior, unsecured notes due September 1, 2010	10,000	—

Total long-term debt	$135,000	$75,000

Interest on the notes is paid semiannually. Among other restrictions, the note purchase agreements contain certain covenants relating to liens, consolidated net worth, and sale of assets as defined in the agreement. The Company is in compliance with all covenants.

Sequential Page
No. 7

Note E — Income Per Share

      The following table sets forth the computation of earnings per Common Share and earnings per Common Share — assuming dilution:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2000	1999	2000	1999

	(Dollars in thousands, except per share data)
Numerator:
Net income	$6,178	$9,389	$16,043	$20,426

Denominator:
Denominator for earnings per Common Share — weighted-average shares	25,213,864	28,840,103	26,700,608	28,943,816

Effect of dilutive securities:

Stock options	111,617	74,007	57,205	102,268

Restricted stock	78,092	41,854	64,178	12,755

Denominator for earnings per Common Share — assuming dilution	25,403,573	28,955,964	26,821,991	29,058,839

Net income per Common Share	$0.25	$0.33	$0.60	$0.71

Net income per Common Share — assuming dilution	$0.24	$0.32	$0.60	$0.70

Note F — Comprehensive Income

      During the three-month periods ended October 31, 2000 and 1999, total comprehensive income was $2,476,000 and $8,950,000, respectively. Total comprehensive income for the six-month periods ended October 31, 2000 and 1999 was $11,504,000 and $19,021,000, respectively. Comprehensive income consists of net income and foreign currency translation adjustments.

Note G — Recently Issued Accounting Standards

      In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides criteria that must be met before revenue is recognized in the financial statements. The Company currently plans to adopt SAB 101 in the fourth quarter of fiscal 2001. Although the Company has not yet completed its evaluation of the potential impact of adopting SAB 101 on future earnings, it does not expect the impact to be significant.

      In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Consensus Ruling 00-14, Accounting for Certain Sales Incentives (EITF 00-14). EITF 00-14 addresses the accounting for sales incentives offered to consumers and requires reporting of cash incentives as a reduction of revenue rather than as a selling expense. The Company currently plans to adopt EITF 00-14 in the fourth quarter of fiscal 2001. Adopting EITF 00-14 will not impact future earnings.

Note H — Reclassifications

      Certain prior year amounts have been reclassified to conform to current year classifications.

Sequential Page
No. 8

Item 2. Management’s Discussion and Analysis

      This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and six-month periods ended October 31, 2000 and 1999, respectively.

Results of Operations

      Sales for the second quarter were $166,862,000, up 2% over last year’s $163,965,000 while sales for the six-month period were $330,529,000 compared to $325,460,000 a year ago.

      Sales in the domestic segment were flat compared to last year’s second quarter. The Company’s consumer business grew 2%, with continued strong share-of-market results in fruit spreads and toppings. The sales growth came from the warehouse club-store channel where sales nearly doubled last year’s second quarter. Military sales were also up. The Company continued to see growth in its foodservice business, driven in large part by the continued success of the Smucker’s Uncrustables line of thaw-and-serve peanut butter and jelly sandwiches. Sales in the beverage area, which had lagged the previous year for the first five months, rebounded strongly in October to finish the quarter 3% ahead of last year . The specialty business was also up for the quarter due primarily to new product sales. Sales in the domestic industrial business were off from the prior year as it continued to be adversely affected by softness in the businesses of certain of its ingredient customers.

      In the international segment, sales were up 18% for the quarter, and 15% year to date, primarily due to the Company’s new businesses in Scotland and Brazil, along with continued growth in the Canadian business. This growth occurred despite the impact of unfavorable exchange rates, primarily in Australia, and soft sales in the Company’s European market. Had exchange rates held constant with the prior year, international sales would have been up 24% and 20% on a quarter and year-to-date basis, respectively.

      The cost of products sold during the quarter decreased slightly from 66.5% to 66.1% as the Company began to benefit from the lower cost of fruit packed during the summer months. These lower costs helped offset the impact of higher costs experienced in the first quarter, and lowered the cost of products sold for the first half of the year to 65.3% which is comparable to the same period last year.

      Selling, distribution and administrative expenses increased primarily due to increased marketing costs related to the introduction of new products and increased administrative costs associated with the continued rollout of the Company’s information technology reengineering (ITR) project.

      During the quarter the Company finalized the sale of the former Mrs. Smith’s real estate in Pottstown, Pennsylvania, resulting in a pretax loss of approximately $2,152,000 or $.05 per share. This transaction represents the final nonrecurring charge relating to the previously announced financial review of certain businesses and assets by the Company, initiated in fiscal 2000. The total amount of nonrecurring charges taken in connection with the review was $16,644,000, with $14,492,000 of that amount taken in fiscal 2000 and the remainder in the current quarter.

      Interest expense increased over the prior year due to the long-term debt placement completed during the quarter. During the quarter the Company capitalized approximately $172,000 in interest associated with the Company’s ITR project. Year to date, the Company has capitalized approximately $477,000 in interest associated with the ITR project.

Sequential Page
No. 9

      The effective income tax rate increased from last year primarily due to tax credits included in the prior year rate.

Financial Condition — Liquidity and Capital Resources

      The financial position of the Company remains strong despite a decrease in cash and cash equivalents of $14,566,000 during the first half of the year.

      During the second quarter, the Company repurchased 4,272,524 Common Shares at $18.50 per share in conjunction with the shareholder value enhancement plan approved by shareholders at their annual meeting in August. In addition, the Company incurred approximately $1,310,000 of expenses related to the combination of Class A and Class B Common Shares and the repurchase of Common Shares which was recorded as a reduction of shareholders’ equity. The Company funded these repurchases with a combination of proceeds from the issuance of senior, unsecured notes in the amount of $60,000,000 and cash on hand. The weighted-average interest rate on these notes is 7.83% and is payable each March 1st and September 1st. The notes mature over terms of five to ten years.

      In addition to the share repurchase, other significant uses of cash during both the quarter and six-month period, included the seasonal procurement of fruit, capital expenditures, and the payment of dividends. Looking forward, the Company believes that cash on hand together with cash generated by operations, proceeds from the long-term debt placement, and available lines of credit will be sufficient to meet its fiscal 2001 cash requirements, including the payment of dividends and interest on debt outstanding.

Recently Issued Accounting Standards

      In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides criteria that must be met before revenue is recognized in the financial statements. The Company currently plans to adopt SAB 101 in the fourth quarter of fiscal 2001. Although the Company has not yet completed its evaluation of the potential impact of adopting SAB 101 on future earnings, it does not expect the impact to be significant.

      In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Consensus Ruling 00-14, Accounting for Certain Sales Incentives (EITF 00-14). EITF 00-14 addresses the accounting for sales incentives offered to consumers and requires reporting of cash incentives as a reduction of revenue rather than as a selling expense. The Company currently plans to adopt EITF 00-14 in the fourth quarter of fiscal 2001. Adopting EITF 00-14 will not impact future earnings.

Certain Forward-Looking Statements

      This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the success and cost of introducing new products, cost associated with the implementation of new business and information systems, the ability of the Company to manage effectively capacity constraints relating to new products, raw material and ingredient cost trends, and foreign currency exchange and interest rate fluctuations.

Sequential Page
No. 10

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of shareholders of the Company was held on August 15, 2000. At the meeting, the names of Fred A. Duncan, Charles S. Mechem, Jr., and Timothy P. Smucker were placed in nomination for the Board of Directors to serve three-year terms ending in 2003. All three nominees were elected with the results as follows:

	Votes For	Votes Withheld	Broker Nonvotes

Fred A. Duncan	53,714,402	386,687	0

Charles S. Mechem, Jr.	53,768,056	333,033	0

Timothy P. Smucker	53,577,734	523,345	10

The shareholders also voted on the combination of Class A and Class B Common Shares and the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2001 fiscal year. The measures were approved as follows:

	Votes For	Votes Against	Abstentions	Broker Nonvotes

Combination of Common Shares	62,680,137	339,500	507,241	850,223

Appointment of Auditors	53,617,598	119,694	323,855	39,942

Only Class A shareholders were eligible to vote on the election of directors and appointment of auditors. Both Class A and Class B shareholders were eligible to vote on the share combination.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Index of Exhibits that appears on Sequential Page No. 12 of this report.

(b)	Reports on Form 8-K

On August 15, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the results of the shareholder voting at the annual meeting. It was noted that the previously announced shareholder value enhancement plan received the required approval of shareholders at the annual meeting.

On August 30, 2000 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that legal filings necessary to combine the Class A and Class B Common Shares into a new class of Common Shares had been completed. The Company’s new Common Shares began trading on the New York Stock Exchange under the symbol “SJM” on August 29, 2000.

Sequential Page
No. 11

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 12, 2000	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor

BY STEVEN J. ELLCESSOR Vice President-Finance and Administration, Secretary/Treasurer, and General Counsel

/s/ Richard K. Smucker

AND RICHARD K. SMUCKER President

Sequential Page
No. 12

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No. *	Description	Page No.

3(a)	Amended Articles of Incorporation of The J. M. Smucker Company As in Effect as of August 28, 2000

3(b)	Regulations As Amended August 28, 2000

10	Note Purchase Agreement (Dated as of August 23, 2000)

27	Financial data schedules pursuant to Article 5 in Regulation S-X.

             *   Exhibits 2, 3, 4, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.