Form 10-Q
period 2001-01-31
SMUCKER J M CO
filed 2001-03-16
CIK 91419

FORM 10-Q
PART I. FINANCIAL INFORMATION
THE J. M. SMUCKER COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS
THE J. M. SMUCKER COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THE J. M. SMUCKER COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
INDEX OF EXHIBITS
EXHIBIT 27 FINANCIAL DATA SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

The Company had 24,260,673 Common Shares outstanding on January 31, 2001.

The Exhibit Index is located at Sequential Page No. 13.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2001	2000	2001	2000

	(Dollars in thousands, except per share data)
Net sales	$151,020	$150,428	$481,549	$475,888

Cost of products sold	96,510	95,937	312,476	308,496

	54,510	54,491	169,073	167,392

Selling, distribution, and administrative expenses	41,758	41,437	126,543	122,036

Nonrecurring charge	—	4,805	2,152	4,805

	12,752	8,249	40,378	40,551

Other income (expense)

Interest income	568	578	2,030	2,056

Interest expense	(2,192)	(1,284)	(5,058)	(2,617)

Other – net	(290)	173	(231)	790

Income before income taxes	10,838	7,716	37,119	40,780

Income taxes	3,945	2,753	14,183	15,391

Net income	$6,893	$4,963	$22,936	$25,389

Net income per Common Share	$0.29	$0.17	$0.89	$0.88

Net income per Common Share assuming dilution	$0.28	$0.17	$0.88	$0.88

Dividends declared on Common Shares	$0.16	$0.15	$0.48	$0.45

See notes to condensed consolidated financial statements

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2001	April 30, 2000

	(Dollars in Thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$30,788	$23,773

Trade receivables, less allowances	52,459	62,518

Inventories:

Finished products	52,611	52,653

Raw materials, containers, and supplies	69,453	68,862

	122,064	121,515

Other current assets	14,301	11,996

Total Current Assets	219,612	219,802

PROPERTY, PLANT, AND EQUIPMENT

Land and land improvements	17,539	18,479

Buildings and fixtures	79,938	87,803

Machinery and equipment	232,372	214,012

Construction in progress	28,759	29,507

	358,608	349,801

Less allowances for depreciation	(186,223)	(175,153)

Total Property, Plant and Equipment	172,385	174,648

OTHER NONCURRENT ASSETS

Intangible assets	46,907	50,285

Other assets	24,994	21,319

Total Other Noncurrent Assets	71,901	71,604

	$463,898	$466,054

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$27,626	$23,190

Other current liabilities	37,016	35,669

Total Current Liabilities	64,642	58,859

NONCURRENT LIABILITIES

Long-term debt	135,000	75,000

Other noncurrent liabilities	18,991	18,722

Total Noncurrent Liabilities	153,991	93,722

SHAREHOLDERS’ EQUITY

Common Shares	6,065	7,081

Additional capital	17,363	17,190

Retained income	245,732	310,843

Less:

Deferred compensation	(2,415)	(3,091)

Amount due from ESOP	(8,925)	(9,223)

Accumulated other comprehensive loss	(12,555)	(9,327)

Total Shareholders’ Equity	245,265	313,473

	$463,898	$466,054

See notes to condensed consolidated financial statements

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,

	2001	2000

	(Dollars in Thousands)
OPERATING ACTIVITIES

Net income	$22,936	$25,389

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	16,361	15,622

Amortization	3,329	3,328

Nonrecurring charge, net of tax benefit	1,313	3,192

Other adjustments	15,031	(42,241)

Net cash provided by operating activities	58,970	5,290

INVESTING ACTIVITIES

Additions to property, plant, and equipment	(22,832)	(21,402)

Businesses acquired — net of cash	—	(5,298)

Disposal of property, plant, and equipment	153	505

Other – net	1,110	1,031

Net cash used for investing activities	(21,569)	(25,164)

FINANCING ACTIVITIES

Proceeds from long-term debt	60,000	75,000

Reduction in short-term debt – net	—	(8,966)

Purchase of Common Shares	(80,965)	(14,587)

Dividends paid	(12,834)	(12,965)

Other – net	3,750	643

Net cash (used for) provided by financing activities	(30,049)	39,125

Effect of exchange rate changes	(337)	113

Net increase in cash and cash equivalents	7,015	19,364

Cash and cash equivalents at beginning of period	23,773	681

Cash and cash equivalents at end of period	$30,788	$20,045

(  ) Denotes use of cash

See notes to condensed consolidated financial statements

THE J. M. SMUCKER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

      The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2001, are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2000.

Note B – Common Shares

      At January 31, 2001, 70,000,000 Common Shares were authorized. There were 24,260,673 and 28,325,280 shares outstanding at January 31, 2001 and April 30, 2000, respectively. Shares outstanding are shown net of 8,163,903 and 4,099,296 treasury shares at January 31, 2001 and April 30, 2000, respectively.

      In August 2000, the Company combined the Class A and Class B Common Shares into a single class of Common Shares with terms similar to the former Class A Common Shares. In conjunction with this combination, the Company repurchased 4,272,524 Common Shares at $18.50 per share. The Company incurred approximately $1,363,000 of expenses related to the combination and repurchase of Common Shares. These amounts were recorded as a reduction of shareholders’ equity. Prior year share information has been reclassified to conform to current year classification.

Note C – Operating Segments

      The Company has two reportable segments, domestic and international. The domestic segment represents the aggregation of the consumer, foodservice, beverage, specialty foods, consumer direct, and industrial business areas. The following table sets forth operating segments information:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

(Dollars in thousands)	2001	2000	2001	2000

Net sales:

Domestic	$129,313	$127,016	$412,976	$411,568

International	21,707	23,412	68,573	64,320

Total net sales	$151,020	$150,428	$481,549	$475,888

Segment profit:

Domestic	$20,696	$22,314	$66,813	$73,365

International	1,882	2,551	5,921	6,923

Total segment profit	22,578	24,865	72,734	80,288

Interest income	568	578	2,030	2,056

Interest expense	(2,192)	(1,284)	(5,058)	(2,617)

Amortization expense	(1,101)	(1,191)	(3,329)	(3,328)

Nonrecurring charge	—	(4,805)	(2,152)	(4,805)

Corporate administrative expenses	(10,297)	(9,398)	(30,067)	(28,948)

Other unallocated income (expense)	1,282	(1,049)	2,961	(1,866)

Income before income taxes	$10,838	$7,716	$37,119	$40,780

      Note D – Financing Arrangements

      The Company has uncommitted lines of credit providing up to $65,000,000 for short-term borrowings. No amounts were outstanding at January 31, 2001.

      Long-term debt consists of the following:

(Dollars in thousands)	January 31, 2001	April 30, 2000

6.77% Senior, unsecured notes due June 1, 2009	$75,000	$75,000

7.70% Series A senior, unsecured notes due September 1, 2005	17,000	—

7.87% Series B senior, unsecured notes due September 1, 2007	33,000	—

7.94% Series C senior, unsecured notes due September 1, 2010	10,000	—

Total long-term debt	$135,000	$75,000

      Interest on the notes is paid semiannually. Among other restrictions, the note purchase agreements contain certain covenants relating to liens, consolidated net worth, and sale of assets as defined in the agreement. The Company is in compliance with all covenants.

Note E – Income Per Share

      The following table sets forth the computation of earnings per Common Share and earnings per Common Share – assuming dilution:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2001	2000	2001	2000

	(Dollars in thousands, except per share data)
Numerator:

Net income	$6,893	$4,963	$22,936	$25,389

Denominator:

Denominator for earnings per Common Share – weighted-average shares	24,089,174	28,544,401	25,830,130	28,810,677

Effect of dilutive securities:

Stock options	230,500	21,179	114,970	75,238

Restricted stock	94,454	37,285	74,270	20,931

Denominator for earnings per Common Share – assuming dilution	24,414,128	28,602,865	26,019,370	28,906,846

Net income per Common Share	$0.29	$0.17	$0.89	$0.88

Net income per Common Share – assuming dilution	$0.28	$0.17	$0.88	$0.88

Note F – Comprehensive Income

      During the three-month periods ended January 31, 2001 and 2000, total comprehensive income was $8,204,000 and $5,294,000, respectively. Total comprehensive income for the nine-month periods ended January 31, 2001 and 2000 was $19,708,000 and $24,315,000, respectively. Comprehensive income consists of net income and foreign currency translation adjustments.

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

      In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Consensus Ruling 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 addresses the accounting for shipping and handling costs billed to customers and prohibits the netting of such costs against the related revenue. The Company currently plans to adopt EITF 00-10 in the fourth quarter of fiscal 2001. Adopting EITF 00-10 will not impact future earnings.

      Note H – Reclassifications

      Certain prior year amounts have been reclassified to conform to current year classifications.

Item 2. Management’s Discussion and Analysis

      This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month and nine-month periods ended January 31, 2001 and 2000.

Results of Operations

      Sales for the third quarter ended January 31, 2001 were $151,020,000, compared to $150,428,000 in the prior year third quarter while sales for the nine-months ended January 31, 2001 were $481,549,000, up 1% over sales of $475,888,000 for the same period last year.

      Sales in the domestic segment were up 2% for the quarter, and flat year to date. In the quarter, the Company’s consumer business grew 2%, with continued strong share-of-market results in the fruit spreads categories. The sales growth came from the warehouse club-store and mass retail channels with both achieving comparable quarter increases in excess of 30%. The Company continued to see growth in its foodservice business, driven in large part by the continued success of the Smucker’s Uncrustables line of thaw-and-serve peanut butter and jelly sandwiches. However, sales of traditional portion control items were down for the quarter. The specialty business was up for the quarter due primarily to new product sales. In the beverage area, sales of The R. W. Knudsen Family and Santa Cruz Organic products continue to grow. However, overall beverage sales were flat to last year, both for the quarter and year to date, due to softness in After the Fall brand sales.

      In the industrial area, sales of both new and existing bakery ingredient products increased for the quarter. On a year-to-date basis, however, domestic industrial business is behind last year in sales due to lower than planned orders from certain major customers. While sales to new customers are expected to make up part of the shortfall, it is likely that domestic industrial results for the year will fall short of fiscal 2000 results.

      Although the Canadian business continues to perform well, total sales in the international segment were down 7% in the quarter, due primarily to the impact of exchange rates and increased competitive activity in the Company’s Australian market. Sales in the Company’s Mexican market were also down. The impact of a strong U.S. dollar, primarily in comparison to the Australian and Canadian dollars, resulted in a decrease in the third quarter sales of approximately $1,700,000 compared to last year’s third quarter. Sales for the international segment were up 7% year to date, due to a full year inclusion of the Company’s Brazilian operation. Had exchange rates remained constant with the prior year, international sales would have been approximately $4,000,000 higher for the first nine months.

      The cost of products sold during the quarter increased slightly from 63.8% to 63.9%. During the quarter, the Company continued to benefit from the lower cost of fruit packed during the summer months. However, these savings were partially offset by the impact of revaluing carryover fruit inventories (i.e., fruit packed in the prior fiscal year) to reflect the current lower cost. The savings were also offset by increased energy costs, which were up 40% for the quarter. On a year-to-date basis, cost of products sold was 64.9% compared to 64.8% for the same period last year.

      Selling, distribution, and administrative (SD&A) expenses increased modestly for the quarter primarily due to a 12% increase in distribution costs. For the first nine months, SD&A increased as a percent of sales from 25.6% to 26.3%, due to increased marketing costs related to the introduction of new products and increased administrative costs associated with the rollout of the Company’s information technology reengineering (ITR) project. With regard to the ITR project, implementation of the primary elements is largely complete and remains substantially on plan with regard to costs. The Company is currently reexamining the implementation schedule for the remaining modules taking into consideration overall resource requirements and relative benefit.

      Interest expense increased over the prior year due to the long-term debt placement completed earlier in the year. During the quarter the Company capitalized approximately $159,000 in interest associated with the Company’s ITR project. Year to date, the Company has capitalized approximately $636,000 in interest associated with the ITR project.

      The effective income tax rate increased from last year primarily due to tax credits included in the prior year rate.

Financial Condition – Liquidity and Capital Resources

      The financial position of the Company remains strong with an increase in cash and cash equivalents of $7,015,000 during the first nine months of the year. This increase in cash has occurred despite the fact that approximately $20 million of on-hand cash was used in conjunction with the stock repurchase discussed below. The favorable cash position is primarily the result of active management of inventory and accounts receivable levels, down $18,183,000 and $3,107,000, respectively, compared to January 31, 2000.

      During the first nine months of the current fiscal year, the Company repurchased 4,272,524 Common Shares at $18.50 per share in conjunction with the shareholder value enhancement plan approved by shareholders at their annual meeting in August. In addition, the Company incurred approximately $1,363,000 of expenses related to the combination of Class A and Class B Common Shares and the repurchase of Common Shares which was recorded as a reduction of shareholders’ equity. The Company funded these repurchases with a combination of proceeds from the issuance of senior, unsecured notes in the amount of $60,000,000 and cash on hand. The weighted-average interest rate on these notes is 7.83% and is payable each March 1st and September 1st. The notes mature over terms of five to ten years.

      In addition to the share repurchase, other significant uses of cash during both the quarter and nine-month period, included the seasonal procurement of fruit, capital expenditures, and the payment of dividends. Looking forward, the Company believes that cash on hand together with cash generated by operations, proceeds from the long-term debt placement, and available lines of credit will be sufficient to meet its fiscal 2001 cash requirements, including the payment of dividends and interest on debt outstanding.

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

      In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Consensus Ruling 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 addresses the accounting for shipping and handling costs billed to customers and prohibits the netting of such costs against the related revenue. The Company currently plans to adopt EITF 00-10 in the fourth quarter of fiscal 2001. Adopting EITF 00-10 will not impact future earnings.

Certain Forward-Looking Statements

      This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the success and cost of introducing new products, the ability of business areas to achieve sales targets and the costs associated with attempting to do so, cost associated with the implementation of new business and information systems, the ability of the Company to manage effectively capacity constraints relating to new products, raw material and ingredient cost trends, and foreign currency exchange and interest rate fluctuations.

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

March 15, 2001	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor

BY STEVEN J. ELLCESSOR

Vice President-Finance and Administration, Secretary/Treasurer, and General Counsel

/s/ Richard K. Smucker

AND RICHARD K. SMUCKER President and Co-Chief Executive Officer

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No. *	Description	Page No.

27	Financial data schedules pursuant to Article 5 in Regulation S-X.

*	Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.