Form 10-K
period 2001-04-30
SMUCKER J M CO
filed 2001-07-24
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2001

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5111

THE J. M. SMUCKER COMPANY

Ohio	34-0538550

State of Incorporation	I.R.S. Employer Identification No.

One Strawberry Lane
Orrville, Ohio 44667-0280
Principal executive offices

Telephone number: (330) 682-3000

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, no par value	Registered on the

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at least the past 90 days.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      As of July 17, 2001, 24,419,354 Common Shares of The J. M. Smucker Company were issued and outstanding. The aggregate market value of the Common Shares held by nonaffiliates of the Registrant at July 17, 2001, was $510,687,264.

      Certain sections of the Registrant’s definitive Proxy Statement, dated July 10, 2001, for the August 14, 2001 Annual Meeting of Shareholders, and of the 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II, III, and IV of this Report.

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

      Principal Products. The principal products of the Company are fruit spreads, dessert toppings, peanut butter, frozen peanut butter and jelly sandwiches, industrial fruit products, fruit and vegetable juices, beverages, syrups, condiments, and gift packages.

      In its domestic segment, the Company’s products are primarily sold through brokers to chain, wholesale, cooperative, independent grocery accounts and other consumer markets, to foodservice distributors and chains including hotels, restaurants, schools and other institutions, and to other food manufacturers.

      The Company’s distribution outside the United States is principally in Canada, Australia, Brazil, Mexico, the Pacific Rim, and Greater Europe, although products are exported to other countries as well. International sales represent approximately 14% of total consolidated Company sales for fiscal 2001.

      Sources and Availability of Raw Materials. The fruit raw materials used by the Company in the production of its food products are purchased from independent growers and suppliers. Because of the seasonal nature and volatility of quantities of most of the crops on which the Company depends, it is necessary to prepare and freeze stocks of fruit, fruit juices, berries, and other food products and to maintain them in cold storage warehouses. Sweeteners, peanuts, and other ingredients are obtained from various other sources.

      Trademarks. The Company’s products are marketed under numerous trademarks owned by the Company. Major trademarks include: Smucker’s, Dickinson’s, Lost Acres, Mary Ellen, Adams, Laura Scudder’s, Goober, Simply Fruit, Magic Shell, Sundae Syrup, Smucker’s Snackers, Uncrustables, IXL, Double Fruit, Good Morning, The R. W. Knudsen Family, After The Fall, Simply Nutritious, Recharge, Santa Cruz Organic, and Spritzer. In addition, the Company licenses the use of several other trademarks, none of which individually is material to the Company’s business.

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

      Competition. The Company is the U.S. market leader in the fruit spreads, dessert topping, health and natural foods, beverages, natural peanut butter, and peanut butter combination categories. The Company’s business is highly competitive as all its brands compete for retail shelf space with other advertised and branded products as well as unadvertised and private label products. The continued growth of alternative store formats (i.e., warehouse club and mass merchandise stores), consolidation of retailers, manufacturers, and brokers within the food industry, and changes in business practices, resulting from both technological advances and new industry techniques, have all added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, advertising, and promotion.

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

      Employees. At April 30, 2001, the Company had approximately 2,250 full-time employees, worldwide.

      Segment and Geographic Information. Information concerning international operations for the years 2001, 2000, and 1999 is hereby incorporated by reference from the 2001 Annual Report to Shareholders, on pages 22 and 23 under Note B: “Operating Segments”.

Item 2. Properties

      The table below lists all the Company’s manufacturing and fruit processing facilities. All of the Company’s properties are maintained and updated on a regular basis, and the Company continues to make investment for expansion and technological improvements. The properties listed below are owned, except for the West Fargo, North Dakota location, which is leased. The corporate headquarters are located in Orrville, Ohio.

Domestic Manufacturing Locations	Products Produced

Orrville, Ohio	Fruit spreads, toppings, industrial fruit products, Smucker’s Snackers

Salinas, California	Fruit spreads, toppings, syrups

Memphis, Tennessee	Fruit spreads, toppings

Ripon, Wisconsin	Fruit spreads, toppings, condiments, industrial fruit products

New Bethlehem, Pennsylvania	Peanut butter and Goober products

Chico, California	Fruit and vegetable juices, beverages

Havre de Grace, Maryland	Fruit and vegetable juices, beverages

West Fargo, North Dakota	Frozen peanut butter and jelly sandwiches

Fruit Processing Locations	Fruit Processed

Watsonville, California	Strawberries, oranges, apples, peaches, apricots. Also, produces industrial fruit products and frozen peanut butter and jelly sandwiches.

Woodburn, Oregon	Strawberries, raspberries, blackberries, blueberries. Also, produces industrial fruit products.

Grandview, Washington	Grapes, cherries, strawberries, cranberries, apples, boysenberries, blackberries, red raspberries, red currants, and pears

Oxnard, California	Strawberries

International Manufacturing Locations	Products Produced

Ste-Marie, Quebec, Canada	Fruit spreads, sweet spreads, industrial products

Kyabram, Victoria, Australia	Fruit spreads, toppings, fruit pulps, fruit bars

Livingston, Scotland	Industrial fruit products

São José do Rio Pardo, Brazil	Industrial fruit products

Item 3. Legal Proceedings

      The Company is not a party to any pending legal proceeding that would be considered material.

Item 4. Submissions of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

      The information pertaining to the market for the Company’s Common Shares and other related shareholder information is hereby incorporated by reference from the Company’s 2001 Annual Report to Shareholders under the caption “Stock Price Data” on page 9.

Item 6. Selected Financial Data

      Five-year summaries of selected financial data for the Company and discussions of items which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company’s 2001 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 8, Note A: “Accounting Policies” on pages 20 and 21 and Note C: “Nonrecurring Charge” on page 23.

Item 7. Management’s Discussion and Analysis

      Management’s discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company’s 2001 Annual Report to Shareholders, on pages 10 through 13.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk are hereby incorporated by reference from the Company’s 2001 Annual Report to Shareholders on pages 12 and 13.

Item 8. Financial Statements and Supplementary Data

      Consolidated financial statements of the Company at April 30, 2001 and 2000, and for each of the three years in the period ended April 30, 2001, with the report of independent auditors and selected unaudited quarterly financial data, are hereby incorporated by reference from the Company’s 2001 Annual Report to Shareholders on page 9 and pages 14 through 31.

Item 9. Disagreements on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding directors and nominees for directorship is incorporated herein by reference from the Company’s definitive Proxy Statement, dated July 10, 2001, for the 2001 Annual Meeting of Shareholders on August 14, 2001, on pages 3 through 6, under the caption “Election of Directors”.

      Information regarding disclosure of late filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the Company’s definitive Proxy Statement, dated July 10, 2001, for the 2001 Annual Meeting of Shareholders on August 14, 2001, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 16.

Executive Officers of the Company

      The names, ages as of July 1, 2001, and positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. All of the officers have held various positions with the Company for more than five years.

		Years with		Served as an
Name	Age	Company	Position	Officer Since

Timothy P. Smucker	57	32	Chairman and Co-Chief Executive Officer	1973

Richard K. Smucker	53	28	President and Co-Chief Executive Officer	1974

Mark R. Belgya	40	16	Treasurer	1997

Vincent C. Byrd	46	24	Vice President and General Manager, Consumer Market	1988

K. Edwin Dountz	59	25	Vice President-Sales	1982

Fred A. Duncan	55	23	Vice President and General Manager, Industrial Market	1984

Steven J. Ellcessor	49	15	Vice President-Finance and Administration, Secretary, and General Counsel	1986

Robert E. Ellis	54	23	Vice President-Human Resources	1996

Donald D. Hurrle, Sr.	52	24	Vice President-Sales, Grocery Market	2001

Richard G. Jirsa	55	26	Vice President-Information Services and Corporate Controller	1978

John D. Milliken	56	27	Vice President-Logistics	1981

Steven T. Oakland	40	18	Vice President and General Manager, Foodservice Market	1999

Richard F. Troyak	53	22	Vice President-Operations	1998

H. Reid Wagstaff	66	25	Vice President-Government and Environmental Affairs	1994

Item 11. Executive Compensation

      Information regarding the compensation of directors and executive officers is incorporated by reference from the Company’s definitive Proxy Statement, dated July 10, 2001, for the 2001 Annual Meeting of Shareholders on August 14, 2001, on page 5 under the caption “Director Compensation”, and on pages 7 through 12 under “Report of the Executive Compensation Committee of the Board of Directors”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company’s definitive Proxy Statement, dated July 10, 2001, for the 2001 Annual Meeting of Shareholders on August 14, 2001, on pages 14 through 16, under the caption “Ownership of Common Shares”.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company’s definitive Proxy Statement dated July 10, 2001, for the 2001 Annual Meeting of Shareholders on August 14, 2001, beginning with “Election of Directors” on page 3 and continuing through “Director Compensation” on page 5.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) 1, 2.	Financial Statements and Financial Statement Schedule

The index to Consolidated Financial Statements and Financial Statement Schedule is included on page F-1 of this Report.

3.	Exhibits

Exhibit
No.	Description

3(a)	Amended Articles of Incorporation incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

3(b)	Amended Regulations incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

10(a)	Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

10(b)	1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

10(c)	Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K.

10(d)	Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K.

10(e)	1998 Equity and Performance Incentive Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 1998.

10(f)	Amended and Restated Rights Agreement, dated as of August 28, 2000, by and between the Company and ComputerShare Investor Services, LLC (successor to Harris Trust and Savings Bank) incorporated by reference to the Registration Statement on Form 8-A/A filed on August 28, 2000.

10(g)	Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

10(h)	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

10(i)	Note Purchase Agreement (dated as of August 23, 2000) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

13	Excerpts from 2001 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

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

(b)  Reports on Form 8-K filed in the Fourth Quarter of 2001.

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

Date: July 24, 2001	The J. M. Smucker Company

	/s/	Steven J. Ellcessor

	By:	Steven J. Ellcessor
Vice President--Finance and Administration,
Secretary, and General Counsel

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Timothy P. Smucker	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

Richard K. Smucker	President and Co-Chief Executive Officer (Principal Executive Officer)

Steven J. Ellcessor	Vice President—Finance and Administration, Secretary, and General Counsel (Principal Financial Officer)

Mark R. Belgya	Treasurer (Principal Accounting Officer)

Vincent C. Byrd	Director

Kathryn W. Dindo	Director

Fred A. Duncan	Director

Elizabeth Valk Long	Director

Russell G. Mawby	Director

Charles S. Mechem, Jr.	Director

/s/ Steven J. Ellcessor

William H. Steinbrink	Director	By: Steven J. Ellcessor Attorney-in-Fact Date: July 24, 2001

William Wrigley, Jr.	Director

THE J. M. SMUCKER COMPANY

ANNUAL REPORT ON FORM 10-K

ITEMS 14(a) (1) AND (2), (c) AND (d)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

	Form	Annual
	10-K	Report To
	Report	Shareholder

Data incorporated by reference from the 2001 Annual Report to Shareholders of The J. M. Smucker Company:

Consolidated Balance Sheets at April 30, 2001 and 2000		16 – 17

For the years ended April 30, 2001, 2000, and 1999:

Statements of Consolidated Income		15

Statements of Consolidated Cash Flows		18

Statements of Consolidated Shareholders’ Equity		19

Notes to Consolidated Financial Statements		20 – 31

Consolidated financial statement schedule at April 30, 2001, or for the years ended April 30, 2001, 2000, and 1999: II. Valuation and qualifying accounts	F-2

      All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

F-1

THE J. M. SMUCKER COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 2001, 2000, AND 1999

(Dollars in Thousands)

	Balance	Charged to	Charged to	Deduc-	Balance at
	at Beginning	Costs and	Other	tions	End of
Classification	of Year	Expenses	Accounts	(A)	Year

2001:

Valuation allowance for deferred tax assets	$1,728	$(206)	$—	$—	$1,522

Allowance for doubtful accounts	504	230	—	329	405

	$2,232	$24	$—	$329	$1,927

2000:

Valuation allowance for deferred tax assets	$1,695	$33	$—	$—	$1,728

Allowance for doubtful accounts	733	291	—	520	504

	$2,428	$324	$—	$520	$2,232

1999:

Valuation allowance for deferred tax assets	$1,731	$(36)	$—	$—	$1,695

Allowance for doubtful accounts	428	343	—	38	733

	$2,159	$307	$—	$38	$2,428

(A)	Uncollectible accounts written off, net of recoveries.

F-2