Form 10-Q
period 2001-07-31
SMUCKER J M CO
filed 2001-09-12
CIK 91419

Sequential Page
No. 1 of 11 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

The Company had 24,419,754 Common Shares outstanding on August 31, 2001.

The Exhibit Index is located at Sequential Page No. 11.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

Item 1. Financial Statements

	Three Months Ended
	July 31,

	2001	2000

	(Dollars in thousands, except per
	share data)

Net sales	$169,792	$166,328

Cost of products sold	112,875	110,404

	56,917	55,924

Selling, distribution, and administrative expenses	41,685	39,858

	15,232	16,066

Other income (expense)

Interest income	731	750

Interest expense	(2,281)	(898)

Other — net	67	(199)

Income before income taxes and cumulative effect of change in accounting method	13,749	15,719

Income taxes	5,362	6,161

Income before cumulative effect of change in accounting method	8,387	9,558

Cumulative effect of change in accounting method	—	(992)

Net income	$8,387	$8,566

Earnings per Common Share:

Income before cumulative effect of change in accounting method	$0.35	$0.34

Cumulative effect of change in accounting method	—	(0.04)

Net income per Common Share	$0.35	$0.30

Earnings per Common Share — assuming dilution:

Income before cumulative effect of change in accounting method	$0.34	$0.34

Cumulative effect of change in accounting method	—	(0.04)

Net income per Common Share — assuming dilution	$0.34	$0.30

Dividends declared on Common Shares	$0.16	$0.16

See notes to condensed consolidated financial statements

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2001	April 30, 2001

	(Dollars in Thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$50,992	$51,125

Trade receivables, less allowances	54,405	55,986

Inventories:

Finished products	56,800	52,034

Raw materials, containers, and supplies	72,792	55,965

	129,592	107,999

Other current assets	11,692	13,956

Total Current Assets	246,681	229,066

PROPERTY, PLANT, AND EQUIPMENT

Land and land improvements	17,687	17,684

Buildings and fixtures	80,347	79,862

Machinery and equipment	251,762	247,235

Construction in progress	17,298	17,072

	367,094	361,853

Less allowances for depreciation	(195,680)	(190,283)

Total Property, Plant and Equipment	171,414	171,570

OTHER NONCURRENT ASSETS

Intangible assets	44,588	45,636

Other assets	23,476	24,197

Total Other Noncurrent Assets	68,064	69,833

	$486,159	$470,469

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$34,111	$29,967

Other current liabilities	45,812	37,136

Total Current Liabilities	79,923	67,103

NONCURRENT LIABILITIES

Long-term debt	135,000	135,000

Other noncurrent liabilities	21,172	21,255

Total Noncurrent Liabilities	156,172	156,255

SHAREHOLDERS’ EQUITY

Common Shares	6,105	6,090

Additional capital	20,896	19,278

Retained income	253,830	249,552

Less:

Deferred compensation	(3,613)	(2,248)

Amount due from ESOP	(8,926)	(8,926)

Accumulated other comprehensive loss	(18,228)	(16,635)

Total Shareholders’ Equity	250,064	247,111

	$486,159	$470,469

See notes to condensed consolidated financial statements

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31,

	2001	2000

	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$8,387	$8,566

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	6,024	5,173

Amortization	1,146	1,116

Cumulative effect of change in accounting method, net of tax benefit	—	992

Other adjustments	(5,763)	(1,157)

Net cash provided by operating activities	9,794	14,690

INVESTING ACTIVITIES

Additions to property, plant, and equipment	(6,315)	(8,859)

Disposal of property, plant, and equipment	15	6

Other — net	391	363

Net cash used for investing activities	(5,909)	(8,490)

FINANCING ACTIVITIES

Dividends paid	(3,865)	(4,498)

Other — net	(211)	108

Net cash used for financing activities	(4,076)	(4,390)

Effect of exchange rate changes	58	(215)

Net (decrease) increase in cash and cash equivalents	(133)	1,595

Cash and cash equivalents at beginning of period	51,125	23,773

Cash and cash equivalents at end of period	$50,992	$25,368

( ) Denotes use of cash

See notes to condensed consolidated financial statements

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

      The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2001, are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2001.

Note B — Common Shares

      At July 31, 2001, 70,000,000 Common Shares were authorized. There were 24,419,354 and 24,359,281 shares outstanding at July 31, 2001 and April 30, 2001, respectively. Shares outstanding are shown net of 8,005,222 and 8,065,295 treasury shares at July 31, 2001 and April 30, 2001, respectively.

Note C — Operating Segments

      The Company has two reportable segments, domestic and international. The domestic segment represents the aggregation of the consumer, foodservice, beverage, specialty foods, and industrial business areas. The following table sets forth operating segments information:

	Three Months Ended
	July 31,

(Dollars in thousands)	2001	2000

Net sales:

Domestic	$147,856	$142,256

International	21,936	24,072

Total net sales	$169,792	$166,328

Segment profit:

Domestic	$25,528	$23,775

International	1,703	2,151

Total segment profit	27,231	25,926

Interest income	731	750

Interest expense	(2,281)	(898)

Amortization expense	(1,146)	(1,116)

Corporate administrative expenses	(10,651)	(9,607)

Other unallocated (expense) income	(135)	664

Income before income taxes and cumulative effect of change in accounting method	$13,749	$15,719

Sequential Page
No. 6

Note D — Financing Arrangements

      The Company has uncommitted lines of credit providing up to $90,000,000 for short-term borrowings. No amounts were outstanding at July 31, 2001.

Note E — Income Per Share

      The following table sets forth the computation of earnings per Common Share and earnings per Common Share — assuming dilution:

	Three Months Ended
	July 31,

(Dollars in thousands, except per share data)	2001	2000

Numerator:

Net income	$8,387	$8,566

Denominator:

Denominator for earnings per Common Share — weighted-average shares	24,303,006	28,187,349

Effect of dilutive securities:

Stock options	221,237	2,792

Restricted stock	194	50,264

Denominator for earnings per Common Share — assuming dilution	24,524,437	28,240,405

Net income per Common Share	$0.35	$0.30

Net income per Common Share — assuming dilution	$0.34	$0.30

Note F — Comprehensive Income

      During the quarter ended July 31, 2001 and 2000, total comprehensive income was $6,794,000 and $7,729,000, respectively. Comprehensive income consists of net income and foreign currency translation adjustments.

Note G — Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) which is effective for business combinations completed subsequent to June 30, 2001, and No. 142, Goodwill and Other Intangible Assets (SFAS 142) which is effective for the Company in the first quarter of fiscal 2003. Under the new rules, goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet completed its evaluation of the impact of adopting SFAS 141 and SFAS 142.

Sequential Page
No. 7

Item 2. Management’s Discussion and Analysis

      This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month periods ended July 31, 2001 and 2000, respectively.

Results of Operations

      Sales for the quarter ended July 31, 2001, were $169,792,000, up 2% compared to $166,328,000 in the prior year.

      Sales in the domestic business segment were up 4% over the prior year quarter as a result of strong sales in the consumer, foodservice, beverage, and specialty business areas. Consumer business area sales increased by nearly 7%, led by increases in traditional and sugar-free fruit spreads. The Company’s record share of market in the fruit spreads category continues to grow, and both toppings and natural peanut butter sales were strong in the quarter.

      Sales in the foodservice area were up 10%, as sales and distribution of the Smucker’s Uncrustables line of thaw-and-serve peanut butter and jelly sandwiches to schools and traditional foodservice customers continued to increase. These increases offset slight softness in sales of portion control products as the impact of the economic downturn continues to adversely affect certain restaurant customers. In the beverage area, sales were up 9.5% over the prior year. Sales of R.W. Knudsen Family and Santa Cruz Organic products led the increase, and the recently introduced Smucker’s powdered lemonade product also contributed. The specialty area saw a 7.5% increase in sales, resulting from sales of new products in its nonbranded business channel.

      The industrial area of the domestic segment continued to be challenged during the quarter by price competition, soft sales with major customers, and declining margins. Sales for the quarter were down 14% from the prior year, as new business opportunities failed to develop as quickly as had been anticipated. The Company expects however, that several new business opportunities already identified will begin to contribute during the remainder of the year.

      The strong U.S. dollar, primarily in comparison to Australian and Brazilian currencies, continues to have a negative impact on the international business segment. International sales were down 9% or $2,136,000 from the prior year first quarter. Almost 80% of that decline related to adverse exchange rate impact. Despite the negative exchange rates, Brazilian sales increased 12% over the prior year quarter. Mexico and the Latin American markets also reported sales growth for the quarter. Canadian sales were down 3%, all due to exchange rates, while sales in Australia declined by 25% due to a combination of exchange rate effects, softness in the Australian fruit spread category, and increased competitive activity.

      Cost of products remained comparable to prior year at 66.5% compared to 66.4% as fruit costs, while anticipated to increase slightly overall this year, were down from the first quarter of last year. Offsetting the favorable fruit costs were higher utility costs and costs associated with expanded production capacity for Smucker’s Uncrustables.

      Selling, distribution, and administrative costs increased primarily due to increases in marketing expenses to support new initiatives and amortization charges associated with information systems implementations.

Sequential Page
No. 8

      Interest expense increased over the prior year due to the long-term debt placement completed during the second quarter of last year. During the quarter the Company capitalized approximately $156,000 in interest associated with the Company’s information technology reengineering project.

Financial Condition — Liquidity and Capital Resources

      The financial position of the Company remains strong. Cash and cash equivalents decreased only $133,000 during the first quarter, notwithstanding that this is the period in which a large portion of the Company’s fruit purchases take place. Other significant uses of cash during the quarter were capital expenditures and the payment of dividends.

      Assuming there are no material acquisitions or other significant investments, the Company believes that cash on hand together with cash generated by operations and existing lines of credit will be sufficient to meet its fiscal 2002 requirements, including the payment of dividends and interest on outstanding debt.

Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) which is effective for business combinations completed subsequent to June 30, 2001, and No. 142, Goodwill and Other Intangible Assets (SFAS 142) which is effective for the Company in the first quarter of fiscal 2003. Under the new rules, goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet completed its evaluation of the impact of adopting SFAS 141 and SFAS 142.

Certain Forward-Looking Statements

      This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the success and cost of introducing new products, general competitive activity in the market, the ability of business areas to achieve sales targets and the costs associated with attempting to do so, the ability of the Company to successfully effect price increases, the ability to improve sales and earnings performance in the Company’s formulated ingredient business, costs associated with the implementation of new business and information systems, raw material and ingredient cost trends, and foreign currency exchange and interest rate fluctuations.

Sequential Page
No. 9

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

September 11, 2001	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor BY STEVEN J. ELLCESSOR Vice President-Finance and Administration, Secretary, and General Counsel

/s/ Timothy P. Smucker AND TIMOTHY P. SMUCKER Chairman and Co-Chief Executive Officer

Sequential Page
No. 11

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No.*	Description	Page No.

*	Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, 27 and 99 are either inapplicable to the Company or require no answer.