Form 10-Q
period 2001-10-31
SMUCKER J M CO
filed 2001-12-07
CIK 91419

Sequential Page
No. 1 of 13 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

The Company had 24,514,416 Common Shares outstanding on November 30, 2001.

The Exhibit Index is located at Sequential Page No. 13.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2001	2000	2001	2000

	(Dollars in thousands, except per share data)
Net sales	$172,844	$169,837	$342,636	$336,165
Cost of products sold	116,761	115,465	229,636	225,869

	56,083	54,372	113,000	110,296
Selling, distribution, and administrative expenses	41,307	40,660	82,992	80,518
Nonrecurring charge	—	2,152	—	2,152

	14,776	11,560	30,008	27,626
Other income (expense)
Interest income	602	712	1,333	1,462
Interest expense	(2,356)	(1,968)	(4,637)	(2,866)
Other — net	(130)	(150)	(63)	(349)

Income before income taxes and cumulative effect of change in accounting method	12,892	10,154	26,641	25,873
Income taxes	5,028	3,945	10,390	10,106

Income before cumulative effect of change in accounting method	7,864	6,209	16,251	15,767
Cumulative effect of change in accounting method, net of tax benefit of $572	—	—	—	(992)

Net income	$7,864	$6,209	$16,251	$14,775

Earnings per Common Share:
Income before cumulative effect of change in accounting method	$0.32	$0.25	$0.67	$0.59
Cumulative effect of change in accounting method	—	—	—	(0.04)

Net income per Common Share	$0.32	$0.25	$0.67	$0.55

Earnings per Common Share — assuming dilution:
Income before cumulative effect of change in accounting method	$0.32	$0.24	$0.66	$0.59
Cumulative effect of change in accounting method	—	—	—	(0.04)

Net income per Common Share — assuming dilution	$0.32	$0.24	$0.66	$0.55

Dividends declared on Common Shares	$0.16	$0.16	$0.32	$0.32

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2001	April 30, 2001

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,218	$51,125
Trade receivables, less allowances	60,627	55,986
Inventories:
Finished products	55,373	52,034
Raw materials, containers, and supplies	77,043	55,965

	132,416	107,999
Other current assets	14,381	13,956

Total Current Assets	240,642	229,066
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	17,739	17,684
Buildings and fixtures	80,700	79,862
Machinery and equipment	258,928	247,235
Construction in progress	14,113	17,072

	371,480	361,853
Less allowances for depreciation	(200,394)	(190,283)

Total Property, Plant, and Equipment	171,086	171,570
OTHER NONCURRENT ASSETS
Intangible assets	43,609	45,636
Other assets	33,070	24,197

Total Other Noncurrent Assets	76,679	69,833

	$488,407	$470,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,111	$29,967
Other current liabilities	44,918	37,136

Total Current Liabilities	79,029	67,103
NONCURRENT LIABILITIES
Long-term debt	135,000	135,000
Other noncurrent liabilities	21,021	21,255

Total Noncurrent Liabilities	156,021	156,255
SHAREHOLDERS’ EQUITY
Common Shares	6,110	6,090
Additional capital	21,847	19,278
Retained income	257,437	249,552
Less:
Deferred compensation	(3,349)	(2,248)
Amount due from ESOP	(8,562)	(8,926)
Accumulated other comprehensive loss	(20,126)	(16,635)

Total Shareholders’ Equity	253,357	247,111

	$488,407	$470,469

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,

	2001	2000

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$16,251	$14,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,155	10,827
Amortization	2,317	2,228
Cumulative effect of change in accounting method, net of tax benefit	—	992
Nonrecurring charge, net of tax benefit	—	1,313
Other adjustments	(23,825)	(1,187)

Net cash provided by operating activities	6,898	28,948
INVESTING ACTIVITIES
Business acquired — net of cash acquired	(5,639)	—
Additions to property, plant, and equipment	(12,736)	(16,202)
Disposal of property, plant, and equipment	103	140
Other — net	790	733

Net cash used for investing activities	(17,482)	(15,329)
FINANCING ACTIVITIES
Proceeds from long-term debt	—	60,000
Purchase of treasury shares	(539)	(80,419)
Dividends paid	(7,740)	(8,997)
Other — net	1,271	1,832

Net cash used for financing activities	(7,008)	(27,584)
Effect of exchange rate changes	(315)	(601)

Net decrease in cash and cash equivalents	(17,907)	(14,566)
Cash and cash equivalents at beginning of period	51,125	23,773

Cash and cash equivalents at end of period	$33,218	$9,207

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Presentation

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2001, are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2001.

Note B — Pending Merger

     On October 9, 2001, the Company entered into a definitive agreement with The Procter & Gamble Company (P&G) to merge P&G’s Jif peanut butter and Crisco shortening and oils businesses with and into the Company. Under the terms of the agreement, P&G will spin off its Jif and Crisco businesses to its shareholders and immediately thereafter those businesses will merge with and into the Company. P&G shareholders will receive one share of the Company’s stock for every 50 P&G shares that they held as of the record date for the distribution of the Jif and Crisco businesses to P&G shareholders. The Company’s shareholders will receive new Company shares, and in some circumstances cash, for each Company share that they held as of the record date. The merger is subject to a number of conditions, including Smucker shareholders’ approval, P&G’s receipt of certain tax rulings from the Internal Revenue Service, and the Company’s shareholders’ receipt of at least 45% of the shares of the Company to be issued in the merger. The transaction is expected to close during the first or second calendar quarter of 2002.

     The merger will be accounted for as a purchase business combination. For accounting purposes, the Company will be treated as the acquiring enterprise.

Note C — Common Shares

     At October 31, 2001, 70,000,000 Common Shares were authorized. There were 24,439,516 and 24,359,281 shares outstanding at October 31, 2001 and April 30, 2001, respectively. Shares outstanding are shown net of 7,985,060 and 8,065,295 treasury shares at October 31, 2001 and April 30, 2001, respectively.

Sequential Page
No. 6

Note D — Operating Segments

     The Company has two reportable segments, domestic and international. The domestic segment represents the aggregation of the consumer, foodservice, beverage, specialty foods, and industrial business areas. The following table sets forth operating segments information:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

(Dollars in thousands)	2001	2000	2001	2000

Net sales:
Domestic	$149,265	$145,900	$297,121	$288,156
International	23,579	23,937	45,515	48,009

Total net sales	$172,844	$169,837	$342,636	$336,165

Segment profit:
Domestic	$24,663	$22,342	$50,191	$46,117
International	2,035	1,888	3,738	4,039

Total segment profit	26,698	24,230	53,929	50,156
Interest income	602	712	1,333	1,462
Interest expense	(2,356)	(1,968)	(4,637)	(2,866)
Amortization expense	(1,171)	(1,112)	(2,317)	(2,228)
Nonrecurring charge	—	(2,152)	—	(2,152)
Corporate administrative expenses	(11,040)	(10,163)	(21,691)	(19,770)
Other unallocated income	159	607	24	1,271

Income before income taxes and cumulative effect of change in accounting method	$12,892	$10,154	$26,641	$25,873

Note E — Financing Arrangements

     The Company has uncommitted lines of credit providing up to $90,000,000 for short-term borrowings. No amounts were outstanding at October 31, 2001.

Sequential Page
No. 7

Note F — Income Per Share

     The following table sets forth the computation of earnings per Common Share and earnings per Common Share — assuming dilution:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2001	2000	2001	2000

	(Dollars in thousands, except per share data)
Numerator:
Net income	$7,864	$6,209	$16,251	$14,775

Denominator:
Denominator for earnings per Common Share — weighted-average shares	24,285,486	25,213,864	24,277,163	26,700,608
Effect of dilutive securities:
Stock options	369,050	111,617	295,143	57,205
Restricted stock	66,819	78,092	50,590	64,178

Denominator for earnings per Common Share — assuming dilution	24,721,355	25,403,573	24,622,896	26,821,991

Net income per Common Share	$0.32	$0.25	$0.67	$0.55

Net income per Common Share - assuming dilution	$0.32	$0.24	$0.66	$0.55

Note G — Comprehensive Income

     During the three-month periods ended October 31, 2001 and 2000, total comprehensive income was $5,966,000 and $2,507,000, respectively. Total comprehensive income for the six-month periods ended October 31, 2001 and 2000 was $12,760,000 and $10,236,000, respectively. Comprehensive income consists of net income and foreign currency translation adjustments.

Note H — Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) which is effective for business combinations completed subsequent to June 30, 2001, and No. 142, Goodwill and Other Intangible Assets (SFAS 142) which is effective for the Company in the first quarter of fiscal 2003. Under the new rules, goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to impairment testing. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet completed its evaluation of the impact of adopting SFAS 141 and SFAS 142.

Sequential Page
No. 8

Item 2. Management’s Discussion and Analysis

     This discussion and analysis deals with comparisons of material changes in the unaudited condensed, consolidated financial statements for the three-month and six-month periods ended October 31, 2001 and 2000, respectively.

Results of Operations

     Sales for the second quarter ended October 31, 2001, were $172.8 million, up two percent from $169.8 million for the quarter ended October 31, 2000. Sales for the six-month period ended October 31, 2001, were also up two percent to $342.6 million, compared to $336.2 million for the six months ended October 31, 2000.

     Sales in the domestic business segment were up two percent for the quarter and three percent for the six-month period over the prior year resulting from increased sales in the consumer, foodservice, and beverage business areas. Consumer area sales increased primarily in the grocery, club store, and mass retail channels. Sales of natural peanut butter, Goober peanut butter and jelly combination products, and sugar-free fruit spreads were the primary contributors to this increase. The Company’s record share of market in the fruit spreads category continues to grow and consumer area sales were up over four percent for the first six months as compared to the same period last year.

     Sales in the foodservice area were up 10 percent for the quarter and the six-month period, as sales and distribution of the Smucker’s Uncrustables to schools and traditional foodservice customers continued to increase. These increases offset continued softness in traditional foodservice sales due to the weakening economy and sharp declines in travel and leisure following the incidents of September 11.

     Sales in the beverage area were up three percent over the prior year quarter due primarily to increased sales of R.W. Knudsen Family and Santa Cruz Organic products. Beverage sales year-to-date are up six percent over last year.

     The industrial area of the domestic segment continued to be challenged during the quarter by price competition and soft sales with major customers. Sales were down three percent for the quarter and nine percent for the six-month period from the prior year. During the second quarter, however, the Company completed its previously announced acquisition of the formulated fruit and vegetable preparation businesses of International Flavors and Fragrances, Inc. (IFF). Although the acquisition did not have a material impact on the results for the quarter, the Company expects the IFF business to contribute sales of approximately $10 million for the remainder of the year. On an annual basis the IFF business is expected to contribute sales of approximately $25 million. This additional business is expected to offset a similar amount of current business in the industrial area that will be eliminated in fiscal 2003 due to low margins. The addition of the IFF business and the rationalization of low margin product lines are consistent with the Company’s overall strategic direction to diversify its customer base and improve profitability in the industrial area.

     The strong U.S. dollar as compared to Australian and Brazilian currencies continues to negatively impact the international business segment. International sales were down two percent from the second quarter of last year and five percent from the first six months of last year. However, if exchange rates had remained consistent with last year, sales would have

Sequential Page
No. 9

been approximately $1.8 million higher in the second quarter and nearly $3.5 million higher for the first six months.

     Australian and Canadian sales were both down two percent from the prior year quarter, also due to weakened exchange rates. However, in local Australian currency, the business was up six percent for the quarter, marking a sharp rebound from a soft first quarter. The Canadian business continued to increase its share of the fruit spreads market in Canada, and sales were up in the Company’s Latin American, European, and Middle Eastern markets for the quarter.

     Cost of products sold as a percentage of sales was 67.6% for the quarter and 67.0% for the six month period, down from 68.0% and 67.2%, respectively last year as price increases implemented during the quarter offset increased costs associated with expanding production capacity for Smucker’s Uncrustables and higher utility costs. Raw material costs overall were essentially flat.

     Selling, distribution, and administrative expenses increased primarily due to higher amortization charges associated with information systems implementations.

     Interest expense increased over the prior year due to the long-term debt placement that was completed during the second quarter of last year. During the quarter, the Company capitalized approximately $89,000 in interest associated with the Company’s information technology reengineering project. Year to date, the Company has capitalized approximately $245,000 in interest associated with the project.

     The Company and The Procter & Gamble Company (P&G) received early termination of the waiting period from U.S. antitrust authorities in connection with the previously announced Jif and Crisco transaction with P&G, clearing one of the regulatory steps required for completion of the merger. Plans for the merger of the Jif and Crisco businesses continue on schedule and we expect that a special shareholders’ meeting will be held on March 1, 2002, to vote on the transaction. We expect that the record date for that meeting will be December 31, 2001. The Company hopes to mail proxy materials in the latter part of January 2002, and anticipates closing the transaction in the first or second calendar quarter of 2002.

Financial Condition — Liquidity and Capital Resources

     The financial position of the Company remains strong. Notwithstanding the use of $17.9 million in cash during the first six months of the year, cash and cash equivalents were up $24.0 million at the end of the second quarter over the comparable date last year. Significant uses of cash during the quarter and six-month period included the seasonal procurement of fruit, expenditures related to the acquisition of the formulated fruit and vegetable preparation businesses of International Flavors and Fragrances, Inc. (IFF), capital expenditures, and the payment of dividends.

     The Company believes that cash on hand together with cash generated by operations and existing lines of credit will be sufficient to fund expenditures related to the Jif and Crisco transaction and meet fiscal 2002 requirements, including the payment of dividends and interest on outstanding debt.

Sequential Page
No. 10

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) which is effective for business combinations completed subsequent to June 30, 2001, and No. 142, Goodwill and Other Intangible Assets (SFAS 142) which is effective for the Company in the first quarter of fiscal 2003. Under the new rules, goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to impairment testing. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet completed its evaluation of the impact of adopting SFAS 141 and SFAS 142.

Certain Forward-Looking Statements

     This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the consummation of the proposed merger of the Jif and Crisco businesses with and into the Company and timing of the closing, costs associated with the merger should it fail to close, regulatory approval related to the proposed merger, the success and cost of integrating the merged companies, the success and cost of introducing new products, general competitive activity in the market, the ability of business areas to achieve sales targets and the costs associated with attempting to do so, the ability of the Company to successfully effect price increases, the ability to improve sales and earnings performance in the Company’s formulated ingredient business, costs associated with the implementation of new business and information systems, raw material and ingredient cost trends, and foreign currency exchange and interest rate fluctuations.

Sequential Page
No. 11

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held on August 14, 2001. At the meeting, the names of Kathryn W. Dindo, Richard K. Smucker, and William H. Steinbrink were placed in nomination for the Board of Directors to serve three-year terms ending in 2004. All three nominees were elected with the results as follows:

	Votes For	Votes Withheld	Broker Nonvotes

Kathryn W. Dindo	59,625,891	264,449	0
Richard K. Smucker	59,591,335	299,005	0
William H. Steinbrink	59,643,342	246,998	0

     The shareholders also voted on the ratification of the Nonemployee Director Stock Plan and the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2002 fiscal year. The measures were approved as follows:

	Votes For	Votes Against	Abstentions	Broker Nonvotes

Nonemployee Director Stock Plan	57,554,546	2,006,578	329,216	0
Appointment of Auditors	59,597,185	224,424	68,731	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
See the Index of Exhibits that appears on Sequential Page No. 13 of this report.
(b)	Reports on Form 8-K
On October 12, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting an agreement with The Procter & Gamble Company to merge the Jif peanut butter and Crisco shortening and oils businesses with and into the Company.

Sequential Page
No. 12

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 7, 2001	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor

BY STEVEN J. ELLCESSOR
Vice President-Finance and Administration,
Secretary, and General Counsel

/s/ Timothy P. Smucker

AND TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

Sequential Page
No. 13

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No.*	Description	Page No.

10	Nonemployee Director Stock Option Plan

     *     Exhibits 2, 3, 4, 11, 15, 18, 19, 22, 23, 24, 27 and 99 are either inapplicable to the Company or require no answer.