Form 10-Q
period 2002-01-31
SMUCKER J M CO
filed 2002-03-11
CIK 91419

Sequential Page
No. 1 of 14 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

The Company had 24,858,003 Common Shares outstanding on February 28, 2002. The Exhibit Index is located at Sequential Page No 14.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
Net sales	$168,392	$153,628	$511,028	$489,793

Cost of products sold	113,391	101,185	343,027	327,054

	55,001	52,443	168,001	162,739

Selling, distribution, and administrative expenses	39,787	39,691	122,779	120,209

Merger and integration costs	914	—	914	—

Nonrecurring charge	—	—	—	2,152

	14,300	12,752	44,308	40,378
Other income (expense)
Interest income	380	568	1,713	2,030

Interest expense	(2,073)	(2,192)	(6,710)	(5,058)

Other – net	421	(38)	358	(387)

Income before income taxes and cumulative effect of change in accounting method	13,028	11,090	39,669	36,963

Income taxes	5,081	4,051	15,471	14,157

Income before cumulative effect of change in accounting method	7,947	7,039	24,198	22,806

Cumulative effect of change in accounting method, net of tax benefit of $572	—	—	—	(992)

Net income	$7,947	$7,039	$24,198	$21,814

Earnings per Common Share:

Income before cumulative effect of change in accounting method	$0.32	$0.29	$0.99	$0.88

Cumulative effect of change in accounting method	—	—	—	(0.04)

Net income per Common Share	$0.32	$0.29	$0.99	$0.84

Earnings per Common Share – assuming dilution:

Income before cumulative effect of change in accounting method	$0.32	$0.29	$0.98	$0.88

Cumulative effect of change in accounting method	—	—	—	(0.04)

Net income per Common Share – assuming dilution	$0.32	$0.29	$0.98	$0.84

Dividends declared on Common Shares	$0.16	$0.16	$0.48	$0.48

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2002	April 30, 2001

	(Dollars in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$67,440	$51,125

Trade receivables, less allowances	54,424	55,986

Inventories:

Finished products	55,359	52,034

Raw materials, containers, and supplies	67,984	55,965

	123,343	107,999

Other current assets	14,749	13,956

Total Current Assets	259,956	229,066

PROPERTY, PLANT, AND EQUIPMENT

Land and land improvements	18,498	17,684

Buildings and fixtures	84,443	79,862

Machinery and equipment	240,059	247,235

Construction in progress	8,990	17,072

	351,990	361,853

Less allowances for depreciation	(187,015)	(190,283)

Total Property, Plant and Equipment	164,975	171,570

OTHER NONCURRENT ASSETS

Goodwill and intangible assets	48,181	45,636

Other assets	30,188	24,197

Total Other Noncurrent Assets	78,369	69,833

	$503,300	$470,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$30,580	$29,967

Other current liabilities	46,353	37,136

Total Current Liabilities	76,933	67,103

NONCURRENT LIABILITIES

Long-term debt	135,000	135,000

Other noncurrent liabilities	23,212	21,255

Total Noncurrent Liabilities	158,212	156,255

SHAREHOLDERS’ EQUITY

Common Shares	6,208	6,090

Additional capital	29,516	19,278

Retained income	261,405	249,552

Less:

Deferred compensation	(2,941)	(2,248)

Amount due from ESOP	(8,562)	(8,926)

Accumulated other comprehensive loss	(17,471)	(16,635)

Total Shareholders’ Equity	268,155	247,111

	$503,300	$470,469

See notes to unaudited condensed consolidated financial statements.

Sequential page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,

	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES Net income	$24,198	$21,814

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	18,114	16,361

Amortization	3,496	3,329

Cumulative effect of change in accounting method, net of tax benefit	—	992

Nonrecurring charge, net of tax benefit	—	1,313

Other adjustments	(7,884)	15,161

Net cash provided by operating activities	37,924	58,970

INVESTING ACTIVITIES Business acquired — net of cash acquired	(5,714)	—

Additions to property, plant, and equipment	(20,663)	(22,832)

Disposal of property, plant, and equipment	6,785	153

Other – net	1,195	1,110

Net cash used for investing activities	(18,397)	(21,569)

FINANCING ACTIVITIES Proceeds from long-term debt	—	60,000

Purchase of treasury shares	(1,126)	(80,965)

Dividends paid	(11,623)	(12,834)

Other – net	9,816	3,750

Net cash used for financing activities	(2,933)	(30,049)

Effect of exchange rate changes	(279)	(337)

Net increase in cash and cash equivalents	16,315	7,015

Cash and cash equivalents at beginning of period	51,125	23,773

Cash and cash equivalents at end of period	$67,440	$30,788

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation

         The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2002, are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2001.

         Effective May 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivative financial instruments, such as foreign exchange contracts and interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material effect on the Company’s earnings, financial position or cash flows in fiscal 2002.

         The Company has entered into interest rate swap agreements. The interest rate swap agreements effectively modify the Company’s exposure to interest rate risk by converting the Company’s fixed-rate debt to a floating rate. The interest rate swap and instrument being hedged is marked to market in the balance sheet. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed-rate debt being hedged is recorded based on the variable rate stated within the swap agreement. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. By policy, the Company does not enter into derivative financial instruments for trading purposes or for speculation.

Note B – Pending Merger

         On October 9, 2001, the Company entered into a definitive agreement with The Procter & Gamble Company (P&G) to merge P&G’s Jif peanut butter and Crisco shortening and oils businesses with and into the Company. Under the terms of the agreement, P&G will spin off its Jif and Crisco businesses to its shareholders and immediately thereafter those businesses will merge with and into the Company. P&G shareholders will receive one share of the Company’s stock for every 50 P&G shares that they hold as of the record date for the distribution of the Jif and Crisco businesses to P&G shareholders. The Company’s shareholders will receive new Company shares, and in some circumstances cash, for each Company share that they hold as of the record date. The merger is subject to a number of conditions, including Smucker

Sequential Page
No. 6

shareholders’ approval at a shareholders’ meeting on April 5, 2002, P&G’s receipt of certain tax rulings from the Internal Revenue Service, and the Company’s shareholders’ receipt of at least 45% of the shares of the Company to be issued in the merger. The transaction is expected to close during the second calendar quarter of 2002. If the merger is terminated under certain circumstances, the Company may be required to pay to P&G a termination fee of $10 to $20 million. The Company does not consider the termination of the merger under those circumstances to be probable.

         The merger will be accounted for as a purchase business combination in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). For accounting purposes, the Company will be treated as the acquiring enterprise based on, among other things, the fact that the officers and the board of directors of the Company will not change as a result of the merger and will hold office from the time of the merger until their respective successors are duly elected or appointed.

Note C – Common Shares

         At January 31, 2002, 70,000,000 Common Shares were authorized. There were 24,831,836 and 24,359,281 shares outstanding at January 31, 2002 and April 30, 2001, respectively. Shares outstanding are shown net of 7,592,740 and 8,065,295 treasury shares at January 31, 2002 and April 30, 2001, respectively.

Note D – Operating Segments

         The Company has two reportable segments, domestic and international. The domestic segment represents the aggregation of the consumer, foodservice, beverage, specialty foods, and industrial business areas. The following table sets forth operating segments information:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

(Dollars in thousands)	2002	2001	2002	2001

Net sales:

Domestic	$143,681	$131,400	$440,802	$419,556

International	24,711	22,228	70,226	70,237

Total net sales	$168,392	$153,628	$511,028	$489,793

Segment profit:

Domestic	$25,532	$20,696	$75,723	$66,813

International	2,576	1,882	6,314	5,921

Total segment profit	28,108	22,578	82,037	72,734

Interest income	380	568	1,713	2,030

Interest expense	(2,073)	(2,192)	(6,710)	(5,058)

Amortization expense	(1,179)	(1,101)	(3,496)	(3,329)

Nonrecurring charge	—	—	—	(2,152)

Corporate administrative expenses	(12,468)	(10,297)	(34,159)	(30,067)

Other unallocated income	260	1,534	284	2,805

Income before income taxes and cumulative effect of change in accounting method	$13,028	$11,090	$39,669	$36,963

Sequential Page
No. 7

Note E – Financing Arrangements

         The Company has uncommitted lines of credit providing up to $90 million for short-term borrowings. No amounts were outstanding at January 31, 2002.

         During the quarter, the Company entered into interest rate swap agreements in order to manage interest rate exposure and minimize financing costs. Effectively, the Company converted $17 million of fixed-rate debt (7.70% notes due in September 2005) and $33 million of fixed-rate debt (7.87% notes due in September 2007) to variable-rate debt. The interest rate swaps are considered fair value hedges and are 100% effective. As a result, the mark-to-market value of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains or losses in other expense. The interest rate swaps had a fair value of $145,600 at January 31, 2002, with the corresponding adjustment to long-term debt included in other noncurrent liabilities.

Sequential Page
No. 8

Note F – Income Per Share

         The following table sets forth the computation of earnings per Common Share and earnings per Common Share – assuming dilution:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
Numerator:

Net income	$7,947	$7,039	$24,198	$21,814

Denominator:

Denominator for earnings per Common Share – weighted-average shares	24,548,867	24,089,174	24,367,732	25,830,130

Effect of dilutive securities:

Stock options	390,699	230,500	326,995	114,970

Restricted stock	76,775	94,454	59,318	74,270

Denominator for earnings per Common Share – assuming dilution	25,016,341	24,414,128	24,754,045	26,019,370

Net income per Common Share	$0.32	$0.29	$0.99	$0.84

Net income per Common Share – assuming dilution	$0.32	$0.29	$0.98	$0.84

Note G – Comprehensive Income

         During the three-month periods ended January 31, 2002 and 2001, total comprehensive income was $10,602,000 and $8,350,000, respectively. Total comprehensive income for the nine-month periods ended January 31, 2002 and 2001 was $23,362,000 and $18,586,000, respectively. Comprehensive income consists of net income and foreign currency translation adjustments.

Note H – Recently Issued Accounting Standards

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

Sequential Page
No. 9

Item 2. Management’s Discussion and Analysis

         During the second fiscal quarter of 2002, the Company announced its intended merger with The Procter & Gamble Company’s Jif peanut butter and Crisco shortening and oils businesses. The merger, which is subject to Smucker shareholder approval at a special shareholders’ meeting on April 5, 2002, and other conditions, is anticipated to be completed during the second calendar quarter of 2002. This consolidation will add two icon brands with leading market positions. Subsequent to the merger, the Company’s reporting segments will be restated to U.S. Retail Markets and Special Markets.

         This discussion and analysis deals with comparisons of material changes in the unaudited condensed, consolidated financial statements for the three-month and nine-month periods ended January 31, 2002 and 2001, respectively.

Results of Operations

         Sales for the third quarter ended January 31, 2002, were $168.4 million, up ten percent from $153.6 million for the quarter ended January 31, 2001. Sales for the nine-month period ended January 31, 2002, were up four percent to $511.0 million, compared to $489.8 million for the nine months ended January 31, 2001.

         Sales in the domestic business segment were up nine percent for the quarter and five percent for the nine-month period over the prior year resulting from increased sales in the consumer, foodservice, beverage, and industrial business areas.

         Sales in the Company’s consumer business were up six percent in the third quarter as compared to the same period last year. The increase came primarily in the grocery and warehouse club store channels with sales of natural peanut butter, toppings, sugar-free fruit spreads, and Goober peanut butter and jelly combination products driving sales. The Company’s share of market in the fruit spreads category continues to grow.

         Sales in the foodservice area for the third quarter increased over 13 percent, marking this area’s third consecutive quarter of double-digit growth. Sales and distribution of Smucker’s Uncrustables to schools accounted for nearly 60 percent of the total increase. Additionally, the traditional foodservice channel, which services the dining, travel, and leisure industries, rebounded from a soft second quarter, posting an increase in sales of six percent.

         Sales in the beverage area were up nine percent, with approximately one-half of the increase coming from The R.W. Knudsen Family and Santa Cruz Organic brands. For the year, beverage sales are up nearly seven percent over last year.

         Sales in the Company’s industrial business were up over 30 percent for the third quarter. The increase was due primarily to the acquisition of the International Flavors and Fragrances, Inc. (IFF) fruit and vegetable preparation businesses in October 2001. IFF contributed approximately $5.4 million to sales and $0.02 per share to earnings during the quarter. A similar contribution is expected in the fourth quarter.

         The acquisition of the IFF business, along with the future addition of the Jif and Crisco brands, has given the Company the opportunity to restructure its industrial business and focus on contracts that support long-term margin objectives and, as a result, it is discontinuing select low margin contracts. This will result in an approximate loss of $40-50 million in ingredient sales

Sequential Page
No. 10

over the next two years; however, the after tax earnings impact from these sales is less than one million dollars.

         The Company’s international business segment also recorded a strong third quarter with sales up $2.5 million, an 11 percent increase over the third quarter of fiscal 2001. Overall, exchange rates continue to have a negative impact on the Company’s international results. Had exchange rates remained constant with last year, overall international sales would have been approximately $1.4 million higher in the third quarter and nearly $5 million higher on a year-to-date basis compared to last year.

         The increase in sales occurred in nearly every part of the Company’s international business segment with the majority of the growth coming from the Australian, Brazilian, and Export businesses. Sales of Henry Jones Foods, the Company’s Australian subsidiary, were up 12 percent for the quarter, despite the ongoing effects of a weak Australian dollar. Sales in Brazil increased 25 percent for the quarter due to the international portion of the IFF acquisition, offsetting the exchange rate impact.

         Cost of products sold as a percentage of sales was 67.3% for the quarter and 67.1% for the nine-month period, up from 65.9% and 66.8%, respectively last year. Although raw material costs remained essentially flat, increased costs were due to expenses associated with meeting capacity requirements for Smucker’s Uncrustables and the fact that the business acquired from IFF currently has margins that are below the corporate average.

         Selling, distribution, and administrative (SD&A) costs which were even with last year’s quarter, increased for the nine-month period primarily due to higher amortization charges associated with the information systems implementations. Marketing expenses for the quarter were down eight percent from the prior year, primarily due to lower expenditures in the beverage and consumer-direct areas. Subsequent to and as a result of the completion of the Jif and Crisco transaction, the Company expects to see SD&A costs become a lower percentage of sales than they are today, even with the increased marketing support planned for the Jif and Crisco brands. In addition, the Company has incurred in the third quarter approximately $914,000 of integration expenses related to the Jif and Crisco transaction.

         Interest expense for the year increased over the prior year due to the long-term debt placement that was completed during the second quarter of last year. During the quarter, the Company capitalized approximately $230,000 in interest associated with the Company’s information technology reengineering and other capital projects. Year to date, the Company has capitalized approximately $475,000 in interest associated with the projects. During the quarter, the Company entered into interest rate swap agreements in order to manage interest rate exposure and minimize financing costs. Effectively, the Company converted $17 million of fixed-rate debt (7.70% notes due in September 2005) and $33 million of fixed-rate debt (7.87% notes due in September 2007) to variable-rate debt. The interest rate swaps are considered fair value hedges and are 100% effective. The interest rate swaps effectively reduced interest expense by approximately $206,000 for the quarter.

         Plans to merge the Jif and Crisco brands into the Company remain on track for closing in the second calendar quarter of this year. The Company has completed the mailing to its shareholders of the prospectus/proxy statement for the April 5, 2002 special meeting of shareholders to approve the transaction.

Sequential Page
No. 11

Financial Condition – Liquidity and Capital Resources

         The financial position of the Company remains strong with an increase of $16.3 million in cash during the first nine months of the year. Cash and cash equivalents were up $36.7 million at the end of the third quarter over the comparable date last year. Significant uses of cash during the quarter and nine-month period included the seasonal procurement of fruit, expenditures related to the acquisition of the formulated fruit and vegetable preparation businesses of International Flavors and Fragrances, Inc. (IFF), capital expenditures, and the payment of dividends.

         The Company expects capital expenditures for the year to be approximately $30 million, up from $20 million originally projected. The increased expenditures relate primarily to acquisitions of real property around current facilities for potential future expansion of those facilities.

         The Company believes that cash on hand together with cash generated by operations and existing lines of credit will be sufficient to fund expenditures related to the Jif and Crisco transaction and meet fiscal 2002 requirements, including the payment of dividends and interest on outstanding debt. The Company expects the addition of the Jif and Crisco brands to improve cash flows from operation.

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

Certain Forward-Looking Statements

         This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the consummation of the proposed merger of the Jif and Crisco businesses with and into the Company and timing of the closing;

•	costs associated with the merger should it fail to close;

•	regulatory approval related to the proposed merger;

•	the success and cost of integrating the merged businesses;

•	the success and cost of introducing new products;

•	general competitive activity in the market;

•	the ability of business areas to achieve sales targets and the costs associated with attempting to do so;

•	the ability of the Company from time to time to successfully effect price increases;

•	the ability to improve sales and earnings performance in the Company’s formulated ingredient business;

•	the exact time frame in which the loss of sales associated with the discontinued industrial contracts will occur and the Company's ability to successfully cover or eliminate the overhead associated with those sales;

•	costs associated with the implementation of new business and information systems;

•	raw material and ingredient cost trends; and

•	foreign currency exchange and interest rate fluctuations.

Sequential Page
No. 12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See the Index of Exhibits that appears on Sequential Page No. 14 of this report.

(b) Reports on Form 8-K

On November 16, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange
         Commission reporting it issued a press release to announce its earnings for the second quarter ended October 31,
2001.

Sequential Page
No. 13

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 11, 2002	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor BY STEVEN J. ELLCESSOR Vice President-Finance and Administration, Secretary, and General Counsel

/s/ Timothy P. Smucker AND TIMOTHY P. SMUCKER Chairman and Co-Chief Executive Officer

Sequential Page
No. 14

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential

Exhibit No.*	Description	Page No.

•	Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, 27 and 99 are either inapplicable to the Company or require no answer.