Form 10-K
period 2002-04-30
SMUCKER J M CO
filed 2002-07-26
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 1-5111

THE J. M. SMUCKER COMPANY

(Exact name of registrant as specified in its charter)

Ohio	31-1813379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Strawberry Lane Orrville, Ohio	44667-0280
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (330) 682-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 24, 2002, 49,558,746 Common Shares of The J. M. Smucker Company were issued and outstanding. The aggregate market value of the Common Shares held by nonaffiliates of the registrant at July 24, 2002, was $1,456,854,809.

     Certain sections of the registrant’s definitive Proxy Statement, dated July 9, 2002, for the August 13, 2002 Annual Meeting of Shareholders, and of the 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II, III, and IV of this Report.

PART I

Item 1. Business

     The Company. The J. M. Smucker Company was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker’s (a registered trademark), operates in one industry, the manufacturing and marketing of food products on a worldwide basis although the majority of the Company’s sales are in the United States. The Company’s distribution outside the United States is principally in Canada, Australia, Brazil, Mexico, China and the Pacific Rim, Europe, and the Middle East although products are exported to other countries as well. International sales represent less than 15% of total consolidated Company sales for fiscal 2002. Unless otherwise indicated by the context, the term “Company” as used in this report means the continuing operations of The J. M. Smucker Company and its subsidiaries within the domestic segment.

     On June 1, 2002, the Company merged the Jif peanut butter and Crisco shortening and oils businesses of The Procter & Gamble Company with and into the Company. Information regarding the merger is hereby incorporated by reference from the 2002 Annual Report to Shareholders, on pages 27 and 28 under “Note C: Subsequent Event.” As a result of the Jif and Crisco merger, the Company’s reportable segments will be restated to U.S. Retail Markets and Special Markets in the first quarter of fiscal 2003.

     Principal Products. The principal products of the Company are fruit spreads, dessert toppings, peanut butters, frozen peanut butter and jelly sandwiches, industrial fruit products, fruit and vegetable juices, beverages, syrups, condiments, and gift packages.

     Product sale information for the years 2002, 2001, and 2000 is hereby incorporated by reference from the 2002 Annual Report to Shareholders, on pages 28 through 30 under “Note D: Operating Segments.”

     In its domestic segment, the Company’s products are primarily sold through brokers to chain, wholesale, cooperative, independent grocery accounts and other consumer markets, to foodservice distributors and chains including hotels, restaurants, schools and other institutions, and to other food manufacturers.

     With the addition of the Jif and Crisco businesses in fiscal 2003, fruit spreads, peanut butter and shortening and oils are together expected to make up approximately 75% of the Company’s business.

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

     Trademarks and Patents. The Company’s products are produced under certain patents and marketed under numerous trademarks owned by the Company. Major trademarks include: Smucker’s, Dickinson’s, Lost Acres, Mary Ellen, Adams, Laura Scudder’s, Goober, Simply Fruit, Magic Shell, Sundae Syrup, Smucker’s Snackers, Uncrustables, R. W. Knudsen Family, After The Fall, Simply Nutritious, Recharge, Santa Cruz Organic, and Spritzer. In addition, the Company licenses the use of several other trademarks, none of which individually is material to the Company’s business.

     As a result of the merger of the Jif and Crisco businesses, the Company added the following trademarks: Jif, Simply Jif, Jif Smooth Sensations, and Crisco. In addition, Jif and Crisco have a portfolio of U.S. and foreign patents, and pending applications related to processes and products with varying durations.

     Other slogans or designs considered to be important Company trademarks include (without limitation) the slogan, “With a name like Smucker’s, it has to be good,” “Over 100 Years of Family-Made Goodness,” the Smucker’s banner, the Crock Jar shape, the Gingham design, and the Strawberry logo.

     The Company considers all of these trademarks to be essential to the Company’s business.

     Seasonality. Historically, the Company’s business has not been highly seasonal.

     Working Capital. Working capital requirements for the Company and much of the fruit spread industry are greatest during the late spring and summer months due to seasonal procurement of fruits and berries.

     Customers. The Company is not dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the Company’s business. No single customer accounts for more than 10% of consolidated sales.

     With the completion of the Jif and Crisco merger, it is anticipated that in fiscal 2003 the Company will have one customer, Wal-Mart and its affiliates, with net sales exceeding 10%.

     Orders. Generally, orders are filled within a few days of receipt and the backlog of unfilled orders at any particular time is not and, has not been, material.

     Government Business. No material portion of the Company’s business is subject to negotiation of profits or termination of contracts at the election of the government.

     Competition. The Company is the market leader in the fruit spreads, dessert topping, health and natural foods beverages, natural peanut butter, and peanut butter combination categories. The Company’s business is highly competitive as all its brands compete for retail shelf space with other advertised and branded products as well as unadvertised and private label products. The Company’s brands compete with four major branded lines of fruit spreads and many private label brands. The competing brands exist on both a national and regional level. The continued growth of alternative store formats (i.e., club stores and mass merchandise stores), consolidation of retailers, manufacturers, and brokers within the food industry, and changes in business practices, resulting from both technological advances and new industry techniques, have all added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, advertising, and promotion. Positive factors pertaining to the Company’s competitive position include well-recognized brands, strong brand management, varied product offerings, and a strong distribution network.

     The Jif brand has been a leader in the peanut butter category for over 20 years. The Jif brand is marked by its distinct product differentiation (“more fresh roasted peanut taste”) and a consistent advertising campaign (“Choosy Moms Choose Jif”). Crisco has been a leader in the shortening and cooking oils category for over 50 years. Jif and Crisco products are sold primarily in the United States to food retailers, food wholesales, club stores, and mass merchandisers. Jif and Crisco products are distributed to the Canadian market as well. Crisco’s oils business holds the number one volume share position among branded competitors in the grocery and drug channels, and the number one overall share with mass merchandisers. The positive factors pertaining to the Jif and Crisco businesses are the same as those mentioned in the preceding paragraph with respect to the Company’s traditional businesses. The oils category in which Crisco competes is a more competitive category than the others in which the Company’s brands compete due to a larger private label presence and more volatile commodity pricing.

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

     Employees. At April 30, 2002, the Company had approximately 2,300 full-time employees, worldwide. Approximately 760 of these employees, located at six facilities, are covered by union contracts between the Company and the Teamsters. These contracts vary in term depending on the location. Although the Company believes its relations with its current employees are generally good, the Company is currently experiencing a strike of its employees at its Woodburn, Oregon fruit processing facility. During peak season, the Woodburn facility has employed as many as 200 employees. The facility is operating at normal capacity utilizing seasonal and supervisory staff.

     Upon completion of the Jif and Crisco merger on June 1, 2002, the Company added approximately 400 full-time employees.

     Segment and Geographic Information. Information concerning operating segments including international operations for the years 2002, 2001, and 2000 is hereby incorporated by reference from the 2002 Annual Report to Shareholders, on pages 28 through 30 under “Note D: Operating Segments.”

     Certain Forward-Looking Statements. This report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are hereby incorporated by reference from the Company’s 2002 Annual Report to Shareholders under “Certain Forward-Looking Statements” on page 17.

Item 2. Properties

     The table below lists all the Company’s manufacturing and fruit processing facilities. All of the Company’s properties are maintained and updated on a regular basis, and the Company continues to make investment for expansion and technological improvements. The Company believes that existing capacity at these facilities is sufficient to sustain current operations and anticipated growth.

     The properties listed below are owned, except for the West Fargo, North Dakota, location, which is leased. There are no material performance obligations associated with the properties listed below. The corporate headquarters are located in Orrville, Ohio.

Domestic Manufacturing Locations	Products Produced

Orrville, Ohio	Fruit spreads, toppings, industrial fruit products, Smucker’s Snackers
Salinas, California	Fruit spreads, toppings, syrups
Memphis, Tennessee	Fruit spreads, toppings
Ripon, Wisconsin	Fruit spreads, toppings, condiments, industrial fruit products
New Bethlehem, Pennsylvania	Peanut butter and Goober products
Chico, California	Fruit and vegetable juices, beverages
Havre de Grace, Maryland	Fruit and vegetable juices, beverages
West Fargo, North Dakota	Frozen peanut butter and jelly sandwiches

Domestic Fruit Processing Locations	Fruit Processed

Watsonville, California	Strawberries, oranges, apples, peaches, apricots. Also, produces industrial fruit products and frozen peanut butter and jelly sandwiches.
Woodburn, Oregon	Strawberries, raspberries, blackberries, blueberries. Also, produces industrial fruit products.
Grandview, Washington	Grapes, cherries, strawberries, cranberries, apples, boysenberries, blackberries, red raspberries, red currants, and pears
Oxnard, California	Strawberries

International Manufacturing Locations	Products Produced

Ste-Marie, Quebec, Canada	Fruit spreads, sweet spreads, industrial products
Kyabram, Victoria, Australia	Fruit spreads, toppings, fruit pulps, fruit bars
Livingston, Scotland	Industrial fruit products
São José do Rio Pardo, Brazil	Industrial fruit products

     Upon completion of the Jif and Crisco merger, the Company acquired title to property located in Lexington, Kentucky (peanut butter production), and Cincinnati, Ohio (oils and shortening production).

Item 3. Legal Proceedings

     The Company is not a party to any pending legal proceeding that would be considered material.

Item 4. Submissions of Matters to a Vote of Security Holders

     A special meeting of the shareholders of the Company was held on April 5, 2002, to consider and vote upon the proposal to merge the Jif peanut butter business and the Crisco shortening and oils businesses of The Procter & Gamble Company into the Company and to amend the Company’s articles of incorporation in connection with the merger. The proposal was approved as follows:

Votes For	Votes Against	Abstentions	Broker Nonvotes

50,771,318	300,892	62,018	0

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     The information pertaining to the market for the Company’s Common Shares and other related shareholder information is hereby incorporated by reference from the Company’s 2002 Annual Report to Shareholders under “Stock Price Data” on page 11.

     The information pertaining to the securities the Company has authorized for issuance under equity compensation plans is hereby incorporated by reference to Item 12 of this report on Form 10-K.

Item 6. Selected Financial Data

     Five-year summaries of selected financial data for the Company and discussions of items which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company’s 2002 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 10, “Note A: Accounting Policies” on pages 24 through 26 and “Note E: Nonrecurring Charge” on page 30.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     Management’s discussion and analysis of results of operations and financial condition, including a discussion of capital resources and liquidity, and critical accounting estimates and policies, is hereby incorporated by reference from the Company’s 2002 Annual Report to Shareholders under “Management’s Discussion and Analysis,” on pages 12 through 17.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosures about market risk are hereby incorporated by reference from the Company’s 2002 Annual Report to Shareholders under “Derivative Financial Instruments and Market Risk” on page 17.

Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements of the Company at April 30, 2002 and 2001, and for each of the years in the three-year period ended April 30, 2002, with the report of independent auditors and selected unaudited quarterly financial data, are hereby incorporated by reference from the Company’s 2002 Annual Report to Shareholders under “Summary of Quarterly Results of Operations” on page 11 and beginning with “Management’s Report on Responsibility for Financial Reporting” on page 18 through “Note M: Common Shares” on page 39.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding directors and nominees for directorship is incorporated herein by reference from the Company’s definitive Proxy Statement, dated July 9, 2002, for the 2002 Annual Meeting of Shareholders on August 13, 2002, on pages 3 through 5, under the caption “Election of Directors”.

     Information regarding disclosure of late filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the Company’s definitive Proxy Statement, dated July 9, 2002, for the 2002 Annual Meeting of Shareholders on August 13, 2002, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 16.

Executive Officers of the Company

     The names, ages as of July 1, 2002, and current positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer of the Company for more than five years.

Name	Age	Years with Company	Position	Served as an Officer Since

Timothy P. Smucker	58	33	Chairman and Co-Chief Executive Officer	1973
Richard K. Smucker	54	29	President and Co-Chief Executive Officer	1974
Mark R. Belgya	41	17	Treasurer (1)	1997
Vincent C. Byrd	47	25	Vice President and General Manager,	1988
			Consumer Market
Barry C. Dunaway	39	15	Vice President-Corporate Development (2)	2001
Fred A. Duncan	56	24	Vice President-Special Markets	1984
Steven J. Ellcessor	50	16	Vice President-Finance and	1986
			Administration, Secretary, and Chief
			Financial Officer
Robert E. Ellis	55	24	Vice President-Human Resources	1996
M. Ann Harlan	42	3	General Counsel and Assistant Secretary (3)	2002
Donald D. Hurrle, Sr.	53	25	Vice President-Sales, Grocery Market (4)	2001
Richard G. Jirsa	56	27	Vice President-Information Services and	1978
			Corporate Controller
John D. Milliken	57	28	Vice President-Logistics and Western	1981
			Operations
Steven T. Oakland	41	19	Vice President and General Manager,	1999
			Consumer Oils (5)
Mark T. Smucker	32	4	Vice President and General Manager,	2001
			International Market (6)
Richard F. Troyak	54	23	Vice President–Operations (7)	1998
Paul Smucker Wagstaff	32	5	Vice President and General Manager,	2001
			Foodservice Market (8)

(1)	Mr. Belgya was elected to his present position in June, 2001, having served from August, 1997 to May, 2001, as Corporate Controller.

(2)	Mr. Dunaway was elected to his present position in November, 2001, having served as Director, Corporate Development and Strategic Planning since February, 2000. Prior to that time, he served as Director, Business Development – Europe and Middle East since August, 1996.

(3)	Ms. Harlan was elected to her present position in April, 2002, having served as Assistant General Counsel and Assistant Secretary since August, 2000. Prior to that time, she served as Assistant General Counsel since January 1999. Before joining the Company, Ms. Harlan was a partner at the law firm of Calfee, Halter & Griswold LLP.

(4)	Mr. Hurrle was elected to his present position in April, 2001, having served as National Sales Manager – Grocery since November, 1990.

(5)	Mr. Oakland was elected to his present position in November, 2001, having served as Vice President and General Manager – Foodservice Market since February, 1999. Prior to that time, he served as General Manager, J.M. Smucker (Canada) Inc. since July, 1995.

(6)	Mr. Mark Smucker was elected to his present position in November, 2001, having served as General Manager and Managing Director, Smucker do Brasil since January, 2000. Prior to that time, he served as Director, Business Development – South America since May, 1998, and Manager, Business Development, South America since September, 1997.

(7)	Mr. Troyak was elected to his present position in September, 1998, having served as Director, East Coast Operations since October, 1997.

(8)	Mr. Wagstaff was elected to his present position in November, 2001, having served as General Manager, Uncrustables Market since May, 2000. Prior to that time, he served as Product Manager, Toppings, Peanut Butter and Specialties since January, 1997.

Item 11. Executive Compensation

     Information regarding the compensation of directors and executive officers is incorporated by reference from the Company’s definitive Proxy Statement, dated July 9, 2002, for the 2002 Annual Meeting of Shareholders on August 13, 2002, on page 5 under “Director Compensation”, on pages 7 through 10 under “Report of the Executive Compensation Committee of the Board of Directors” and in the compensation tables on pages 11 through 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information regarding security ownership of certain beneficial owners, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company’s definitive Proxy Statement, dated July 9, 2002, for the 2002 Annual Meeting of Shareholders on August 13, 2002, on pages 15 through 16, under “Ownership of Common Shares.”

     The information pertaining to the securities the Company has authorized for issuance under equity compensation plans is hereby incorporated by reference from the Company’s definitive Proxy Statement, dated July 9, 2002, for the 2002 Annual Meeting of Shareholders on August 13, 2002, under “Equity Compensation Plan Information” on page 13.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company’s definitive Proxy Statement dated July 9, 2002, for the 2002 Annual Meeting of Shareholders on August 13, 2002, beginning with “Election of Directors” on page 3 and continuing through “Director Compensation” on page 5.

     In addition to information incorporated by reference from the Company’s definitive Proxy Statement, Mr. William H. Steinbrink, a director of the Company, is a partner in the law firm of Jones, Day, Reavis and Pogue. Such firm provided legal services on behalf of the Company during fiscal 2002 on a variety of matters, and it is anticipated that such firm will provide services in fiscal 2003.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1,	2.	Financial Statements and Financial Statement Schedule

		The index to Consolidated Financial Statements and Financial Statement Schedule is included on page F-1 of this Report.

	3.	Exhibits

Exhibit
No.	Description

2	Agreement and Plan of Merger, dated October 9, 2001, by and among The Procter & Gamble Company, The Procter & Gamble Ohio Brands Company and The J. M. Smucker Company incorporated by reference to Form 8-K filed on October 12, 2001.
3(a)	Amended Articles of Incorporation incorporated by reference to Amendment No. 3 to Form S-4 filed on February 28, 2002.
3(b)	Amended Regulations incorporated by reference to Form S-4/A filed on February 28, 2002.
10(a)	Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K.
10(b)	1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K.
10(c)	Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K.
10(d)	Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K.
10(e)	1998 Equity and Performance Incentive Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 1998.
10(f)	Amended and Restated Rights Agreement, dated as of August 28, 2000, by and between the Company and ComputerShare Investor Services, LLC (successor to Harris Trust and Savings Bank) incorporated by reference to the Registration Statement on Form 8-A filed on August 28, 2000, as amended by Amendment No. 1 thereto, dated as of October 9, 2001, incorporated by reference to the Registration Statement on Form 8-A filed on October 22, 2002.
10(g)	Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.
10(h)	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

10(i)	Note Purchase Agreement (dated as of August 23, 2000) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.
10(j)	Nonemployee Director Stock Option Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2001.
13	Excerpts from 2002 Annual Report to Shareholders
18	Change in Accounting Principle
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
24	Powers of Attorney

All other required exhibits are either inapplicable to the Company or require no answer.

(b)	Reports on Form 8-K filed in the Fourth Quarter of 2002.

On February 27, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting it issued a press release to announce its earnings for the third quarter ended January 31, 2002.

(c)	The response to this portion of Item 14 is submitted as a separate section of this report.

(d)	The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 26, 2002	The J. M. Smucker Company

/s/ Steven J. Ellcessor

By: Steven J. Ellcessor Vice President—Finance and Administration, Secretary, and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*

Timothy P. Smucker	Chairman and Co-Chief Executive Officer, and Director (Principal Executive Officer)	July 21, 2002
*

Richard K. Smucker	President and Co-Chief Executive Officer, and Director (Principal Executive Officer)	July 22, 2002
/s/ Steven J. Ellcessor

Steven J. Ellcessor	Vice President-Finance and Administration, Secretary, and Chief Financial Office (Principal Accounting Officer)	July 26, 2002
*

Richard G. Jirsa	Vice President-Information Services and Corporate Controller (Principal Accounting Officer)	July 22, 2002
*

Vincent C. Byrd	Director	July 19, 2002
*

Kathryn W. Dindo	Director	July 22, 2002
*

Fred A. Duncan	Director	July 24, 2002
*

Elizabeth Valk Long	Director	July 18, 2002
*

Charles S. Mechem, Jr.	Director	July 23, 2002
*

William H. Steinbrink	Director	July 18, 2002
*

William Wrigley, Jr.	Director	July 21, 2002

*     The undersigned, by signing his name hereto, does sign and execute this reports pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ Steven J. Ellcessor

By: Steven J. Ellcessor
Attorney-in-Fact

THE J. M. SMUCKER COMPANY

ANNUAL REPORT ON FORM 10-K

ITEMS 14(a) (1) AND (2), (c) AND (d)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

	Form 10-K Report	Annual Report To Shareholders

Data incorporated by reference from the 2002 Annual Report to Shareholders of The J. M. Smucker Company:
Consolidated Balance Sheets at April 30, 2002 and 2001		20 - 21
For the years ended April 30, 2002, 2001, and 2000:
Statements of Consolidated Income		19
Statements of Consolidated Cash Flows		22
Statements of Consolidated Shareholders’ Equity		23
Notes to Consolidated Financial Statements		24 - 39
Consolidated financial statement schedule at April 30, 2002, or for the years ended April 30, 2002, 2001, and 2000:
II. Valuation and qualifying accounts	F-2

     All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

F-1

THE J. M. SMUCKER COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 2002, 2001, AND 2000

(Dollars in Thousands)

	Balance	Charged to	Charged to		Balance at
	at Beginning	Costs and	Other	Deductions	End of
Classification	of Year	Expenses	Accounts	(A)	Year

2002:
Valuation allowance for
Deferred tax assets	$1,522	$38	$—	$—	$1,560
Allowance for doubtful accounts	405	316	—	206	515

	$1,927	$354	$—	$206	$2,075

2001:
Valuation allowance for Deferred tax assets	$1,728	$(206)	$—	$—	$1,522
Allowance for doubtful accounts	504	230	—	329	405

	$2,232	$24	$—	$329	$1,927

2000:
Valuation allowance for Deferred tax assets	$1,695	$33	$—	$—	$1,728
Allowance for doubtful accounts	733	291	—	520	504

	$2,428	$324	$—	$520	$2,232

(A)	Uncollectible accounts written off, net of recoveries.

F – 2