Form 10-Q
period 2002-07-31
SMUCKER J M CO
filed 2002-09-13
CIK 91419

Sequential Page

No. 1 of 20 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 1-5111

THE J. M. SMUCKER COMPANY

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0538550 (I.R.S. Employer Identification No.)

One Strawberry Lane Orrville, Ohio (Address of principal executive offices)	44667-0280 (Zip code)

Registrant’s telephone number, including area code (330) 682-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common shares, no par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. ☑ Yes ☐ No

The Company had 49,574,260 common shares outstanding on August 31, 2002.

The Exhibit Index is located at Sequential Page No. 20.

Sequential Page

No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	July 31,

	2002	2001

	(Dollars in thousands, except per
	share data)
Net sales	$274,936	$169,792

Cost of products sold	182,584	112,612

Gross Profit	92,352	57,180

Selling, distribution, and administrative expenses	59,947	41,685

Merger and integration costs	4,887	—

Operating Income	27,518	15,495

Other income (expense)
Interest income	569	731

Interest expense	(2,313)	(2,281)

Other – net	60	67

Income Before Income Taxes	25,834	14,012

Income taxes	9,817	5,465

Net Income	$16,017	$8,547

Net Income per common share	$0.39	$0.37

Net Income per common share – assuming dilution	$0.39	$0.37

Dividends declared per common share	$0.20	$0.17

See notes to condensed consolidated financial statements.

Sequential Page

No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2002	April 30, 2002

	(Dollars in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$74,095	$91,914

Trade receivables, less allowances	111,443	57,371

Inventories:

Finished products	91,490	52,817

Raw materials, containers, and supplies	104,221	63,722

	195,711	116,539

Other current assets	16,762	13,989

Total Current Assets	398,011	279,813

PROPERTY, PLANT, AND EQUIPMENT

Land and land improvements	23,358	16,911

Buildings and fixtures	105,499	87,126

Machinery and equipment	336,398	242,590

Construction in progress	12,955	7,504

	478,210	354,131

Less allowances for depreciation	(197,622)	(191,342)

Total Property, Plant, and Equipment	280,588	162,789

OTHER NONCURRENT ASSETS

Goodwill	495,691	33,510

Other intangible assets	331,672	14,825

Other assets	31,298	33,955

Total Other Noncurrent Assets	858,661	82,290

	$1,537,260	$524,892

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$71,763	$32,390

Other current liabilities	94,259	48,041

Total Current Liabilities	166,022	80,431

NONCURRENT LIABILITIES

Long-term debt	135,000	135,000

Other noncurrent liabilities	166,966	29,317

Total Noncurrent Liabilities	301,966	164,317

SHAREHOLDERS’ EQUITY

Common shares	12,390	6,217

Additional capital	809,479	33,184

Retained income	273,939	267,793

Less:

Deferred compensation	(3,292)	(2,725)

Amount due from ESOP	(8,562)	(8,562)

Accumulated other comprehensive loss	(14,682)	(15,763)

Total Shareholders’ Equity	1,069,272	280,144

	$1,537,260	$524,892

See notes to condensed consolidated financial statements.

Sequential Page

No. 4

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31,

	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$16,017	$8,547

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	7,475	6,024

Amortization	688	1,146

Other adjustments	(21,452)	(5,923)

Net cash provided by operating activities	2,728	9,794

INVESTING ACTIVITIES

Business acquired, net of cash acquired	(9,303)	—

Additions to property, plant, and equipment	(8,371)	(6,315)

Disposal of property, plant, and equipment	66	15

Other – net	422	391

Net cash used for investing activities	(17,186)	(5,909)

FINANCING ACTIVITIES

Dividends paid	(3,939)	(3,865)

Other – net	211	(211)

Net cash used for financing activities	(3,728)	(4,076)

Effect of exchange rate changes	367	58

Net decrease in cash and cash equivalents	(17,819)	(133)

Cash and cash equivalents at beginning of period	91,914	51,125

Cash and cash equivalents at end of period	$74,095	$50,992

(    ) Denotes use of cash

See notes to condensed consolidated financial statements.

Sequential Page

No. 5

THE J. M. SMUCKER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2002, are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002.

Note B – Merger

         On June 1, 2002, the Company merged the Jif peanut butter and Crisco shortening and oils businesses of The Procter & Gamble Company (P&G) with and into the Company in a tax-free stock transaction. Under the terms of the agreement, P&G spun off its Jif and Crisco businesses to its shareholders and immediately thereafter those businesses were merged with and into the Company. P&G shareholders received one Company common share for every 50 P&G common shares that they held as of the record date for the distribution of the Jif and Crisco businesses to the P&G shareholders. The Company’s shareholders received 0.9451 of a new Company common share for each Company common share that they held immediately prior to the merger. Approximately 26,000,000 common shares were issued to the P&G shareholders, valued at approximately $781,485,000 based on the average market price of the Company’s common shares over the period from three days before to three days after the terms of the merger were announced. Upon completion of the merger, the Company had 49,531,376 common shares outstanding.

         The conversion of the Company’s common shares into new Company common shares has been treated in a manner similar to a reverse stock split. All per share data for all periods presented have been restated to reflect the effects of the conversion.

         The merger and the combination of three brands – Smucker’s, Jif, and Crisco – enhances the Company’s strategic and market position. The merger was accounted for as a purchase business combination. For accounting purposes, the Company is the acquiring enterprise. Accordingly, the results of the Jif and Crisco operations are included in the Company’s consolidated financial statements from the date of the merger.

         The aggregate purchase price was approximately $790,788,000 including $9,303,000 of acquisition related expenses. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their preliminary estimated fair values at the date of acquisition. Final estimated fair values will be determined by independent appraisals, discounted cash flows, quoted market prices, and management estimates. The Company currently expects to finalize the purchase price allocation by May 31, 2003.

Sequential Page

No. 6

         The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the merger. The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process.

(Dollars in thousands)	June 1, 2002

Assets:

Tangible assets	$157,706

Intangible assets not subject to amortization	280,000

Intangible assets subject to amortization (15 year weighted-average useful life)	37,333

Goodwill	462,374

Total assets acquired	937,413

Total liabilities assumed	(146,625)

Net assets acquired	$790,788

         The $462,374,000 of goodwill relates to the U.S. retail market segment and will not be deductible for tax purposes.

         Had the merger of the Jif and Crisco businesses with and into the Company occurred at the beginning of fiscal 2002, pro forma consolidated results would have been as follows:

	Three Months Ended July 31,

(Dollars in thousands)	2002	2001

Net sales	$318,000	$304,800

Operating income, excluding indirect expenses of the Jif and Crisco businesses	$44,900	$50,600

Note C – Change in Accounting Principle

         Effective May 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment.

Sequential Page

No. 7

         Prior to the adoption of SFAS 142, amortization expense was recorded for goodwill and other intangible assets. The following table sets forth a reconciliation of net income and earnings per share information adjusted for the nonamortization provisions of SFAS 142.

	Three Months Ended July 31,

(Dollars in thousands)	2002	2001

Net income, as reported	$16,017	$8,547

Goodwill and indefinite lived intangible asset amortization	—	550

Net income, as adjusted	$16,017	$9,097

Earnings per common share:

Net income, as reported	$0.39	$0.37

Goodwill and indefinite lived intangible asset amortization	—	0.03

Net income, as adjusted	$0.39	$0.40

Net income, as reported – assuming dilution	$0.39	$0.37

Goodwill and indefinite lived intangible asset amortization – assuming dilution	—	0.02

Net income, as adjusted – assuming dilution	$0.39	$0.39

         The Company has not completed its initial asset impairment assessment as required in adopting SFAS 142.

Note D – Common Shares

         At July 31, 2002, 150,000,000 common shares were authorized. There were 49,558,746 and 23,504,129 (restated) shares outstanding at July 31, 2002, and April 30, 2002, respectively. Shares outstanding are shown net of 7,109,187 and 7,140,338 (restated) treasury shares at July 31, 2002, and April 30, 2002, respectively.

Note E – Operating Segments

         Effective June 1, 2002, the Company realigned its business segment structure in recognition of the changes resulting from the addition of the Jif and Crisco businesses. Prior year segment information has been restated to conform to the new structure.

         The Company operates in one industry: the manufacturing and marketing of food products. The Company has two reportable segments: U.S. retail market and special markets. The U.S. retail market segment includes the consumer and the consumer oils business areas. This segment represents the primary strategic focus area for the Company – the sale of branded food products with leadership positions to consumers through mainstream domestic retail outlets. The special markets segment represents the aggregation of the foodservice, international, industrial, and beverage business areas. Special markets segment products are distributed through/to foreign countries, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), other food manufacturers, and health and natural food stores.

Sequential Page

No. 8

         The following table sets forth operating segments information:

	Three Months Ended July 31,

(Dollars in thousands)	2002	2001

Net sales:

U.S. retail market	$168,256	$85,777

Special markets	106,680	84,015

Total net sales	$274,936	$169,792

Segment profit:

U.S. retail market	$34,453	$17,895

Special markets	13,767	9,336

Total segment profit	48,220	27,231

Interest income	569	731

Interest expense	(2,313)	(2,281)

Amortization expense	(688)	(1,146)

Merger and integration costs	(4,887)	—

Corporate administrative expenses	(15,150)	(10,651)

Other unallocated income	83	128

Income before income taxes	$25,834	$14,012

Note F – Earnings Per Share

         The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three Months Ended
	July 31,

(Dollars in thousands, except per share data)	2002	2001

Numerator:

Net income	$16,017	$8,547

Denominator:

Denominator for earnings per common share – weighted-average shares	40,645,895	22,936,480

Effect of dilutive securities:

Stock options	300,740	209,091

Restricted stock	70,124	32,475

Denominator for earnings per common share – assuming dilution	41,016,759	23,178,046

Net income per common share	$0.39	$0.37

Net income per common share – assuming dilution	$0.39	$0.37

Sequential Page

No. 9

Note G – Derivative Financial Instruments

         The Company is exposed to market risks, such as changes in interest rates, currency exchange rates, and commodity pricing. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company’s policies in areas such as counterparty exposure and hedging practices. Hedge effectiveness designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in fair value or cash flows of the underlying exposures being hedged.

         Interest rate hedging. The Company’s policy is to manage interest cost using a mix of fixed- and variable-rate debt. To manage this mix in a cost efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

         Commodity price management. Raw materials used by the Company’s Crisco business are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. In connection with the acquisition of Crisco, to manage the volatility related to anticipated inventory purchases to be made by Crisco, the Company uses futures and options with maturities generally less than one year. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately.

Note H – Financing Arrangements

         The Company has uncommitted lines of credit providing up to $90,000,000 for short-term borrowings. No amounts were outstanding at July 31, 2002.

Note I – Comprehensive Income

         During the quarter ended July 31, 2002 and 2001, total comprehensive income was $17,098,000 and $6,954,000, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on commodity hedging activity.

Note J – Goodwill and Other Intangibles

         A summary of changes in the Company’s goodwill during the three months ended July 31, 2002, by reportable operating segment is as follows:

	Balance at			Balance at
(Dollars in thousands)	April 30, 2002	Acquisitions	Other	July 31, 2002

U.S. retail market	$13,353	$462,374	$—	$475,727

Special markets	20,157	—	(193)	19,964

Total	$33,510	$462,374	$(193)	$495,691

Sequential Page

No. 10

         The Company’s intangible assets and related accumulated amortization is as follows:

(Dollars in thousands)	As of July 31, 2002			As of April 30, 2002

		Accumulated			Accumulated
	Acquisition cost	amortization	Net	Acquisition cost	amortization	Net

Patents	$37,333	$414	$36,919	$—	$—	$—

Customer lists and formulas	3,887	292	3,595	3,887	194	3,693

Total intangible assets subject to amortization	41,220	706	40,514	3,887	194	3,693

Trademarks with indefinite lives	291,158	—	291,158	11,132	—	11,132

Total intangible assets not subject to amortization	291,158	—	291,158	11,132	—	11,132

Total intangible assets	$332,378	$706	$331,672	$15,019	$194	$14,825

         The amounts above include preliminary estimates related to the goodwill and intangible assets acquired in the Jif and Crisco merger.

         Amortization expense for intangible assets was approximately $512,000 for the three months ended July 31, 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is $2,670,000 for fiscal 2003 and $2,878,000 for fiscal 2004 through 2007.

Note K – Recently Issued Accounting Standards

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. The Company adopted SFAS 144 as of May 1, 2002. The adoption of SFAS 144 did not have an impact on the Company’s consolidated financial statements.

         In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company’s consolidated financial statements.

Note L – Reclassifications

         Certain prior year amounts have been reclassified to conform to current year classifications.

Sequential Page

No. 11

Item 2. Management’s Discussion and Analysis

         This discussion and analysis deals with comparisons of material changes in the condensed, consolidated financial statements for the three-month periods ended July 31, 2002 and July 31, 2001, respectively.

         On June 1, 2002, The Company merged the Jif peanut butter and Crisco shortening and oils businesses of The Procter & Gamble Company with and into the Company in a tax-free stock transaction. The Company successfully transitioned the Jif and Crisco businesses ahead of schedule on July 1, 2002.

         With the addition of the Jif and Crisco businesses, reportable segments have been restated to U.S. retail market and special markets. The U. S. retail market segment is composed of the Company’s consumer and consumer oils business areas and includes domestic sales of Smucker’s, Jif, and Crisco brand products at retail. The special markets segment is composed of the foodservice, international, industrial, and beverage business areas.

Results of Operations

         Sales were $274.9 million for the first quarter ended July 31, 2002, up 62 percent versus $169.8 million during the comparable period last year. The Jif and Crisco brands contributed $87.0 million to sales in the first quarter of fiscal 2003. Excluding the Jif and Crisco contribution, first quarter sales were $187.9 million, up 11 percent versus the prior year.

         Net income was $16.0 million, or $0.39 per share, for the first quarter versus $8.5 million or $0.37 per share for the first quarter of last year. Income in the first quarter included $4.9 million, or $0.07 per share, of costs associated with the merger of the Jif and Crisco brands into the Company. Excluding those costs, the Company’s earnings per share would have been $0.46 in the first quarter. Earnings per share for the first quarter of fiscal 2002 have been restated to reflect the effect of the merger exchange ratio of 0.9451 on the weighted average shares outstanding during that quarter and include, on a diluted basis, $0.02 of amortization expense not included in the current year.

         Sales for the first quarter in the U. S. retail market segment were up 96 percent over the prior year due to the addition of the Jif and Crisco businesses. Sales of Jif were responsible for consumer area revenues increasing over the prior year by more than 50%. In the consumer oils area, Crisco operations transitioned smoothly. Sales of Crisco were under competitive pressure during the last year of P&G’s ownership of that brand. Sales of the product line in June and July were consistent with the pre-merger trend.

         In August 2002, the Company announced that it was increasing the prices of its Crisco brand products in an effort to offset the substantial cost increases being seen in the market for soybean and canola oil. The increase for oils products averaged approximately 15 percent. This will be the first increase in the price of Crisco products since 1998. In addition, the Company plans to implement a price decrease on the Jif brand peanut butter products of approximately six percent, effective January 2003, in response to the decline in the cost of peanuts that is expected to result at the end of this calendar year from enactment of the Farm Security and Rural Investment Act of 2002. The decision to reduce prices on the Jif products is based on certain assumptions as to the amount of the expected decline in peanut costs and, therefore, is subject to actual cost to the Company of the 2002 peanut crop.

         Sales in the special markets segment were up 27 percent over the prior year, with increases in the beverage and industrial areas accounting for 70 percent of the segment’s growth. International sales of Jif and Crisco, mostly in Canada, also contributed modestly.

         In the beverage area, new products contributed heavily to the 48 percent sales increase in the first quarter. Contributing significantly to the increase were the seasonal Smucker’s powdered strawberry lemonade product sold in club stores and new products in the Santa Cruz Organic line.

Sequential Page

No. 12

         Sales in the industrial area were up 40 percent in the first quarter. The increase was primarily due to the acquisition of the International Flavors and Fragrances Inc. (IFF) fruit preparations business in October 2001. The IFF acquisition contributed approximately $8.2 million to industrial sales in the first quarter. Industrial sales lost in the quarter as part of the previously announced decision to discontinue certain portions of the business were offset by the IFF acquisition contribution and by new products.

         In the foodservice area, sales were up six percent as sales and distribution of Smucker’s Uncrustables to schools continued to expand. The Company’s traditional foodservice business continues to rebound from the effects of a soft economy and weakness in the travel and leisure industry and was up four percent, led by growth in Smucker’s portion control items.

         Sales in the international area were up 23 percent over the prior year. Sales increased in several of the Company’s geographic markets, notably Canada, Brazil, and Scotland. The Company’s export business also was up over the prior year. Jif and Crisco added approximately $1.7 million to the international area, while the IFF business in Brazil contributed to that area’s overall growth for the quarter.

         Cost of products sold rose 62 percent for the first quarter primarily as a result of the Jif and Crisco merger. Flat gross margin performance was the result of sales mix as strong sales in the industrial and beverage areas, which have lower margin structures than the Company’s retail businesses, lowered overall Company gross margins. Modest increases in certain fruit costs also contributed to the margin performance. Selling, distribution, and administrative (SD&A) costs, however, were 21.8 percent of sales in the first quarter versus 24.6 percent in the first quarter last year. As a result of the SD&A improvement, the Company’s operating margin as a percent of sales improved in the first quarter to 11.8 percent (excluding one-time merger related costs) versus 9.1 percent last year.

Financial Condition – Liquidity and Capital Resources

         The financial position of the Company remains strong. Cash and cash equivalents decreased $17.8 million during the first quarter, primarily due to the customary seasonal procurement of fruit and the seasonal buildup of shortenings and oils inventories for the upcoming fall baking season. Other significant uses of cash during the quarter were the payment of merger related costs, capital expenditures, and the payment of dividends. Additional debt was not required to complete the merger of the Jif and Crisco businesses with and into the Company, and total long-term debt as a percent of total capitalization was reduced from approximately 33% at April 30, 2002, to 11% at July 31, 2002.

         Assuming there are no material acquisitions or other significant investments, the Company believes that cash on hand together with cash generated by operations and existing lines of credit will be sufficient to meet its fiscal 2003 requirements, including the payment of dividends and interest on outstanding debt.

         The Company increased quarterly dividends to $0.20 per share effective with the first quarterly dividend declared in fiscal 2003.

Recently Issued Accounting Standards

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. The Company adopted SFAS 144 as of May 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial statements.

Sequential Page

No. 13

         In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company’s consolidated financial statements.

Certain Forward-Looking Statements

         This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the success and cost of integrating the Jif and Crisco businesses into the Company;

•	the success and cost of new marketing and sales programs and strategies intended to promote growth in the Jif and Crisco businesses and in their respective markets;

•	the success and cost of introducing new products;

•	general competitive activity in the market;

•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;

•	the ability of the Company from time to time to implement pricing strategies successfully;

•	the ability to improve sales and earnings performance in the Company’s formulated ingredient businesses;

•	the exact time frame in which the loss of sales associated with discontinued industrial contracts will occur and the Company’s ability to successfully cover or eliminate the overhead associated with those sales;

•	costs associated with the implementation of new business and information systems;

•	raw material and ingredient cost trends; and

•	foreign currency exchange and interest rate fluctuations.

Sequential Page

No. 14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Index of Exhibits that appears on Sequential Page No. 20 of this report.

(b)	Reports on Form 8-K

On June 1, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting it completed the merger of the Jif and Crisco businesses with and into the Company.

On June 18, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting it issued a press release to announce its earnings for the fourth quarter and year ended April 30, 2002.

Sequential Page

No. 15

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 13, 2002	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor

BY STEVEN J. ELLCESSOR Vice President—Finance and Administration, Secretary, and Chief Financial Officer

/s/ Timothy P. Smucker

AND TIMOTHY P. SMUCKER Chairman and Co-Chief Executive Officer

Sequential Page

No. 16

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Timothy P. Smucker, Co-Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed the Report.

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

(3)	Based on my knowledge, the financial statements, and other financial information contained in the Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in the Report.

Date:	September 13, 2002

/s/ Timothy P. Smucker Name: Timothy P. Smucker Title: Co-Chief Executive Officer

Sequential Page

No. 17

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard K. Smucker, Co-Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed the Report.

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

(3)	Based on my knowledge, the financial statements, and other financial information contained in the Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in the Report.

Date:	September 13, 2002

/s/ Richard K. Smucker Name: Richard K. Smucker Title: Co-Chief Executive Officer

Sequential Page

No. 18

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven J. Ellcessor, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed the Report.

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

(3)	Based on my knowledge, the financial statements, and other financial information contained in the Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in the Report.

Date:	September 13, 2002

/s/ Steven J. Ellcessor Name: Steven J. Ellcessor Title: Chief Financial Officer

Sequential Page

No. 19

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer’s knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date:	September 13, 2002

/s/ Timothy P. Smucker Name: Timothy P. Smucker Title: Co-Chief Executive Officer

/s/ Richard K. Smucker Name: Richard K. Smucker Title: Co-Chief Executive Officer

/s/ Steven J. Ellcessor Name: Steven J. Ellcessor Title: Chief Financial Officer

Sequential Page

No. 20

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No. *	Description	Page No.

10	Consulting and Noncompete Agreements

*	Exhibits 2, 3, 4, 11, 15, 18, 19, 22, 23, 24, 27 and 99 are either inapplicable to the Company or require no answer.