Form 10-Q
period 2002-10-31
SMUCKER J M CO
filed 2002-12-13
CIK 91419

Sequential Page

No. 1 of 22 Pages

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission file number 1-5111

THE J. M. SMUCKER COMPANY

(Exact name of registrant as specified in its charter)

Ohio	34-0538550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Strawberry Lane
Orrville, Ohio	44667-0280
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (330) 682-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [X] Yes [ ] No

The Company had 49,731,152 common shares outstanding on November 30, 2002.

The Exhibit Index is located at Sequential Page No. 22.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
Net sales	$366,975	$172,844	$641,911	$342,636
Cost of products sold	240,563	117,024	423,147	229,636

Gross Profit	126,412	55,820	218,764	113,000
Selling, distribution, and administrative expenses	74,948	41,307	134,895	82,992
Merger and integration costs	2,470	—	7,357	—

Operating Income	48,994	14,513	76,512	30,008
Other income (expense)
Interest income	606	602	1,175	1,333
Interest expense	(2,296)	(2,356)	(4,609)	(4,637)
Other – net	(389)	(130)	(329)	(63)

Income Before Income Taxes	46,915	12,629	72,749	26,641
Income taxes	17,828	4,925	27,645	10,390

Net Income	$29,087	$7,704	$45,104	$16,251

Net income per common share	$0.59	$0.34	$1.00	$0.71

Net income per common share – assuming dilution	$0.58	$0.33	$0.99	$0.70

Dividends declared on common shares	$0.20	$0.17	$0.40	$0.34

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2002	April 30, 2002

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,825	$91,914
Trade receivables, less allowances	120,191	57,371
Inventories:
Finished products	98,700	52,817
Raw materials, containers, and supplies	89,890	63,722

	188,590	116,539
Other current assets	17,579	13,989

Total Current Assets	425,185	279,813
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	23,710	16,911
Buildings and fixtures	105,844	87,126
Machinery and equipment	341,015	242,590
Construction in progress	13,885	7,504

	484,454	354,131
Less allowances for depreciation	(204,790)	(191,342)

Total Property, Plant, and Equipment	279,664	162,789
OTHER NONCURRENT ASSETS
Goodwill	498,248	33,510
Other intangible assets	331,083	14,825
Other assets	30,794	33,955

Total Other Noncurrent Assets	860,125	82,290

	$1,564,974	$524,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$67,562	$32,390
Other current liabilities	103,911	48,041

Total Current Liabilities	171,473	80,431
NONCURRENT LIABILITIES
Long-term debt	135,000	135,000
Other noncurrent liabilities	168,157	29,317

Total Noncurrent Liabilities	303,157	164,317
SHAREHOLDERS’ EQUITY
Common shares	12,405	6,217
Additional capital	810,942	33,184
Retained income	293,141	267,793
Less:
Deferred compensation	(3,118)	(2,725)
Amount due from ESOP	(8,093)	(8,562)
Accumulated other comprehensive loss	(14,933)	(15,763)

Total Shareholders’ Equity	1,090,344	280,144

	$1,564,974	$524,892

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,

	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$45,104	$16,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,862	12,155
Amortization	1,582	2,317
Other adjustments	(20,546)	(23,825)

Net cash provided by operating activities	42,002	6,898
INVESTING ACTIVITIES
Business acquired, net of cash acquired	(9,936)	(5,639)
Additions to property, plant, and equipment	(15,782)	(12,736)
Disposals of property, plant, and equipment	78	103
Other – net	850	790

Net cash used for investing activities	(24,790)	(17,482)
FINANCING ACTIVITIES
Purchase of treasury shares	—	(539)
Dividends paid	(13,070)	(7,740)
Other – net	2,108	1,271

Net cash used for financing activities	(10,962)	(7,008)
Effect of exchange rate changes	661	(315)

Net increase (decrease) in cash and cash equivalents	6,911	(17,907)
Cash and cash equivalents at beginning of period	91,914	51,125

Cash and cash equivalents at end of period	$98,825	$33,218

(   ) Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2002, are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002.

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

     The aggregate purchase price was approximately $791,421,000 including $9,936,000 of acquisition related expenses. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their preliminary estimated fair values at the date of acquisition. Final estimated fair values will be determined by independent appraisals, discounted cash flows, quoted market prices, and management estimates. The Company currently expects to finalize the purchase price allocation by May 31, 2003.

Sequential Page
No. 6

     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the merger. The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process.

(Dollars in thousands)	June 1, 2002

Assets:
Tangible assets	$157,684
Intangible assets not subject to amortization	280,000
Intangible assets subject to amortization (15 year weighted-average useful life)	37,333
Goodwill	463,029

Total assets acquired	938,046

Total liabilities assumed	(146,625)

Net assets acquired	$791,421

     The $463,029,000 of goodwill relates to the U.S. retail market segment and will not be deductible for tax purposes.

     Had the merger of the Jif and Crisco businesses with and into the Company occurred at the beginning of fiscal 2002, pro forma consolidated results would have been as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

(Dollars in thousands)	2002	2001	2002	2001

Net sales	$367,000	$369,000	$685,000	$674,000
Operating income, excluding indirect expenses of the Jif and Crisco businesses	$51,000	$84,000	$96,000	$134,000

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,

(Dollars in thousands)	2002	2001	2002	2001

Net income, as reported	$29,087	$7,704	$45,104	$16,251
Goodwill and indefinite lived intangible asset amortization	—	547	—	1,097

Net income, as adjusted	$29,087	$8,251	$45,104	$17,348

Earnings per common share:
Net income, as reported	$0.59	$0.34	$1.00	$0.71
Goodwill and indefinite lived intangible asset amortization	—	0.02	—	0.05

Net income, as adjusted	$0.59	$0.36	$1.00	$0.76

Net income, as reported – assuming dilution	$0.58	$0.33	$0.99	$0.70
Goodwill and indefinite lived intangible asset amortization – assuming dilution	—	0.02	—	0.05

Net income, as adjusted – assuming dilution	$0.58	$0.35	$0.99	$0.75

     In the second quarter of fiscal 2003, the Company completed the initial impairment test for goodwill, under SFAS 142. This test confirmed that the fair value of the Company’s reporting units exceeds their carrying values, and that no impairment loss needed to be recognized for goodwill upon the adoption of SFAS 142.

Note D – Common Shares

     At October 31, 2002, 150,000,000 common shares were authorized. There were 49,620,208 and 23,504,129 (restated) shares outstanding at October 31, 2002, and April 30, 2002, respectively. Shares outstanding are shown net of 7,047,725 and 7,140,338 (restated) treasury shares at October 31, 2002, and April 30, 2002, respectively.

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

Sequential Page
No. 8

     The following table sets forth operating segments information:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

(Dollars in thousands)	2002	2001	2002	2001

Net sales:
U.S. retail market	$257,530	$83,733	$425,786	$169,510
Special markets	109,445	89,111	216,125	173,126

Total net sales	$366,975	$172,844	$641,911	$342,636
Segment profit:
U.S. retail market	$56,605	$16,411	$91,058	$34,306
Special markets	13,855	10,287	27,622	19,623

Total segment profit	70,460	26,698	118,680	53,929
Interest income	606	602	1,175	1,333
Interest expense	(2,296)	(2,356)	(4,609)	(4,637)
Amortization expense	(894)	(1,171)	(1,582)	(2,317)
Merger and integration costs	(2,470)	—	(7,357)	—
Corporate administrative expenses	(18,236)	(11,040)	(33,386)	(21,691)
Other unallocated (expenses) income	(255)	(104)	(172)	24

Income before income taxes	$46,915	$12,629	$72,749	$26,641

Note F – Earnings Per Share

     The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
Numerator:
Net income	$29,087	$7,704	$45,104	$16,251

Denominator:
Denominator for earnings per common share – weighted-average shares	49,451,890	22,952,213	45,048,893	22,944,347
Effect of dilutive securities:
Stock options	369,806	348,789	335,273	278,940
Restricted stock	87,438	63,151	78,781	47,813

Denominator for earnings per common share – assuming dilution	49,909,134	23,364,153	45,462,947	23,271,100

Net income per common share	$0.59	$0.34	$1.00	$0.71

Net income per common share – assuming dilution	$0.58	$0.33	$0.99	$0.70

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

     Interest rate hedging. The Company’s policy is to manage interest cost using a mix of fixed- and variable-rate debt. To manage this mix in a cost efficient manner, the Company periodically enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

     Commodity price management. Raw materials used by the Company’s Crisco business are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. To manage the volatility related to anticipated inventory purchases to be made by Crisco, the Company uses futures and options with maturities generally less than one year. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately and were not significant.

Note H – Financing Arrangements

     The Company has uncommitted lines of credit providing up to $120,000,000 for short-term borrowings. No amounts were outstanding at October 31, 2002.

Note I – Comprehensive Income

     During the three-month periods ended October 31, 2002 and 2001, total comprehensive income was $28,837,000 and $5,806,000, respectively. Total comprehensive income for the six-month periods ended October 31, 2002 and 2001, was $45,934,000 and $12,760,000, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on commodity hedging activity, net of income taxes.

Note J – Goodwill and Other Intangibles

     A summary of changes in the Company’s goodwill during the six months ended October 31, 2002, by reportable operating segment is as follows:

	Balance at			Balance at
(Dollars in thousands)	April 30, 2002	Acquisitions	Other	October 31, 2002

U.S. retail market	$13,353	$463,029	$—	$476,382
Special markets	20,157	—	1,709	21,866

Total	$33,510	$463,029	$1,709	$498,248

Sequential Page
No. 10

     The Company’s other intangible assets and related accumulated amortization is as follows:

(Dollars in thousands)	As of October 31, 2002			As of April 30, 2002

		Accumulated			Accumulated
	Acquisition cost	amortization	Net	Acquisition cost	amortization	Net

Patents	$37,333	$1,037	$36,296	$—	$—	$—
Customer lists and formulas	3,887	389	3,498	3,887	194	3,693

Total intangible assets subject to amortization	41,220	1,426	39,794	3,887	194	3,693

Trademarks with indefinite lives	291,289	—	291,289	11,132	—	11,132

Total intangible assets not subject to amortization	291,289	—	291,289	11,132	—	11,132

Total other intangible assets	$332,509	$1,426	$331,083	$15,019	$194	$14,825

     The amounts in the above charts include preliminary estimates related to the goodwill and other intangible assets acquired in the Jif and Crisco merger.

     Amortization expense for other intangible assets was approximately $720,000 and $1,232,000 for the three months and six months ended October 31, 2002, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is $2,670,000 for fiscal 2003 and $2,878,000 for fiscal 2004 through 2007.

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

Sequential Page
No. 11

Item 2. Management’s Discussion and Analysis

     This discussion and analysis deals with comparisons of material changes in the unaudited, condensed, consolidated financial statements for the three-month and six-month periods ended October 31, 2002 and October 31, 2001, respectively.

     On June 1, 2002, The Company merged the Jif peanut butter and Crisco shortening and oils businesses of The Procter & Gamble Company with and into the Company in a tax-free stock transaction. The transition of the Jif and Crisco businesses has been completed.

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

Results of Operations

     Sales were $367.0 million for the second quarter ended October 31, 2002, more than doubling the sales of $172.8 million in the comparable period last year. The Jif and Crisco brands contributed $173.4 million to sales in the second quarter of fiscal 2003. Excluding the Jif and Crisco contribution, second quarter sales increased $20.8 million, or 12 percent, over the second quarter of fiscal 2002.

     Sales for the six-month period ended October 31, 2002, were up 87 percent to $641.9 million versus $342.6 million for the first six months of fiscal 2002. The contribution of the Jif and Crisco brands in the first six months was $260.4 million. Excluding sales from those brands, sales were up 11 percent.

     Net income was $29.1 million or $0.58 per share for the second quarter, versus $7.7 million or $0.33 per share in the comparable period last year. Income in the second quarter included $2.5 million, or $0.03 per share, of costs associated with the merger of the Jif and Crisco brands into the Company. Excluding these costs, the Company’s earnings per share would have been $0.61 in the second quarter.

     Net income and earnings per share for the first six months of the fiscal year were $45.1 million and $0.99, respectively. This compares to $16.3 million and $0.70 per share in the first half of fiscal 2002. Earnings per share prior to merger-related costs of $7.4 million, or $0.10 per share, would have been $1.09. Total nonrecurring costs associated with the merger are anticipated to aggregate approximately $10 million in fiscal 2003 and $15 million in total, in line with previously announced estimates. It is anticipated that virtually all of the merger related costs will have been incurred by the end of the current fiscal year.

     Earnings per share for the second quarter and for the first six months of fiscal 2002 have been restated to reflect the effect of the merger exchange ratio of 0.9451 on the weighted average shares outstanding for those periods. In addition, for comparative purposes, if the nonamortization provisions of Statement of Financial Accounting Standards 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142), had been in effect last year, earnings per share would have been $0.02 higher for the second quarter and $0.05 higher for the first six months of fiscal 2002.

     Sales for the second quarter in the U.S. retail market segment were $257.5 million compared to $83.7 million last year. For the first six months of fiscal 2003, sales in the segment more than doubled to $425.8 million, up from $169.5 million last year. Jif and Crisco sales accounted for $168.1 million of the increase in the quarter and $253.0 million of the increase in the six-month period. In the consumer business area, sales increased 103 percent with sales of Jif products accounting for much of the increase. Jif sales were up approximately 6 percent in volume over the same period last year. The traditional Smucker’s business grew 7 percent in sales, with sales up in most key categories, including fruit spreads, toppings, natural peanut butter, and Goober. The retail rollout during the first half of the

Sequential Page
No. 12

year of Smucker’s Uncrustables to approximately one-half of the United States also contributed to the consumer area results. Based on the positive results to date, the Company plans to increase its investment spending in support of Smucker’s Uncrustables during the second half of the year and accelerate the rollout of the product. The additional spending in support of the Smucker’s Uncrustables product is expected to occur predominately in the fourth quarter and will result in the product being available at retail in approximately 70 percent of the United States by the end of the fiscal year.

     The consumer oils business area met management’s expectations overall in the second quarter. Sales were behind the comparable period last year by approximately 2 percent in volume, with increases in sales to nonretail customers partially offsetting a shortfall in retail. The retail shortfall was primarily due to timing of shipments in comparison to last October. Last year, Procter & Gamble made large shipments in October in anticipation of its Fall Bake holiday promotions. Shipments this year are expected to be spread more evenly through the holiday period, in line with the Company’s scheduled promotions.

     Second quarter sales in the special markets segment were $109.5 million versus $89.1 million for the second quarter of fiscal 2002. Each of the four business areas in the segment was up at least 16 percent over the prior year. For the six-month period ended October 31, 2002, sales in this segment were $216.1 million compared to $173.1 million during the prior year, an increase of 25 percent.

     In the foodservice area, sales were up 16 percent for the quarter, as sales of Smucker’s Uncrustables to schools achieved record levels. In addition, sales in the traditional foodservice business increased nearly 10 percent, a very strong result given the ongoing effects of a soft economy on the travel and leisure industries.

     Sales in the industrial area were up by 26 percent over the same quarter of last year. The increase in sales is mainly due to the contribution by the International Flavors and Fragrances, Inc. (IFF) fruit preparations business acquired in October of 2001, plus new product sales, offset by approximately $5 million in sales from contracts that the Company previously announced would be discontinued due to low margins. Of the $40 to $50 million in sales that the Company announced would be discontinued, it now expects that approximately $20 million will occur by the end of this fiscal year and the remainder will occur in fiscal 2004.

     Sales in the international markets were up 33 percent during the quarter as the Company realized increases in every geographic region except Asia. The majority of the dollar increase came from Canada and Brazil. In Canada, Crisco sales accounted for much of the increase, although the traditional business also was up 5 percent. In Brazil, the majority of the increase was due to the addition of that portion of the IFF business located there. Export sales were also up 7 percent over the prior year’s second quarter.

     Sales in the beverage area increased nearly 17 percent resulting from growth in sales of R. W. Knudsen & Sons and Santa Cruz Organic brand products and new products.

     Second quarter operating income increased $37 million over last year and improved as a percentage of sales from 8.4 percent to 14.0 percent, excluding merger-related costs. Gross margin improved for the quarter from 32.3 percent last year to 34.4 percent this year. In addition, operational efficiencies at several of the Company’s manufacturing facilities resulted in lower-than-planned expenses. Year-to-date, gross margin is 34.1 percent compared to 33.0 percent for the first six months of last year.

     Selling, distribution, and administrative (SD&A) costs were 20.4 percent of sales in the quarter versus 23.9 percent in the second quarter last year. A reduction in corporate overhead and selling expenses as a percent of sales caused the improvement. For the year, SD&A expenses were 21.0 percent of sales versus 24.2 percent last year.

Sequential Page
No. 13

Financial Condition – Liquidity and Capital Resources

     The financial position of the Company remains strong. Cash and cash equivalents increased $6.9 million during the first six months. Significant uses of cash during the first six months of the year were the payment of merger related costs, capital expenditures, and the payment of dividends. Additional debt was not required to complete the merger of the Jif and Crisco businesses with and into the Company, and total long-term debt as a percent of total capitalization was reduced from approximately 33% at April 30, 2002, to 11% at October 31, 2002. The Company anticipates capital expenditure spending to total approximately $45 to $50 million for fiscal 2003. This is approximately $10 to $15 million less than budgeted for the year. The reduction in anticipated spending is timing related and amounts not spent in this fiscal year likely will be spent in fiscal 2004.

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
No. 14

Certain Forward-Looking Statements

     This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the success of the Company’s pricing strategies with regard to the Jif and Crisco businesses as well as the Company’s other businesses;
•	the success and cost of new marketing and sales programs and strategies intended to promote growth in the Jif and Crisco businesses as well as the Company’s other businesses;
•	the success and cost of introducing new products;
•	general competitive activity in the market;
•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;
•	the ability to improve sales and earnings performance in the Company’s industrial business;
•	the exact time frame in which the loss of sales associated with discontinued industrial contracts will occur and the Company’s ability to successfully cover or eliminate the overhead associated with those sales;
•	costs associated with the implementation of new business and information systems;
•	the strength of commodity markets from which raw materials are procured and the related impact on costs;
•	raw material and ingredient cost trends;
•	foreign currency exchange and interest rate fluctuations; and
•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 15

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Report, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Sequential Page
No. 16

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held on August 13, 2002. At the meeting, the names of Vincent C. Byrd, Elizabeth Valk Long, and William Wrigley, Jr. were placed in nomination for the Board of Directors to serve three-year terms ending in 2005. All three nominees were elected with the results as follows:

	Votes For	Votes Withheld	Broker Nonvotes

Vincent C. Byrd	35,350,335	366,173	0
Elizabeth Valk Long	35,352,963	363,545	0
William Wrigley, Jr.	35,370,194	346,314	0

The shareholders also voted on the amendment and restatement of the 1998 Equity and Performance Incentive Plan and the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2003 fiscal year. The measures were approved as follows:

	Votes For	Votes Against	Abstentions	Broker Nonvotes

Amendment and restatement of the 1998 Equity and Performance Incentive Plan	107,026,255	6,354,104	2,297,783	0
Appointment of Auditors	34,742,763	775,698	198,047	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Index of Exhibits that appears on Sequential Page No. 22 of this report.

(b)	Reports on Form 8-K

No reports on Form 8-K were required to be filed during the quarter for which this report is filed.

Sequential Page
No. 17

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 13, 2002	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor

BY STEVEN J. ELLCESSOR
Vice President—Finance and Administration,
Secretary, and Chief Financial Officer

/s/ Timothy P. Smucker

AND TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

Sequential Page
No. 18

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Timothy P. Smucker, Co-Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed the Report.

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

(3)	Based on my knowledge, the financial statements, and other financial information contained in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in the Report.

(4)	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Timothy P. Smucker

Name: Timothy P. Smucker
Title: Co-Chief Executive Officer

Sequential Page
No. 19

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard K. Smucker, Co-Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed the Report.

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

(3)	Based on my knowledge, the financial statements, and other financial information contained in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in the Report.

(4)	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Richard K. Smucker

Name: Richard K. Smucker
Title: Co-Chief Executive Officer

Sequential Page
No. 20

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven J. Ellcessor, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed the Report.

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

(3)	Based on my knowledge, the financial statements, and other financial information contained in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in the Report.

(4)	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Steven J. Ellcessor

Name: Steven J. Ellcessor
Title: Chief Financial Officer

Sequential Page
No. 21

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer’s knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: December 13, 2002

/s/ Timothy P. Smucker

Name: Timothy P. Smucker
Title: Co-Chief Executive Officer

/s/ Richard K. Smucker

Name: Richard K. Smucker
Title: Co-Chief Executive Officer

/s/ Steven J. Ellcessor

Name: Steven J. Ellcessor
Title: Chief Financial Officer

Sequential Page
No. 22

INDEX OF EXHIBITS

That are filed with the Commission and

The New York Stock Exchange

Assigned		Sequential
Exhibit No.*	Description	Page No.

10	1998 Equity and Performance Incentive Plan

*	Exhibits 2, 3, 4, 11, 15, 18, 19, 22, 23, 24, 27 and 99 are either inapplicable to the Company or require no answer.