Form 10-Q
period 2003-01-31
SMUCKER J M CO
filed 2003-03-13
CIK 91419

Sequential Page
No. 1 of 22 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [X] Yes [   ] No

The Company had 49,766,460 common shares outstanding on February 28, 2003.

The Exhibit Index is located at Sequential Page No. 22.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)

Net sales	$340,826	$168,392	$982,737	$511,028
Cost of products sold	217,895	113,391	641,042	343,027

Gross Profit	122,931	55,001	341,695	168,001
Selling, distribution, and administrative expenses	71,907	39,787	206,802	122,779
Merger and integration costs	1,524	914	8,881	914

Operating Income	49,500	14,300	126,012	44,308
Other income (expense)
Interest income	449	380	1,624	1,713
Interest expense	(2,275)	(2,073)	(6,884)	(6,710)
Other – net	(2,525)	421	(2,854)	358

Income Before Income Taxes	45,149	13,028	117,898	39,669
Income taxes	17,156	5,081	44,801	15,471

Net Income	$27,993	$7,947	$73,097	$24,198

Net income per common share	$0.56	$0.34	$1.57	$1.05

Net income per common share – assuming dilution	$0.56	$0.34	$1.56	$1.03

Dividends declared on common shares	$0.20	$0.17	$0.60	$0.51

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2003	April 30, 2002

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,831	$91,914
Trade receivables, less allowances	93,853	57,371
Inventories:
Finished products	89,463	52,817
Raw materials, containers, and supplies	86,952	63,722

	176,415	116,539
Other current assets	16,099	13,989

Total Current Assets	437,198	279,813
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	26,595	16,911
Buildings and fixtures	103,557	87,126
Machinery and equipment	325,054	242,590
Construction in progress	20,943	7,504

	476,149	354,131
Less allowances for depreciation	(211,496)	(191,342)

Total Property, Plant, and Equipment	264,653	162,789
OTHER NONCURRENT ASSETS
Goodwill	518,193	33,510
Other intangible assets	330,879	14,825
Other assets	24,092	33,955

Total Other Noncurrent Assets	873,164	82,290

	$1,575,015	$524,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$48,833	$32,390
Other current liabilities	115,518	48,041

Total Current Liabilities	164,351	80,431
NONCURRENT LIABILITIES
Long-term debt	135,000	135,000
Other noncurrent liabilities	162,698	29,317

Total Noncurrent Liabilities	297,698	164,317
SHAREHOLDERS’ EQUITY
Common shares	12,441	6,217
Additional capital	814,051	33,184
Retained income	311,220	267,793
Less:
Deferred compensation	(2,953)	(2,725)
Amount due from ESOP	(8,093)	(8,562)
Accumulated other comprehensive loss	(13,700)	(15,763)

Total Shareholders’ Equity	1,112,966	280,144

	$1,575,015	$524,892

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,

	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$73,097	$24,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,282	18,114
Amortization	2,089	3,496
Other adjustments	12,754	(7,884)

Net cash provided by operating activities	112,222	37,924

INVESTING ACTIVITIES
Business acquired, net of cash acquired	(10,663)	(5,714)
Additions to property, plant, and equipment	(27,879)	(20,663)
Disposals of property, plant, and equipment	831	6,785
Other – net	1,288	1,195

Net cash used for investing activities	(36,423)	(18,397)

FINANCING ACTIVITIES
Purchase of treasury shares	—	(1,126)
Dividends paid	(23,696)	(11,623)
Other – net	5,196	9,816

Net cash used for financing activities	(18,500)	(2,933)
Effect of exchange rate changes	1,618	(279)

Net increase in cash and cash equivalents	58,917	16,315
Cash and cash equivalents at beginning of period	91,914	51,125

Cash and cash equivalents at end of period	$150,831	$67,440

(   ) Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2003, are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002.

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

     The aggregate purchase price was approximately $792,148,000, including $10,663,000 of capitalized acquisition related expenses. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their preliminary estimated fair values at the date of acquisition. Final estimated fair values will be determined by independent appraisals, discounted cash flows, quoted market prices, and management estimates. The Company currently expects to finalize the purchase price allocation by April 30, 2003.

Sequential Page
No. 6

     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the merger. The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process.

(Dollars in thousands)	June 1, 2002

Assets:
Tangible assets	$138,797
Intangible assets not subject to amortization	280,000
Intangible assets subject to amortization (15 year
weighted-average useful life)	37,333
Goodwill	482,643

Total assets acquired	938,773

Total liabilities assumed	(146,625)

Net assets acquired	$792,148

     The $482,643,000 of goodwill relates to the U.S. retail market segment and will not be deductible for tax purposes.

     Had the merger of the Jif and Crisco businesses with and into the Company occurred at the beginning of fiscal 2002, pro forma consolidated results would have been as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

(Dollars in thousands)	2003	2002	2003	2002

Net sales	$341,000	$298,000	$1,026,000	$972,000
Operating income, excluding indirect expenses of the Jif and Crisco businesses	$51,000	$50,000	$147,000	$184,000

Note C – Subsequent Event

     Subsequent to the end of the quarter, the Company announced its plan to restructure certain operations as part of its ongoing efforts to optimize its production capacity, improve productivity and operating efficiencies and lower the Company’s overall cost base. These initiatives include reducing the Company’s involvement in fruit processing, centralizing production and distribution of the Uncrustables product line and significantly reducing the number of stock keeping units (SKU’s). The program calls for the closing of three of the Company’s plants – Watsonville, California; Woodburn, Oregon; and West Fargo, North Dakota – over the next 18 months.

     The Company expects to record a restructuring charge of approximately $18 million, of which of approximately $2 million will be recorded in the fourth quarter of the current fiscal year. The balance of the charge will be incurred over the next two fiscal years, with approximately $12 million to be recorded in fiscal 2004. Included in the restructuring charge are cash outlays of approximately $11 million that relate primarily to severance-related costs and equipment relocation expenses. The Company expects the majority of the cash portion of the charge will be paid out in the second half of fiscal 2004 and the first six months of fiscal 2005.

Note D – Change in Accounting Principle

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$27,993	$7,947	$73,097	$24,198
Goodwill and indefinite lived intangible asset amortization	—	547	—	1,644

Net income, as adjusted	$27,993	$8,494	$73,097	$25,842

Earnings per common share:
Net income, as reported	$0.56	$0.34	$1.57	$1.05
Goodwill and indefinite lived intangible asset amortization	—	0.03	—	0.07

Net income, as adjusted	$0.56	$0.37	$1.57	$1.12

Net income, as reported – assuming dilution	$0.56	$0.34	$1.56	$1.03
Goodwill and indefinite lived intangible asset amortization – assuming dilution	—	0.02	—	0.07

Net income, as adjusted – assuming dilution	$0.56	$0.36	$1.56	$1.10

     In the second quarter of fiscal 2003, the Company completed the initial impairment test for goodwill, under SFAS 142. This test confirmed that the fair value of the Company’s reporting units exceeds their carrying values, and that no impairment loss needed to be recognized for goodwill upon the adoption of SFAS 142.

Note E – Common Shares

     At January 31, 2003, 150,000,000 common shares were authorized. There were 49,765,357 and 23,504,129 (restated) shares outstanding at January 31, 2003, and April 30, 2002, respectively. Shares outstanding are shown net of 6,902,576 and 7,140,338 (restated) treasury shares at January 31, 2003, and April 30, 2002, respectively.

Note F – Operating Segments

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

Sequential Page
No. 8

     The following table sets forth reportable segment information:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

(Dollars in thousands)	2003	2002	2003	2002

Net sales:
U.S. retail market	$241,661	$76,632	$667,447	$246,142
Special markets	99,165	91,760	315,290	264,886

Total net sales	$340,826	$168,392	$982,737	$511,028
Segment profit:
U.S. retail market	$56,586	$17,141	$147,644	$51,447
Special markets	12,219	10,967	39,841	30,590

Total segment profit	68,805	28,108	187,485	82,037
Interest income	449	380	1,624	1,713
Interest expense	(2,275)	(2,073)	(6,884)	(6,710)
Amortization expense	(507)	(1,179)	(2,089)	(3,496)
Corporate administrative expenses	(17,257)	(11,554)	(50,643)	(33,245)
Merger and integration costs	(1,524)	(914)	(8,881)	(914)
Other unallocated (expenses) income	(2,542)	260	(2,714)	284

Income before income taxes	$45,149	$13,028	$117,898	$39,669

Note G – Earnings Per Share

     The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Numerator:
Net income	$27,993	$7,947	$73,097	$24,198

Denominator:
Denominator for earnings per common share – weighted-average shares	49,586,817	23,201,134	46,561,533	23,029,944
Effect of dilutive securities:
Stock options	412,231	369,250	360,925	309,043
Restricted stock	96,492	72,560	84,685	56,061

Denominator for earnings per common share – assuming dilution	50,095,540	23,642,944	47,007,143	23,395,048

Net income per common share	$0.56	$0.34	$1.57	$1.05

Net income per common share – assuming dilution	$0.56	$0.34	$1.56	$1.03

Sequential Page
No. 9

Note H – Derivative Financial Instruments

     The Company is exposed to market risks, such as changes in interest rates, currency exchange rates, and commodity pricing. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company’s policies in areas such as counterparty exposure and hedging practices. Hedge effectiveness designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in fair value or cash flows of the underlying exposures being hedged. The Company has not historically entered into derivative financial instruments for trading purposes or speculation.

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

Note I – Financing Arrangements

     The Company has uncommitted lines of credit providing up to $120,000,000 for short-term borrowings. No amounts were outstanding at January 31, 2003.

Note J – Comprehensive Income

     During the three-month periods ended January 31, 2003 and 2002, total comprehensive income was $29,226,000 and $10,602,000, respectively. Total comprehensive income for the nine-month periods ended January 31, 2003 and 2002, was $75,160,000 and $23,362,000, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on commodity hedging activity, net of income taxes.

Note K – Goodwill and Other Intangibles

     A summary of changes in the Company’s goodwill during the nine months ended January 31, 2003, by reportable operating segment is as follows:

	Balance at			Balance at
(Dollars in thousands)	April 30, 2002	Acquisitions	Other	January 31, 2003

U.S. retail market	$13,353	$482,643	$—	$495,996
Special markets	20,157	—	2,040	22,197

Total	$33,510	$482,643	$2,040	$518,193

Sequential Page
No. 10

     The Company’s other intangible assets and related accumulated amortization is as follows:

(Dollars in thousands)	As of January 31, 2003			As of April 30, 2002

		Accumulated		Acquisition	Accumulated
	Acquisition cost	amortization	Net	cost	amortization	Net

Patents	$37,333	$1,452	$35,881	$—	$—	$—
Customer lists and formulas	3,887	486	3,401	3,887	194	3,693

Total intangible assets subject to amortization	41,220	1,938	39,282	3,887	194	3,693

Trademarks with indefinite lives	291,597	—	291,597	11,132	—	11,132

Total intangible assets not subject to amortization	291,597	—	291,597	11,132	—	11,132

Total other intangible assets	$332,817	$1,938	$330,879	$15,019	$194	$14,825

     The amounts in the above charts include preliminary estimates related to the goodwill and other intangible assets acquired in the Jif and Crisco merger.

     Amortization expense for other intangible assets was approximately $512,000 and $1,744,000 for the three months and nine months ended January 31, 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is $2,462,000 for fiscal 2003 and $2,878,000 for fiscal 2004 through 2007.

Note L – Recently Issued Accounting Standards

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

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements.

Note M – Reclassifications

     Certain prior year amounts have been reclassified to conform to current year classifications.

Sequential Page
No. 11

Item 2. Management’s Discussion and Analysis

     This discussion and analysis deals with comparisons of material changes in the unaudited, condensed, consolidated financial statements for the three-month and nine-month periods ended January 31, 2003 and 2002, respectively.

     On June 1, 2002, The Company merged the Jif peanut butter and Crisco shortening and oils businesses of The Procter & Gamble Company with and into the Company in a tax-free stock transaction. The transition of the Jif and Crisco businesses has been completed.

     With the addition of the Jif and Crisco businesses the Company realigned its business segment structure. Reportable segments have been restated to conform to the new structure which consists of two reportable segments: U.S. retail market and special markets. The U. S. retail market segment is composed of the Company’s consumer and consumer oils business areas and includes domestic sales of Smucker’s, Jif, and Crisco brand products at retail. The special markets segment is composed of the foodservice, international, industrial, and beverage business areas.

Results of Operations

     Sales were $340.8 million for the third quarter ended January 31, 2003, up 102 percent compared to $168.4 million in the comparable period last year. The Jif and Crisco brands contributed $167.6 million to sales in the third quarter of fiscal 2003. Excluding the Jif and Crisco contribution, third quarter sales increased three percent over the third quarter of fiscal 2002.

     Sales for the nine-month period ended January 31, 2003, were up 92 percent to $982.7 million versus $511.0 million for the first nine months of fiscal 2002. The contribution of the Jif and Crisco brands in the first nine months was $428.0 million. Excluding sales from those brands, sales were up nine percent.

     Net income was $28.0 million or $0.56 per share for the third quarter, versus $7.9 million or $0.34 per share in the comparable period last year. Income in the third quarter included Jif and Crisco merger related costs of $1.5 million or $0.02 per share compared to $0.9 million or $0.02 per share in last year’s third quarter. Excluding those costs, the Company’s earnings per share would have been $0.58 and $0.36, respectively.

     Net income and earnings per share for the first nine months of the fiscal year were $73.1 million and $1.56, respectively. This compares to $24.2 million and $1.03 per share in the first nine months of fiscal 2002. Income in the first nine months includes merger related costs of $8.9 million, or $0.11 per share in the current year, and $0.9 million or $0.02 per share last year. Excluding merger costs in both years, earnings per share would have been $1.67 and $1.05, respectively.

     Earnings per share for the third quarter and for the first nine months of fiscal 2002 have been restated to reflect the effect of the merger exchange ratio of 0.9451 on the weighted average shares outstanding for those periods. In addition, for comparative purposes, if the nonamortization provisions of Statement of Financial Accounting Standards 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142), had been in effect last year, earnings per share would have been $0.02 higher for the third quarter and $0.07 higher for the first nine months of fiscal 2002.

     Sales for the third quarter in the U.S. retail market segment were $241.6 million compared to $76.6 million last year. For the first nine months of fiscal 2003, sales were $667.4 million, up from $246.1 million last year, an increase of 171 percent. Jif and Crisco sales accounted for $161.7 million of the increase in the quarter and $414.7 million of the increase in the nine-month period.

     Excluding Jif and Crisco, the traditional Smucker business increased four percent over the previous year’s third quarter. The increase was due primarily to growth in the fruit spreads and natural

Sequential Page
No. 12

peanut butter categories and the retail roll out of Smucker’s Uncrustables. In addition, sales in the Company’s specialty foods market had a strong quarter, up over 30 percent.

     Sales of Jif were strong during the quarter with volume up 13 percent over the comparable period last year. The Jif brand has been gaining momentum over the last several months and outpaced the overall category during the most recent 12-week period. The Crisco brand also demonstrated good growth during the third quarter with volume up eight percent over the last year.

     Third quarter sales in the special markets segment were $99.2 million versus $91.8 million for the third quarter of fiscal 2002, up eight percent. For the nine-month period, sales in this segment were $315.3 million compared to $264.9 million during the prior year, an increase of 19 percent.

     In the foodservice area, sales were up 15 percent for the quarter with the dollar growth split evenly between the traditional foodservice market and the schools market. Sales of Smucker’s Uncrustables in the schools market were up 46 percent, helped by expansion into new school districts and the introduction of the grilled cheese line extension. The traditional foodservice business increased nine percent, led by growth in traditional portion control items.

     In the international area, sales for the third quarter increased by 22 percent over the prior year. This increase was primarily due to the sales of Crisco in Canada. In Brazil, sales were up over 40 percent in local currency, but were down two percent in U.S. dollars as a result of unfavorable foreign exchange rates. Sales also were down in the Company’s export markets.

     Sales in the industrial area were down 13 percent over the same quarter of last year. The decrease in sales is mainly due to the Company’s previously announced decision to exit certain contracts. Approximately $5 million in sales of now discontinued products were included in last year’s quarter and the amount of discontinued sales for the full year is expected to be in the range of $20 to $22 million.

     Sales in the beverage area were up seven percent for the quarter and have increased 24 percent on a year-to-date basis. As expected, the rate of sales growth in the beverage area slowed during the quarter from levels realized during the first half of the year due principally to a reduction in contribution from seasonal items.

     Third quarter operating income increased $35.2 million over last year and improved as a percentage of sales from 8.5 percent to 14.5 percent. Gross margin also improved for the quarter from 32.7 percent last year to 36.1 percent this year. The addition of the higher-margin Jif and Crisco businesses and operational efficiencies at several of the Company’s manufacturing facilities contributed to the higher margins. Margins were also favorably impacted by lower peanut costs during the quarter as strong sales of both Jif and the Company’s natural peanut butter brands resulted in the Company utilizing the lower cost, new peanut crop earlier than anticipated. Year-to-date, gross margin was 34.8 percent compared to 32.9 percent for the first nine months of last year.

     Selling, distribution, and administrative (SD&A) costs were 21.1 percent of sales in the quarter versus 23.6 percent in the third quarter last year. For the nine-month period, SD&A expenses were 21.0 percent of sales versus 24.0 percent last year. The improvement in the expense ratio reflects the impact of the merger where the Company has been able to utilize its existing administrative infrastructure and thus allocate costs over a much broader revenue base. The Company achieved the lower SD&A percent-to-sales despite a 144 percent increase in marketing expenses for the quarter primarily in incremental support for the Jif and Crisco brands.

     During the third quarter, the Company conducted a review of certain minor equity investments to assess their current value compared to the value at which they were being carried on the Company’s balance sheet. The review resulted in a write-down of those investments in the amount of $1.4 million. The write-down is included in other expenses.

Sequential Page
No. 13

     Subsequent to the end of the quarter, the Company announced its plan to restructure certain operations as part of its ongoing efforts to optimize its production capacity, improve productivity and operating efficiencies and lower the Company’s overall cost base. These initiatives include reducing the Company’s involvement in fruit processing, centralizing production and distribution of the fast growing Uncrustables product line and significantly reducing the number of stock keeping units (SKU’s). The program calls for the closing of three of the Company’s plants – Watsonville, California; Woodburn, Oregon; and West Fargo, North Dakota – over the next 18 months. The Company will continue to process the majority of its requirements for strawberries and grapes, its two most significant fruit raw materials. It is confident that its decision to reduce its involvement in fresh fruit processing will not materially impact its ability to source fruit raw materials.

     The Company expects to record a restructuring charge of approximately $18 million, of which approximately $2 million will be recorded in the fourth quarter of the current fiscal year. The balance of the charge will be incurred over the next two fiscal years, with approximately $12 million to be recorded in fiscal 2004. Included in the restructuring charge are cash outlays of approximately $11 million that relate primarily to severance-related costs and equipment relocation expenses. The Company expects the majority of the cash portion of the charge will be paid out in the second half of fiscal 2004 and the first six months of 2005. The Company estimates that the annual pretax benefit from the plan will be approximately $10 million upon full implementation. At least one-half of that amount is expected to be realized beginning in fiscal 2005 and the full amount should begin to be realized beginning in fiscal 2006. These benefits represent a combination of a reduction in overhead related to the closed facilities and the reduction in Uncrustables operating costs.

Financial Condition – Liquidity and Capital Resources

     The financial position of the Company continues to be strong and cash and cash equivalents have increased to record levels. Cash and cash equivalents increased $59 million during the first nine months of the fiscal year. The increase in cash is primarily the results of strong cash flows generated from the Jif and Crisco businesses. Working capital as a percent of twelve month sales also has been favorably impacted by the merger, decreasing from 18.0 percent last year to 10.5 percent for the rolling twelve month period ended January 31, 2003. Significant uses of cash during the first nine months of the year were the payment of merger related costs, capital expenditures, and the payment of dividends. Additional debt was not required to complete the merger of the Jif and Crisco businesses with and into the Company, and total long-term debt as a percent of total capitalization was reduced from approximately 33 percent at April 30, 2002, to 11 percent at January 31, 2003. The Company anticipates capital expenditures to total approximately $40 to $45 million for fiscal 2003. This is approximately $15 to $20 million less than expected at the beginning of the year. The reduction in anticipated spending is timing related and amounts not spent in this fiscal year will likely be spent in fiscal 2004. Capital expenditures for fiscal 2004 are expected to be approximately $70 to $75 million.

     Assuming there are no material acquisitions or other significant investments, the Company believes that cash on hand together with cash generated by operations and existing lines of credit will be sufficient to meet its fiscal 2003 requirements, including the payment of dividends and interest on outstanding debt and fiscal 2004 capital expenditures.

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

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements.

Sequential Page
No. 14

Certain Forward-Looking Statements

     This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the success of the Company’s pricing strategies with regard to the Jif and Crisco businesses, as well as the Company’s other businesses;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Jif and Crisco businesses, as well as the Company’s other businesses;

•	the success and cost of introducing new products, particularly Smucker’s Uncrustables;

•	general competitive activity in the market;

•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;

•	the ability to improve sales and earnings performance in the Company’s industrial business;

•	the exact time frame in which the loss of sales associated with discontinued industrial contracts will occur and the Company’s ability to successfully cover or eliminate the overhead associated with those sales;

•	the exact time frame in which the new Uncrustables facility in Scottsville, Kentucky will be completed and placed into operation;

•	the estimated cost and benefits associated with the Company’s plan to restructure certain of its operations;

•	costs associated with the implementation of new business and information systems;

•	the strength of commodity markets from which raw materials are procured and the related impact on costs;

•	raw material and ingredient cost trends;

•	foreign currency exchange and interest rate fluctuations; and

•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 15

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Report, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

March 13, 2003	THE J. M. SMUCKER COMPANY

/s/ Steven J. Ellcessor BY STEVEN J. ELLCESSOR Vice President—Finance and Administration, Secretary, and Chief Financial Officer

/s/ Timothy P. Smucker AND TIMOTHY P. SMUCKER Chairman and Co-Chief Executive Officer

Sequential Page
No. 18

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Timothy P. Smucker, Co-Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, that:

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Timothy P. Smucker
	Name: Title:	Timothy P. Smucker Co-Chief Executive Officer

Sequential Page
No. 19

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard K. Smucker, Co-Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, that:

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Richard K. Smucker
	Name: Title:	Richard K. Smucker Co-Chief Executive Officer

Sequential Page
No. 20

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven J. Ellcessor, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, that:

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Steven J. Ellcessor
	Name: Title:	Steven J. Ellcessor Chief Financial Officer

Sequential Page
No. 21

CERTIFICATION

     In connection with the Form 10-Q of The J. M. Smucker Company for the period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer’s knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: March 13, 2003

	Name: Title:	/s/ Timothy P. Smucker Timothy P. Smucker Co-Chief Executive Officer

	Name: Title:	/s/ Richard K. Smucker Richard K. Smucker Co-Chief Executive Officer

	Name: Title:	/s/ Steven J. Ellcessor Steven J. Ellcessor Chief Financial Officer

Sequential Page
No. 22

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No.*	Description	Page No.

*	Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, 27 and 99 are either inapplicable to the Company or require no answer.