Form 10-K
period 2003-04-30
SMUCKER J M CO
filed 2003-07-24
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2003

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

Commission file number 1-5111

THE J. M. SMUCKER COMPANY
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of	31-1813379 (I.R.S. Employer Identification No.)
incorporation or organization)

One Strawberry Lane
Orrville, Ohio	44667-0280
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (330) 682-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
[X] Yes [   ] No

     As of July 17, 2003, 49,955,510 common shares of The J. M. Smucker Company were issued and outstanding. The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2002, was $1,641,869,648.

     Certain sections of the registrant’s definitive Proxy Statement, dated July 8, 2003, for the August 14, 2003 Annual Meeting of Shareholders, and of the 2003 Annual Report to Shareholders are incorporated by reference into Parts I, II, III, and IV of this Report.

PART I

Item 1. Business

     The Company. The J. M. Smucker Company was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker’s (a registered trademark), operates principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis although the majority of the Company’s sales are in the United States. The Company’s distribution outside the United States is principally in Canada, Australia, and Brazil although products are exported to other countries as well. International sales represent less than ten percent of total consolidated Company sales for fiscal 2003.

     On June 1, 2002, the Company merged the Jif peanut butter and Crisco shortening and oils businesses of The Procter & Gamble Company with and into the Company. Information regarding the merger is hereby incorporated by reference from the 2003 Annual Report to Shareholders, on page 28 under “Note C: Merger.” As a result of the Jif and Crisco merger, the Company realigned its reportable business segment structure resulting in two new segments: U.S. retail market and special markets. The U.S. retail market includes the consumer and consumer oils businesses and represents the primary strategic focus area for the Company – the sale of branded food products with leadership positions to consumers through mainstream domestic retail outlets. The special markets segment represents the aggregation of the foodservice, international, industrial, and beverage businesses. Prior year segment information has been restated to conform to the new structure.

     Principal Products. The principal products of the Company are peanut butter, shortening and oils, fruit spreads, industrial fruit products, fruit and vegetable juices, beverages, dessert toppings, and syrups.

     Product sale information for the years 2003, 2002, and 2001 is hereby incorporated by reference from the 2003 Annual Report to Shareholders, on pages 29 through 31, under “Note E: Reportable Segments.”

     In the U.S. retail market the Company’s products are primarily sold through brokers to food retailers, food wholesalers, club stores, mass merchandisers, and military commissaries. In the special markets, the Company’s products are distributed through foreign countries, foodservice distributors and operators (i.e., restaurants, schools and universities, healthcare operators), other food manufacturers, and health and natural food stores.

     Sources and Availability of Raw Materials. The fruit raw materials used by the Company in the production of its food products are purchased from independent growers and suppliers. Sweeteners, peanuts, oils, and other ingredients are obtained from various other sources.

     Trademarks and Patents. The Company’s products are produced under certain patents and marketed under numerous trademarks owned by the Company or one of its subsidiaries. Major trademarks, primarily utilized in the U.S. retail market include: Smucker’s, Jif, Crisco, Simply Jif, Dickinson’s, Adams, Laura Scudder’s, Goober, Simply 100% Fruit, Magic Shell, Sundae Syrup, Smucker’s Snackers, and Uncrustables. Major trademarks primarily utilized in the special markets include: Smucker’s, R. W. Knudsen Family, After The Fall, Simply Nutritious, Recharge, Santa Cruz Organic, Spritzer, IXL, and Double Fruit. In addition, the Company or one of its subsidiaries licenses the use of several other trademarks, none of which individually is material to the Company’s business.

     Other slogans or designs considered to be important trademarks include (without limitation) the slogan, “With a name like Smucker’s, it has to be good,” “Over 100 Years of Family-Made Goodness,”

“Choosy Moms Choose Jif,” the Smucker’s banner, the Crock Jar shape, the Gingham design, and the Strawberry logo.

     The Company considers all of these trademarks to be essential to its business.

     Seasonality. Historically, the Company’s business has not been highly seasonal. The Company’s Crisco business is somewhat seasonal around the fall bake period and as a result impacts sales and profits in the Company’s second and third quarters. The overall impact however, is not considered significant.

     Working Capital. The addition of the Jif and Crisco businesses has had a positive impact on working capital. Prior to the merger, the Company’s working capital requirements were greatest during the late spring and summer months due to seasonal procurement of fruits. Raw material inventories for Jif and Crisco businesses are purchased and used throughout the course of the fiscal year, thus favorably impacting working capital.

     Customers. Sales to Wal-Mart Stores, Inc., and its subsidiaries amounted to approximately 14 percent of consolidated net sales in fiscal 2003. These sales are included primarily in the U.S. retail market. No other customer exceeded ten percent of consolidated net sales for any year.

     Orders. Generally, orders are filled within a few days of receipt and the backlog of unfilled orders at any particular time is not and, has not, during the Company’s just ended fiscal year, been material.

     Government Business. No material portion of the Company’s business is subject to negotiation of profits or termination of contracts at the election of the government.

     Competition. The Company is the branded market leader in the peanut butter, shortening and oils, fruit spreads, dessert toppings, and health and natural foods beverages categories. The Company’s business is highly competitive as all of its brands compete for retail shelf space with other advertised and branded products as well as unadvertised and private label products.

     The Jif brand has been a leader in the peanut butter category for over 20 years. The Jif brand is marked by its distinct product differentiation (“more fresh roasted peanut taste”) and a consistent advertising campaign (“Choosy Moms Choose Jif”). Crisco has been a leader in the shortening and cooking oils category for over 50 years. Crisco holds the number one position among branded competitors across all retail channels in both the oils and shortening categories. The oils category in which Crisco competes is a more competitive category than the others in which the Company’s brands compete due to a larger private label presence and more volatile commodity pricing. The Company’s fruit spread brands compete with three major branded lines of fruit spreads and many private label brands. The competing brands exist on both a national and regional level.

     The continued growth of alternative store formats, consolidation of retailers, manufacturers, and brokers within the food industry, and changes in business practices, resulting from both technological advances and new industry techniques, have all added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, packaging, customer service, advertising, and promotion. Positive factors pertaining to the Company’s competitive position include well-recognized brands, strong brand management, varied product offerings, and a strong distribution network.

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

     Employees. At April 30, 2003, the Company had approximately 2,775 full-time employees, worldwide. Approximately 760 of these employees, located at six facilities, are covered by union contracts between the Company and the Teamsters. These contracts vary in term depending on the location. The Company believes its relations with its current employees are generally good.

     Segment and Geographic Information. Information concerning reportable segments including international operations for the years 2003, 2002, and 2001 is hereby incorporated by reference from the 2003 Annual Report to Shareholders, on pages 29 through 31, under “Note E: Reportable Segments.”

     Certain Forward-Looking Statements. This report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are hereby incorporated by reference from the Company’s 2003 Annual Report to Shareholders under “Certain Forward-Looking Statements” on page 17.

     Web site Access to Reports. Access to all SEC filings made by the Company is provided, free of charge, on the Company’s Web site (www.smuckers.com) as soon as reasonably practicable after such reports are electronically filed with the SEC.

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

     The properties listed below are owned, except for the West Fargo, North Dakota, location, which is leased. There are no material performance obligations associated with the properties listed below. The corporate headquarters are located in Orrville, Ohio. The locations indicated by an asterisk are currently expected to close during fiscal 2004 or 2005 as part of the Company’s restructuring plans as described in the Company’s 2003 Annual Report to Shareholders under “Management’s Discussion and Analysis,” on pages 12 through 17. A new Uncrustables manufacturing facility is currently under construction in Scottsville, Kentucky.

Domestic Manufacturing Locations	Products Produced

Chico, California	Fruit and vegetable juices, beverages
Cincinnati, Ohio	Shortening and oils
Havre de Grace, Maryland	Fruit and vegetable juices, beverages
Lexington, Kentucky	Peanut butter
Memphis, Tennessee	Fruit spreads, toppings
New Bethlehem, Pennsylvania	Peanut butter and Goober products
Orrville, Ohio	Fruit spreads, toppings, syrups, industrial fruit products, Smucker’s Snackers
Ripon, Wisconsin	Fruit spreads, toppings, condiments
Salinas, California	Fruit spreads, toppings, syrups
West Fargo, North Dakota*	Uncrustables sandwiches

Domestic Fruit Processing Locations	Fruit Processed

Grandview, Washington	Grapes, cherries, strawberries, cranberries, apples, boysenberries, blackberries, red raspberries, red currants, and pears
Oxnard, California	Strawberries
Watsonville, California*	Strawberries, oranges, peaches, apricots. Also, produces industrial fruit products and Uncrustables sandwiches.
Woodburn, Oregon*	Strawberries, raspberries, blackberries, blueberries. Also, produces industrial fruit products.

International Manufacturing Locations	Products Produced

Kyabram, Victoria, Australia	Fruit spreads, toppings, fruit pulps, fruit bars
Livingston, Scotland	Industrial fruit products
São José do Rio Pardo, Brazil	Industrial fruit products
Ste-Marie, Quebec, Canada	Fruit spreads, sweet spreads, industrial products

Item 3. Legal Proceedings

     The Company is not a party to any pending legal proceeding that would be considered material. Subsequent to May 1, 2003, the Company has, however, been served with complaints in several class action suits involving its Simply 100% Fruit product. As these cases are only in the very initial stages, and because these complaints seek damages and attorneys’ fees in unspecified amounts, the Company is unable to determine their materiality. The Company believes these suits are without merit and intends to vigorously defend these actions.

Item 4. Submissions of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     The information pertaining to the market for the Company’s common shares and other related shareholder information is hereby incorporated by reference from the Company’s 2003 Annual Report to Shareholders under “Stock Price Data” on page 11.

     The information pertaining to the securities the Company has authorized for issuance under equity compensation plans is hereby incorporated by reference to Item 12 of this report on Form 10-K.

Item 6. Selected Financial Data

     Five-year summaries of selected financial data for the Company and discussions of items which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company’s 2003 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 10, “Note A: Accounting Policies” on pages 24 through 27 and “Note D: Restructuring” on page 29.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     Management’s discussion and analysis of results of operations and financial condition, including a discussion of capital resources and liquidity, and critical accounting estimates and policies, is hereby incorporated by reference from the Company’s 2003 Annual Report to Shareholders under “Management’s Discussion and Analysis,” on pages 12 through 17.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosures about market risk are hereby incorporated by reference from the Company’s 2003 Annual Report to Shareholders under “Derivative Financial Instruments and Market Risk” on pages 16 through 17.

Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements of the Company at April 30, 2003 and 2002, and for each of the years in the three-year period ended April 30, 2003, with the report of independent auditors and selected unaudited quarterly financial data, are hereby incorporated by reference from the Company’s 2003 Annual Report to Shareholders under “Summary of Quarterly Results of Operations” on page 11 and beginning with “Management’s Report on Responsibility for Financial Reporting” on page 18 through “Note O: Common Shares” on page 39. The related financial statement schedule is filed as part of this Form 10-K on Schedule II.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding directors and nominees for directorship is incorporated herein by reference from the Company’s definitive Proxy Statement, dated July 8, 2003, for the 2003 Annual Meeting of Shareholders on August 14, 2003, on pages 3 through 5, under the caption “Election of Directors.”

Executive Officers of the Company

     The names, ages as of July 1, 2003, and current positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer of the Company for more than five years.

		Years with		Served as an
Name	Age	Company	Position	Officer Since

Timothy P. Smucker	59	34	Chairman and Co-Chief Executive Officer	1973
Richard K. Smucker	55	30	President, Co-Chief Executive Officer, and Chief Financial Officer	1974
Mark R. Belgya	42	18	Treasurer (1)	1997
Vincent C. Byrd	48	26	Vice President and General Manager, Consumer Market	1988
Barry C. Dunaway	40	16	Vice President-Corporate Development (2)	2001
Fred A. Duncan	57	25	Vice President-Special Markets	1984
Robert E. Ellis	56	25	Vice President-Human Resources	1996
M. Ann Harlan	43	4	General Counsel and Secretary (3)	2002
Donald D. Hurrle, Sr.	54	26	Vice President-Sales, Grocery Market (4)	2001
Richard G. Jirsa	57	28	Vice President-Information Services and Corporate Controller	1978
John D. Milliken	58	29	Vice President-Logistics and Western Operations	1981
Steven Oakland	42	20	Vice President and General Manager, Consumer Oils (5)	1999
Mark T. Smucker	33	5	Vice President and General Manager, International Market (6)	2001
Richard F. Troyak	55	24	Vice President–Operations (7)	1998
Paul Smucker Wagstaff	33	6	Vice President and General Manager, Foodservice Market (8)	2001

(1)	Mr. Belgya was elected to his present position in June 2001, having served from August 1997 to May 2001, as Corporate Controller.

(2)	Mr. Dunaway was elected to his present position in November 2001, having served as Director, Corporate Development and Strategic Planning since February 2000. Prior to that time, he served as Director, Business Development – Europe and Middle East since August 1996.

(3)	Ms. Harlan was elected Secretary in June 2003, having served as Assistant Secretary since August 2000. She was elected General Counsel in April 2002, having served as Assistant General Counsel since January 1999. Before joining the Company, Ms. Harlan was a partner at the law firm of Calfee, Halter & Griswold LLP.

(4)	Mr. Hurrle was elected to his present position in April 2001, having served as National Sales Manager – Grocery since November 1990.

(5)	Mr. Oakland was elected to his present position in November 2001, having served as Vice President and General Manager – Foodservice Market since February 1999. Prior to that time, he served as General Manager, JM Smucker (Canada) Inc. since July 1995.

(6)	Mr. Mark Smucker was elected to his present position in November 2001, having served as General Manager and Managing Director, Smucker do Brasil since January 2000. Prior to that time, he served as Director, Business Development – South America since May 1998, and Manager, Business Development, South America since September 1997.

(7)	Mr. Troyak was elected to his present position in September 1998, having served as Director, East Coast Operations since October 1997.

(8)	Mr. Wagstaff was elected to his present position in November 2001, having served as General Manager, Uncrustables Market since May 2000. Prior to that time, he served as Product Manager, Toppings, Peanut Butter, and Specialties since January 1997.

     At its April 2003 Board meeting, the Company’s Board of Directors adopted a revised Policy on Ethics and Conduct which applies to the Company’s principal executive officers and its principal accounting officers. Also at its April 2003 meeting, the Company’s Board of Directors adopted revised charters for each of the Audit, Executive Compensation, and Nominating and Corporate Governance committees and its Corporate Governance Guidelines. Copies of each of these documents is available on the Company’s Web site (www.smuckers.com).

Item 11. Executive Compensation

     Information regarding the compensation of directors and executive officers is incorporated by reference from the Company’s definitive Proxy Statement, dated July 8, 2003, for the 2003 Annual Meeting of Shareholders on August 14, 2003, on page 5 under “Director Compensation”, and beginning with “Report of the Executive Compensation Committee of the Board of Directors” on page 9 and continuing through the compensation tables ending on page 16.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

     Information regarding security ownership of certain beneficial owners, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company’s definitive Proxy Statement, dated July 8, 2003, for the 2003 Annual Meeting of Shareholders on August 14, 2003, on pages 18 through 19, under “Ownership of Common Shares.”

     The following table presents information pertaining to the securities the Company has authorized for issuance under equity compensation plans:

Number of Common
	Number of Common		Shares Available
	Shares to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Stock benefit plans approved by shareholders	2,616,085	$28.03	2,560,451
Stock benefit plans not approved by shareholders	—	—	—

Total stock benefit plans	2,616,085	$28.03	2,560,451

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company’s definitive Proxy Statement dated July 8, 2003, for the 2003 Annual Meeting of Shareholders on August 14, 2003, beginning with “Election of Directors” on page 3 and continuing through “Director Independence” on page 6.

Item 14. Controls and Procedures

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

     Changes in internal controls. There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Principal Accountants’ Fees and Services

     Information regarding accountants’ fees and services is hereby incorporated by reference from the Company’s definitive Proxy Statement dated July 8, 2003, for the 2003 Annual Meeting of Shareholders on August 14, 2003, on page 20, under “Ratification of Appointment of Independent Auditors.”

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1, 2.	Financial Statements and Financial Statement Schedule

The index to Consolidated Financial Statements and Financial Statement Schedule is included on page F-1 of this Report.

3.	Exhibits

Exhibit
No.	Description

2	Agreement and Plan of Merger, dated October 9, 2001, by and among The Procter & Gamble Company, The Procter & Gamble Ohio Brands Company and The J. M. Smucker Company incorporated by reference to Form 8-K filed on October 12, 2001.

3(a)	Amended Articles of Incorporation incorporated by reference to Amendment No. 3 to Form S-4 filed on February 28, 2002.

3(b)	Amended Regulations incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

4	Amended and Restated Rights Agreement, dated as of August 28, 2000, by and between the Company and ComputerShare Investor Services, LLC (successor to Harris Trust and Savings Bank) incorporated by reference to the Registration Statement on Form 8-A filed on August 28, 2000, as amended by Amendment No. 1 thereto, dated as of October 9, 2001, incorporated by reference to the Registration Statement on Form 8-A filed on October 22, 2002.

10(a)	Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

10(b)	1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K.

10(c)	Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K.

10(d)	Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K.

10(e)	1998 Equity and Performance Incentive Plan (as amended and restated effective as of October 29, 2002) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2002.

10(f)	Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

10(g)	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

Exhibit
No.	Description

10(h)	Note Purchase Agreement (dated as of August 23, 2000) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

10(i)	Nonemployee Director Stock Option Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2001.

10(j)	Consulting and Noncompete Agreements incorporated by reference to Form 10-Q for the quarterly period ended July 31, 2002.

10(k)	Severance Package Agreement

13	Excerpts from 2003 Annual Report to Shareholders

14	Policy on Ethics and Conduct (adopted April 15, 2003)

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

99(a)	Section 906 Certification

99(b)	Corporate Governance Guidelines (adopted April 15, 2003)

99(c)	Audit Committee Charter (adopted April 15, 2003)

99(d)	Executive Compensation Committee Charter (adopted April 15, 2003)

99(e)	Nominating and Corporate Governance Committee Charter (adopted April 15, 2003)

All other required exhibits are either inapplicable to the Company or require no answer.

(b)	Reports on Form 8-K filed in the Fourth Quarter of 2003.

None.

(c)	The response to this portion of Item 16 is submitted as a separate section of this report.

(d)	The response to this portion of Item 16 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 24, 2003	The J. M. Smucker Company

/s/ Richard K. Smucker By: Richard K. Smucker President, Co-Chief Executive Officer, and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*
Timothy P. Smucker	Chairman and Co-Chief Executive Officer, and Director (Principal Executive Officer)	July 16, 2003

*
Richard K. Smucker	President, Co-Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Accounting Officer)	July 22, 2003

*
Richard G. Jirsa	Vice President-Information Services and Corporate Controller (Principal Accounting Officer)	July 16, 2003

*
Vincent C. Byrd	Director	July 16, 2003

*
R. Douglas Cowan	Director	July 16, 2003

*
Kathryn W. Dindo	Director	July 21, 2003

*
Fred A. Duncan	Director	July 18, 2003

*
Elizabeth Valk Long	Director	July 16, 2003

*
Charles S. Mechem, Jr.	Director	July 19, 2003

*
Gary A. Oatey	Director	July 22, 2003

*
William H. Steinbrink	Director	July 16, 2003

* The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: July 24, 2003	/s/ M. Ann Harlan By: M. Ann Harlan Attorney-in-Fact

CERTIFICATION

I, Timothy P. Smucker, Co-Chief Executive Officer of the Company certify that:

(1)	I have reviewed the Report.

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

(3)	Based on my knowledge, the financial statements, and other financial information contained in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report.

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003

/s/ Timothy P. Smucker Name: Timothy P. Smucker Title: Co-Chief Executive Officer

CERTIFICATION

I, Richard K. Smucker, Co-Chief Executive Officer and Chief Financial Officer of the Company certify that:

(1)	I have reviewed the Report.

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

(3)	Based on my knowledge, the financial statements, and other financial information contained in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report.

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003

/s/ Richard K. Smucker Name: Richard K. Smucker Title: Co-Chief Executive Officer and Chief Financial Officer

THE J. M. SMUCKER COMPANY

ANNUAL REPORT ON FORM 10-K

ITEMS 16(a) (1) AND (2), (c) AND (d)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

	Form	Annual
	10-K	Report To
	Report	Shareholders

Data incorporated by reference from the 2003 Annual Report to Shareholders of The J. M. Smucker Company:
Report of Independent Auditors		18
Consolidated Balance Sheets at April 30, 2003 and 2002		20 - 21
For the years ended April 30, 2003, 2002, and 2001:
Statements of Consolidated Income		19
Statements of Consolidated Cash Flows		22
Statements of Consolidated Shareholders’ Equity		23
Notes to Consolidated Financial Statements		24 - 39
Consolidated financial statement schedule at April 30, 2003, or for the years ended April 30, 2003, 2002, and 2001:
II. Valuation and qualifying accounts	F-2

     All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

F-1

THE J. M. SMUCKER COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 2003, 2002, and 2001

(Dollars in Thousands)

	Balance
	at	Charged to	Charged to	Deduct-	Balance at
	Beginning	Costs and	Other	ions	End of
Classification	of Year	Expenses	Accounts	(A)	Year

2003:
Valuation allowance for deferred tax assets	$1,560	$195	$—	$—	$1,755
Allowance for doubtful accounts	515	2,376	—	1,919	972

	$2,075	$2,571	$—	$1,919	$2,727

2002:
Valuation allowance for deferred tax assets	$1,522	$38	$—	$—	$1,560
Allowance for doubtful accounts	405	316	—	206	515

	$1,927	$354	$—	$206	$2,075

2001:
Valuation allowance for deferred tax assets	$1,728	$(206)	$—	$—	$1,522
Allowance for doubtful accounts	504	230	—	329	405

	$2,232	$24	$—	$329	$1,927

     (A)  Uncollectible accounts written off, net of recoveries.

F-2