Form 10-K/A
period 2003-04-30
SMUCKER J M CO
filed 2003-07-28
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K AMENDMENT NO. 1
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2003

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission file number 1-5111

THE J. M. SMUCKER COMPANY
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1813379 (I.R.S. Employer Identification No.)

One Strawberry Lane Orrville, Ohio (Address of principal executive offices)	44667-0280 (Zip code)

Registrant’s telephone number, including area code (330) 682-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares, no par value	New York Stock Exchange

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

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1, 2.	Financial Statements and Financial Statement Schedule

The index to Consolidated Financial Statements and Financial Statement Schedule is included on page F-1 of this Report.

3.	Exhibits

Exhibit
No.	Description

2	Agreement and Plan of Merger, dated October 9, 2001, by and among The Procter & Gamble Company, The Procter & Gamble Ohio Brands Company and The J. M. Smucker Company incorporated by reference to Form 8-K filed on October 12, 2001.
3(a)	Amended Articles of Incorporation incorporated by reference to Amendment No. 3 to Form S-4 filed on February 28, 2002.
3(b)	Amended Regulations incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.
4	Amended and Restated Rights Agreement, dated as of August 28, 2000, by and between the Company and ComputerShare Investor Services, LLC (successor to Harris Trust and Savings Bank) incorporated by reference to the Registration Statement on Form 8-A filed on August 28, 2000, as amended by Amendment No. 1 thereto, dated as of October 9, 2001, incorporated by reference to the Registration Statement on Form 8-A filed on October 22, 2002.
10(a)	Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K.
10(b)	1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K.
10(c)	Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K.
10(d)	Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K.
10(e)	1998 Equity and Performance Incentive Plan (as amended and restated effective as of October 29, 2002) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2002.
10(f)	Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.
10(g)	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

10(h)	Note Purchase Agreement (dated as of August 23, 2000) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.
10(i)	Nonemployee Director Stock Option Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2001.
10(j)	Consulting and Noncompete Agreements incorporated by reference to Form 10-Q for the quarterly period ended July 31, 2002.
10(k)	Severance Package Agreement (previously filed on Form 10-K dated July 24, 2003)
10(l)	Voluntary Deferred Compensation Plan
13	Excerpts from 2003 Annual Report to Shareholders (previously filed on Form 10-K dated July 24, 2003)
14	Policy on Ethics and Conduct (adopted April 15, 2003) (previously filed on Form 10-K dated July 24, 2003)
21	Subsidiaries of the Registrant (previously filed on Form 10-K dated July 24, 2003)
23	Consent of Independent Auditors (previously filed on Form 10-K dated July 24, 2003)
24	Powers of Attorney (previously filed on Form 10-K dated July 24, 2003)
99(a)	Section 906 Certification (previously filed on Form 10-K dated July 24, 2003)
99(b)	Corporate Governance Guidelines (adopted April 15, 2003) (previously filed on Form 10-K dated July 24, 2003)
99(c)	Audit Committee Charter (adopted April 15, 2003) (previously filed on Form 10-K dated July 24, 2003)
99(d)	Executive Compensation Committee Charter (adopted April 15, 2003) (previously filed on Form 10-K dated July 24, 2003)
99(e)	Nominating and Corporate Governance Committee Charter (adopted April 15, 2003) (previously filed on Form 10-K dated July 24, 2003)

All other required exhibits are either inapplicable to the Company or require no answer.

(b)	Reports on Form 8-K filed in the Fourth Quarter of 2003.

None.

(c)	The response to this portion of Item 16 is submitted as a separate section of this report.

(d)	The response to this portion of Item 16 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2003	The J. M. Smucker Company

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

Date: July 28, 2003	/s/ M. Ann Harlan By: M. Ann Harlan Attorney-in-Fact