Form 10-Q
period 2003-07-31
SMUCKER J M CO
filed 2003-09-11
CIK 91419

Sequential Page
No. 1 of 17 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act. [X] Yes [ ] No

The Company had 49,975,599 common shares outstanding on August 31, 2003.

The Exhibit Index is located at Sequential Page No. 17.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended July 31,

	2003	2002

	(Dollars in thousands, except per
	share data)

Net sales	$350,307	$274,936

Cost of products sold	228,220	182,584

Cost of products sold — restructuring	1,388	—

Gross Profit	120,699	92,352

Selling, distribution, and administrative expenses	76,615	59,947

Other restructuring costs	1,825	—

Merger and integration costs	—	4,887

Operating Income	42,259	27,518

Interest income	515	569

Interest expense	(1,960)	(2,313)

Other income – net	443	60

Income Before Income Taxes	41,257	25,834

Income taxes	15,472	9,817

Net Income	$25,785	$16,017

Net Income per common share	$0.52	$0.39

Net Income per common share – assuming dilution	$0.51	$0.39

Dividends declared per common share	$0.23	$0.20

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2003	April 30, 2003

	(Dollars in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$167,468	$181,225

Trade receivables, less allowances	103,253	101,364

Inventories:

Finished products	100,176	85,495

Raw materials	94,380	83,632

	194,556	169,127

Other current assets	15,217	14,944

Total Current Assets	480,494	466,660

PROPERTY, PLANT, AND EQUIPMENT

Land and land improvements	27,434	26,250

Buildings and fixtures	117,482	117,612

Machinery and equipment	334,532	331,325

Construction in progress	40,777	21,503

	520,225	496,690

Accumulated depreciation	(231,541)	(221,704)

Total Property, Plant, and Equipment	288,684	274,986

OTHER NONCURRENT ASSETS

Goodwill	526,494	525,942

Other intangible assets	320,499	320,409

Other assets	24,758	27,410

Total Other Noncurrent Assets	871,751	873,761

	$1,640,929	$1,615,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$70,064	$68,704

Other current liabilities	111,163	98,570

Total Current Liabilities	181,227	167,274

NONCURRENT LIABILITIES

Long-term debt	135,000	135,000

Other noncurrent liabilities	185,171	188,962

Total Noncurrent Liabilities	320,171	323,962

SHAREHOLDERS’ EQUITY

Common shares	12,490	12,442

Additional capital	822,190	815,767

Retained income	336,890	323,064

Less:

Deferred compensation	(7,214)	(2,825)

Amount due from ESOP	(8,093)	(8,093)

Accumulated other comprehensive loss	(16,732)	(16,184)

Total Shareholders’ Equity	1,139,531	1,124,171

	$1,640,929	$1,615,407

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,

	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$25,785	$16,017

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	10,236	7,475

Amortization	426	688

Other adjustments	(17,168)	(21,452)

Net cash provided by operating activities	19,279	2,728

INVESTING ACTIVITIES

Business acquired, net of cash acquired	—	(9,303)

Additions to property, plant, and equipment	(25,674)	(8,371)

Disposals of property, plant, and equipment	2,071	66

Other – net	—	422

Net cash used for investing activities	(23,603)	(17,186)

FINANCING ACTIVITIES

Dividends paid	(11,388)	(3,939)

Purchase of treasury shares	(1,148)	—

Other – net	2,354	211

Net cash used for financing activities	(10,182)	(3,728)

Effect of exchange rate changes	749	367

Net decrease in cash and cash equivalents	(13,757)	(17,819)

Cash and cash equivalents at beginning of period	181,225	91,914

Cash and cash equivalents at end of period	$167,468	$74,095

(   ) Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2003, are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

Note B – Stock-Based Compensation

     As provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     If compensation costs for the stock options granted had been determined based on the fair market value method of SFAS 123, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended
	July 31,

(Dollars in thousands, except per share data)	2003	2002

Net income, as reported	$25,785	$16,017

Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(655)	(399)

Net income, as adjusted	$25,130	$15,618

Earnings per common share:

Net income, as reported	$0.52	$0.39

Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.01)	(0.01)

Net income, as adjusted	$0.51	$0.38

Net income, as reported – assuming dilution	$0.51	$0.39

Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit – assuming dilution	(0.01)	(0.01)

Net income, as adjusted – assuming dilution	$0.50	$0.38

Sequential Page
No. 6

Note C: Restructuring

     During fiscal 2003, the Company announced its plan to restructure certain operations as part of its ongoing efforts to optimize its production capacity, improve productivity and operating efficiencies, and lower the Company’s overall cost base. These initiatives include reducing the Company’s involvement in fruit processing, centralizing production and distribution of the Uncrustables product line, and significantly reducing the number of items available for sale. The program calls for the closing of three of the Company’s plants – Watsonville, California; Woodburn, Oregon; and West Fargo, North Dakota. In addition, the Company is consolidating operations of its two plants in Ripon, Wisconsin, into one operation. The closings will result in the elimination of approximately 335 full-time positions.

     The Company expects to record a total restructuring charge of approximately $18,000,000, of which $2,537,000 was recorded in the fourth quarter of fiscal 2003 and $3,213,000 was recorded in the first quarter of fiscal 2004. The Company expects to record additional restructuring charges of approximately $9,000,000 during fiscal 2004. The balance of the charge will be incurred in fiscal 2005.

     The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established during fiscal 2003 and 2004 and the total amount expected to be incurred in connection with the initiative:

		Long-Lived
	Employee	Asset	Equipment
(Dollars in thousands)	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$8,135	$5,158	$3,380	$1,327	$18,000

Balance at April 30, 2002	$—	$—	$—	$—	$—

Amounts charged to income	1,116	1,055	—	366	2,537

Utilization	—	—	—	(366)	(366)

Balance at April 30, 2003	1,116	1,055	—	—	2,171

Amounts charged to income	1,740	1,385	1	87	3,213

Utilization		(427)	(1)	(87)	(515)

Balance at July 31, 2003	$2,856	$2,013	$—	$—	$4,869

Remaining expected restructuring charge	$5,279	$2,718	$3,379	$874	$12,250

     Approximately $1,388,000 of the total restructuring charge of $3,213,000 recorded in the first quarter of fiscal 2004 was reported in costs of products sold in the accompanying Condensed Consolidated Statements of Income, while the remaining charges were reported in other restructuring costs. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, employee separation costs of approximately $8,135,000 are being recognized over the estimated future service period of the related employees.

     Long-lived asset charges include accelerated depreciation related to machinery and equipment that will be used at the effected production facilities until they close.

Note D – Common Shares

     At July 31, 2003, 150,000,000 common shares were authorized. There were 49,961,035 and 49,767,540 shares outstanding at July 31, 2003, and April 30, 2003, respectively. Shares outstanding are shown net of 6,706,898 and 6,900,393 treasury shares at July 31, 2003, and April 30, 2003, respectively.

Sequential Page
No. 7

Note E – Operating Segments

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

     The following table sets forth reportable segment information:

	Three Months Ended July 31,

(Dollars in thousands)	2003	2002

Net sales:

U.S. retail market	$248,260	$168,256

Special markets	102,047	106,680

Total net sales	$350,307	$274,936

Segment profit:

U.S. retail market	$53,445	$34,453

Special markets	10,873	13,767

Total segment profit	64,318	48,220

Interest income	515	569

Interest expense	(1,960)	(2,313)

Amortization expense	(426)	(688)

Restructuring costs	(3,213)	—

Merger and integration costs	—	(4,887)

Corporate administrative expenses	(17,585)	(15,150)

Other unallocated (expense) income	(392)	83

Income before income taxes	$41,257	$25,834

Sequential Page
No. 8

Note F – Earnings Per Share

     The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three Months Ended July 31,

(Dollars in thousands, except per share data)	2003	2002

Numerator:
Net income	$25,785	$16,017

Denominator:
Denominator for earnings per common share – weighted-average shares	49,674,408	40,645,895

Effect of dilutive securities:

Stock options	421,231	300,740

Restricted stock	34,189	70,124

Denominator for earnings per common share – assuming dilution	50,129,828	41,016,759

Net income per common share	$0.52	$0.39

Net income per common share – assuming dilution	$0.51	$0.39

Sequential Page
No. 9

Note G – Financing Arrangements

     The Company has uncommitted lines of credit providing up to $105,000,000 for short-term borrowings. No amounts were outstanding at July 31, 2003.

Note H – Comprehensive Income

     During the three-month periods ended July 31, 2003 and 2002, total comprehensive income was $25,237,000 and $17,098,000, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities and unrealized gains and losses on commodity hedging activity, net of income taxes.

Note I – Recently Issued Accounting Standards

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company’s results of operations or financial position.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s results of operations or financial position.

Sequential Page
No. 10

Item 2. Management’s Discussion and Analysis

     This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2003 and 2002.

Results of Operations

     Sales were $350.3 million for the first quarter, up 27 percent compared to $274.9 million in the comparable period last year. The Jif and Crisco brands contributed $156.1 million to sales in the first quarter of fiscal 2004, compared to $87.0 million last year. Because the merger closed one month into last year’s first quarter, an additional month of sales of Jif and Crisco products totaling $47.3 million, were realized in the first quarter of 2004. Excluding the additional month, sales were up over ten percent.

     Net income was $25.8 million, or $0.51 per share, for the first quarter, versus $16.0 million, or $0.39 per share, in last year’s first quarter. Income in the first quarter included charges of $3.2 million, or $0.04 per share, in restructuring costs. Income in the first quarter of fiscal 2003 included merger-related costs of $4.9 million, or $0.07 per share.

     Sales for the first quarter in the U.S. retail market segment were $248.3 million compared to $168.3 million last year, an increase of nearly 48 percent. Sales of Jif and Crisco products in the month of May accounted for $46.1 million of the segment’s increase over the prior year. Excluding May’s sales of Jif and Crisco products in fiscal 2004, the U.S. retail market segment was up 20 percent due to strong performance of the Smucker’s, Jif, and Crisco brands.

     Sales of Smucker’s branded products increased approximately 16 percent over last year’s first quarter. Approximately two-thirds of the year-over-year increase was due to growth in the fruit spreads and natural peanut butter categories, with the remainder coming from the retail rollout of Uncrustables products. During the first quarter of fiscal 2004 the Company completed the national rollout of Uncrustables products.

     The Jif brand continued to outpace the overall growth of the peanut butter category, which remains strong. For the quarter, sales of Jif products were up 74 percent over last year including $25.0 million of sales in May. Excluding May sales, Jif peanut butter sales were up 20 percent on a comparable basis with last year.

     Crisco also experienced a very strong quarter, with sales up 85 percent over last year’s first quarter including May sales of $21.1 million. Again, excluding the benefit of the additional month, the retail business increased 23 percent much of this due to price increases averaging approximately 20%. The price increases were taken during the second and third quarters of last fiscal year to offset substantial increases in soybean and canola oil costs. During the first quarter of fiscal 2004, the Company introduced a Crisco 100% corn oil product into the marketplace providing the brand an opportunity to participate in the $140 million corn oil segment.

     First quarter sales in the special markets segment were $102.0 million versus $106.7 million for the first quarter of 2003, a decline of four percent. This decrease was due primarily to the Company’s previously announced decision to exit certain low margin business in the foodservice and industrial business areas. The combined loss of sales was approximately $8 million which is tracking against the full-year estimate of $30 to $35 million. Excluding this planned rationalization, the segment increased three percent over last year’s first quarter based on increases in the foodservice and international business areas.

Sequential Page
No. 11

     In the foodservice area, sales were up five percent over last year due primarily to growth in the schools market. This market was up over 50 percent, led by continued expansion of Uncrustables products into new school districts and the addition of the grilled cheese line extension. Sales of traditional portion control items also were up. These increases were partially offset by the previously announced decision to discontinue as master distributor in foodservice for the Lea & Perrins brand, effective at the beginning of fiscal 2004. The Lea & Perrins brand contributed $2.1 million in sales to the prior year first quarter.

     International sales were up 22 percent in the first quarter due mostly to increased sales in Canada and Australia along with favorable exchange rates. Sales in Canada increased nearly 20 percent as measured in local currency. Approximately one-half of the Canadian increase was due to the additional month of sales of Crisco products in May with the remainder due to an overall increase in its core business. Sales of Henry Jones Foods, the Company’s Australian subsidiary, also were up double digits as measured in local currency. Favorable exchange rates contributed $2.7 million to international sales for the quarter.

     Sales in the beverage area declined slightly, down two percent as compared to the first quarter of 2003. Sales of R.W. Knudsen Family and Santa Cruz Organic brands both increased during the quarter. Last year’s first quarter benefited from the initial rollout of new products, primarily Smucker’s Powdered Lemonade sold in the club store channel.

     Finally, sales in the industrial area were down 39 percent in the first quarter. The decrease in sales was primarily due to the Company’s previously announced decision to exit certain contracts. Approximately $5.8 million in sales of now discontinued business were included in last year’s first quarter. In addition, sales of bakery fruit fillings to existing customers decreased from the prior year.

     First quarter operating income increased $14.7 million over last year and operating margin improved from 10.0 percent in the first quarter of 2003 to 12.1 percent this year. Gross margin performance also improved in the quarter, increasing from 33.6 percent in last year’s first quarter to 34.5 percent this year. This improvement reflects the ongoing impact of the higher margin Jif and Crisco products and the benefit of lower peanut costs resulting from the passage of last year’s Farm Bill. During the second half of the year, the Company anticipates slightly higher fruit and sweetener costs of approximately $1.0 to $1.5 million.

     Selling, distribution, and administrative (SD&A) expenses as a percent of sales were flat with last year, at 21.8 percent in 2003 and 21.9 percent this year. As expected, marketing costs in the first quarter increased nearly 50 percent over the comparable period last year as the Company continued to invest in its three primary brands. In addition, marketing support for Uncrustables products and the additional month of the Jif and Crisco businesses resulted in overall higher costs. Although administrative, distribution, and selling expenses were up over the prior year, costs increased at a lesser rate than that of sales. This allowed SD&A as a percent of sales to remain virtually unchanged from last year, despite the increased marketing. The Company expects to incur approximately $3 million in expense during the second half of the fiscal year associated with the start up of the Scottsville, Kentucky Uncrustables facility. Construction of the Scottsville facility is progressing as planned.

     During fiscal 2003, the Company announced its plan to restructure certain operations as part of its ongoing efforts to optimize its production capacity, improve productivity and operating efficiencies, and lower the Company’s overall cost base. These initiatives include reducing the Company’s involvement in fruit processing, centralizing production and distribution of the Uncrustables product line, and significantly reducing the number of items available for sale. The program calls for the closing of three of the Company’s plants – Watsonville, California; Woodburn, Oregon; and West Fargo, North Dakota. In addition, the Company is consolidating operations of its two plants in Ripon, Wisconsin, into one operation. The restructurings are proceeding as planned.

Sequential Page
No. 12

     The Company expects to record a total restructuring charge of approximately $18 million, of which $2.5 million was recorded in the fourth quarter of fiscal 2003 and $3.2 million was recorded in the first quarter of fiscal 2004. The Company expects to record additional restructuring charges of approximately $9.0 million during fiscal 2004. The balance of the charge will be incurred in fiscal 2005.

Financial Condition – Liquidity and Capital Resources

     The financial position of the Company remains strong. Working capital as a percent of twelve month sales has been favorably impacted by the merger, decreasing from 19.9 percent last year to 9.5 percent for the rolling twelve month period ended July 31, 2003. Cash and cash equivalents decreased $13.8 million during the first quarter, primarily due to the customary seasonal procurement of fruit and the seasonal buildup of shortenings and oils inventories for the upcoming fall baking season. Other significant uses of cash during the quarter were capital expenditures, primarily related to the new Uncrustables manufacturing facility currently under construction in Scottsville, Kentucky, and the payment of dividends.

     Assuming there are no material acquisitions or other significant investments, the Company believes that cash on hand together with cash generated by operations and existing lines of credit will be sufficient to meet its fiscal 2004 requirements, including the payment of dividends and interest on outstanding debt.

Recently Issued Accounting Standards

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company’s results of operations or financial position.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s results of operations or financial position.

Sequential Page
No. 13

Certain Forward-Looking Statements

     This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Jif and Crisco businesses, as well as the Company’s other businesses;

•	the success and cost of introducing new products, particularly Smucker’s Uncrustables products;

•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;

•	the exact time frame in which the new manufacturing facility in Scottsville, Kentucky will be completed and placed into operation and the Company’s ability to effectively manage capacity constraints related to Uncrustables products until the Scottsville facility is operational;

•	the estimated costs and benefits associated with the Company’s plan to restructure certain of its operations;

•	the strength of commodity markets from which raw materials are procured and the related impact on costs;

•	raw material and ingredient cost trends;

•	foreign currency exchange and interest rate fluctuations;

•	general competitive activity in the market; and

•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 14

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of July 31, 2003, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Sequential Page
No. 15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Index of Exhibits that appears on Sequential Page No. 17 of this report.

(b)	Reports on Form 8-K

On June 17, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting it issued a press release to announce its earnings for the fourth quarter and year ended April 30, 2003.

Sequential Page
No. 16

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 11, 2003	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker BY RICHARD K. SMUCKER
President, Co-Chief Executive Officer and Chief Financial Officer

/s/ Timothy P. Smucker AND TIMOTHY P. SMUCKER Chairman and Co-Chief Executive Officer

Sequential Page
No. 17

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No.*	Description	Page No.

31	Section 302 Certifications

32	Section 906 Certification

* Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, 27 and 99 are either inapplicable to the Company or require no answer.