Form 10-Q
period 2003-10-31
SMUCKER J M CO
filed 2003-12-11
CIK 91419

Sequential Page
No. 1 of 18 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2003

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission file number 1-5111

THE J. M. SMUCKER COMPANY
(Exact name of registrant as specified in its charter)

Ohio	34-0538550
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Strawberry Lane
Orrville, Ohio	44667-0280
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (330) 682-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. [X] Yes [   ] No

The Company had 50,051,364 common shares outstanding on November 30, 2003.

The Exhibit Index is located at Sequential Page No. 18.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net sales	$385,998	$366,975	$736,305	$641,911
Cost of products sold	248,963	240,563	477,183	423,147
Cost of products sold – restructuring	1,806	—	3,194	—

Gross Profit	135,229	126,412	255,928	218,764
Selling, distribution, and administrative expenses	81,009	74,948	157,624	134,895
Other restructuring costs	1,301	—	3,126	—
Merger and integration costs	—	2,470	—	7,357

Operating Income	52,919	48,994	95,178	76,512
Interest income	923	606	1,438	1,175
Interest expense	(1,726)	(2,296)	(3,686)	(4,609)
Other expense – net	(810)	(389)	(367)	(329)

Income Before Income Taxes	51,306	46,915	92,563	72,749
Income taxes	19,239	17,828	34,711	27,645

Net Income	$32,067	$29,087	$57,852	$45,104

Net income per common share	$0.64	$0.59	$1.16	$1.00

Net income per common share – assuming dilution	$0.64	$0.58	$1.15	$0.99

Dividends declared per common share	$0.23	$0.20	$0.46	$0.40

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2003	April 30, 2003
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,151	$181,225
Available-for-sale securities	29,509	—
Trade receivables, less allowances	112,961	101,364
Inventories:
Finished products	98,449	85,495
Raw materials	96,485	83,632

	194,934	169,127
Other current assets	18,875	14,944

Total Current Assets	426,430	466,660

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	27,909	26,250
Buildings and fixtures	118,828	117,612
Machinery and equipment	341,929	331,325
Construction in progress	57,859	21,503

	546,525	496,690
Accumulated depreciation	(241,545)	(221,704)

Total Property, Plant, and Equipment	304,980	274,986

OTHER NONCURRENT ASSETS
Goodwill	527,052	525,942
Other intangible assets	320,534	320,409
Available-for-sale securities	46,204	—
Other assets	32,567	27,410

Total Other Noncurrent Assets	926,357	873,761

	$1,657,767	$1,615,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$62,209	$68,704
Other current liabilities	102,058	98,570

Total Current Liabilities	164,267	167,274

NONCURRENT LIABILITIES
Long-term debt	135,000	135,000
Other noncurrent liabilities	187,623	188,962

Total Noncurrent Liabilities	322,623	323,962

SHAREHOLDERS’ EQUITY
Common shares	12,504	12,442
Additional capital	823,053	815,767
Retained income	357,510	323,064
Less:
Deferred compensation	(6,851)	(2,825)
Amount due from ESOP	(7,584)	(8,093)
Accumulated other comprehensive loss	(7,755)	(16,184)

Total Shareholders’ Equity	1,170,877	1,124,171

	$1,657,767	$1,615,407

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2003	2002
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$57,852	$45,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,688	15,862
Amortization	1,367	1,582
Other adjustments	(48,393)	(20,546)

Net cash provided by operating activities	31,514	42,002

INVESTING ACTIVITIES
Business acquired, net of cash acquired	—	(9,936)
Additions to property, plant, and equipment	(52,555)	(15,782)
Disposals of property, plant, and equipment	3,674	78
Purchase of available-for-sale securities	(75,844)	—
Other — net	(3)	850

Net cash used for investing activities	(124,728)	(24,790)

FINANCING ACTIVITIES
Dividends paid	(22,822)	(13,070)
Purchase of treasury shares	(1,148)	—
Other — net	3,654	2,108

Net cash used for financing activities	(20,316)	(10,962)
Effect of exchange rate changes	2,456	661

Net (decrease) increase in cash and cash equivalents	(111,074)	6,911
Cash and cash equivalents at beginning of period	181,225	91,914

Cash and cash equivalents at end of period	$70,151	$98,825

(   ) Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2003, are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

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

     If compensation costs for the stock options granted had been determined based on the fair market value method of SFAS 123, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Net income, as reported	$32,067	$29,087	$57,852	$45,104
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(672)	(791)	(1,327)	(1,190)

Net income, as adjusted	$31,395	$28,296	$56,525	$43,914

Earnings per common share:
Net income, as reported	$0.64	$0.59	$1.16	$1.00
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.01)	(0.02)	(0.02)	(0.03)

Net income, as adjusted	$0.63	$0.57	$1.14	$0.97

Net income, as reported – assuming dilution	$0.64	$0.58	$1.15	$0.99
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.02)	(0.01)	(0.02)	(0.02)

Net income, as adjusted – assuming dilution	$0.62	$0.57	$1.13	$0.97

Sequential Page
No. 6

Note C: Restructuring

     During fiscal 2003, the Company announced plans to restructure certain operations as part of its ongoing efforts to optimize its production capacity, improve productivity and operating efficiencies, and lower the Company’s overall cost base. These initiatives include reducing the Company’s involvement in fruit processing, centralizing production and distribution of the Uncrustables product line, and significantly reducing the number of items available for sale. The program calls for the closing of three of the Company’s plants – Watsonville, California; Woodburn, Oregon; and West Fargo, North Dakota. In addition, the Company is consolidating operations of its two plants in Ripon, Wisconsin, into one operation. The closings will result in the elimination of approximately 335 full-time positions.

     The Company expects to record a total restructuring charge of approximately $18,000,000, of which $2,537,000 was recorded in the fourth quarter of fiscal 2003, and $3,213,000 and $3,107,000 were recorded in the first and second quarters of fiscal 2004, respectively. The Company expects to record additional restructuring charges of approximately $6,000,000 during the last six months of fiscal 2004. The balance of the charge will be incurred in fiscal 2005.

     The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established during fiscal 2003 and 2004 and the total amount expected to be incurred in connection with the initiative:

		Long-Lived Asset
	Employee	Asset	Equipment
(Dollars in thousands)	Separation	Charges	Relocation	Other Costs	Total
Total expected restructuring charge	$7,300	$6,000	$3,400	$1,300	$18,000

Balance at April 30, 2002	$—	$—	$—	$—	$—
Fourth quarter charge to expense	1,116	1,055	—	366	2,537
Utilization	—	(1,055)	—	(366)	(1,421)

Balance at April 30, 2003	1,116	—	—	—	1,116
First quarter charge to expense	1,740	1,385	1	87	3,213
Second quarter charge to expense	1,243	1,805	4	55	3,107
Utilization	(210)	(3,190)	(5)	(142)	(3,547)

Balance at October 31, 2003	$3,889	$—	$—	$—	$3,889

Remaining expected restructuring charge	$3,201	$1,755	$3,395	$792	$9,143

     Approximately $1,806,000 and $3,194,000 of the total restructuring charge of $3,107,000 and $6,320,000 recorded in the three-month and six-month periods ended October 31, 2003, respectively, was reported in costs of products sold in the accompanying Condensed Consolidated Statements of Income, while the remaining charges were reported in other restructuring costs. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, employee separation costs are being recognized over the estimated future service period of the related employees.

     Long-lived asset charges include accelerated depreciation related to machinery and equipment that will be used at the affected production facilities until they close.

Note D – Common Shares

     At October 31, 2003, 150,000,000 common shares were authorized. There were 50,014,110 and 49,767,540 shares outstanding at October 31, 2003, and April 30, 2003, respectively. Shares

Sequential Page
No. 7

outstanding are shown net of 6,653,823 and 6,900,393 treasury shares at October 31, 2003, and April 30, 2003, respectively.

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

     The following table sets forth reportable segment information:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in thousands)	2003	2002	2003	2002
Net sales:
U.S. retail market	$281,678	$257,530	$529,938	$425,786
Special markets	104,320	109,445	206,367	216,125

Total net sales	$385,998	$366,975	$736,305	$641,911

Segment profit:
U.S. retail market	$65,528	$56,605	$118,973	$91,058
Special markets	12,289	13,855	23,162	27,622

Total segment profit	77,817	70,460	142,135	118,680

Interest income	923	606	1,438	1,175
Interest expense	(1,726)	(2,296)	(3,686)	(4,609)
Amortization expense	(941)	(894)	(1,367)	(1,582)
Restructuring costs	(3,107)	—	(6,320)	—
Merger and integration costs	—	(2,470)	—	(7,357)
Corporate administrative expenses	(20,860)	(18,236)	(38,445)	(33,386)
Other unallocated expense	(800)	(255)	(1,192)	(172)

Income before income taxes	$51,306	$46,915	$92,563	$72,749

Sequential Page
No. 8

Note F – Earnings Per Share

     The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)

Numerator:
Net income	$32,067	$29,087	$57,852	$45,104

Denominator:
Denominator for earnings per common share – weighted-average shares	49,784,767	49,451,890	49,729,588	45,048,893
Effect of dilutive securities:
Stock options	447,697	369,806	434,464	335,273
Restricted stock	68,596	87,438	51,392	78,781

Denominator for earnings per common share – assuming dilution	50,301,060	49,909,134	50,215,444	45,462,947

Net income per common share	$0.64	$0.59	$1.16	$1.00

Net income per common share – assuming dilution	$0.64	$0.58	$1.15	$0.99

Note G – Investments in Debt Securities

     The Company invests primarily in debt securities. The company determines the appropriate categorization of its debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has categorized all debt securities as available-for-sale, because it currently has the ability and intent to convert these investments into cash if and when needed. Classification of these available-for-sale marketable securities as current or noncurrent is based on whether the conversion to cash is expected to be necessary for current operations, which is currently consistent with the securities maturity date.

     Securities categorized as available-for-sale are stated at fair value, with unrealized gains and losses reported as a component of other comprehensive income/loss. At October 31, 2003, the aggregate fair value of available-for-sale securities was $75,713,000. Unrealized holding losses of $81,000 were included as components of other comprehensive income. The following is a summary of available-for-sale securities:

		Gross	Gross
		Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. corporate securities	$33,523	$6	$(151)	$33,378
Government backed obligations	6,858	3	—	6,861
Mortgage-backed securities	35,413	84	(23)	35,474

Balance at October 31, 2003	$75,794	$93	$(174)	$75,713

Sequential Page
No. 9

The contractual maturities of these available-for-sale securities as of October 31, 2003 were as follows:

		Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$29,580	$29,509
Due after one to five years	10,801	10,730
Mortgage-backed securities	35,413	35,474

Balance at October 31, 2003	$75,794	$75,713

Note H – Financing Arrangements

     The Company has uncommitted lines of credit providing up to $105,000,000 for short-term borrowings. No amounts were outstanding at October 31, 2003.

Note I – Comprehensive Income

     During the three-month periods ended October 31, 2003 and 2002, total comprehensive income was $41,044,000 and $28,836,000, respectively. Total comprehensive income for the six-month periods ended October 31, 2003 and 2002, was $66,281,000 and $45,934,000, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.

Note J – Recently Issued Accounting Standards

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements related to entities or arrangements existing before February 1, 2003, have been deferred by the Financial Accounting Standards Board until the fourth quarter of calendar 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s results of operations or financial position.

Sequential Page
No. 10

Item 2. Management’s Discussion and Analysis

     This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2003 and 2002, respectively.

Results of Operations

Three months ended October 31, 2003

     Sales were $386.0 million for the second quarter, up five percent compared to $367.0 million in the comparable period last year. Excluding sales in the industrial business area, which is experiencing declining sales due in part to the Company’s decision to exit certain contracts, sales increased nine percent. The Jif and Crisco brands contributed $190.1 million to sales in the second quarter of fiscal 2004, up nearly 10 percent compared to $173.4 million in the second quarter of 2003.

     Net income was $32.1 million, or $0.64 per share, for the second quarter, versus $29.1 million, or $0.58 per share, in last year’s second quarter. Lower net interest, a modest decrease in the effective tax rate, and increased sales contributed to the increase in earnings. Income in the second quarter included charges of $3.1 million, or $0.04 per share, in restructuring costs. Income in the second quarter of fiscal 2003 included merger-related costs of $2.5 million, or $0.03 per share.

     Sales for the second quarter in the U.S. retail market segment were $281.7 million compared to $257.5 million in the second quarter of 2003, an increase of nine percent. Jif and Crisco accounted for $183.1 million of the total compared to $168.1 million last year.

     Sales in the consumer business area increased over seven percent as both the Smucker’s and Jif brands were up over the prior year. During the quarter, both brands continued to gain share-of-market. Smucker’s branded products were up nearly 10 percent due to growth in both fruit spreads and natural peanut butter. Jif volume was up approximately 13 percent for the quarter, however, due to mix of sales and the impact of the price decrease in January 2003, dollar sales were up five percent. Uncrustables also contributed to the increase in consumer sales for the quarter.

     In the consumer shortening and oils area, Crisco sales were up 13 percent over last year’s second quarter. Part of the increase was attributed to price increases taken during the latter part of last year’s second quarter. The introduction of Crisco 100 percent corn oil also contributed approximately one-quarter of the Crisco increase. In response to higher commodity costs, the Company announced a price increase of approximately seven percent on Crisco products effective in January 2004.

     Second quarter sales in the special markets segment were $104.3 million versus $109.5 million for the second quarter of 2003, a decline of five percent. Increases in the foodservice, international and beverage areas were more than offset by declines in the industrial area. This decrease reflects the combination of the planned exit of certain low margin contracts and an overall softness in the industrial business. The decline in the industrial area is expected to continue during the remainder of 2004. Excluding the industrial area, the segment increased nearly 10 percent over last year’s second quarter.

     Sales in the beverage area were up 11 percent compared to the second quarter of 2003. Sales of Santa Cruz Organic and The R. W. Knudsen Family increased over the prior year and nonbranded sales were strong. Sales of After the Fall were down for the quarter.

     In the foodservice area, sales were up six percent over last year’s second quarter due to growth in both the traditional and schools market. Sales of traditional portion control items, primarily under the Smucker’s brand, were up over last year. In the schools market, sales were up 24 percent as Uncrustables continued to grow. These increases were partially offset by the previously announced

Sequential Page
No. 11

decision to discontinue as master distributor for the Lea & Perrins brand, effective at the beginning of fiscal 2004. Excluding the Lea & Perrins impact, which amounted to $2.0 million during the quarter, sales in the foodservice area were up 13 percent.

     In the international area, sales were up 12 percent in the second quarter due mostly to favorable exchange rates, which added $4.3 million to sales for the quarter. As measured in local currency, Canada sales were up five percent for the quarter while sales of Henry Jones Foods, in Australia, were flat with last year. Export sales were also up for the quarter while sales in the Company’s businesses in Brazil and Scotland were down.

     Sales in the industrial area were down 47 percent in the second quarter compared to the prior year’s second quarter. One-half of the decrease in sales was due to the Company’s decision to exit certain contracts. Approximately $6 million in sales of now discontinued business were included in last year’s second quarter. The remaining amount of the decline was attributable to a decrease in sales of bakery fruit fillings to existing customers.

     Second quarter operating income increased $3.9 million or eight percent over the second quarter last year and operating margin improved from 13.4 percent in the second quarter of 2003 to 13.7 percent this year. The higher operating profit resulted from improved gross margin performance in the quarter, increasing from 34.4 percent in last year’s second quarter to 35.0 percent this year. This improvement reflects the sales growth in the higher margin U.S. retail segment and a full quarter benefit from lower peanut costs resulting from the passage of last year’s Farm Bill.

     Selling, distribution, and administrative (SD&A) expenses as a percent of sales increased from last year, at 20.4 percent in 2003 and 21.0 percent this year. This increase was due to higher marketing and selling expenses and an increase in administrative expenses. These increases in administrative costs were primarily related to outside services and employee related costs.

Six months ended October 31, 2003

     Sales for the six-month period ended October 31, 2003, were up 15 percent to $736.3 million versus $641.9 million for the first six months of fiscal 2003. The Jif and Crisco brands contributed $346.2 million to sales in the first six months of 2004, compared to $260.4 million in the same period last year. The first six months of 2004 benefited from an additional month of Jif and Crisco sales totaling $47.3 million, as the merger closed on June 1, 2002, one month into last fiscal year. Excluding the additional month, sales increased seven percent in the first six months of 2004 compared to the first six months last year.

     Net income and earnings per share for the first six months of the fiscal year were $57.9 million and $1.15, respectively. This compares to $45.1 million and $0.99 per share in the first six months of fiscal 2003. Income in the first six months of 2004 included charges of $6.3 million, or $0.08 per share, in restructuring costs. Income in the first six months of 2003 included merger-related costs of $7.4 million, or $0.10 per share.

     For the first six months of 2004, sales in the U.S. retail segment were $529.9 million, up 24 percent over last year. Excluding the benefit of the additional month of Jif and Crisco, sales in the segment were up 14 percent for the first six months. On a year-to-date basis, sales in the special markets segment were $206.4 million compared to $216.1 million during the prior year, a decrease of five percent.

     Year-to-date operating income increased $18.7 million, or 24.4 percent, over last year and operating margin improved from 11.9 percent in the first half of 2003 to 12.9 percent this year. The additional month of Jif and Crisco sales in May, along with the ongoing growth of the higher margin U.S. retail segment were the primary causes for the margin improvement. For the first six months of 2004, SD&A expenses as a percent of sales were 21.4 percent compared to 21.0 percent for the comparable

Sequential Page
No. 12

period last year. The majority of the increase is attributed to higher marketing expenses behind the Jif and Crisco brands. Corporate expenses also are up for the period.

     During fiscal 2003, the Company announced plans to restructure certain operations as part of its ongoing efforts to optimize its production capacity, improve productivity and operating efficiencies, and lower the Company’s overall cost base. These initiatives include reducing the Company’s involvement in fruit processing, centralizing production and distribution of the Uncrustables product line, and significantly reducing the number of items available for sale. The program calls for the closing of three of the Company’s plants – Watsonville, California; Woodburn, Oregon; and West Fargo, North Dakota. In addition, the Company is consolidating operations of its two plants in Ripon, Wisconsin, into one operation. The restructurings are proceeding as planned.

     The Company expects to record a total restructuring charge of approximately $18 million, of which $2.5 million was recorded in the fourth quarter of fiscal 2003 and $6.3 million was recorded in the first half of fiscal 2004. The Company expects to record additional restructuring charges of approximately $6.0 million during the remainder of fiscal 2004. The balance of the charge will be incurred in fiscal 2005. The majority of these charges related to severance, equipment relocation expenses, and accelerated depreciation on machinery and equipment. To date, cash payments related to the restructuring charges have been approximately $0.6 million.

Financial Condition – Liquidity and Capital Resources

     The financial position of the Company remains strong. Working capital, less cash and cash equivalents, as a percent of sales continues to trend favorably, decreasing from 15.7 percent last year to 13.7 percent for the rolling twelve-month period ended October 31, 2003. Cash and cash equivalents have decreased $111.1 million since April 30, 2003. Due to an increase in cash generated from operations since the merger, the Company expanded its range of investments during the second quarter beyond cash and cash equivalents and utilized $75.8 million of cash on hand to purchase available-for-sale securities. For comparative purposes, total cash and investments were $145.9 million at October 31, 2003, compared to $98.8 million at October 31, 2002. Under the Company’s investment policy, it will invest in securities deemed to be investment grade. Currently, these investments consist of government backed mortgage obligations, corporate bonds, municipal bonds, and commercial paper.

     Other significant uses of cash during the first six months of the year were capital expenditures, primarily related to the new Uncrustables manufacturing facility currently under construction in Scottsville, Kentucky, the seasonal procurement of fruit, and the payment of dividends.

     To accommodate future growth for Uncrustables, the Company has approved an increase in capital expenditures of $15 million related to the Scottsville facility, bringing the total expected capital expenditures for 2004 to $95 million.

     Assuming there are no material acquisitions or other significant investments, the Company believes that cash on hand together with cash generated by operations and existing lines of credit will be sufficient to meet its fiscal 2004 requirements, including the payment of dividends and interest on outstanding debt.

Recently Issued Accounting Standards

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The

Sequential Page
No. 13

adoption of SFAS 149 did not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements related to entities or arrangements existing before February 1, 2003 have been deferred by the Financial Accounting Standards Board until the fourth quarter of calendar 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s results of operations or financial position.

Sequential Page
No. 14

Certain Forward-Looking Statements

     This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;

•	the ability to successfully implement price increases;

•	the success and cost of introducing new products, particularly Smucker’s Uncrustables products;

•	the exact time frame in which the new manufacturing facility in Scottsville, Kentucky will be completed and placed into operation and the Company’s ability to effectively manage capacity constraints related to Uncrustables products until the Scottsville facility is operational;

•	the estimated costs and benefits associated with the Company’s plan to restructure certain of its operations;

•	the strength of commodity markets from which raw materials are procured and the related impact on costs;

•	raw material and ingredient cost trends;

•	foreign currency exchange and interest rate fluctuations;

•	general competitive activity in the market; and

•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 15

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of October 31, 2003, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Sequential Page
No. 16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a defendant in 13 class action lawsuits in eight different states related to its Simply 100% Fruit product. The Company also has two class action lawsuits in two different states related to its Dickinson 100% Fruit product. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment and breach of an express warranty based on the allegation that Simply 100% Fruit does not contain 100 percent fruit and it does not contain 100 percent of the fruit designated as the flavor (e.g., strawberry). The complaints generally seek damages in the form of either a refund of the purchase price or the difference between the price of Simply 100% Fruit and lower priced Smucker products. The Company believes these suits are without merit and intends to vigorously defend these actions.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held on August 14, 2003. At the meeting, the names of Fred A. Duncan, Charles S. Mechem, Jr., Gary A. Oatey, and Timothy P. Smucker were placed in nomination for the Board of Directors to serve three-year terms ending in 2006. All four nominees were elected with the results as follows:

	Votes For	Votes Withheld	Broker Nonvotes

Fred A. Duncan	40,965,378	579,806	0
Charles S. Mechem, Jr.	40,727,084	818,100	0
Gary A. Oatey	41,197,965	347,219	0
Timothy P. Smucker	40,814,927	730,257	0

     The shareholders also voted on the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2004 fiscal year. The measure was approved as follows:

	Votes For	Votes Against	Abstentions	Broker Nonvotes

Appointment of Auditors	39,393,642	2,059,681	91,861	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Index of Exhibits that appears on Sequential Page No. 18 of this report.

(b)	Reports on Form 8-K

On August 21, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting it issued a press release to announce its earnings for the quarter ended July 31, 2003.

Sequential Page
No. 17

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 11, 2003	THE J. M. SMUCKER COMPANY
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