Form 10-Q
period 2004-01-31
SMUCKER J M CO
filed 2004-03-11
CIK 91419

Sequential Page
No. 1 of 22 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [X]  Yes  [   ]  No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. [X] Yes [   ]  No

The Company had 50,102,603 common shares outstanding on February 29, 2004.

The Exhibit Index is located at Sequential Page No. 21.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net sales	$355,297	$340,826	$1,091,602	$982,737
Cost of products sold	225,464	217,895	702,647	641,042
Cost of products sold – restructuring	425	—	3,619	—

Gross Profit	129,408	122,931	385,336	341,695
Selling, distribution, and administrative expenses	77,039	71,907	234,663	206,802
Other restructuring costs	2,074	—	5,200	—
Merger and integration costs	—	1,524	—	8,881

Operating Income	50,295	49,500	145,473	126,012
Interest income	992	449	2,430	1,624
Interest expense	(1,415)	(2,275)	(5,101)	(6,884)
Other income (expense) – net	237	(2,525)	(130)	(2,854)

Income Before Income Taxes	50,109	45,149	142,672	117,898
Income taxes	18,791	17,156	53,502	44,801

Net Income	$31,318	$27,993	$89,170	$73,097

Net income per common share	$0.63	$0.56	$1.79	$1.57

Net income per common share – assuming dilution	$0.62	$0.56	$1.77	$1.56

Dividends declared per common share	$0.23	$0.20	$0.69	$0.60

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2004	April 30, 2003
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118,320	$181,225
Available-for-sale securities	24,253	—
Trade receivables, less allowances	91,525	101,364
Inventories:
Finished products	105,625	85,495
Raw materials	79,532	83,632

	185,157	169,127
Other current assets	24,755	14,944

Total Current Assets	444,010	466,660
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	27,417	26,250
Buildings and fixtures	112,060	117,612
Machinery and equipment	331,162	331,325
Construction in progress	72,375	21,503

	543,014	496,690
Accumulated depreciation	(231,082)	(221,704)

Total Property, Plant, and Equipment	311,932	274,986
OTHER NONCURRENT ASSETS
Goodwill	527,107	525,942
Other intangible assets, net	320,829	320,409
Available-for-sale securities	40,722	—
Other assets	32,510	27,410

Total Other Noncurrent Assets	921,168	873,761

	$1,677,110	$1,615,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$56,480	$68,704
Other current liabilities	100,730	98,570

Total Current Liabilities	157,210	167,274
NONCURRENT LIABILITIES
Long-term debt	135,000	135,000
Other noncurrent liabilities	188,625	188,962

Total Noncurrent Liabilities	323,625	323,962
SHAREHOLDERS’ EQUITY
Common shares	12,524	12,442
Additional capital	824,490	815,767
Retained income	377,364	323,064
Less:
Deferred compensation	(6,465)	(2,825)
Amount due from ESOP	(7,584)	(8,093)
Accumulated other comprehensive loss	(4,054)	(16,184)

Total Shareholders’ Equity	1,196,275	1,124,171

	$1,677,110	$1,615,407

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$89,170	$73,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,998	24,282
Amortization	1,898	2,089
Other adjustments	(21,350)	12,754

Net cash provided by operating activities	99,716	112,222
INVESTING ACTIVITIES
Business acquired, net of cash acquired	—	(10,663)
Additions to property, plant, and equipment	(76,194)	(27,879)
Disposals of property, plant, and equipment	5,912	831
Purchase of available-for-sale securities	(79,639)	—
Sale and maturities of available-for-sale securities	14,292	—
Other – net	374	1,288

Net cash used for investing activities	(135,255)	(36,423)
FINANCING ACTIVITIES
Dividends paid	(34,266)	(23,696)
Purchase of treasury shares	(1,148)	—
Other – net	5,048	5,196

Net cash used for financing activities	(30,366)	(18,500)
Effect of exchange rate changes	3,000	1,618

Net (decrease) increase in cash and cash equivalents	(62,905)	58,917
Cash and cash equivalents at beginning of period	181,225	91,914

Cash and cash equivalents at end of period	$118,320	$150,831

(   ) Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2004, are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

Note B – Subsequent Event

     On March 8, 2004, the Company announced an agreement to acquire Minneapolis-based International Multifoods Corporation (Multifoods) in a transaction valued at approximately $840,000,000. Under the terms of the agreement, Multifoods’ shareholders will receive $25 per share in a combination of 80 percent stock and 20 percent cash, subject to certain conditions. In addition, the Company will assume $340,000,000 in debt. The number of shares to be issued will be based on the average of the Company’s stock price for the 20-trading day period ending on the trading day immediately preceding the close. The Company intends to finance the cash portion of the purchase price and associated transaction costs through a combination of existing cash balances and outside financing. The transaction is subject to, among other things, approval by Smucker and Multifoods’ shareholders and customary regulatory approvals and will be tax free to the extent of the stock portion of the purchase price. The transaction is expected to close by the end of June 2004. Sales of the combined companies are expected to be over $2,300,000,000 on a full-year pro forma basis.

     Multifoods had consolidated fiscal 2003 sales of nearly $940,000,000, with sales in Canada of nearly $300,000,000. Multifoods’ primary U.S. brands include: Pillsbury baking mixes and ready-to-spread frostings; Hungry Jack pancake mixes, syrup and potato side dishes; Martha White baking mixes and ingredients; and Pet evaporated milk and dry creamer. In Canada, Multifoods has market leadership positions with Robin Hood flour and baking mixes and Bick’s pickles and condiments, and participates in the growing ethnic food category with the Golden Temple brand. The Pillsbury Barrelhead and Doughboy are registered trademarks of The Pillsbury Company, used under a 20 year, perpetually renewable, royalty-free license by Multifoods, and this agreement will continue post acquisition. Upon completion of the acquisition, the total retail sales of the categories in which the Company participates will increase from $3,000,000,000 to over $6,500,000,000.

Note C – Stock-Based Compensation

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

Sequential Page
No. 6

     If compensation costs for the stock options granted had been determined based on the fair market value method of SFAS 123, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$31,318	$27,993	$89,170	$73,097
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(737)	(718)	(2,064)	(1,908)

Net income, as adjusted	$30,581	$27,275	$87,106	$71,189

Earnings per common share:
Net income, as reported	$0.63	$0.56	$1.79	$1.57
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.02)	(0.01)	(0.04)	(0.04)

Net income, as adjusted	$0.61	$0.55	$1.75	$1.53

Net income, as reported – assuming dilution	$0.62	$0.56	$1.77	$1.56
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.01)	(0.02)	(0.04)	(0.05)

Net income, as adjusted – assuming dilution	$0.61	$0.54	$1.73	$1.51

Note D – Restructuring

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

     The Company expects to record a total restructuring charge of approximately $18,000,000, of which $2,537,000 was recorded in the fourth quarter of fiscal 2003, and $8,819,000 was recorded in the first nine months of fiscal 2004. The Company expects to record additional restructuring charges of approximately $3,200,000 and make cash payments of approximately $2,000,000 during the last three months of fiscal 2004. The balance of the charge will be incurred in first half of fiscal 2005. The remaining cash payments, estimated to be approximately $7,000,000, will be paid through the third quarter of fiscal 2005.

Sequential Page
No. 7

     The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established during fiscal 2003 and 2004 and the total amount expected to be incurred in connection with the initiative:

		Long-Lived
	Employee	Asset	Equipment
(Dollars in thousands)	Separation	Charges	Relocation	Other Costs	Total
Total expected restructuring charge	$7,600	$5,700	$3,600	$1,100	$18,000

Balance at April 30, 2002	$—	$—	$—	$—	$—
Fourth quarter charge to expense	1,116	1,055	—	366	2,537
Cash payments	—	—	—	(200)	(200)
Noncash utilization	—	(1,055)	—	(166)	(1,221)

Balance at April 30, 2003	1,116	—	—	—	1,116
First quarter charge to expense	1,752	1,385	1	75	3,213
Second quarter charge to expense	1,245	1,805	4	53	3,107
Third quarter charge to expense	1,745	363	75	316	2,499
Cash payments	(1,693)	—	(80)	(376)	(2,149)
Noncash utilization	—	(3,553)	—	(68)	(3,621)

Balance at January 31, 2004	$4,165	$—	$—	$—	$4,165

Remaining expected restructuring charge	$1,742	$1,092	$3,520	$290	$6,644

     Approximately $425,000 and $3,619,000 of the total restructuring charge of $2,499,000 and $8,819,000 recorded in the three-month and nine-month periods ended January 31, 2004, respectively, was reported in costs of products sold in the accompanying Condensed Consolidated Statements of Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in costs of products sold include long-lived asset charges and inventory disposition costs. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, employee separation costs are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.

     Long-lived asset charges include accelerated depreciation related to machinery and equipment that will be used at the affected production facilities until they close. During the third quarter, approximately $5,923,000 of assets associated with the Watsonville, California, and the Woodburn, Oregon, facilities were considered held for sale and were reclassified from property, plant, and equipment to assets held for sale. These assets held for sale are included in the Condensed Consolidated Balance Sheets with other current assets.

     Other costs include employee relocation, legal and consulting fees, and closed facility costs which are expensed as incurred.

Note E – Common Shares

     At January 31, 2004, 150,000,000 common shares were authorized. There were 50,097,879 and 49,767,540 shares outstanding at January 31, 2004, and April 30, 2003, respectively. Shares outstanding are shown net of 6,570,054 and 6,900,393 treasury shares at January 31, 2004, and April 30, 2003, respectively.

Sequential Page
No. 8

Note F – Operating Segments

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

     The following table sets forth reportable segment information:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in thousands)	2004	2003	2004	2003
Net sales:
U.S. retail market	$254,287	$241,661	$784,225	$667,447
Special markets	101,010	99,165	307,377	315,290

Total net sales	$355,297	$340,826	$1,091,602	$982,737

Segment profit:
U.S. retail market	$61,460	$56,586	$180,433	$147,644
Special markets	13,345	12,219	36,507	39,841

Total segment profit	74,805	68,805	216,940	187,485

Interest income	992	449	2,430	1,624
Interest expense	(1,415)	(2,275)	(5,101)	(6,884)
Amortization expense	(531)	(507)	(1,898)	(2,089)
Restructuring costs	(2,499)	—	(8,819)	—
Merger and integration costs	—	(1,524)	—	(8,881)
Corporate administrative expenses	(21,384)	(17,257)	(59,829)	(50,643)
Other unallocated income (expense)	141	(2,542)	(1,051)	(2,714)

Income before income taxes	$50,109	$45,149	$142,672	$117,898

Sequential Page
No. 9

Note G – Earnings Per Share

     The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Numerator:
Net income	$31,318	$27,993	$89,170	$73,097

Denominator:
Denominator for earnings per common share – weighted-average shares	49,867,349	49,586,817	49,775,508	46,561,533
Effect of dilutive securities:
Stock options	538,724	412,231	469,217	360,925
Restricted stock	92,389	96,492	65,058	84,685

Denominator for earnings per common share – assuming dilution	50,498,462	50,095,540	50,309,783	47,007,143

Net income per common share	$0.63	$0.56	$1.79	$1.57

Net income per common share – assuming dilution	$0.62	$0.56	$1.77	$1.56

Note H – Investments in Debt Securities

     The Company invests primarily in debt securities. Under the Company’s investment policy, it will invest in securities deemed to be investment grade. Currently, these investments consist of government backed mortgage obligations, corporate bonds, municipal bonds, and commercial paper. The Company determines the appropriate categorization of its debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has categorized all debt securities as available-for-sale, because it currently has the ability and intent to convert these investments into cash if and when needed. Classification of these available-for-sale marketable securities as current or noncurrent is based on whether the conversion to cash is expected to be necessary for current operations, which is currently consistent with the securities maturity date.

     Securities categorized as available-for-sale are stated at fair value, with unrealized gains and losses reported as a component of other comprehensive income/loss. At January 31, 2004, the aggregate fair value of available-for-sale securities was $64,975,000. Net unrealized holding gains of $160,000 were included as a component of accumulated other comprehensive loss.

     The following is a summary of available-for-sale securities:

		Gross	Gross
		Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. corporate securities	$27,982	$123	$16	$28,089
Government backed obligations	6,859	—	—	6,859
Mortgage-backed securities	29,974	86	33	30,027

Balance at January 31, 2004	$64,815	$209	$49	$64,975

Sequential Page
No. 10

The contractual maturities of these available-for-sale securities as of January 31, 2004, were as follows:

		Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$24,267	$24,253
Due after one to five years	10,574	10,695
Mortgage-backed securities	29,974	30,027

Balance at January 31, 2004	$64,815	$64,975

Note I – Financing Arrangements

     The Company has uncommitted lines of credit providing up to $105,000,000 for short-term borrowings. No amounts were outstanding at January 31, 2004.

Note J – Comprehensive Income

     During the three-month periods ended January 31, 2004 and 2003, total comprehensive income was $35,019,000 and $29,226,000, respectively. Total comprehensive income for the nine-month periods ended January 31, 2004 and 2003, was $101,300,000 and $75,160,000, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.

Note K – Recently Issued Accounting Standards

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

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements related to entities or arrangements existing before February 1, 2003, have been deferred by the Financial Accounting Standards Board until the fourth quarter of calendar 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

Sequential Page
No. 11

     In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and requires certain disclosures pending further considerations of the underlying accounting issues. The Company sponsors several unfunded, defined postretirement plans that provide health care benefits to substantially all active and retired domestic employees not covered by collective bargaining agreements. Based on a preliminary analysis of the Act, it appears that some of the Company’s retiree medical plans can reasonably expect to qualify for beneficial treatment under the Act without change to the plan, while for other plans it is unclear if changes would be needed in order to qualify for beneficial treatment under the Act. Because of various uncertainties related to the Company’s response to this legislation and the appropriate accounting for this event, the Company has elected to defer financial recognition of this legislation until various governmental and regulatory agencies issue further guidance on the matter and the FASB issues final accounting guidance.

Sequential Page
No. 12

Item 2. Management’s Discussion and Analysis

     This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2004 and 2003, respectively.

Results of Operations

Three months ended January 31, 2004

     Sales were $355.3 million for the third quarter of 2004, up four percent compared to $340.8 million in the third quarter of 2003. Favorable exchange rates contributed approximately $5.2 million of the increase in sales for the quarter. Excluding sales in the industrial business area, which is experiencing declining sales due in part to the Company’s decision to exit certain contracts, sales increased six percent. The Jif and Crisco brands contributed $175.8 million to sales in the third quarter of 2004, up nearly five percent compared to $167.6 million in the third quarter of 2003.

     Net income was $31.3 million, an increase of 12 percent over last year’s third quarter net income of $28.0 million. The sales improvement, particularly in the higher margin U.S. retail segment, and lower net interest contributed to the increase in earnings. In addition, last year’s results included approximately $1.4 million or $0.02 per share of expenses associated with the Company’s decision to write down certain equity investments to their current value. Earnings per share for the quarter were $0.62 compared to $0.56 in last year’s third quarter. Net income for the third quarter of 2004 included pre-tax charges of $2.5 million or $0.03 per share related to the Company’s restructuring plan. Net income for the third quarter of 2003 included pre-tax merger-related costs of $1.5 million or $0.02 per share.

     The U.S. retail market segment is comprised of the Company’s consumer and consumer oils business areas and represents domestic sales of Smucker’s, Jif, and Crisco branded products to retail customers. Sales in the U.S. retail market segment for the third quarter of 2004 were $254.3 million compared to $241.6 million last year, an increase of five percent. Jif and Crisco accounted for $168.6 million of the total compared to $161.7 million last year.

     Sales in the consumer business area increased over four percent for the quarter, driven by growth in both the fruit spreads and peanut butter categories. Sales of Smucker’s branded products were up over eight percent due to growth in fruit spreads and natural peanut butter.

     Natural peanut butter continued to post strong quarter-over-quarter results. In addition to growth in fruit spreads and peanut butter, Uncrustables also contributed to the increase in consumer sales for the quarter. Jif sales were up seven percent in volume but flat in dollar sales due to the impact of the price decrease that became effective in January 2003. In the consumer oils area, Crisco sales were up seven percent over last year’s third quarter reflecting a strong “Fall Bake” season and the impact of a 12 percent price increase that was effective January 2004. Sales of Crisco corn oil and olive oil spray also contributed to the year-over-year increase. In response to our strong “Fall Bake” season, the Company expects an increase in the overall competitive environment in the category during the fourth quarter.

     The special markets segment is comprised of the international, foodservice, beverage, and industrial business areas. Sales in this segment were $101.0 million compared to $99.2 million for the third quarter of 2003, led by increases in the international and beverage areas offset by declines in the industrial and foodservice areas. This decline reflects the planned exit of certain low margin contracts in both business areas. Excluding the industrial area, the segment increased nearly eight percent over last year’s third quarter.

     International sales were up 14 percent in the third quarter due to favorable exchange rates. As measured in local currency, Canadian sales were up four percent for the quarter while sales of Henry

Sequential Page
No. 13

Jones Foods, in Australia, were flat with last year. Export sales and industrial sales in Brazil and Scotland were also down for the quarter.

     Beverage sales also were up 14 percent compared to the third quarter of 2003 on the strength of its nonbranded business and increased sales of Santa Cruz Organic and The R. W. Knudsen Family products.

     Foodservice sales were down slightly, decreasing two percent from last year’s third quarter. The decrease was due to the impact of the Company’s previously announced decision to discontinue as master distributor for the Lea & Perrins brand this year. Excluding this impact, sales in the foodservice area were up five percent. Sales of traditional portion control items, primarily under the Smucker’s brand, were up over last year as were sales in the schools market. Sales of Uncrustables increased 12 percent in the schools market despite tight capacity throughout the quarter.

     Finally, industrial sales were down 19 percent in the third quarter compared to the prior year’s third quarter. Approximately $4.5 million in sales of now discontinued business were included in last year’s third quarter, bringing the year-to-date total to approximately $16 million. Sales in the remaining industrial business reversed trends of the previous quarters, ending slightly positive for the third quarter.

     Third quarter operating income increased approximately two percent over the comparable period last year while operating margin decreased slightly from 14.5 percent in the third quarter of 2003 to 14.2 percent this year. Gross margin performance improved in the quarter, increasing from 36.1 percent in last year’s third quarter to 36.4 percent this year. This improvement reflects the sales growth in the higher margin U.S. retail segment, and improved overhead absorption resulting from the increased production volume, partially offset by increased benefit costs.

     Selling, distribution, and administrative (SD&A) expenses as a percentage of sales increased from 21.1 percent in the third quarter of 2003 to 21.7 percent in the current quarter. SD&A increased as a result of higher employee benefit costs, notably pension and health care, increased legal costs, and start-up costs associated with the new consumer call center located in Orrville, Ohio.

     Lower interest expense and increased interest income contributed to earnings improvement in the quarter. The decrease in interest expense reflected the impact of rate swaps on the Company’s long-term debt, while the increase in interest income was due to higher investment balances and improved yields on investments.

Nine months ended January 31, 2004

     Sales for the nine-month period ended January 31, 2004, were up 11 percent to $1,091.6 million compared to $982.7 million for the first nine months of 2003. Favorable exchange rates contributed $12.2 million for the first nine months. The Jif and Crisco brands contributed $522.0 million to sales in the first nine months of 2004, compared to $428.0 million in the comparable period last year. The first nine months of 2004 benefited from an additional month of Jif and Crisco sales totaling $47.3 million, as the merger closed on June 1, 2002, one month into last fiscal year. Excluding the additional month of Jif and Crisco and the industrial contracts that were discontinued, sales increased over eight percent in the first nine months of 2004 compared to the first nine months last year.

     Net income for the first nine months of 2004 was $89.2 million, or $1.77 per share compared to $73.1 million or $1.56 per share last year. Net income for the first nine months of 2004 included pre-tax charges of $8.8 million or $0.11 per share related to the Company’s restructuring plan. Net income for the first nine months of 2003 included pre-tax merger-related costs of $8.9 million or $0.11 per share.

     For the first nine months of 2004, sales in the U.S. retail market segment were $784.2 million, up 17 percent over last year. Jif and Crisco accounted for $503.4 million of the total compared to $414.7 million last year. Excluding the benefit of the additional month of Jif and Crisco, sales in the segment

Sequential Page
No. 14

were up over ten percent for the first nine months. Jif sales were up seven percent, with tonnage up 15 percent, reflecting a six percent price decrease that was effective in January 2003. Sales of Crisco branded products were up three percent and 14 percent, in volume and dollars respectively, reflecting price increases taken last year resulting from increased soybean oil costs. Results of both Jif and Crisco exclude the additional month of sales. Sales of Smucker’s branded products were up over 12 percent during the period due to growth in fruit spreads and natural peanut butter. On a year-to-date basis, sales in the special markets segment were $307.4 million compared to $315.3 million during the prior year, a decrease of three percent driven by the expected loss of industrial sales offset by favorable exchange rates in the international areas. Excluding the industrial area, sales in the segment would have been up nine percent.

     Year-to-date operating income increased $19.5 million, or 15 percent, over last year and operating margin improved from 12.8 percent in the first nine months of 2003 to 13.3 percent this year. The additional month of Jif and Crisco sales in May, along with the ongoing growth of the higher margin U.S. retail segment were the primary causes for the margin improvement. For the first nine months of 2004, SD&A expenses as a percent of sales were 21.5 percent compared to 21.0 percent for the comparable period last year due primarily to a planned increase in marketing expenses, the majority behind the Jif and Crisco brands. Corporate expenses also are up for the period due to increased legal and employee benefit costs.

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

     The Company expects to record a total restructuring charge of approximately $18 million, of which $2.5 million was recorded in the fourth quarter of fiscal 2003 and $8.8 million was recorded in the first nine months of fiscal 2004. The Company expects to record additional restructuring charges of approximately $3.2 million during the remainder of fiscal 2004. The balance of the charge will be incurred in fiscal 2005. The majority of these charges relate to severance, equipment relocation expenses, and accelerated depreciation on machinery and equipment. To date, cash payments related to the restructuring charges have been approximately $2.3 million.

     Due to the strong demand in both the retail and schools channels, the Company continues to experience short-term capacity constraints at its two Uncrustables manufacturing facilities. The Company has been working to minimize the impact of the shortages and to alleviate these capacity constraints. The situation is expected to be fully-addressed in time for the important “back-to-school” period later this summer with the start-up of the new Uncrustables facility in Scottsville, Kentucky. While this capacity situation will have some near-term effect on the pace at which the Company expands the Uncrustables business, it is expected to have neither a significant impact on this year’s sales and earnings results nor a material effect on the future growth of the Uncrustables business.

Sequential Page
No. 15

Financial Condition – Liquidity and Capital Resources

     The financial position of the Company remains strong with cash generated from operations of nearly $100 million for the first nine months of 2004. Due to an increase in cash generated from operations since the Jif and Crisco merger, the Company expanded its range of investments during the year beyond cash and cash equivalents and utilized $79.6 million of cash on hand to purchase available-for-sale securities. For comparative purposes, total cash and investments were $183.3 million at January 31, 2004, compared to $150.8 million at January 31, 2003. Under the Company’s investment policy, it will invest in securities deemed to be investment grade. Currently, these investments consist of government backed mortgage obligations, corporate bonds, municipal bonds, and commercial paper.

     Other significant uses of cash during the first nine months of the year were capital expenditures, primarily related to the new Uncrustables manufacturing facility currently under construction in Scottsville, Kentucky, the seasonal procurement of fruit, and the payment of dividends.

     To accommodate future growth for Uncrustables, during the second quarter the Company announced that it had approved an increase in capital expenditures of $15 million related to the Scottsville facility, bringing the total expected capital expenditures for 2004 to $95 million.

     The Company estimates that cash on hand, together with cash generated by operations will be sufficient to meet its remaining fiscal 2004 requirements, including the payment of dividends and interest on outstanding debt. However, the Company expects to utilize its existing lines of credit and additional financing to complete the Multifoods transaction described below.

Subsequent Event

     On March 8, 2004, the Company announced an agreement to acquire Minneapolis-based International Multifoods Corporation (Multifoods) in a transaction valued at approximately $840 million. Under the terms of the agreement, Multifoods’ shareholders will receive $25 per share in a combination of 80 percent stock and 20 percent cash, subject to certain conditions. In addition, the Company will assume $340 million in debt. The number of shares to be issued will be based on the average of the Company’s stock price for the 20-trading day period ending on the trading day immediately preceding the close. The Company intends to finance the cash portion of the purchase price and associated transaction costs through a combination of existing cash balances and outside financing. The transaction is subject to, among other things, approval by Smucker and Multifoods’ shareholders and customary regulatory approvals and will be tax free to the extent of the stock portion of the purchase price. The transaction is expected to close by the end of June 2004. Sales of the combined companies are expected to be over $2.3 billion on a full-year pro forma basis.

     Multifoods had consolidated fiscal 2003 sales of nearly $940 million, with sales in Canada of nearly $300 million. Multifoods’ primary U.S. brands include: Pillsbury baking mixes and ready-to-spread frostings; Hungry Jack pancake mixes, syrup and potato side dishes; Martha White baking mixes and ingredients; and Pet evaporated milk and dry creamer. In Canada, Multifoods has market leadership positions with Robin Hood flour and baking mixes and Bick’s pickles and condiments, and participates in the growing ethnic food category with the Golden Temple brand. The Pillsbury Barrelhead and Doughboy are registered trademarks of The Pillsbury Company, used under a 20 year, perpetually renewable, royalty-free license by Multifoods, and this agreement will continue post acquisition. Upon completion of the acquisition, the total retail sales of the categories in which the Company participates will increase from $3 billion to over $6.5 billion.

Sequential Page
No. 16

Item 3. Market Risk Disclosures

     The Company is exposed to market risk related to changes in interest rates, commodity prices, and foreign currency exchange rates. For further information, reference is made to the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

Sequential Page
No. 17

Certain Forward-Looking Statements

     This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;

•	the ability to successfully implement price increases, particularly in its consumer oils business;

•	the approval of the proposed acquisition of International Multifoods Corporation (Multifoods) by the Smucker and Multifoods’ shareholders, the ability to close the transaction, the ability of the Company to successfully obtain any required financing, and the ability to achieve estimated synergy savings on a timely basis;

•	the success and cost of introducing new products, notably Smucker’s Uncrustables products;

•	the exact time frame in which the new manufacturing facility in Scottsville, Kentucky, will be completed and placed into operation and the Company’s ability to effectively manage capacity constraints related to Uncrustables products until the Scottsville facility is operational;

•	the estimated costs and benefits associated with the Company’s plan to restructure certain of its operations;

•	the strength of commodity markets from which raw materials are procured and the related impact on costs;

•	raw material and ingredient cost trends;

•	foreign currency exchange and interest rate fluctuations;

•	general competitive activity in the market; and

•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 18

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of January 31, 2004, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Sequential Page
No. 19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a defendant in 17 class action lawsuits in ten different states related to its Simply 100% Fruit product. The Dickinson Family, Inc., a wholly-owned subsidiary of the Company, has two class action lawsuits in two different states related to its Dickinson 100% Fruit product. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment and breach of an express warranty based on the allegation that Simply 100% Fruit does not contain 100 percent fruit and it does not contain 100 percent of the fruit designated as the flavor (e.g., strawberry). The complaints generally seek damages in the form of either a refund of the purchase price or the difference between the price of Simply 100% Fruit and lower priced Smucker products. The Company believes these suits are without merit and intends to vigorously defend these actions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Index of Exhibits that appears on Sequential Page No. 21 of this report.

(b)	Reports on Form 8-K

On November 20, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting it issued a press release to announce its earnings for the quarter and six months ended October 31, 2003.

Sequential Page
No. 20

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 11, 2004	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
BY RICHARD K. SMUCKER
President, Co-Chief Executive Officer and Chief Financial Officer

/s/ Timothy P. Smucker
AND TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

Sequential Page
No. 21

INDEX OF EXHIBITS

That are filed with the Commission and
The New York Stock Exchange

Assigned		Sequential
Exhibit No. *	Description	Page No.
31	Sarbanes-Oxley Act of 2002 Section 302 Certifications

32	Sarbanes-Oxley Act of 2002 Section 906 Certification

* Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, 27 and 99 are either inapplicable to the Company or require no answer.