Form 10-K
period 2004-04-30
SMUCKER J M CO
filed 2004-07-13
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended April 30, 2004
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number 1-5111

THE J. M. SMUCKER COMPANY

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1813379 (I.R.S. Employer Identification No.)

One Strawberry Lane Orrville, Ohio (Address of principal executive offices)	44667-0280 (Zip code)

Registrant’s telephone number, including area code (330) 682-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	New York Stock Exchange
Rights to purchase preferred shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.                          Yes [X] No [ ]

     The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2003, was $1,998,867,307. As of June 30 2004, 58,222,991 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant’s definitive Proxy Statement, dated July 6, 2004, for the August 12, 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report, and certain sections of the 2004 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

     The exhibit index for this report begins on page 16.

PART I

Item 1. Business.

     The Company. The J. M. Smucker Company was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker’s (a registered trademark), operates principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis although the majority of the Company’s sales are in the United States. The Company’s operations outside the United States are principally in Canada although products are exported to other countries as well. International sales represent less than ten percent of total consolidated Company sales for fiscal 2004.

     The U.S. retail market includes the consumer and consumer oils businesses and represents the primary strategic focus area for the Company — the sale of branded food products with leadership positions to consumers through mainstream domestic retail outlets in North America. The special markets segment represents the aggregation of the foodservice, international, industrial, and beverage businesses.

     On June 16, 2004, the Company sold its Australian subsidiary, Henry Jones Foods, Pty. Ltd. Information regarding the sale is hereby incorporated by reference to the 2004 Annual Report to Shareholders, on page 46 under “Note R: Subsequent Event.”

     On June 18, 2004, the Company completed its acquisition of International Multifoods Corporation (Multifoods). Information regarding the acquisition is hereby incorporated by reference to the 2004 Annual Report to Shareholders, on pages 29 and 30 under “Note B: Subsequent Event — Multifoods Acquisition (Unaudited).”

     Principal Products. The principal products of the Company, which are sold in both the Company’s U.S. retail market segment and special markets segment, are peanut butter, shortening and oils, fruit spreads, fruit and vegetable juices, beverages, dessert toppings, syrups, and frozen sandwiches. With the completion of the Multifoods acquisition, the principal products of the Company will also include flour and scratch baking ingredients, dessert and baking mixes, ready-to-spread frostings, potato mixes, dry breakfast mixes, syrups, and pickles and condiments.

     Product sale information for the years 2004, 2003, and 2002 is hereby incorporated by reference to the 2004 Annual Report to Shareholders, on pages 32 and 33, under “Note F: Reportable Segments.”

     In the U.S. retail market, the Company’s products are primarily sold through brokers to food retailers, food wholesalers, club stores, mass merchandisers, and military commissaries. In the special markets, the Company’s products are distributed through foreign countries, foodservice distributors and operators (i.e., restaurants, schools and universities, healthcare operators), other food manufacturers, and health and natural food stores.

     Sources and Availability of Raw Materials. The raw materials used by the Company are primarily commodities and agricultural-based products. The fruit raw materials used by the Company in the production of its food products are purchased from independent growers and suppliers. Sweeteners, peanuts, oils, wheat and flour, and other ingredients are obtained from various other sources. Although availability and costs may vary from year to year, raw materials are available from numerous sources and the Company believes that it will continue to be able to obtain adequate supplies.

     Trademarks and Patents. The Company’s products are produced under certain patents and marketed under numerous trademarks owned by the Company or one of its subsidiaries. Major trademarks, primarily utilized in the U.S. retail market, include: Smucker’s, Jif, Crisco, Simply Jif, Dickinson’s, Adams, Laura Scudder’s, Goober, Simply 100% Fruit, Magic Shell, Sundae Syrup, and Uncrustables. Major trademarks primarily utilized in the special markets include: Smucker’s, R. W.

Knudsen Family, Simply Nutritious, Recharge, Santa Cruz Organic, Spritzer, and Double Fruit. In addition, the Company or one of its subsidiaries licenses the use of several other trademarks, none of which individually is material to the Company’s business.

     Other slogans or designs considered to be important trademarks include (without limitation) the slogan, “With a name like Smucker’s, it has to be good,” “Over 100 Years of Family-Made Goodness,” “Choosy Moms Choose Jif,” “Great Meals Start Here,” “Start Something Good with Crisco,” the Smucker’s banner, the Crock Jar shape, the Gingham design, and the Strawberry logo.

     With the completion of the Multifoods acquisition, the Company will also utilize the following trademarks in the U.S. retail market: Pillsbury, Martha White, Jim Dandy, Gladiola, Robin Hood, La Pina, Red Band, Softasilk, Hungry Jack, Idaho Spuds, Pet, and Farmhouse. The Pillsbury Barrelhead and Pillsbury Doughboy are registered trademarks of The Pillsbury Company, used under a 20-year, perpetually renewable, royalty-free license. In addition, the following trademarks will also be utilized in the special markets: Bick’s, Golden Temple, Robin Hood, Old Mill, Red River, and Purity.

     The Company considers all of these trademarks and the Pillsbury license to be essential to its business.

     Seasonality. The Company’s Crisco business is moderately seasonal around the “fall bake” period and as a result impacts sales and profits in the Company’s second and third quarters. The overall impact however, is not considered significant. The completion of the Multifoods acquisition is expected to increase the seasonality around the “fall bake” period.

     Working Capital. Working capital requirements are greatest during the first half of the Company's fiscal year due to the timing of fruit procurement and the build up of inventories necessary to support the “fall bake” season.

     Customers. Sales to Wal-Mart Stores, Inc., and its subsidiaries amounted to approximately 13 and 14 percent of the Company’s consolidated net sales in fiscal 2004 and 2003, respectively. These sales are included primarily in the U.S. retail market. No other customer exceeded ten percent of consolidated net sales for any year.

     Orders. Generally, orders are filled within a few days of receipt and the backlog of unfilled orders at any particular time has not been material on a historical basis.

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

     The Jif brand has been a leader in the peanut butter category for over 20 years. Crisco has been a leader in the shortening and cooking oils category for over 50 years. Crisco holds the number one position among branded competitors in both the oils and shortening categories. The oils category in which Crisco competes is a more competitive category than the others in which the Company’s brands compete due to a larger private label presence and more volatile commodity pricing. The Company’s fruit spread brands, including Smucker’s and Dickinson’s, compete with three major branded lines of fruit spreads and many private label brands. The competing brands exist on both a national and regional level.

     Following completion of the Multifoods acquisition, the Company competes in the dessert and baking mixes (DBM) market. The DBM market includes mixes for cakes, cookies, brownies, muffins, and quickbreads, as well as ready-to-spread frostings and ingredients used in scratch baking such as flour. Within the DBM category, the Company competes primarily with Betty Crocker, which is produced by General Mills, and Duncan Hines, which is produced by Pinnacle Food Group, Inc. The Company’s Hungry Jack brand competes in three primary market categories: pancake mix, dehydrated potatoes, and table syrup. The Company competes primarily with Aunt Jemima, which is produced by PepsiCo’s Quaker Foods North America segment, in pancake mix and Betty Crocker in dehydrated potatoes.

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

     Environmental Matters. Compliance with the provisions of federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon the Company’s capital expenditures, earnings, or competitive position.

     Employees. At April 30, 2004, the Company had approximately 2,950 full-time employees, worldwide. Approximately 570 of these employees, located at four facilities, are covered by union contracts between the Company and the Teamsters. These contracts vary in term depending on the location. The Company believes its relations with its current employees are generally good. Following completion of the Multifoods merger, the Company has approximately 4,820 full-time employees.

Executive Officers of the Company

     The names, ages as of July 1, 2004, and current positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer of the Company for more than five years.

				Served
				as an
		Years with		Officer
Name	Age	Company	Position	Since
Timothy P. Smucker	60	35	Chairman and Co-Chief Executive Officer	1973
Richard K. Smucker	56	31	President, Co-Chief Executive Officer, and Chief Financial Officer	1974
Mark R. Belgya	43	19	Vice President and Treasurer (1)	1997
Vincent C. Byrd	49	27	Senior Vice President, Consumer Market (2)	1988
Barry C. Dunaway	41	17	Vice President, Corporate Development (3)	2001
Fred A. Duncan	58	26	Senior Vice President, Special Markets (4)	1984
Robert E. Ellis	57	26	Vice President, Human Resources	1996
M. Ann Harlan	44	5	Vice President, General Counsel and Secretary (5)	2002
Donald D. Hurrle, Sr.	55	27	Vice President, Sales, Grocery Market (6)	2001
Richard G. Jirsa	58	29	Vice President and Corporate Controller (7)	1978
John D. Milliken	58	30	Vice President, Logistics and Western Operations	1981
Steven Oakland	43	21	Vice President and General Manager, Consumer Oils (8)	1999
Andy G. Platt	48	21	Vice President, Information Services and Chief Information Officer (9)	2004
Mark T. Smucker	34	6	Vice President and Managing Director, Canada (10)	2001
Richard F. Troyak	56	25	Vice President, Operations	1998
Paul Smucker Wagstaff	34	8	Vice President and General Manager, Foodservice Market (11)	2001

(1)	Mr. Belgya was elected to his present position in February 2004, having served as Treasurer from June 2001 to January 2004, and as Corporate Controller from August 1997 to May 2001.

(2)	Mr. Byrd was elected to his present position in February 2004, having served as Vice President and General Manager, Consumer Market from January 1995 to January 2004.

(3)	Mr. Dunaway was elected to his present position in November 2001, having served as Director, Corporate Development and Strategic Planning since February 2000. Prior to that time, he served as Director, Business Development — Europe and Middle East since January 1996.

(4)	Mr. Duncan was elected to his present position in February 2004, having served as Vice President, Special Markets from November 2001 to January 2004. Prior to that time, he served as Vice President and General Manager, Industrial Market since February 1995.

(5)	Ms. Harlan was elected Vice President in February 2004. She was elected Secretary in June 2003, having served as Assistant Secretary since August 2000. She was elected General Counsel in April 2002, having served as Assistant General Counsel since January 1999.

(6)	Mr. Hurrle was elected to his present position in April 2001, having served as National Sales Manager — Grocery since November 1990.

(7)	Mr. Jirsa was elected to his present position in February 2004, having served as Vice President, Information Services and Corporate Controller since June 2001. Prior to that time, he served as Vice President, Information Systems since August 1997.

(8)	Mr. Oakland was elected to his present position in November 2001, having served as Vice President and General Manager — Foodservice Market since February 1999. Prior to that time, he served as General Manager, JM Smucker (Canada) Inc. since July 1995.

(9)	Mr. Platt was elected to his present position in February 2004, having served as Director of Business Technology from August 2002 to January 2004. Prior to that time, he served as Director, Customer Service since February 1997.

(10)	Mr. Mark Smucker was elected to his present position in June 2004, having served as Vice President and General Manager, International Market from November 2001 to May 2004. Prior to that time, he served as General Manager and Managing Director, Smucker do Brasil since January 2000 and Director, Business Development — South America from January 1997 to December 1999.

(11)	Mr. Wagstaff was elected to his present position in November 2001, having served as General Manager, Uncrustables Market since May 2000. Prior to that time, he served as Product Manager, Toppings, Peanut Butter, and Specialties since January 1997.

     Segment and Geographic Information. Information concerning reportable segments including international operations for the years 2004, 2003, and 2002 is hereby incorporated by reference to the 2004 Annual Report to Shareholders, on pages 32 and 33, under “Note F: Reportable Segments.”

     Certain Forward-Looking Statements. This report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are hereby incorporated by reference to the Company’s 2004 Annual Report to Shareholders under “Certain Forward-Looking Statements” on page 19.

     Available Information. Access to all Securities and Exchange Commission (SEC) filings made by the Company, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, is provided, free of charge, on the Company’s Web site (www.smuckers.com) as soon as reasonably practicable after it files those reports electronically with the SEC.

Item 2. Properties.

     The table below lists all of the Company’s manufacturing and fruit processing facilities at April 30, 2004. All of the Company’s properties are maintained and updated on a regular basis, and the Company continues to make investments for expansion and technological improvements. The Company believes that existing capacity at these facilities is sufficient to sustain current operations and anticipated growth.

     The properties listed below are owned, except for the West Fargo, North Dakota, and the Watsonville, California, locations, which are leased. There are no material performance obligations associated with the properties listed below. The Company’s corporate headquarters are located in Orrville, Ohio. The locations indicated by an asterisk are currently expected to close during fiscal 2005 as part of the Company’s restructuring plans as described in the Company’s 2004 Annual Report to Shareholders under “Management’s Discussion and Analysis,” on pages 12 through 19. On June 16, 2004, the Company sold its Australian subsidiary, Henry Jones Foods, Pty. Ltd.

Domestic Locations	Products Produced
Chico, California	Fruit and vegetable juices, beverages
Cincinnati, Ohio	Shortening and oils
Grandview, Washington	Grapes, cherries, strawberries, cranberries, apples, boysenberries, blackberries, red raspberries, red currants, and pears
Havre de Grace, Maryland	Fruit and vegetable juices, beverages
Lexington, Kentucky	Peanut butter
Memphis, Tennessee	Fruit spreads, toppings
New Bethlehem, Pennsylvania	Peanut butter and Goober products
Orrville, Ohio	Fruit spreads, toppings, syrups, industrial fruit products
Oxnard, California	Strawberries, industrial fruit products
Ripon, Wisconsin	Fruit spreads, toppings, condiments
Salinas, California	Fruit spreads, toppings, syrups
Scottsville, Kentucky	Uncrustables sandwiches
Watsonville, California*	Uncrustables sandwiches
West Fargo, North Dakota*	Uncrustables sandwiches

International Locations	Products Produced
Kyabram, Victoria, Australia	Fruit spreads, toppings, fruit pulps, fruit bars
Livingston, Scotland	Industrial fruit products
São José do Rio Pardo, Brazil	Industrial fruit products
Ste-Marie, Quebec, Canada	Fruit spreads, sweet spreads, industrial products

     Following completion of the Multifoods merger, the Company manufactures products in 17 additional facilities across the United States and Canada. The properties listed below are owned, except for the Burnaby, British Columbia, and La Miranda, California, locations, which are leased. In addition, the land at the Pt. Colborne facility is leased and the building is owned. The Company also leases the former principal executive offices of Multifoods in Minnetonka, Minnesota.

Domestic Locations	Products Produced
Bonner Springs, Kansas	Foodservice bakery mix, frozen bakery
Elyria, Ohio	Foodservice bakery mix
La Miranda, California	Foodservice bakery mix
Lockport, New York	Foodservice bakery mix
Sedalia, Missouri	Foodservice frozen bakery
Toledo, Ohio	Consumer bakery mixes and frostings

International Locations	Products Produced
Burlington, Ontario	Consumer bakery mix
Burnaby, British Columbia (two facilities)	Foodservice frozen bakery
Delhi Township, Ontario	Consumer pickle tank farm
Dunnville, Ontario	Consumer pickles and relish condiments
Montreal, Quebec	Consumer flour mill
Montreal, Quebec	Consumer bakery mix
Pt. Colborne, Ontario	Consumer flour mill
Saskatoon, Saskatchewan	Consumer flour and oat mill, bakery mix
Simcoe, Ontario	Foodservice frozen bakery
Winnipeg, Manitoba	Foodservice frozen bakery

Item 3. Legal Proceedings.

     The Company is a defendant in 18 class action lawsuits in ten states related to its Simply 100% Fruit product. The Company also has two class action lawsuits in two states related to its Dickinson 100% Fruit product. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment and breach of an express warranty based on the allegation that Simply 100% Fruit does not contain 100 percent fruit and it does not contain 100 percent of the fruit designated as the flavor (e.g., strawberry). The complaints generally seek damages in the form of either a refund of the purchase price or the difference between the price of Simply 100% Fruit and lower priced Smucker products. The Company believes these suits are without merit and intends to vigorously defend these actions.

Item 4. Submissions of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     (a) The information pertaining to the market for the Company’s common shares and other related shareholder information is hereby incorporated by reference to the Company’s 2004 Annual Report to Shareholders under “Stock Price Data” on page 11.

     (b) Not applicable.

     (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Maximum number
(or approximate
			Total number of	dollar value) of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share	programs	programs
February 1, 2004-February 29, 2004	—	$—	—	—
March 1, 2004-March 31, 2004	1,771	$51.03	—	—
April 1, 2004-April 30, 2004	—	$—	—	—

Total	1,771	$51.03	—	—

(a)	All repurchases in the table represent shares repurchased from stock option recipients in lieu of cash payments for the exercise price of employee stock options.

Item 6. Selected Financial Data.

     Five-year summaries of selected financial data for the Company and discussions of items which materially affect the comparability of the selected financial data are hereby incorporated by reference to the Company’s 2004 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 10, “Note A: Accounting Policies” on pages 26 through 29, “Note B: Subsequent Event — Multifoods Acquisition (Unaudited)” on pages 29 and 30, and “Note E: Restructuring” on pages 31 and 32.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Management’s discussion and analysis of results of operations and financial condition, including a discussion of capital resources and liquidity, and critical accounting estimates and policies, is hereby incorporated by reference to the Company’s 2004 Annual Report to Shareholders under “Management’s Discussion and Analysis,” on pages 12 through 19.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and qualitative disclosures about market risk are hereby incorporated by reference to the Company’s 2004 Annual Report to Shareholders under “Derivative Financial Instruments and Market Risk” on pages 18 and 19.

Item 8. Financial Statements and Supplementary Data.

     Consolidated financial statements of the Company at April 30, 2004 and 2003, and for each of the years in the three-year period ended April 30, 2004, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are hereby incorporated by reference to the Company’s 2004 Annual Report to Shareholders under “Summary of Quarterly Results of Operations” on page 11 and beginning with “Report of Registered Public Accounting Firm” on page 20 through “Management’s Report on Responsibility for Financial Reporting” on page 47. The related financial statement schedule is filed as part of this Form 10-K on Schedule II.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of April 30, 2004, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding directors and nominees for directorship, audit committee members, audit committee financial experts, and material changes to the procedures by which security holders may recommend nominees to the Company’s Board is incorporated herein by reference to the Company’s definitive Proxy Statement, dated July 6, 2004, for the 2004 Annual Meeting of Shareholders on August 12, 2004, on pages 4 through 10 under the captions “Election of Directors” and “Report of the Audit Committee.”

     Information regarding executive officers of the Company is hereby incorporated by reference to Part I of this Annual Report on Form 10-K on pages 5 and 6.

     Information regarding disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is incorporated herein by reference to the Company’s definitive Proxy Statement, dated July 6, 2004, for the 2004 Annual Meeting of Shareholders on August 12, 2004, under the caption “Section 16(a) Beneficial Ownership Compliance” on pages 22 and 23.

     At its April 2003 Board meeting, the Company’s Board of Directors adopted a revised Policy on Ethics and Conduct which applies to the Company’s directors, principal executive officers, and principal accounting officers. Also at its April 2003 meeting, the Company’s Board of Directors adopted revised charters for each of the Audit, Executive Compensation, and Nominating and Corporate Governance committees and its Corporate Governance Guidelines. The Corporate Governance Guidelines were subsequently amended to reflect “Independent Directors” standards under the final rules of the New York Stock Exchange (NYSE Rule 303A.02). Copies of these documents are available on the Company’s Web site (www.smuckers.com).

Item 11. Executive Compensation.

     Information regarding the compensation of directors and executive officers is incorporated by reference to the Company’s definitive Proxy Statement, dated July 6, 2004, for the 2004 Annual Meeting of Shareholders on August 12, 2004, on pages 6 and 7 under “Director Compensation,” and beginning with “Report of the Executive Compensation Committee” on page 12 and continuing through the compensation tables ending on page 19.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information regarding security ownership of certain beneficial owners, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference to the Company’s definitive Proxy Statement, dated July 6, 2004, for the 2004 Annual Meeting of Shareholders on August 12, 2004, on pages 21 through 23, under “Ownership of Common Shares.”

     The following table presents information pertaining to the securities the Company has authorized for issuance under equity compensation plans as of April 30, 2004.

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights (a)	and Rights (b)	Column (a)) (2) (c)
Equity compensation plans approved by security holders	2,563,573	$30.64	2,094,009
Equity compensation plans not approved by security holders (1)	84,779	N/A	15,221

Total	2,648,352	$30.64	2,109,230

(1)	This row sets forth the number of outstanding deferred stock units under Smucker’s Nonemployee Director Stock Plan. The weighted average exercise price of outstanding options, warrants, and rights in column (b) does not take these awards into account. Smucker’s Nonemployee Director Stock Plan provides for an initial grant of deferred stock units to Nonemployee Directors upon their joining the Smucker Board of Directors and for the annual grant of deferred stock units to Nonemployee Directors, subject to a maximum of 6,000 deferred stock units per Director. This Plan also provides for the receipt by Nonemployee Directors of all or a portion, pursuant to an election made by each Director, of their annual retainer fees and meeting fees in the form of deferred stock units.

(2)	The maximum number of shares that may be issued as restricted stock or other nonoption awards is 1,025,295. As of April 30, 2004, 773,446 shares remain available for grant as awards other than options. The weighted average exercise price of outstanding options, warrants, and rights in column (b) does not take these restricted stock or other nonoption awards into account.

Item 13. Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is hereby incorporated by reference to the Company’s definitive Proxy Statement dated July 6, 2004, for the 2004 Annual Meeting of Shareholders on August 12, 2004, beginning with “Election of Directors” on page 4 and continuing through “Director Independence” on page 8.

Item 14. Principal Accountant Fees and Services.

     Information regarding accountants’ fees and services is hereby incorporated by reference to the Company’s definitive Proxy Statement dated July 6, 2004, for the 2004 Annual Meeting of Shareholders on August 12, 2004, on page 11, under “Independent Auditors’ Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1, 2.	Financial Statements and Financial Statement Schedule

The index to Consolidated Financial Statements and Financial Statement Schedule is included on page F-1 of this Report.

3.	Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated October 9, 2001, by and among The Procter & Gamble Company, The Procter & Gamble Ohio Brands Company and The J. M. Smucker Company incorporated by reference to Form 8-K filed on October 12, 2001.

2.2	Agreement and Plan of Merger, dated March 7, 2004, by and among The J. M. Smucker Company, International Multifoods Corporation, and MIX Acquisition Corporation incorporated by reference to Form 8-K filed on March 8, 2003.

3.1	Amended Articles of Incorporation incorporated by reference to Amendment No. 3 to Form S-4 filed on February 28, 2002.

3.2	Amended Regulations incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

4	Amended and Restated Rights Agreement, dated as of August 28, 2000, by and between the Company and ComputerShare Investor Services, LLC (successor to Harris Trust and Savings Bank) incorporated by reference to the Registration Statement on Form 8-A filed on August 28, 2000, as amended by Amendment No. 1 thereto, dated as of October 9, 2001, incorporated by reference to the Registration Statement on Form 8-A filed on October 22, 2002.

10.1	Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K (Commission File No. 1-5111).

10.2	1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K (Commission File No. 1-5111).

10.3	Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K (Commission File No. 1-5111).

10.4	Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K (Commission File No. 1-5111).

10.5	1998 Equity and Performance Incentive Plan (as amended and restated effective as of October 29, 2002) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2002.

10.6	Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

Exhibit
No.	Description
10.7	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

10.8	Note Purchase Agreement (dated as of August 23, 2000) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

10.9	Nonemployee Director Stock Option Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2001.

10.10	Consulting and Noncompete Agreements incorporated by reference to Form 10-Q for the quarterly period ended July 31, 2002.

10.11	Severance Package Agreement incorporated by reference to the 2003 Annual Report on Form 10-K.

10.12	Voluntary Deferred Compensation Plan incorporated by reference to the 2003 Annual Report on Form 10- K Amendment No. 1.

10.13	First Amendment (dated as of November 30, 2001) to Note Purchase Agreement (dated as of June 16, 1999)

10.14	First Amendment (dated as of November 30, 2001) to Note Purchase Agreement (dated as of August 23, 2000)

13	Excerpts from 2004 Annual Report to Shareholders

14	Policy on Ethics and Conduct (adopted April 15, 2003) incorporated by reference to the 2003 Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

All other required exhibits are either inapplicable to the Company or require no answer.

(b)	Reports on Form 8-K filed in the Fourth Quarter of 2004.

On March 8, 2004, the Company filed a Current Report on Form 8-K (items 5 and 7) with the Securities and Exchange Commission reporting it entered into an Agreement and Plan of Merger, dated as of March 7, 2004, with International Multifoods Corporation (IMC) pursuant to which IMC will merge with and into MIX Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company.

On April 20, 2004, the Company filed a Current Report on Form 8-K (item 5) with the Securities and Exchange Commission reporting that the waiting period for information filed in connection with the proposed merger with International Multifoods Corporation under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on April 16, 2004, without a formal request for additional information from the U.S. Department of Justice or the Federal Trade Commission.

(c)	The exhibits required by Item 601 of Regulation S-K are filed with this report.

(d)	The financial statement schedule required by Regulation S-X is filed with this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 13, 2004	The J. M. Smucker Company
/s/ Richard K. Smucker
By: Richard K. Smucker
President, Co-Chief Executive Officer, and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Timothy P. Smucker	Chairman and Co-Chief Executive Officer, and Director (Principal Executive Officer)	July 1, 2004
/s/ Richard K. Smucker Richard K. Smucker	President, Co-Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)	July 13, 2004
* Richard G. Jirsa	Vice President and Corporate Controller (Principal Accounting Officer)	July 12, 2004
* Vincent C. Byrd	Director	July 1, 2004
* R. Douglas Cowan	Director	July 6, 2004
* Kathryn W. Dindo	Director	July 6, 2004
* Fred A. Duncan	Director	July 12, 2004
* Elizabeth Valk Long	Director	July 2, 2004
* Charles S. Mechem, Jr.	Director	July 7, 2004
* Gary A. Oatey	Director	July 6, 2004
* William H. Steinbrink	Director	July 7, 2004

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: July 13, 2004	/s/ M. Ann Harlan
By: M. Ann Harlan
Attorney-in-Fact

INDEX OF EXHIBITS

Assigned
Exhibit No. *	Description
2.1	Agreement and Plan of Merger, dated October 9, 2001, by and among The Procter & Gamble Company, The Procter & Gamble Ohio Brands Company and The J. M. Smucker Company incorporated by reference to Form 8-K filed on October 12, 2001.

2.2	Agreement and Plan of Merger, dated March 7, 2004, by and among The J. M. Smucker Company, International Multifoods Corporation, and MIX Acquisition Corporation incorporated by reference to Form 8-K filed on March 8, 2003.

3.1	Amended Articles of Incorporation incorporated by reference to Amendment No. 3 to Form S-4 filed on February 28, 2002.

3.2	Amended Regulations incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

4	Amended and Restated Rights Agreement, dated as of August 28, 2000, by and between the Company and ComputerShare Investor Services, LLC (successor to Harris Trust and Savings Bank) incorporated by reference to the Registration Statement on Form 8-A filed on August 28, 2000, as amended by Amendment No. 1 thereto, dated as of October 9, 2001, incorporated by reference to the Registration Statement on Form 8-A filed on October 22, 2002.

10.1	Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K (Commission File No. 1-5111).

10.2	1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K (Commission File No. 1-5111).

10.3	Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K (Commission File No. 1-5111).

10.4	Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K (Commission File No. 1-5111).

10.5	1998 Equity and Performance Incentive Plan (as amended and restated effective as of October 29, 2002) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2002.

10.6	Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

10.7	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999.

10.8	Note Purchase Agreement (dated as of August 23, 2000) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

10.9	Nonemployee Director Stock Option Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2001.

10.10	Consulting and Noncompete Agreements incorporated by reference to Form 10-Q for the quarterly period ended July 31, 2002.

Assigned
Exhibit No. *	Description
10.11	Severance Package Agreement incorporated by reference to the 2003 Annual Report on Form 10-K.

10.12	Voluntary Deferred Compensation Plan incorporated by reference to the 2003 Annual Report on Form 10- K Amendment No. 1.

10.13	First Amendment (dated as of November 30, 2001) to Note Purchase Agreement (dated as of June 16, 1999)

10.14	First Amendment (dated as of November 30, 2001) to Note Purchase Agreement (dated as of August 23, 2000)

13	Excerpts from 2004 Annual Report to Shareholders

14	Policy on Ethics and Conduct (adopted April 15, 2003) incorporated by reference to the 2003 Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Exhibits 9, 11, 12, 16, 18, 19, 22, and 99 are either inapplicable to the Company or require no answer.

THE J. M. SMUCKER COMPANY

ANNUAL REPORT ON FORM 10-K

ITEMS 16(a) (1) AND (2), (c) AND (d)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

	Form	Annual
	10-K	Report to
	Report	Shareholders
Data incorporated by reference to the 2004 Annual Report to Shareholders of The J. M. Smucker Company:
Report of Registered Public Accounting Firm		20
Consolidated Balance Sheets at April 30, 2004 and 2003		22 - 23
For the years ended April 30, 2004, 2003, and 2002:
Statements of Consolidated Income		21
Statements of Consolidated Cash Flows		24
Statements of Consolidated Shareholders’ Equity		25
Notes to Consolidated Financial Statements		26 - 46
Consolidated financial statement schedule at April 30, 2004, or for the years ended April 30, 2004, 2003, and 2002:
II. Valuation and qualifying accounts	F-2

     All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

F-1

THE J. M. SMUCKER COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 2004, 2003, and 2002

(Dollars in Thousands)

	Balance
	at	Charged to	Charged to	Deduct-	Balance at
	Beginning	Costs and	Other	ions	End of
Classification	of Year	Expenses	Accounts	(A)	Year
2004:
Valuation allowance for deferred tax assets	$1,755	$323	$—	$—	$2,078
Allowance for doubtful accounts	972	392	—	317	1,047

	$2,727	$715	$—	$317	$3,125

2003:
Valuation allowance for deferred tax assets	$1,560	$195	$—	$—	$1,755
Allowance for doubtful accounts	515	2,376	—	1,919	972

	$2,075	$2,571	$—	$1,919	$2,727

2002:
Valuation allowance for deferred tax assets	$1,522	$38	$—	$—	$1,560
Allowance for doubtful accounts	405	316	—	206	515

	$1,927	$354	$—	$206	$2,075

     (A) Uncollectible accounts written off, net of recoveries.

F-2