Form 10-Q
period 2004-07-31
SMUCKER J M CO
filed 2004-09-09
CIK 91419

Sequential Page
No. 1 of 22 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission file number 1-5111

THE J. M. SMUCKER COMPANY

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0538550 (I.R.S. Employer Identification No.)

One Strawberry Lane
Orrville, Ohio (Address of principal executive offices)	44667-0280 (Zip code)

Registrant’s telephone number, including area code: (330) 682-3000

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Yes   [X]   No  [   ]

The Company had 58,360,021 common shares outstanding on August 31, 2004.

The Exhibit Index is located at Sequential Page No. 22.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended July 31,
	2004	2003
	(Dollars in thousands, except per share data)
Net sales	$415,816	$341,912
Cost of products sold	270,567	222,123
Cost of products sold — restructuring	653	1,388

Gross Profit	144,596	118,401
Selling, distribution, and administrative expenses	91,222	75,057
Other restructuring costs	2,355	1,825
Merger and integration costs	2,763	—

Operating Income	48,256	41,519
Interest income	741	363
Interest expense	(4,457)	(1,940)
Other (expense) income – net	(1,205)	452

Income from Continuing Operations Before Income Taxes	43,335	40,394
Income taxes	15,861	15,148

Income from Continuing Operations	27,474	25,246
Gain on sale of discontinued operation, net of tax	5,678	—
Discontinued operations, net of tax	(304)	539

Net Income	$32,848	$25,785

Earnings per common share:
Income from continuing operations	$0.51	$0.51
Discontinued operations	0.10	0.01

Net Income	$0.61	$0.52

Income from continuing operations – assuming dilution	$0.50	$0.50
Discontinued operations – assuming dilution	0.10	0.01

Net Income – assuming dilution	$0.60	$0.51

Dividends declared per common share	$0.25	$0.23

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2004	April 30, 2004
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,530	$105,616
Marketable securities	—	15,074
Trade receivables, less allowances	150,124	94,917
Inventories:
Finished products	204,451	105,042
Raw materials	123,616	76,503

	328,067	181,545
Current assets of discontinued operations	38,655	16,515
Other current assets	11,324	11,591

Total Current Assets	573,700	425,258
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	35,629	29,340
Buildings and fixtures	179,175	123,947
Machinery and equipment	449,356	315,569
Construction in progress	72,844	70,036

	737,004	538,892
Accumulated depreciation	(226,375)	(217,720)

Total Property, Plant, and Equipment	510,629	321,172
OTHER NONCURRENT ASSETS
Goodwill	995,410	528,430
Other intangible assets, net	512,172	317,237
Marketable securities	39,005	41,589
Other assets of discontinued operations	52,350	17,814
Other assets	80,374	32,625

Total Other Noncurrent Assets	1,679,311	937,695

	$2,763,640	$1,684,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$97,628	$—
Accounts payable	101,919	63,094
Current liabilities of discontinued operations	21,481	7,062
Other current liabilities	187,002	104,727

Total Current Liabilities	408,030	174,883
NONCURRENT LIABILITIES
Long-term debt	451,149	135,000
Other noncurrent liabilities of discontinued operations	14	336
Other noncurrent liabilities	280,836	163,213

Total Noncurrent Liabilities	731,999	298,549
SHAREHOLDERS’ EQUITY
Common shares	14,573	12,543
Additional capital	1,221,899	829,323
Retained income	405,572	387,065
Less:
Deferred compensation	(5,675)	(6,069)
Amount due from ESOP	(7,584)	(7,584)
Accumulated other comprehensive loss	(5,174)	(4,585)

Total Shareholders’ Equity	1,623,611	1,210,693

	$2,763,640	$1,684,125

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$27,474	$25,246
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	10,367	10,035
Amortization	524	323
Other adjustments	(49,038)	(18,272)

Net cash (used for) provided by operating activities	(10,673)	17,332
INVESTING ACTIVITIES
Business acquired, net of cash acquired	(97,294)	—
Proceeds from sale of discontinued operation	35,670	—
Additions to property, plant, and equipment	(13,880)	(25,450)
Disposals of property, plant, and equipment	171	2,064
Purchase of marketable securities	(5,275)	—
Sale and maturities of marketable securities	22,744	—
Other – net	2,764	—

Net cash used for investing activities	(55,100)	(23,386)
FINANCING ACTIVITIES
Proceeds from long-term debt	100,000	—
Repayments of long-term debt	(37,500)	—
Proceeds from revolving credit arrangement	96,400	—
Repayments of short-term debt	(114,351)	—
Dividends paid	(12,466)	(11,388)
Purchase of treasury shares	—	(1,148)
Other – net	2,849	2,354

Net cash provided by (used for) financing activities	34,932	(10,182)
Net cash (used for) provided by discontinued operations	(30,052)	24
Effect of exchange rate changes	807	404

Net decrease in cash and cash equivalents	(60,086)	(15,808)
Cash and cash equivalents at beginning of period	105,616	170,530

Cash and cash equivalents at end of period	$45,530	$154,722

( ) Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note A – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2004, are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

Note B – Multifoods Acquisition

     On June 18, 2004, the Company completed its acquisition of Minneapolis-based International Multifoods Corporation (Multifoods) in a tax-free stock transaction valued at approximately $865 million. Multifoods had consolidated net sales for the fiscal year ended February 28, 2004, of approximately $908 million. With the acquisition, the Company adds an array of North American icon brands, marketed in the center of the store, to the Smucker family of brands that include Smucker’s, Jif, and Crisco brands. The Company, with the acquisition of Multifoods, added the Pillsbury baking mixes and ready-to-spread frostings; Hungry Jack pancake mixes, syrup, and potato side dishes; Martha White baking mixes and ingredients; and Pet evaporated milk and dry creamer brands to the U.S. retail business. Multifoods’ primary Canadian brands include: Robin Hood flour and baking mixes, Bick’s pickles and condiments, and Golden Temple flour and rice in the growing ethnic food category.

     Under the terms of the acquisition agreement, Multifoods’ shareholders received $25 per share in a combination of 80 percent Company stock and 20 percent cash. Approximately $98 million in cash was paid and approximately 8 million common shares were issued to the Multifoods’ shareholders, valued at approximately $386 million using the average closing price of the Company’s common shares for three days prior to the close of the transaction. In addition, the Company paid off Multifoods’ existing secured debt of approximately $152 million, assumed $216 million of 6.602 percent, senior, unsecured notes, and expects to incur approximately $90 million in acquisition related expenses. In connection with the acquisition, the Company issued $100 million of 4.78 percent, ten-year senior, unsecured notes, and secured a revolving credit facility of $180 million provided through a group of four banks, at prevailing market interest rates.

     The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The Company will determine the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be recorded as goodwill. The results of Multifoods’ operations are included in the Company’s consolidated financial statements from the date of the acquisition.

Sequential Page
No. 6

     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

June 18, 2004
Assets:
Tangible assets	$480,289
Intangible assets not subject to amortization	195,000
Goodwill	465,358

Total assets acquired	$1,140,647

Total liabilities assumed	$(275,473)

Net assets acquired	$865,174

     The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process. The $465,358 of goodwill will be assigned to the U.S. retail market and special markets upon finalization of the allocation of purchase price and will not be deductible for tax purposes.

     Had the acquisition of Multifoods occurred at the beginning of 2003, unaudited, pro forma consolidated results would have been as follows:

	Three months ended July 31,
	2004	2003
Net sales	$503,000	$505,000
Operating income	$44,000	$49,000
Net income	$27,000	$28,000
Net income per common share – assuming dilution	$0.46	$0.48

     The unaudited, pro forma consolidated results are based on historical financial statements and those of the acquired business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor is it indicative of the results of operations in future periods.

     Upon acquisition, certain executives of Multifoods were terminated in accordance with change in control provisions contained in their employment contracts. In addition, the Company announced plans to centralize all administrative and supply chain functions performed in Minnetonka, Minnesota, with the Company’s existing structure and to leverage existing selling, marketing, and distribution networks. As a result, the Minnetonka location will be closed by the end of April 2005 resulting in the involuntary relocation or termination of all employees. Severance agreements have been entered into with all affected employees.

     The Company has recognized the severance costs as a liability assumed as of the acquisition date, resulting in additional goodwill. The following table summarizes the activity with respect to the severance reserves established and the total amount expected to be incurred.

		Other
	Change in	Employee
	Control	Separation
Accrual charged to goodwill	$13,091	$11,069
Cash payments	10,171	1,249

Balance at July 31, 2004	$2,920	$9,820

Sequential Page
No. 7

Note C – Discontinued Operations

     On June 16, 2004, the Company sold its Australian subsidiary, Henry Jones Foods (HJF) to SPC Ardmona Ltd. The transaction generated proceeds of approximately $35.7 million in cash and resulted in a gain of approximately $9 million ($5.7 million, net of tax). In addition, the Company is planning to divest the U.S. foodservice business acquired as part of the Multifoods acquisition. The financial position, results of operations, and cash flows of both of these businesses are reported as discontinued operations and all prior periods have been restated.

     The following table summarizes the operating results of the discontinued operations included in the Condensed Statements of Consolidated Income.

	Three months ended July 31,
	2004	2003
Net sales	$22,143	$8,395
Income from discontinued operations, net of tax	$5,374	$539

     Income from discontinued operations includes the $5.7 million gain, net of taxes, on the sale of HJF. Interest expense of $75 has been allocated to the U.S. foodservice business.

Sequential Page
No. 8

Note D – Stock-Based Compensation

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

     If compensation costs for the stock options granted had been determined based on the fair market value method of SFAS 123, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended
	July 31,
	2004	2003
Net income, as reported	$32,848	$25,785
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(721)	(655)

Net income, as adjusted	$32,127	$25,130

Earnings per common share:
Net income, as reported	$0.61	$0.52
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.01)	(0.01)

Net income, as adjusted	$0.60	$0.51

Net income, as reported – assuming dilution	$0.60	$0.51
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit – assuming dilution	(0.01)	(0.01)

Net income, as adjusted – assuming dilution	$0.59	$0.50

Note E – Restructuring

     During 2003, the Company announced its plan to restructure certain operations as part of its ongoing efforts to optimize its production capacity, improve productivity and operating efficiencies, and lower the Company’s overall cost base. During 2004, the Company closed down its fruit processing operations at both its Watsonville, California, and Woodburn, Oregon, locations and subsequently sold these facilities. In the first quarter of 2005, Uncrustables production was closed down at the Watsonville facility. Production at the West Fargo, North Dakota, location is expected to be completed in fiscal 2005. In Ripon, Wisconsin, the Company completed the combination of its two manufacturing facilities into one expanded site. Upon completion, the restructurings will result in the elimination of approximately 335 full-time positions.

     In addition, the Company undertook another restructuring program to streamline operations in Europe and the United Kingdom during the fourth quarter of fiscal 2004. This included the exit of a contract packaging arrangement and certain segments of its retail business in Europe and the United

Sequential Page
No. 9

Kingdom, which generated annual sales of approximately $3 million. The Company will continue to manufacture industrial fruit products at its facility located in Scotland. This restructuring was completed in the first quarter of fiscal 2005. In the first quarter of fiscal 2005, the Company announced plans to relocate certain production from the Salinas, California, facility to plants in Orrville, Ohio, and Memphis, Tennessee.

     The Company expects to incur total restructuring costs of approximately $25,000, of which $21,369 has been recognized from the fourth quarter of 2003 through July 31, 2004. The balance of the costs will be incurred in the last nine months of fiscal 2005. The remaining cash payments, estimated to be approximately $4,000, will be paid through the end of fiscal 2005.

     The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established during fiscal 2004 and 2005 and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total
Total expected restructuring charge	$8,500	$8,100	$3,500	$4,900	$25,000

Balance at May 1, 2003	$1,116	$—	$—	$—	$1,116
First quarter charge to expense	1,752	1,385	1	75	3,213
Second quarter charge to expense	1,245	1,805	4	53	3,107
Third quarter charge to expense	1,745	363	75	316	2,499
Fourth quarter charge to expense	960	2,560	747	2,740	7,007
Cash payments	(2,421)	—	(827)	(843)	(4,091)
Noncash utilization	—	(6,113)	—	(1,192)	(7,305)

Balance at April 30, 2004	$4,397	$—	$—	$1,149	$5,546
First quarter charge to expense	770	149	1,169	920	3,008
Cash payments	(4,672)	—	(1,169)	(1,206)	(7,047)
Noncash utilization	—	(149)	—	(775)	(924)

Balance at July 31, 2004	$495	$—	$—	$88	$583

Remaining expected restructuring charge	$912	$783	$1,504	$432	$3,631

     Approximately $653 and $1,388 of the total restructuring charges of $3,008 and $3,213 recorded in the three-months ended July 31, 2004 and 2003, respectively, were reported in costs of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in costs of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs of approximately $8,500 are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.

     Long-lived asset charges include accelerated depreciation related to machinery and equipment that will be used at the affected production facilities until they close. Other costs include miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred. These costs include employee relocation, professional fees, and other closed facility costs.

Sequential Page
No. 10

Note F – Common Shares

     At July 31, 2004, 150,000,000 common shares were authorized. There were 58,294,115 and 50,174,707 shares outstanding at July 31, 2004, and April 30, 2004, respectively. Shares outstanding are shown net of 6,432,199 and 6,493,226 treasury shares at July 31, 2004, and April 30, 2004, respectively.

Note G – Operating Segments

     The Company operates in one industry: the manufacturing and marketing of food products. The Company has two reportable segments: U.S. retail market and special markets. The U.S. retail market segment includes the consumer and the consumer oils and baking business areas. Prior to the acquisition of Multifoods, this segment primarily represented the domestic sales of Smucker’s, Jif, and Crisco branded products to retail customers. With the addition of Multifoods, domestic sales of Pillsbury, Hungry Jack, Martha White, and Pet branded products to retail customers are now included in this segment. The special markets segment is comprised of the international, foodservice, beverage, industrial and Canada strategic business areas. The Canadian business acquired from Multifoods has been combined with the Company’s previous Canadian business to form the new Canada business area. Special markets segment products are distributed through/to foreign countries, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), other food manufacturers, and health and natural food stores.

     The following table sets forth reportable segment information:

	Three Months Ended July 31,
	2004	2003
Net sales:
U.S. retail market	$288,086	$248,260
Special markets	127,730	93,652

Total net sales	$415,816	$341,912

Segment profit:
U.S. retail market	$64,379	$53,445
Special markets	12,538	10,133

Total segment profit	$76,917	$63,578

Interest income	741	363
Interest expense	(4,457)	(1,940)
Amortization expense	(524)	(323)
Restructuring costs	(3,008)	(3,213)
Merger and integration costs	(2,763)	—
Corporate administrative expenses	(22,590)	(17,688)
Other unallocated expenses	(981)	(383)

Income from continuing operations before income taxes	$43,335	$40,394

Sequential Page
No. 11

Note H – Earnings Per Share

     The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three Months Ended
	July 31,
	2004	2003
Numerator:
Income from continuing operations	$27,474	$25,246
Denominator:
Denominator for earnings per common share – weighted-average shares	53,831,281	49,674,408
Effect of dilutive securities:
Stock options	566,622	421,231
Restricted stock	115,378	34,189

Denominator for earnings per common share – assuming dilution	54,513,281	50,129,828

Income from continuing operations per common share	$0.51	$0.51

Income from continuing operations per common share – assuming dilution	$0.50	$0.50

Note I – Financing Arrangements

     Long-term debt consists of the following:

	July 31, 2004	April 30, 2003
6.77% Senior Notes due June 1, 2009	$75,000	$75,000
7.70% Series A Senior Notes due September 1, 2005	17,000	17,000
7.87% Series B Senior Notes due September 1, 2007	33,000	33,000
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	—
6.60% Senior Notes due November 13, 2009	216,149	—

Total long-term debt	$451,149	$135,000

     In connection with the acquisition of Multifoods, the Company assumed $200 million of 6.602 percent senior, unsecured notes due November 13, 2009, with a fair value of approximately $216 million at the acquisition date. The notes assumed are guaranteed by Diageo plc. The guarantee may terminate, in limited circumstance, prior to the maturity of the notes. In addition, on May 27, 2004, the Company issued $100 million of 4.78 percent, senior, unsecured notes due June 1, 2014.

     The notes are unsecured and interest is paid annually on the notes assumed in the Multifoods acquisition and semiannually on the remaining notes. Among other restrictions, the note purchase agreements contain certain covenants relating to liens, consolidated net worth, and sale of assets as defined in the agreements. The Company is in compliance with all covenants.

Sequential Page
No. 12

     Financing arrangements: On June 17, 2004, the Company entered into a five-year, $180 million revolving credit facility with a group of four banks. Interest on the revolving credit facility is based on prevailing prime, federal funds rate, or LIBOR, as determined by the Company, and is payable either on a quarterly basis, or at the end of the borrowing term. At July 31, 2004, the Company had approximately $98 million outstanding under the revolving credit facility.

Note J – Pension and Other Postretirement Benefits

     The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended July 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2004	2003	2004	2003
Service cost	$1,122	$1,038	$361	$272
Interest cost	1,835	1,654	421	336
Expected return on plan assets	(1,853)	(1,396)	—	—
Other	514	656	76	26

Net periodic benefit cost	$1,618	$1,952	$858	$634

Note K – Comprehensive Income

     During the three-month periods ended July 31, 2004 and 2003, total comprehensive income was $32,259 and $25,237, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.

Note L — Commitments and Contingencies

     In September 2002, Multifoods sold its foodservice distribution business to Wellspring Distribution Corporation (Wellspring) while continuing to guarantee certain real estate and tractor/trailer fleet lease obligations of the business. As a result of the Company’s acquisition of Multifoods, the Company now is obligated under these guarantees. The guarantee requires the lessor to pursue collection and other remedies against Wellspring before demanding payment from the Company. In addition, the Company’s obligation is limited to 75 percent of the amount outstanding after the lessor has exhausted its remedies against Wellspring. The fleet guarantee will expire in September 2006.

     The possibility that the Company would be required to honor the contingent liabilities under the guarantee is largely dependent upon the future operations of Wellspring and the value of the underlying leased properties. Should a reserve be required in the future, it would be recorded at the time the obligation was considered to be probable.

     At July 31, 2004, the Company’s guarantees outstanding for the lease obligations of Wellspring were $17,524 related to the tractor/trailer fleet lease and $12,748 related to the real estate lease.

Sequential Page
No. 13

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2004 and 2003, respectively.

     On June 18, 2004, the Company completed its acquisition of Minneapolis-based International Multifoods Corporation (Multifoods). Multifoods’ primary brands in the United States include Pillsbury baking mixes and ready-to-spread frostings; Hungry Jack pancake mixes, syrup, and potato side dishes; Martha White baking mixes and ingredients; and Pet evaporated milk and dry creamer. In Canada, Multifoods has market leadership positions with Robin Hood flour and baking mixes, and Bick’s pickles and condiments. This transaction has been accounted for as a purchase business combination. The results of Multifoods’ operations are included in the Company’s consolidated financial statements from the date of the acquisition.

     On June 16, 2004, the Company sold its Australian subsidiary, Henry Jones Foods (HJF) to SPC Ardmona Ltd. The transaction generated proceeds of approximately $35.7 million in cash and resulted in a net gain of approximately $9 million ($5.7 million, net of tax). In addition, the Company is planning to divest the U.S. foodservice business it acquired as part of the Multifoods acquisition. The financial position, results of operations, and cash flows of both of these businesses are reported as discontinued operations in the Company’s consolidated financial statements and all prior periods have been restated. The discontinued operations are excluded from the discussions below.

Net Sales

     Sales were $415.8 million for the first quarter of 2005, up 22 percent compared to $341.9 million in the first quarter of 2004. The Multifoods brands contributed $75.5 million to sales in the first quarter of 2005. Excluding the contribution of the Multifoods brands, sales of branded products increased, offset primarily by declines in nonbranded industrial sales.

     The U.S. retail market segment is comprised of the Company’s consumer and consumer oils and baking business areas. Prior to the acquisition of Multifoods, this segment primarily represented the domestic sales of Smucker’s, Jif, and Crisco branded products to retail customers. With the addition of Multifoods, domestic sales of Pillsbury, Hungry Jack, Martha White, and Pet branded products to retail customers are now included in this segment.

     Sales for the first quarter of 2005 in the U.S. retail market segment were $288.1 million, compared to $248.3 million in the first quarter of 2004, an increase of 16 percent. The Multifoods brands contributed $39.9 million to segment sales in the first quarter of 2005.

     Sales in the consumer area increased 11 percent over the first quarter of 2004, due to growth in the Smucker’s and Jif brands, the addition of Hungry Jack, and continued growth of the Company’s Uncrustables products. In the consumer oils and baking area, sales were up 29 percent due to the addition of the Pillsbury and Martha White brands. Crisco branded sales were down six percent during the quarter. The competitive pricing situation the Company faced during the fourth quarter of 2004 moderated during the first quarter of 2005. Total oil and shortening sales were down 12 percent in the quarter primarily due to a sharp decline in low-margin industrial oil sales.

     The special markets segment is comprised of the international, foodservice, beverage, industrial and Canada strategic business areas. The Canadian business acquired from Multifoods has been combined with the Company’s previous Canadian business to form the new Canada business area.

     First quarter sales in the special markets segment were $127.7 million in 2005 compared to $93.6 million for the first quarter of 2004, an increase of 36 percent. Multifoods contributed $35.6 million to sales in the first quarter of 2005. Sales in the Canada and foodservice business areas were up over the

Sequential Page
No. 14

first quarter of 2004. Excluding the Multifoods sales and planned declines in the industrial and international businesses, special markets increased four percent in the first quarter of 2005 compared to the first quarter of 2004.

     Sales in the foodservice area, which exclude the Multifoods U.S. foodservice business, were up four percent in the first quarter of 2005, compared to the first quarter of 2004. The increase was due primarily to growth in the Company’s traditional portion control business and increased Uncrustables sales in the school market.

     Sales in the beverage area were down three percent in the first quarter of 2005 as compared to the first quarter of 2004, due primarily to a decrease in sales of Santa Cruz Organic products. Availability of certain organic raw materials was the primary cause of the decline. Sales of R. W. Knudsen Family products and the nonbranded business segment increased during the quarter.

     Finally, sales in the industrial area were down 14 percent in the first quarter of 2005 as compared to 2004. The decrease was due primarily to the final phase of the Company’s planned exit of low-margin contracts. Approximately $3.4 million in sales of these now exited businesses were included in the 2004 first quarter.

Operating Income

     The following table presents components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2004	2003
Gross profit	34.8%	34.6%
Selling, distribution, and administrative:
Marketing and selling	11.8%	12.9%
Distribution	2.5%	1.9%
General and administrative	7.6%	7.2%

Total selling, distribution, and administrative	21.9%	22.0%

Restructuring and merger and integration	1.3%	0.5%

Operating income	11.6%	12.1%

     Operating income increased 16 percent over the first quarter of 2004. The increase in operating income is due to the overall revenue growth. The Company’s gross margin increased slightly from 34.6 percent in the first quarter of 2004 to 34.8 percent in the first quarter of 2005, due primarily to the impact of the Company’s supply chain optimization project, favorable manufacturing costs, and a decrease in restructuring charges offset by higher than anticipated costs incurred at the Company’s new Uncrustables plant in Scottsville, Kentucky. The Company incurred approximately $2.8 million in costs associated with the start-up of the Scottsville plant in the first quarter of 2005 consisting primarily of additional labor, materials and under-absorbed overhead. The Company expects to incur additional start-up costs for the year, with the majority of the costs to be incurred in the second quarter of 2005. The Company also continues to see escalating raw material costs, notably in certain fruit varieties and packaging. The Company expects to offset these increases in raw material costs over the remainder of the year through a variety of cost reduction and pricing measures.

     Selling, distribution, and administrative expenses as a percentage of sales declined slightly from 22.0 percent in the first quarter of 2004 to 21.9 percent in the first quarter of 2005. Marketing and selling expenses decreased as a percent of sales despite an absolute dollar increase of 11 percent. This was somewhat offset by administrative costs being incurred at the former Multifoods headquarters in Minnetonka, Minnesota. This office is expected to be closed by the end of April 2005.

Sequential Page
No. 15

Other

     Interest expense increased from $1.9 million in the first quarter of 2004 to $4.5 million in the first quarter of 2005 as a result of an increase in the Company’s debt outstanding associated with the acquisition of Multifoods.

     Other expense of $1.2 million was recorded in the first quarter of 2005, compared to $0.5 million of other income in the first quarter of 2004. Other expense in 2005 included a write-down of a minor equity investment to the estimated fair value.

     Income taxes in the first quarter of 2005 were $15.9 million compared to $15.1 million, an increase of five percent. The increase in income taxes was less than the percent increase in income from continuing operations due to a lower consolidated effective tax rate. The consolidated effective tax rate was 36.6 percent for the first quarter of 2005, compared to 37.5 percent in last year’s first quarter. The lower effective tax rate resulted from the tax structure of the Company’s acquired business in Canada.

Financial Condition – Liquidity and Capital Resources

	Three Months Ended July 31,
(Dollars in thousands)	2004	2003
Net cash (used for) provided by continuing operating activities	$(10,673)	$17,332
Net cash used for investing activities	$(55,100)	$(23,386)
Net cash provided by (used for) financing activities	$34,932	$(10,182)

     The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at July 31, 2004, were $84.5 million compared to $162.3 million at April 30, 2004, and $154.7 million at July 31, 2003. The decrease was primarily the result of the Company’s use of available funds to finance the cash portion of the Multifoods acquisition.

     Historically, the Company’s working capital requirements are greatest during the first half of its fiscal year. The addition of the Multifoods businesses further increases the working capital needs during the first six months of the fiscal year. This is due primarily to the need to build inventory levels in advance of the “fall bake” season and the seasonal procurement of raw materials used in the Company’s pickle and condiment business in Canada. Working capital, excluding cash and short-term investments, as a percent of twelve month sales decreased from 9.0 percent for the rolling twelve month period ended July 31, 2003, to 7.1 percent for the twelve months ending July 31, 2004.

     Cash used for operating activities was $10.7 million during the first quarter of 2005. The decrease in cash from operations was primarily due to an increase in inventories. The increase in inventory balances was primarily attributed to higher raw material costs, the building of oil and baking mix inventory levels, and the seasonal procurement of various fruit varieties.

     Net cash used for investing activities in the first quarter included the use of approximately $97.3 million in cash to finance the Multifoods acquisition, offset by the proceeds from the sale of HJF. Capital expenditures were nearly $14 million during the first three months of 2005. This compares to $25.4 million for the comparable period last year. The majority of the capital expenditures during the comparable period last year were associated with the construction of the Uncrustables plant in Scottsville, Kentucky.

Sequential Page
No. 16

     Net cash provided by financing activities in the first quarter of 2005 came from proceeds of the Company’s new financing arrangements put into place to finance the Multifoods acquisition. During the first quarter of 2005, the Company entered into two separate financing arrangements in order to provide the necessary funding requirements to complete the acquisition. On May 27, 2004, the Company issued $100 million of 4.78 percent senior, unsecured notes due June 1, 2014. Subsequently, on June 18, 2004, the Company entered into a five-year, $180 million revolving credit facility with a group of four banks. Interest on this bank debt is based on prevailing prime, federal funds rate, or LIBOR, as determined by the Company, and is payable either on a quarterly basis, or at the end of the borrowing term.

     At July 31, 2004, the Company had borrowed approximately $98 million against the revolver. The Company used the proceeds to retire Multifoods’ debt outstanding at the time of the closing of the acquisition and to fund merger related expenses incurred during the first quarter of 2005. In addition, the Company paid dividends of $12.5 million during the quarter. The Company expects to incur approximately $90 million in merger related costs during 2005.

     In conjunction with the acquisition of Multifoods, the Company has assumed certain guarantees that resulted from the sale by Multifoods, in September 2002, of its foodservice distribution business to Wellspring Distribution Corporation (Wellspring). These guarantees relate to certain real estate and tractor/trailer fleet lease obligations of the business. The guarantee requires the lessor to pursue collection and other remedies against Wellspring before demanding payment from the Company. In addition, the Company’s obligation is limited to 75 percent of the amount outstanding after the lessor has exhausted its remedies against Wellspring. The fleet guarantee will expire in September 2006. At July 31, 2004, the Company’s outstanding guarantees for the lease obligations of Wellspring were $17.5 million related to the tractor/trailer fleet lease and $12.7 million related to the real estate lease.

     The possibility that the Company would be required to honor the contingent liabilities under the guarantee is largely dependent upon the future operations of Wellspring and the value of the underlying leased properties. Should a reserve be required in the future, it would be recorded at the time the obligation was considered to be probable.

     During the quarter the Company announced that it plans to divest the U.S. foodservice business it acquired in the Multifoods transaction. The Company expects to complete a transaction prior to the end of the fiscal year.

     Subsequent to the end of the quarter, the Company’s Board of Directors authorized management to repurchase up to one million shares of common stock. The buyback program will be implemented throughout the fiscal year, and beyond if necessary, at management’s discretion.

     Assuming there are no other material acquisitions or other significant investments, the Company believes that cash on hand and investments combined with cash provided by operations, proceeds from the sale of the Multifoods U.S. foodservice business, and borrowings available under the revolving credit facility, will be sufficient to meet the remainder of its 2005 cash requirements, including the payment of dividends, repurchase of common shares, and interest on outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk related to changes in interest rates, commodity prices, and foreign currency exchange rates. For further information, reference is made to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

Sequential Page
No. 17

Certain Forward-Looking Statements

     This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the success and cost of integrating Multifoods into the Company;

•	the Company’s ability to effectively ramp-up and manage capacity related to Uncrustables products at the Scottsville, Kentucky, facility;

•	the finalization of the allocation of the Multifoods purchase price to the underlying assets acquired and liabilities assumed and the impact it could have on future depreciation and amortization expense;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Multifoods businesses, the Company’s existing businesses, and in their respective markets;

•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;

•	the ability to successfully implement price changes, particularly in the consumer oils and baking business;

•	the success and cost of introducing new products, notably Uncrustables products;

•	the timing and amount of capital expenditures and merger and integration costs;

•	the ability to achieve the amount and timing of the estimated savings associated with the Multifoods acquisition;

•	the strength of commodity markets from which raw materials are procured and the related impact on costs;

•	raw material and ingredient cost trends;

•	foreign currency exchange and interest rate fluctuations;

•	general competitive activity in the market; and

•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 18

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of July 31, 2004, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. In addition, no change in internal control over financial reporting occurred during the quarter ended July 31, 2004, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Sequential Page
No. 19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a defendant in 19 class action lawsuits in 11 different states related to its Simply 100% Fruit product. The Dickinson Family, Inc., a wholly-owned subsidiary of the Company, has two class action lawsuits in two different states related to its Dickinson 100% Fruit product. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment and breach of an express warranty based on the allegation that Simply 100% Fruit does not contain 100 percent fruit and it does not contain 100 percent of the fruit designated as the flavor (e.g., strawberry). The complaints generally seek damages in the form of either a refund of the purchase price or the difference between the price of Simply 100% Fruit and lower priced Smucker products. The Company believes these suits are without merit and intends to vigorously defend these actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Not applicable.

     (b) Not applicable.

     (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Maximum
number (or
			Total number of	approximate
			shares	dollar value) of
			purchased as	shares that may
			part of publicly	yet be
	Total number of		announced	purchased
	shares	Average price	plans or	under the plans
Period	purchased	paid per share	programs	or programs
May 1, 2004-May 31, 2004	—	$—	—	—
June 1, 2004-June 30, 2004	—	$—	—	—
July 1, 2004-July 31, 2004	—	$—	—	—

Total	—	$—	—	—

On August 25, 2004, the Company announced that the Company’s Board of Directors had authorized a share repurchase plan for the repurchase of a maximum of 1,000,000 of the Company’s common shares.

Sequential Page
No. 20

Item 4. Submission of Matters to a Vote of Security Holders

     A special meeting of the shareholders of the Company was held on June 17, 2004, to consider and vote upon a proposal relating to the issuance of Smucker common shares in a merger of International Multifoods Corporation (Multifoods) with and into MIX Acquisition Corporation, a wholly-owned subsidiary of the Company. Giving effect to the ten votes per share provisions stated in the Company’s Amended and Restated Articles of Incorporation, the proposal was approved as follows:

Votes For	Votes Against	Abstentions
99,893,968	1,159,496	312,710

     In connection with the financing of the Multifoods acquisition, the Company solicited consents from the holders of the notes issued pursuant to the Note Purchase Agreements (dated as of June 16, 1999 and August 23, 2000) in order to amend the agreements to accommodate the financing of the Multifoods acquisition. The amendments were consented to as follows:

	Consents	Consents
	Given	Withheld	Abstentions
Amendment to Note Purchase Agreement (dated as of June 16, 1999)	18	0	0
Amendment to Note Purchase Agreement (dated as of August 23, 2000)	11	0	0

Item 6. Exhibits

     See the Index of Exhibits that appears on Sequential Page No. 22 of this report.

Sequential Page
No. 21

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 9, 2004	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
BY RICHARD K. SMUCKER
President, Co-Chief Executive Officer and Chief Financial Officer

/s/ Timothy P. Smucker
AND TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

Sequential Page
No. 22

INDEX OF EXHIBITS

Assigned
Exhibit
No. *	Description
10.1	Note Purchase Agreement, dated as of May 27, 2004, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto

10.2	Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as U.S. Borrower, J.M. Smucker (Canada) Inc., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as Lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Document Agent

10.3	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation incorporated by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 1-6699)

10.4	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation incorporated by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 1-6699)

10.5	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation, incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 1-6699)

10.6	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation, incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 1-6699)

10.7	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc. incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 1-6699)

10.8	Stock Purchase Agreement, dated as of July 29, 2002, between International Multifoods Corporation and Wellspring Distribution Corp. incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated July 30, 2002 (Commission File No. 1-6699)

10.9	Fiscal Agency Agreement, dated as of December 17, 2001, among International Multifoods Corporation, as Issuer, Diagio plc, as Guarantor, JP Morgan Chase Bank, as Fiscal Agent and Principal Paying Agent, and J.P. Morgan Bank Luxembourg S.A., as Paying Agent incorporated by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 1-6699)

10.10	Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of May 12, 2004, between The J. M. Smucker Company and SPC Ardmona Limited

10.11	Deed of Variation to Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of June 16, 2004, between The J. M. Smucker Company and SPC Ardmona Limited

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Exhibits 2, 3, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.