Form 10-Q
period 2004-10-31
SMUCKER J M CO
filed 2004-12-09
CIK 91419

Sequential Page
No. 1 of 25 Pages.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2004

or

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

The Company had 58,441,497 common shares outstanding on November 30, 2004.

The Exhibit Index is located at Sequential Page No. 25.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net sales	$588,922	$374,203	$1,002,189	$713,379
Cost of products sold	399,432	239,427	667,858	457,789
Cost of products sold – restructuring	609	1,806	1,262	3,194

Gross Profit	188,881	132,970	333,069	252,396
Selling, distribution, and administrative expenses	115,279	78,775	206,105	153,496
Other restructuring costs	1,166	1,301	3,521	3,126
Merger and integration costs	3,970	—	6,733	—

Operating Income	68,466	52,894	116,710	95,774
Interest income	667	738	1,385	1,101
Interest expense	(5,782)	(1,618)	(10,205)	(3,541)
Other income (expense) – net	784	(121)	(398)	363

Income from Continuing Operations Before Income Taxes	64,135	51,893	107,492	93,697
Income taxes	23,472	19,174	39,342	34,621

Income from Continuing Operations	40,663	32,719	68,150	59,076
(Loss) gain on sale of discontinued operations, net of tax	(3,641)	—	2,037	—
Discontinued operations, net of tax	983	(652)	666	(1,224)

Net Income	$38,005	$32,067	$70,853	$57,852

Earnings per common share:
Income from continuing operations	$0.70	$0.66	$1.22	$1.19
Discontinued operations	(0.05)	(0.02)	0.05	(0.03)

Net income	$0.65	$0.64	$1.27	$1.16

Income from continuing operations – assuming dilution	$0.69	$0.65	$1.20	$1.18
Discontinued operations – assuming dilution	(0.04)	(0.01)	0.05	(0.03)

Net income – assuming dilution	$0.65	$0.64	$1.25	$1.15

Dividends declared per common share	$0.25	$0.23	$0.50	$0.46

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2004	April 30, 2004
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,509	$104,551
Marketable securities	—	15,074
Trade receivables, less allowances	197,802	93,617
Inventories:
Finished products	203,397	104,663
Raw materials	125,914	75,164

	329,311	179,827
Current assets of discontinued operations	39,726	20,609
Other current assets	21,506	11,580

Total Current Assets	620,854	425,258
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	36,044	29,076
Buildings and fixtures	184,456	122,003
Machinery and equipment	500,385	313,362
Construction in progress	34,503	70,021

	755,388	534,462
Accumulated depreciation	(235,756)	(216,941)

Total Property, Plant, and Equipment	519,632	317,521
OTHER NONCURRENT ASSETS
Goodwill	1,007,118	523,660
Other intangible assets, net	512,189	317,237
Marketable securities	63,474	41,589
Other assets of discontinued operations	54,029	34,670
Other assets	79,324	24,190

Total Other Noncurrent Assets	1,716,134	941,346

	$2,856,620	$1,684,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$80,994	$—
Current portion of long-term debt	17,000	—
Accounts payable	117,727	62,232
Current liabilities of discontinued operations	22,439	8,211
Other current liabilities	220,681	104,440

Total Current Liabilities	458,841	174,883
NONCURRENT LIABILITIES
Long-term debt	433,040	135,000
Deferred income taxes	219,723	136,255
Other noncurrent liabilities of discontinued operations	37	337
Other noncurrent liabilities	65,948	26,957

Total Noncurrent Liabilities	718,748	298,549
SHAREHOLDERS’ EQUITY
Common shares	14,613	12,543
Additional capital	1,234,558	829,323
Retained income	428,982	387,065
Less:
Deferred compensation	(5,329)	(6,069)
Amount due from ESOP	(7,044)	(7,584)
Accumulated other comprehensive income (loss)	13,251	(4,585)

Total Shareholders’ Equity	1,679,031	1,210,693

	$2,856,620	$1,684,125

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$68,150	$59,076
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	23,589	20,095
Amortization	1,047	1,362
Other adjustments	(84,653)	(47,124)

Net cash provided by operating activities	8,133	33,409
INVESTING ACTIVITIES
Business acquired, net of cash acquired	(98,812)	—
Proceeds from sale of discontinued operations	42,527	—
Additions to property, plant, and equipment	(30,257)	(50,154)
Disposals of property, plant, and equipment	696	2,871
Purchase of marketable securities	(35,371)	(75,844)
Sale and maturities of marketable securities	27,968	—
Other – net	6,629	—

Net cash used for investing activities	(86,620)	(123,127)
FINANCING ACTIVITIES
Proceeds from long-term debt	100,000	—
Repayments of long-term debt	(37,500)	—
Proceeds from revolving credit arrangement	136,178	—
Repayments of short-term debt	(175,787)	—
Dividends paid	(26,976)	(22,822)
Purchase of treasury shares	—	(1,148)
Other – net	7,409	3,655

Net cash provided by (used for) financing activities	3,324	(20,315)
Net cash provided by (used for) discontinued operations	1,973	(4,172)
Effect of exchange rate changes	1,148	990

Net decrease in cash and cash equivalents	(72,042)	(113,215)
Cash and cash equivalents at beginning of period	104,551	170,012

Cash and cash equivalents at end of period	$32,509	$56,797

( ) Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2004, are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

Note B – Multifoods Acquisition

On June 18, 2004, the Company completed its acquisition of Minneapolis-based International Multifoods Corporation (Multifoods) in a tax-free stock transaction valued at approximately $874 million. Multifoods had consolidated net sales for the fiscal year ended February 28, 2004, of approximately $908 million. With the acquisition, the Company adds an array of North American icon brands, marketed in the center of the store, to the Smucker family of brands that includes Smucker’s, Jif, and Crisco. The Company, with the acquisition of Multifoods, added the Pillsbury baking mixes and ready-to-spread frostings; Hungry Jack pancake mixes, syrup, and potato side dishes; Martha White baking mixes and ingredients; and Pet evaporated milk and dry creamer brands to the U.S. retail business. Multifoods’ primary Canadian brands include: Robin Hood flour and baking mixes, Bick’s pickles and condiments, and Golden Temple flour and rice in the growing ethnic food category.

Under the terms of the acquisition agreement, Multifoods’ shareholders received $25 per share in a combination of 80 percent Company common shares and 20 percent cash. Approximately $98 million in cash was paid and 8,032,997 common shares were issued to Multifoods’ shareholders, valued at approximately $386 million using the average closing price of the Company’s common shares for three days prior to the close of the transaction. In addition, the Company repaid Multifoods’ secured debt of approximately $152 million, assumed $216 million of 6.602 percent, senior, unsecured notes, and expects to incur approximately $90 million in acquisition related expenses primarily to be incurred in fiscal 2005. In connection with the acquisition, the Company issued $100 million of 4.78 percent, ten-year senior, unsecured notes, and entered into a revolving credit facility of $180 million provided through a group of four banks, at prevailing market interest rates.

The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The Company will determine the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be recorded as goodwill. The Company currently expects to complete the purchase price allocation before May 31, 2005. The results of Multifoods’ operations are included in the Company’s consolidated financial statements from the date of the acquisition.

Sequential Page
No. 6

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets:
Tangible assets	$481,091
Intangible assets not subject to amortization	195,000
Goodwill	477,551

Total assets acquired	$1,153,642

Total liabilities assumed	$(279,642)

Net assets acquired	$874,000

The allocation of the purchase is preliminary and subject to adjustment following completion of the valuation process. The $477,551 of goodwill will be assigned to the U.S. retail market and special markets upon finalization of the allocation of purchase price and will not be deductible for tax purposes.

Had the acquisition of Multifoods occurred at the beginning of 2003, unaudited, pro forma consolidated results would have been as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net sales	$589,000	$535,000	$1,089,000	$1,037,000
Operating income	$68,000	$66,000	$113,000	$116,000
Net income	$38,000	$37,000	$65,000	$65,000
Net income per common share – assuming dilution	$0.64	$0.63	$1.10	$1.11

The unaudited, pro forma consolidated results are based on the Company’s historical financial statements and those of the acquired business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor is it indicative of the results of operations in future periods.

Upon acquisition, certain executives of Multifoods were terminated in accordance with change in control provisions contained in their employment contracts. In addition, the Company announced plans to centralize all administrative and supply chain functions performed in Minnetonka, Minnesota, with the Company’s current structure and to leverage existing selling, marketing, and distribution networks. This centralization will result in the relocation or involuntary termination of former employees of Multifoods as business processes are consolidated. The Minnetonka location is expected to close by April 30, 2005. Severance agreements have been entered into with all affected employees.

Sequential Page
No. 7

The Company has recognized the severance costs as a liability assumed as of the acquisition date, resulting in additional goodwill. The following table summarizes the activity with respect to the severance liabilities established and the total amount expected to be incurred.

		Other
	Change in	Employee
	Control	Separation
Accrual for severance costs	$13,091	$11,699
Cash payments	(10,409)	(3,759)

Balance at October 31, 2004	$2,682	$7,940

Note C – Discontinued Operations

On June 16, 2004, the Company sold its Australian subsidiary, Henry Jones Foods (HJF) to SPC Ardmona Ltd. The transaction generated proceeds of approximately $35.7 million in cash and resulted in a gain of approximately $9 million ($5.7 million, net of tax). On October 6, 2004, the Company sold its Brazilian subsidiary, Smucker do Brasil, Ltda., to Cargill, Incorporated generating proceeds of approximately $6.8 million in cash resulting in a loss of approximately $5.7 million ($3.6 million, net of tax).

In addition, the Company is planning to divest the U.S. foodservice business acquired as part of the Multifoods acquisition. The financial position, results of operations, and cash flows of these three businesses are reported as discontinued operations and all prior periods have been restated.

The following table summarizes the results of the discontinued operations included in the Condensed Statements of Consolidated Income.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net sales	$50,551	$11,795	$75,244	$22,927
Discontinued operations, net of tax	$(2,658)	$(652)	$2,703	$(1,224)

Discontinued operations for the six months ended October 31, 2004, includes a $2.0 million gain, net of taxes, on the divestitures of HJF and Smucker do Brasil, Ltda. Interest expense of $225 and $300 has been allocated to the U.S. foodservice business for the three-month and six-month periods ended October 31, 2004, respectively.

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

If compensation costs for the stock options granted had been determined based on the fair market value method of SFAS 123, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net income, as reported	$38,005	$32,067	$70,853	$57,852
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(752)	(678)	(1,473)	(1,339)

Net income, as adjusted	$37,253	$31,389	$69,380	$56,513

Earnings per common share:
Net income, as reported	$0.65	$0.64	$1.27	$1.16
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.01)	(0.01)	(0.03)	(0.02)

Net income, as adjusted	$0.64	$0.63	$1.24	$1.14

Net income, as reported – assuming dilution	$0.65	$0.64	$1.25	$1.15
Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit – assuming dilution	(0.02)	(0.02)	(0.03)	(0.02)

Net income, as adjusted – assuming dilution	$0.63	$0.62	$1.22	$1.13

Note E – Restructuring

During 2003, the Company announced its plan to restructure certain operations as part of its ongoing efforts to optimize its production capacity, improve productivity and operating efficiencies, and lower the Company’s overall cost base. During 2004, the Company closed its fruit processing operations at its Watsonville, California, and Woodburn, Oregon, locations and subsequently sold these facilities. In the first quarter of 2005, Uncrustables production was stopped at the Watsonville facility. Production at the West Fargo, North Dakota, location is expected to be stopped in fiscal 2006. In Ripon, Wisconsin, the Company completed the combination of its two manufacturing facilities into one expanded site. Upon completion, the restructurings will result in the elimination of approximately 335 full-time positions.

Sequential Page
No. 9

In addition, the Company undertook another restructuring program to streamline operations in Europe and the United Kingdom during the fourth quarter of fiscal 2004. This included the exit of a contract packaging arrangement and certain segments of its retail business in Europe and the United Kingdom, which generated annual sales of approximately $3 million. This restructuring was completed in the first quarter of fiscal 2005. Also, in the first quarter of fiscal 2005, the Company announced plans to relocate certain production from its Salinas, California, facility to plants in Orrville, Ohio, and Memphis, Tennessee.

The Company expects to incur total restructuring costs of approximately $25,000 related to these initiatives, of which $23,146 has been incurred from the fourth quarter of fiscal 2003 through October 31, 2004. The balance of the costs will be incurred through the third quarter of fiscal 2006. The remaining cash payments, estimated to be approximately $2 million, will be paid through the end of fiscal 2006.

The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established during fiscal 2004 and 2005 and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total
Total expected restructuring charge	$8,500	$8,100	$3,500	$4,900	$25,000

Balance at May 1, 2003	$1,116	$—	$—	$—	$1,116
First quarter charge to expense	1,752	1,385	1	75	3,213
Second quarter charge to expense	1,245	1,805	4	53	3,107
Third quarter charge to expense	1,745	363	75	316	2,499
Fourth quarter charge to expense	960	2,560	747	2,740	7,007
Cash payments	(2,421)	—	(827)	(843)	(4,091)
Noncash utilization	—	(6,113)	—	(1,192)	(7,305)

Balance at April 30, 2004	$4,397	$—	$—	$1,149	$5,546
First quarter charge to expense	770	149	1,169	920	3,008
Second quarter charge to expense	618	395	418	344	1,775
Cash payments	(5,306)	—	(1,587)	(1,493)	(8,386)
Noncash utilization	—	(544)	—	(920)	(1,464)

Balance at October 31, 2004	$479	$—	$—	$—	$479

Remaining expected restructuring charge	$294	$388	$1,086	$86	$1,854

Approximately $609 and $1,806 of the total restructuring charges of $1,775 and $3,107 recorded in the three months ended October 31, 2004 and 2003, respectively, and $1,262 and $3,194 of the total restructuring charges of $4,783 and $6,320 recorded in the six months ended October 31, 2004 and 2003, respectively, were reported in costs of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in costs of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs of approximately $8,500 are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.

Long-lived asset charges include accelerated depreciation related to machinery and equipment that will be used at the affected production facilities until they close. Other costs include miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred. These costs include employee relocation, professional fees, and other closed facility costs.

Sequential Page
No. 10

Note F – Common Shares

At October 31, 2004, 150,000,000 common shares were authorized. There were 58,451,360 and 50,174,707 shares outstanding at October 31, 2004, and April 30, 2004, respectively. Shares outstanding are shown net of 6,405,118 and 6,493,226 treasury shares at October 31, 2004, and April 30, 2004, respectively.

Note G – Operating Segments

The Company operates in one industry: the manufacturing and marketing of food products. The Company has two reportable segments: U.S. retail market and special markets. The U.S. retail market segment includes the consumer and the consumer oils and baking business areas. Prior to the acquisition of Multifoods, this segment primarily represented the domestic sales of Smucker’s, Jif, and Crisco branded products to retail customers. With the addition of Multifoods, domestic sales of Pillsbury baking products, Hungry Jack, Martha White, and Pet branded products to retail customers are now included in this segment. The special markets segment is comprised of the international, foodservice, beverage, industrial, and Canada business areas. The Canadian business acquired from Multifoods has been combined with the Company’s previous Canadian business to form the new Canada business area. Special markets segment products are distributed through/to foreign countries, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), other food manufacturers, and health and natural food stores.

The following table sets forth reportable segment information:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net sales:
U.S. retail market	$410,432	$281,678	$698,518	$529,938
Special markets	178,490	92,525	303,671	183,441

Total net sales	$588,922	$374,203	$1,002,189	$713,379

Segment profit:
U.S. retail market	$84,534	$65,528	$148,913	$118,973
Special markets	19,141	12,264	31,667	23,757

Total segment profit	$103,675	$77,792	$180,580	$142,730

Interest income	667	738	1,385	1,101
Interest expense	(5,782)	(1,618)	(10,205)	(3,541)
Amortization expense	(523)	(1,039)	(1,047)	(1,362)
Restructuring costs	(1,775)	(3,107)	(4,783)	(6,320)
Merger and integration costs	(3,970)	—	(6,733)	—
Corporate administrative expenses	(28,588)	(20,761)	(51,178)	(38,450)
Other unallocated income (expense)	431	(112)	(527)	(461)

Income from continuing operations before income taxes	$64,135	$51,893	$107,492	$93,697

Sequential Page
No. 11

Note H – Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$40,663	$32,719	$68,150	$59,076

Denominator:
Denominator for earnings per common share – weighted-average shares	58,184,654	49,784,767	56,007,967	49,729,588
Effect of dilutive securities:
Stock options	510,508	447,697	537,400	434,464
Restricted stock	120,328	68,596	117,853	51,392

Denominator for earnings per common share – assuming dilution	58,815,490	50,301,060	56,663,220	50,215,444

Income from continuing operations per common share	$0.70	$0.66	$1.22	$1.19

Income from continuing operations per common share – assuming dilution	$0.69	$0.65	$1.20	$1.18

Note I – Financing Arrangements

Long-term debt consists of the following:

	October 31, 2004	April 30, 2004
6.77% Senior Notes due June 1, 2009	$75,000	$75,000
7.70% Series A Senior Notes due September 1, 2005	17,000	17,000
7.87% Series B Senior Notes due September 1, 2007	33,000	33,000
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	—
6.60% Senior Notes due November 13, 2009	215,040	—

Total long-term debt	450,040	135,000
Current portion of long-term debt	17,000	—

Long-term debt, net of current portion	$433,040	$135,000

In connection with the acquisition of Multifoods, the Company assumed $200 million of 6.602 percent, senior, unsecured notes due November 13, 2009, with a fair value of approximately $216 million at the acquisition date. The notes assumed are guaranteed by Diageo plc. The guarantee may terminate, in a limited circumstance, prior to the maturity of the notes. In addition, on May 27, 2004, the Company issued $100 million of 4.78 percent, senior, unsecured notes due June 1, 2014.

All notes are unsecured and interest is paid annually on the notes assumed in the Multifoods acquisition and semiannually on the remaining notes. Among other restrictions, the note purchase agreements

Sequential Page
No. 12

contain certain covenants relating to liens, consolidated net worth, and sale of assets as defined in the agreements. The Company is in compliance with all covenants.

Financing arrangements: On June 17, 2004, the Company entered into a five-year, $180 million unsecured revolving credit facility with a group of four banks. Interest on the revolving credit facility is based on prevailing prime, federal funds rate, or LIBOR, as determined by the Company, and is payable either on a quarterly basis, or at the end of the borrowing term. At October 31, 2004, the Company had approximately $81 million outstanding under the revolving credit facility with a weighted average interest rate of 2.66 percent.

Note J – Pension and Other Postretirement Benefits

The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended October 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2004	2003	2004	2003
Service cost	$1,122	$1,038	$361	$272
Interest cost	1,835	1,654	421	336
Expected return on plan assets	(1,853)	(1,396)	—	—
Other	514	656	76	26

Net periodic benefit cost	$1,618	$1,952	$858	$634

	Six months ended October 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2004	2003	2004	2003
Service cost	$2,244	$2,076	$722	$544
Interest cost	3,670	3,308	842	672
Expected return on plan assets	(3,706)	(2,792)	—	—
Other	1,028	1,312	152	52

Net periodic benefit cost	$3,236	$3,904	$1,716	$1,268

The Company expects to contribute approximately $10 million and $1 million to the pension and other postretirement benefit plans, respectively, in fiscal 2005.

Note K – Comprehensive Income

During the three-month periods ended October 31, 2004 and 2003, total comprehensive income was $56,430 and $41,044, respectively. Total comprehensive income for the six-month periods ended October 31, 2004 and 2003, was $88,689 and $66,281, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.

Sequential Page
No. 13

Note L – Commitments and Contingencies

In September 2002, Multifoods sold its foodservice distribution business to Wellspring Distribution Corporation (Wellspring) while continuing to guarantee certain real estate and tractor/trailer fleet lease obligations of the business. As a result of the Company’s acquisition of Multifoods, the Company now is obligated under these guarantees. The guarantee requires the lessor to pursue collection and other remedies against Wellspring before demanding payment from the Company. In addition, the Company’s obligation is limited to 75 percent of the amount outstanding after the lessor has exhausted its remedies against Wellspring. The fleet guarantee will expire in September 2006 and the real estate guarantees will expire in September 2010.

The possibility that the Company would be required to honor the contingent liabilities under the guarantee is largely dependent upon the future operations of Wellspring and the value of the underlying leased properties. Should a reserve be required in the future, it would be recorded at the time the obligation was considered to be probable.

At October 31, 2004, the Company’s guarantees outstanding for the lease obligations of Wellspring were $16,046 related to the tractor/trailer fleet lease and $12,092 related to the real estate lease.

Note M – Subsequent Event

On November 29, 2004, the Company announced several actions to refine its portfolio and improve its cost base as well as service levels in support of its long-term strategy. The Company’s strategy is to own and market leading North American icon brands sold in the center of the store. In support of this strategy, through its Supply Chain Optimization Project, the Company continues to optimize its production capacity, improve productivity and operating efficiencies as well as lower its overall cost base and improve its services. As a result, the Company has announced its intent to sell its U.S. industrial business, discontinue operations at its Salinas, California, facility and restructure its U.S. distribution operations. The sale of the U.S. industrial business is expected to generate proceeds of approximately $20 million.

As a result of the announced actions, the Company expects to record restructuring charges of approximately $15 million, of which an estimated $6 million will be recorded in the current fiscal year and the remainder in fiscal 2006. Included in the restructuring charges are cash outlays of approximately $13 million that relate primarily to employee separation costs and equipment relocation expenses.

Sequential Page
No. 14

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2004 and 2003, respectively.

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

On June 16, 2004, the Company sold its Australian subsidiary, Henry Jones Foods (HJF) to SPC Ardmona Ltd. The transaction generated proceeds of approximately $35.7 million in cash and resulted in a gain of approximately $9 million ($5.7 million, net of tax). On October 6, 2004, the Company sold its Brazilian subsidiary, Smucker do Brasil, Ltda., to Cargill, Incorporated generating cash proceeds of approximately $6.8 million and resulting in a loss of approximately $5.7 million ($3.6 million, net of tax).

In addition, the Company is planning to divest the U.S. foodservice business it acquired as part of the Multifoods acquisition. The financial position, results of operations, and cash flows of these three businesses are reported as discontinued operations in the Company’s consolidated financial statements and all prior periods have been restated. The discontinued operations are excluded from the discussions below.

Net Sales

Company sales were $588.9 million for the second quarter of 2005, up 57 percent compared to $374.2 million in the second quarter of 2004. The acquired Multifoods businesses contributed $209.2 million to sales in the second quarter of 2005. In the Company’s existing business, increased sales of branded products were partially offset by declines in the oils business and the impact of planned sales rationalization.

Sales for the six-month period ended October 31, 2004, were up 41 percent to $1,002.2 million compared to $713.4 million for the first six months of fiscal 2004. The acquired Multifoods businesses contributed $284.5 million to sales in the first six months of 2005.

The U.S. retail market segment is comprised of the Company’s consumer and consumer oils and baking business areas. This segment represents the domestic sales of Smucker’s, Jif, Crisco, Pillsbury, Hungry Jack, Martha White, and Pet branded products to retail customers.

Sales in the U.S. retail market segment for the second quarter of 2005 were $410.4 million, compared to $281.7 million in the second quarter of 2004, an increase of 46 percent. The Multifoods brands contributed $126.4 million of the segment’s sales in the quarter. Sales in first six months of 2005 were $698.5 million compared to $529.9 million last year, an increase of 32 percent. The Multifoods brands contributed $166.0 million of sales for the first six months of the year.

During the second quarter of 2005, sales in the consumer area increased 17 percent over the second quarter of last year, driven by the addition of Hungry Jack, growth in the Smucker’s and Jif brands, and continued growth of Uncrustables in the retail channel. In the consumer oils and baking area, sales nearly doubled in the second quarter of 2005 compared to 2004, due to the addition of the Pillsbury, Martha White, and Pet brands. Crisco branded sales in retail were down approximately six percent for the quarter, as the oils category remains very competitive. The Company changed the timing of certain

Sequential Page
No. 15

Crisco promotional programs in 2005 compared to last year which impacted sales in the second quarter.

The special markets segment is comprised of the international, foodservice, beverage, industrial, and Canada business areas. The Canadian business acquired from Multifoods has been combined with the Company’s previous Canadian business to form the new Canada business area.

Sales in the special markets segment were $178.5 million in the second quarter of 2005, compared to $92.5 million for the second quarter of 2004. Multifoods contributed $82.8 million of the segment’s sales in the quarter. All business areas were up with the exception of the industrial business. Key contributors included the beverage business, which was up 13 percent, and a five percent increase in traditional portion control products in the foodservice business area. Excluding the contribution from Multifoods and planned declines in the industrial and international businesses, sales in the special markets segment increased eight percent in the second quarter of 2005 compared to the second quarter last year.

Industrial sales were down seven percent in the second quarter of 2005 compared to the prior year’s second quarter. The decrease in the industrial area was due to the final phase of the Company’s plan to exit low-margin contracts. Approximately $2.7 million and $6.1 million in sales of now discontinued business were included in last year’s second quarter and first six months, respectively.

Sales for the first six months of 2005 in the special markets segment were $303.7 million compared to $183.4 million last year. Multifoods contributed $118.5 million in sales for the first six months of 2005. Excluding the Multifoods sales and planned declines in the industrial and international businesses, special markets increased six percent in the first six months of 2005 compared to the first six months of last year.

Operating Income

The following table presents components of operating income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Gross profit	32.1%	35.5%	33.2%	35.4%
Selling, distribution, and administrative:
Marketing and selling	10.2%	11.5%	10.9%	12.2%
Distribution	2.8%	2.0%	2.7%	2.0%
General and administrative	6.6%	7.6%	7.0%	7.3%

Total selling, distribution, and administrative	19.6%	21.1%	20.6%	21.5%

Restructuring and merger and integration	0.9%	0.3%	1.0%	0.5%

Operating income	11.6%	14.1%	11.6%	13.4%

Operating income in the second quarter of 2005 increased 29 percent from the second quarter last year, primarily due to the revenue growth contributed by Multifoods. As expected, operating margin decreased from 14.1 percent in the second quarter of 2004 to 11.6 percent in the second quarter of 2005. The decline was primarily due to the decrease in gross margin, which was partially offset by an improvement in selling, distribution, and administrative (SD&A) expenses as a percentage of sales. The Company’s gross margin decreased from 35.5 percent in the second quarter of last year to 32.1 percent in the second quarter of this year, due primarily to the impact of the Multifoods businesses, which currently earns lower margins than the Company’s existing business. Higher than anticipated costs at the Company’s new Uncrustables plant in Scottsville, Kentucky, and higher commodity costs also impacted gross margin. The Company incurred approximately $3.3 million in costs associated with the start-up of the Scottsville facility during the second quarter of 2005 and $6.1 million during the first six months of

Sequential Page
No. 16

2005 consisting primarily of additional labor, materials, and under-absorbed overhead. The Company expects additional start-up costs to total approximately $10 million over the last six months of the year.

SD&A expenses as a percentage of sales declined from 21.1 percent in the second quarter of 2004 to 19.6 percent in the current quarter. Despite this decrease in SD&A as a percentage of sales, marketing and selling expenses increased 39 percent due to support of the Multifoods brands. The increase in marketing support of the Multifoods brands was less than the increase in sales as a significant portion of the former Multifoods business in Canada is nonretail and requires a lower level of marketing support than the retail channel. An increase in employee benefit costs, and ongoing administrative costs being incurred at the former Multifoods headquarters in Minnesota contributed to the overall dollar increase in SD&A. For the first six months of 2005, SD&A as a percentage of sales declined from 21.5 percent to 20.6 percent.

Year-to-date operating income increased $20.9 million or 22 percent over last year and operating margin declined from 13.4 percent to 11.6 percent.

Other

Interest expense increased from $1.6 million in the second quarter of 2004 to $5.8 million in the second quarter of 2005, and from $3.5 million for the first six months of 2004 to $10.2 million in the first six months of 2005, as a result of an increase in the Company’s debt outstanding associated with the acquisition of Multifoods. Interest expense for the first six months of 2005 has been reduced by approximately $1.1 million of amortization related to the fair market adjustment on the notes assumed in the Multifoods acquisition.

Income taxes in the second quarter of 2005 were $23.5 million compared to $19.2 million in the second quarter of 2004, an increase of 22 percent. For the six months ended October 31, 2004 and October 31, 2003, income taxes were $39.3 million and $34.6 million, an increase of 14 percent. The increase in income taxes was less than the percent increase in income from continuing operations due to a lower consolidated effective tax rate. The consolidated effective tax rate was 36.6 percent for the second quarter of 2005, compared to 37.0 percent in last year’s second quarter. The lower effective tax rate resulted primarily from the tax structure of the Company’s acquired business in Canada.

Subsequent Event

On November 29, 2004, the Company announced several actions to refine its portfolio and improve its cost base as well as service levels in support of its long-term strategy. The Company’s strategy is to own and market leading North American icon brands sold in the center of the store. In support of this strategy, through its Supply Chain Optimization Project, the Company continues to optimize its production capacity, improve productivity and operating efficiencies as well as lower its overall cost base and improve its services. As a result, the Company has announced its intent to sell its U.S. industrial business, discontinue operations at its Salinas, California, facility and restructure its U.S. distribution operations. The sale of the U.S. industrial business is expected to generate proceeds of approximately $20 million.

As a result of the announced actions, the Company expects to record restructuring charges of approximately $15 million, of which an estimated $6 million will be recorded in the current fiscal year and the remainder in fiscal 2006. Included in the restructuring charges are cash outlays of approximately $13 million that relate primarily to employee separation costs and equipment relocation expenses.

Sequential Page
No. 17

Financial Condition – Liquidity and Capital Resources

	Six Months Ended October 31,
(Dollars in thousands)	2004	2003
Net cash provided by continuing operating activities	$8,133	$33,409
Net cash used for investing activities	$(86,620)	$(123,127)
Net cash provided by (used for) financing activities	$3,324	$(20,315)

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at October 31, 2004, were $96.0 million compared to $161.2 million at April 30, 2004, and $132.5 million at October 31, 2003. The decrease was primarily the result of the Company’s use of available funds to finance the cash portion of the Multifoods acquisition.

Historically, the Company’s working capital requirements are greatest during the first half of its fiscal year. The addition of the Multifoods businesses further increases the working capital needs during the first six months of the fiscal year. This is due primarily to the need to build inventory levels in advance of the “fall bake” season and the seasonal procurement of raw materials used in the Company’s pickle and condiment business in Canada. Working capital, excluding cash and short-term investments, as a percent of twelve month sales decreased from 13.1 percent for the rolling twelve month period ended October 31, 2003, to 6.8 percent for the twelve months ended October 31, 2004.

Cash provided by operating activities was approximately $8.1 million during the first six months of 2005. The positive cash generated during the first six months resulted from the increase in income from continuing operations partially offset by increases in working capital requirements. The increase in working capital consisted primarily of higher inventory and accounts receivable balances. The increase in the inventory balances was attributed to higher costs of certain raw materials and the seasonal building of oil and baking mix inventory levels in support of the “fall bake”. The increase in accounts receivable balance reflects the sales increases associated with the beginning of the “fall bake” season. The Company would expect these inventory and accounts receivable levels to decrease over the last six months of 2005.

Net cash used for investing activities in the first half of the year included the use of approximately $99 million in cash to finance the Multifoods acquisition, offset by the proceeds from the sale of HJF and the Brazilian subsidiary. Capital expenditures were approximately $30 million during the first six months of 2005. This compares to $50 million for the comparable period last year. The majority of the capital expenditures during the comparable period last year were associated with the construction of the Uncrustables plant in Scottsville, Kentucky. The Company expects to incur approximately $90 million in merger related costs during 2005.

Net cash provided by financing activities in the first half of 2005 came from proceeds of the Company’s new financing arrangements put into place to finance the Multifoods acquisition. During the first quarter of 2005, the Company entered into two separate financing arrangements in order to provide the necessary funding requirements to complete the acquisition. On May 27, 2004, the Company issued $100 million of 4.78 percent, senior, unsecured notes due June 1, 2014. Subsequently, on June 18, 2004, the Company entered into a five-year, $180 million unsecured revolving credit facility with a group of four banks. Interest on this bank debt is based on prevailing prime, federal funds rate, or LIBOR, as determined by the Company, and is payable either on a quarterly basis, or at the end of the borrowing term.

At October 31, 2004, the Company had borrowed approximately $81 million against the revolver. The Company used the proceeds to retire Multifoods’ debt outstanding at the time of the closing of the

Sequential Page
No. 18

acquisition, to fund merger related expenses incurred during the first six months of 2005, and to provide for working capital requirements. In addition, the Company paid dividends of $27 million during the first six months of 2005.

In conjunction with the acquisition of Multifoods, the Company has assumed certain guarantees that resulted from the sale by Multifoods, in September 2002, of its foodservice distribution business to Wellspring Distribution Corporation (Wellspring). These guarantees relate to certain real estate and tractor/trailer fleet lease obligations of the business. The guarantee requires the lessor to pursue collection and other remedies against Wellspring before demanding payment from the Company. In addition, the Company’s obligation is limited to 75 percent of the amount outstanding after the lessor has exhausted its remedies against Wellspring. The fleet guarantee will expire in September 2006 and the real estate guarantees will expire in September 2010. At October 31, 2004, the Company’s outstanding guarantees for the lease obligations of Wellspring were $16.0 million related to the tractor/trailer fleet lease and $12.1 million related to the real estate lease.

The possibility that the Company would be required to honor the contingent liabilities under the guarantee is largely dependent upon the future operations of Wellspring and the value of the underlying leased properties. Should a reserve be required in the future, it would be recorded at the time the obligation was considered to be probable.

During the first quarter, the Company announced that it plans to divest the U.S. foodservice business it acquired in the Multifoods transaction. The Company expects to complete a transaction prior to the end of the fiscal year.

During the second quarter of 2005, the Company’s Board of Directors authorized management to repurchase up to one million shares of common stock. The buyback program will be implemented throughout the fiscal year, and beyond if necessary, at management’s discretion. In conjunction with this program, on October 13, 2004, the Company announced a voluntary odd-lot program which will allow shareholders with fewer than 100 shares to either sell all of their shares or to purchase additional shares to increase their holdings to 100 shares. Through the initial phase of the program ended on November 12, 2004, the Company repurchased 56,478 common shares after taking into effect shareholders who opted to increase their holdings to 100 shares, and reduced its shareholder base by approximately 51,000 shareholders or approximately 10 percent. The program has been extended until December 17, 2004.

Assuming there are no other material acquisitions or other significant investments, the Company believes that cash on hand and investments combined with cash provided by operations, proceeds from the sale of the Company’s industrial business and the Multifoods U.S. foodservice business, and borrowings available under the revolving credit facility, will be sufficient to meet the remainder of its 2005 cash requirements, including the payment of dividends, repurchase of common shares, and interest on debt outstanding.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at October 31, 2004.

		Remainder	2006 -	2008 -	After
(Dollars in millions)	Total	2005	2007	2009	2009
Long-term debt obligations	$450.0	$—	$17.0	$33.0	$400.0
Operating lease obligations	2.9	1.0	1.8	0.1	—
Purchase obligations	475.0	301.4	155.6	14.8	3.2
Other long-term liabilities	285.7	—	—	—	285.7

Total	$1,213.6	$302.4	$174.4	$47.9	$688.9

Sequential Page
No. 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates, commodity prices, and foreign currency exchange rates. For further information, reference is made to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

Sequential Page
No. 20

Certain Forward-Looking Statements

This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the success and cost of integrating Multifoods into the Company;

•	the Company’s ability to effectively ramp-up and manage capacity related to Uncrustables products at the Scottsville, Kentucky, facility, and the costs associated to do so;

•	the finalization of the allocation of the Multifoods purchase price to the underlying assets acquired and liabilities assumed and the impact it could have on future depreciation and amortization expense;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Multifoods businesses, the Company’s existing businesses, and in their respective markets;

•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;

•	the ability to successfully implement price changes, particularly in the consumer oils and baking business;

•	the success and cost of introducing new products, notably Uncrustables products;

•	the timing and amount of capital expenditures and merger and integration costs;

•	the ability to achieve the amount and timing of the estimated savings associated with the Multifoods acquisition;

•	the timing of the completion of the sale of the Company’s industrial business and the Multifoods U.S. foodservice business;

•	the exact timing and costs associated with the closing of the Salinas, California, facility and the restructuring of the distribution network;

•	the strength of commodity markets from which raw materials are procured and the related impact on costs;

•	raw material, ingredient, and energy cost trends;

•	foreign currency exchange and interest rate fluctuations;

•	general competitive activity in the market; and

•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 21

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of October 31, 2004, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. In addition, no change in internal control over financial reporting occurred during the quarter ended October 31, 2004, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Sequential Page
No. 22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 7, 2004, the Company entered into a Settlement Agreement with all plaintiffs and their counsel in all of the Simply 100% Fruit cases. On October 27, 2004, the Court in the lead case of Smith v JM Smucker Co (No. 03 CH 08522, Circuit Court of Illinois, Cook County, Chancery Division), granted preliminary approval of the settlement agreement and scheduled a Fairness Hearing on February 10, 2005, at which time the settlement will become final unless there are valid objections. The costs associated with the settlement of these suits will not have a material impact on the results of operations, financial position, or cash flows of the Company.

The Company continues to vigorously defend the two Dickinson’s Purely Fruit cases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Not applicable.

     (b) Not applicable.

     (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				number (or
			Total number of	approximate
			shares	dollar value) of
			purchased as	shares that may
			part of publicly	yet be
	Total number of		announced	purchased
	shares	Average price	plans or	under the plans
Period	purchased	paid per share	programs	or programs
August 1, 2004 – August 31, 2004	—	$—	—	1,000,000
September 1, 2004 – September 30, 2004	1,991	$45.39	—	1,000,000
October 1, 2004 – October 31, 2004	3,590	$44.02	—	1,000,000

Total	5,581	$44.51	—	1,000,000

Sequential Page
No. 23

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on August 12, 2004. At the meeting, the names of Kathryn W. Dindo, Richard K. Smucker, and William H. Steinbrink were placed in nomination for the Board of Directors to serve three-year terms ending in 2007. All three nominees were elected with the results as follows:

	Votes For	Votes Withheld	Broker Nonvotes
Kathryn W. Dindo	39,780,752	693,812	0
Richard K. Smucker	39,648,419	826,145	0
William H. Steinbrink	38,728,320	1,746,244	0

The shareholders also voted on the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2005 fiscal year. The measure was approved as follows:

				Broker
	Votes For	Votes Against	Abstentions	Nonvotes
Appointment of Auditors	39,666,872	701,196	106,496	0

The shareholders also voted on the approval of the Amended and Restated Nonemployee Director Stock Plan. Giving effect to the ten votes per share provision stated in the Company’s Amended and Restated Articles of Incorporation, the measure was approved as follows:

				Broker
	Votes For	Votes Against	Abstentions	Nonvotes
Amended and Restated
Nonemployee Director
Stock Plan	95,469,620	5,531,819	1,537,326	14,602,223

Item 5. Other Information

The form of option agreement, included as Exhibit 10.1 of this report, was used by the Company in making grants of stock options under the Company’s 1998 Equity and Performance Incentive Plan on October 28, 2004, to executive officers including named executive officers. The details of each grant of stock options to the Company’s executive officers were reported on Form 4s filed with the SEC on October 29, 2004. Additionally, grants of restricted shares are typically made to executive officers once every two years. The form of the restricted shares agreement used by the Company for this purpose is included as Exhibit 10.2 of this report. The most recent grant of restricted shares was made in June 2003.

Item 6. Exhibits

See the Index of Exhibits that appears on Sequential Page No. 25 of this report.

Sequential Page
No. 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 9, 2004	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker

BY RICHARD K. SMUCKER
President, Co-Chief Executive Officer and Chief Financial Officer

/s/ Timothy P. Smucker

TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

Sequential Page
No. 25

INDEX OF EXHIBITS

Assigned
Exhibit No. *	Description
10.1	1998 Equity and Performance Incentive Plan (as amended and restated effective as of October 29, 2002) Nonqualified Stock Option Agreement
10.2	Restricted Shares Agreement
31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Exhibits 2, 3, 4, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.