Form 10-Q
period 2005-01-31
SMUCKER J M CO
filed 2005-03-11
CIK 91419

Sequential Page
No. 1 of 24 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-5111

THE J. M. SMUCKER COMPANY

(Exact name of registrant as specified in its charter)

Ohio	34-0538550
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

One Strawberry Lane
Orrville, Ohio	44667-0280
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (330) 682-3000

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☑ No ☐

The Company had 58,412,155 common shares outstanding on February 28, 2005.

The Exhibit Index is located at Sequential Page No. 24.

Sequential Page
No. 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net sales	$550,234	$343,788	$1,552,423	$1,057,167
Cost of products sold	375,521	216,837	1,043,379	674,626
Cost of products sold – restructuring	515	425	1,777	3,619

Gross Profit	174,198	126,526	507,267	378,922
Selling, distribution, and administrative expenses	106,464	74,956	312,569	228,452
Other restructuring costs	2,837	2,074	6,358	5,200
Merger and integration costs	5,152	—	11,885	—

Operating Income	59,745	49,496	176,455	145,270
Interest income	1,044	851	2,429	1,952
Interest expense	(6,154)	(1,372)	(16,359)	(4,913)
Other income – net	883	383	485	746

Income from Continuing Operations Before Income Taxes	55,518	49,358	163,010	143,055
Income taxes	19,994	18,238	59,336	52,859

Income from Continuing Operations	35,524	31,120	103,674	90,196
Gain on sale of discontinued operations, net of tax	—	—	2,037	—
Discontinued operations, net of tax	584	198	1,250	(1,026)

Net Income	$36,108	$31,318	$106,961	$89,170

Earnings per common share:
Income from continuing operations	$0.61	$0.62	$1.83	$1.81
Discontinued operations	0.01	0.01	0.06	(0.02)

Net income	$0.62	$0.63	$1.89	$1.79

Income from continuing operations – assuming dilution	$0.60	$0.62	$1.81	$1.79
Discontinued operations – assuming dilution	0.01	—	0.05	(0.02)

Net income – assuming dilution	$0.61	$0.62	$1.86	$1.77

Dividends declared per common share	$0.25	$0.23	$0.75	$0.69

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2005	April 30, 2004
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,452	$104,551
Marketable securities	7,686	15,074
Trade receivables, less allowances	129,737	93,617
Inventories:
Finished products	188,425	104,663
Raw materials	113,038	75,164

	301,463	179,827
Assets of discontinued operations	61,746	46,202
Other current assets	31,493	11,580

Total Current Assets	587,577	450,851
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	42,460	29,076
Buildings and fixtures	169,973	122,003
Machinery and equipment	494,499	313,362
Construction in progress	44,535	70,021

	751,467	534,462
Accumulated depreciation	(243,634)	(216,941)

Total Property, Plant, and Equipment	507,833	317,521
OTHER NONCURRENT ASSETS
Goodwill	934,041	523,660
Other intangible assets, net	469,733	317,237
Marketable securities	71,276	41,589
Other assets	60,620	33,267

Total Other Noncurrent Assets	1,535,670	915,753

	$2,631,080	$1,684,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$56,393	$—
Current portion of long-term debt	17,000	—
Accounts payable	100,872	62,232
Liabilities of discontinued operations	18,746	8,548
Other current liabilities	188,472	104,440

Total Current Liabilities	381,483	175,220
NONCURRENT LIABILITIES
Long-term debt	432,300	135,000
Deferred income taxes	71,920	136,255
Other noncurrent liabilities	66,803	26,957

Total Noncurrent Liabilities	571,023	298,212
SHAREHOLDERS’ EQUITY
Common shares	14,564	12,543
Additional capital	1,227,204	829,323
Retained income	441,609	387,065
Less:
Deferred compensation	(4,951)	(6,069)
Amount due from ESOP	(7,044)	(7,584)
Accumulated other comprehensive income (loss)	7,192	(4,585)

Total Shareholders’ Equity	1,678,574	1,210,693

	$2,631,080	$1,684,125

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$103,674	$90,196
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	37,486	28,986
Amortization	1,544	1,885
Working capital changes	(21,744)	(19,056)

Net cash provided by operating activities	120,960	102,011

INVESTING ACTIVITIES
Business acquired, net of cash acquired	(99,218)	—
Proceeds from sale of businesses	46,977	—
Additions to property, plant, and equipment	(50,175)	(71,385)
Disposals of property, plant, and equipment	162	2,968
Purchase of marketable securities	(65,547)	(79,639)
Sale and maturities of marketable securities	42,357	14,292
Other – net	6,871	374

Net cash used for investing activities	(118,573)	(133,390)

FINANCING ACTIVITIES
Proceeds from long-term debt	100,000	—
Repayments of long-term debt	(37,500)	—
Proceeds from revolving credit arrangement	138,353	—
Repayments of short-term debt	(204,304)	—
Dividends paid	(41,519)	(34,266)
Purchase of treasury shares	(16,869)	(1,148)
Other – net	10,979	5,048

Net cash used for financing activities	(50,860)	(30,366)

Net cash used for discontinued operations	(1,928)	(1,831)
Effect of exchange rate changes	1,302	1,137

Net decrease in cash and cash equivalents	(49,099)	(62,439)
Cash and cash equivalents at beginning of period	104,551	170,012

Cash and cash equivalents at end of period	$55,452	$107,573

( ) Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2005, are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

Note B – Multifoods Acquisition

On June 18, 2004, the Company completed its acquisition of Minneapolis-based International Multifoods Corporation (Multifoods) in a tax-free stock transaction valued at approximately $870 million. Multifoods had consolidated net sales for the fiscal year ended February 28, 2004, of approximately $908 million. With the acquisition, the Company adds an array of North American icon brands, marketed in the center of the store, to the Smucker family of brands that includes Smucker’s, Jif, and Crisco. The Company, with the acquisition of Multifoods, added the Pillsbury baking mixes and ready-to-spread frostings; Hungry Jack pancake mixes, syrup, and potato side dishes; Martha White baking mixes and ingredients; and Pet evaporated milk and dry creamer brands to the U.S. retail business. Multifoods’ primary Canadian brands include: Robin Hood flour and baking mixes, Bick’s pickles and condiments, and Golden Temple flour and rice in the growing ethnic food category.

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

Sequential Page
No. 6

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets:
Tangible assets	$511,279
Intangible assets not subject to amortization	153,000
Goodwill	409,490

Total assets acquired	$1,073,769

Total liabilities assumed	$(203,276)

Net assets acquired	$870,493

The allocation of the purchase is preliminary and subject to adjustment following completion of the valuation process. The $409,490 of goodwill will be assigned to the U.S. retail market and special markets segments upon finalization of the allocation of purchase price and will not be deductible for tax purposes.

Had the acquisition of Multifoods occurred at the beginning of 2004, unaudited, pro forma consolidated results would have been as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Net sales	$550,000	$567,000	$1,639,000	$1,604,000
Operating income	$60,000	$76,000	$173,000	$192,000
Net income	$36,000	$44,000	$101,000	$109,000
Net income per common share – assuming dilution	$0.61	$0.77	$1.72	$1.87

The unaudited, pro forma consolidated results are based on the Company’s historical financial statements and those of the acquired business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor is it indicative of the results of operations in future periods.

The unaudited, pro forma consolidated results for the nine months ended January 31, 2004, combines the unaudited Consolidated Condensed Statement of Operations of Multifoods for the nine months ended November 29, 2003, with the Company’s unaudited Condensed Statement of Consolidated Income for the nine months ended January 31, 2004. The pro forma consolidated results for the nine months ended January 31, 2005, combines the unaudited Consolidated Condensed Statement of Operations of Multifoods for the period from May 1, 2004 until the date of acquisition with the Company’s Condensed Statement of Consolidated Income for the nine months ended January 31, 2005. Included in the Company’s Condensed Statement of Consolidated Income for the nine months ended January 31, 2005 are certain nonrecurring expenses associated with the acquisition and the start up of the Company’s Scottsville, Kentucky, Uncrustables plant.

Upon acquisition, certain executives of Multifoods were terminated in accordance with change in control provisions contained in their employment contracts. In addition, the Company announced plans to centralize all administrative and supply chain functions performed in Minnetonka, Minnesota, with the Company’s current structure and to leverage existing selling, marketing, and distribution networks. This centralization will result in the relocation or involuntary termination of former employees of Multifoods as business processes are consolidated. The Minnetonka location is expected to close by June 30, 2005. Severance agreements have been entered into with all affected employees.

Sequential Page
No. 7

The Company has recognized the severance costs as a liability assumed as of the acquisition date, resulting in additional goodwill. The following table summarizes the activity with respect to the severance liabilities established and the total amount expected to be incurred.

		Other
	Change in	Employee
	Control	Separation
Accrual for severance costs	$13,091	$11,594
Cash payments	(12,271)	(6,090)

Balance at January 31, 2005	$820	$5,504

Note C – Discontinued Operations

On June 16, 2004, the Company sold its Australian subsidiary, Henry Jones Foods (HJF) to SPC Ardmona Ltd. The transaction generated proceeds of approximately $35.7 million in cash and resulted in a gain of approximately $9 million ($5.7 million, net of tax). On October 6, 2004, the Company sold its Brazilian subsidiary, Smucker do Brasil, Ltda., to Cargill, Incorporated generating proceeds of approximately $6.8 million in cash and resulted in a loss of approximately $5.7 million ($3.6 million, net of tax).

In addition, on February 18, 2005, the Company sold the Multifoods U.S. foodservice and bakery products businesses, as well as the foodservice Canadian locations operated under the Gourmet Baker name, which were acquired as part of Multifoods. This sale to Value Creations Partners, Inc. generated proceeds of approximately $43 million, consisting of $33 million in cash and a $10 million subordinated promissory note.

The financial position, results of operations, and cash flows of these three businesses are reported as discontinued operations and all prior periods have been restated.

The following table summarizes the results of the discontinued operations included in the Condensed Statements of Consolidated Income.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Net sales	$46,662	$11,508	$121,906	$34,435
Discontinued operations, net of tax	$584	$198	$3,287	$(1,026)

Discontinued operations for the nine months ended January 31, 2005, includes a $2.0 million gain, net of taxes, on the divestitures of HJF and Smucker do Brasil, Ltda. Interest expense of $225 and $525 has been allocated to the Multifoods U.S. foodservice and bakery products businesses for the three-month and nine-month periods ended January 31, 2005, respectively.

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

If compensation costs for the stock options granted had been determined based on the fair market value method of SFAS 123, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Net income, as reported	$36,108	$31,318	$106,961	$89,170
Total stock-based compensation expense determined under fair value-based method for all awards, net of tax benefit	(1,115)	(743)	(2,588)	(2,082)

Net income, as adjusted	$34,993	$30,575	$104,373	$87,088

Earnings per common share:
Net income, as reported	$0.62	$0.63	$1.89	$1.79
Total stock-based compensation expense determined under fair value-based method for all awards, net of tax benefit	(0.02)	(0.02)	(0.05)	(0.04)

Net income, as adjusted	$0.60	$0.61	$1.84	$1.75

Net income, as reported – assuming dilution	$0.61	$0.62	$1.86	$1.77
Total stock-based compensation expense determined under fair value-based method for all awards, net of tax benefit – assuming dilution	(0.01)	(0.01)	(0.04)	(0.04)

Net income, as adjusted – assuming dilution	$0.60	$0.61	$1.82	$1.73

Note E – Restructuring

During 2003, the Company announced its plan to restructure certain operations as part of its ongoing efforts to refine its portfolio, optimize its production capacity, improve productivity and operating efficiencies, and improve the Company’s overall cost base as well as service levels in support of its long-term strategy. The Company’s strategy is to own and market leading North American icon brands sold in the center of the store.

During 2004, the Company closed its fruit processing operations at its Watsonville, California, and Woodburn, Oregon, locations and subsequently sold these facilities. In the first quarter of 2005, Uncrustables production was discontinued at the Watsonville facility and production at the West Fargo,

Sequential Page
No. 9

North Dakota, location is expected to be discontinued in fiscal 2006. In Ripon, Wisconsin, the Company completed the combination of its two manufacturing facilities into one expanded site.

In the first quarter of fiscal 2005, the Company completed a restructuring program to streamline operations in Europe and the United Kingdom including the exit of a contract packaging arrangement and certain segments of its retail business. In the third quarter of fiscal 2005, the Company announced its intent to sell its U.S. industrial business, discontinue operations at its Salinas, California, facility and restructure its U.S. distribution operations. Production from the Salinas facility will be relocated to plants in Orrville, Ohio, and Memphis, Tennessee by December 31, 2005.

Upon completion, the restructurings will result in the elimination of approximately 535 full-time positions.

The Company expects to incur total restructuring costs of approximately $40,000 related to these initiatives, of which $26,498 has been incurred from the fourth quarter of fiscal 2003 through January 31, 2005. The balance of the costs will be incurred through the third quarter of fiscal 2006. The remaining cash payments, estimated to be approximately $15 million, will be paid through the end of fiscal 2006.

The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established during fiscal 2004 and 2005 and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total
Total expected restructuring charge	$17,000	$9,000	$7,000	$7,000	$40,000

Balance at May 1, 2003	$1,116	$—	$—	$—	$1,116
First quarter charge to expense	1,752	1,385	1	75	3,213
Second quarter charge to expense	1,245	1,805	4	53	3,107
Third quarter charge to expense	1,745	363	75	316	2,499
Fourth quarter charge to expense	960	2,560	747	2,740	7,007
Cash payments	(2,421)	—	(827)	(843)	(4,091)
Noncash utilization	—	(6,113)	—	(1,192)	(7,305)

Balance at April 30, 2004	$4,397	$—	$—	$1,149	$5,546

First quarter charge to expense	770	149	1,169	920	3,008
Second quarter charge to expense	618	395	418	344	1,775
Third quarter charge to expense	2,336	296	335	385	3,352
Cash payments	(5,928)	—	(1,922)	(1,786)	(9,636)
Noncash utilization	—	(840)	—	(1,012)	(1,852)

Balance at January 31, 2005	$2,193	$—	$—	$—	$2,193

Remaining expected restructuring charge	$6,458	$992	$4,251	$1,801	$13,502

Approximately $515 and $425 of the total restructuring charges of $3,352 and $2,499 recorded in the three months ended January 31, 2005 and 2004, respectively, and $1,777 and $3,619 of the total restructuring charges of $8,135 and $8,819 recorded in the nine months ended January 31, 2005 and 2004, respectively, were reported in costs of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in costs of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs of approximately $17 million are being recognized over the estimated future service period of the related employees. The obligation related to

Sequential Page
No. 10

employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.

Long-lived asset charges include accelerated depreciation related to machinery and equipment that will be used at the affected production facilities until they close. Other costs include miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred. These costs include employee relocation, professional fees, and other closed facility costs.

Note F – Common Shares

At January 31, 2005, 150,000,000 common shares were authorized. There were 58,254,831 and 50,174,707 shares outstanding at January 31, 2005, and April 30, 2004, respectively. Shares outstanding are shown net of 6,694,725 and 6,493,226 treasury shares at January 31, 2005, and April 30, 2004, respectively.

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

Sequential Page
No. 11

The following table sets forth reportable segment information:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Net sales:
U.S. retail market	$381,381	$254,287	$1,079,899	$784,225
Special markets	168,853	89,501	472,524	272,942

Total net sales	$550,234	$343,788	$1,552,423	$1,057,167

Segment profit:
U.S. retail market	$80,296	$61,460	$229,209	$180,433
Special markets	16,559	12,548	48,226	36,305

Total segment profit	$96,855	$74,008	$277,435	$216,738

Interest income	1,044	851	2,429	1,952
Interest expense	(6,154)	(1,372)	(16,359)	(4,913)
Amortization expense	(497)	(523)	(1,544)	(1,885)
Restructuring costs	(3,352)	(2,499)	(8,135)	(8,819)
Merger and integration costs	(5,152)	—	(11,885)	—
Corporate administrative expenses	(27,110)	(21,392)	(78,288)	(59,842)
Other unallocated (expense) income	(116)	285	(643)	(176)

Income from continuing operations before income taxes	$55,518	$49,358	$163,010	$143,055

Note H – Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$35,524	$31,120	$103,674	$90,196

Denominator:
Denominator for earnings per common share – weighted-average shares	58,108,123	49,867,349	56,708,018	49,775,508
Effect of dilutive securities:
Stock options	503,913	538,724	526,238	469,217
Restricted stock	131,486	92,389	122,397	65,058

Denominator for earnings per common share – assuming dilution	58,743,522	50,498,462	57,356,653	50,309,783

Income from continuing operations per common share	$0.61	$0.62	$1.83	$1.81

Income from continuing operations per common share – assuming dilution	$0.60	$0.62	$1.81	$1.79

Sequential Page
No. 12

Note I – Financing Arrangements

Long-term debt consists of the following:

	January 31, 2005	April 30, 2004
6.77% Senior Notes due June 1, 2009	$75,000	$75,000
7.70% Series A Senior Notes due September 1, 2005	17,000	17,000
7.87% Series B Senior Notes due September 1, 2007	33,000	33,000
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	—
6.60% Senior Notes due November 13, 2009	214,300	—

Total long-term debt	449,300	135,000
Current portion of long-term debt	17,000	—

Long-term debt, net of current portion	$432,300	$135,000

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

Financing arrangements: On June 17, 2004, the Company entered into a five-year, $180 million unsecured revolving credit facility with a group of four banks. Interest on the revolving credit facility is based on prevailing U.S. Prime, Canadian Base Rate, LIBOR, or Canadian CDOR, as determined by the Company, and is payable either on a quarterly basis, or at the end of the borrowing term. At January 31, 2005, the Company had approximately $56 million outstanding under the revolving credit facility with a weighted average interest rate of 3.02 percent.

Sequential Page
No. 13

Note J – Pension and Other Postretirement Benefits

The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended January 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2005	2004	2005	2004
Service cost	$3,333	$1,038	$661	$271
Interest cost	10,555	1,655	1,479	335
Expected return on plan assets	(14,124)	(1,396)	—	—
Other	515	658	76	28

Net periodic benefit cost	$279	$1,955	$2,216	$634

	Nine months ended January 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2005	2004	2005	2004
Service cost	$5,577	$3,114	$1,383	$815
Interest cost	14,225	4,963	2,321	1,007
Expected return on plan assets	(17,830)	(4,188)	—	—
Other	1,543	1,970	228	80

Net periodic benefit cost	$3,515	$5,859	$3,932	$1,902

The Company expects to contribute approximately $12 million and $3 million to the pension and other postretirement benefit plans, respectively, in fiscal 2005.

Note K – Comprehensive Income

During the three-month periods ended January 31, 2005 and 2004, total comprehensive income was
$30,049 and $35,019, respectively. Total comprehensive income for the nine-month periods ended January 31, 2005 and 2004, was $118,738 and $101,300, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.

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

Sequential Page
No. 14

The possibility that the Company would be required to honor the contingent liabilities under the guarantee is largely dependent upon the future operations of Wellspring and the value of the underlying leased properties. Should a reserve be required in the future, it would be recorded at the time the obligation was considered to be probable and estimable.

At January 31, 2005, the Company’s guarantees outstanding for the lease obligations of Wellspring were $14,613 related to the tractor/trailer fleet lease and $11,511 related to the real estate lease.

Note M – Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs – An amendment of ARB No. 43 (SFAS 151). SFAS clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company has not yet determined the impact of adopting SFAS 151 on the results of operations or financial position.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (SFAS 123R). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 123R will not have a material impact on the Company’s results of operations or financial position.

The American Jobs Creation Act of 2004 (AJCA) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities, and includes a special one-time deduction of 85 percent of certain foreign earnings repatriated to the U.S. In December 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities as a special deduction in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s Consolidated Financial Statements in 2005. The Company has not yet completed its evaluation of the deduction for qualified domestic manufacturing activities on the Company’s future effective tax rate. The phase-out of the export incentive is not expected to have a material impact on the Company’s effective tax rate in the future. In December 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision, however, the Company does not expect the impact of repatriation of foreign earnings, if any, to have a material impact on the Company’s results of operations or financial position.

Note N – Reclassifications

Certain prior year amounts have been reclassified to conform to current year classifications.

Sequential Page
No. 15

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2005 and 2004, respectively.

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

On June 16, 2004, the Company sold its Australian subsidiary, Henry Jones Foods (HJF) to SPC Ardmona Ltd. The transaction generated proceeds of approximately $35.7 million in cash and resulted in a gain of approximately $9 million ($5.7 million, net of tax). On October 6, 2004, the Company sold its Brazilian subsidiary, Smucker do Brasil, Ltda., to Cargill, Incorporated generating cash proceeds of approximately $6.8 million and resulted in a loss of approximately $5.7 million ($3.6 million, net of tax).

On February 18, 2005, the Company sold the Multifoods U.S. foodservice and bakery products businesses, as well as the foodservice Canadian locations operated under the Gourmet Baker name, which were acquired as part of Multifoods. This sale to Value Creations Partners, Inc. generated proceeds of approximately $43 million, consisting of $33 million in cash and a $10 million subordinated promissory note.

The Australian subsidiary, the Brazilian subsidiary, and the Multifoods U.S. foodservice and bakery products businesses are considered to be discontinued operations and are excluded from the discussions below.

Net Sales

Company sales were $550.2 million for the third quarter of fiscal 2005, up 60 percent compared to $343.8 million in the third quarter of 2004. The acquired Multifoods businesses contributed $187.6 million to sales in the third quarter of 2005. Excluding the contribution of Multifoods, sales were up five percent.

Sales for the nine-month period ended January 31, 2005, were up 47 percent to $1,552.4 million compared to $1,057.2 million for the first nine months of fiscal 2004. The acquired Multifoods businesses contributed $472.1 million to sales in the first nine months of 2005. Excluding the contribution of Multifoods, sales were up two percent.

The U.S. retail market segment is comprised of the Company’s consumer and consumer oils and baking business areas. This segment represents the domestic sales of Smucker’s, Jif, Crisco, Pillsbury, Hungry Jack, Martha White, and Pet branded products to retail customers.

Sales in the U.S. retail market segment for the third quarter of 2005 were $381.4 million, compared to $254.3 million in the third quarter of 2004, an increase of 50 percent. The Multifoods brands contributed $111.2 million of the segment’s sales in the quarter. Sales of Smucker’s, Jif and Crisco combined to increase over six percent compared to last year. Sales in the first nine months of 2005 were $1,079.9 million, compared to $784.2 million last year, an increase of 38 percent. The Multifoods brands contributed $277.1 million of sales for the first nine months of 2005. Excluding the contribution from Multifoods, sales in the U.S. retail market segment increased two percent in the first nine months of 2005 compared to the first nine months of last year.

Sequential Page
No. 16

During the third quarter of 2005, sales in the consumer area increased 21 percent over the third quarter of last year, driven by the addition of Hungry Jack, growth in the Smucker’s and Jif brands, and continued growth of Uncrustables in the retail channel. In the consumer oils and baking area, sales more than doubled in the third quarter of 2005 compared to 2004, due to the addition of the Pillsbury, Martha White, and Pet brands and a six percent increase in Crisco sales. During the third quarter of 2005, the Company implemented a six percent price decrease on Crisco oil products.

The special markets segment is comprised of the international, foodservice, beverage, industrial, and Canada business areas. The Canadian business acquired from Multifoods has been combined with the Company’s previous Canadian business to form the new Canada business area.

Sales in the special markets segment were $168.9 million in the third quarter of 2005, compared to $89.5 million for the third quarter of 2004. Multifoods contributed $76.5 million of the segment’s sales in the quarter. All business areas were up with the exception of the U.S. industrial business, which the Company previously announced was being divested. Key contributors included the beverage business, up seven percent, and the foodservice business, up ten percent with growth in Uncrustables in the schools market and traditional portion control items. Excluding the contribution from Multifoods and the industrial business, sales in the special markets segment increased ten percent in the third quarter of 2005 as compared to the third quarter of last year.

Sales for the first nine months of 2005 in the special markets segment were $472.5 million, compared to $272.9 million last year. Multifoods contributed $194.9 million in sales for the first nine months of 2005. Excluding the Multifoods sales and the industrial business, special markets increased six percent in the first nine months of 2005 compared to the first nine months of last year.

Operating Income

The following table presents components of operating income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

Gross profit	31.7%	36.8%	32.7%	35.8%
Selling, distribution, and administrative:
Marketing and selling	9.8%	11.4%	10.5%	12.0%
Distribution	2.9%	2.2%	2.8%	2.0%
General and administrative	6.6%	8.2%	6.8%	7.6%

Total selling, distribution, and administrative	19.3%	21.8%	20.1%	21.6%

Restructuring and merger and integration	1.5%	0.6%	1.2%	0.5%

Operating income	10.9%	14.4%	11.4%	13.7%

Operating income in the third quarter of 2005 increased 21 percent from the third quarter last year. As expected, operating margin decreased from 14.4 percent in the third quarter of 2004 to 10.9 percent in the third quarter of 2005. The Company’s gross margin decreased from 36.8 percent in the third quarter of last year to 31.7 percent in the third quarter of this year, due primarily to the impact of the Multifoods businesses, which currently earns a lower margin than the Company’s base business, higher raw material costs, and costs associated with the start up of the Scottsville, Kentucky facility. During the first quarter of fiscal year 2005, the Company commenced operations of its Uncrustables facility in Scottsville. As previously announced, the new facility has experienced a longer ramp-up schedule than originally anticipated. The Company incurred approximately $6.1 million in costs associated with the start-up during the third quarter of 2005 and $12.2 million during the first nine months of 2005. These costs

Sequential Page
No. 17

consist primarily of additional labor, materials, and unabsorbed overhead. An increase in restructuring costs, and merger and integration expenses further impacted operating margin.

Year-to-date operating income increased $31.2 million or 21 percent over last year and operating margin declined from 13.7 percent to 11.4 percent, due to the same factors noted above.

Selling, distribution, and administrative expenses (SD&A) as a percentage of sales declined from 21.8 percent in the third quarter of 2004 to 19.3 percent in the current quarter. For the first nine months of 2005, SD&A as a percentage of sales declined from 21.6 percent to 20.1 percent.

Other

Interest expense increased from $1.4 million in the third quarter of 2004 to $6.2 million in the third quarter of 2005, and from $4.9 million for the first nine months of 2004 to $16.4 million in the first nine months of 2005, as a result of an increase in the Company’s debt outstanding associated with the acquisition of Multifoods.

Income taxes in the third quarter of 2005 were $20.0 million compared to $18.2 million in the third quarter of 2004, an increase of ten percent. For the nine months ended January 31, 2005 and 2004, income taxes were $59.3 million and $52.9 million, respectively, an increase of 12 percent. The increase in income taxes was less than the percent increase in income from continuing operations due to a lower consolidated effective tax rate. The consolidated effective tax rate was 36.4 percent for the nine months ended January 31, 2005, compared to 37.0 percent for the nine months ended January 31, 2004. The lower effective tax rate resulted primarily from the tax structure of the acquired Multifoods business in Canada.

Financial Condition — Liquidity and Capital Resources

	Nine Months Ended January 31,

(Dollars in thousands)	2005	2004

Net cash provided by continuing operating activities	$120,960	$102,011
Net cash used for investing activities	$(118,573)	$(133,390)
Net cash used for financing activities	$(50,860)	$(30,366)

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at January 31, 2005, were $134.4 million compared to $161.2 million at April 30, 2004, and $172.6 million at January 31, 2004. The decrease was primarily the result of the Company’s use of available funds to finance the cash portion of the Multifoods acquisition.

Historically, the Company’s working capital requirements are greatest during the first half of its fiscal year. The addition of the Multifoods businesses further increases the working capital needs during the first six months of the fiscal year. This is due primarily to the need to build inventory levels in advance of the “fall bake” season and the seasonal procurement of raw materials used in the Company’s pickle and condiment business in Canada. Working capital, excluding cash and short-term investments, as a percent of twelve month sales decreased from 9.6 percent for the rolling twelve month period ended January 31, 2004, to 5.4 percent for the rolling twelve month period ended January 31, 2005.

Cash provided by operating activities was approximately $121 million during the first nine months of 2005. The positive cash generated during the first nine months resulted from the increase in income from continuing operations partially offset by increases in working capital requirements. The increase in working capital consisted primarily of higher inventory balances and a reduction in accounts payable and other current liabilities.

Sequential Page
No. 18

Net cash used for investing activities in the first nine months of the year included the use of approximately $99 million in cash to finance the Multifoods acquisition, offset by the proceeds from the sale of HJF and the Brazilian subsidiary. Capital expenditures were approximately $50 million during the first nine months of 2005. This compares to $71 million for the comparable period last year. The majority of the capital expenditures during the comparable period last year were associated with the construction of the Uncrustables plant in Scottsville, Kentucky. The Company expects capital expenditures of approximately $70 million for the full 2005 fiscal year. The Company expects to incur approximately $90 million in merger related costs with the majority of the cash payments to occur in 2005.

During the first quarter of 2005, the Company entered into two separate financing arrangements in order to provide the necessary funding requirements to complete the acquisition. On May 27, 2004, the Company issued $100 million of 4.78 percent, senior, unsecured notes due June 1, 2014. Subsequently, on June 18, 2004, the Company entered into a five-year, $180 million unsecured revolving credit facility with a group of four banks. Interest on this bank debt is based on prevailing U.S. Prime, Canadian Base Rate, LIBOR, or Canadian CDOR, as determined by the Company, and is payable either on a quarterly basis, or at the end of the borrowing term.

At January 31, 2005, the Company had a balance outstanding of approximately $56 million against the revolver. The Company used the proceeds to retire Multifoods’ debt outstanding at the time of the closing of the acquisition, to fund merger related costs incurred during the first nine months of 2005, and to provide for working capital requirements. In addition, the Company paid dividends of $42 million during the first nine months of 2005. During the third quarter, the Company paid down approximately $25 million of the borrowings against the revolver.

During the second quarter of 2005, the Company’s Board of Directors authorized management to repurchase up to one million shares of its common stock. The buyback program will be implemented throughout the fiscal year, and beyond if necessary, at management’s discretion. In conjunction with this program, on October 13, 2004, the Company announced a voluntary odd-lot program which allowed shareholders with fewer than 100 shares to either sell all of their shares or to purchase additional shares to increase their holdings up to 100 shares. The program ended on December 17, 2004, and the Company repurchased 59,478 common shares after taking into effect shareholders who opted to increase their holdings to 100 shares. In addition to the voluntary odd-lot program, the Company repurchased 309,200 shares on the open market through January 31, 2005. The Company used cash of approximately $17 million for these repurchases. As a result of these activities, the Company has reduced its shareholder base by approximately 63,000 shareholders or approximately 13 percent.

In conjunction with the acquisition of Multifoods, the Company has assumed certain guarantees that resulted from the sale by Multifoods, in September 2002, of its foodservice distribution business to Wellspring Distribution Corporation (Wellspring). These guarantees relate to certain real estate and tractor/trailer fleet lease obligations of the business. The guarantee requires the lessor to pursue collection and other remedies against Wellspring before demanding payment from the Company. In addition, the Company’s obligation is limited to 75 percent of the amount outstanding after the lessor has exhausted its remedies against Wellspring. The fleet guarantee will expire in September 2006 and the real estate guarantees will expire in September 2010. At January 31, 2005, the Company’s outstanding guarantees for the lease obligations of Wellspring were $14.6 million related to the tractor/trailer fleet lease and $11.5 million related to the real estate lease.

The possibility that the Company would be required to honor the contingent liabilities under the guarantee is largely dependent upon the future operations of Wellspring and the value of the underlying leased properties. Should a reserve be required in the future, it would be recorded at the time the obligation was considered to be probable and estimable.

Sequential Page
No. 19

Assuming there are no other material acquisitions or other significant investments, the Company believes that cash on hand and investments combined with cash provided by operations, proceeds from the sale of the Company’s industrial business and the Multifoods U.S. foodservice and bakery products business, and borrowings available under the revolving credit facility, will be sufficient to meet the remainder of its 2005 cash requirements, including the payment of dividends, repurchase of common shares, and interest on debt outstanding.

Subsequent to the end of the quarter, a major U.S. food retailer declared Chapter 11 bankruptcy. The Company’s exposure related to this customer is not considered material.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at January 31, 2005.

		Remainder of	2006 -	2008 -	After
(Dollars in millions)	Total	2005	2007	2009	2009

Long-term debt obligations	$449.3	—	$17.0	$33.0	$399.3
Operating lease obligations	2.5	.6	1.8	0.1	—
Purchase obligations	453.3	157.7	277.6	14.8	3.2
Other long-term liabilities	138.7	—	—	—	138.7

Total	$1,043.8	$158.3	$296.4	$47.9	$541.2

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

Sequential Page
No. 20

Certain Forward-Looking Statements

This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the success and cost of integrating Multifoods into the Company;

•	the Company’s ability to effectively ramp-up and manage capacity related to Uncrustables products at the Scottsville, Kentucky, facility, and the costs associated to do so;

•	the finalization of the allocation of the Multifoods purchase price to the underlying assets acquired and liabilities assumed and the impact it could have on future depreciation and amortization expense;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Multifoods businesses, the Company’s existing businesses, and in their respective markets;

•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;

•	the ability to successfully implement price changes, particularly in the consumer oils and baking business;

•	the success and cost of introducing new products, notably Uncrustables products;

•	the timing and amount of capital expenditures, restructuring, and merger and integration costs;

•	the ability to achieve the amount and timing of the estimated savings associated with the Multifoods acquisition;

•	the exact timing and costs associated with the closing of the Salinas, California, facility and the restructuring of the distribution network;

•	the strength of commodity markets from which raw materials are procured and the related impact on costs;

•	raw material, ingredient, and energy cost trends;

•	foreign currency exchange and interest rate fluctuations;

•	general competitive activity in the market; and

•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 21

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of January 31, 2005, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. In addition, no change in internal control over financial reporting occurred during the quarter ended January 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Sequential Page
No. 22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 7, 2004, the Company entered into a Settlement Agreement with all plaintiffs and their counsel in all of the Simply 100% Fruit cases. On February 10, 2005, the Court in the lead case of Smith v JM Smucker Co (No. 03 CH 08522, Circuit Court of Illinois, Cook County, Chancery Division), granted final approval of the settlement agreement. The costs associated with the settlement of these suits will not have a material impact on the results of operations, financial position, or cash flows of the Company.

The Company continues to vigorously defend the two Dickinson’s Purely Fruit cases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (a) Not applicable.

    (b) Not applicable.

    (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

				Maximum
				number (or
			Total number of	approximate
			shares	dollar value) of
			purchased as	shares that may
			part of publicly	yet be
	Total number of		announced	purchased
	shares	Average price	plans or	under the plans
Period	purchased	paid per share	programs	or programs

November 1, 2004 - November 30, 2004	56,478	$43.80	56,478	943,522
December 1, 2004 - December 31, 2004	319,984	$46.15	309,200	634,322
January 1, 2005 - January 31, 2005	3,000	$46.03	3,000	631,322

Total	379,462	$45.79	368,678	631,322

Item 6. Exhibits

See the Index of Exhibits that appears on Sequential Page No. 24 of this report.

Sequential Page
No. 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 11, 2005	THE J. M. SMUCKER COMPANY

/s/ Timothy P. Smucker

BY TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

/s/ Richard K. Smucker

BY RICHARD K. SMUCKER
President, Co-Chief Executive Officer

/s/ Mark R. Belgya

BY MARK R. BELGYA
Vice President, Chief Financial Officer and Treasurer

Sequential Page
No. 24

INDEX OF EXHIBITS

Assigned
Exhibit
No.*	Description

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.3	Certification of Mark R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Exhibits 2, 3, 4, 10, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.