Form 10-K
period 2005-04-30
SMUCKER J M CO
filed 2005-07-12
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended April 30, 2005
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 1-5111

THE J. M. SMUCKER COMPANY

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation	34-0538550 (I.R.S. Employer Identification No.)
or organization)

One Strawberry Lane
Orrville, Ohio	44667-0280
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (330) 682-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	New York Stock Exchange
Rights to purchase preferred shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☑ No ☐

     The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2004, was $2,387,354,779. As of June 30, 2005, 58,700,018 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant’s definitive Proxy Statement, dated July 11, 2005, for the August 19, 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report, and certain sections of the 2005 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

     The exhibit index for this report begins on page 18.

PART I

Item 1. Business.

     The Company. The J. M. Smucker Company (“the Company”) was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker’s (a registered trademark), operates principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis although the majority of the Company’s sales are in the United States. The Company’s operations outside the United States are principally in Canada although products are exported to other countries as well. Sales outside the United States represent approximately 18 percent of total consolidated Company sales for fiscal 2005.

     The Company’s U.S. retail market segment includes the consumer and consumer oils and baking businesses and represents a strategic focus area for the Company – the sale of branded food products with leadership positions to consumers through mainstream domestic retail outlets in North America. The special markets segment represents the aggregation of the foodservice, beverage, Canada, international, and industrial businesses.

     On June 18, 2004, the Company completed its acquisition of International Multifoods Corporation (“Multifoods”). Information regarding the acquisition is hereby incorporated by reference to the 2005 Annual Report to Shareholders, on pages 32 through 34 under “Note B: Multifoods Acquisition.”

     On June 16, 2004, the Company sold its Australian subsidiary, Henry Jones Foods, Pty. Ltd. to SPC Ardmona Ltd. On October 6, 2004, the Company sold its Brazilian subsidiary, Smucker do Brasil, Ltda., to Cargill, Incorporated. On February 18, 2005, the Company sold the Multifoods U.S. Foodservice and bakery products businesses, as well as the Canadian foodservice locations operated under the Gourmet Baker name, which were acquired as part of Multifoods, to Value Creation Partners, Inc. Information regarding these divestitures is hereby incorporated by reference to the 2005 Annual Report to Shareholders, on pages 34 and 35 under “Note C: Discontinued Operations.”

     Principal Products. The principal products of the Company, which are sold in both the Company’s U.S. retail market segment and special markets segment, are peanut butter, shortening and oils, fruit spreads, flour and baking ingredients, baking mixes and ready-to-spread frostings, potato mixes, fruit and vegetable juices, beverages, dessert toppings, syrups, pickles and condiments, and frozen sandwiches.

     Product sales information for the years 2005, 2004, and 2003 is hereby incorporated by reference to the 2005 Annual Report to Shareholders, on pages 37 through 39 under “Note F: Reportable Segments.”

     In the U.S. retail market segment, the Company’s products are primarily sold through brokers to food retailers, food wholesalers, club stores, mass merchandisers, and military commissaries. In the special markets segment, the Company’s products are distributed through retail channels, foodservice distributors and operators (i.e., hotels and restaurants, schools and universities, healthcare operators), other food manufacturers, health and natural food stores, and in foreign countries.

     Sources and Availability of Raw Materials. The raw materials used by the Company are primarily commodities and agricultural-based products. The fruit, pickle, and condiment raw materials used by the Company in the production of its food products are purchased from independent growers and suppliers. Sweeteners, peanuts, oils, wheat and flour, and other ingredients are obtained from various other sources. Although availability and costs may vary from year to year, raw materials are available from numerous sources and the Company believes that it will continue to be able to obtain adequate supplies.

     Trademarks and Patents. The Company’s products are produced under certain patents and marketed under numerous trademarks owned by the Company or one of its subsidiaries. Major trademarks, utilized primarily in the U.S. retail market, include: Smucker’s, Jif, Crisco, Pillsbury, Martha

White, Hungry Jack, Uncrustables, Simply Jif, Golden Temple, Softasilk, Dickinson’s, Adams, Laura Scudder’s, Goober, Idaho Spuds, Pet, Magic Shell, and Simple Measures. Major trademarks primarily utilized in the special markets include: Smucker’s, Jif, Crisco, Bick’s, Robin Hood, R. W. Knudsen Family, Golden Temple, Santa Cruz Organic, Spritzer, Double Fruit, Simply Nutritious, Recharge, and Red River. In addition, the Company or one of its subsidiaries licenses the use of several other trademarks, none of which individually is material to the Company’s business.

     Other slogans or designs considered to be important trademarks include (without limitation) the slogan, “With a name like Smucker’s, it has to be good,” “Choosy Moms Choose Jif,” “Choosy Dads Choose Jif,” “Great Meals Start Here,” “Start Something Good with Crisco,” “We’ve Got Ice Cream Covered,” “The Spread that Makes Bread Smile,” “For the Hungry Jack in Your House,” “Goodness Gracious, It’s Good,” the Smucker’s banner, the Crock Jar shape, the Gingham design, and the Strawberry logo. The Pillsbury Barrelhead and Pillsbury Doughboy are registered trademarks of The Pillsbury Company, used under a 20-year, perpetually renewable, royalty-free license.

     The Company considers all of these trademarks and the Pillsbury license to be essential to its business.

     Seasonality. The Company’s consumer oils and baking business is moderately seasonal around the “fall bake” period and as a result impacts sales and profits in the Company’s second and third quarters. The overall impact, however, is not considered significant.

     Working Capital. Working capital requirements are greatest during the first half of the Company’s fiscal year due to the timing of fruit and pickle procurement and the buildup of inventories necessary to support the “fall bake” season.

     Customers. Sales to Wal-Mart Stores, Inc., and subsidiaries amounted to approximately 16 percent, 16 percent, and 14 percent of net sales in 2005, 2004 and 2003, respectively. These sales are primarily included in the U.S. retail market. No other customer exceeded ten percent of net sales for any year.

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

     The Jif brand has been a leader in the peanut butter category for over 20 years, while the Company’s natural peanut butter business, sold under the Smucker’s, Adam’s, and Laura Scudder’s brands, maintains a strong leadership position in the natural peanut butter category. Crisco has been a leader in the shortening and cooking oils category for over 50 years. Crisco holds the number one position among branded competitors in both the oils and shortening categories. The oils category in which Crisco competes is a more competitive category than the others in which the Company’s brands compete due to a larger private label presence and more volatile commodity pricing. The Company’s fruit spread brands, including Smucker’s and Dickinson’s, compete with three major branded lines of fruit spreads and many private label brands. The competing brands exist on both a national and regional level.

     The Company competes in the dessert and baking mixes (“DBM”) market that includes mixes for cakes, cookies, brownies, muffins, and quickbreads, as well as ready-to-spread frostings and ingredients used in scratch baking such as flour. Within the DBM category, the Company competes primarily with Betty Crocker, which is marketed by General Mills, Inc., and Duncan Hines, which is marketed by

Pinnacle Food Group, Inc. The Company’s Hungry Jack brand competes in three primary market categories: pancake mix, dehydrated potatoes, and table syrup. The Company competes primarily with Aunt Jemima, which is marketed by PepsiCo’s Quaker Foods North America segment, in pancake mix and table syrups, Mrs. Butterworth’s and Log Cabin which is marketed by Pinnacle Food Group, Inc., in table syrups, and Betty Crocker in dehydrated potatoes.

     The continued growth of alternative store formats, product and packaging innovations, technological advances, and new industry techniques have all added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, packaging, customer service, advertising, and promotion. Positive factors pertaining to the Company’s competitive position include well-recognized brands, strong brand management, varied product offerings, product innovation, and a strong distribution network.

     Research and Development. The Company predominantly utilizes in-house resources to both develop new products and improve existing products in each of its business areas. Amounts expensed for product development approximated $10,397,000, $7,496,000, and $6,354,000 in 2005, 2004, and 2003, respectively.

     Environmental Matters. Compliance with the provisions of federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon the Company’s capital expenditures, earnings, or competitive position.

     However, on May 5, 2005, representatives from the California Environmental Protection Agency Department of Toxic Substances Control (“CEPA”) informed Smucker Quality Beverages, Inc., a wholly-owned subsidiary of the Company (“SQB”), that CEPA is conducting an investigation to identify a source area for chlorinated volatile organic compounds that have been found in domestic water supply wells at residential properties near SQB’s property at Speedway Ave, Chico, California. It is possible that CEPA will identify the SQB Chico property as a contributing source of the contamination because of the operations of prior owners of the property. In such event, SQB may be responsible for investigation and remediation expenses, the full amount of which cannot reasonably be estimated at this time. The water used at the Chico facility and in the manufacturing process is purified and does not contain chlorinated volatile organic compounds.

     Employees. At April 30, 2005, the Company had approximately 3,700 full-time employees, worldwide. Approximately 1,400 of these employees, located at 12 facilities, are covered by union contracts. These contracts vary in term depending on the location. The Company believes its relations with its current employees are generally good.

Executive Officers of the Company

     The names, ages as of July 1, 2005, and current positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer of the Company for more than five years.

				Served
				as an
		Years with		Officer
Name	Age	Company	Position	Since

Timothy P. Smucker	61	36	Chairman and Co-Chief Executive Officer	1973
Richard K. Smucker	57	32	President and Co-Chief Executive Officer	1974
Mark R. Belgya	44	20	Vice President, Chief Financial Officer and Treasurer (1)	1997
Vincent C. Byrd	50	28	Senior Vice President, Consumer Market (2)	1988
Barry C. Dunaway	42	18	Vice President, Corporate Development (3)	2001
Fred A. Duncan	59	27	Senior Vice President, Special Markets (4)	1984
Robert E. Ellis	58	27	Vice President, Human Resources	1996
M. Ann Harlan	45	6	Vice President, General Counsel and Secretary (5)	2002
Donald D. Hurrle, Sr.	56	28	Vice President, Sales, Grocery Market (6)	2001
Richard G. Jirsa	59	30	Vice President and Corporate Controller (7)	1978
John F. Mayer	49	13	Vice President, Customer Development (8)	2004
John D. Milliken	59	31	Vice President, Logistics and Western Operations	1981
Steven Oakland	44	22	Vice President and General Manager, Consumer Oils and Baking (9)	1999
Andy G. Platt	49	22	Vice President, Information Services and Chief Information Officer (10)	2004
Christopher R. Resweber	43	17	Vice President, Marketing Services (11)	2004
Mark T. Smucker	35	9	Vice President and Managing Director, Canada (12)	2001
Richard F. Troyak	57	26	Vice President, Operations	1998
Paul Smucker Wagstaff	35	9	Vice President and General Manager, Foodservice Market (13)	2001

(1)	Mr. Belgya was elected to his present position in January 2005, having served as Vice President and Treasurer from February 2004 to December 2004, as Treasurer from June 2001 to January 2004, and as Corporate Controller from August 1997 to May 2001.

(2)	Mr. Byrd was elected to his present position in February 2004, having served as Vice President and General Manager, Consumer Market from January 1995 to January 2004.

(3)	Mr. Dunaway was elected to his present position in November 2001, having served as Director, Corporate Development and Strategic Planning since February 2000. Prior to that time, he served as Director, Business Development – Europe and Middle East since January 1996.

(4)	Mr. Duncan was elected to his present position in February 2004, having served as Vice President, Special Markets from November 2001 to January 2004. Prior to that time, he served as Vice President and General Manager, Industrial Market since February 1995.

(5)	Ms. Harlan was elected Vice President in February 2004. She was elected Secretary in June 2003, having served as Assistant Secretary since August 2000. She was elected General Counsel in April 2002, having served as Assistant General Counsel since January 1999.

(6)	Mr. Hurrle was elected to his present position in April 2001, having served as National Sales Manager – Grocery since November 1990.

(7)	Mr. Jirsa was elected to his present position in February 2004, having served as Vice President,

Information Services and Corporate Controller since June 2001. Prior to that time, he served as Vice President, Information Systems since August 1997.

(8)	Mr. Mayer was elected to his present position in August 2004, having served as Director, Customer Development since September 1993.

(9)	Mr. Oakland was elected to his present position in November 2001, having served as Vice President and General Manager – Foodservice Market since February 1999. Prior to that time, he served as General Manager, JM Smucker (Canada) Inc. since July 1995.

(10)	Mr. Platt was elected to his present position in February 2004, having served as Director, Business Technology from August 2002 to January 2004. Prior to that time, he served as Director, Customer Service since February 1997.

(11)	Mr. Resweber was elected to his present position in August 2004, having served as Director, Marketing Services and Consumer Direct since April 2001. Prior to that time, he served as Director, Marketing, Fruit Spreads since December 1995.

(12)	Mr. Mark Smucker was elected to his present position in June 2004, having served as Vice President and General Manager, International Market from November 2001 to May 2004. Prior to that time, he served as General Manager and Managing Director, Smucker do Brasil since January 2000 and Director, Business Development – South America from January 1997 to December 1999.

(13)	Mr. Wagstaff was elected to his present position in November 2001, having served as General Manager, Uncrustables Market since May 2000. Prior to that time, he served as Product Manager, Toppings, Peanut Butter, and Specialties since January 1997.

     Segment and Geographic Information. Information concerning reportable segments including international operations for the years 2005, 2004, and 2003 is hereby incorporated by reference to the 2005 Annual Report to Shareholders, on pages 37 through 39, under “Note F: Reportable Segments.” The Company’s Canada sales primarily represents the sale of Canadian produced product to Canadian customers.

     Certain Forward-Looking Statements. This report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are hereby incorporated by reference to the Company’s 2005 Annual Report to Shareholders under “Certain Forward-Looking Statements” on page 19.

     Available Information. Access to all Securities and Exchange Commission (“SEC”) filings made by the Company, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, is provided, free of charge, on the Company’s Web site (www.smuckers.com) as soon as reasonably practicable after it files those reports electronically with the SEC.

Item 2. Properties.

     The table below lists all of the Company’s manufacturing and fruit processing facilities at April 30, 2005. All of the Company’s properties are maintained and updated on a regular basis, and the Company continues to make investments for expansion and technological improvements. The Company believes that existing capacity at these facilities is sufficient to sustain current operations and anticipated growth.

     The properties listed below are owned, except for the West Fargo, North Dakota, and the land at the Pt. Colborne, Ontario, facility and the Montreal, Quebec, bakery mix facility that are leased. There are no material performance obligations associated with the properties listed below. The Company’s corporate headquarters are located in Orrville, Ohio and the Company’s Canadian headquarters are located in Markham, Ontario. The locations indicated by an asterisk are currently expected to close during fiscal 2006 as part of the Company’s restructuring plans as described in the Company’s 2005 Annual Report to Shareholders on pages 36 and 37 under “Note E: Restructuring.”.

Domestic Locations	Products Produced

Chico, California	Fruit and vegetable juices, beverages
Cincinnati, Ohio	Shortening and oils
Grandview, Washington	Grapes, cherries, strawberries, cranberries, apples, boysenberries, blackberries, red raspberries, red currants, and pears
Havre de Grace, Maryland	Fruit and vegetable juices, beverages
Lexington, Kentucky	Peanut butter
Memphis, Tennessee	Fruit spreads, toppings
New Bethlehem, Pennsylvania	Peanut butter and Goober products
Orrville, Ohio	Fruit spreads, toppings, syrups
Oxnard, California	Strawberries
Ripon, Wisconsin	Fruit spreads, toppings, condiments
Salinas, California*	Fruit spreads, toppings, syrups
Scottsville, Kentucky	Uncrustables sandwiches
Toledo, Ohio	Consumer bakery mixes and frostings
West Fargo, North Dakota*	Uncrustables sandwiches

International Locations	Products Produced

Burlington, Ontario, Canada	Consumer bakery mixes
Delhi Township, Ontario, Canada	Consumer pickle tank farm
Dunnville, Ontario, Canada	Consumer pickles and relish condiments
Montreal, Quebec, Canada	Consumer flour mill
Montreal, Quebec, Canada	Consumer bakery mixes
Pt. Colborne, Ontario, Canada	Consumer flour mill
Ste. Marie, Quebec, Canada	Fruit spreads, sweet spreads, industrial products
Saskatoon, Saskatchewan, Canada	Consumer flour and oat mill, bakery mixes

Livingston, Scotland	Industrial fruit products

Item 3. Legal Proceedings.

     On May 5, 2005, representatives from the California Environmental Protection Agency Department of Toxic Substances Control (“CEPA”) informed Smucker Quality Beverages, Inc., a wholly-owned subsidiary of the Company (“SQB”), that CEPA is conducting an investigation to identify a source area for chlorinated volatile organic compounds that have been found in domestic water supply wells at residential properties near SQB’s property at Speedway Ave, Chico, California. It is possible that CEPA will identify the SQB Chico property as a contributing source of the contamination because of the operations of prior owners of the property. In such event, SQB may be responsible for investigation and remediation expenses, the full amount of which cannot reasonably be estimated at this time. The water used at the Chico facility and in the manufacturing process is purified and does not contain chlorinated volatile organic compounds.

Item 4. Submissions of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     (a) The information pertaining to the market for the Company’s common shares and other related shareholder information is hereby incorporated by reference to the Company’s 2005 Annual Report to Shareholders under “Stock Price Data” on page 10.

     (b) Not applicable.

     (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				number (or
			Total number of	approximate
			shares	dollar value) of
			purchased as	shares that may
			part of publicly	yet be
	Total number of		announced	purchased
	shares	Average price	plans or	under the plans
Period	purchased	paid per share	programs	or programs

February 1, 2005-February 28, 2005	684	$47.49	—	631,322
March 1, 2005-March 31, 2005	9,826	$50.28	—	631,322
April 1, 2005-April 30, 2005	—	—	—	631,322

Total	10,510	$50.10	—	631,322

(a)	All repurchases in the table represent shares repurchased from stock option recipients in lieu of cash payments for the exercise price of employee stock options.

(d)	During the second quarter of 2005, the Company’s Board of Directors authorized management to repurchase up to one million shares of its common stock. The buyback program will be implemented at management’s discretion. The Company has repurchased 368,678 common shares through April 30, 2005.

Item 6. Selected Financial Data.

     Five-year summaries of selected financial data for the Company and discussions of items which materially affect the comparability of the selected financial data are hereby incorporated by reference to the Company’s 2005 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 9, “Note A: Accounting Policies” on pages 28 through 32, “Note B: Multifoods Acquisition” on pages 32 through 34, “Note C: Discontinued Operations” on pages 34 and 35, “Note D: Merger” on pages 35 and 36, and “Note E: Restructuring” on pages 36 and 37.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Management’s discussion and analysis of results of operations and financial condition, including a discussion of capital resources and liquidity, and critical accounting estimates and policies, is hereby incorporated by reference to the Company’s 2005 Annual Report to Shareholders under “Management’s Discussion and Analysis,” on pages 11 through 19.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and qualitative disclosures about market risk are hereby incorporated by reference to the Company’s 2005 Annual Report to Shareholders under “Derivative Financial Instruments and Market Risk” on pages 18 and 19.

Item 8. Financial Statements and Supplementary Data.

     Consolidated financial statements of the Company at April 30, 2005 and 2004, and for each of the years in the three-year period ended April 30, 2005, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are hereby incorporated by reference to the Company’s 2005 Annual Report to Shareholders under “Summary of Quarterly Results of Operations” on page 10 and beginning with “Report of Management on Internal Control Over Financial Reporting” on page 20 through “Report of Management on Responsibility for Financial Reporting” on page 55. The related financial statement schedule is filed as part of this Form 10-K on Schedule II.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of April 30, 2005, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The reports of management and the independent registered public accounting firm on internal controls over financial reporting are hereby incorporated by reference to the Company’s 2005 Annual Report to Shareholders under “Report of Management on Internal Control Over Financial Reporting” on page 20, and under “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 21.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding directors and nominees for directorship is incorporated herein by reference to the Company’s definitive Proxy Statement, dated July 11, 2005, for the 2005 Annual Meeting of Shareholders on August 19, 2005, on pages 5 through 7 under the caption “Election of Directors.” Information regarding audit committee members and audit committee financial experts is incorporated herein by reference to the Company’s definitive Proxy Statement, dated July 11, 2005, for the 2005 Annual Meeting of Shareholders on August 19, 2005, on page 14 under the caption “Report of the Audit Committee.” Information regarding material changes to the procedures by which security holders may recommend nominees to the Company’s Board is incorporated herein by reference to the Company’s definitive Proxy Statement, dated July 11, 2005, for the 2005 Annual Meeting of Shareholders on August 19, 2005, on page 8 under the caption “Shareholder Recommendations for Director Nominees.”

     Information regarding executive officers of the Company is hereby incorporated by reference to Part I of this Annual Report on Form 10-K on pages 5 and 6.

     Information regarding regarding Section 16(a) reporting compliance is incorporated herein by reference to the Company’s definitive Proxy Statement, dated July 11, 2005, for the 2005 Annual Meeting of Shareholders on August 19, 2005, under the caption “Section 16(a) Beneficial Ownership Compliance” on page 28.

     At its April 2003 Board meeting, the Company’s Board of Directors adopted a revised Policy on Ethics and Conduct, further revised April 2005, which applies to the Company’s directors, principal executive officers, principal financial officer, and principal accounting officers. The Company’s Board of Directors have adopted revised charters for each of the Audit, Executive Compensation, and Nominating and Corporate Governance committees and its Corporate Governance Guidelines. The Corporate Governance Guidelines were subsequently amended to reflect “Independent Directors” standards under the final rules of the New York Stock Exchange (NYSE Rule 303A.02). Copies of these documents are available on the Company’s Web site (www.smuckers.com).

Item 11. Executive Compensation.

     Information regarding the compensation of directors and executive officers is incorporated by reference to the Company’s definitive Proxy Statement, dated July 11, 2005, for the 2005 Annual Meeting of Shareholders on August 19, 2005, on pages 11 and 12 under the caption “Director Compensation,” and beginning with “Report of the Executive Compensation Committee” on page 16 and continuing through the compensation tables ending on page 25.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information regarding security ownership of certain beneficial owners, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference to the Company’s definitive Proxy Statement, dated July 11, 2005, for the 2005 Annual Meeting of Shareholders on August 19, 2005, on pages 27 through 28, under “Ownership of Common Shares.”

     Information regarding securities the Company has authorized for issuance under equity compensation plans as of April 30, 2005, is hereby incorporated by reference to the Company’s definitive Proxy Statement, dated July 11, 2005, for the 2005 Annual Meeting of Shareholders on August 19, 2005, on page 29, under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is hereby incorporated by reference to the Company’s definitive Proxy Statement dated July 11, 2005, for the 2005 Annual Meeting of Shareholders on August 19, 2005, under the caption “Election of Directors” on page 5 through 7 and under the caption “Related Party Transactions” on page 25.

Item 14. Principal Accountant Fees and Services.

     Information regarding accountants’ fees and services is hereby incorporated by reference to the Company’s definitive Proxy Statement dated July 11, 2005, for the 2005 Annual Meeting of Shareholders on August 19, 2005, on page 15, under the caption “Independent Auditors’ Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

2.2
Agreement and Plan of Merger, dated March 7, 2004, by and among The J. M. Smucker Company, International Multifoods Corporation, and MIX Acquisition Corporation incorporated by reference to Form 8-K filed on March 8, 2004.

3.1	Amended Articles of Incorporation incorporated by reference to Amendment No. 3 to Form S-4 filed on February 28, 2002.

3.2	Amended Regulations incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

4
Amended and Restated Rights Agreement, dated as of August 28, 2000, by and between the Company and ComputerShare Investor Services, LLC (successor to Harris Trust and Savings Bank) incorporated by reference to the Registration Statement on Form 8-A filed on August 28, 2000, as amended by Amendment No. 1 thereto, dated as of October 9, 2001, incorporated by reference to the Registration Statement on Form 8-A filed on October 22, 2001.

10.1	Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K (Commission File No. 1-5111). *

10.2	1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K (Commission File No. 1-5111). *

10.3	Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K (Commission File No. 1-5111). *

10.4	Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K (Commission File No. 1-5111). *

10.5	1998 Equity and Performance Incentive Plan (as amended and restated effective as of October 29, 2002) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2002. *

10.6	Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999 (Commission File No. 1-5111).

10.7	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999 (Commission File No. 1-5111). *

Exhibit No.	Description
10.8	Note Purchase Agreement (dated as of August 23, 2000) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

10.9	Nonemployee Director Stock Option Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2001. *

10.10	Consulting and Noncompete Agreements incorporated by reference to Form 10-Q for the quarterly period ended July 31, 2002. *

10.11	Voluntary Deferred Compensation Plan incorporated by reference to the 2003 Annual Report on Form 10- K Amendment No. 1. *

10.12	First Amendment (dated as of November 30, 2001) to Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to the 2004 Annual Report on Form 10-K.

10.13	First Amendment (dated as of November 30, 2001) to Note Purchase Agreement (dated as of August 23, 2000) incorporated by reference to the 2004 Annual Report on Form 10-K.

10.14
Note Purchase Agreement, dated as of May 27, 2004, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto incorporated by reference to the Form 10-Q for the quarterly period ended July 31, 2004.

10.15
Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as U.S. Borrower, J.M. Smucker (Canada) Inc., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as Lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Document Agent incorporated by reference to the Form 10-Q for the quarterly period ended July 31, 2004.

10.16
Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation incorporated by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 1-6699).

10.17
Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation incorporated by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 1-6699).

10.18
Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation, incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 1-6699).

10.19
Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation, incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 1-6699).

10.20
Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc. incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 1-6699).

Exhibit No.	Description
10.21
Stock Purchase Agreement, dated as of July 29, 2002, between International Multifoods Corporation and Wellspring Distribution Corp. incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated July 30, 2002 (Commission File No. 1-6699).

10.22
Fiscal Agency Agreement, dated as of December 17, 2001, among International Multifoods Corporation, as Issuer, Diagio plc, as Guarantor, JP Morgan Chase Bank, as Fiscal Agent and Principal Paying Agent, and J.P. Morgan Bank Luxembourg S.A., as Paying Agent incorporated by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 1-6699).

10.23
Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of May 12, 2004, between The J. M. Smucker Company and SPC Ardmona Limited incorporated by reference to the Form 10-Q for the quarterly period ended July 31, 2004.

10.24
Deed of Variation to Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of June 16, 2004, between The J. M. Smucker Company and SPC Ardmona Limited incorporated by reference to the Form 10-Q for the quarterly period ended July 31, 2004.

10.25
Purchase Agreement, dated January 13, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Robin Hood Multifoods Corporation, The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp.

10.26
Letter Agreement, dated January 24, 2005, and Amendment to Purchase Agreement, dated February 18, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Smucker Foods of Canada Co. (formerly known as Robin Hood Multifoods Corporation), The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp.

10.27	Amended and Restated 1997 Stock-Based Incentive Plan *

13	Excerpts from 2005 Annual Report to Shareholders

14	Policy on Ethics and Conduct (adopted April 15, 2003) incorporated by reference to the 2003 Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act

31.3	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.

All other required exhibits are either inapplicable to the Company or require no answer.

(b)	The exhibits required by Item 601 of Regulation S-K are filed with this report.

(c)	The financial statement schedule required by Regulation S-X is filed with this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2005	The J. M. Smucker Company

/s/ Richard K. Smucker

By: Richard K. Smucker President and Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*

Timothy P. Smucker	Chairman and Co-Chief Executive Officer, and Director (Principal Executive Officer)	July 6, 2005

/s/ Richard K. Smucker

Richard K. Smucker	President, Co-Chief Executive Officer, and Director (Principal Executive Officer)	July 12, 2005

*

Mark R. Belgya	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	July 8, 2005

*

Richard G. Jirsa	Vice President and Corporate Controller (Principal Accounting Officer)	July 6, 2005

*

Vincent C. Byrd	Director	July 6, 2005

*

R. Douglas Cowan	Director	July 8, 2005

*

Kathryn W. Dindo	Director	July 5, 2005

*

Fred A. Duncan	Director	July 12, 2005

*

Elizabeth Valk Long	Director	July 6, 2005

*

Charles S. Mechem, Jr.	Director	July 6, 2005

*

Gary A. Oatey	Director	July 6, 2005

*

William H. Steinbrink	Director	July 5, 2005

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: July 12, 2005	/s/ M. Ann Harlan

By: M. Ann Harlan Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated October 9, 2001, by and among The Procter & Gamble Company, The Procter & Gamble Ohio Brands Company and The J. M. Smucker Company incorporated by reference to Form 8-K filed on October 12, 2001.

2.2
Agreement and Plan of Merger, dated March 7, 2004, by and among The J. M. Smucker Company, International Multifoods Corporation, and MIX Acquisition Corporation incorporated by reference to Form 8-K filed on March 8, 2004.

3.1	Amended Articles of Incorporation incorporated by reference to Amendment No. 3 to Form S-4 filed on February 28, 2002.

3.2	Amended Regulations incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

4
Amended and Restated Rights Agreement, dated as of August 28, 2000, by and between the Company and ComputerShare Investor Services, LLC (successor to Harris Trust and Savings Bank) incorporated by reference to the Registration Statement on Form 8-A filed on August 28, 2000, as amended by Amendment No. 1 thereto, dated as of October 9, 2001, incorporated by reference to the Registration Statement on Form 8-A filed on October 22, 2001.

10.1	Amended Restricted Stock Bonus Plan incorporated by reference to the 1994 Annual Report on Form 10-K (Commission File No. 1-5111). *

10.2	1987 Stock Option Plan incorporated by reference to the 1994 Annual Report on Form 10-K (Commission File No. 1-5111). *

10.3	Management Incentive Plan incorporated by reference to the 1996 Annual Report on Form 10-K (Commission File No. 1-5111). *

10.4	Nonemployee Director Stock Plan dated January 1, 1997 incorporated by reference to the 1997 Annual Report on Form 10-K (Commission File No. 1-5111). *

10.5	1998 Equity and Performance Incentive Plan (as amended and restated effective as of October 29, 2002) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2002. *

10.6	Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999 (Commission File No. 1-5111).

10.7	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated by reference to Form 10-Q for the quarterly period ended July 31, 1999 (Commission File No. 1-5111). *

Exhibit No.	Description
10.8	Note Purchase Agreement (dated as of August 23, 2000) incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2000.

10.9	Nonemployee Director Stock Option Plan incorporated by reference to Form 10-Q for the quarterly period ended October 31, 2001. *

10.10	Consulting and Noncompete Agreements incorporated by reference to Form 10-Q for the quarterly period ended July 31, 2002. *

10.11	Voluntary Deferred Compensation Plan incorporated by reference to the 2003 Annual Report on Form 10- K Amendment No. 1. *

10.12	First Amendment (dated as of November 30, 2001) to Note Purchase Agreement (dated as of June 16, 1999) incorporated by reference to the 2004 Annual Report on Form 10-K.

10.13	First Amendment (dated as of November 30, 2001) to Note Purchase Agreement (dated as of August 23, 2000) incorporated by reference to the 2004 Annual Report on Form 10-K.

10.14
Note Purchase Agreement, dated as of May 27, 2004, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto incorporated by reference to the Form 10-Q for the quarterly period ended July 31, 2004.

10.15
Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as U.S. Borrower, J.M. Smucker (Canada) Inc., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as Lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Document Agent incorporated by reference to the Form 10-Q for the quarterly period ended July 31, 2004.

10.16
Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation incorporated by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 1-6699).

10.17
Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation incorporated by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 1-6699).

10.18
Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation, incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 1-6699).

10.19
Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company and International Multifoods Corporation, incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 1-6699).

10.20
Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc. incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 1-6699).

Exhibit No.	Description
10.21
Stock Purchase Agreement, dated as of July 29, 2002, between International Multifoods Corporation and Wellspring Distribution Corp. incorporated by reference to International Multifoods Corporation Current Report on Form 8-K dated July 30, 2002 (Commission File No. 1-6699).

10.22
Fiscal Agency Agreement, dated as of December 17, 2001, among International Multifoods Corporation, as Issuer, Diagio plc, as Guarantor, JP Morgan Chase Bank, as Fiscal Agent and Principal Paying Agent, and J.P. Morgan Bank Luxembourg S.A., as Paying Agent incorporated by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 1-6699).

10.23
Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of May 12, 2004, between The J. M. Smucker Company and SPC Ardmona Limited incorporated by reference to the Form 10-Q for the quarterly period ended July 31, 2004.

10.24
Deed of Variation to Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of June 16, 2004, between The J. M. Smucker Company and SPC Ardmona Limited incorporated by reference to the Form 10-Q for the quarterly period ended July 31, 2004.

10.25
Purchase Agreement, dated January 13, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Robin Hood Multifoods Corporation, The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp.

10.26
Letter Agreement, dated January 24, 2005, and Amendment to Purchase Agreement, dated February 18, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Smucker Foods of Canada Co. (formerly known as Robin Hood Multifoods Corporation), The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp.

10.27	Amended and Restated 1997 Stock-Based Incentive Plan *

13	Excerpts from 2005 Annual Report to Shareholders

14	Policy on Ethics and Conduct (adopted April 15, 2003) incorporated by reference to the 2003 Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act

31.3	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.

THE J. M. SMUCKER COMPANY

ANNUAL REPORT ON FORM 10-K

ITEMS 16(a) (1) AND (2), (c) AND (d)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

	Form	Annual
	10-K	Report to
	Report	Shareholders
Data incorporated by reference to the 2005 Annual Report to Shareholders of The J. M. Smucker Company:
Report of Management on Internal Control Over Financial Reporting		20
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		21
Report of Independent Registered Public Accounting Firm on The Consolidated Financial Statements		22
Consolidated Balance Sheets at April 30, 2005 and 2004		24 - 25
For the years ended April 30, 2005, 2004, and 2003:
Statements of Consolidated Income		23
Statements of Consolidated Cash Flows		26
Statements of Consolidated Shareholders’ Equity		27
Notes to Consolidated Financial Statements		28 - 54

Consolidated financial statement schedule at April 30, 2005, or for the years ended April 30, 2005, 2004, and 2003:
II. Valuation and qualifying accounts	F-2

     All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

F-1

THE J. M. SMUCKER COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 2005, 2004, and 2003

(Dollars in Thousands)

	Balance
	at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Year	Expenses	Accounts	(A)	Year
2005:
Valuation allowance for deferred tax assets	$266	$10,111	$13,903	$—	$24,280
Allowance for doubtful accounts	950	1,282	1,884	3,140	976

	$1,216	$11,393	$15,787	$3,140	$25,256

2004:
Valuation allowance for deferred tax assets	$335	$(69)	$—	$—	$266
Allowance for doubtful accounts	787	480	—	317	950

	$1,122	$411	$—	$317	$1,216

2003:
Valuation allowance for deferred tax assets	$470	$(135)	$—	$—	$335
Allowance for doubtful accounts	449	2,257	—	1,919	787

	$919	$2,122	$—	$1,919	$1,122

(A) Uncollectible accounts written off, net of recoveries.

F-2