Form 10-Q
period 2005-07-31
SMUCKER J M CO
filed 2005-09-08
CIK 91419

Sequential Page
No. 1 of 20 Pages

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act of 1934.
Yes ☐ No ☑
The Company had 58,418,708 common shares outstanding on August 31, 2005.
The Exhibit Index is located at Sequential Page No. 20.

Sequential Page
No. 2
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended July 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net sales	$510,331	$413,267
Cost of products sold	345,486	268,426
Cost of products sold — restructuring	132	653

Gross Profit	164,713	144,188
Selling, distribution, and administrative expenses	110,624	90,826
Other restructuring costs	1,489	2,355
Merger and integration costs	2,928	2,763

Operating Income	49,672	48,244
Interest income	1,820	718
Interest expense	(6,107)	(4,423)
Other income (expense) — net	194	(1,182)

Income from Continuing Operations Before Income Taxes	45,579	43,357
Income taxes	15,682	15,870

Income from Continuing Operations	29,897	27,487
Gain on sale of discontinued operation, net of tax	—	5,678
Discontinued operations, net of tax	—	(317)

Net Income	$29,897	$32,848

Earnings per common share:
Income from Continuing Operations	$0.51	$0.51
Discontinued operations	—	0.10

Net Income	$0.51	$0.61

Income from Continuing Operations — Assuming Dilution	$0.51	$0.50
Discontinued operations — assuming dilution	—	0.10

Net Income — Assuming Dilution	$0.51	$0.60

Dividends declared per common share	$0.27	$0.25

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3
THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2005	April 30, 2005
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,487	$58,085
Marketable securities	20,017	17,739
Trade receivables, less allowances	161,262	145,734
Inventories:
Finished products	215,388	176,205
Raw materials	128,821	108,282

	344,209	284,487
Other current assets	45,840	49,806

Total Current Assets	618,815	555,851
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	42,487	42,018
Buildings and fixtures	178,062	175,718
Machinery and equipment	540,342	533,340
Construction in progress	29,967	26,053

	790,858	777,129
Accumulated depreciation	(268,894)	(256,028)

Total Property, Plant, and Equipment	521,964	521,101
OTHER NONCURRENT ASSETS
Goodwill	948,431	951,208
Other intangible assets, net	470,481	469,758
Marketable securities	49,543	59,074
Other assets	77,325	78,902

Total Other Noncurrent Assets	1,545,780	1,558,942

	$2,686,559	$2,635,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$34,314	$33,378
Accounts payable	123,987	105,290
Other current liabilities	197,699	169,624

Total Current Liabilities	356,000	308,292
NONCURRENT LIABILITIES
Long-term debt	430,821	431,560
Deferred income taxes	110,368	110,505
Other noncurrent liabilities	95,207	94,737

Total Noncurrent Liabilities	636,396	636,802
SHAREHOLDERS’ EQUITY
Common shares	14,604	14,635
Additional capital	1,242,649	1,240,110
Retained income	453,746	447,831
Less:
Deferred compensation	(11,367)	(4,573)
Amount due from ESOP	(7,044)	(7,044)
Accumulated other comprehensive income (loss)	1,575	(159)

Total Shareholders’ Equity	1,694,163	1,690,800

	$2,686,559	$2,635,894

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$29,897	$27,487
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	15,898	10,279
Amortization	2,741	524
Trade receivables	(14,848)	(7,393)
Inventories	(58,192)	(51,788)
Accounts payable and accrued items	30,440	(24,947)
Other adjustments	14,252	35,844

Net cash provided by (used for) operating activities	20,188	(9,994)

INVESTING ACTIVITIES
Business acquired, net of cash acquired	—	(97,294)
Proceeds from sale of business	—	35,670
Additions to property, plant, and equipment	(13,615)	(13,802)
Purchase of marketable securities	(15,081)	(5,275)
Sale and maturities of marketable securities	21,885	22,744
Disposals of property, plant, and equipment	649	164
Other — net	7,306	2,764

Net cash provided by (used for) investing activities	1,144	(55,029)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	100,000
Repayments of long-term debt	—	(37,500)
Proceeds from revolving credit arrangement — net	—	96,400
Repayments of short-term debt	—	(113,622)
Dividends paid	(15,707)	(12,466)
Purchase of treasury shares	(16,201)	—
Other — net	131	2,848

Net cash (used for) provided by financing activities	(31,777)	35,660

Net cash used for discontinued operations	—	(30,165)
Effect of exchange rate changes	(153)	136

Net decrease in cash and cash equivalents	(10,598)	(59,392)
Cash and cash equivalents at beginning of period	58,085	104,551

Cash and cash equivalents at end of period	$47,487	$45,159

( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5
THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2005, are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.
Note B — Multifoods Acquisition
On June 18, 2004, the Company completed its acquisition of Minneapolis-based International Multifoods Corporation (“Multifoods”) in a tax-free stock and cash transaction valued at approximately $871 million. With the acquisition, the Company adds an array of North American icon brands, marketed in the center of the store, to the Smucker family of brands. The acquisition of Multifoods added the Pillsbury flour, baking mixes, and ready-to-spread frostings; Hungry Jack pancake mixes, syrup, and potato side dishes; Martha White baking mixes and ingredients; and Pet evaporated milk brands to the U.S. retail market business. Multifoods’ primary Canadian brands include: Robin Hood flour and baking mixes, Bick’s pickles and condiments, and Golden Temple flour and rice in the growing ethnic food category.
Under the terms of the acquisition agreement, Multifoods’ shareholders received $25 per share in a combination of 80 percent Company common shares and 20 percent cash. Approximately $98 million in cash was paid and 8,032,997 common shares were issued to the Multifoods’ shareholders, valued at approximately $386 million using the average closing price of the Company’s common shares for three days prior to the close of the transaction. In addition, the Company repaid Multifoods’ secured debt of approximately $151 million, assumed $216 million of 6.602 percent, senior, unsecured notes, and incurred $10 million of capitalized acquisition costs. In addition, the Company incurred costs of $18.0 million and $1.3 million, in 2005 and 2004, respectively, that were directly related to the acquisition and integration of Multifoods. Due to the nature of these costs, they were expensed as incurred. The Company expects to incur an additional $12 million in acquisition and integration costs in 2006 of which $2.9 million was incurred in the first quarter.
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The Company determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was recorded as goodwill. The results of Multifoods’ operations are included in the Company’s consolidated financial statements from the date of the acquisition.

Sequential Page
No. 6
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Current assets	$202,891
Property, plant, and equipment	164,355
Intangible assets not subject to amortization	154,000
Goodwill	422,796
Deferred income taxes	66,574
Other assets	35,651

Total assets acquired	$1,046,267

Liabilities assumed:
Current liabilities	$124,448
Postretirement benefits other than pensions	26,680
Other noncurrent liabilities	24,533

Total liabilities assumed	$175,661

Net assets acquired	$870,606

The $422,796 of goodwill was assigned to the U.S. retail market and special markets and will not be deductible for tax purposes.
Upon acquisition, certain executives of Multifoods were terminated, triggering change of control provisions contained in their employment contracts. In addition, the Company centralized all administrative and supply chain functions performed in Minnetonka, Minnesota, with the Company’s existing structure to leverage existing administrative, selling, marketing, and distribution networks. As a result, the Minnetonka location closed on June 30, 2005, resulting in the relocation or involuntary termination of all employees. Severance agreements were entered into with all affected employees.
The Company has recognized the severance costs as a liability assumed as of the acquisition date, resulting in additional goodwill. The following table summarizes the activity with respect to the severance reserves established and the total amount expected to be incurred.

		Other
	Change of	Employee
	Control	Separation

Accrual charged to goodwill	$12,271	$11,076
Cash payments	(12,271)	(8,073)

Balance at April 30, 2005	$—	$3,003
Accrual charged to goodwill	—	—
Cash payments	—	(2,156)

Balance at July 31, 2005	$—	$847

Note C — Stock-Based Compensation
As provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee

Sequential Page
No. 7
stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
If compensation costs for the stock options granted had been determined based on the fair market value method of SFAS 123, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended
	July 31,
	2005	2004

Net income, as reported	$29,897	$32,848
Add: Total stock-based compensation expense related to restricted stock awards included in the determination of net income as reported, net of tax benefit	1,782	255
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(2,686)	(976)

Net income, as adjusted	$28,993	$32,127

Earnings per common share:
Net income, as reported	$0.51	$0.61
Add: Total stock-based compensation expense related to restricted stock awards included in the determination of net income as reported, net of tax benefit	0.04	0.01
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.05)	(0.02)

Net income, as adjusted	$0.50	$0.60

Net income, as reported — assuming dilution	$0.51	$0.60
Add: Total stock-based compensation expense related to restricted stock awards included in the determination of net income as reported, net of tax benefit — assuming dilution	0.03	0.01
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit — assuming dilution	(0.05)	(0.02)

Net income, as adjusted — assuming dilution	$0.49	$0.59

Note D — Restructuring
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
During 2004, the Company closed its fruit processing operations at its Watsonville, California, and Woodburn, Oregon, locations and subsequently sold these facilities. Uncrustables production at the West Fargo, North Dakota, location is expected to be discontinued in fiscal 2006. In Ripon, Wisconsin, the Company completed the combination of its two manufacturing facilities into one expanded site.

Sequential Page
No. 8
In the first quarter of fiscal 2005, the Company completed a restructuring program to streamline operations in Europe and the United Kingdom, including the exit of a contract packaging arrangement and certain segments of its retail business. In the third quarter of fiscal 2005, the Company announced its intent to discontinue operations at its Salinas, California, facility and restructure its U.S. distribution operations. The Company anticipates production from the Salinas facility will be relocated to plants in Orrville, Ohio, and Memphis, Tennessee, by December 31, 2005. During the last half of fiscal 2005, the Company completed the sale of its U.S. industrial ingredient business.
Upon completion, the restructurings will result in the elimination of approximately 535 full-time positions.
The Company expects to incur total restructuring costs of approximately $40 million related to these initiatives, of which $33.3 million has been incurred from the fourth quarter of fiscal 2003 through the first quarter of 2006. The balance of the costs will be incurred through the third quarter of 2006. The remaining cash payments, estimated to be approximately $10 million, will be paid through the end of 2006.
The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$15,400	$8,400	$7,800	$8,400	$40,000

Balance at May 1, 2004	$4,397	$—	$—	$1,149	$5,546
First quarter charge to expense	770	149	1,169	920	3,008
Second quarter charge to expense	618	395	418	344	1,775
Third quarter charge to expense	2,336	296	335	385	3,352
Fourth quarter charge to expense	2,498	162	1,626	899	5,185
Cash payments	(6,660)	—	(3,548)	(2,159)	(12,367)
Noncash utilization	(737)	(1,002)	—	(1,538)	(3,277)

Balance at April 30, 2005	$3,222	$—	$—	$—	$3,222
First quarter charge to expense	993	84	469	75	1,621
Cash payments	(264)	—	(469)	(27)	(760)
Noncash utilization	—	(84)	—	(48)	(132)

Balance at July 31, 2005	$3,951	$—	$—	$—	$3,951

Remaining expected restructuring charge	$1,367	$146	$2,956	$2,227	$6,696

Approximately $132 and $653 of the total restructuring charges of $1,621 and $3,008 recorded in the three-months ended July 31, 2005 and 2004, respectively, were reported in costs of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in costs of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs of approximately $15,400 are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Long-lived asset charges include accelerated depreciation related to machinery and equipment that will be used at the affected production facilities until they close. Other costs include miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred. These costs include employee relocation, professional fees, and other closed facility costs.

Sequential Page
No. 9
Note E — Common Shares
At July 31, 2005, 150,000,000 common shares were authorized. There were 58,417,508 and 58,540,386 shares outstanding at July 31, 2005, and April 30, 2005, respectively. Shares outstanding are shown net of 6,714,650 and 6,585,055 treasury shares at July 31, 2005, and April 30, 2005, respectively.
Note F — Operating Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has two reportable segments: U.S. retail market and special markets. The U.S. retail market segment includes the consumer spreads, oils, and baking business areas. This segment primarily represents the domestic sales of Smucker’s, Jif, Crisco, Pillsbury, Hungry Jack, Martha White, and Pet branded products to retail customers. The special markets segment is comprised of the international, foodservice, beverage, industrial, and Canada strategic business areas. Special markets segment products are distributed through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), other food manufacturers, health and natural food stores, and in foreign countries.
The following table sets forth reportable segment information:

	Three Months Ended July 31,
	2005	2004

Net sales:
U.S. retail market	$341,729	$288,086
Special markets	168,602	125,181

Total net sales	$510,331	$413,267

Segment profit:
U.S. retail market	$70,104	$64,379
Special markets	15,955	12,526

Total segment profit	$86,059	$76,905

Interest income	1,820	718
Interest expense	(6,107)	(4,423)
Amortization expense	(2,741)	(524)
Restructuring costs	(1,621)	(3,008)
Merger and integration costs	(2,928)	(2,763)
Corporate administrative expenses	(29,020)	(22,589)
Other unallocated income (expense)	117	(959)

Income from continuing operations before income taxes	$45,579	$43,357

Sequential Page
No. 10
Note G — Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share — assuming dilution:

	Three Months Ended
	July 31,
	2005	2004

Numerator:
Income from continuing operations	$29,897	$27,487

Denominator:
Denominator for earnings per common share — weighted-average shares	58,279,424	53,831,281

Effect of dilutive securities:
Stock options	521,801	566,622
Restricted stock	119,231	115,378

Denominator for earnings per common share — assuming dilution	58,920,456	54,513,281

Income from continuing operations per common share	$0.51	$0.51

Income from continuing operations per common share — assuming dilution	$0.51	$0.50

Note H — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended July 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2005	2004	2005	2004

Service cost	$2,217	$1,122	$525	$361
Interest cost	5,528	1,835	824	421
Expected return on plan assets	(6,981)	(1,853)	—	—
Recognized net actuarial loss	692	206	38	87
Other	326	308	6	(11)

Net periodic benefit cost	$1,782	$1,618	$1,393	$858

Note I — Comprehensive Income
During the three-month periods ended July 31, 2005 and 2004, total comprehensive income was $31,631 and $32,259, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.

Sequential Page
No. 11
Note J — Commitments and Contingencies
In September 2002, Multifoods sold its foodservice distribution business to Wellspring Distribution Corporation (“Wellspring”) while continuing to guarantee certain real estate and tractor-trailer fleet lease obligations of the business. As a result of the Company’s acquisition of Multifoods, the Company now is obligated under these guarantees. The guarantee requires the lessor to pursue collection and other remedies against Wellspring before demanding payment from the Company. In addition, the Company’s obligation related to the tractor-trailer fleet lease is limited to 75 percent of the amount outstanding after the lessor has exhausted its remedies against Wellspring. The fleet guarantee will expire in September 2006 and the real estate guarantees will expire in September 2010.
The possibility that the Company would be required to honor the contingent liabilities under the guarantee is largely dependent upon the future operations of Wellspring and the value of the underlying leased properties. The Company currently has no liability recorded related to the guarantee. Should a reserve be required in the future, it would be recorded at the time the obligation was considered to be probable.
At July 31, 2005, the Company’s guarantees outstanding for the lease obligations of Wellspring were $12,341 related to the tractor-trailer fleet lease and $10,348 related to the real estate lease.
Note K — Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Sequential Page
No. 12
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2005 and 2004, respectively.
On June 18, 2004, the Company completed its acquisition of International Multifoods Corporation (“Multifoods”). The results of Multifoods are included in the Company’s consolidated financial statements from the date of the acquisition. Since the acquisition of Multifoods closed midway through the first quarter of 2005, an additional six weeks of results are included in the first quarter of 2006.
Net Sales
Company sales were $510.3 million for the first quarter of fiscal 2006, up 23 percent, compared to $413.3 million in the first quarter of 2005. The acquired Multifoods businesses contributed $154.3 million to sales in the first quarter of 2006, compared to $75.5 million last year, an increase of $78.8 million representing an additional six weeks of sales. Excluding the additional six weeks of Multifoods business, sales were up four percent.
Sales in the U.S. retail market segment for the first quarter of 2006 were $341.7 million, compared to $288.1 million in the first quarter of 2005, an increase of 19 percent. Sales for the brands acquired in the Multifoods acquisition in the first six weeks of the quarter accounted for approximately three-fourths of the segment’s increase over the first quarter of 2005. Excluding these additional sales, the segment was up five percent for the quarter.
During the first quarter of 2006, sales in the consumer area increased 11 percent over the first quarter of 2005, driven by the addition of Hungry Jack, growth in the Smucker’s and Jif brands, and continued growth of Uncrustables in the retail channel. In the consumer oils and baking area, sales increased 35 percent in the first quarter of 2006 compared to 2005, due to the additional six weeks of sales of the Pillsbury, Martha White, and Pet brands. Crisco sales in the first quarter of 2006 were up three percent over the first quarter of 2005 reflecting the impact of an eight percent volume increase offset by the six percent price decrease implemented in January 2005.
Sales in the special markets segment were $168.6 million in the first quarter of 2006, compared to $125.2 million for the first quarter of 2005. Canadian and export sales for the brands acquired in the Multifoods acquisition in the first six weeks of the quarter accounted for over 90 percent of the segment’s increase over the prior year. Other key growth contributors included the beverage business, up 15 percent due to growth in the R.W. Knudsen Family and Santa Cruz Organic brands, and the foodservice business, up eight percent due to growth in portion control and Uncrustables. Sales of Uncrustables across all channels were approximately $15 million, including approximately $8 million in retail channels, a 25 percent increase over last year’s first quarter. Excluding the additional six weeks contribution from Multifoods and the U.S. industrial business, which the Company divested last year, sales in the special markets segment increased six percent in the first quarter of 2006 as compared to the first quarter of 2005.

Sequential Page
No. 13
Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2005	2004

Gross profit	32.3%	34.9%
Selling, distribution, and administrative:
Marketing and selling	10.8%	11.8%
Distribution	3.2	2.5
General and administrative	7.7	7.7

Total selling, distribution, and administrative	21.7%	22.0%

Restructuring and merger and integration	0.9%	1.2%

Operating income	9.7%	11.7%

Operating income in the first quarter of 2006 increased three percent from the first quarter last year. Operating margin was 9.7 percent in the first quarter of 2006, compared to 11.7 percent last year. Gross margin was 32.3 percent in the first quarter, compared to 34.9 percent last year, primarily due to higher commodity costs and the impact of the incremental Multifoods businesses, which currently earn a lower margin than the Company’s base business. The Company implemented a four percent price increase on its U.S. fruit spreads and peanut butter items during the first quarter to address commodity price increases. The effective date of the price increase did not allow the Company to fully cover the higher costs for the entire quarter contributing to the lower gross margin. In addition, as part of the sale of its industrial ingredients business last fiscal year, the Company agreed to continue to supply the purchaser with certain industrial products through August 2005. Sales of these products are recognized on a cost-plus basis, which also results in a negative impact on gross margins.
Selling, distribution, and administrative (SD&A) expenses as a percentage of sales declined from 22.0 percent in the first quarter of 2005 to 21.7 percent in the current quarter, despite a planned increase in marketing expenses, which were up 15 percent over last year. Also included in the quarter’s SD&A expenses were noncash charges of approximately $2.4 million representing compensation expense associated with the Company’s new restricted stock program, and $1.2 million in accelerated depreciation of certain discontinued software. Finally, distribution costs were up during the quarter due to start-up costs associated with implementing the Company’s new distribution network.
Other
Interest expense increased from $4.4 million in the first quarter of 2005 to $6.1 million in the first quarter of 2006, as the Company realized a full quarter of expense on the additional debt associated with the acquisition of Multifoods. Interest income also increased due to higher average investment balances and an increase in interest rates.
The Company’s first quarter earnings benefited from a decrease in the effective tax rate from 36.6 percent in 2005 to 34.4 percent this quarter resulting from the recognition of certain tax benefits specifically identifiable to the quarter. The Company expects a tax rate for the full year of approximately 35.5 percent.

Sequential Page
No. 14
Financial Condition — Liquidity and Capital Resources

	Three Months Ended July 31,
(Dollars in thousands)	2005	2004

Net cash provided by (used for) operating activities	$20,188	$(9,994)
Net cash provided by (used for) investing activities	$1,144	$(55,029)
Net cash (used for) provided by financing activities	$(31,777)	$35,660

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at July 31, 2005, were $117.0 million compared to $134.9 million at April 30, 2005.
Historically, the Company’s working capital requirements are greatest during the first half of its fiscal year. This is due primarily to the need to build inventory levels in advance of the “fall bake” season and the seasonal procurement of raw materials used in the Company’s pickle and condiment business in Canada.
Cash provided by operating activities was approximately $20.2 million during the first quarter of 2006. The positive cash generated by operations resulted from the increase in income from continuing operations and an increase in depreciation and amortization, both noncash charges. This was partially offset by an increase in working capital requirements consisting primarily of higher inventory and trade receivable balances. The increase in inventory balances was primarily due to the building of oil and baking mix inventory levels, and the seasonal procurement of pickles and various fruit varieties. The increase in trade receivable balances is due to the increase in net sales in the first quarter of 2006 compared to the fourth quarter of 2005.
Net cash provided by investing activities was approximately $1.1 million in the first quarter of 2006 as the net sale and maturities of marketable securities were mostly offset by capital expenditures of approximately $13.6 million.
Cash used for financing activities during the quarter consisted primarily of $15.7 million in dividend payments and $16.2 million to finance the purchase of treasury shares including 300,000 common shares on the open market under a buyback program authorized by the Company’s Board of Directors in 2005.
During the second quarter the Company will payoff its $17 million, 7.70 percent Series A Senior Notes due on September 1, 2005.
Absent any other material acquisitions or other significant investments, the Company believes that cash on hand and investments, combined with cash provided by operations, and borrowings available under the revolving credit facility, will be sufficient to meet 2006 cash requirements, including the payment of dividends, repurchase of common shares, repayment of debt, and interest on debt outstanding.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to changes in interest rates, commodity prices, and foreign currency exchange rates. For further information, reference is made to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

Sequential Page
No. 15
Certain Forward-Looking Statements
This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:
•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses, and in their respective markets;

•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;

•	the ability to successfully implement price changes, particularly in the consumer oils and baking business;

•	the Company’s ability to effectively ramp-up and manage capacity related to Uncrustables and the costs associated to do so;

•	the success and cost of introducing new products;

•	the timing and amount of capital expenditures, restructuring, and merger and integration costs;

•	the ability to achieve the amount and timing of the estimated savings associated with the Multifoods acquisition;

•	the strength of, and impact of weather on, commodity markets from which raw materials are procured and the related impact on costs;

•	crude oil price trends and its impact on transportation, energy, and packaging costs;

•	raw material and ingredient cost trends;

•	foreign currency exchange and interest rate fluctuations;

•	general competitive activity in the market; and

•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 16
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Based on their evaluation as of July 31, 2005, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in internal controls. In addition, no change in internal control over financial reporting occurred during the quarter ended July 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Sequential Page
No. 17
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				number (or
			Total number of	approximate
			shares	dollar value) of
			purchased as	shares that may
			part of publicly	yet be
	Total number of		announced	purchased
	shares	Average price	plans or	under the plans
Period	purchased	paid per share	programs	or programs

May 1, 2005-May 31, 2005	—	$—	—	631,322
June 1, 2005-June 30, 2005	147,725	$48.43	125,000	506,322
July 1, 2005-July 31, 2005	177,227	$46.92	175,000	331,322

Total	324,952	$47.61	300,000	331,322

(a)	During the second quarter of 2005, the Company’s Board of Directors authorized management to repurchase up to one million shares of its common stock. The buyback program will be implemented at management’s discretion. Shares in this column include shares repurchased as part of this publicly announced plan as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	The Company has repurchased 668,678 common shares through July 31, 2005.

Sequential Page
No. 18
Item 6. Exhibits
See the Index of Exhibits that appears on Sequential Page No. 20 of this report.

Sequential Page
No. 19
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 8, 2005	THE J. M. SMUCKER COMPANY

/s/ Timothy P. Smucker

BY TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

/s/ Richard K. Smucker

BY RICHARD K. SMUCKER
President and Co-Chief Executive Officer

/s/ Mark R. Belgya

BY MARK R. BELGYA
Vice President, Chief Financial Officer and Treasurer

Sequential Page
No. 20
INDEX OF EXHIBITS

Assigned
Exhibit No. *	Description
10.1	1998 Equity and Performance Incentive Plan (As Amended and Restated) incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9, 2005 (Commission File No. 1-5111).

10.2	Form of Restricted Shares Agreement incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 9, 2005 (Commission File No. 1-5111).

10.3	Form of Deferred Shares Agreement incorporated by reference to Exhibit 10.3 of the Form 8-K filed on June 9, 2005 (Commission File No. 1-5111).

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.3	Certification of Mark R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Exhibits 2, 3, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.