Form 10-Q
period 2005-10-31
SMUCKER J M CO
filed 2005-12-09
CIK 91419

Sequential Page
No. 1 of 23 Pages

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act of 1934. Yes ☐ No ☑
The Company had 58,373,408 common shares outstanding on November 30, 2005.
The Exhibit Index is located at Sequential Page No. 23.

Sequential Page
No. 2
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net sales	$606,264	$588,922	$1,116,595	$1,002,189
Cost of products sold	402,726	399,432	748,212	667,858
Cost of products sold — restructuring	115	609	247	1,262

Gross Profit	203,423	188,881	368,136	333,069
Selling, distribution, and administrative expenses	120,025	115,279	230,649	206,105
Other restructuring costs	1,976	1,166	3,465	3,521
Merger and integration costs	4,092	3,970	7,020	6,733

Operating Income	77,330	68,466	127,002	116,710
Interest income	1,329	667	3,149	1,385
Interest expense	(6,025)	(5,782)	(12,132)	(10,205)
Other (expense) income — net	(75)	784	119	(398)

Income from Continuing Operations
Before Income Taxes	72,559	64,135	118,138	107,492
Income taxes	26,115	23,472	41,797	39,342

Income from Continuing Operations	46,444	40,663	76,341	68,150
(Loss) gain on sale of discontinued operations, net of tax	—	(3,641)	—	2,037
Discontinued operations, net of tax	—	983	—	666

Net Income	$46,444	$38,005	$76,341	$70,853

Earnings per common share:
Income from Continuing Operations	$0.80	$0.70	$1.31	$1.22
Discontinued operations	—	(0.05)	—	0.05

Net Income	$0.80	$0.65	$1.31	$1.27

Income from Continuing Operations — Assuming Dilution	$0.79	$0.69	$1.30	$1.20
Discontinued operations — assuming dilution	—	(0.04)	—	0.05

Net Income — Assuming Dilution	$0.79	$0.65	$1.30	$1.25

Dividends declared per common share	$0.27	$0.25	$0.54	$0.50

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3
THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2005	April 30, 2005
	(Unaudited)	(Audited)
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,361	$58,085
Marketable securities	19,879	17,739
Trade receivables, less allowances	187,185	145,734
Inventories:
Finished products	225,679	176,205
Raw materials	123,240	108,282

	348,919	284,487
Other current assets	48,690	49,806

Total Current Assets	647,034	555,851
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	43,966	42,018
Buildings and fixtures	187,302	175,718
Machinery and equipment	550,950	533,340
Construction in progress	28,860	26,053

	811,078	777,129
Accumulated depreciation	(283,284)	(256,028)

Total Property, Plant, and Equipment	527,794	521,101
OTHER NONCURRENT ASSETS
Goodwill	949,317	951,208
Other intangible assets, net	471,451	469,758
Marketable securities	45,164	59,074
Other assets	79,637	78,902

Total Other Noncurrent Assets	1,545,569	1,558,942

	$2,720,397	$2,635,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$39,790	$33,378
Accounts payable	141,392	105,290
Other current liabilities	176,043	169,624

Total Current Liabilities	357,225	308,292
NONCURRENT LIABILITIES
Long-term debt	430,081	431,560
Deferred income taxes	110,053	110,505
Other noncurrent liabilities	94,786	94,737

Total Noncurrent Liabilities	634,920	636,802
SHAREHOLDERS’ EQUITY
Common shares	14,592	14,635
Additional capital	1,241,880	1,240,110
Retained income	482,032	447,831
Less:
Deferred compensation	(10,411)	(4,573)
Amount due from ESOP	(6,524)	(7,044)
Accumulated other comprehensive income (loss)	6,683	(159)

Total Shareholders’ Equity	1,728,252	1,690,800

	$2,720,397	$2,635,894

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES
Income from continuing operations	$76,341	$68,150
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	30,704	23,589
Amortization	4,590	1,047
Trade receivables	(39,447)	(55,669)
Inventories	(60,422)	(46,504)
Accounts payable and accrued items	26,383	21,588
Other adjustments	21,099	(4,068)

Net cash provided by operating activities	59,248	8,133

INVESTING ACTIVITIES
Business acquired, net of cash acquired	—	(98,812)
Proceeds from sale of businesses	—	42,527
Additions to property, plant, and equipment	(30,246)	(30,257)
Purchase of marketable securities	(5,000)	(35,371)
Sales and maturities of marketable securities	16,189	27,968
Disposals of property, plant, and equipment	984	696
Other — net	7,384	6,629

Net cash used for investing activities	(10,689)	(86,620)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	100,000
Repayments of long-term debt	(17,000)	(37,500)
Proceeds from revolving credit arrangement — net	4,121	74,013
Repayments of short-term debt	—	(113,622)
Dividends paid	(31,415)	(26,976)
Purchase of treasury shares	(20,823)	—
Other — net	1,232	7,409

Net cash (used for) provided by financing activities	(63,885)	3,324

Net cash provided by discontinued operations	—	1,973
Effect of exchange rate changes	(398)	1,148

Net decrease in cash and cash equivalents	(15,724)	(72,042)
Cash and cash equivalents at beginning of period	58,085	104,551

Cash and cash equivalents at end of period	$42,361	$32,509

(  ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5
THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2005, include an increase of approximately $6.7 million to net sales, or approximately $4.3 million after-tax to net income and $0.07 per share, reflecting a change in estimates of the expected liability for trade merchandising programs. Operating results for the three-month and six-month periods ended October 31, 2005, are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.
Note B — Multifoods Acquisition
On June 18, 2004, the Company completed its acquisition of Minneapolis-based International Multifoods Corporation (“Multifoods”) in a tax-free stock and cash transaction valued at approximately $871 million. The acquisition of Multifoods added the Pillsbury flour, baking mixes, and ready-to-spread frostings; Hungry Jack pancake mixes, syrup, and potato side dishes; Martha White baking mixes and ingredients; and Pet evaporated milk brands to the U.S. retail market business. Multifoods’ primary Canadian brands include: Robin Hood flour and baking mixes, Bick’s pickles and condiments, and Golden Temple flour and rice.
Under the terms of the acquisition agreement, Multifoods’ shareholders received $25 per share in a combination of 80 percent Company common shares and 20 percent cash. Approximately $98 million in cash was paid and 8,032,997 common shares were issued to the Multifoods’ shareholders, valued at approximately $386 million using the average closing price of the Company’s common shares for three days prior to the close of the transaction. In addition, the Company repaid Multifoods’ secured debt of approximately $151 million, assumed $216 million of 6.602 percent, senior, unsecured notes, and incurred $10 million of capitalized acquisition costs. In addition, the Company incurred costs of $18.0 million and $1.3 million, in 2005 and 2004, respectively, that were directly related to the acquisition and integration of Multifoods. Due to the nature of these costs, they were expensed as incurred. The Company expects to incur an additional $12 million in acquisition and integration costs in 2006 of which $7 million was incurred through the second quarter.
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

		Other
	Change of	Employee
	Control	Separation

Accrual charged to goodwill	$12,271	$11,076
Cash payments	(12,271)	(8,073)

Balance at April 30, 2005	$—	$3,003
Cash payments	—	(2,498)

Balance at October 31, 2005	$—	$505

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
No. 7
If compensation costs for the stock options granted had been determined based on the fair market value method of SFAS 123, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net income, as reported	$46,444	$38,005	$76,341	$70,853
Add: Total stock-based compensation expense related to restricted stock awards included in the determination of net income as reported, net of tax benefit	1,151	255	2,933	510
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(1,696)	(1,007)	(4,382)	(1,983)

Net income, as adjusted	$45,899	$37,253	$74,892	$69,380

Earnings per common share:
Net income, as reported	$0.80	$0.65	$1.31	$1.27
Add: Total stock-based compensation expense related to restricted stock awards included in the determination of net income as reported, net of tax benefit	0.02	0.01	0.06	0.01
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.03)	(0.02)	(0.08)	(0.04)

Net income, as adjusted	$0.79	$0.64	$1.29	$1.24

Net income, as reported — assuming dilution	$0.79	$0.65	$1.30	$1.25
Add: Total stock-based compensation expense related to restricted stock awards included in the determination of net income as reported, net of tax benefit — assuming dilution	0.02	—	0.04	—
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit — assuming dilution	(0.03)	(0.02)	(0.07)	(0.03)

Net income, as adjusted — assuming dilution	$0.78	$0.63	$1.27	$1.22

Note D — Restructuring
During 2003, the Company announced its plan to restructure certain operations as part of its ongoing efforts to refine its portfolio, optimize its production capacity, improve productivity and operating efficiencies, and improve the Company’s overall cost base as well as service levels in support of its long-

Sequential Page
No. 8
term strategy. The Company’s strategy is to own and market leading North American icon brands sold in the center of the store.
During 2004, the Company closed its fruit processing operations at its Watsonville, California, and Woodburn, Oregon, locations and subsequently sold these facilities. Uncrustables production at the West Fargo, North Dakota, location is expected to be discontinued in the first quarter of fiscal 2007. In Ripon, Wisconsin, the Company completed the combination of its two manufacturing facilities into one expanded site.
In the first quarter of 2005, the Company completed a restructuring program to streamline operations in Europe and the United Kingdom, including the exit of a contract packaging arrangement and certain segments of its retail business. During the last half of 2005, the Company completed the sale of its U.S. industrial ingredient business. In the third quarter of fiscal 2005, the Company announced its intent to discontinue operations at its Salinas, California, facility and restructure its U.S. distribution operations. The Company effectively completed the realignment of its distribution warehouses during the second quarter of 2006. The Company anticipates the Salinas facility will close and production will be relocated to plants in Orrville, Ohio, and Memphis, Tennessee, by the end of the third quarter of 2006.
Upon completion, the restructurings will result in the elimination of approximately 535 full-time positions.
The Company expects to incur total restructuring costs of approximately $40 million related to these initiatives, of which $35 million has been incurred from the fourth quarter of fiscal 2003 through the second quarter of 2006. The balance of the costs will be incurred through the first quarter of 2007. The remaining cash payments, estimated to be approximately $9 million, will be paid through the second quarter of 2007.
The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$15,900	$8,400	$7,700	$8,000	$40,000

Balance at May 1, 2004	$4,397	$—	$—	$1,149	$5,546
First quarter charge to expense	770	149	1,169	920	3,008
Second quarter charge to expense	618	395	418	344	1,775
Third quarter charge to expense	2,336	296	335	385	3,352
Fourth quarter charge to expense	2,498	162	1,626	899	5,185
Cash payments	(6,660)	—	(3,548)	(2,159)	(12,367)
Noncash utilization	(737)	(1,002)	—	(1,538)	(3,277)

Balance at April 30, 2005	$3,222	$—	$—	$—	$3,222
First quarter charge to expense	993	84	469	75	1,621
Second quarter charge to expense	521	113	699	758	2,091
Cash payments	(638)	—	(1,168)	(782)	(2,588)
Noncash utilization	—	(197)	—	(51)	(248)

Balance at October 31, 2005	$4,098	$—	$—	$—	$4,098

Remaining expected restructuring charge	$1,346	$33	$2,157	$1,069	$4,605

Approximately $115 and $609 of the total restructuring charges of $2,091 and $1,775 recorded in the three months ended October 31, 2005 and 2004, respectively, and $247 and $1,262 of the total restructuring charges of $3,712 and $4,783 recorded in the six months ended October 31, 2005 and

Sequential Page
No. 9
2004, respectively, were reported in costs of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in costs of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs of approximately $16 million are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Long-lived asset charges include accelerated depreciation related to machinery and equipment that will be used at the affected production facilities until they close. Other costs include miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred. These costs include employee relocation, professional fees, and other closed facility costs.
Note E — Common Shares
At October 31, 2005, 150,000,000 common shares were authorized. There were 58,367,914 and 58,540,386 shares outstanding at October 31, 2005, and April 30, 2005, respectively. Shares outstanding are shown net of 6,764,501 and 6,585,055 treasury shares at October 31, 2005, and April 30, 2005, respectively.
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

Sequential Page
No. 10
The following table sets forth reportable segment information:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net sales:
U.S. retail market	$429,761	$410,432	$771,490	$698,518
Special markets	176,503	178,490	345,105	303,671

Total net sales	$606,264	$588,922	$1,116,595	$1,002,189

Segment profit:
U.S. retail market	$92,061	$84,534	$162,165	$148,913
Special markets	18,931	19,141	34,886	31,667

Total segment profit	$110,992	$103,675	$197,051	$180,580

Interest income	1,329	667	3,149	1,385
Interest expense	(6,025)	(5,782)	(12,132)	(10,205)
Amortization expense	(1,849)	(523)	(4,590)	(1,047)
Restructuring costs	(2,091)	(1,775)	(3,712)	(4,783)
Merger and integration costs	(4,092)	(3,970)	(7,020)	(6,733)
Corporate administrative expenses	(26,149)	(28,589)	(55,169)	(51,178)
Other unallocated income (expense)	444	432	561	(527)

Income from continuing operations before income taxes	$72,559	$64,135	$118,138	$107,492

Note G — Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share — assuming dilution:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Numerator:
Income from continuing operations	$46,444	$40,663	$76,341	$68,150

Denominator:
Denominator for earnings per common share — weighted-average shares	58,096,308	58,184,654	58,188,067	56,007,967
Effect of dilutive securities:
Stock options	483,636	510,508	514,670	537,400
Restricted stock	115,934	120,328	117,088	117,853

Denominator for earnings per common share — assuming dilution	58,695,878	58,815,490	58,819,825	56,663,220

Income from continuing operations per common share	$0.80	$0.70	$1.31	$1.22

Income from continuing operations per common share — assuming dilution	$0.79	$0.69	$1.30	$1.20

Sequential Page
No. 11
Note H — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended October 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2005	2004	2005	2004

Service cost	$2,249	$1,122	$528	$361
Interest cost	5,596	1,835	832	421
Expected return on plan assets	(7,075)	(1,853)	—	—
Recognized net actuarial loss	695	206	39	87
Other	326	308	6	(11)

Net periodic benefit cost	$1,791	$1,618	$1,405	$858

	Six months ended October 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2005	2004	2005	2004

Service cost	$4,466	$2,244	$1,053	$722
Interest cost	11,124	3,670	1,656	842
Expected return on plan assets	(14,056)	(3,706)	—	—
Recognized net actuarial loss	1,387	412	77	174
Other	652	616	12	(22)

Net periodic benefit cost	$3,573	$3,236	$2,798	$1,716

Note I — Comprehensive Income
During the three-month periods ended October 31, 2005 and 2004, total comprehensive income was $51,552 and $56,430, respectively. Total comprehensive income for the six-month periods ended October 31, 2005 and 2004, was $83,183 and $88,689, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.
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
No. 12
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
At October 31, 2005, the Company’s guarantees outstanding for the lease obligations of Wellspring were $11,276 related to the tractor-trailer fleet lease and $9,767 related to the real estate lease.
Note K — Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Sequential Page
No. 13
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2005 and 2004, respectively.
On June 18, 2004, the Company completed its acquisition of International Multifoods Corporation (“Multifoods”). The results of Multifoods are included in the Company’s consolidated financial statements from the date of the acquisition. Since the acquisition of Multifoods closed midway through the first quarter of 2005, an additional six weeks of results are included in 2006.
Net Sales
Company sales were $606.3 million for the second quarter of 2006, up three percent compared to $588.9 million in the second quarter of 2005. All core businesses experienced sales growth during the quarter. Excluding the U.S. industrial business, which was divested in the fourth quarter of 2005, sales were up four percent.
Sales for the six-month period ended October 31, 2005, were up 11 percent to $1,116.6 million compared to $1,002.2 million for the first six months of 2005. An additional six weeks of Multifoods sales, totaling approximately $78.8 million, were realized in this year’s first six months. Excluding the additional six weeks and the U.S. industrial business, sales were up five percent.
The three-month and six-month periods ended October 31, 2005, results include a favorable adjustment of approximately $6.7 million to sales reflecting a change in estimate of the expected liability for trade merchandising programs. The adjustment relates to the liability for trade merchandising programs offered to customers during 2005, including programs established by Multifoods prior to the acquisition. The liability was adjusted to reflect updated information pertaining to factors affecting the liability, including actual performance data, competitive programs, and changes in administration of promotional programs.
Sales in the U.S. retail market segment for the second quarter of 2006 were $429.8 million compared to $410.4 million in the second quarter of 2005, an increase of five percent. U.S. retail market sales were up three percent, excluding adjustment for the trade liability change in estimate, with the consumer business area up four percent, and the oils and baking business area up two percent. Increases in the consumer business area were driven by growth in the Smucker’s, Jif, and Hungry Jack brands, and Uncrustables in the retail channel. Results for the second quarter of 2006 include the impact of a three to four percent price increase taken in the first quarter of 2006 on U.S. fruit spreads and peanut butter items. In the consumer oils and baking business area, sales increased due to growth in the Crisco brand which was up eight percent over last year. The Crisco results include an 11 percent increase in volume partially offset by the impact of the six percent price decrease implemented in January 2005. Sales in the baking area were flat as the Company refocused sales away from certain nontraditional customers and towards its core grocery business.
Sales in the U.S. retail market for the first six months of 2006 were $771.5 million, compared to $698.5 million last year, an increase of ten percent. The additional six weeks of Multifoods sales accounted for approximately half of the segment’s increase over the prior year. Excluding these additional sales, the segment was up five percent for the first six months driven by growth in the Smucker’s, Jif, and Crisco brands and Uncrustables.
Sales in the special markets segment for the second quarter of 2006 were $176.5 million compared to $178.5 million in the second quarter of 2005, a decrease of one percent. Excluding the discontinued U.S. industrial business, sales in the special markets segment were up four percent from the prior year. Key growth contributors for the quarter included the beverage business area, up six percent, and the foodservice business area, up nine percent due to growth in portion control and Uncrustables in the

Sequential Page
No. 14
school market. Sales of Uncrustables across all channels were approximately $22 million for the quarter and $37 million for the first six months a 22 percent increase over the comparable periods last year. Sales in Canada were down two percent as increases in the core retail business and favorable foreign exchange rate impact partially offset the planned rationalization of certain unprofitable industrial business.
Sales in the special markets for the first six months of 2006 were $345.1 million compared to $303.7 million in 2005, an increase of 14 percent. Excluding the additional Multifoods sales and the U.S. industrial business, special market sales were up five percent with growth in all other businesses.
Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Gross profit	33.6%	32.1%	33.0%	33.2%
Selling, distribution, and administrative:
Marketing and selling	10.3%	10.2%	10.5%	10.9%
Distribution	3.7	2.8	3.5	2.7
General and administrative	5.8	6.6	6.7	7.0

Total selling, distribution, and administrative	19.8%	19.6%	20.7%	20.6%

Restructuring and merger and integration	1.0%	0.9%	0.9%	1.0%

Operating income	12.8%	11.6%	11.4%	11.6%

Operating income in the second quarter of 2006 increased $8.9 million, or 13 percent, from the second quarter last year. Operating margin improved from 11.6 percent to 12.8 percent. Gross margin improvements were driven by a more profitable mix of sales, including the impact of a four percent price increase on U.S. fruit spreads and peanut butter items in the first quarter of 2006, and improved costs in the oils and baking business area, partially offset by higher commodity and freight costs. The trade liability change in estimate contributed approximately half of the gross margin improvement.
Selling, distribution, and administrative (SD&A) expenses as a percentage of sales increased slightly from 19.6 percent to 19.8 percent primarily as a result of the planned increase in marketing costs and increased distribution costs related to the implementation of the new distribution network. These increases were partially offset by a decrease in administrative overhead costs, reflecting the Company’s efforts to offset cost pressures noted above, and lower selling expenses.
Year-to-date operating income increased $10.3 million, or nine percent, over last year and operating margin was 11.4 percent compared to 11.6 percent last year. Gross margin was down slightly due to the impact of the additional six weeks of Multifoods sales with margins that are currently below corporate average. For the first six months of 2006, SD&A as a percentage of sales increased slightly from 20.6 percent to 20.7 percent primarily as a result of increased marketing and distribution costs.
Other
Interest expense remained relatively comparable in the second quarter of 2006 compared to last year while increasing from $10.2 million in the first six months of 2005 to $12.1 million in the first six months of 2006, as the Company realized an additional six weeks of expense on the debt associated with the acquisition of Multifoods. Interest income also increased due to higher average investment balances and an increase in interest rates.

Sequential Page
No. 15
Income taxes in the second quarter of 2006 were $26.1 million compared to $23.5 million in the second quarter of 2005, an increase of 11 percent. For the six months ended October 31, 2005 and 2004, income taxes were $41.8 million and $39.3 million, respectively, an increase of six percent. The increase in income taxes was less than the percent increase in income from continuing operations due to a lower consolidated effective tax rate. The consolidated effective tax rate was 35.4 percent for the six months ended October 31, 2005, compared to 36.6 percent for the six months ended October 31, 2004 resulting from the recognition of certain tax benefits specifically identifiable to the first quarter of 2006. The Company expects a tax rate for the full year of approximately 35.5 percent.
Financial Condition — Liquidity and Capital Resources

	Six Months Ended October 31,
(Dollars in thousands)	2005	2004

Net cash provided by operating activities	$59,248	$8,133
Net cash used for investing activities	$(10,689)	$(86,620)
Net cash (used for) provided by financing activities	$(63,885)	$3,324

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at October 31, 2005, were $107.4 million compared to $134.9 million at April 30, 2005.
The Company’s working capital requirements are greatest during the first half of its fiscal year. This is due primarily to the need to build inventory levels in advance of the “fall bake” season and the seasonal procurement of fruit and raw materials used in the Company’s pickle and condiment business in Canada.
Cash provided by operating activities was approximately $59.2 million during the first six months of 2006. The positive cash generated by operations resulted from the increase in income from continuing operations and an increase in noncash charges of depreciation and amortization. This was partially offset by an increase in working capital requirements consisting primarily of higher inventory and trade receivable balances. The increase in inventory balances was primarily due to the higher inventory levels necessary to support the start-up of the new distribution network, the build up of oil and baking inventory levels to support the “fall bake” season, and the seasonal procurement of pickles and various fruit varieties. The increase in trade receivable balances is due to the increase in net sales in the second quarter of 2006 compared to the fourth quarter of 2005.
Net cash used for investing activities was approximately $10.7 million in the first six months of 2006 as approximately $30.2 million utilized for capital expenditures was offset by maturities of marketable securities of approximately $16.2 million.
Cash used for financing activities during the first six months of 2006 consisted primarily of $31.4 million in dividend payments and $20.8 million to finance the purchase of treasury shares, including 398,700 common shares on the open market under a buyback program authorized by the Company’s Board of Directors in 2005. Also during the second quarter, the Company paid off its $17 million, 7.70 percent Series A Senior Notes due on September 1, 2005.
Absent any material acquisitions or other significant investments, the Company believes that cash on hand and investments, combined with cash provided by operations, and borrowings available under the revolving credit facility, will be sufficient to meet the remaining 2006 cash requirements, including the payment of dividends, repurchase of common shares, repayment of debt, and interest on debt outstanding.

Sequential Page
No. 16
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

Sequential Page
No. 17
Certain Forward-Looking Statements
This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:

•	the strength of commodity markets from which raw materials are procured and the related impact on costs;
•	crude oil price trends and its impact on transportation, energy, and packaging costs;
•	the ability to achieve the amount and timing of the estimated savings associated with the Multifoods acquisition;
•	the success and cost of introducing new products and the competitive response, particularly in the consumer oils and baking area;
•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses, and in their respective markets;
•	the ability of the business areas to achieve sales targets and the costs associated with attempting to do so;
•	the ability to successfully implement price changes, particularly in the consumer oils and baking business;
•	the Company’s ability to effectively manage production capacity and costs related to Uncrustables;
•	the timing and amount of capital expenditures, restructuring, and merger and integration costs;
•	raw material and ingredient cost trends;
•	foreign currency exchange and interest rate fluctuations;
•	general competitive activity in the market; and
•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 18
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Based on their evaluation as of October 31, 2005, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in internal controls. In addition, no change in internal control over financial reporting occurred during the quarter ended October 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Sequential Page
No. 19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				number (or
			Total number of	approximate
			shares	dollar value) of
			purchased as	shares that may
			part of publicly	yet be
	Total number of		announced	purchased
	shares	Average price	plans or	under the plans
Period	purchased	paid per share	programs	or programs

August 1, 2005-August 31, 2005	75,000	$46.70	75,000	256,322
September 1, 2005-September 30, 2005	25,125	$47.16	23,700	232,622
October 1, 2005-October 31, 2005	—	—	—	232,622

Total	100,125	$46.82	98,700	232,622

(a)	During the second quarter of 2005, the Company’s Board of Directors authorized management to repurchase up to one million shares of its common stock. The buyback program will be implemented at management’s discretion. Shares in this column include shares repurchased as part of this publicly announced plan as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	The Company has repurchased 767,378 common shares through October 31, 2005. During November and December 2005, the Company repurchased an additional 200,000 common shares resulting in 32,622 common shares that may be purchased under the buyback program authorized by the Company’s Board of Directors.

Sequential Page
No. 20
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of the Company was held on August 19, 2005. At the meeting, the names of Vincent C. Byrd, R. Douglas Cowan, and Elizabeth Valk Long were placed in nomination for the Board of Directors to serve three-year terms ending in 2008. All three nominees were elected with the results as follows:

	Votes For	Votes Withheld	Broker Nonvotes
Vincent C. Byrd	50,715,629	2,196,504	0
R. Douglas Cowan	51,471,171	1,440,962	0
Elizabeth Valk Long	51,457,681	1,454,452	0

The shareholders also voted on the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2006 fiscal year. The measure was approved as follows:

				Broker
	Votes For	Votes Against	Abstentions	Nonvotes
Appointment of Auditors	51,277,191	1,517,843	117,099	0

Sequential Page
No. 21
Item 6. Exhibits
See the Index of Exhibits that appears on Sequential Page No. 23 of this report.

Sequential Page
No. 22
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 9, 2005	THE J. M. SMUCKER COMPANY

/s/ Timothy P. Smucker

BY TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

/s/ Richard K. Smucker

BY RICHARD K. SMUCKER
President and Co-Chief Executive Officer

/s/ Mark R. Belgya

BY MARK R. BELGYA
Vice President, Chief Financial Officer and Treasurer

Sequential Page
No. 23
INDEX OF EXHIBITS

Assigned
Exhibit
No. *	Description

10	Amended and Restated Nonemployee Director Stock Plan, effective August 19, 2005, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 24, 2005 (Commission File No. 1-5111).

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.3	Certification of Mark R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Exhibits 2, 3, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.