Form 10-Q
period 2006-01-31
SMUCKER J M CO
filed 2006-03-10
CIK 91419

Sequential Page
No. 1 of 21 Pages

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act of 1934.
Yes ☐ No ☑
The Company had 58,204,661 common shares outstanding on February 28, 2006.
The Exhibit Index is located at Sequential Page No. 21.

Sequential Page
No. 2
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net sales	$536,453	$550,234	$1,653,048	$1,552,423
Cost of products sold	371,981	375,521	1,120,193	1,043,379
Cost of products sold — restructuring	618	515	865	1,777

Gross Profit	163,854	174,198	531,990	507,267
Selling, distribution, and administrative expenses	103,610	106,464	334,259	312,569
Other restructuring costs	4,783	2,837	8,248	6,358
Merger and integration costs	7,764	5,152	14,784	11,885

Operating Income	47,697	59,745	174,699	176,455
Interest income	1,709	1,044	4,858	2,429
Interest expense	(5,984)	(6,154)	(18,116)	(16,359)
Other income — net	6,150	883	6,269	485

Income from Continuing Operations Before Income Taxes	49,572	55,518	167,710	163,010
Income taxes	18,260	19,994	60,057	59,336

Income from Continuing Operations	31,312	35,524	107,653	103,674
Gain on sale of discontinued operations, net of tax	—	—	—	2,037
Discontinued operations, net of tax	—	584	—	1,250

Net Income	$31,312	$36,108	$107,653	$106,961

Earnings per common share:
Income from Continuing Operations	$0.54	$0.61	$1.85	$1.83
Discontinued operations	—	0.01	—	0.06

Net Income	$0.54	$0.62	$1.85	$1.89

Income from Continuing Operations — Assuming Dilution	$0.54	$0.60	$1.83	$1.81
Discontinued operations — assuming dilution	—	0.01	—	0.05

Net Income — Assuming Dilution	$0.54	$0.61	$1.83	$1.86

Dividends declared per common share	$0.27	$0.25	$0.81	$0.75

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 3
THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2006	April 30, 2005
	(Unaudited)	(Audited)
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89,246	$58,085
Marketable securities	15,176	17,739
Trade receivables, less allowances	122,514	145,734
Inventories:
Finished products	206,104	176,205
Raw materials	115,380	108,282

	321,484	284,487
Other current assets	52,417	49,806

Total Current Assets	600,837	555,851
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	42,376	42,018
Buildings and fixtures	192,052	175,718
Machinery and equipment	544,026	533,340
Construction in progress	29,706	26,053

	808,160	777,129
Accumulated depreciation	(284,099)	(256,028)

Total Property, Plant, and Equipment	524,061	521,101
OTHER NONCURRENT ASSETS
Goodwill	950,253	951,208
Other intangible assets, net	472,477	469,758
Marketable securities	36,974	59,074
Other assets	81,702	78,902

Total Other Noncurrent Assets	1,541,406	1,558,942

	$2,666,304	$2,635,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$37,749	$33,378
Accounts payable	80,608	105,290
Other current liabilities	146,740	169,624

Total Current Liabilities	265,097	308,292
NONCURRENT LIABILITIES
Long-term debt	429,341	431,560
Deferred income taxes	135,352	110,505
Other noncurrent liabilities	94,899	94,737

Total Noncurrent Liabilities	659,592	636,802
SHAREHOLDERS’ EQUITY
Common shares	14,548	14,635
Additional capital	1,237,767	1,240,110
Retained income	492,973	447,831
Less:
Deferred compensation	(9,364)	(4,573)
Amount due from ESOP	(6,524)	(7,044)
Accumulated other comprehensive income (loss)	12,215	(159)

Total Shareholders’ Equity	1,741,615	1,690,800

	$2,666,304	$2,635,894

See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 4
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
		(Revised)
	2006	2005
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$107,653	$106,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,948	37,486
Amortization	5,963	1,544
Gain on sale of assets	(5,638)	(3,079)
Trade receivables	26,133	12,716
Inventories	(30,266)	(21,644)
Accounts payable and accrued items	(63,415)	(25,092)
Discontinued operations	—	(371)
Other adjustments	36,202	11,879

Net cash provided by operating activities	124,580	120,400

INVESTING ACTIVITIES
Business acquired, net of cash acquired	—	(99,218)
Proceeds from sale of assets and businesses	8,754	46,516
Additions to property, plant, and equipment	(42,715)	(50,175)
Purchase of marketable securities	(5,000)	(65,547)
Sales and maturities of marketable securities	28,908	42,357
Disposals of property, plant, and equipment	1,804	162
Discontinued operations	—	(907)
Other — net	7,609	6,871

Net cash used for investing activities	(640)	(119,941)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	100,000
Repayments of long-term debt	(17,000)	(37,500)
Proceeds from revolving credit arrangement — net	835	47,671
Repayments of short-term debt	—	(113,622)
Dividends paid	(47,044)	(41,519)
Purchase of treasury shares	(30,122)	(16,869)
Other – net	793	10,979

Net cash used for financing activities	(92,538)	(50,860)
Effect of exchange rate changes	(241)	1,302

Net increase (decrease) in cash and cash equivalents	31,161	(49,099)
Cash and cash equivalents at beginning of period	58,085	104,551

Cash and cash equivalents at end of period	$89,246	$55,452

(  ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

Sequential Page
No. 5
THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2006, include an increase of approximately $6.7 million to net sales, or approximately $4.3 million after-tax to net income and $0.07 per share, reflecting a change in estimates of the expected liability for trade merchandising programs. Operating results for the three-month and nine-month periods ended January 31, 2006, are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.
The Condensed Statement of Consolidated Cash Flows for the nine months ended January 31, 2005, has been revised to separately disclose the operating, investing, and financing activities of the cash flows attributable to the Company’s discontinued operations, which were previously reported on a combined basis.
Note B – Multifoods Acquisition
On June 18, 2004, the Company completed its acquisition of International Multifoods Corporation (“Multifoods”) in a tax-free stock and cash transaction valued at approximately $871 million. The acquisition of Multifoods added the Pillsbury flour, baking mixes, and ready-to-spread frostings; Hungry Jack pancake mixes, syrup, and potato side dishes; Martha White baking mixes and ingredients; and Pet evaporated milk brands to the U.S. retail market business. Multifoods’ primary Canadian brands include: Robin Hood flour and baking mixes, Bick’s pickles and condiments, and Golden Temple flour and rice.
Under the terms of the acquisition agreement, Multifoods’ shareholders received $25 per share in a combination of 80 percent Company common shares and 20 percent cash. Approximately $98 million in cash was paid and 8,032,997 common shares were issued to the Multifoods’ shareholders, valued at approximately $386 million using the average closing price of the Company’s common shares for three days prior to the close of the transaction. In addition, the Company repaid Multifoods’ secured debt of approximately $151 million, assumed $216 million of 6.602 percent, senior, unsecured notes, and incurred $10 million of capitalized acquisition costs. In addition, the Company incurred costs of $18.0 million and $1.3 million, in 2005 and 2004, respectively, that were directly related to the acquisition and integration of Multifoods. Due to the nature of these costs, they were expensed as incurred. The Company expects to incur an additional $17 million in acquisition and integration costs in 2006 of which $14.8 million was incurred through the third quarter.
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

		Other
	Change of Control	Employee Separation

Accrual charged to goodwill	$12,271	$11,076
Cash payments	(12,271)	(8,073)

Balance at April 30, 2005	$—	$3,003
Cash payments	—	(2,720)

Balance at January 31, 2006	$—	$283

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

Sequential Page
No. 7
If compensation costs for the stock options granted had been determined based on the fair market value method of SFAS 123, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net income, as reported	$31,312	$36,108	$107,653	$106,961
Add: Total stock-based compensation expense related to restricted stock awards included in the determination of net income as reported, net of tax benefit	848	257	3,781	767
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(1,408)	(1,372)	(5,790)	(3,355)

Net income, as adjusted	$30,752	$34,993	$105,644	$104,373

Earnings per common share:
Net income, as reported	$0.54	$0.62	$1.85	$1.89
Add: Total stock-based compensation expense related to restricted stock awards included in the determination of net income as reported, net of tax benefit	0.01	—	0.07	0.01
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.02)	(0.02)	(0.10)	(0.06)

Net income, as adjusted	$0.53	$0.60	$1.82	$1.84

Net income, as reported — assuming dilution	$0.54	$0.61	$1.83	$1.86
Add: Total stock-based compensation expense related to restricted stock awards included in the determination of net income as reported, net of tax benefit — assuming dilution	0.01	0.01	0.07	0.02
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit — assuming dilution	(0.02)	(0.02)	(0.10)	(0.06)

Net income, as adjusted — assuming dilution	$0.53	$0.60	$1.80	$1.82

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
In the first quarter of 2005, the Company completed a restructuring program to streamline operations in Europe and the United Kingdom, including the exit of a contract packaging arrangement and certain segments of its retail business. During the last half of 2005, the Company completed the sale of its U.S. industrial ingredient business. In the third quarter of fiscal 2005, the Company announced its intent to discontinue operations at its Salinas, California, facility and restructure its U.S. distribution operations. The Company effectively completed the realignment of its distribution warehouses during the second quarter of 2006. The Salinas facility was sold in January 2006, and production was relocated to plants in Orrville, Ohio, and Memphis, Tennessee. Uncrustables production at the West Fargo, North Dakota, location is expected to be discontinued in the first quarter of fiscal 2007.
Upon completion, the restructurings will result in the elimination of approximately 535 full-time positions.
The Company expects to incur total restructuring costs of approximately $46 million related to these initiatives, of which $40.8 million has been incurred from the fourth quarter of fiscal 2003 through the third quarter of 2006. The balance of the costs will be incurred through the first quarter of 2007. The remaining cash payments, estimated to be approximately $5 million, will be paid through the second quarter of 2007.
The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$16,700	$11,200	$8,900	$9,200	$46,000

Balance at May 1, 2004	$4,397	$—	$—	$1,149	$5,546
First quarter charge to expense	770	149	1,169	920	3,008
Second quarter charge to expense	618	395	418	344	1,775
Third quarter charge to expense	2,336	296	335	385	3,352
Fourth quarter charge to expense	2,498	162	1,626	899	5,185
Cash payments	(6,660)	—	(3,548)	(2,159)	(12,367)
Noncash utilization	(737)	(1,002)	—	(1,538)	(3,277)

Balance at April 30, 2005	$3,222	$—	$—	$—	$3,222
First quarter charge to expense	993	84	469	75	1,621
Second quarter charge to expense	521	113	699	758	2,091
Third quarter charge to expense	1,077	618	2,329	1,377	5,401
Cash payments	(3,593)	—	(3,497)	(2,159)	(9,249)
Noncash utilization	—	(815)	—	(51)	(866)

Balance at January 31, 2006	$2,220	$—	$—	$—	$2,220

Remaining expected restructuring charge	$1,069	$2,215	$1,028	$892	$5,204

Approximately $618 and $515 of the total restructuring charges of $5,401 and $3,352 recorded in the three months ended January 31, 2006 and 2005, respectively, and $865 and $1,777 of the total restructuring charges of $9,113 and $8,135 recorded in the nine months ended January 31, 2006 and

Sequential Page
No. 9
2005, respectively, were reported in costs of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in costs of products sold include long-lived asset charges and inventory disposition costs. Total expected employee separation costs of approximately $16.7 million are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Long-lived asset charges include accelerated depreciation related to machinery and equipment that will be used at the affected production facilities until they close. Other costs include miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred. These costs include employee relocation, professional fees, and other closed facility costs.
Note E — Common Shares
At January 31, 2006, 150,000,000 common shares were authorized. There were 58,193,430 and 58,540,386 shares outstanding at January 31, 2006, and April 30, 2005, respectively. Shares outstanding are shown net of 6,939,088 and 6,585,055 treasury shares at January 31, 2006, and April 30, 2005, respectively.
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

Sequential Page
No. 10
The following table sets forth reportable segment information:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net sales:
U.S. retail market	$375,750	$381,381	$1,147,240	$1,079,899
Special markets	160,703	168,853	505,808	472,524

Total net sales	$536,453	$550,234	$1,653,048	$1,552,423

Segment profit:
U.S. retail market	$72,122	$80,296	$234,287	$229,209
Special markets	16,313	16,559	51,199	48,226

Total segment profit	$88,435	$96,855	$285,486	$277,435

Interest income	1,709	1,044	4,858	2,429
Interest expense	(5,984)	(6,154)	(18,116)	(16,359)
Amortization expense	(1,373)	(497)	(5,963)	(1,544)
Restructuring costs	(5,401)	(3,352)	(9,113)	(8,135)
Merger and integration costs	(7,764)	(5,152)	(14,784)	(11,885)
Corporate administrative expenses	(25,334)	(27,110)	(80,503)	(78,288)
Other unallocated income (expense)	5,284	(116)	5,845	(643)

Income from continuing operations before income taxes	$49,572	$55,518	$167,710	$163,010

Note G — Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share — assuming dilution:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Numerator:
Income from continuing operations	$31,312	$35,524	$107,653	$103,674

Denominator:
Denominator for earnings per common share — weighted-average shares	57,944,604	58,108,123	58,106,913	56,708,018
Effect of dilutive securities:
Stock options	417,419	503,913	481,774	526,238
Restricted stock	124,389	131,486	119,522	122,397

Denominator for earnings per common share — assuming dilution	58,486,412	58,743,522	58,708,209	57,356,653

Income from continuing operations per common share	$0.54	$0.61	$1.85	$1.83

Income from continuing operations per common share — assuming dilution	$0.54	$0.60	$1.83	$1.81

Sequential Page
No. 11
Note H — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

		Three Months Ended January 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2006	2005	2006	2005

Service cost	$2,262	$3,333	$529	$661
Interest cost	5,624	10,555	837	1,479
Expected return on plan assets	(7,112)	(14,124)	—	—
Recognized net actuarial loss	695	206	38	87
Other	326	309	6	(11)

Net periodic benefit cost	$1,795	$279	$1,410	$2,216

		Nine Months Ended January 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2006	2005	2006	2005

Service cost	$6,728	$5,577	$1,582	$1,383
Interest cost	16,748	14,225	2,493	2,321
Expected return on plan assets	(21,168)	(17,830)	—	—
Recognized net actuarial loss	2,082	618	115	261
Other	978	925	18	(33)

Net periodic benefit cost	$5,368	$3,515	$4,208	$3,932

Note I — Comprehensive Income
During the three-month periods ended January 31, 2006 and 2005, total comprehensive income was $36,844 and $30,049 respectively. Total comprehensive income for the nine-month periods ended January 31, 2006 and 2005, was $120,027 and $118,738, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.
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
At January 31, 2006, the Company’s guarantees outstanding for the lease obligations of Wellspring were $10,266 related to the tractor-trailer fleet lease and $9,193 related to the real estate lease.
Note K — Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Sequential Page
No. 13
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2006 and 2005, respectively.
On June 18, 2004, the Company completed its acquisition of International Multifoods Corporation (“Multifoods”). The results of Multifoods are included in the Company’s consolidated financial statements from the date of the acquisition. Since the acquisition of Multifoods closed midway through the first quarter of 2005, an additional six weeks of results are included in 2006.
Net Sales
Company sales were $536.5 million for the third quarter of 2006, down three percent compared to $550.2 million in the third quarter of 2005. Excluding the U.S. industrial business, which was divested in the fourth quarter of 2005, sales were down one percent for the quarter. The quarter’s results were adversely affected by a decrease in sales in the consumer oils and baking business area due to an overall decline in the categories during December and January and unplanned inventory reductions by certain key customers.
Sales for the nine-month period ended January 31, 2006, were up six percent to $1,653.0 million compared to $1,552.4 million for the first nine months of 2005. An additional six weeks of Multifoods sales, totaling approximately $78.8 million, were realized in the first nine months. Excluding the additional six weeks and the U.S. industrial business, sales were up three percent.
Results for the nine-month period ended January 31, 2006, include a favorable adjustment of approximately $6.7 million to sales reflecting a change in estimate of the expected liability for trade merchandising programs. The adjustment relates to the liability for trade merchandising programs offered to customers during 2005, including programs established by Multifoods prior to the acquisition. The liability was adjusted to reflect updated information pertaining to factors affecting the liability, including actual performance data, competitive programs, and changes in administration of promotional programs.
Sales in the U.S. retail market segment for the third quarter of 2006 were $375.8 million compared to $381.4 million in the third quarter of 2005, a decrease of one percent. During the third quarter of 2006, sales in the consumer business area increased four percent over the third quarter of 2005 as sales of fruit spreads, toppings, and peanut butter were all up. Solid performance in the Hungry Jack brand and significant growth in Uncrustables also contributed. In the consumer oils and baking business area, sales for the quarter were down eight percent as the Company faced significant competitive activity in addition to the decrease in categories and customer inventory reductions noted above. Crisco branded sales were down ten percent, and the baking brands decreased six percent in the third quarter of 2006 compared to 2005.
Sales in the U.S. retail market segment for the first nine months of 2006 were $1,147.2 million, compared to $1,079.9 million for the comparable period in 2005, an increase of six percent. The additional six weeks of Multifoods sales accounted for approximately half of the segment’s increase over the prior year.
For the first nine months of 2006, sales in the consumer business area were up seven percent compared to last year. Excluding the additional six weeks, sales in the oils and baking business area were down one percent for the first nine months of 2006 compared to the same period in 2005. Although sales of Crisco were up over last year for the first nine months, much of the gain was given back in December and January as a result of lower sell through and inventory reductions by key customers. Sales of Crisco were also impacted by a six percent price decrease taken in January 2005, as Crisco volume increased in 2006 over 2005. The Pillsbury brand had a solid first six months but reflected similar declines in the category during December and January. Sales in the consumer oils and baking business area were up

Sequential Page
No. 14
slightly during the “fall bake” period running from September through December, compared to the same period last year.
Sales in the special markets segment for the third quarter of 2006 were $160.7 million compared to $168.9 million in the third quarter of 2005, a decrease of five percent. Excluding the U.S. industrial business, sales in the special markets segment were up two percent in the third quarter of 2006 compared to 2005. Key growth contributors for the quarter included the beverage business area, up 16 percent, and the foodservice business area, up five percent. In the foodservice business area sales increased in both the traditional and schools markets. Sales in Canada were down six percent, as increases in the retail spreads business and the impact of favorable exchange rates partially offset declines in baking and the planned rationalization of certain unprofitable businesses.
Sales in the special markets segment for the nine-month period ended January 31, 2006, were $505.8 million compared to $472.5 million in 2005, an increase of seven percent. Excluding the additional Multifoods sales and the U.S. industrial business, sales in the special markets segment increased four percent in the first nine months of 2006 as compared to the first nine months of last year.
Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Gross profit	30.5%	31.7%	32.2%	32.7%
Selling, distribution, and administrative:
Marketing and selling	9.5%	9.8%	10.2%	10.5%
Distribution	3.7	2.9	3.5	2.8
General and administrative	6.1	6.6	6.5	6.8

Total selling, distribution, and administrative	19.3%	19.3%	20.2%	20.1%

Restructuring and merger and integration	2.3%	1.5%	1.4%	1.2%

Operating income	8.9%	10.9%	10.6%	11.4%

Operating income in the third quarter of 2006 decreased $12.0 million, or 20 percent, from the third quarter last year. Operating margin for the third quarter decreased from 10.9 percent in 2005 to 8.9 percent in 2006. Approximately one-half of the decline in operating margin for the quarter was due to the increase in restructuring and merger and integration costs over last year. The remainder was due to changes in gross margin. Gross margin declined primarily due to the volume decrease in the consumer oils and baking business area, increased trade merchandising expenses, and higher commodity and freight costs.
Selling, distribution, and administrative (“SD&A”) expenses as a percentage of sales in the third quarter of 2006 remained consistent with 2005 at 19.3 percent as increased costs of approximately $4 million associated with the Company’s new distribution network were offset by a reduction in marketing and selling expenses and lower administrative overhead costs.
Year-to-date operating income decreased $1.8 million, or one percent, compared to last year and operating margin was 10.6 percent compared to 11.4 percent last year. Gross margin was down to 32.2 percent from 32.7 percent due to the impact of the additional six weeks of Multifoods sales with margins that are currently below corporate average, as well as higher commodity and freight costs. For the first nine months of 2006, SD&A as a percentage of sales increased slightly from 20.1 percent to 20.2 percent primarily as a result of increased distribution costs. During the same period, restructuring and

Sequential Page
No. 15
merger and integration costs increased $3.9 million, or as a percentage of sales, from 1.2 percent to 1.4 percent.
Other
Interest expense decreased slightly from $6.2 million in the third quarter of 2005 to $6.0 million in the third quarter of 2006 reflecting a decrease in the notes payable balance and the payoff of $17 million in long-term debt in September 2005. Year-to-date interest expense increased from $16.4 million in the first nine months of 2005 to $18.1 million in the first nine months of 2006, as the Company realized an additional six weeks of interest expense on the debt associated with the acquisition of Multifoods. Interest income, for both the three-month and nine-month periods, increased due to higher average investment balances and an increase in interest rates.
During the third quarter of 2006, the Company completed its restructuring efforts around its Salinas, California, manufacturing and distribution facility and completed the sale of the property generating cash proceeds of $8.8 million and a gain on the sale of $5.6 million resulting in the increase in other income in the third quarter and first nine months of 2006 compared to applicable periods in 2005.
Income taxes in the third quarter of 2006 were $18.3 million compared to $20.0 million in the third quarter of 2005, a decrease of nine percent. For the nine months ended January 31, 2006 and 2005, income taxes were $60.1 million and $59.3 million, respectively, an increase of one percent. The change in income taxes was less than the percent change in income from continuing operations due to a lower consolidated effective tax rate. The consolidated effective tax rate was 35.8 percent for the nine months ended January 31, 2006, compared to 36.4 percent for the nine months ended January 31, 2005 resulting from the recognition of certain tax benefits specifically identifiable to the first nine months of 2006. The Company expects a tax rate for the full year of approximately 35.8 percent.
Financial Condition — Liquidity and Capital Resources

	Nine Months Ended January 31,
(Dollars in thousands)	2006	2005

Net cash provided by operating activities	$124,580	$120,400
Net cash used for investing activities	$(640)	$(119,941)
Net cash used for financing activities	$(92,538)	$(50,860)

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at January 31, 2006, were $141.4 million compared to $134.9 million at April 30, 2005.
The Company’s working capital requirements are greatest during the first half of its fiscal year. This is due primarily to the need to build inventory levels in advance of the “fall bake” season and the seasonal procurement of fruit, and the purchase of raw materials used in the Company’s pickle and condiment business in Canada.
Cash provided by operating activities was approximately $124.6 million during the first nine months of 2006. The positive cash generated by operations resulted from the increase in net income adjusted for noncash charges of depreciation and amortization and collection of accounts receivable. This was partially offset by an increase in working capital requirements consisting primarily of higher inventory balances and payments made to trade creditors. The increase in inventory balances was primarily due to the higher inventory levels necessary to support the new distribution network and increased raw material costs.
Net cash used for investing activities was approximately $0.6 million in the first nine months of 2006 as approximately $42.7 million utilized for capital expenditures was mostly offset by maturities of marketable securities of approximately $28.9 million and proceeds from the sale of the Salinas facility.

Sequential Page
No. 16
Cash used for financing activities during the first nine months of 2006 consisted primarily of $47.0 million in dividend payments and $30.1 million to finance stock repurchases, including 598,700 common shares repurchased on the open market under a buyback program authorized by the Company’s Board of Directors in 2005. During the third quarter the Company purchased 200,000 shares toward the previously authorized one million shares leaving approximately 30,000 shares remaining under the original buyback program. In January 2006, the Company’s Board of Directors authorized an increase to its share repurchase plan. Under the plan, the Company is authorized to purchase an additional two million common shares. The buyback program will be implemented at management’s discretion. Also during the first nine months of the fiscal year, the Company paid off its $17 million, 7.70 percent Series A Senior Notes due on September 1, 2005.
On January 31, 2006, the Company amended its revolving credit facility. The primary reason for the amendment was to take advantage of a more favorable fee structure, extend the commitment period for five years from the amendment date, and reduce the number of participating banks from four to three.
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
Subsequent Event
On February 24, 2006, The Company announced that it had entered into a Rule 10b5-1 trading plan (“the Plan”) with a broker to facilitate the repurchase of up to one million common shares. The shares to be repurchased under the Plan would be part of the share repurchase authorization approved by the Company’s Board of Directors in January 2006 to repurchase up to two million common shares.
Purchases will be affected by a broker and will be based upon the guidelines and parameters of the Plan. The share purchase period commenced on February 27, 2006, and concluded on March 8, 2006, with one million shares repurchased under the Plan.
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

Sequential Page
No. 17
Certain Forward-Looking Statements
This quarterly report includes certain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to:
•	the strength of commodity markets from which raw materials are procured and the related impact on costs;

•	crude oil price trends and its impact on transportation, energy, and packaging costs;

•	raw material and ingredient cost trends;

•	the success and cost of introducing new products and the competitive response, particularly in the consumer oils and baking area;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses, and in their respective markets;

•	the ability to successfully implement price changes, particularly in the consumer oils and baking business;

•	the concentration of certain of the Company’s businesses with key customers and the ability to manage and maintain key customer relationships;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	the Company’s ability to effectively manage production capacity and costs related to Uncrustables;

•	the ability to achieve the amount and timing of the estimated savings associated with the Multifoods acquisition;

•	the timing and amount of capital expenditures, restructuring, and merger and integration costs;

•	foreign currency exchange and interest rate fluctuations;

•	the timing and cost of acquiring common shares under the two million share repurchase authorization;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels; and

•	other factors affecting share prices and capital markets generally.

Sequential Page
No. 18
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Based on their evaluation as of January 31, 2006, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in internal controls. In addition, no change in internal control over financial reporting occurred during the quarter ended January 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Sequential Page
No. 19
PART II.   OTHER INFORMATION
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				number (or
			Total number of	approximate
			shares	dollar value) of
			purchased as	shares that may
			part of publicly	yet be
	Total number of		announced	purchased
	shares	Average price	plans or	under the plans
Period	purchased	paid per share	programs	or programs

November 1, 2005 — November 30, 2005	79,772	$45.40	75,000	157,622
December 1, 2005 — December 31, 2005	125,000	$45.46	125,000	32,622
January 1, 2006 — January 31, 2006	2,568	$44.37	—	2,032,622

Total	207,340	$45.42	200,000	2,032,622

(a)	During the second quarter of 2005, the Company’s Board of Directors authorized management to repurchase up to one million shares of its common stock. In January 2006, the Company’s Board of Directors authorized management to repurchase up to an additional two million common shares. The buyback program will be implemented at management’s discretion. Shares in this column include shares repurchased as part of this publicly announced plan as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	The Company has repurchased 967,378 common shares through January 31, 2006. From February 22, 2006, through March 8, 2006, the Company repurchased an additional 1,293,400 common shares, including 1,000,000 common shares under the Company’s Rule 10b5-1 trading plan. 739,222 common shares remain available for repurchase under the buyback program authorized by the Company’s Board of Directors.
Item 6.   Exhibits
See the Index of Exhibits that appears on Sequential Page No. 21 of this report.

Sequential Page
No. 20
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 10, 2006	THE J. M. SMUCKER COMPANY

/s/ Timothy P. Smucker

BY TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

/s/ Richard K. Smucker

BY RICHARD K. SMUCKER
President and Co-Chief Executive Officer

/s/ Mark R. Belgya

BY MARK R. BELGYA
Vice President, Chief Financial Officer and Treasurer

Sequential Page
No. 21
INDEX OF EXHIBITS

Assigned
Exhibit
No. *	Description
10	First Amendment (dated as of January 31, 2006) to Credit Agreement (dated as of June 18, 2004), by and among The J. M. Smucker Company, as U.S. Borrower, Smucker Foods of Canada Co., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as Lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Syndication Agent.

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.3	Certification of Mark R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Exhibits 2, 3, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.