Form 10-K
period 2006-04-30
SMUCKER J M CO
filed 2006-06-30
CIK 91419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-5111
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
    Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes ☐ No ☑
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2005, was $2,444,020,772. As of June 19, 2006, 57,140,448 common shares of The J. M. Smucker Company were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 17, 2006, are incorporated by reference into Part III of this Report, and certain sections of the registrant’s 2006 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.
The exhibit index for this Report begins on page 18.

PART I
Item 1. Business.
          The Company. The J. M. Smucker Company (the “Company”) was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker’s (a registered trademark), operates principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis, although the majority of the Company’s sales are in the United States. The Company’s operations outside the United States are principally in Canada although products are exported to other countries as well. Sales outside the United States represent approximately 19 percent of total consolidated Company sales for fiscal 2006.
          The Company has two reportable segments: U.S. retail market and special markets. The Company’s U.S. retail market segment includes the consumer and consumer oils and baking businesses and represents a strategic focus area for the Company – the sale of branded food products with leadership positions to consumers through mainstream domestic retail outlets in North America. The special markets segment represents the aggregation of the foodservice, beverage, Canada, and international businesses.
          Principal Products. The principal products of the Company, which are sold in both the Company’s U.S. retail market segment and special markets segment, are peanut butter, shortening and oils, flour and baking ingredients, fruit spreads, baking mixes and ready-to-spread frostings, fruit and vegetable juices, beverages, dessert toppings, syrups, frozen sandwiches, pickles and condiments, and potato side dishes.
          Product sales information for the years 2006, 2005, and 2004 is incorporated herein by reference to information set forth in the Company’s 2006 Annual Report to Shareholders, on pages 36 through 38 under “Note E: Reportable Segments.”
          In the U.S. retail market segment, the Company’s products are primarily sold through brokers to food retailers, food wholesalers, club stores, mass merchandisers, discount stores, and military commissaries. In the special markets segment, the Company’s products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, healthcare operators), other food manufacturers, health and natural foods stores and distributors.
          Sources and Availability of Raw Materials. The raw materials used by the Company in each of its segments are primarily commodities and agricultural-based products. Glass, plastic, caps, carton board, and corrugate are the principal packaging materials used by the Company. The fruit, pickle, and condiment raw materials used by the Company in the production of its food products are purchased from independent growers and suppliers. Sweeteners, peanuts, oils, wheat and flour, and other ingredients are obtained from various other sources. The cost and availability of some of these commodities has fluctuated, and may continue to fluctuate, over time. The Company also uses commodity futures and options to hedge some of its costs. Raw materials are available from numerous sources, and the Company believes that it will continue to be able to obtain adequate supplies. The Company has not historically encountered shortages of key raw materials. The Company considers its relationship with key raw material suppliers to be good.
          Trademarks and Patents. The Company’s products are produced under certain patents and marketed under numerous trademarks owned by the Company or one of its subsidiaries. Major trademarks, utilized primarily in the U.S. retail market segment, include: Smucker’s, Jif, Crisco, Mary Ellen, Dutch Girl, Martha White, Hungry Jack, Uncrustables, Simply Jif, Golden Temple, Softasilk, Dickinson’s, Crosse & Blackwell, Adams, Laura Scudder’s, Goober, Pet, Magic Shell, and Simple Measures. Major trademarks primarily utilized in the special markets segment include: Smucker’s, Jif, Crisco, Bick’s, Robin Hood, R. W. Knudsen Family, Golden Temple, Santa Cruz Organic, Double Fruit, Simply Nutritious, Recharge, and Red River. Pillsbury, the Pillsbury Barrelhead logo, and Pillsbury

Doughboy are trademarks of The Pillsbury Company, used by the Company under a 20-year, perpetually renewable, royalty-free license. In addition, the Company or one of its subsidiaries licenses the use of several other trademarks, none of which individually is material to the Company’s business.
          Slogans or designs considered to be important trademarks include (without limitation) the slogan, “With A Name Like Smucker’s, It Has To Be Good,” “Choosy Moms Choose Jif,” “Choosy Dads Choose Jif,” “Great Meals Start Here,” “Start Something Good with Crisco,” “We’ve Got Ice Cream Covered,” “The Spread that Makes Bread Smile,” “For the Hungry Jack in Your House,” “Goodness Gracious, It’s Good,” “A Southern Family Tradition,” the Smucker’s banner, the Crock Jar shape, the Gingham design, and the Strawberry logo.
          The Company considers all of these trademarks and the Pillsbury license to be essential to its business.
          Seasonality. The Company’s consumer oils and baking business is moderately seasonal around the “fall bake” period, which generally impacts sales and profits in the Company’s second and third quarters. The overall impact of seasonal trends, however, is not considered significant.
          Working Capital. Working capital requirements are greatest during the first half of the Company’s fiscal year mainly due to the timing of fruit and pickle procurement and the buildup of inventories necessary to support the “fall bake” season.
          Customers. Sales to Wal-Mart Stores, Inc., and its subsidiaries amounted to approximately 18 percent, 16 percent, and 16 percent of net sales in 2006, 2005, and 2004, respectively. These sales are primarily included in the U.S. retail market segment. No other customer exceeded ten percent of net sales during 2006, 2005, and 2004.
          Orders. Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.
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
          The Jif brand has been a leader in the peanut butter category for over 20 years, while the Company’s natural peanut butter business, sold under the Smucker’s, Adam’s, and Laura Scudder’s brands, maintains a strong leadership position in the natural peanut butter category. Crisco has been a leader in the shortening and cooking oils categories for over 50 years. Crisco holds the number one position among branded competitors in both the oils and shortening categories. The oils category in which Crisco competes is a more competitive category than the others in which the Company’s brands compete due to a larger private label presence and more volatile commodity pricing. The Company’s fruit spread brands, including Smucker’s and Dickinson’s, compete with three major branded lines of fruit spreads and many private label brands. The competing brands exist on both a national and a regional level.
          The Company competes in the dessert and baking mixes (“DBM”) market that includes mixes for cakes, cookies, brownies, muffins, and quickbreads, as well as ready-to-spread frostings and ingredients used in scratch baking such as flour. Within the DBM category, the Company competes primarily with Betty Crocker, which is marketed by General Mills, Inc., and Duncan Hines, which is marketed by Pinnacle Food Group, Inc. The Company’s Hungry Jack brand competes in three primary market categories: pancake mix, potato side dishes, and table syrup. The Company competes primarily with Aunt Jemima, which is marketed by PepsiCo’s Quaker Foods North America segment, in pancake mix and table syrups, Mrs. Butterworth’s and Log Cabin which is marketed by Pinnacle Food Group, Inc., in table syrups, and Betty Crocker in potato side dishes.
          The continued growth of alternative store formats, product and packaging innovations, technological advances, and new industry techniques have all added additional variables for companies in the food industry to consider in order to remain competitive. The principal methods of and factors in competition are product quality, price, packaging, new product introductions, nutritional value, convenience, customer service, advertising, and promotion. Positive factors pertaining to the Company’s competitive position include well-recognized brands, experienced brand management, varied product offerings, product innovation, and a strong distribution network.
          Research and Development. The Company predominantly utilizes in-house resources to both develop new products and improve existing products in each of its business areas. Amounts expensed for product development were $10,781,000, $10,397,000, and $7,496,000 in 2006, 2005, and 2004, respectively.
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
          Subsequent to the Company’s initial notification of the investigation by CEPA, the Company has learned that the former owner’s use of the property in manufacturing activities may have contributed to the contamination. Although the former owner is in Chapter 11 bankruptcy status, language contained in its reorganization plan confirmed by the bankruptcy court on April 21, 2006, contains both assumption and indemnity provisions from its parent company that cover both present and future environmental liability, both known and unknown. The Company continues to monitor this situation. The Company continues to conclude that based upon available information, commencement of litigation or assertion of a claim or assessment by CEPA is not currently probable. It is a reasonable possibility that as the current owner of the property, the Company may be named a potentially responsible party along with the former owner of the property. However, as explained above, the Company does not currently believe it will incur a liability related to this matter and has determined that an accrual is not necessary at this time.
          Employees. At April 30, 2006, the Company had approximately 3,500 full-time employees, worldwide. Approximately 38 percent of these employees, located at 11 facilities, are covered by union contracts. These contracts vary in term depending on the location. The Company believes its relations with its current employees are generally good.
          Financial Information About Industry Segments and Geographical Areas. The financial information required to be included in this Item concerning reportable industry segments and international operations for the years 2006, 2005, and 2004 is incorporated herein by reference to information set forth in the Company’s 2006 Annual Report to Shareholders, on pages 36 through 38, under “Note E: Reportable Segments.” The Company’s international operations are primarily in Canada with risks similar to those associated with the U.S. retail market segment. The Company’s Canada sales primarily represents the sale of Canadian produced products to Canadian customers.

          Forward-Looking Statements. This report includes forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected or projected results. The descriptions of risks and uncertainties relating to forward-looking statements is incorporated herein by reference to information set forth in the Company’s 2006 Annual Report to Shareholders under the caption “Forward-Looking Statements” on page 19.
          Available Information. Access to all Securities and Exchange Commission (“SEC”) filings made by the Company, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, is provided, free of charge, on the Company’s Web site (www.smuckers.com/fc/investor/) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.
Item 1A. Risk Factors
          The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described below should be carefully considered, together with the other information contained or incorporated by reference in the Annual Report on Form 10-K and in the Company’s other filings with the SEC, in connection with evaluating the Company, its business and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.
•	The Company operates in the competitive food industry and relies on continued demand for the Company’s products.

The Company faces competition across its product lines from other food companies with the primary methods and factors in competition being product quality, price, packaging, new product introductions, nutritional value, convenience, customer service, advertising, and promotion. In order to generate future revenues and profits, the Company must continue to sell products that appeal to the Company’s customers and consumers. Specifically, there are a number of trends in consumer preferences that may impact the Company and the food industry as a whole including convenience, consumer dietary trends, and obesity, health and nutritional concerns. Continued success is dependent on product innovation, the ability to secure and maintain adequate retail shelf space, and effective trade merchandising, advertising, and marketing programs. Some of the Company’s competitors have substantial financial, marketing, and other resources, and competition with them in the Company’s various markets and product lines could cause the Company to reduce prices, increase marketing or other expenditures, or lose category share. Category share and growth could be adversely impacted if the Company is not successful in introducing new products.

•	The Company’s operations are subject to the general risks of the food industry.

The food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. The Company’s operations could be impacted by both genuine and fictitious claims regarding the Company’s products. In the event of product contamination or tampering, the Company may need to recall some of its products. A widespread product recall could result in significant loss due to the cost of conducting a product recall including destruction of inventory and the loss of sales resulting from the unavailability of product for a period of time. The Company could also suffer losses from a significant product liability judgment against it. Either a significant product recall, or a product liability judgment could also result in a loss of consumer confidence in the Company’s food products and an actual or perceived loss of value of the Company’s brands, materially impacting consumer demand.

•	Impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect the Company’s consolidated operating results and net worth.

A significant portion of the Company’s assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a noncash charge to earnings. Events and conditions that could result in impairment include increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. At April 30, 2006, the carrying value of goodwill and other intangible assets totaled approximately $1.4 billion, compared to total assets of approximately $2.6 billion and total shareholders’ equity of approximately $1.7 billion.

•	The Company may not achieve its targeted cost savings from the Company’s manufacturing, distribution network, supply chain, and other cost reduction initiatives.

The Company’s success depends in part on its ability to be an efficient producer in a highly competitive industry. The Company has invested extensively in initiatives to optimize production capacity, improve productivity and operating efficiencies, and improve the Company’s overall cost base as well as service levels in support of its long-term strategy to own and market leading North American icon brands sold in the center of the store. Ongoing operational issues or unanticipated costs are a possibility when carrying out major initiatives that may result in an adverse impact on future operations or the inability of the Company to achieve its planned cost savings.

•	The results of the Company may be adversely impacted as a result of increases in the price of raw materials, including agricultural commodities and fuel.

The Company utilizes many different commodities and agricultural products in the manufacturing of its products including peanuts, corn sweeteners, edible oils, sugar, fruit, wheat, and cocoa. In addition, natural gas and fuel oil are necessary components of the manufacturing process, packaging, and distribution of the Company’s products. These commodities and agricultural products are subject to price volatility caused by commodity market fluctuations, the quality and availability of supply, weather, currency fluctuations, speculative influences, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. Although the Company utilizes forward contracts and commodity futures contracts to hedge commodity prices in some instances, commodity price increases ultimately result in corresponding increases in the Company’s raw material and energy costs. The Company may be limited in its ability to pass these cost increases on in the form of price increases or may incur a loss in sales volume to the extent pricing increases are taken.

•	The Company may be unable to maintain or improve its profit margins in the face of a consolidating retail environment. In addition, the loss of the Company’s largest customer could negatively impact its sales and profits.

Sales to Wal-Mart Stores, Inc., and its subsidiaries amounted to approximately 18 percent of the Company’s net sales in 2006. These sales are primarily included in the U.S. retail market segment. Trade receivables at April 30, 2006, included amounts due from Wal-Mart Stores, Inc. and its subsidiaries of $22,087,000. During 2006, the Company’s top ten customers, collectively, accounted for approximately 49 percent of consolidated net sales. The bankruptcy or loss of any large customer for an extended length of time could negatively impact the Company’s operations.

•	Changes in tax, environmental, or other regulations and laws or failure to comply with existing licensing, trade, and other regulations and laws could have a material adverse effect on the Company’s consolidated financial condition.

The Company’s operations are subject to regulation by the U.S. Departments of Agriculture, Commerce, and Labor, the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, as well as similar and other authorities of Canada, various state, provincial and local governments, and voluntary regulatory and trade associations.

The manufacturing, marketing, and distribution of food products is subject to governmental regulation that is increasingly extensive encompassing such matters as ingredients, advertising, relations with distributors and retailers, health, safety, and the environment.

Additionally, the Company is routinely subject to new or modified tax and securities regulations, other laws and regulation, and accounting and reporting standards. The Company’s failure or inability to comply with these requirements could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

•	The results of the Company may be adversely impacted as a result of changes in defined benefit pension and other postretirement plan factors or regulations.

The Company has defined benefit pension plans covering substantially all of its U.S. and Canadian employees. In addition to the defined benefit pension plans, the Company sponsors several unfunded, defined postretirement plans. The Company’s recorded obligations, and expense associated with these plans is recorded in the Company’s financial statements based on assumptions related to inflation, investment returns, mortality, employee turnover, rate of compensation increases, medical costs, and discount rates. Changes in any of these assumptions, as well as changes in regulations governing these plans, can cause volatility in recorded assets, liabilities, expense, and future funding requirements.

•	The Company’s operations are subject to the general risks associated with acquisitions.

The Company’s stated long-term strategy is to own and market leading North American icon brands sold in the center of the store. The Company has historically made strategic acquisitions of brands and businesses and will continue to do so in the future in support of this strategy. The success of past and future acquisitions is dependent on the Company’s ability to successfully integrate acquired and existing operations. If the Company is unable to integrate acquisitions successfully, its financial results could suffer. Additional potential risks associated with acquisitions are the diversion of management’s attention from other business concerns, additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, disputes with sellers, and the inherent risk associated with the Company entering a line of business in which it has no prior experience.
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties.
          The table below lists all of the Company’s manufacturing and processing facilities at April 30, 2006. All of the Company’s properties are maintained and updated on a regular basis, and the Company continues to make investments for expansion and technological improvements. The Company believes that existing capacity at these facilities is sufficient to sustain current operations and anticipated growth.
          The properties listed below are owned, except for the following properties, which are leased: the West Fargo, North Dakota, facility; the land at the Pt. Colborne, Ontario, facility; and the land at the Montreal, Quebec, bakery mix facility. Other than customary lease terms and rental payment obligations, there are no material performance obligations associated with the properties listed below. The Company’s corporate headquarters are located in Orrville, Ohio, and the Company’s Canadian headquarters are located in Markham, Ontario. The West Fargo location is currently expected to close during fiscal 2007, as part of the Company’s restructuring plans as described in the Company’s 2006 Annual Report to Shareholders on pages 35 and 36 under “Note D: Restructuring.”

Domestic Locations	Products Produced

Chico, California	Fruit and vegetable juices, beverages
Cincinnati, Ohio	Shortening and oils
Grandview, Washington	Grapes, red tart cherries, strawberries, cranberries, apples, boysenberries, blackberries, red raspberries, black raspberries, blueberries, and red currants
Havre de Grace, Maryland	Fruit and vegetable juices, beverages
Lexington, Kentucky	Peanut butter
Memphis, Tennessee	Fruit spreads, toppings, syrups
New Bethlehem, Pennsylvania	Peanut butter and Goober products
Orrville, Ohio	Fruit spreads, toppings, syrups
Oxnard, California	Strawberries
Ripon, Wisconsin	Fruit spreads, toppings, syrups, condiments
Scottsville, Kentucky	Uncrustables sandwiches
Toledo, Ohio	Bakery mixes and frostings
West Fargo, North Dakota	Uncrustables sandwiches

International Locations	Products Produced

Burlington, Ontario, Canada	Bakery mixes
Delhi Township, Ontario, Canada	Pickles
Dunnville, Ontario, Canada	Pickles and relish condiments
Livingston, Scotland	Industrial fruit products
Montreal, Quebec, Canada (mill)	Flour
Montreal, Quebec, Canada	Bakery mixes
Pt. Colborne, Ontario, Canada	Flour
Ste. Marie, Quebec, Canada	Fruit spreads, sweet spreads, industrial products
Saskatoon, Saskatchewan, Canada	Flour, oats, and bakery mixes

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
          Subsequent to the Company’s initial notification of the investigation by CEPA, the Company has learned that the former owner’s use of the property in manufacturing activities may have contributed to the contamination. Although the former owner is in Chapter 11 bankruptcy status, language contained in its reorganization plan confirmed by the bankruptcy court on April 21, 2006, contains both assumption and indemnity provisions from its parent company that cover both present and future environmental liability, both known and unknown. The Company continues to monitor this situation. The Company continues to conclude that based upon available information, commencement of litigation or assertion of a claim or assessment by CEPA is not currently probable. It is a reasonable possibility that as the current owner of the property, the Company may be named a potentially responsible party along with the former owner of the property. However, as explained above, the Company does not currently believe it will incur a liability related to this matter and has determined that an accrual is not necessary at this time.
Item 4. Submissions of Matters to a Vote of Security Holders.
          None.

Executive Officers of the Registrant*
          The names, ages as of July 1, 2006, and current positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer of the Company for more than five years.

				Served
				as an
		Years with		Officer
Name	Age	Company	Position	Since

Timothy P. Smucker	62	37	Chairman and Co-Chief Executive Officer	1973
Richard K. Smucker	58	33	President and Co-Chief Executive Officer	1974
Mark R. Belgya	45	21	Vice President, Chief Financial Officer and Treasurer (1)	1997
Vincent C. Byrd	51	29	Senior Vice President, Consumer Market (2)	1988
John W. Denman	49	27	Vice President and Controller (3)	2005
Barry C. Dunaway	43	19	Vice President, Corporate Development (4)	2001
Fred A. Duncan	60	28	Senior Vice President, Special Markets (5)	1984
Robert E. Ellis	59	28	Vice President, Human Resources	1996
M. Ann Harlan	46	7	Vice President, General Counsel and Secretary (6)	2002
Donald D. Hurrle, Sr.	57	29	Vice President, Sales, Grocery Market	2001
John F. Mayer	50	14	Vice President, Customer Development (7)	2004
John D. Milliken	60	32	Vice President, Logistics and Fruit Processing (8)	1981
Steven Oakland	45	23	Vice President and General Manager, Consumer Oils and Baking (9)	1999
Andy G. Platt	50	23	Vice President, Information Services and Chief Information Officer (10)	2004
Christopher R. Resweber	44	18	Vice President, Marketing Services (11)	2004
Mark T. Smucker	36	10	Vice President International Market and Managing Director, Canada (12)	2001
Richard F. Troyak	58	27	Vice President, Operations	1998
Paul Smucker Wagstaff	36	10	Vice President and General Manager, Foodservice and Beverage Markets (13)	2001

*       Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

(1)	Mr. Belgya was elected to his present position in January 2005, having served as Vice President and Treasurer from February 2004 to December 2004, as Treasurer from June 2001 to January 2004, and as Corporate Controller from August 1997 to May 2001.

(2)	Mr. Byrd was elected to his present position in February 2004, having served as Vice President and General Manager, Consumer Market from January 1995 to January 2004.

(3)	Mr. Denman was elected to his present position in August 2005, having served as Assistant Controller from May 2005 to July 2005. Prior to that time, he served as Chief Financial Officer, Canada since May 2004, and Assistant Controller from June 2001 to April 2004.

(4)	Mr. Dunaway was elected to his present position in November 2001, having served as Director, Corporate Development and Strategic Planning since February 2000.

(5)	Mr. Duncan was elected to his present position in February 2004, having served as Vice President, Special Markets from November 2001 to January 2004. Prior to that time, he served as Vice President and General Manager, Industrial Market since February 1995.

(6)	Ms. Harlan was elected Vice President in February 2004. She was elected Secretary in June 2003, having served as Assistant Secretary since August 2000. She was elected General Counsel in April 2002, having served as Assistant General Counsel since January 1999.

(7)	Mr. Mayer was elected to his present position in August 2004, having served as Director, Customer Development since September 1993.

(8)	Mr. Milliken was elected to his present position in February 2006, having served as Vice President, Logistics and Western Operations since August 2002. Prior to that time, he served as Vice President, Logistics since January 1981.

(9)	Mr. Oakland was elected to his present position in November 2001, having served as Vice President and General Manager – Foodservice Market since February 1999.

(10)	Mr. Platt was elected to his present position in February 2004, having served as Director, Business Technology from August 2002 to January 2004. Prior to that time, he served as Director, Customer Service since February 1997.

(11)	Mr. Resweber was elected to his present position in August 2004, having served as Director, Marketing Services and Consumer Direct since April 2001.

(12)	Mr. Mark Smucker was elected to his present position in May 2006, having served as Vice President and Managing Director, Canada since June 2004. Prior to that time, he served as Vice President and General Manager, International Market since November 2001, and General Manager and Managing Director, Smucker do Brasil since January 2000.

(13)	Mr. Wagstaff was elected to his present position in May 2006, having served as Vice President and General Manager, Foodservice Market, since November 2001. Prior to that time, he served as General Manager, Uncrustables Market since May 2000.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          (a) The information pertaining to the market for the Company’s common shares and other related shareholder information is incorporated herein by reference to the information set forth in the Company’s 2006 Annual Report to Shareholders under the caption “Stock Price Data” on page 10.
          (b) Not applicable.
          (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				number (or
			Total number of	approximate
			shares	dollar value) of
			purchased as	shares that may
			part of publicly	yet be
	Total number of		announced	purchased
	shares	Average price	plans or	under the plans
Period	purchased	paid per share	programs	or programs

February 1, 2006 – February 28, 2006	195,600	$38.88	195,600	1,837,022
March 1, 2006 – March 31, 2006	1,119,067	$40.07	1,097,800	739,222
April 1, 2006 – April 30, 2006	—	—	—	2,739,222

Total	1,314,667	$39.89	1,293,400	2,739,222

Information set forth in the table above represents activity in the Company’s fourth fiscal quarter.
(a)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to five million common shares as presented in the following table.

Number of
common
Board of	shares
Directors	authorized for
authorizations	repurchase

August 2004	1,000,000
January 2006	2,000,000
April 2006	2,000,000

Total	5,000,000

The buyback program will be implemented at management’s discretion with no established expiration date. Shares in this column include shares repurchased as part of this publicly announced plan as well as shares repurchased from stock plan recipients in lieu of cash payments.
(d)	The Company has repurchased a total of 2,260,778 common shares from August 2004 through April 30, 2006, under the buyback program authorized by the Company’s Board of Directors, including 1,000,000 common shares under the Company’s Rule 10b5-1 trading plan. 2,739,222 common shares remain available for repurchase under this program.

Item 6. Selected Financial Data.
          Five-year summaries of selected financial data for the Company and discussions of items which materially affect the comparability of the selected financial data are incorporated herein by reference to the information set forth in the Company’s 2006 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 9, “Note A: Accounting Policies” on pages 28 through 32, “Note B: Multifoods Acquisition” on pages 33 through 34, “Note C: Discontinued Operations” on page 34, and “Note D: Restructuring” on pages 35 and 36.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          Management’s discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources, and critical accounting estimates and policies, is incorporated herein by reference to the information set forth in the Company’s 2006 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis,” on pages 11 through 19.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          Quantitative and qualitative disclosures about market risk are incorporated herein by reference to the information set forth in the Company’s 2006 Annual Report to Shareholders under the caption “Derivative Financial Instruments and Market Risk” on pages 18 and 19.
Item 8. Financial Statements and Supplementary Data.
          Consolidated financial statements of the Company at April 30, 2006 and 2005, and for each of the years in the three-year period ended April 30, 2006, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are incorporated herein by reference to the information set forth in the Company’s 2006 Annual Report to Shareholders under the caption “Summary of Quarterly Results of Operations” on page 10 and beginning with “Report of Management on Internal Control Over Financial Reporting” on page 20 through “Report of Management on Responsibility for Financial Reporting” on page 55. The related financial statement schedule is filed as part of this Form 10-K on Schedule II.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures.
          Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of April 30, 2006, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

          Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
          Management’s report on internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth in the Company’s 2006 Annual Report to Shareholders under the heading “Report of Management on Internal Control Over Financial Reporting” on page 20, and under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 21, which reports are incorporated herein by reference.
Item 9B. Other Information.
          None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
          The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Board of Directors,” “Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2006. Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
          The Company’s Board of Directors has adopted a Policy on Ethics and Conduct, last revised April 2005, which applies to the Company’s directors, principal executive officers, principal financial officer, and principal accounting officer. The Company’s Board of Directors has adopted charters for each of the Audit, Executive Compensation, and Nominating and Corporate Governance committees and has also adopted Corporate Governance Guidelines. The Corporate Governance Guidelines reflect “Independent Directors” standards under the final rules of the New York Stock Exchange (NYSE Rule 303A.02). Copies of these documents are available on the Company’s Web site (www.smuckers.com).
Item 11. Executive Compensation.
          The information required by this Item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation,” “Consulting and Non-Compete Arrangements,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information required by this Item is incorporated by reference to the information set forth under the captions “Beneficial Ownership of Smucker Common Shares,” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2006.
Item 13. Certain Relationships and Related Transactions.
     The information required by this Item is incorporated by reference to the information set forth under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2006.
Item 14. Principal Accountant Fees and Services.
          The information required by this Item is incorporated by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm,” and “Audit Committee Preapproval Policies and Procedures” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

See the Index to Financial Statements and Financial Statement Schedule, which is included on page F-1 of this Report.

(a)(2)	Financial Statement Schedule

The following financial statement schedule, located at page F-2 of this Report, is included in Part II, Item 8 of this Report: Schedule II – Valuation and Qualifying Accounts.

(a)(3)	Exhibits

See the Index of Exhibits at page number 18 of this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2006	The J. M. Smucker Company

	/s/	Mark R. Belgya

	By:	Mark R. Belgya
Vice President, Chief Financial Officer and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Timothy P. Smucker	Chairman, Co-Chief Executive Officer, and Director	June 30, 2006
(Principal Executive Officer)

*
Richard K. Smucker	President, Co-Chief Executive Officer, and Director	June 30, 2006
(Principal Executive Officer)

/s/ Mark R. Belgya
Mark R. Belgya	Vice President, Chief Financial Officer and Treasurer	June 30, 2006
(Principal Financial Officer)

*
John W. Denman	Vice President and Controller (Principal Accounting Officer)	June 30, 2006

*
Vincent C. Byrd	Director	June 30, 2006

*
R. Douglas Cowan	Director	June 30, 2006

*
Kathryn W. Dindo	Director	June 30, 2006

*
Paul J. Dolan	Director	June 30, 2006

*
Fred A. Duncan	Director	June 30, 2006

*
Elizabeth Valk Long	Director	June 30, 2006

*
Charles S. Mechem, Jr.	Director	June 30, 2006

*
Gary A. Oatey	Director	June 30, 2006

*
William H. Steinbrink	Director	June 30, 2006

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 30, 2006	/s/	M. Ann Harlan

	By:	M. Ann Harlan
Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 9, 2001, by and among The Procter & Gamble Company, The Procter & Gamble Ohio Brands Company and The J. M. Smucker Company incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 12, 2001 (Commission File 001-5111).

2.2	Agreement and Plan of Merger, dated March 7, 2004, by and among The J. M. Smucker Company, International Multifoods Corporation, and MIX Acquisition Corporation incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 8, 2004 (Commission File 001-5111).

3.1	Amended Articles of Incorporation incorporated herein by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed on February 28, 2002 (Commission File 001-5111).

3.2	Amended Regulations incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 (Commission File 001-5111).

4	Amended and Restated Rights Agreement, dated as of August 28, 2000, by and between the Company and Computershare Investor Services, LLC (successor to Harris Trust and Savings Bank) incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed on August 28, 2000, as amended by Amendment No. 1 thereto, dated as of October 9, 2001, incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed on October 22, 2001 (Commission File 001-5111).

10.1	Amended Restricted Stock Bonus Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994 (Commission File No. 001-5111). *

10.2	1987 Stock Option Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994 (Commission File No. 001-5111). *

10.3	Management Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 (Commission File No. 001-5111). *

10.4	Nonemployee Director Stock Plan dated January 1, 1997 incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997 (Commission File No. 001-5111). *

10.5	1998 Equity and Performance Incentive Plan (as amended and restated effective as of June 6, 2005) incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111). *

10.6	Form of Restricted Shares Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111). *

10.7	Form of Deferred Shares Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111). *

Exhibit No.	Description

10.8	Note Purchase Agreement, dated as of June 16, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (Commission File No. 001-5111).

10.9	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (Commission File No. 001-5111). *

10.10	Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 (Commission File 001-5111).

10.11	Amended and Restated Nonemployee Director Stock Option Plan, effective August 19, 2005, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 24, 2005 (Commission File No. 001-5111). *

10.12	Consulting and Noncompete Agreements incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File 001-5111). *

10.13	Voluntary Deferred Compensation Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K Amendment No. 1 for the year ended April 30, 2003 (Commission File 001-5111). *

10.14	First Amendment, dated as of November 30, 2001, to Note Purchase Agreement, dated as of June 16, 1999, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 (Commission File 001-5111).

10.15	First Amendment, dated as of November 30, 2001, to Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 (Commission File 001-5111).

10.16	Note Purchase Agreement, dated as of May 27, 2004, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.17	Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as U.S. Borrower, J.M. Smucker (Canada) Inc., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as Lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Document Agent incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.18	First Amendment, dated as of January 31, 2006, to Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as U.S. Borrower, Smucker Foods of Canada Co., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Syndication Agent incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (Commission File 001-5111).

Exhibit No.	Description

10.19	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

10.20	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 001-6699).

10.21	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.22	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.23	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc. incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 001-6699).

10.24	Stock Purchase Agreement, dated as of July 29, 2002, between International Multifoods Corporation and Wellspring Distribution Corp. incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated July 30, 2002 (Commission File No. 001-6699).

10.25	Fiscal Agency Agreement, dated as of December 17, 2001, among International Multifoods Corporation, as Issuer, Diagio plc, as Guarantor, JP Morgan Chase Bank, as Fiscal Agent and Principal Paying Agent, and J.P. Morgan Bank Luxembourg S.A., as Paying Agent incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

10.26	Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of May 12, 2004, between The J. M. Smucker Company and SPC Ardmona Limited incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.27	Deed of Variation to Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of June 16, 2004, between The J. M. Smucker Company and SPC Ardmona Limited incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

Exhibit No.	Description

10.28	Purchase Agreement, dated January 13, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Robin Hood Multifoods Corporation, The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp. incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).

10.29	Letter Agreement, dated January 24, 2005, and Amendment to Purchase Agreement, dated February 18, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Smucker Foods of Canada Co. (formerly known as Robin Hood Multifoods Corporation), The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp. incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).

10.30	Amended and Restated 1997 Stock-Based Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111). *

10.31	Consulting Agreement, dated December 16, 2005, by and among The J. M. Smucker Company and Richard G. Jirsa (Commission File 001-5111). *

13	Excerpts from 2006 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.3	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

THE J. M. SMUCKER COMPANY
ANNUAL REPORT ON FORM 10-K
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

	Form	Annual
	10-K	Report to
	Report	Shareholders
Data incorporated by reference to the 2006 Annual Report to Shareholders of The J. M. Smucker Company:
Report of Management on Internal Control Over Financial Reporting		20
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		21
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements		22
Consolidated Balance Sheets at April 30, 2006 and 2005		24 - 25
For the years ended April 30, 2006, 2005, and 2004:
Statements of Consolidated Income		23
Statements of Consolidated Cash Flows		26
Statements of Consolidated Shareholders’ Equity		27
Notes to Consolidated Financial Statements		28 - 54

Consolidated financial statement schedule at April 30, 2006, or for the years ended April 30, 2006, 2005, and 2004:
II. Valuation and qualifying accounts	F-2
     All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

F-1

THE J. M. SMUCKER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2006, 2005, and 2004
(Dollars in Thousands)

	Balance
	at	Charged to	Charged to	Deduct-	Balance at
	Beginning	Costs and	Other	ions	End of
Classification	of Year	Expenses	Accounts	(A)	Year

2006:
Valuation allowance for deferred tax assets	$24,280	$688	$(944)	$—	$24,024
Allowance for doubtful accounts	976	(1,375)	—	(1,609)	1,210

	$25,256	$(687)	$(944)	$(1,609)	$25,234

2005:
Valuation allowance for deferred tax assets	$266	$10,111	$13,903	$—	$24,280
Allowance for doubtful accounts	950	1,282	1,884	3,140	976

	$1,216	$11,393	$15,787	$3,140	$25,256

2004:
Valuation allowance for deferred tax assets	$335	$(69)	$—	$—	$266
Allowance for doubtful accounts	787	480	—	317	950

	$1,122	$411	$—	$317	$1,216

(A) Uncollectible accounts written off, net of recoveries.

F-2