Form 10-Q
period 2006-07-31
SMUCKER J M CO
filed 2006-09-08
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Yes ☐ No ☑
The Company had 57,371,050 common shares outstanding on August 31, 2006.
The Exhibit Index is located at Page No. 24.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended July 31,
	2006	2005
	(Dollars in thousands, except per
	share data)
Net sales	$526,509	$510,331
Cost of products sold	361,342	345,486
Cost of products sold — restructuring	7,173	132

Gross Profit	157,994	164,713
Selling, distribution, and administrative expenses	108,397	110,624
Other restructuring costs	731	1,489
Merger and integration costs	—	2,928

Operating Income	48,866	49,672
Interest income	1,995	1,820
Interest expense	(6,101)	(6,107)
Other (expense) income — net	(569)	194

Income Before Income Taxes	44,191	45,579
Income taxes	15,467	15,682

Net Income	$28,724	$29,897

Earnings per common share:
Net Income	$0.51	$0.51

Net Income — Assuming Dilution	$0.50	$0.51

Dividends declared per common share	$0.28	$0.27

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2006	April 30, 2006
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96,140	$71,956
Marketable securities	4,967	14,882
Trade receivables, less allowances	144,714	148,014
Inventories:
Finished products	200,536	190,302
Raw materials	104,527	88,786

	305,063	279,088
Assets held for sale	87,623	90,250
Other current assets	37,873	38,648

Total Current Assets	676,380	642,838
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	38,734	38,165
Buildings and fixtures	173,013	170,057
Machinery and equipment	519,301	513,593
Construction in progress	20,707	19,923

	751,755	741,738
Accumulated depreciation	(295,453)	(285,184)

Total Property, Plant, and Equipment	456,302	456,554
OTHER NONCURRENT ASSETS
Goodwill	955,452	940,967
Other intangible assets, net	474,371	472,915
Marketable securities	52,556	34,107
Other assets	102,977	102,363

Total Other Noncurrent Assets	1,585,356	1,550,352

	$2,718,038	$2,649,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$48,604	$28,620
Accounts payable	95,028	88,963
Other current liabilities	146,113	117,857

Total Current Liabilities	289,745	235,440
NONCURRENT LIABILITIES
Long-term debt	427,862	428,602
Deferred income taxes	153,048	155,579
Other noncurrent liabilities	101,854	102,064

Total Noncurrent Liabilities	682,764	686,245
SHAREHOLDERS’ EQUITY
Common shares	14,314	14,237
Additional capital	1,209,043	1,212,598
Retained income	501,875	489,067
Less:
Deferred compensation	—	(8,527)
Amount due from ESOP	(6,525)	(6,525)
Accumulated other comprehensive income	26,822	27,209

Total Shareholders’ Equity	1,745,529	1,728,059

	$2,718,038	$2,649,744

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2006	2005
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$28,724	$29,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,127	15,814
Asset impairments and other restructuring charges	7,173	132
Share-based compensation expense	2,659	2,717
Amortization	41	24
Change in assets and liabilities, net of effect from business acquired:
Trade receivables	2,975	(14,848)
Inventories	(31,321)	(58,240)
Accounts payable and accrued items	19,453	30,440
Other adjustments	15,977	14,252

Net cash provided by operating activities	60,808	20,188

INVESTING ACTIVITIES
Business acquired	(19,408)	—
Additions to property, plant, and equipment	(14,895)	(13,615)
Purchase of marketable securities	(20,000)	(15,081)
Sale and maturities of marketable securities	12,193	21,885
Disposals of property, plant, and equipment	799	649
Other — net	(1,113)	7,306

Net cash (used for) provided by investing activities	(42,424)	1,144

FINANCING ACTIVITIES
Revolving credit arrangements — net	20,603	—
Dividends paid	(15,809)	(15,707)
Purchase of treasury shares	(1,047)	(16,201)
Other — net	1,982	131

Net cash provided by (used for) financing activities	5,729	(31,777)
Effect of exchange rate changes	71	(153)

Net increase (decrease) in cash and cash equivalents	24,184	(10,598)
Cash and cash equivalents at beginning of period	71,956	58,085

Cash and cash equivalents at end of period	$96,140	$47,487

( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2006, are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.
Note B — Share-Based Payments
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (“SFAS 123R”). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and also amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair value-based measurement. The Company adopted SFAS 123R on May 1, 2006, using the modified prospective method. Under this method of adoption, prior years financial information was not restated. Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method of APB 25. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Compensation expense recognized related to share-based awards was $2,659 and $2,717 for the three months ended July 31, 2006 and 2005, respectively. The related tax benefit recognized was $931 and $935 for the three months ended July 31, 2006 and 2005, respectively. No compensation expense was capitalized related to share-based awards during the three months ended July 31, 2006 or 2005. As a result of adopting SFAS 123R on May 1, 2006, the Company’s income before income taxes and net income for the three months ended July 31, 2006, are $371 and $241 lower, respectively, than if it had continued to account for share-based compensation under APB 25.

Had the Company applied the fair value recognition provisions of SFAS 123 to share-based compensation for the three-months ended July 31, 2005, the effect on net income and earnings per common share would have been as follows:

Three Months
Ended
July 31, 2005
Net income, as reported	$29,897
Add: Total stock-based compensation expense included in the determination of net income as reported, net of tax benefit	1,782
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(2,686)

Net income, as adjusted	$28,993

Earnings per common share:
Net income, as reported	$0.51
Add: Total stock-based compensation expense included in the determination of net income as reported, net of tax benefit	0.04
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.05)

Net income, as adjusted	$0.50

Net income, as reported — assuming dilution	$0.51
Add: Total stock-based compensation expense included in the determination of net income as reported, net of tax benefit — assuming dilution	0.03
Less: Total stock-based compensation expense determined under fair value-based methods for all awards, net of tax benefit — assuming dilution	(0.05)

Net income, as adjusted — assuming dilution	$0.49

As of July 31, 2006, total compensation cost related to nonvested share-based awards not yet recognized was approximately $20,868. The weighted-average period over which this amount is expected to be recognized is approximately 3.4 years.
SFAS 123R also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings, referred to as an excess tax benefit, will be presented in the Condensed Statement of Consolidated Cash Flows as a financing activity, rather than an operating activity. Realized excess tax benefits are credited to additional paid in capital in the Condensed Consolidated Balance Sheet. Realized shortfall tax benefits, amounts which are less than that previously recognized in earnings, are first offset against the cumulative balance of excess tax benefits, if any, and then charged directly to income tax expense. Under the transition rules for adopting SFAS 123R using the modified prospective method, the Company was permitted to calculate a cumulative balance of excess tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits and, as a result, has sufficient cumulative excess tax benefits to absorb arising shortfalls, such that earnings were not affected in the three months ended July 31, 2006.
The Company received cash from the exercise of stock options of $3,149 and $1,029 for the three months ended July 31, 2006 and 2005, respectively. For the three months ended July 31, 2006, the tax benefit realized from share-based compensation was $390, including $714 of excess tax benefits realized upon exercise or vesting of share-based compensation, and classified as a financing activity on the Condensed Statement of Consolidated Cash Flows.
Note C — Restructuring
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
To date, the Company closed its fruit processing operations at its Watsonville, California, and Woodburn, Oregon, locations and subsequently sold these facilities; completed the combination of its two manufacturing facilities in Ripon, Wisconsin, into one expanded site; completed a restructuring program to streamline operations in Europe and the United Kingdom, including the exit of a contract packaging arrangement and certain segments of its retail business; completed the sale of its U.S. industrial ingredient business; completed the realignment of distribution warehouses; and sold the Salinas, California, facility after production was relocated to plants in Orrville, Ohio, and Memphis, Tennessee.
In July 2006, the Company entered into an agreement to sell its Canadian grain-based foodservice and industrial businesses, which were acquired as part of International Multifoods Corporation, to Horizon Milling G.P., a subsidiary of Cargill and CHS Inc., as part of a strategic plan to focus the Canadian operations on its branded consumer retail and foodservice businesses. The divestiture is expected to be completed by October 2006, and the associated assets have been classified on the Condensed Consolidated Balance Sheets as held for sale. The sale and related restructuring activities are expected to result in pretax expense of approximately $10 to $15 million, which will be reported as a restructuring charge. Costs will include noncash, long-lived asset charges, as well as transaction, legal, severance, and pension costs. During the first quarter of 2007, charges of approximately $7.6 million were recognized related to the Canadian restructuring, consisting primarily of the noncash write down of long-lived assets to their estimated fair market value.

The following table summarizes the carrying values of the assets held for sale included in the Condensed Consolidated Balance Sheets.

	July 31, 2006	April 30, 2006
Assets held for sale
Inventories	$24,118	$18,533
Other assets	903	535
Property, plant, and equipment — net	62,602	71,182

Total assets held for sale	$87,623	$90,250

Upon completion, the restructurings will result in the reduction of approximately 555 full-time positions.
The Company expects to incur total restructuring costs of approximately $61 million related to these initiatives, of which $49.6 million has been incurred since the announcement of the initiative in March 2003. The balance of the costs and remaining cash payments, estimated to be approximately $11.3 million, will mostly be incurred through 2007.
The following table summarizes the activity with respect to the restructuring and related long-lived asset charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment	Other
	Separation	Charges	Relocation	Costs	Total
Total expected restructuring charge	$16,900	$18,500	$7,800	$17,800	$61,000

Balance at May 1, 2005	$3,222	$—	$—	$—	$3,222
First quarter charge to expense	993	84	469	75	1,621
Second quarter charge to expense	521	113	699	758	2,091
Third quarter charge to expense	1,077	618	2,329	1,377	5,401
Fourth quarter charge to expense	393	884	(1,083)	678	872
Cash payments	(4,512)	—	(2,414)	(2,323)	(9,249)
Noncash utilization	—	(1,699)	—	(565)	(2,264)

Balance at April 30, 2006	$1,694	$—	$—	$—	$1,694
First quarter charge to expense	458	7,173	28	245	7,904
Cash payments	(868)	—	(28)	(245)	(1,141)
Noncash utilization	—	(7,173)	—	—	(7,173)

Balance at July 31, 2006	$1,284	$—	$—	$—	$1,284

Remaining expected restructuring charge	$418	$1,458	$983	$8,569	$11,428

Approximately $7,173 and $132 of the total restructuring charges of $7,904 and $1,621 recorded in the three-months ended July 31, 2006 and 2005, respectively, were reported in costs of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in costs of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs of approximately $16,900 are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Long-lived asset charges include impairments and accelerated depreciation related to machinery and equipment that will be used at the affected production facilities until they close or are sold. Other costs include miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred. These costs include employee relocation, professional fees, and other closed facility costs.

Note D — Common Shares
At July 31, 2006, 150,000,000 common shares were authorized. There were 57,254,648 and 56,949,044 shares outstanding at July 31, 2006, and April 30, 2006, respectively. Shares outstanding are shown net of 7,884,030 and 8,185,015 treasury shares at July 31, 2006, and April 30, 2006, respectively.
Note E — Operating Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has two reportable segments: U.S. retail market and special markets. The U.S. retail market segment includes the consumer and consumer oils and baking strategic business areas. This segment primarily represents the domestic sales of Smucker’s, Jif, Crisco, Pillsbury, Hungry Jack, and Martha White branded products to retail customers. The special markets segment is comprised of the international, foodservice, beverage, and Canada strategic business areas. Special markets segment products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), other food manufacturers, health and natural foods stores and distributors.
The following table sets forth reportable segment information:

	Three Months Ended July 31,
	2006	2005
Net sales:
U.S. retail market	$353,335	$341,729
Special markets	173,174	168,602

Total net sales	$526,509	$510,331

Segment profit:
U.S. retail market	$69,306	$70,104
Special markets	17,277	15,955

Total segment profit	$86,583	$86,059

Interest income	1,995	1,820
Interest expense	(6,101)	(6,107)
Amortization expense	(41)	(24)
Restructuring costs	(7,904)	(1,621)
Merger and integration costs	—	(2,928)
Corporate administrative expenses	(29,851)	(31,737)
Other unallocated (expense) income	(490)	117

Income before income taxes	$44,191	$45,579

Note F — Earnings Per Share
     The following table sets forth the computation of earnings per common share and earnings per common share — assuming dilution:

	Three Months Ended
	July 31,
	2006	2005
Numerator:
Net income	$28,724	$29,897

Denominator:
Denominator for earnings per common share — weighted-average shares	56,677,665	58,279,424

Effect of dilutive securities:
Stock options	337,856	521,801
Restricted stock	178,640	119,231

Denominator for earnings per common share — assuming dilution	57,194,161	58,920,456

Net income per common share	$0.51	$0.51

Net income per common share — assuming dilution	$0.50	$0.51

Note G — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended July 31,
	Defined Benefit		Other
	Pension Plans		Postretirement Benefits
	2006	2005	2006	2005
Service cost	$2,110	$2,217	$527	$525
Interest cost	6,007	5,528	810	824
Expected return on plan assets	(8,072)	(6,981)	—	—
Recognized net actuarial loss	309	692	31	38
Other	357	326	(51)	6

Net periodic benefit cost	$711	$1,782	$1,317	$1,393

Note H — Comprehensive Income
During the three-month periods ended July 31, 2006 and 2005, total comprehensive income was $28,337 and $31,631, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.

Note I — Commitments and Contingencies
In September 2002, International Multifoods Corporation (“Multifoods”) sold its foodservice distribution business to Wellspring Distribution Corporation (“Wellspring”) while continuing to guarantee certain real estate and tractor-trailer fleet lease obligations of the business. As a result of the Company’s acquisition of Multifoods, the Company now is obligated under these guarantees. The guarantee requires the lessor to pursue collection and other remedies against Wellspring before demanding payment from the Company. In addition, the Company’s obligation related to the tractor-trailer fleet lease is limited to 75 percent of the amount outstanding after the lessor has exhausted its remedies against Wellspring. The fleet guarantee will expire in September 2006 and the real estate guarantees will expire in September 2010.
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
At July 31, 2006, the Company’s guarantees outstanding for the lease obligations of Wellspring were $8,416 related to the tractor-trailer fleet lease and $8,074 related to the real estate lease.
Note J — Stock Benefit Plans
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. Currently, these incentives consist of restricted shares, deferred shares, performance units, performance shares, and stock options. These awards are administered through various plans, as described in the following paragraphs.
     2006 Equity Compensation Plan: In August 2006, the Company’s shareholders approved the 2006 Equity Compensation Plan. Awards under this plan may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive awards, and other share-based awards. Awards under this plan may be granted to the Company’s nonemployee directors, consultants, officers, and other employees. Total awards under this plan are limited to an aggregate of 2,500,000 common shares. To date, no awards have been granted under this plan.
As a result of this plan becoming effective in August 2006, no further awards will be made under the previously existing equity compensation plans listed below, except for certain defined circumstances included in the new plan.
     1998 Equity and Performance Incentive Plan: This plan provides for the issuance of stock options and restricted stock, which may include performance criteria, as well as stock appreciation rights, deferred shares, restricted stock units, performance shares, and performance units. At July 31, 2006, there were 1,193,778 common shares available for future issuance under this plan, excluding performance shares and performance units granted, but not yet earned. Of this total amount available for issuance, the amount of restricted shares and deferred shares available for issuance is limited to 331,335 common shares. Options granted under this plan become exercisable at the rate of one-third per year, beginning one year after the date of grant. The contractual term of the options is ten years, and the option price is equal to the market value of the shares on the date of the grant. Restricted shares and deferred shares issued under this plan are subject to a risk of forfeiture for at least three years in the event of termination of employment or failure to meet performance criteria, if any. Restricted shares and deferred shares issued to date under the plan are generally subject to a four-year forfeiture period, but may provide for the earlier termination of restrictions in the event of the retirement, the attainment of a defined age and service requirements, permanent disability or death of an employee, or a change in control of the Company.
Upon adoption of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (“SFAS 123R”), restricted shares, deferred shares, performance units, and performance shares are charged to expense over a one-year performance period plus the defined forfeiture period. Performance units and performance shares are granted to a limited number of executives. At the beginning of each fiscal year, performance criteria are established for the restricted shares, deferred shares, performance shares, and performance units to be earned during the year. At the end of the one-year performance period, the restricted shares and deferred shares are granted and the performance units and performance shares are converted into restricted shares and all are subject to normal vesting over the remaining forfeiture period. The actual number of restricted shares issued on the conversion date will depend on the actual performance achieved.
     1987 Stock Option Plan: Options granted under this plan become exercisable at the rate of one-third per year, beginning one year after the date of grant, and the option price is equal to the market value of the shares on the date of the grant. The maximum contractual term on options issued under this plan is ten years. There are 4,494 common shares available for future grant under this plan.
     Nonemployee Director Stock Option Plan: This plan provides for the issuance of stock options to nonemployee directors annually, on September 1, of each year. Options granted under this plan become exercisable six months after the date of grant, and the option price is equal to the market value of the shares on the date of the grant. The maximum contractual term on options issued under this plan is ten years. There are 36,510 common shares available for future grant under this plan.
     Amended and Restated 1997 Stock-Based Incentive Plan: This plan was initially adopted by shareholders of International Multifoods Corporation (“Multifoods”) in 1997. Effective with the Company’s acquisition of Multifoods, the Company assumed the plan. After the acquisition, only former employees of Multifoods that are employed by the Company will be eligible to receive awards under the plan. There are 267,392 common shares available for future grant under this plan. The maximum contractual term on options issued under this plan is ten years.
As a result of the acquisition, the Company also assumed two additional stock benefit plans. However, no common shares are available for future grant under these plans.
Under the 2006 Equity Compensation Plan the Company has the option to settle share-based awards by issuing common shares from treasury or issuing new Company common shares. For awards granted from the Company’s other equity compensation plans, the Company issues common shares from treasury, except for plans that were acquired as part of the Multifoods acquisition, which are settled by issuing new Company common shares.

Stock Options
Beginning in fiscal 2006, the Company replaced its employee stock option incentive program with a restricted share program. As a result, no stock options were issued during the three-month periods ended July 31, 2006 or 2005. Management estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The main inputs into the model are estimated by management based on historical performance and management’s expectation of future results, and include the average expected term (years), risk-free interest rate, dividend yield, and volatility.
On April 12, 2006, the Executive Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of previously issued stock options that had exercise prices greater than $39.31, the closing price of the Company’s common shares on the New York Stock Exchange on April 11, 2006. As a result, approximately 441,000 stock options with exercise prices of either $43.38 or $44.17 became immediately exercisable. Approximately 110,000 and 331,000 of these options would originally have vested in 2007 and 2008, respectively. The Company accelerated vesting in order to minimize future noncash compensation expense associated with stock options upon adoption of SFAS 123R, on May 1, 2006. By accelerating the vesting of those options, the Company will not incur pretax compensation expense of approximately $2.7 million and $1.0 million in 2007 and 2008, respectively, that otherwise would have been required to be recognized in the respective periods upon adoption of SFAS 123R related to these options.
A summary of the Company’s stock option activity, and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at May 1, 2006	2,938,112	$36.03	5.8	$9,484
Granted	—	—
Exercised	(154,429)	27.48		2,817
Forfeited	(24,231)	50.99

Outstanding at July 31, 2006	2,759,452	$36.38	5.7	$22,768

Exercisable at July 31, 2006	2,759,452	$36.38	5.7	$22,768

The total intrinsic value of options exercised during the three-month period ending July 31, 2006 and 2005, was approximately $2,817 and $436, respectively.

Other Equity Awards
A summary of the Company’s restricted shares, deferred shares, performance shares, and performance unit activity, follows:

	Restricted	Weighted-
	and	Average	Performance	Weighted-
	Deferred	Grant Date	Shares	Average
	Shares	Fair Value	and Units	Fair Value
Outstanding at May 1, 2006	301,350	$44.03	63,310	$39.26
Granted	163,940	40.41	69,915	40.41
Converted	63,310	40.41	(63,310)	40.41
Unrestricted	(74,225)	39.76	—	—
Forfeited	(305)	50.11	—	—

Outstanding at July 31, 2006	454,070	$42.91	69,915	$44.63

The total fair value of equity awards other than stock options vesting in each of the three months ended July 31, 2006 and 2005, respectively was approximately $2,951 and $3,224. The weighted-average grant date fair value of restricted shares and deferred shares is the average of the high and the low share price on the date of grant.
During the three months ended July 31, 2006, the Company granted 227,250 restricted and deferred shares, including the conversion of 63,310 performance shares and performance units, and 13,500 deferred shares, with a grant date fair value of $40.41 and a total fair value of $9,183. Also during the three months ended July 31, 2006, the Company granted performance units and performance shares that correspond to approximately 69,915 common shares with a grant date fair value of $40.41 and a total fair value of $2,825. The grant date fair value of these awards was the average of the high and low stock price on the date of grant.
Note K — Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 (May 1, 2007, for the Company). The Company is currently assessing the impact of FIN 48 on the consolidated financial statements.
Note L — Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2006 and 2005, respectively.
Net Sales
Company sales were $526.5 million for the first quarter of fiscal 2007, up three percent, compared to $510.3 million in the first quarter of 2006.
Sales in the U.S. retail market segment for the first quarter of 2007 were $353.3 million, compared to $341.7 million in the first quarter of 2006, an increase of three percent. During the first quarter of 2007, sales in the consumer strategic business area increased eight percent over the first quarter of 2006 led by growth in the Smucker’s, Jif, and Hungry Jack brands. In the consumer oils and baking strategic business area, sales decreased four percent in the first quarter of 2007 compared to 2006. Approximately one-half of the oils and baking decrease was due to lower industrial oil sales, with Crisco retail oils and baking businesses contributing almost equally to the remainder of the decline.
Sales in the special markets segment were $173.2 million in the first quarter of 2007, compared to $168.6 million for the first quarter of 2006, an increase of three percent. Excluding the U.S. industrial ingredient business, which was divested in 2005, sales in the special markets segment increased nine percent in the first quarter of 2007 as compared to the first quarter of 2006. All strategic business areas in special markets were up. Beverage business area sales were up 21 percent, driven by growth in natural and organic products sold under the R.W. Knudsen Family and Santa Cruz Organic brands. Foodservice sales were up five percent, primarily in traditional portion control products. Canada sales were up four percent as the impact of favorable foreign exchange rates and the acquired Five Roses flour brand offset declines in baking and the planned rationalization of certain unprofitable businesses.
Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2006	2005
Gross profit	30.0%	32.3%
Selling, distribution, and administrative:
Marketing and selling	10.2%	10.8%
Distribution	3.5	3.2
General and administrative	6.9	7.7

Total selling, distribution, and administrative	20.6%	21.7%

Restructuring and merger and integration	0.1%	0.9%

Operating income	9.3%	9.7%

Operating income in the first quarter of 2007 decreased two percent from the first quarter last year. Operating margin was 9.3 percent in the first quarter of 2007, compared to 9.7 percent last year. The decline in gross margin was mainly due to the impact of the Canadian restructuring. Higher raw material costs, primarily soybean oil, fruit and wheat, along with energy-related costs such as fuel, freight, and packaging material, and mix of sales also contributed to the lower gross margin. The Company continues to take pricing actions to offset a portion of these increased product input costs. Due to the timing of these pricing actions, current cost increases have not been fully offset.
Selling, distribution, and administrative expenses as a percentage of sales declined from 21.7 percent in the first quarter of 2006 to 20.6 percent in the current quarter primarily due to lower corporate administrative and marketing expenses, partially offset by higher distribution expenses compared to the same period last year. On May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (“SFAS 123R”), using the modified prospective method. The impact of SFAS 123R was not material to the Company’s results of operations for the period.
Restructuring of Canadian Operations
The Company’s strategy is to own and market leading North American food brands sold in the center of the store. The Canadian grain-based foodservice and industrial businesses, acquired as part of International Multifoods Corporation in June 2004, are not aligned with this strategy. During the first quarter of 2007, the Company announced an agreement to sell these businesses as part of the strategic plan to focus the Canadian operations on its branded consumer retail and foodservice businesses. The sale and related restructuring activities are expected to result in pretax expense of approximately $10 to $15 million, which will be reported as a restructuring charge. Costs will include noncash, long-lived asset charges, as well as transaction, legal, severance, and pension costs. During the first quarter of 2007, charges of $7.6 million were recognized related to the Canadian restructuring, consisting primarily of the noncash write down of long-lived assets to their estimated fair market value.
Income Taxes
The Company’s first quarter earnings were impacted by an increase in the effective tax rate from 34.4 percent in the first quarter of 2006, to 35.0 percent this quarter, as the prior year benefited in the first quarter from the recognition of certain tax benefits specifically identifiable to the quarter.
Financial Condition — Liquidity and Capital Resources

	Three Months Ended July 31,
(Dollars in thousands)	2006	2005
Net cash provided by operating activities	$60,808	$20,188
Net cash (used for) provided by investing activities	$(42,424)	$1,144
Net cash provided by (used for) financing activities	$5,729	$(31,777)

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at July 31, 2006, were $153.7 million compared to $120.9 million at April 30, 2006.
Historically, the Company’s working capital requirements are greatest during the first half of its fiscal year, primarily due to the need to build inventory levels in advance of the “fall bake” season, the seasonal procurement of fruit, and the purchase of raw materials used in the Company’s pickle and condiment business in Canada.
Cash provided by operating activities was approximately $60.8 million during the first quarter of 2007. The positive cash generated by operations resulted primarily from net income plus noncash charges. The increase in inventory balances since April 30, 2006, was primarily due to the building of oil and baking mix inventory levels, and the seasonal procurement of pickles and various fruit varieties.
Net cash used for investing activities was approximately $42.4 million in the first quarter of 2007 primarily consisting of $19.4 million used for a business acquisition in Canada, capital expenditures of approximately $14.9 million, and purchases of marketable securities, net of maturities, of approximately $7.8 million.

Cash provided by financing activities during the first quarter of 2007 consisted primarily of borrowings under the Company’s revolving credit agreement, offset by $15.8 million in dividend payments.
On August 22, 2006, The Company entered into a Rule 10b5-1 trading plan (“the Plan”) to facilitate the repurchase of up to one million common shares under its previously announced share repurchase authorization. The share purchase period commenced on August 22, 2006. Purchases will be transacted by a broker and will be based upon the guidelines and parameters of the Plan. There is no guarantee as to the exact number of shares that will be repurchased under the share repurchase program.
Absent any material acquisitions or other significant investments, the Company believes that cash on hand and investments, combined with cash provided by operations, and borrowings available under the revolving credit facility, will be sufficient to meet 2007 cash requirements, including the payment of dividends, repurchase of common shares, and interest on debt outstanding.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates, commodity prices, and foreign currency exchange rates. For further information, reference is made to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.

Certain Forward-Looking Statements
Certain statements included in this quarterly report contain forward-looking statements within the meaning of federal securities laws. The forward-looking statements may include statements concerning the Company’s current expectations, estimates, assumptions, and beliefs concerning future events, conditions, plans, and strategies that are not historical fact. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “plans,” and similar phrases.
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to, those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as well as the following:
•	the volatility of commodity markets from which raw materials are procured and the related impact on costs;

•	crude oil price trends and its impact on transportation, energy, and packaging costs;

•	raw material and ingredient cost trends;

•	the success and cost of introducing new products and the competitive response, particularly in the consumer oils and baking area;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses, and in their respective markets;

•	the ability to successfully implement price changes, particularly in the consumer oils and baking business;

•	the concentration of certain of the Company’s businesses with key customers and the ability to manage and maintain key customer relationships;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	the timing and amount of capital expenditures and restructuring costs;

•	foreign currency exchange and interest rate fluctuations;

•	the timing and cost of acquiring common shares under the Company’s share repurchase authorizations;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels; and

•	other factors affecting share prices and capital markets generally.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of July 31, 2006, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, should be carefully considered, together with the other information contained or incorporated by reference in the Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, in connection with evaluating the Company, its business and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share	Programs	Plans or Programs
May 1, 2006 - May 31, 2006	—	—	—	2,739,222
June 1, 2006 - June 30, 2006	25,810	$40.55	—	2,739,222
July 1, 2006 - July 31, 2006	29,342	$46.09	—	2,739,222

Total	55,152	$43.50	—	2,739,222

Information set forth in the table above represents activity in the Company’s first fiscal quarter of 2007.
(a)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to five million common shares as presented in the following table.

Number of
Common Shares
Board of	Authorized
Directors Authorizations	for Repurchase
August 2004	1,000,000
January 2006	2,000,000
April 2006	2,000,000

Total	5,000,000

The buyback program will be implemented at management’s discretion with no established expiration date. Shares in this column include shares repurchased as part of this publicly announced plan as well as shares repurchased from stock plan recipients in lieu of cash payments.
(d) The Company has repurchased a total of 2,260,778 common shares from August 2004 through July 31, 2006, under the buyback program authorized by the Company’s Board of Directors, including 1,000,000 common shares under the Company’s February 2006, Rule 10b5-1 trading plan. 2,739,222 common shares remain available for repurchase under this program including 1,000,000 common shares under the Company’s August 2006, Rule 10b5-1 trading plan.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 24 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 8, 2006	THE J. M. SMUCKER COMPANY

/s/ Timothy P. Smucker BY TIMOTHY P. SMUCKER Chairman and Co-Chief Executive Officer

/s/ Richard K. Smucker BY RICHARD K. SMUCKER President and Co-Chief Executive Officer

/s/ Mark R. Belgya BY MARK R. BELGYA Vice President, Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Assigned
Exhibit No.*	Description
2	Asset Purchase Agreement, dated July 19, 2006, by and between Horizon Milling G.P., as Purchaser, and Smucker Foods of Canada Co., as Seller
31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.3	Certification of Mark R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
*	Exhibits 3, 10, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.