Form 10-Q
period 2006-10-31
SMUCKER J M CO
filed 2006-12-08
CIK 91419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act of 1934. Yes ☐      No ☑
The Company had 56,791,707 common shares outstanding on November 30, 2006.
The Exhibit Index is located at Page No. 27.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net sales	$604,955	$606,264	$1,131,464	$1,116,595
Cost of products sold	411,645	402,726	772,987	748,212
Cost of products sold – restructuring	2,119	115	9,292	247

Gross Profit	191,191	203,423	349,185	368,136
Selling, distribution, and administrative expenses	116,088	120,025	224,485	230,649
Other restructuring costs	805	1,976	1,536	3,465
Merger and integration costs	—	4,092	—	7,020

Operating Income	74,298	77,330	123,164	127,002
Interest income	2,001	1,329	3,996	3,149
Interest expense	(5,924)	(6,025)	(12,025)	(12,132)
Other income (expense) – net	261	(75)	(308)	119

Income Before Income Taxes	70,636	72,559	114,827	118,138
Income taxes	25,067	26,115	40,534	41,797

Net Income	$45,569	$46,444	$74,293	$76,341

Earnings per common share:
Net Income	$0.80	$0.80	$1.31	$1.31

Net Income – Assuming Dilution	$0.80	$0.79	$1.30	$1.30

Dividends declared per common share	$0.28	$0.27	$0.56	$0.54

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2006	April 30, 2006
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,701	$71,956
Marketable securities	4,989	14,882
Trade receivables, less allowances	178,434	148,014
Inventories:
Finished products	201,579	190,302
Raw materials	98,548	88,786

	300,127	279,088
Assets held for sale	—	90,250
Other current assets	45,752	38,648

Total Current Assets	607,003	642,838
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	38,714	38,165
Buildings and fixtures	172,976	170,057
Machinery and equipment	528,126	513,593
Construction in progress	17,758	19,923

	757,574	741,738
Accumulated depreciation	(299,711)	(285,184)

Total Property, Plant, and Equipment	457,863	456,554
OTHER NONCURRENT ASSETS
Goodwill	990,562	940,967
Other intangible assets, net	478,326	472,915
Marketable securities	50,474	34,107
Other assets	105,379	102,363

Total Other Noncurrent Assets	1,624,741	1,550,352

	$2,689,607	$2,649,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$94,085	$88,963
Notes payable	—	28,620
Current portion of long-term debt	33,000	—
Other current liabilities	157,328	117,857

Total Current Liabilities	284,413	235,440
NONCURRENT LIABILITIES
Long-term debt	394,122	428,602
Deferred income taxes	153,518	155,579
Other noncurrent liabilities	102,841	102,064

Total Noncurrent Liabilities	650,481	686,245
SHAREHOLDERS’ EQUITY
Common shares	14,195	14,237
Additional capital	1,206,006	1,212,598
Retained income	511,914	489,067
Less:
Deferred compensation	—	(8,527)
Amount due from ESOP	(6,017)	(6,525)
Accumulated other comprehensive income	28,615	27,209

Total Shareholders’ Equity	1,754,713	1,728,059

	$2,689,607	$2,649,744

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2006	2005
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$74,293	$76,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,905	30,507
Amortization	1,068	49
Asset impairments and other restructuring charges	9,292	247
Share-based compensation expense	5,266	4,541
Change in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(30,437)	(39,447)
Inventories	(22,307)	(60,472)
Accounts payable and accrued items	26,666	26,383
Other adjustments	15,675	21,099

Net cash provided by operating activities	107,421	59,248

INVESTING ACTIVITIES
Businesses acquired	(60,410)	—
Proceeds from sale of business	79,942	—
Additions to property, plant, and equipment	(31,831)	(30,246)
Purchase of marketable securities	(20,000)	(5,000)
Sale and maturities of marketable securities	14,785	16,189
Disposals of property, plant, and equipment	1,864	984
Other – net	(1,833)	7,384

Net cash used for investing activities	(17,483)	(10,689)

FINANCING ACTIVITIES
Repayments of long-term debt	—	(17,000)
Revolving credit arrangements – net	(28,605)	4,121
Dividends paid	(31,936)	(31,415)
Purchase of treasury shares	(36,683)	(20,823)
Other – net	13,188	1,232

Net cash used for financing activities	(84,036)	(63,885)
Effect of exchange rate changes	(157)	(398)

Net increase (decrease) in cash and cash equivalents	5,745	(15,724)
Cash and cash equivalents at beginning of period	71,956	58,085

Cash and cash equivalents at end of period	$77,701	$42,361

(	) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2006, are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.
Note B – Share-Based Payments
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (“SFAS 123R”). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and also amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair value-based measurement. The Company adopted SFAS 123R on May 1, 2006, using the modified prospective method. Under this method of adoption, prior year’s financial information was not restated. Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method of APB 25. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying shares on the date of grant, no compensation expense was recognized. Compensation expense recognized related to other share-based awards was $2,607 and $1,824 for the three months ended October 31, 2006 and 2005, and $5,266 and $4,541 for the six months ended October 31, 2006 and 2005, respectively. The related tax benefit recognized in the Condensed Statements of Consolidated Income was $928 and $673 for the three months ended October 31, 2006 and 2005, and $1,859 and $1,608 for the six months ended October 31, 2006 and 2005, respectively. No compensation expense was capitalized related to share-based awards during the six months ended October 31, 2006 or 2005. As a result of adopting SFAS 123R on May 1, 2006, the Company’s income before income taxes and net income were $554 and $357 lower for the three months ended October 31, 2006, and $925 and $598 lower for the six months ended October 31, 2006, respectively, than if it had continued to account for share-based compensation under APB 25. The impact of adopting SFAS 123R for the six months ended October 31, 2006, was approximately $0.01 on both earnings per common share and earnings per common share – assuming dilution.

Had the Company applied the fair value recognition provisions of SFAS 123 to share-based compensation for the three months and six months ended October 31, 2005, the effect on net income and earnings per common share would have been as follows:

	Three Months	Six Months
	Ended October 31, 2005

Net income, as reported	$46,444	$76,341
Add: Total share-based compensation expense included in the determination of net income as reported, net of tax benefit	1,151	2,933
Less: Total share-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(1,696)	(4,382)

Net income, as adjusted	$45,899	$74,892

Earnings per common share:
Net income, as reported	$0.80	$1.31
Add: Total share-based compensation expense included in the determination of net income as reported, net of tax benefit	0.02	0.06
Less: Total share-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.03)	(0.08)

Net income, as adjusted	$0.79	$1.29

Net income, as reported – assuming dilution	$0.79	$1.30
Add: Total share-based compensation expense included in the determination of net income as reported, net of tax benefit – assuming dilution	0.02	0.04
Less: Total share-based compensation expense determined under fair value-based methods for all awards, net of tax benefit – assuming dilution	(0.03)	(0.07)

Net income, as adjusted – assuming dilution	$0.78	$1.27

As of October 31, 2006, total compensation cost related to nonvested share-based awards not yet recognized was approximately $17,789. The weighted-average period over which this amount is expected to be recognized is approximately 3.3 years.
SFAS 123R also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings, referred to as an excess tax benefit, will be presented in the Condensed Statement of Consolidated Cash Flows as a financing activity, rather than an operating activity. Realized excess tax benefits are credited to additional capital in the Condensed

Consolidated Balance Sheet. Realized shortfall tax benefits, amounts which are less than that previously recognized in earnings, are first offset against the cumulative balance of excess tax benefits, if any, and then charged directly to income tax expense. Under the transition rules for adopting SFAS 123R using the modified prospective method, the Company was permitted to calculate a cumulative balance of excess tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits and, as a result, has sufficient cumulative excess tax benefits to absorb arising shortfalls, such that earnings were not affected in the six months ended October 31, 2006.
The Company received cash from the exercise of stock options of $12,514 and $2,131 for the six months ended October 31, 2006 and 2005, respectively. For the six months ended October 31, 2006, the actual tax deductible benefit realized from share-based compensation was $1,483, including $1,807 of excess tax benefits realized upon exercise or vesting of share-based compensation, and classified as a financing activity on the Condensed Statement of Consolidated Cash Flows.
Note C – Restructuring
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
To date, the Company closed its fruit processing operations at its Watsonville, California, and Woodburn, Oregon, locations and subsequently sold these facilities; completed the combination of its two manufacturing facilities in Ripon, Wisconsin, into one expanded site; completed a restructuring program to streamline operations in Europe and the United Kingdom, including the exit of a contract packaging arrangement and certain portions of its retail business; completed the sale of its U.S. industrial ingredient business; completed the realignment of distribution warehouses; sold the Salinas, California, facility after production was relocated to plants in Orrville, Ohio, and Memphis, Tennessee; and sold the Canadian grain-based foodservice and industrial businesses, which were acquired as part of International Multifoods Corporation, to Horizon Milling G.P., a subsidiary of Cargill and CHS Inc., as part of a strategic plan to focus the Canadian operations on its branded consumer retail and foodservice businesses. The Company has announced plans to continue to operate its West Fargo, North Dakota, location that was intended to be closed as part of the initial announced restructuring initiative.
The Canadian grain-based divestiture was completed on September 22, 2006. The sale and related restructuring activities are expected to result in pretax expense of approximately $15 million, which will be reported as a restructuring charge. Costs will include noncash, long-lived asset charges, as well as transaction, legal, severance, and pension costs. During the first six months of 2007, charges of approximately $9.8 million were recognized related to the Canadian restructuring, consisting primarily of the noncash write down of long-lived assets to their estimated fair market value.
The following table summarizes the carrying values of the Canadian grain-based assets held for sale included in the Condensed Consolidated Balance Sheets at April 30, 2006.

Assets held for sale:
Inventories	$18,533
Property, plant, and equipment — net	71,182
Other assets	535

Total assets held for sale	$90,250

The restructurings resulted in the reduction of approximately 410 full-time positions.
The Company expects to incur total restructuring costs of approximately $61 million related to these initiatives, of which $52.5 million has been incurred since the announcement of the initiative in March

2003. The balance of the costs and remaining cash payments, estimated to be approximately $9.1 million, are primarily related to the Canadian restructuring and will mostly be incurred through 2007.
The following table summarizes the activity with respect to the restructuring and related long-lived asset charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$16,900	$19,500	$6,900	$17,700	$61,000

Balance at May 1, 2005	$3,222	$—	$—	$—	$3,222
Charge to expense:
Three months ended July 31, 2005	993	84	469	75	1,621
Three months ended October 31, 2005	521	113	699	758	2,091
Three months ended January 31, 2006	1,077	618	2,329	1,377	5,401
Three months ended April 30, 2006	393	884	(1,083)	678	872
Cash payments	(4,512)	—	(2,414)	(2,323)	(9,249)
Noncash utilization	—	(1,699)	—	(565)	(2,264)

Balance at April 30, 2006	$1,694	$—	$—	$—	$1,694
Charge to expense:
Three months ended July 31, 2006	458	7,173	28	245	7,904
Three months ended October 31, 2006	(85)	2,119	5	885	2,924
Cash payments	(1,149)	—	(33)	(1,130)	(2,312)
Noncash utilization	—	(9,292)	—	—	(9,292)

Balance at October 31, 2006	$918	$—	$—	$—	$918

Remaining expected restructuring charge	$500	$300	$—	$7,700	$8,500

Approximately $2,119 and $115 of the total restructuring charges of $2,924 and $2,091 recorded in the three months ended October 31, 2006 and 2005, respectively, and $9,292 and $247 of the total restructuring charges of $10,828 and $3,712 recorded in the six months ended October 31, 2006 and 2005, respectively, were reported in costs of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in costs of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs of approximately $16,900 are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
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

Note D – Common Shares
At October 31, 2006, 150,000,000 common shares were authorized. There were 56,778,570 and 56,949,044 shares outstanding at October 31, 2006, and April 30, 2006, respectively. Shares outstanding are shown net of 8,490,466 and 8,185,015 treasury shares at October 31, 2006, and April 30, 2006, respectively.
Note E – Operating Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has two reportable segments: U.S. retail market and special markets. The U.S. retail market segment includes the consumer and consumer oils and baking strategic business areas. This segment primarily represents the domestic sales of Smucker’s, Jif, Crisco, Pillsbury, Hungry Jack, and Martha White branded products to retail customers. The special markets segment is comprised of the international, foodservice, beverage, and Canada strategic business areas. Special markets segment products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), and health and natural foods stores and distributors.
The following tables sets forth reportable segment information.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Net sales:
U.S. retail market	$434,424	$429,761	$787,759	$771,490
Special markets	170,531	176,503	343,705	345,105

Total net sales	$604,955	$606,264	$1,131,464	$1,116,595

Segment profit:
U.S. retail market	$89,739	$92,061	$159,045	$162,165
Special markets	17,941	18,931	35,218	34,886

Total segment profit	$107,680	$110,992	$194,263	$197,051

Interest income	2,001	1,329	3,996	3,149
Interest expense	(5,924)	(6,025)	(12,025)	(12,132)
Amortization expense	(1,027)	(25)	(1,068)	(49)
Restructuring costs	(2,924)	(2,091)	(10,828)	(3,712)
Merger and integration costs	—	(4,092)	—	(7,020)
Corporate administrative expenses	(29,393)	(27,973)	(59,244)	(59,710)
Other unallocated income (expense)	223	444	(267)	561

Income before income taxes	$70,636	$72,559	$114,827	$118,138

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Net sales:
Domestic	$503,739	$497,108	$924,464	$908,370
International:
Canada	$89,279	$98,932	$183,046	$188,767
All other international	11,937	10,224	23,954	19,458

Total international	$101,216	$109,156	$207,000	$208,225

Total net sales	$604,955	$606,264	$1,131,464	$1,116,595

	October 31, 2006	April 30, 2006

Assets:
Domestic	$2,181,818	$2,101,109
International:
Canada	$497,474	$539,750
All other international	10,315	8,885

Total international	$507,789	$548,635

Total assets	$2,689,607	$2,649,744

Long-lived assets:
Domestic	$1,720,741	$1,662,389
International:
Canada	$356,464	$339,490
All other international	5,399	5,027

Total international	$361,863	$344,517

Total long-lived assets	$2,082,604	$2,006,906

Note F – Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Numerator:
Net income	$45,569	$46,444	$74,293	$76,341

Denominator:
Weighted-average shares	56,621,695	58,096,308	56,649,681	58,188,067
Effect of dilutive securities:
Stock options	391,852	483,636	364,853	514,670
Restricted shares	185,347	115,934	181,994	117,088

Weighted-average shares – assuming dilution	57,198,894	58,695,878	57,196,528	58,819,825

Net income per common share	$0.80	$0.80	$1.31	$1.31

Net income per common share – assuming dilution	$0.80	$0.79	$1.30	$1.30

Note G – Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended October 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2006	2005	2006	2005

Service cost	$2,108	$2,249	$526	$528
Interest cost	6,001	5,596	810	832
Expected return on plan assets	(8,063)	(7,075)	—	—
Recognized net actuarial loss	309	695	31	39
Other	357	326	(51)	6

Net periodic benefit cost	$712	$1,791	$1,316	$1,405

	Six Months Ended October 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2006	2005	2006	2005

Service cost	$4,218	$4,466	$1,053	$1,053
Interest cost	12,008	11,124	1,620	1,656
Expected return on plan assets	(16,135)	(14,056)	—	—
Recognized net actuarial loss	618	1,387	62	77
Other	714	652	(102)	12

Net periodic benefit cost	$1,423	$3,573	$2,633	$2,798

Note H – Comprehensive Income
During the three-month periods ended October 31, 2006 and 2005, total comprehensive income was $47,362 and $51,552, respectively. Total comprehensive income for the six-month periods ended October 31, 2006 and 2005, was $75,699 and $83,183, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.
Note I – Commitments and Contingencies
In September 2002, International Multifoods Corporation (“Multifoods”) sold its foodservice distribution business to Wellspring Distribution Corporation (“Wellspring”) while continuing to guarantee certain real estate and tractor-trailer fleet lease obligations of the business. As a result of the Company’s acquisition of Multifoods, the Company now is obligated under these guarantees. The guarantees require the lessor to pursue collection and other remedies against Wellspring before demanding payment from the Company. The tractor-trailer fleet lease guarantee expired in September 2006 and the real estate guarantee will expire in September 2010.
The possibility that the Company would be required to honor the contingent liabilities under the real estate guarantee is largely dependent upon the future operations of Wellspring and the value of the underlying leased properties. The Company currently has no liability recorded related to the guarantee.

Should a reserve be required in the future, it would be recorded at the time the obligation was considered to be probable.
At October 31, 2006, the Company’s guarantee outstanding related to the real estate lease was $7,514.
Note J – Stock Benefit Plans
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. Currently, these incentives consist of restricted shares, restricted share units, deferred shares, deferred share units, performance units, performance shares, and stock options. These awards are administered through various plans, as described in the following paragraphs.
     2006 Equity Compensation Plan: In August 2006, the Company’s shareholders approved the 2006 Equity Compensation Plan. Awards under this plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, incentive awards, and other share-based awards. Awards under this plan may be granted to the Company’s nonemployee directors, consultants, officers, and other employees. At October 31, 2006, there were 2,491,271 shares available for future issuance under this plan. To date, the only awards issued out of this plan were deferred share units granted to nonemployee directors, which vested immediately.
As a result of this plan becoming effective in August 2006, no further awards will be made under the previously existing equity compensation plans listed below, except for certain defined circumstances included in the new plan.
     1998 Equity and Performance Incentive Plan: This plan provides for the issuance of stock options and restricted shares, which may include performance criteria, as well as stock appreciation rights, deferred shares, restricted share units, performance shares, and performance units. As a result of the adoption of the 2006 Equity Compensation Plan, no further awards may be granted under this plan except for the potential conversion of performance units and performance shares granted in June 2006, into restricted shares once such performance units and performance shares are earned. Options granted under this plan become exercisable at the rate of one-third per year, beginning one year after the date of grant. The contractual term of the options is ten years, and the option price is equal to the market value of the shares on the date of the grant. Restricted shares and deferred shares issued under this plan are subject to a risk of forfeiture for at least three years in the event of termination of employment or failure to meet performance criteria, if any. Restricted shares and deferred shares issued to date under the plan are generally subject to a four-year forfeiture period, but may provide for the earlier termination of restrictions in the event of retirement, the attainment of a defined age and service requirements, permanent disability or death of an employee, or a change in control of the Company.
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
     1987 Stock Option Plan: Options granted under this plan become exercisable at the rate of one-third per year, beginning one year after the date of grant, and the option price is equal to the market value of the shares on the date of the grant. The maximum contractual term on options issued under this plan is ten years. As a result of the adoption of the 2006 Equity Compensation Plan, there are no common shares available for future grant under this plan.

     Nonemployee Director Stock Option Plan: This plan provides for the issuance of stock options to nonemployee directors annually. Options granted under this plan become exercisable six months after the date of grant, and the option price is equal to the market value of the shares on the date of the grant. The maximum contractual term on options issued under this plan is ten years. As a result of the adoption of the 2006 Equity Compensation Plan, there are no common shares available for future grant under this plan.
     Amended and Restated 1997 Stock-Based Incentive Plan: This plan was initially adopted by shareholders of International Multifoods Corporation (“Multifoods”) in 1997. Effective with the Company’s acquisition of Multifoods, the Company assumed the plan. After the acquisition, only former employees of Multifoods that are employed by the Company were eligible to receive awards under the plan. As a result of the adoption of the 2006 Equity Compensation Plan, there are no common shares available for future grant under this plan. The maximum contractual term on options issued under this plan is ten years.
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
Stock Options
Beginning in fiscal 2006, the Company replaced its employee stock option incentive program with a restricted share program. No stock options were issued during the six-month period ended October 31, 2006 and 12,000 stock options were issued to nonemployee directors during the six-month period ended October 31, 2005, with a grant date fair value of $11.45. Management estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The main inputs into the model are estimated by management based on historical performance and management’s expectation of future results. The following assumptions were used to estimate the fair value of the options granted in the six-month period ending October 31, 2005.

Six Months
Ended
October 31,2005

Average expected term (years)	5.25
Risk-free interest rate	3.85%
Dividend yield	2.00%
Volatility	25.50%

Fair value of options granted	$11.45

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
A summary of the Company’s stock option activity and related information follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(years)	Value

Outstanding at May 1, 2006	2,938,112	$36.03	5.8	$9,484
Granted	—	—
Exercised	(418,700)	33.56		5,731
Forfeited	(24,523)	50.91

Outstanding at October 31, 2006	2,494,889	$36.30	5.6	$31,682

Exercisable at October 31, 2006	2,494,889	$36.30	5.6	$31,682

The total intrinsic value of options exercised during the six-month period ending October 31, 2006 and 2005, was approximately $5,731 and $1,453, respectively.
Other Equity Awards
A summary of the Company’s restricted shares, deferred shares, deferred share units, performance shares, and performance unit activity, follows:

	Restricted
	and	Weighted-
	Deferred	Average	Performance	Weighted-
	Shares and	Grant Date	Shares and	Average
	Units	Fair Value	Units	Fair Value

Outstanding at May 1, 2006	301,350	$44.03	63,310	$39.26
Granted	172,669	40.80	69,915	40.41
Converted	63,310	40.41	(63,310)	40.41
Unrestricted	(91,990)	41.40	—	—
Forfeited	(7,054)	44.45	—	—

Outstanding at October 31, 2006	438,285	$42.97	69,915	$49.00

The total fair value of equity awards other than stock options vesting in each of the six months ended October 31, 2006 and 2005, respectively was approximately $3,808 and $3,224. The weighted-average grant date fair value of restricted shares, deferred shares, and deferred share units is the average of the high and the low share price on the date of grant.
During the six months ended October 31, 2006, the Company granted 235,979 restricted shares, deferred shares, and deferred share units. Included in the grant is the conversion of 63,310 performance shares and performance units, and 13,500 deferred shares, with a grant date fair value of $40.41 and a total fair value of $9,183 to employees, and 8,729 deferred share units granted to nonemployee directors with a grant date fair value of $48.12 and a total fair value of $420. Also during the six months ended October 31, 2006, the Company granted performance units and performance shares that correspond to approximately 69,915 common shares with a grant date fair value of $40.41 and a total fair value of $2,825 on the date of grant. The actual number and value of performance units and performance shares may vary from the date of grant until the conversion to restricted shares based on actual Company performance and the market value of the shares. The grant date fair value of these awards was the average of the high and low share price on the date of grant.
Note K – Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, (May 1, 2007, for the Company). The Company is currently assessing the impact of FIN 48 on the consolidated financial statements.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is effective for fiscal years beginning after November 15, 2007, (May 1, 2008, for the Company). The Company is currently assessing the impact of SFAS 157 on the consolidated financial statements.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 is effective for fiscal years ending after December 15, 2006, (the current fiscal year for the Company). The Company will be required to recognize the funded status of the defined benefit and postretirement plans and provide the required disclosures as outlined in SFAS 158 in the 2007 annual report. The Company does not expect the impact of adopting SFAS 158 to have a material impact on its results of operations or financial position.
Note L – Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2006 and 2005, respectively.
Net Sales
Company sales were $605.0 million for the second quarter of fiscal 2007, essentially flat compared to $606.3 million in the second quarter of fiscal 2006. Net sales increased four percent in the quarter, excluding the Canadian nonbranded, grain-based foodservice and industrial businesses sold in September 2006 and the U.S. industrial ingredient business (“divested businesses”).
Sales for the six-month period ended October 31, 2006, were up one percent to $1,131.5 million compared to $1,116.6 million for the first six months of 2006. Net sales were up four percent for the first six months of 2007 over 2006 after excluding divested businesses.
The results for the three-month and six-month periods ended October 31, 2005, include a favorable adjustment of approximately $6.7 million to net sales reflecting a change in estimate of the expected liability for trade merchandising programs (“trade merchandising adjustment”).
U.S. retail market segment sales for the second quarter of 2007 were $434.4 million, up one percent, compared to $429.8 million in the second quarter of 2006. U.S. retail market sales for the second quarter of 2007 were up three percent, excluding the trade merchandising adjustment, with sales in the consumer strategic business area up five percent, and sales in the consumer oils and baking strategic business area flat. Increases in the consumer strategic business area were led by gains in fruit spreads, toppings, peanut butter, and Uncrustables. In the consumer oils and baking strategic business area, increases in Crisco sales and baking sales gains were offset by a decline in industrial oil sales and the continued exit of certain less profitable customers.
Sales in the U.S. retail market segment for the first six months of 2007 were $787.8 million compared to $771.5 million for the first six months of 2006, up two percent. Excluding the trade merchandising adjustment, sales increased three percent for the six-month period as a six percent increase in the consumer strategic business area was partially offset by a two percent decrease in the oils and baking strategic business area.
Special markets segment sales for the second quarter of 2007 were $170.5 million, down three percent, compared to $176.5 million in the second quarter of 2006. Excluding divested businesses, special market segment sales increased 12 percent for the second quarter of 2007 compared to the comparable period last year. All strategic business areas in special markets were up with the international business area up 17 percent, beverage up 16 percent, foodservice up ten percent, and Canada up 11 percent. The increase in Canada exludes the divested nonbranded, grain-based foodservice and industrial businesses, and was driven by the acquisition of the Five Roses flour brand earlier in the year, the impact of favorable exchange rates, and growth in condiments and fruit spreads.
Sales in special markets for the first six months of 2007 were $343.7 million compared to $345.1 million for the first six months of 2006. Excluding divested businesses, special market sales increased 11 percent for the six-month period.

Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Gross profit	31.6%	33.6%	30.9%	33.0%
Selling, distribution, and administrative:
Marketing and selling	9.4%	10.3%	9.8%	10.5%
Distribution	3.5	3.7	3.4	3.5
General and administrative	6.3	5.8	6.6	6.7

Total selling, distribution, and administrative	19.2%	19.8%	19.8%	20.7%

Restructuring and merger and integration	0.1%	1.0%	0.2%	0.9%

Operating income	12.3%	12.8%	10.9%	11.4%

Operating income for the second quarter of 2007 decreased $3.0 million, or four percent, from the second quarter of 2006, and declined from 12.8 percent of net sales to 12.3 percent as decreases in selling, distribution, and administrative (“SD&A”) expenses and integration costs were offset by declines in gross profit. The favorable impact of the trade merchandising adjustment included in the prior year, and the increase in restructuring costs in the current quarter compared to last year, accounted for over one-half of the decline in gross profit. The remaining decline this quarter was primarily due to higher manufacturing expense and increased raw material costs, primarily soybean oil, wheat, and certain fruits. Freight related costs were also up over the prior year. The Company expects higher raw material costs to persist and continues to take pricing actions to offset a portion of the increased input costs. Due to the timing of these pricing actions, cost increases have not been fully offset.
SD&A expenses decreased three percent during the second quarter, and declined from 19.8 percent of net sales to 19.2 percent, primarily due to lower marketing and distribution expenses, compared to the same period last year. The decrease in marketing expense compared to the prior year is primarily timing related as the Company expects to spend more heavily in the last half of the year as compared to the same period last year. Also during the quarter, the Company sold its Farmhouse brand of rice and pasta side dishes, which was acquired as part of International Multifoods Corporation (“Multifoods”). The divestiture resulted in a write off of intangible assets of approximately $1 million which was charged to amortization expense and included in SD&A.
Year-to-date operating income decreased $3.8 million, or three percent, from last year and operating income declined from 11.4 percent of net sales to 10.9 percent. Gross profit was down from 33.0 percent of net sales to 30.9 percent for the six-month period due to the impact of the trade merchandising adjustment in the prior year, an increase in restructuring costs, and increased manufacturing and raw material costs. For the first six months of 2007, SD&A as a percentage of net sales was 19.8 percent compared to 20.7 percent for the comparable period in 2006, primarily due to lower marketing expenses.
On May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (“SFAS 123R”), using the modified prospective method. The impact of SFAS 123R was not material to the Company’s results of operations for the quarter or the year-to-date period.
The Company’s strategy is to own and market leading North American food brands sold in the center of the store. The Canadian grain-based foodservice and industrial businesses, acquired as part of Multifoods in June 2004, were not aligned with this strategy. On September 22, 2006, the Company sold these businesses as part of its strategic plan to focus the Canadian operations on its branded consumer retail and foodservice businesses. The sale and related restructuring activities generated cash proceeds of approximately $79.9 million, and are expected to result in pretax expense of approximately $15 million, which will be reported as a restructuring charge. Costs will include noncash, long-lived asset charges, as well as transaction, legal, severance, and defined benefit pension settlement. During the first six months of 2007, charges of $9.8 million were recognized related to the Canadian restructuring, consisting primarily of the noncash write down of long-lived assets to their estimated fair market value.
Other
Interest income increased 51 percent for the quarter and 27 percent for the first six months of 2007 compared to the same period in 2006 primarily related to an increase in invested funds combined with an increase in investment returns. During the same time periods, interest expense decreased slightly as proceeds from the sale of the Canadian grain-based foodservice and industrial businesses were utilized to pay down the outstanding revolving credit balance.
Income Taxes
The Company’s earnings for the quarter were favorably impacted by a decrease in the effective tax rate from 36.0 percent in 2006, to 35.5 percent this quarter, primarily resulting from the Company’s realignment of its legal entity structure earlier in the year combined with favorable state tax law and rate changes.
Financial Condition – Liquidity and Capital Resources

	Six Months Ended October 31,
(Dollars in thousands)	2006	2005

Net cash provided by operating activities	$107,421	$59,248
Net cash used for investing activities	$(17,483)	$(10,689)
Net cash used for financing activities	$(84,036)	$(63,885)

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at October 31, 2006, were $133.2 million compared to $120.9 million at April 30, 2006.
Historically, the Company’s working capital requirements are greatest during the first half of its fiscal year, primarily due to the need to build inventory levels in advance of the “fall bake” season, the seasonal procurement of fruit, and the purchase of raw materials used in the Company’s pickle and condiment business in Canada.
Cash provided by operating activities was approximately $107.4 million during the first six months of 2007. The positive cash generated by operations resulted primarily from net income plus noncash charges. The increase in inventory balances since April 30, 2006, was mostly due to the building of oil and baking mix inventory levels, and the seasonal procurement of pickles and various fruit varieties while accounts receivable balances increased on an increase in net sales in the second quarter of 2007 compared to the fourth quarter of 2006.
Net cash used for investing activities was approximately $17.5 million in the first six months of 2007 as $79.9 million of proceeds from the sale of the Canadian nonbranded, grain-based foodservice and industrial businesses, were offset by $60.4 million used for business acquisitions, capital expenditures of approximately $31.8 million, and purchases of marketable securities, net of maturities, of approximately $5.2 million.
Cash used for financing activities during the first six months of 2007 consisted primarily of $36.7 million to finance the repurchase of common shares, $31.9 million in dividend payments, and $28.6 million used to payoff the revolving credit facility, offset by proceeds from the exercise of stock options.

On August 22, 2006, The Company entered into a Rule 10b5-1 trading plan (“the Plan”) to facilitate the repurchase of up to one million common shares under its previously announced share repurchase authorization. The share purchase period commenced on August 22, 2006, and the Plan was fulfilled on November 29, 2006. Outside the Plan, the Company has 1,671,822 common shares remaining under the share repurchase authorization as of December 6, 2006.
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

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of October 31, 2006, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				Number (or
			Total Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number of		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs

August 1, 2006 – August 31, 2006	285,725	$47.22	283,300	2,455,922
September 1, 2006 – September 30, 2006	367,050	47.74	362,400	2,093,522
October 1, 2006 – October 31, 2006	100,120	47.97	99,700	1,993,822

Total	752,895	$47.58	745,400	1,993,822

Information set forth in the table above represents activity in the Company’s second fiscal quarter of 2007.
(a)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to five million common shares as presented in the following table.

Number of
Common
Board of	Shares
Directors	Authorized for
Authorizations	Repurchase

August 2004	1,000,000
January 2006	2,000,000
April 2006	2,000,000

Total	5,000,000

The buyback program will be implemented at management’s discretion with no established expiration date. Shares in this column include shares repurchased as part of this publicly announced plan as well as shares repurchased from stock plan recipients in lieu of cash payments.
(d)	The Company has repurchased a total of 3,006,178 common shares from August 2004 through October 31, 2006, under the buyback program authorized by the Company’s Board of Directors, including 1,000,000 common shares under the Company’s February 2006 Rule 10b5-1 trading plan and 745,400 common shares under the Company’s August 2006 Rule 10b5-1 trading plan. At October 31, 2006, 1,993,822 common shares remain available for repurchase under this program. Through December 6, 2006, the Company has repurchased an additional 322,000 common shares including 254,600 common shares to fulfill the Company’s August 2006 Rule 10b5-1 trading plan.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of the Company was held on August 17, 2006. At the meeting, the names of Paul J. Dolan, Nancy Lopez, Gary A. Oatey, and Timothy P. Smucker were placed in nomination for the Board of Directors to serve three-year terms ending in 2009. All nominees were elected with the results as follows:

	Votes For	Votes Withheld	Broker Nonvotes

Paul J. Dolan	43,637,911	3,368,667	0
Nancy Lopez	46,130,195	876,383	0
Gary A. Oatey	46,254,556	752,022	0
Timothy P. Smucker	45,952,770	1,053,808	0

The shareholders also voted on the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2007 fiscal year. The measure was approved as follows:

	Votes For	Votes Against	Votes Withheld	Broker Nonvotes

Appointment of Ernst & Young LLP	46,254,979	647,742	103,857	0

The shareholders also voted on the approval of The J. M. Smucker Company 2006 Equity Compensation Plan. Giving effect to the ten votes per share provision stated in the Company’s Amended and Restated Articles of Incorporation, the measure was approved as follows:

	Votes For	Votes Against	Votes Withheld	Broker Nonvotes

2006 Equity Compensation Plan	83,604,573	5,403,398	1,593,396	11,188,750

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 27 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 8, 2006	THE J. M. SMUCKER COMPANY
/s/ Timothy P. Smucker
BY TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

/s/ Richard K. Smucker
BY RICHARD K. SMUCKER
President and Co-Chief Executive Officer

/s/ Mark R. Belgya
BY MARK R. BELGYA
Vice President, Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Assigned
Exhibit
No. *	Description

10.1	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 21, 2006 (Commission File No. 001-5111).

10.2	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan, effective January 1, 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 30, 2006 (Commission File No. 001-5111).

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.3	Certification of Mark R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Exhibits 2, 3, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.