Form 10-Q
period 2007-01-31
SMUCKER J M CO
filed 2007-03-09
CIK 91419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Yes ☐    No ☑
The Company had 56,618,947 common shares outstanding on February 28, 2007.
The Exhibit Index is located at Page No. 26.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Net sales	$523,081	$536,453	$1,654,545	$1,653,048
Cost of products sold	349,425	371,981	1,122,412	1,120,193
Cost of products sold — restructuring	689	618	9,981	865

Gross Profit	172,967	163,854	522,152	531,990
Selling, distribution, and administrative expenses	108,789	103,610	333,274	334,259
Other restructuring (credits) costs	(199)	4,783	1,337	8,248
Merger and integration costs	—	7,764	—	14,784

Operating Income	64,377	47,697	187,541	174,699
Interest income	2,629	1,709	6,625	4,858
Interest expense	(5,656)	(5,984)	(17,681)	(18,116)
Other (expense) income — net	(902)	6,150	(1,210)	6,269

Income Before Income Taxes	60,448	49,572	175,275	167,710
Income taxes	20,021	18,260	60,555	60,057

Net Income	$40,427	$31,312	$114,720	$107,653

Earnings per common share:
Net Income	$0.72	$0.54	$2.03	$1.85

Net Income — Assuming Dilution	$0.71	$0.54	$2.01	$1.83

Dividends declared per common share	$0.28	$0.27	$0.84	$0.81

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2007	April 30, 2006
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,168	$71,956
Marketable securities	—	14,882
Trade receivables, less allowances	117,619	148,014
Inventories:
Finished products	181,485	190,302
Raw materials	95,804	88,786

	277,289	279,088
Assets held for sale	—	90,250
Other current assets	34,850	38,648

Total Current Assets	581,926	642,838
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	41,215	38,165
Buildings and fixtures	173,384	170,057
Machinery and equipment	527,259	513,593
Construction in progress	23,543	19,923

	765,401	741,738
Accumulated depreciation	(312,127)	(285,184)

Total Property, Plant, and Equipment	453,274	456,554
OTHER NONCURRENT ASSETS
Goodwill	988,797	940,967
Other intangible assets, net	476,720	472,915
Marketable securities	46,984	34,107
Other assets	108,177	102,363

Total Other Noncurrent Assets	1,620,678	1,550,352

	$2,655,878	$2,649,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$80,619	$88,963
Notes payable	—	28,620
Current portion of long-term debt	33,000	—
Other current liabilities	133,876	117,857

Total Current Liabilities	247,495	235,440
NONCURRENT LIABILITIES
Long-term debt	393,383	428,602
Deferred income taxes	150,632	155,579
Other noncurrent liabilities	108,977	102,064

Total Noncurrent Liabilities	652,992	686,245
SHAREHOLDERS’ EQUITY
Common shares	14,140	14,237
Additional capital	1,204,664	1,212,598
Retained income	528,180	489,067
Less:
Deferred compensation	—	(8,527)
Amount due from ESOP	(6,017)	(6,525)
Accumulated other comprehensive income	14,424	27,209

Total Shareholders’ Equity	1,755,391	1,728,059

	$2,655,878	$2,649,744

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2007	2006
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$114,720	$107,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,387	47,133
Amortization	1,186	74
Asset impairments and other restructuring charges	10,089	865
Share-based compensation expense	8,282	5,889
Gain on the sale of assets	—	(5,638)
Change in assets and liabilities, net of effect from businesses acquired:
Trade receivables	29,668	26,133
Inventories	(1,864)	(30,316)
Accounts payable and accrued items	(8,040)	(63,415)
Other adjustments	15,614	36,202

Net cash provided by operating activities	212,042	124,580

INVESTING ACTIVITIES
Businesses acquired	(60,488)	—
Proceeds from sale of business	84,054	8,754
Additions to property, plant, and equipment	(42,903)	(42,715)
Purchase of marketable securities	(20,000)	(5,000)
Sale and maturities of marketable securities	23,195	28,908
Disposals of property, plant, and equipment	882	1,804
Other — net	(1,826)	7,609

Net cash used for investing activities	(17,086)	(640)

FINANCING ACTIVITIES
Repayments of long-term debt	—	(17,000)
Revolving credit arrangements — net	(28,310)	835
Dividends paid	(47,820)	(47,044)
Purchase of treasury shares	(51,943)	(30,122)
Other — net	16,655	793

Net cash used for financing activities	(111,418)	(92,538)
Effect of exchange rate changes	(3,326)	(241)

Net increase in cash and cash equivalents	80,212	31,161
Cash and cash equivalents at beginning of period	71,956	58,085

Cash and cash equivalents at end of period	$152,168	$89,246

( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2007, are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.
Note B — Share-Based Payments
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (“SFAS 123R”). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and also amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair value-based measurement. The Company adopted SFAS 123R on May 1, 2006, using the modified prospective method. Under this method of adoption, prior year’s financial information was not restated. Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method of APB 25. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying shares on the date of grant, no compensation expense was recognized. Compensation expense recognized related to other share-based awards was $2,596 and $1,348 for the three months ended January 31, 2007 and 2006, and $7,862 and $5,889 for the nine months ended January 31, 2007 and 2006, respectively. The related tax benefit recognized in the Condensed Statements of Consolidated Income was $857 and $500 for the three months ended January 31, 2007 and 2006, and $2,716 and $2,108 for the nine months ended January 31, 2007 and 2006, respectively. Compensation expense recognized related to the grant of deferred share units to nonemployee directors was $420 for the nine months ended January 31, 2007. The related tax benefit recognized in the Condensed Statements of Consolidated Income was $145 for the nine months ended January 31, 2007. No compensation expense was capitalized related to share-based awards during the nine months ended January 31, 2007 or 2006. As a result of adopting SFAS 123R on May 1, 2006, the Company’s income before income taxes and net income were $549 and $367 lower for the three months ended January 31, 2007, and $1,474 and $965 lower for the nine months ended January 31, 2007, respectively, than if it had continued to account for share-based compensation under APB 25. The impact of adopting SFAS 123R for the nine months ended January 31, 2007, was approximately $0.02 on both earnings per common share and earnings per common share — assuming dilution.

Had the Company applied the fair value recognition provisions of SFAS 123 to share-based compensation for the three months and nine months ended January 31, 2006, the effect on net income and earnings per common share would have been as follows:

	Three Months	Nine Months
	Ended January 31, 2006

Net income, as reported	$31,312	$107,653
Add: Total share-based compensation expense included in the determination of net income as reported, net of tax benefit	848	3,781
Less: Total share-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(1,408)	(5,790)

Net income, as adjusted	$30,752	$105,644

Earnings per common share:
Net income, as reported	$0.54	$1.85
Add: Total share-based compensation expense included in the determination of net income as reported, net of tax benefit	0.01	0.07
Less: Total share-based compensation expense determined under fair value-based methods for all awards, net of tax benefit	(0.02)	(0.10)

Net income, as adjusted	$0.53	$1.82

Net income, as reported — assuming dilution	$0.54	$1.83
Add: Total share-based compensation expense included in the determination of net income as reported, net of tax benefit — assuming dilution	0.01	0.07
Less: Total share-based compensation expense determined under fair value-based methods for all awards, net of tax benefit — assuming dilution	(0.02)	(0.10)

Net income, as adjusted — assuming dilution	$0.53	$1.80

As of January 31, 2007, total compensation cost related to nonvested share-based awards not yet recognized was approximately $15,459. The weighted-average period over which this amount is expected to be recognized is approximately 3.1 years.
SFAS 123R also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings, referred to as an excess tax benefit, will be presented in the Condensed Statement of Consolidated Cash Flows as a financing activity, rather than an operating activity. Realized excess tax benefits are credited to additional capital in the Condensed Consolidated Balance Sheet. Realized shortfall tax benefits, amounts which are less than that previously recognized in earnings, are first offset against the cumulative balance of excess tax benefits, if any, and then charged directly to income tax expense. Under the transition rules for adopting SFAS 123R using the modified prospective method, the Company was permitted to calculate a cumulative balance of excess tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits and, as a result, has sufficient cumulative excess tax benefits to absorb arising shortfalls, such that earnings were not affected in the nine months ended January 31, 2007.
The Company received cash from the exercise of stock options of $16,363 and $2,671 for the nine months ended January 31, 2007 and 2006, respectively. For the nine months ended January 31, 2007, the actual tax deductible benefit realized from share-based compensation was $2,042, including $2,366 of excess tax benefits realized upon exercise or vesting of share-based compensation, and classified as a financing activity on the Condensed Statement of Consolidated Cash Flows.
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
The Canadian grain-based divestiture was completed on September 22, 2006. The sale and related restructuring activities are expected to result in pretax expense of approximately $15 million, which will be reported as a restructuring charge. Costs will include noncash, long-lived asset charges, as well as transaction, legal, severance, and pension costs. During the first nine months of 2007, charges of approximately $10.6 million were recognized related to the Canadian restructuring, consisting primarily of the noncash write down of long-lived assets to their estimated fair market value.
The following table summarizes the carrying values of the Canadian grain-based assets held for sale included in the Condensed Consolidated Balance Sheet at April 30, 2006.

Assets held for sale:
Inventories	$18,533
Property, plant, and equipment — net	71,182
Other assets	535

Total assets held for sale	$90,250

The restructurings resulted in the reduction of approximately 410 full-time positions.
The Company expects to incur total restructuring costs of approximately $61 million related to these initiatives, of which $53.0 million has been incurred since the announcement of the initiative in March 2003. The balance of the costs and remaining cash payments, estimated to be approximately $8.0 million and $8.3 million, respectively, are primarily related to the Canadian restructuring and will mostly be incurred through 2008.
The following table summarizes the activity with respect to the restructuring and related long-lived asset charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$16,900	$19,500	$6,900	$17,700	$61,000

Balance at May 1, 2005	$3,222	$—	$—	$—	$3,222
Charge to expense:
Three months ended July 31, 2005	993	84	469	75	1,621
Three months ended October 31, 2005	521	113	699	758	2,091
Three months ended January 31, 2006	1,077	618	2,329	1,377	5,401
Three months ended April 30, 2006	393	884	(1,083)	678	872
Cash payments	(4,512)	—	(2,414)	(2,323)	(9,249)
Noncash utilization	—	(1,699)	—	(565)	(2,264)

Balance at April 30, 2006	$1,694	$—	$—	$—	$1,694
Charge to expense:
Three months ended July 31, 2006	458	7,173	28	245	7,904
Three months ended October 31, 2006	(85)	2,119	5	885	2,924
Three months ended January 31, 2007	(43)	—	—	533	490
Cash payments	(1,387)	—	(33)	(974)	(2,394)
Noncash utilization	(108)	(9,292)	—	(689)	(10,089)

Balance at January 31, 2007	$529	$—	$—	$—	$529

Remaining expected restructuring charge	$500	$300	$—	$7,200	$8,000

Approximately $689 and $618 of the total net restructuring charges of $490 and $5,401 recorded in the three months ended January 31, 2007 and 2006, respectively, and $9,981 and $865 of the total restructuring charges of $11,318 and $9,113 recorded in the nine months ended January 31, 2007 and 2006, respectively, were reported in cost of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in costs of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs of approximately $16,900 are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
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

Note D — Common Shares
At January 31, 2007, 150,000,000 common shares were authorized. There were 56,560,560 and 56,949,044 shares outstanding at January 31, 2007, and April 30, 2006, respectively. Shares outstanding are shown net of 8,717,356 and 8,185,015 treasury shares at January 31, 2007, and April 30, 2006, respectively.
Note E — Operating Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has two reportable segments: U.S. retail market and special markets. The U.S. retail market segment includes the consumer and consumer oils and baking strategic business areas. This segment primarily represents the domestic sales of Smucker’s, Jif, Crisco, Pillsbury, Hungry Jack, White Lily, and Martha White branded products to retail customers. The special markets segment is comprised of the international, foodservice, beverage, and Canada strategic business areas. Special markets segment products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), and health and natural foods stores and distributors.
The following tables sets forth reportable segment information.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Net sales:
U.S. retail market	$393,797	$375,750	$1,181,556	$1,147,240
Special markets	129,284	160,703	472,989	505,808

Total net sales	$523,081	$536,453	$1,654,545	$1,653,048

Segment profit:
U.S. retail market	$77,751	$72,122	$236,796	$234,287
Special markets	17,230	16,313	52,448	51,199

Total segment profit	$94,981	$88,435	$289,244	$285,486

Interest income	2,629	1,709	6,625	4,858
Interest expense	(5,656)	(5,984)	(17,681)	(18,116)
Amortization expense	(118)	(25)	(1,186)	(74)
Restructuring costs	(490)	(5,401)	(11,318)	(9,113)
Merger and integration costs	—	(7,764)	—	(14,784)
Corporate administrative expenses	(29,780)	(26,682)	(89,024)	(86,392)
Other unallocated (expense) income	(1,118)	5,284	(1,385)	5,845

Income before income taxes	$60,448	$49,572	$175,275	$167,710

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Net sales:
Domestic	$459,296	$436,999	$1,383,760	$1,345,369
International:
Canada	$52,672	$89,758	$235,718	$278,525
All other international	11,113	9,696	35,067	29,154

Total international	$63,785	$99,454	$270,785	$307,679

Total net sales	$523,081	$536,453	$1,654,545	$1,653,048

	January 31, 2007	April 30, 2006

Assets:
Domestic	$2,171,993	$2,101,109
International:
Canada	$472,489	$539,750
All other international	11,396	8,885

Total international	$483,885	$548,635

Total assets	$2,655,878	$2,649,744

Long-lived assets:
Domestic	$1,725,551	$1,662,389
International:
Canada	$342,383	$339,490
All other international	6,018	5,027

Total international	$348,401	$344,517

Total long-lived assets	$2,073,952	$2,006,906

Note F – Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Numerator:
Net income	$40,427	$31,312	$114,720	$107,653

Denominator:
Weighted-average shares	56,185,039	57,944,604	56,494,799	58,106,913
Effect of dilutive securities:
Stock options	386,558	417,419	372,089	481,774
Restricted shares	216,003	124,389	193,330	119,522

Weighted-average shares – assuming dilution	56,787,600	58,486,412	57,060,218	58,708,209

Net income per common share	$0.72	$0.54	$2.03	$1.85

Net income per common share – assuming dilution	$0.71	$0.54	$2.01	$1.83

Note G – Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended January 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2007	2006	2007	2006

Service cost	$1,632	$2,262	$475	$529
Interest cost	5,891	5,624	722	837
Expected return on plan assets	(7,993)	(7,112)	—	—
Recognized net actuarial loss (gain)	403	695	(13)	38
Other	466	326	(51)	6

Net periodic benefit cost	$399	$1,795	$1,133	$1,410

	Nine Months Ended January 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2007	2006	2007	2006
Service cost	$5,850	$6,728	$1,528	$1,582
Interest cost	17,899	16,748	2,342	2,493
Expected return on plan assets	(24,128)	(21,168)	—	—
Recognized net actuarial loss	1,021	2,082	49	115
Other	1,180	978	(153)	18

Net periodic benefit cost	$1,822	$5,368	$3,766	$4,208

Note H – Comprehensive Income
During the three-month periods ended January 31, 2007 and 2006, total comprehensive income was $26,236 and $36,844, respectively. Total comprehensive income for the nine-month periods ended January 31, 2007 and 2006, was $101,935 and $120,027, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on commodity hedging activity, net of income taxes.
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

The possibility that the Company would be required to honor the contingent liabilities under the real estate guarantee is largely dependent upon the future operations of Wellspring and the value of the underlying leased properties. The Company currently has no liability recorded related to the guarantee. Should a reserve be required in the future, it would be recorded at the time the obligation was considered to be probable. At January 31, 2007, the Company’s guarantee outstanding related to the real estate lease was $6,955.
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
     2006 Equity Compensation Plan: In August 2006, the Company’s shareholders approved the 2006 Equity Compensation Plan. Awards under this plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, incentive awards, and other share-based awards. Awards under this plan may be granted to the Company’s nonemployee directors, consultants, officers, and other employees. At January 31, 2007, there were 2,491,220 shares available for future issuance under this plan. The deferred share units granted to nonemployee directors vest immediately.
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
Upon adoption of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (“SFAS 123R”), restricted shares, deferred shares, performance units, and performance shares are charged to expense over a one-year performance period plus the defined forfeiture period. Performance units and performance shares are granted to a limited number of executives. At the beginning of each fiscal year, performance criteria are established for the restricted shares, deferred shares, performance shares, and performance units to be earned during the year. At the end of the one-year performance period, the earned restricted shares and deferred shares are granted and the earned performance units and performance shares are converted into restricted shares and all are subject to normal vesting over the remaining forfeiture period. The actual number of restricted shares issued on the conversion date will depend on the actual performance achieved and the average market value of the shares over the defined trading period.

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
Under the 2006 Equity Compensation Plan, the Company has the option to settle share-based awards by issuing common shares from treasury or issuing new Company common shares. For awards granted from the Company’s other equity compensation plans, the Company issues common shares from treasury, except for plans that were acquired as part of the Multifoods acquisition, which are settled by issuing new Company common shares.
Stock Options
Beginning in fiscal 2006, the Company replaced its employee stock option incentive program with a restricted share program. No stock options were issued during the nine-month period ended January 31, 2007 and 12,000 stock options were issued to nonemployee directors during the nine-month period ended January 31, 2006, with a grant date fair value of $11.45. Management estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The main inputs into the model are estimated by management based on historical performance and management’s expectation of future results. The following assumptions were used to estimate the fair value of the options granted in the nine-month period ending January 31, 2006.

Nine Months
Ended
January 31,2006

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
A summary of the Company’s stock option activity and related information follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(years)	Value

Outstanding at May 1, 2006	2,938,112	$36.03	5.8	$9,484
Granted	—	—
Exercised	(527,234)	33.95		7,270
Forfeited	(28,779)	51.47

Outstanding at January 31, 2007	2,382,099	$36.31	5.3	$26,640

Exercisable at January 31, 2007	2,382,099	$36.31	5.3	$26,640

The total intrinsic value of options exercised during the nine-month period ending January 31, 2007 and 2006, was approximately $7,270 and $2,103, respectively.
Other Equity Awards
A summary of the Company’s restricted shares, deferred shares, deferred share units, performance shares, and performance unit activity, follows:

	Restricted
	and	Weighted-
	Deferred	Average	Performance	Weighted-
	Shares and	Grant Date	Shares and	Average
	Units	Fair Value	Units	Fair Value

Outstanding at May 1, 2006	301,350	$44.03	63,310	$39.26
Granted	172,669	40.80	69,915	40.41
Converted	63,310	40.41	(63,310)	40.41
Unrestricted	(91,990)	41.40	—	—
Forfeited	(7,054)	44.45	—	—

Outstanding at January 31, 2007	438,285	$42.97	69,915	$47.49

The total fair value of equity awards other than stock options vesting in each of the nine months ended January 31, 2007 and 2006, respectively, was approximately $3,808 and $3,700. The weighted-average grant date fair value of restricted shares, deferred shares, and deferred share units is the average of the high and the low share price on the date of grant.

During the nine months ended January 31, 2007, the Company granted 235,979 restricted shares, deferred shares, and deferred share units. Included in the grant is 13,500 deferred shares and 213,750 restricted shares, with 63,310 of these representing the conversion of performance shares and performance units into restricted shares, all with a grant date fair value of $40.41 and a total fair value of $9,183 to employees, and 8,729 deferred share units granted to nonemployee directors with a grant date fair value of $48.12 and a total fair value of $420. Also during the nine months ended January 31, 2007, the Company granted performance units and performance shares that correspond to approximately 69,915 common shares with a grant date fair value of $40.41 and a total fair value of $2,825 on the date of grant. The actual number of performance units and performance shares earned may vary from the date of grant until the conversion to restricted shares based on actual Company performance and the average market value of the shares over the defined trading period. The grant date fair value of these awards was the average of the high and low share price on the date of grant.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2007 and 2006, respectively.
Net Sales
Company net sales were $523.1 million for the third quarter of fiscal 2007, a decrease of two percent compared to $536.5 million in the third quarter of fiscal 2006. Net sales for the third quarter of 2007 increased six percent compared to 2006, excluding the Canadian nonbranded, grain-based foodservice and industrial businesses sold in September 2006 and the U.S. industrial ingredient business (“divested businesses”). Sales growth was led primarily by volume with some pricing gains in the Smucker’s, Jif, and Crisco brands, strong performance across the special markets segment, and the contribution of approximately $13.2 million from previously acquired brands.
Net sales for the nine-month period ended January 31, 2007, were $1,654.5 million, flat compared to $1,653.0 million for the first nine months of 2006. Net sales were up five percent for the first nine months of 2007 over 2006 after excluding divested businesses, and including approximately $24.9 million of sales contributed by brands acquired during 2007.
U.S. retail market segment sales for the third quarter of 2007 were $393.8 million, up five percent, compared to $375.8 million in 2006 with sales in the consumer strategic business area up four percent and sales in the consumer oils and baking strategic business area up five percent. Increases in the consumer strategic business area were led by gains in peanut butter, fruit spreads, toppings, and Uncrustables. In the consumer oils and baking strategic business area, sales gains in retail oils, frostings, baking ingredients, and the contribution of the White Lily brand acquired earlier in the year, offset declines in sales of industrial oils and baking mixes.
U.S. retail market segment sales were $1,181.6 million for the first nine months of 2007, an increase of three percent compared to $1,147.2 million for the same period in 2006. For the first nine months of 2007, net sales in the consumer strategic business area were up five percent, and sales in the oils and baking strategic business area were flat compared to the first nine months of 2006.
Net sales in the third quarter of 2007 for the special markets segment were $129.3 million, a decrease of 20 percent, compared to $160.7 million in the third quarter of 2006. Excluding divested businesses, special market segment net sales increased 11 percent for the same period. All strategic business areas in special markets contributed to the net sales increase in the third quarter of 2007 with foodservice up 15 percent, Canada up 10 percent, beverage up eight percent, and international up 15 percent. Increased sales of traditional portion control products, as well as increases in Uncrustables in the schools market contributed to the foodservice improvement. The increase in Canada was driven by the acquisition of the Five Roses flour brand earlier in the year, the impact of favorable exchange rates, and growth in pickles and relishes.
Net sales in the special markets segment for the first nine months of 2007 were $473.0 million compared to $505.8 million for the first nine months of 2006, a decrease of six percent. Excluding divested businesses, special market segment net sales increased 11 percent for the first nine months of 2007 compared to 2006.

Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Gross profit	33.1%	30.5%	31.6%	32.2%
Selling, distribution, and administrative:
Marketing and selling	10.2%	9.5%	9.9%	10.2%
Distribution	3.6	3.7	3.5	3.5
General and administrative	7.0	6.1	6.7	6.5

Total selling, distribution, and administrative	20.8%	19.3%	20.1%	20.2%

Restructuring and merger and integration	0.0%	2.3%	0.2%	1.4%

Operating income	12.3%	8.9%	11.3%	10.6%

Operating income for the third quarter of 2007 increased $16.7 million, or 35 percent, from the third quarter of 2006, and increased from 8.9 percent of net sales to 12.3 percent. The increase in operating income was primarily due to improvements in gross profit. The impact of the Canadian divestiture earlier in the year, combined with favorable product mix, accounted for the majority of the improvement in gross profit. Pricing actions taken to date have also contributed to the improvement. The Company continues to incur high commodity costs impacting both raw material and freight and continues to take pricing actions to offset a portion of the increased costs. Due to the timing of these pricing actions, all cost increases have not been fully offset.
Selling, distribution, and administrative (“SD&A”) expenses increased $5.2 million, or five percent from the third quarter of 2006, and increased as a percentage of net sales from 19.3 percent to 20.8 percent, primarily due to higher marketing and administrative expenses compared to the same period last year. Distribution expenses decreased from the prior year.
Year-to-date operating income increased $12.8 million, or seven percent, from last year and to 11.3 percent of net sales from 10.6 percent. Gross profit declined from 32.2 percent of net sales to 31.6 percent for the nine-month period due to an increase in restructuring and raw material costs. For the first nine months of 2007, SD&A as a percentage of net sales was 20.1 percent compared to 20.2 percent for the comparable period in 2006, primarily due to lower marketing expenses.
On May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (“SFAS 123R”), using the modified prospective method. The impact of SFAS 123R was not material to the Company’s results of operations for the three-month or the nine-month period ended January 31, 2007.
Other
Interest income increased 54 percent for the third quarter and 36 percent for the first nine months of 2007 compared to the same periods in 2006 primarily related to an increase in invested funds combined with an increase in investment returns. During the same time periods, interest expense decreased slightly as proceeds from the sale of the Canadian grain-based foodservice and industrial businesses were utilized to pay down the outstanding revolving credit balance during the second quarter of 2007.

Other income during the third quarter and first nine months of 2006 includes a gain on the sale of the Company’s Salinas, California, facility of approximately $5.6 million.
Income Taxes
The Company’s earnings for the third quarter were favorably impacted by a reduction in the effective tax rate from 36.8 percent in 2006, to 33.1 percent this quarter, reflecting an adjustment to the effective tax rate for the year-to-date period to 34.5 percent. The Company expects the 2007 full year tax rate to be approximately 34.5 percent compared to 33.5 percent for the year ended April 30, 2006.
Financial Condition – Liquidity and Capital Resources

	Nine Months Ended January 31,
(Dollars in thousands)	2007	2006

Net cash provided by operating activities	$212,042	$124,580
Net cash used for investing activities	$(17,086)	$(640)
Net cash used for financing activities	$(111,418)	$(92,538)

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at January 31, 2007, were $199.2 million compared to $120.9 million at April 30, 2006.
Historically, the Company’s working capital requirements are greatest during the first half of its fiscal year, primarily due to the need to build inventory levels in advance of the “fall bake” season, the seasonal procurement of fruit, and the purchase of raw materials used in the Company’s pickle and relish business in Canada.
Cash provided by operating activities was approximately $212.0 million during the first nine months of 2007. The positive cash generated by operations resulted primarily from net income plus noncash charges, and the collection of trade receivables associated with the Canadian grain-based foodservice and industrial business divested earlier in the year.
Net cash used for investing activities was approximately $17.1 million in the first nine months of 2007 as $84.1 million of proceeds from the sale of the Canadian nonbranded, grain-based foodservice and industrial business, were offset by $60.5 million used for business acquisitions, and capital expenditures of approximately $42.9 million.
Cash used for financing activities during the first nine months of 2007 consisted primarily of $51.9 million to finance the repurchase of common shares, $47.8 million in dividend payments, and $28.3 million used to payoff the revolving credit facility, offset by proceeds from the exercise of stock options.
On August 22, 2006, The Company entered into a Rule 10b5-1 trading plan (“the Plan”) to facilitate the repurchase of up to one million common shares under its previously announced share repurchase authorization. The share purchase period commenced on August 22, 2006, and the Plan was fulfilled on November 29, 2006. Outside the Plan, the Company has 1,671,822 common shares remaining under the share repurchase authorization as of January 31, 2007.
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

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of January 31, 2007, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described below and in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, should be carefully considered, together with the other information contained or incorporated by reference in the Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, in connection with evaluating the Company, its business and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.
•	The Company’s operations are subject to the general risks of the food industry.

The food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. The Company’s operations could be impacted by both genuine and fictitious claims regarding the Company’s and competitors’ products. In the event of product contamination or tampering, the Company may need to recall some of its products. A widespread product recall could result in significant loss due to the cost of conducting a product recall including destruction of inventory and the loss of sales resulting from the unavailability of product for a period of time. The Company could also suffer losses from a significant product liability judgment against it. Either a significant product recall or a product liability judgment, involving either the Company or its competitors, could also result in a loss of consumer confidence in the Company’s food products or the food category, and an actual or perceived loss of value of the Company’s brands, materially impacting consumer demand.

•	The results of the Company may be adversely impacted by the growth in alternative energy markets.

The Company competes for certain raw materials, notably corn and soy-based agricultural products, with the emerging bio-fuels industry. As this industry grows, the supply of these particular raw materials may be limited. Additionally, farm acreage currently devoted to other agricultural products utilized by the Company, may be converted to corn or soy resulting in higher cost for other agricultural products utilized by the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Not applicable.
     (b) Not applicable.
     (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				Number (or
			Total Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number of		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs

November 1, 2006 – November 30, 2006	254,600	$47.30	254,600	1,739,222
December 1, 2006 – December 31, 2006	67,400	47.76	67,400	1,671,822
January 1, 2007 – January 31, 2007	—	—	—	1,671,822

Total	322,000	$47.40	322,000	1,671,822

Information set forth in the table above represents activity in the Company’s third fiscal quarter of 2007.

(a)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to five million common shares as presented in the following table.

Number of
Common
Board of	Shares
Directors	Authorized for
Authorizations	Repurchase

August 2004	1,000,000
January 2006	2,000,000
April 2006	2,000,000

Total	5,000,000

The buyback program will be implemented at management’s discretion with no established expiration date. Shares in this column include shares repurchased as part of this publicly announced plan as well as shares repurchased from stock plan recipients in lieu of cash payments.
(d)	The Company has repurchased a total of 3,328,178 shares from August 2004 through January 31, 2007, under the buyback program authorized by the Company’s Board of Directors, including 1,000,000 common shares under the Company’s February 2006 Rule 10b5-1 trading plan and 1,000,000 common shares under the Company’s August 2006 Rule 10b5-1 trading plan. At January 31, 2007, 1,671,822 common shares remain available for repurchase under this program.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 26 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 9, 2007	THE J. M. SMUCKER COMPANY

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