Form 10-Q
period 2007-07-31
SMUCKER J M CO
filed 2007-09-07
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Yes ☐ No ☑
The Company had 57,513,493 common shares outstanding on August 31, 2007.
The Exhibit Index is located at Page No. 22.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
INDEX OF EXHIBITS
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-31.3
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended July 31,
	2007	2006
	(Dollars in thousands, except
	per share data)
Net sales	$561,513	$526,509
Cost of products sold	375,529	361,342
Cost of products sold – restructuring	—	7,173

Gross Profit	185,984	157,994
Selling, distribution, and administrative expenses	116,750	108,397
Other restructuring costs	313	731
Merger and integration costs	432	—

Operating Income	68,489	48,866
Interest income	3,495	1,995
Interest expense	(10,093)	(6,101)
Other income (expense) – net	1,932	(569)

Income Before Income Taxes	63,823	44,191
Income taxes	23,062	15,467

Net Income	$40,761	$28,724

Earnings per common share:
Net Income	$0.72	$0.51

Net Income – Assuming Dilution	$0.71	$0.50

Dividends declared per common share	$0.30	$0.28

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2007	April 30, 2007
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$206,662	$200,119
Marketable securities	144,580	—
Trade receivables, less allowance for doubtful accounts	148,061	124,048
Inventories:
Finished products	267,694	196,177
Raw materials	121,400	89,875

	389,094	286,052
Other current assets	26,797	29,147

Total Current Assets	915,194	639,366
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	43,302	41,456
Buildings and fixtures	189,721	176,950
Machinery and equipment	554,408	536,825
Construction in progress	30,516	25,284

	817,947	780,515
Accumulated depreciation	(337,529)	(326,487)

Total Property, Plant, and Equipment	480,418	454,028
OTHER NONCURRENT ASSETS
Goodwill	1,069,717	990,771
Other intangible assets, net	600,552	478,194
Marketable securities	41,532	44,117
Other assets	94,819	87,347

Total Other Noncurrent Assets	1,806,620	1,600,429

	$3,202,232	$2,693,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$108,731	$93,500
Current portion of long-term debt	33,000	33,000
Other current liabilities	142,154	109,968

Total Current Liabilities	283,885	236,468
NONCURRENT LIABILITIES
Long-term debt	791,903	392,643
Deferred income taxes	154,967	158,418
Other noncurrent liabilities	125,788	110,637

Total Noncurrent Liabilities	1,072,658	661,698
SHAREHOLDERS’ EQUITY
Common shares	14,378	14,195
Additional capital	1,239,330	1,216,091
Retained income	574,251	553,631
Less:
Amount due from ESOP	(6,017)	(6,017)
Accumulated other comprehensive income	23,747	17,757

Total Shareholders’ Equity	1,845,689	1,795,657

	$3,202,232	$2,693,823

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31,
	2007	2006

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$40,761	$28,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,770	15,127
Amortization	121	41
Asset impairments and other restructuring charges	—	7,173
Share-based compensation expense	2,826	2,659
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(13,970)	2,975
Inventories	(63,676)	(31,321)
Accounts payable and accrued items	22,106	19,453
Other – net	6,689	15,977

Net cash provided by operating activities	9,627	60,808

INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	(133,446)	(19,408)
Additions to property, plant, and equipment	(16,787)	(14,895)
Proceeds from sale of business	3,407	—
Purchases of marketable securities	(144,705)	(20,000)
Maturities of marketable securities	2,330	12,193
Disposals of property, plant, and equipment	296	799
Other – net	305	(1,113)

Net cash used for investing activities	(288,600)	(42,424)

FINANCING ACTIVITIES
Proceeds from long-term debt	400,000	—
Repayments of long-term debt	(115,000)	—
Revolving credit arrangements – net	—	20,603
Dividends paid	(17,014)	(15,809)
Purchase of treasury shares	(3,627)	(1,047)
Proceeds from stock option exercises	16,327	3,149
Other – net	2,969	(1,167)

Net cash provided by financing activities	283,655	5,729
Effect of exchange rate changes on cash	1,861	71

Net increase in cash and cash equivalents	6,543	24,184
Cash and cash equivalents at beginning of period	200,119	71,956

Cash and cash equivalents at end of period	$206,662	$96,140

( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2007, are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.
Note B – Eagle Acquisition
On May 1, 2007, the Company completed its acquisition of Eagle Family Foods Holdings, Inc. (“Eagle”), a privately held company headquartered in Columbus, Ohio, for $133 million in cash and the assumption of $115 million in debt, in a transaction valued at approximately $248 million. Results for the quarter ended July 31, 2007, include the operations of Eagle since the acquisition closing date. Eagle is the largest producer of canned milk in North America, with sales primarily in retail and foodservice channels. Eagle generated net sales of approximately $206 million during its fiscal year ended July 1, 2006. The acquisition expands the Company’s position in the baking aisle and complements the Company’s strategy, which is to own and market leading North American food brands sold in the center of the store. Eagle’s primary brands include Eagle Brand and Magnolia sweetened condensed milk.
The Company utilized cash on-hand and borrowings against its revolving credit facility to fund the cash portion of the purchase price and to deposit funds in escrow in exchange for a covenant defeasance on Eagle’s $115 million Senior Notes that were assumed as of the acquisition date. On May 31, 2007, the escrow was distributed to note holders in full payment of the Senior Notes.
The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The Company will determine the estimated fair values based on independent appraisals, discounted cash flow, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.
The initial estimated fair value of the net assets acquired is approximately $248 million, which consists of current assets of $51 million, property, plant, and equipment of $25 million, other intangible assets of $121 million, goodwill of $73 million, and current liabilities of $22 million. The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process. The $73 million of goodwill will be assigned to the U.S. retail market and special markets segments upon finalization of the allocation of the purchase price.

Had the acquisition of Eagle occurred at the beginning of fiscal 2007, unaudited, pro forma consolidated results would have been as follows:

Three Months Ended
July 31, 2006

Net sales	$566,000
Operating income	$49,000
Net income	$27,000
Net income per common share – assuming dilution	$0.48

The unaudited, pro forma consolidated results are based on the Company’s historical financial statements and those of the acquired business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor is it indicative of the results of operations in future periods.
Note C – Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. These incentives are administered through various plans, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, performance shares, and stock options.
During the three months ended July 31, 2007, the Company granted 11,390 deferred stock units and 188,500 restricted shares, with 67,440 of these representing the conversion of performance shares and performance units into restricted shares, all with a grant date fair value of $57.73 and a total fair value of $11,540. Also during the three months ended July 31, 2007, the Company granted performance units to certain executives. The performance units granted correspond to approximately 50,580 common shares with a grant date fair value of $57.73 and a total fair value of $2,920. The grant date fair value of these awards was the average of the high and low stock price on the date of grant.
Compensation expense related to share-based awards was $2,826 and $2,659 for the three months ended July 31, 2007 and 2006, respectively. The related tax benefit recognized was $1,020 and $931 for the three months ended July 31, 2007 and 2006, respectively.
As of July 31, 2007, total compensation cost related to nonvested share-based awards not yet recognized was approximately $21,451. The weighted-average period over which this amount is expected to be recognized is approximately 3.2 years.
Note D – Restructuring
In 2003, the Company announced its plan to restructure certain operations as part of its ongoing efforts to refine its portfolio, optimize its production capacity, improve productivity and operating efficiencies, and improve the Company’s overall cost base as well as service levels in support of its long-term strategy. The Company’s strategy is to own and market leading North American brands sold in the center of the store.
To date, the Company closed its fruit processing operations at its Watsonville, California, and Woodburn, Oregon, locations and subsequently sold these facilities; completed the combination of its two manufacturing facilities in Ripon, Wisconsin, into one expanded site; completed a restructuring program to streamline operations in Europe and the United Kingdom, including the exit of a contract packaging arrangement and certain portions of its retail business; completed the sale of its U.S. industrial ingredient business; completed the realignment of distribution warehouses; sold the Salinas, California, facility after production was relocated to plants in Orrville, Ohio, and Memphis, Tennessee; and sold the Canadian nonbranded businesses, which were acquired as part of International Multifoods Corporation, to Horizon

Milling G.P., a subsidiary of Cargill and CHS Inc., as part of a strategic plan to focus the Canadian operations on its branded consumer retail and foodservice businesses. The restructurings resulted in the reduction of approximately 410 full-time positions.
The Canadian nonbranded divestiture was completed on September 22, 2006. The sale and related restructuring activities are expected to result in expense of approximately $18.6 million, which will be reported as a restructuring charge. Costs will include noncash, long-lived asset charges, as well as transaction, legal, severance, and pension costs. To date, charges of approximately $11.7 million were recognized related to the Canadian restructuring.
The Company expects to incur total restructuring costs of approximately $61 million related to these initiatives, of which $54.1 million has been incurred since the announcement of the initiatives in March 2003. The balance of the costs and remaining cash payments, estimated to be approximately $6.9 million and $7.1 million, respectively, are related to the Canadian restructuring and will primarily be incurred through 2008.
The following table summarizes the activity with respect to the restructuring and related long-lived asset charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$16,900	$19,500	$6,900	$17,700	$61,000

Balance at May 1, 2006	$1,694	$—	$—	$—	$1,694
First quarter charge to expense	458	7,173	28	245	7,904
Second quarter charge to expense	(85)	2,119	5	885	2,924
Third quarter charge to expense	(43)	—	—	533	490
Fourth quarter charge to expense	27	—	34	722	783
Cash payments	(1,415)	—	(67)	(1,696)	(3,178)
Noncash utilization	(108)	(9,292)	—	(689)	(10,089)

Balance at April 30, 2007	$528	$—	$—	$—	$528
First quarter charge to expense	53	—	—	260	313
Cash payments	(53)	—	—	(260)	(313)

Balance at July 31, 2007	$528	$—	$—	$—	$528

Remaining expected restructuring charge	$500	$300	$—	$6,100	$6,900

Total restructuring charges of $313 and $7,904 were recorded in the three months ended July 31, 2007 and 2006, respectively. During the three months ended July 31, 2006, $7,173 of the total restructuring charges recognized were reported in cost of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in cost of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
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

Note E – Common Shares
At July 31, 2007, 150,000,000 common shares were authorized. There were 57,513,493 and 56,779,850 shares outstanding at July 31, 2007, and April 30, 2007, respectively. Shares outstanding are shown net of 7,914,435 and 8,619,519 treasury shares at July 31, 2007, and April 30, 2007, respectively.
Note F – Operating Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has two reportable segments: U.S. retail market and special markets. The U.S. retail market segment includes the consumer and consumer oils and baking business areas. This segment primarily represents the domestic sales of Smucker’s, Jif, Crisco, Pillsbury, Eagle Brand, Hungry Jack, White Lily, and Martha White branded products to retail customers. The special markets segment is comprised of the international, foodservice, beverage, and Canada strategic business areas. Special markets segment products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), and health and natural foods stores and distributors.
The following table sets forth reportable segment information:

	Three Months Ended July 31,

	2007	2006

Net sales:
U.S. retail market	$418,155	$353,335
Special markets	143,358	173,174

Total net sales	$561,513	$526,509

Segment profit:
U.S. retail market	$78,758	$69,306
Special markets	21,636	17,277

Total segment profit	$100,394	$86,583

Interest income	3,495	1,995
Interest expense	(10,093)	(6,101)
Amortization	(121)	(41)
Share-based compensation expense	(2,826)	(2,659)
Restructuring costs	(313)	(7,904)
Merger and integration costs	(432)	—
Corporate administrative expenses	(28,131)	(27,192)
Other unallocated income (expense)	1,850	(490)

Income before income taxes	$63,823	$44,191

Note G – Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	July 31, 2007	April 30, 2007

6.77% Senior Notes due June 1, 2009	$75,000	$75,000
7.87% Series B Senior Notes due September 1, 2007	33,000	33,000
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.60% Senior Notes due November 13, 2009	206,903	207,643
5.55% Senior Notes due April 1, 2022	400,000	—

Total long-term debt	$824,903	$425,643
Current portion of long-term debt	33,000	33,000

Total long-term debt less current portion	$791,903	$392,643

On May 31, 2007, the Company issued $400 million of 5.55 percent Senior Notes, due April 1, 2022, with required prepayments, the first of which is $50 million on April 1, 2013. Proceeds from this issuance were used to repay borrowings under the revolving credit facility used in financing the acquisition of Eagle Family Foods Holdings, Inc. Additional proceeds will be used to finance other strategic and long-term initiatives as determined by the Company.
The notes are unsecured and interest is paid annually on the 6.60 percent Senior Notes and semiannually on the other notes. The 6.60 percent Senior Notes are guaranteed by Diageo plc. The guarantee may terminate, in limited circumstances, prior to the maturity of the notes. Among other restrictions, the note purchase agreements contain certain covenants relating to liens, consolidated net worth, and sale of assets as defined in the agreements. The Company is in compliance with all covenants.
Note H – Earnings per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three Months Ended
	July 31,

	2007	2006

Numerator:

Net income	$40,761	$28,724

Denominator:

Weighted-average shares	56,645,611	56,677,665
Effect of dilutive securities:
Stock options	367,793	337,856
Restricted stock	251,729	178,640

Weighted-average shares – assuming dilution	57,265,133	57,194,161

Net income per common share	$0.72	$0.51

Net income per common share – assuming dilution	$0.71	$0.50

Note I – Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended July 31,

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits

	2007	2006	2007	2006

Service cost	$1,865	$2,110	$423	$527
Interest cost	6,427	6,007	666	810
Expected return on plan assets	(8,704)	(8,072)	—	—
Recognized net actuarial loss	253	309	(127)	31
Other	340	357	(51)	(51)

Net periodic benefit cost	$181	$711	$911	$1,317

Note J – Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended
	July 31,

	2007	2006

Net income	$40,761	$28,724
Other comprehensive income:
Foreign currency translation adjustments	7,117	(2,283)
Unrealized (loss) gain on available-for-sale securities	(239)	541
Unrealized (loss) gain on cash flow hedging derivatives	(310)	1,445
Pension and other postretirement liabilities	(578)	(90)

Comprehensive income	$46,751	$28,337

Note K – Commitments and Contingencies
The Company, like other food manufacturers, is from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. The Company is not currently party to any pending proceedings which could reasonably be expected to have a material adverse effect on the Company.
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

Note L – Sale of Scotland Facility
On June 7, 2007, the Company sold its Livingston, Scotland, facility to the facility’s primary customer, Kellogg Company. The transaction generated cash proceeds of approximately $3.4 million and resulted in a pretax gain of approximately $1.9 million. The sale is consistent with the Company’s overall strategy, which is to own and market leading North American brands.
Note M – Income Taxes
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of May 1, 2007.
The cumulative effect of applying this interpretation has been recorded as a decrease of $2,374 to retained income. The Company’s unrecognized tax benefits upon adoption on May 1, 2007, were $19,591, of which $11,231 would affect the effective tax rate, if recognized.
In accordance with the requirements of FIN 48, uncertain tax positions have been classified in the Condensed Consolidated Balance Sheets as long-term, except to the extent payment is expected within one year. As of May 1, 2007, the long-term portion of the Company’s uncertain tax positions was $19,135. The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense, consistent with the accounting method used prior to adopting FIN 48. As of May 1, 2007, the Company’s accrual for tax-related net interest and penalties totaled $5,247.
The Company files income tax returns in the U.S. and various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to examination of U.S. federal, state and local, or foreign income taxes for fiscal years prior to 2003. The Company is currently under examination by the Internal Revenue Service for fiscal years 2004 and 2005, and the Canadian and provincial governments for fiscal years 2003 and 2004. Although it is reasonably possible that the Company could recognize additional tax benefits relating to U.S. federal, state and local, and foreign uncertain tax positions as a result of the expiration of the statute of limitations or the conclusion of various tax examinations, any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact to the Company’s consolidated financial statements.
The Company’s unrecognized tax benefits as of July 31, 2007, were $18,136, of which $10,430 would affect the effective tax rate, if recognized. The decrease in unrecognized tax benefits during the three months ended July 31, 2007, resulted primarily from the conclusion of tax examinations and the expiration of various statute of limitations periods.
Note N – Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, (May 1, 2008, for the Company). The Company is currently assessing the impact of SFAS 157 on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007, (May 1, 2008, for the Company). The Company is currently assessing the impact of SFAS 159 on the consolidated financial statements.
Note O – Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2007 and 2006, respectively. Results for the quarter ended July 31, 2007, include the operations of Eagle Family Foods Holdings, Inc. (“Eagle”) since the acquisition closing date of May 1, 2007.
Net Sales
Company net sales were $561.5 million for the first quarter of fiscal 2008, an increase of seven percent compared to $526.5 million in the first quarter of 2007. Net sales for the first quarter of 2008, excluding the Canadian nonbranded, grain-based foodservice and industrial businesses sold in September 2006, increased 17 percent. The acquired Eagle businesses contributed $43.5 million in the first quarter of 2008, accounting for approximately one-half of the increase in net sales excluding the divested Canadian businesses. The Company’s Jif, Crisco, Pillsbury, and Uncrustables businesses contributed to net sales growth in the quarter, approximately one-half of which is due to pricing gains. A temporary interruption in supply of peanut butter in the market continued through the first quarter, adding to demand for the Company’s products and resulting in incremental peanut butter sales of approximately $5 to $7 million in the quarter. The Company also realized strong performance across the special markets segment where pricing gains and the impact of favorable exchange rates contributed to net sales increases.
U.S. retail market segment net sales were $418.2 million for the first quarter of 2008, up 18 percent, compared to $353.3 million in 2007. Net sales in the consumer strategic business area increased six percent for the first quarter of 2008, compared to the same period last year, led by peanut butter and Uncrustables. Net sales in the consumer oils and baking strategic business area were up 42 percent in the first quarter of 2008 compared to the first quarter of 2007. Excluding the contribution of $38.3 million from the acquired Eagle business, consumer oils and baking net sales increased 10 percent due to growth in oils, baking mixes and frostings, and the impact of the White Lily brand acquired in the second quarter of 2007.
Net sales for the special markets segment decreased from $173.2 million in the first quarter of 2007 to $143.4 million in the first quarter of 2008. Net sales in the special markets segment, excluding the divested nonbranded Canadian business, increased 14 percent in the first quarter of 2008, primarily due to a 36 percent increase in the foodservice strategic business area. Foodservice net sales increased 21 percent excluding the contribution of Eagle and net sales in beverage were up 11 percent. Canada net sales were up six percent primarily resulting from the impact of favorable exchange rates.
Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended July 31,

	2007	2006

Gross profit	33.1%	30.0%
Selling, distribution, and administrative:
Marketing and selling	10.7%	10.2%
Distribution	3.4	3.5
General and administrative	6.7	6.9

Total selling, distribution, and administrative	20.8%	20.6%

Restructuring and merger and integration	0.1%	0.1%

Operating income	12.2%	9.3%

Operating income for the first quarter of 2008 increased by $19.6 million or 40 percent, compared to the first quarter of 2007 and increased from 9.3 percent of net sales to 12.2 percent. The quarter’s operating income was favorably impacted by lower restructuring charges compared to last year. In addition, the current quarter’s margins benefited from the divestiture of the lower margin, nonbranded Canadian businesses. Improved Uncrustables profitability and favorable product mix, mainly attributable to increased peanut butter sales, also contributed to margin improvement.
The Company realized significantly higher commodity costs during the quarter as compared to the same period last year. Pricing actions taken by the Company over the last several quarters helped to offset a majority of the increased costs. Commodity costs are expected to continue to rise, particularly for milk, soybean oil, wheat, and peanuts. As a result, future pricing actions are anticipated.
Selling, distribution, and administrative expenses as a percentage of net sales increased to 20.8 percent in the first quarter of 2008, from 20.6 percent in the first quarter of 2007 as marketing and selling expenses increased at a higher rate than sales.
Other
Interest expense increased by $4.0 million in the first quarter of 2008 compared to the first quarter of 2007, resulting from the issuance of $400 million in senior notes, a portion of which was used to repay short-term debt used in financing the Eagle acquisition. The investment of excess proceeds resulted in an increase in interest income of $1.5 million during the quarter compared to the first quarter last year.
In June 2007, the Company divested its industrial ingredients business in Scotland resulting in a pretax gain of $1.9 million and an after-tax gain of $0.5 million. Although the Company expects an effective tax rate for the full year of approximately 34.5 percent, the tax rate for the first quarter of 2008 was 36.1 percent due primarily to the impact of taxes associated with the divestiture of the Scotland operation and the related repatriation of foreign earnings.
Financial Condition – Liquidity and Capital Resources

	Three Months Ended July 31,

(Dollars in thousands)	2007	2006

Net cash provided by operating activities	$9,627	$60,808
Net cash used for investing activities	$288,600	$42,424
Net cash provided by financing activities	$283,655	$5,729

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at July 31, 2007, were $392.8 million compared to $244.2 million at April 30, 2007.
Historically, the Company’s working capital requirements are greatest during the first half of its fiscal year, primarily due to the need to build inventory levels in advance of the “fall bake” season, the seasonal procurement of fruit, and the purchase of raw materials used in the Company’s pickle and relish business in Canada. The addition of the Eagle business will add further to the cash requirements during the first half of the year.
Cash provided by operating activities was approximately $9.6 million during the first quarter of 2008. The positive cash generated by operations resulted primarily from net income plus noncash charges. However, cash provided by operating activities decreased $51.2 million in the first quarter of 2008 compared to 2007, primarily resulting from an increase in inventory balances due to the building of canned milk inventory along with generally higher raw material costs.

Net cash used for investing activities was approximately $288.6 million in the first quarter of 2008 primarily consisting of $133.4 million used for business acquisitions, primarily Eagle, the purchase of marketable securities of $144.7 million, and capital expenditures of approximately $16.8 million.
Cash provided by financing activities during the first quarter of 2008 consisted primarily of the Company’s issuance of $400 million in senior notes on May 31, 2007, offset by the repayment of $115 million of debt assumed in the Eagle acquisition.
Absent any material acquisitions or other significant investments, the Company believes that cash on hand and investments, combined with cash provided by operations, and borrowings available under the revolving credit facility, will be sufficient to meet 2008 cash requirements, including the payment of dividends, interest on debt outstanding, payment of maturing debt, and the repurchase of common shares, if applicable.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at July 31, 2007.

					More
		Less	One to	Three to	Than
		Than	Three	Five	Five
(Dollars in millions)	Total	One Year	Years	Years	Years

Long-term debt obligations	$824.9	$33.0	$281.9	$10.0	$500.0
Operating lease obligations	8.9	1.2	2.6	2.1	3.0
Purchase obligations	597.0	407.5	171.0	8.5	10.0
Other long-term liabilities	280.8	—	—	—	280.8

Total	$1,711.6	$441.7	$455.5	$20.6	$793.8

Purchase obligations in the above table include agreements to purchase goods or services that are enforceable and legally binding on the Company. Included in this category are certain obligations related to normal, ongoing purchase obligations in which the Company has guaranteed payment to ensure availability of raw materials and packaging supplies. The Company expects to receive consideration for these purchase obligations in the form of materials. The purchase obligations in the above table do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates, commodity prices, and foreign currency exchange rates. For further information, reference is made to the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.

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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to, those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as well as the following:
•	the volatility of commodity markets from which raw materials are procured and the related impact on costs;

•	crude oil price trends and its impact on transportation, energy, and packaging costs;

•	raw material and ingredient cost trends;

•	the ability to successfully implement price changes;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses, and in their respective markets;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the concentration of certain of the Company’s businesses with key customers and the ability to manage and maintain key customer relationships;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of capital expenditures and restructuring, and merger and integration costs;

•	the outcome of current and future tax examinations and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency exchange and interest rate fluctuations;

•	the timing and cost of acquiring common shares under the Company’s share repurchase authorizations; and

•	other factors affecting share prices and capital markets generally.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of July 31, 2007, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007, should be carefully considered, together with the other information contained or incorporated by reference in the Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, in connection with evaluating the Company, its business and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

				Maximum
				Number (or
			Total Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number of		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs

May 1, 2007 - May 31, 2007	—	—	—	1,671,822
June 1, 2007 - June 30, 2007	306,032	$60.59	—	1,671,822
July 1, 2007 - July 31, 2007	6,161	$59.10	—	1,671,822

Total	312,193	$60.56	—	1,671,822

Information set forth in the table above represents activity in the Company’s first fiscal quarter of 2008.

(a)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to five million common shares as presented in the following table.

Number of
Common
Board of	Shares
Directors	Authorized for
Authorizations	Repurchase

August 2004	1,000,000
January 2006	2,000,000
April 2006	2,000,000

Total	5,000,000

The repurchase of shares under the authorizations will be implemented at management’s discretion with no established expiration date. Shares in this column include shares repurchased as part of this publicly announced plan as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	The Company has repurchased a total of 3,328,178 shares from August 2004 through July 31, 2007, under the repurchase program authorized by the Company’s Board of Directors, including 1,000,000 common shares under the Company’s February 2006 Rule 10b5-1 trading plan and 1,000,000 common shares under the Company’s August 2006 Rule 10b5-1 trading plan. At July 31, 2007, 1,671,822 common shares remain available for repurchase under this program.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 22 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 7, 2007	THE J. M. SMUCKER COMPANY

/s/ Timothy P. Smucker

BY TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

/s/ Richard K. Smucker

BY RICHARD K. SMUCKER
President and Co-Chief Executive Officer

/s/ Mark R. Belgya

BY MARK R. BELGYA
Vice President, Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Assigned
Exhibit
No.*	Description

10.1	Second Amendment, dated May 27, 2004, to Note Purchase Agreement, dated as of June 16, 1999.

10.2	Third Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of June 16, 1999.

10.3	Second Amendment, dated May 27, 2004, to Note Purchase Agreement, dated as of August 23, 2000.

10.4	Third Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of August 23, 2000.

10.5	First Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of May 27, 2004.

10.6	Note Purchase Agreement, dated as of May 31, 2007, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto.

10.7	Third Amendment, dated as of May 31, 2007, to Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as Borrower, Smucker Foods of Canada Co., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Syndication Agent.

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.3	Certification of Mark R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Exhibits 2, 3, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.