Form 10-Q
period 2007-10-31
SMUCKER J M CO
filed 2007-12-07
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act of 1934. Yes ☐    No ☑
The Company had 57,532,728 common shares outstanding on November 30, 2007.
The Exhibit Index is located at Page No. 23.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)

Net sales	$707,890	$604,955	$1,269,403	$1,131,464
Cost of products sold	489,402	411,645	864,931	772,987
Cost of products sold — restructuring	—	2,119	—	9,292

Gross Profit	218,488	191,191	404,472	349,185
Selling, distribution, and administrative expenses	131,361	116,088	248,111	224,485
Other restructuring costs	588	805	901	1,536
Merger and integration costs	2,552	—	2,984	—

Operating Income	83,987	74,298	152,476	123,164
Interest income	3,826	2,001	7,321	3,996
Interest expense	(10,917)	(5,924)	(21,010)	(12,025)
Other (expense) income — net	(1,020)	261	912	(308)

Income Before Income Taxes	75,876	70,636	139,699	114,827
Income taxes	25,710	25,067	48,772	40,534

Net Income	$50,166	$45,569	$90,927	$74,293

Earnings per common share:
Net Income	$0.88	$0.80	$1.60	$1.31

Net Income — Assuming Dilution	$0.87	$0.80	$1.58	$1.30

Dividends declared per common share	$0.30	$0.28	$0.60	$0.56

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2007	April 30, 2007
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$287,123	$200,119
Trade receivables, less allowances	223,303	124,048
Inventories:
Finished products	282,266	196,177
Raw materials	117,692	89,875

	399,958	286,052
Other current assets	33,313	29,147

Total Current Assets	943,697	639,366
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	45,343	41,456
Buildings and fixtures	188,189	176,950
Machinery and equipment	570,657	536,825
Construction in progress	41,533	25,284

	845,722	780,515
Accumulated depreciation	(352,926)	(326,487)

Total Property, Plant, and Equipment	492,796	454,028
OTHER NONCURRENT ASSETS
Goodwill	1,118,334	990,771
Other intangible assets, net	590,875	478,194
Marketable securities	40,200	44,117
Other assets	97,505	87,347

Total Other Noncurrent Assets	1,846,914	1,600,429

	$3,283,407	$2,693,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$133,179	$93,500
Current portion of long-term debt	—	33,000
Other current liabilities	159,992	109,968

Total Current Liabilities	293,171	236,468
NONCURRENT LIABILITIES
Long-term debt	791,164	392,643
Deferred income taxes	159,139	158,418
Other noncurrent liabilities	121,992	110,637

Total Noncurrent Liabilities	1,072,295	661,698
SHAREHOLDERS’ EQUITY
Common shares	14,383	14,195
Additional capital	1,241,347	1,216,091
Retained income	607,046	553,631
Less:
Amount due from ESOP	(5,479)	(6,017)
Accumulated other comprehensive income	60,644	17,757

Total Shareholders’ Equity	1,917,941	1,795,657

	$3,283,407	$2,693,823

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES

Net income	$90,927	$74,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,651	27,905
Amortization	1,538	1,068
Asset impairments and other restructuring charges	—	9,292
Share-based compensation expense	5,973	5,266
Change in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(86,577)	(30,437)
Inventories	(61,975)	(22,307)
Accounts payable and accrued items	62,835	26,666
Other adjustments	(947)	15,675

Net cash provided by operating activities	40,425	107,421

INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	(163,494)	(60,410)
Proceeds from sale of business	3,407	79,942
Additions to property, plant, and equipment	(36,319)	(31,831)
Purchases of marketable securities	(179,505)	(20,000)
Sales and maturities of marketable securities	183,411	14,785
Disposals of property, plant, and equipment	590	1,864
Other — net	(144)	(1,833)

Net cash used for investing activities	(192,054)	(17,483)

FINANCING ACTIVITIES
Proceeds from long-term debt	400,000	—
Repayments of long-term debt	(148,000)	—
Revolving credit arrangements — net	—	(28,605)
Dividends paid	(34,243)	(31,936)
Purchase of treasury shares	(3,627)	(36,683)
Proceeds from stock option exercises	16,655	12,514
Other — net	2,758	674

Net cash provided by (used for) financing activities	233,543	(84,036)
Effect of exchange rate changes	5,090	(157)

Net increase in cash and cash equivalents	87,004	5,745
Cash and cash equivalents at beginning of period	200,119	71,956

Cash and cash equivalents at end of period	$287,123	$77,701

( )	Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2007, are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.
Note B — Eagle Acquisition
On May 1, 2007, the Company completed its acquisition of Eagle Family Foods Holdings, Inc. (“Eagle”), a privately held company headquartered in Columbus, Ohio, for $133 million in cash and the assumption of $115 million in debt, in a transaction valued at approximately $248 million. Results for the three-month and six-month periods ended October 31, 2007, include the operations of Eagle since the acquisition closing date. Eagle is the largest producer of canned milk in North America, with sales primarily in retail and foodservice channels. Eagle generated net sales of approximately $206 million during its fiscal year ended July 1, 2006. The acquisition expands the Company’s position in the baking aisle and complements the Company’s strategy, which is to own and market leading North American food brands sold in the center of the store. Eagle’s primary brands include Eagle Brand and Magnolia sweetened condensed milk.
The Company utilized cash on-hand and borrowings against its revolving credit facility to fund the cash portion of the purchase price and to deposit funds in escrow in exchange for a covenant defeasance on Eagle’s $115 million Senior Notes that were assumed as of the acquisition date. On May 31, 2007, the escrow was distributed to note holders in full payment of the Senior Notes.
The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The Company will determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.
The initial estimated fair value of the net assets acquired is approximately $248 million, which consists of current assets of $50 million, property, plant, and equipment of $20 million, other intangible assets of $100 million, goodwill of $99 million, noncurrent assets of $1 million and current liabilities of $22 million. The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process. Goodwill will be assigned to the U.S. retail market and special markets segments upon finalization of the allocation of the purchase price.

Had the acquisition of Eagle occurred on May 1, 2006, unaudited, pro forma consolidated results would have been as follows:

	Three Months Ended	Six Months Ended
	October 31, 2006	October 31, 2006

Net sales	$679,000	$1,245,000
Operating income	$85,000	$134,000
Net income	$51,000	$78,000
Net income per common share — assuming dilution	$0.89	$1.37

The unaudited, pro forma consolidated results are based on the Company’s historical financial statements and those of the acquired business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor is it indicative of the results of operations in future periods.
Note C — Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. These incentives are administered through various plans, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, performance shares, and stock options.
During the six months ended October 31, 2007, the Company granted 11,390 deferred stock units and 188,500 restricted shares to employees, with 67,440 of these representing the conversion of performance shares and performance units into restricted shares, all with a grant date fair value of $57.73 and a total fair value of $11,540. Also during the six months ended October 31, 2007, the Company granted performance units to certain executives. The performance units granted correspond to approximately 50,580 common shares with a grant date fair value of $57.73 and a total fair value of $2,920. During the six months ended October 31, 2007, 7,840 deferred stock units were granted to nonemployee directors with a grant date fair value of $53.60 and a total fair value of $420. The grant date fair value of these awards was the average of the high and low stock price on the date of grant.
Compensation expense related to share-based awards was $3,147 and $2,607 for the three months ended October 31, 2007 and 2006, and $5,973 and $5,266 for the six months ended October 31, 2007 and 2006, respectively. The related tax benefit recognized was $1,065 and $928 for the three months ended October 31, 2007 and 2006, and $2,085 and $1,859 for the six months ended October 31, 2007 and 2006, respectively.
As of October 31, 2007, total compensation cost related to nonvested share-based awards not yet recognized was approximately $18,703. The weighted-average period over which this amount is expected to be recognized is approximately 3.1 years.
Note D — Restructuring
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
The Canadian nonbranded divestiture was completed on September 22, 2006. The sale and related restructuring activities are expected to result in total expense of approximately $18.6 million. Costs will include noncash, long-lived asset charges, as well as transaction, legal, severance, and pension costs. To date, charges of approximately $12.3 million were recognized related to the Canadian restructuring.
The Company expects to incur total restructuring costs of approximately $61 million related to these initiatives, of which $54.7 million has been incurred since the announcement of the initiatives in March 2003. The balance of the costs and remaining cash payments, estimated to be approximately $6.3 million and $6.7 million, respectively, are related to the Canadian restructuring and will primarily be incurred through 2008.
The following table summarizes the activity with respect to the restructuring and related long-lived asset charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$16,900	$19,200	$6,900	$18,000	$61,000

Balance at May 1, 2006	$1,694	$—	$—	$—	$1,694
First quarter charge to expense	458	7,173	28	245	7,904
Second quarter charge to expense	(85)	2,119	5	885	2,924
Third quarter charge to expense	(43)	—	—	533	490
Fourth quarter charge to expense	27	—	34	722	783
Cash payments	(1,415)	—	(67)	(1,696)	(3,178)
Noncash utilization	(108)	(9,292)	—	(689)	(10,089)

Balance at April 30, 2007	$528	$—	$—	$—	$528
First quarter charge to expense	53	—	—	260	313
Second quarter charge to expense	—	—	—	588	588
Cash payments	(176)	—	—	(848)	(1,024)

Balance at October 31, 2007	$405	$—	$—	$—	$405

Remaining expected restructuring charge	$500	$—	$—	$5,800	$6,300

During the three-month period ended October 31, 2006, $2,119 of the total restructuring charges of $2,924, and $9,292 of the total restructuring charges of $10,828 recorded in the six months ended October 31, 2006, were reported in cost of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. All restructuring charges in 2008 were reported in other restructuring costs. The restructuring costs included in cost of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.

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
Note E — Common Shares
At October 31, 2007, 150,000,000 common shares were authorized. There were 57,532,728 and 56,779,850 shares outstanding at October 31, 2007, and April 30, 2007, respectively. Shares outstanding are shown net of 7,896,765 and 8,619,519 treasury shares at October 31, 2007, and April 30, 2007, respectively.
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
The following table sets forth reportable segment information:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Net sales:
U.S. retail market	$535,224	$434,424	$953,379	$787,759
Special markets	172,666	170,531	316,024	343,705

Total net sales	$707,890	$604,955	$1,269,403	$1,131,464

Segment profit:
U.S. retail market	$98,407	$89,739	$177,165	$159,045
Special markets	20,788	17,941	42,424	35,218

Total segment profit	$119,195	$107,680	$219,589	$194,263

Interest income	3,826	2,001	7,321	3,996
Interest expense	(10,917)	(5,924)	(21,010)	(12,025)
Amortization expense	(1,417)	(1,027)	(1,538)	(1,068)
Share-based compensation	(3,147)	(2,607)	(5,973)	(5,266)
Restructuring costs	(588)	(2,924)	(901)	(10,828)
Merger and integration costs	(2,552)	—	(2,984)	—
Corporate administrative expenses	(27,249)	(26,786)	(55,380)	(53,978)
Other unallocated (expense) income	(1,275)	223	575	(267)

Income before income taxes	$75,876	$70,636	$139,699	$114,827

Note G — Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31, 2007	April 30, 2007

6.77% Senior Notes due June 1, 2009	$75,000	$75,000
7.87% Series B Senior Notes due September 1, 2007	—	33,000
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.60% Senior Notes due November 13, 2009	206,164	207,643
5.55% Senior Notes due April 1, 2022	400,000	—

Total long-term debt	$791,164	$425,643
Current portion of long-term debt	—	33,000

Total long-term debt less current portion	$791,164	$392,643

On May 31, 2007, the Company issued $400 million of 5.55 percent Senior Notes, due April 1, 2022, with required prepayments, the first of which is $50 million on April 1, 2013. Proceeds from this issuance were used to repay borrowings under the revolving credit facility used in financing the acquisition of Eagle. Additional proceeds will be used to finance other strategic and long-term initiatives as determined by the Company.
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
Note H — Earnings per Share
The following table sets forth the computation of earnings per common share and earnings per common share — assuming dilution:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Numerator:
Net income	$50,166	$45,569	$90,927	$74,293

Denominator:
Weighted-average shares	57,104,442	56,621,695	56,875,027	56,649,681
Effect of dilutive securities:
Stock options	215,639	391,852	291,716	364,853
Restricted shares	211,735	185,347	231,731	181,994

Weighted-average shares — assuming dilution	57,531,816	57,198,894	57,398,474	57,196,528

Net income per common share	$0.88	$0.80	$1.60	$1.31

Net income per common share — assuming dilution	$0.87	$0.80	$1.58	$1.30

Note I — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended October 31,
	Defined Benefit		Other Postretirement
	Pension Plans		Benefits
	2007	2006	2007	2006

Service cost	$1,731	$2,108	$282	$526
Interest cost	6,456	6,001	592	810
Expected return on plan assets	(8,851)	(8,063)	—	—
Recognized net actuarial loss (gain)	253	309	(135)	31
Other	409	357	(167)	(51)

Net periodic benefit (credit) cost	$(2)	$712	$572	$1,316

	Six Months Ended October 31,
	Defined Benefit		Other Postretirement
	Pension Plans		Benefits
	2007	2006	2007	2006

Service cost	$3,596	$4,218	$705	$1,053
Interest cost	12,883	12,008	1,258	1,620
Expected return on plan assets	(17,555)	(16,135)	—	—
Recognized net actuarial loss (gain)	506	618	(262)	62
Other	749	714	(218)	(102)

Net periodic benefit cost	$179	$1,423	$1,483	$2,633

Note J — Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Net Income	$50,166	$45,569	$90,927	$74,293
Other comprehensive income:
Foreign currency translation adjustments	28,936	1,701	36,053	(582)
Unrealized gain on available-for-sale securities	447	528	208	1,069
Unrealized gain (loss) on cash flow hedging derivatives	3,152	(438)	2,842	1,007
Pension and other postretirement liabilities	4,362	2	3,784	(88)

Comprehensive Income	$87,063	$47,362	$133,814	$75,699

Note K — Commitments and Contingencies
The Company, like other food manufacturers, is from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. The Company is not currently party to any pending proceedings which could reasonably be expected to have a material adverse effect on the Company.
The Company is currently involved with an environmental investigation at one of its production facilities. The former owner of the site is also involved in the investigation and has taken primary responsibility for administering the site investigation. Due to uncertainties surrounding the environmental investigation and the nature and extent of remediation, the Company’s liability cannot be reasonably estimated and measured at this time, but the Company does not anticipate the liability to have a material impact on its consolidated financial statements.
Note L — Sale of Scotland Facility
On June 7, 2007, the Company sold its Livingston, Scotland, facility to the facility’s primary customer, Kellogg Company. The transaction generated cash proceeds of approximately $3.4 million and resulted in a pretax gain of approximately $1.9 million. The sale is consistent with the Company’s overall strategy, which is to own and market leading North American food brands.
Note M — Income Taxes
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the financial statement recognition and measurement criteria of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of May 1, 2007.
The cumulative effect of applying this interpretation has been recorded as a decrease of $2,374 to retained income as of May 1, 2007. The Company’s unrecognized tax benefits upon adoption on May 1, 2007, were $19,591, of which $11,231 would affect the effective tax rate, if recognized.
In accordance with the requirements of FIN 48, uncertain tax positions have been classified in the Condensed Consolidated Balance Sheets as long term, except to the extent payment is expected within one year. As of May 1, 2007, the long-term portion of the Company’s uncertain tax positions was $19,135. The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense, consistent with the accounting method used prior to adopting FIN 48. As of May 1, 2007, the Company’s accrual for tax-related net interest and penalties totaled $5,247.
Although it is reasonably possible that the Company could recognize additional tax benefits relating to U.S. federal, state and local, and foreign uncertain tax positions as a result of the expiration of the statute of limitations or the conclusion of various tax examinations, with the exception of the IRS settlement noted below, any change in the amount of unrecognized tax benefits within the next 12 months is not expected to materially impact the Company’s consolidated financial statements.
The Company files income tax returns in the U.S. and various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to examination of U.S. federal, state and local, or foreign income taxes for fiscal years prior to 2003. During the three months ended October 31, 2007, the Company settled an examination by the Canadian federal government for fiscal years ended in 2003 and 2004. This settlement did not have a material impact on the Company’s consolidated financial statements. Subsequent to October 31, 2007, the Company settled an examination by the Internal Revenue Service for fiscal years ended in 2004 and 2005. As a result of this settlement, the Company expects to reduce its unrecognized tax benefits and net interest accrual by $4,871 and $667, respectively, and pay approximately $7,726 in taxes and interest during the third quarter. The settlement will not have a material effect on the Company’s effective tax rate. The Company is currently under examination by the province of Ontario for fiscal years ended 2003 and 2004.
Note N — Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 and related interpretations provide guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, (May 1, 2008, for the Company). The Company is currently assessing the impact of SFAS 157 on the consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007, (May 1, 2008, for the Company). The Company is currently assessing the potential impact of SFAS 159 on the consolidated financial statements.
Note O — Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2007 and 2006, respectively. Results for the three-month and six-month periods ended October 31, 2007, include the operations of Eagle Family Foods Holdings, Inc. (“Eagle”) since the acquisition closing date of May 1, 2007.
Net Sales
Company net sales were $707.9 million for the second quarter of fiscal 2008, an increase of 17 percent compared to $605.0 million in the second quarter of fiscal 2007. Net sales increased 23 percent in the quarter, excluding the Canadian nonbranded, grain-based foodservice and industrial businesses sold in September 2006. The acquired Eagle businesses contributed $81.4 million to net sales in the second quarter of 2008. Excluding the impact of both the Eagle acquisition and the Canadian divestiture, net sales were up nearly nine percent. Also contributing to growth in the quarter were the Smucker’s, Jif, Pillsbury, and Uncrustables brands which benefited from price increases taken over the last year. Strong performance across the special markets segment, the contribution of the Carnation canned milk business in Canada acquired during the quarter, the incremental contribution of the White Lily business acquired during last year’s second quarter, and the impact of favorable exchange rates also added to net sales for the quarter.
Net sales for the six-month period ended October 31, 2007, increased 12 percent to $1,269.4 million compared to $1,131.5 million for the first six months of 2007. Net sales were up 20 percent for the first six months of 2008 over 2007 after excluding the Canadian nonbranded, grain-based foodservice and industrial businesses. For the six months ended October 31, 2007, the acquired Eagle businesses contributed $124.9 million, accounting for 59 percent of the increase in net sales excluding the divested Canadian businesses.
U.S. retail market segment net sales for the quarter were $535.2 million, up 23 percent, compared to $434.4 million in 2007. Net sales in the consumer strategic business area increased 10 percent for the second quarter of 2008, compared to the same period last year, led by peanut butter, fruit spreads, and Uncrustables. A peanut butter competitor that had been out of the marketplace for the last several quarters returned during the second quarter. However, the Company still realized approximately $5 to $7 million in incremental peanut butter sales in the quarter resulting from the competitive situation. Net sales in the consumer oils and baking strategic business area were up 38 percent in the second quarter of 2008 compared to the second quarter of 2007. Excluding the contribution of $69.8 million from the acquired Eagle business, consumer oils and baking net sales increased three percent as growth in baking mixes and frostings more than offset declines in oils.
Net sales in the U.S. retail market segment for the first six months of 2008 increased 21 percent to $953.4 million compared to $787.8 million during the first six months of 2007. Net sales in the consumer strategic business area increased eight percent, and excluding the contribution of $108.0 million from the acquired Eagle business, net sales in the oils and baking strategic business area increased six percent over the first six months of 2007.
Net sales in the second quarter of 2008 for the special markets segment, excluding divested Canadian businesses, increased 21 percent compared to 2007. Net sales increased 34 percent in foodservice, 22 percent in Canada, and eight percent in beverage. Excluding the contribution of the Eagle acquisition, foodservice net sales were up 19 percent. Net sales in Canada were up primarily due to the impacts of the acquired Eagle and Carnation canned milk businesses and favorable exchange rates.
For the first six months of 2008, special markets segment net sales increased 18 percent compared to the first six months of 2007, excluding divested Canadian businesses.

Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2007	2006	2007	2006

Gross profit	30.9%	31.6%	31.9%	30.9%
Selling, distribution, and administrative expenses:
Marketing and selling	9.7%	9.4%	10.1%	9.8%
Distribution	3.4	3.5	3.4	3.4
General and administrative	5.5	6.3	6.0	6.6

Total selling, distribution, and administrative expenses	18.6%	19.2%	19.5%	19.8%

Restructuring and merger and integration costs	0.4%	0.1%	0.4%	0.2%

Operating income	11.9%	12.3%	12.0%	10.9%

Operating income increased by $9.7 million, or 13 percent, during the second quarter of 2008 compared to the second quarter of 2007 while decreasing from 12.3 percent to 11.9 percent of net sales. Although the quarter’s gross profit as a percentage of net sales benefited from the divestiture of the lower margin, nonbranded Canadian businesses in the second quarter of fiscal 2007, and improved Uncrustables profitability, the impact of higher raw material costs, particularly milk and wheat, resulted in the decrease from 31.6 percent of net sales to 30.9 percent.
Selling, distribution, and administrative expenses (“SD&A”) increased $15.3 million, or 13 percent, for the second quarter of 2008 compared to 2007, resulting from a 23 percent increase in marketing expenses combined with increased selling and distribution expenses related to the acquired Eagle business. Corporate overhead expenses increased at a lesser rate than net sales resulting in an overall decrease in SD&A from 19.2 percent of net sales to 18.6 percent, offsetting the decline in gross profit as a percentage of net sales.
Year-to-date operating income increased $29.3 million, or 24 percent, from last year and operating income improved from 10.9 percent of net sales to 12.0 percent. Gross profit increased from 30.9 percent of net sales to 31.9 percent due primarily to the divested Canadian businesses. For the first six months of 2008, SD&A as a percentage of net sales was 19.5 percent compared to 19.8 percent for the comparable period in 2007, primarily due to corporate overhead expenses increasing at a lesser rate than net sales.
Other
Interest expense increased by $5.0 million in the second quarter and $9.0 million for the first six months of 2008 compared to the same periods in 2007, resulting from the issuance of $400 million in senior notes in the first quarter of 2008, a portion of which was used to repay short-term debt used in financing the Eagle acquisition. The investment of excess proceeds resulted in an increase in interest income of $1.8 million in the second quarter and $3.3 million for the first six months of 2008 compared to the same periods last year.
Income Taxes
The Company’s earnings were favorably impacted by a decrease in the effective tax rate from 35.5 percent in the second quarter of 2007 to 33.9 percent in the second quarter of 2008, and from 35.3 percent in the first six months of 2007 to 34.9 percent in the first six months of 2008.

Financial Condition — Liquidity and Capital Resources

	Six Months Ended October 31,

(Dollars in thousands)	2007	2006

Net cash provided by operating activities	$40,425	$107,421
Net cash used for investing activities	$(192,054)	$(17,483)
Net cash provided by (used for) financing activities	$233,543	$(84,036)

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at October 31, 2007, were $327.3 million compared to $244.2 million at April 30, 2007.
The Company’s working capital requirements are greatest during the first half of its fiscal year, primarily due to the need to build inventory levels in advance of the “fall bake” season, the seasonal procurement of fruit, and the purchase of raw materials used in the Company’s pickle and relish business in Canada. The acquisition of the Eagle business added further to the cash requirements during the first half of the year.
Cash provided by operating activities was approximately $40.4 million during the first six months of 2008. The positive cash generated by operations resulted primarily from net income plus noncash charges. However, cash provided by operating activities decreased $67.0 million in the second quarter of 2008 compared to 2007, primarily resulting from an increase in inventory balances due to the building of canned milk inventory along with generally higher raw material costs, and an increase in accounts receivable due to increased sales in the seasonally significant month of October.
Net cash used for investing activities was approximately $192.1 million in the first six months of 2008 consisting of $163.5 million used for business acquisitions, primarily Eagle and the Carnation canned milk brand in Canada, and capital expenditures of approximately $36.3 million.
Cash provided by financing activities during the first six months of 2008 consisted primarily of the Company’s issuance of $400 million in senior notes on May 31, 2007, offset by the repayment of $115 million of debt assumed in the Eagle acquisition.
On December 5, 2007, the Company entered into a Rule 10b5-1 trading plan (“the Plan”) to facilitate the repurchase of up to 1.5 million common shares under its previously announced share repurchase authorization. The share purchase period under the Plan commenced on December 5, 2007. Purchases will be transacted by a broker and will be based upon the guidelines and parameters of the Plan. There is no guarantee as to the exact number of shares that will be repurchased under the share repurchase program.
Absent any material acquisitions or other significant investments, the Company believes that cash on hand and investments, combined with cash provided by operations, and borrowings available under the revolving credit facility, will be sufficient to meet 2008 cash requirements, including the payment of dividends, interest on debt outstanding, and the repurchase of common shares, if applicable.

Contractual Obligations
The following table summarizes the Company’s contractual obligations at October 31, 2007.

		Less	One to	Three to	More Than
		Than	Three	Five	Five
(Dollars in millions)	Total	One Year	Years	Years	Years

Long-term debt obligations	$791.2	$—	$291.2	$—	$500.0
Operating lease obligations	9.6	0.9	2.9	2.4	3.4
Purchase obligations	759.6	314.5	426.9	7.6	10.6
Other long-term liabilities	281.1	—	—	—	281.1

Total	$1,841.5	$315.4	$721.0	$10.0	$795.1

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

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of October 31, 2007, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share	Programs	Plans or Programs

August 1, 2007 — August 31, 2007	—	—	—	1,671,822
September 1, 2007 — September 30, 2007	1,837	$54.52	—	1,671,822
October 1, 2007 — October 31, 2007	—	—	—	1,671,822

Total	1,837	$54.52	—	1,671,822

Information set forth in the table above represents activity in the Company’s second fiscal quarter of 2008.

(a)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to five million common shares as presented in the following table.

Number of
Common
Shares
Authorized for
Board of Directors Authorizations	Repurchase

August 2004	1,000,000
January 2006	2,000,000
April 2006	2,000,000

Total	5,000,000

The repurchase of shares under the authorizations will be implemented at management’s discretion with no established expiration date. Shares in this column include shares repurchased as part of this publicly announced plan as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	The Company has repurchased a total of 3,328,178 shares from August 2004 through October 31, 2007, under the repurchase program authorized by the Company’s Board of Directors, including 1,000,000 common shares under the Company’s February 2006 Rule 10b5-1 trading plan and 1,000,000 common shares under the Company’s August 2006 Rule 10b5-1 trading plan. At October 31, 2007, 1,671,822 common shares remain available for repurchase under this program.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of the Company was held on August 16, 2007. At the meeting, the names of Kathryn W. Dindo, Richard K. Smucker, and William H. Steinbrink were placed in nomination for the Board of Directors to serve three-year terms ending in 2010. All nominees were elected with the results as follows:

	Votes For	Votes Withheld	Broker Nonvotes

Kathryn W. Dindo	51,278,028	671,620	0
Richard K. Smucker	51,159,647	790,001	0
William H. Steinbrink	51,390,109	559,539	0

The shareholders also voted on the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2008 fiscal year. The measure was approved as follows:

	Votes For	Votes Against	Votes Withheld	Broker Nonvotes

Appointment of Ernst & Young LLP	51,091,247	747,799	110,602	0

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 23 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 7, 2007	THE J. M. SMUCKER COMPANY
/s/ Timothy P. Smucker
BY TIMOTHY P. SMUCKER
Chairman and Co-Chief Executive Officer

/s/ Richard K. Smucker
BY RICHARD K. SMUCKER
President and Co-Chief Executive Officer

/s/ Mark R. Belgya
BY MARK R. BELGYA
Vice President, Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Assigned
Exhibit No. *	Description

10.1	Defined Contribution Supplemental Executive Retirement Plan effective May 1, 2008

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.3	Certification of Mark R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Exhibits 2, 3, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.