Form 10-Q
period 2008-01-31
SMUCKER J M CO
filed 2008-03-11
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act of 1934. Yes ☐    No ☑
The Company had 55,587,702 common shares outstanding on February 29, 2008.
The Exhibit Index is located at Page No. 24.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Net sales	$665,373	$523,081	$1,934,776	$1,654,545
Cost of products sold	469,658	349,425	1,334,589	1,122,412
Cost of products sold — restructuring	262	689	262	9,981

Gross Profit	195,453	172,967	599,925	522,152
Selling, distribution, and administrative expenses	122,907	108,789	371,018	333,274
Other restructuring costs (credits)	705	(199)	1,606	1,337
Merger and integration costs	2,900	—	5,884	—

Operating Income	68,941	64,377	221,417	187,541
Interest income	3,694	2,629	11,015	6,625
Interest expense	(10,725)	(5,656)	(31,735)	(17,681)
Other income (expense) — net	250	(902)	1,162	(1,210)

Income Before Income Taxes	62,160	60,448	201,859	175,275
Income taxes	19,759	20,021	68,531	60,555

Net Income	$42,401	$40,427	$133,328	$114,720

Earnings per common share:
Net Income	$0.75	$0.72	$2.35	$2.03

Net Income — Assuming Dilution	$0.75	$0.71	$2.33	$2.01

Dividends declared per common share	$0.30	$0.28	$0.90	$0.84

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2008	April 30, 2007
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$327,664	$200,119
Trade receivables, less allowances	141,215	124,048
Inventories:
Finished products	238,132	196,177
Raw materials	110,145	89,875

	348,277	286,052
Other current assets	37,161	29,147

Total Current Assets	854,317	639,366
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	45,200	41,456
Buildings and fixtures	189,294	176,950
Machinery and equipment	575,812	536,825
Construction in progress	44,690	25,284

	854,996	780,515
Accumulated depreciation	(365,548)	(326,487)

Total Property, Plant, and Equipment	489,448	454,028
OTHER NONCURRENT ASSETS
Goodwill	1,110,341	990,771
Other intangible assets, net	592,812	478,194
Marketable securities	17,202	44,117
Other assets	98,133	87,347

Total Other Noncurrent Assets	1,818,488	1,600,429

	$3,162,253	$2,693,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$114,634	$93,500
Current portion of long-term debt	—	33,000
Other current liabilities	129,289	109,968

Total Current Liabilities	243,923	236,468
NONCURRENT LIABILITIES
Long-term debt	790,424	392,643
Deferred income taxes	158,943	158,418
Other noncurrent liabilities	118,359	110,637

Total Noncurrent Liabilities	1,067,726	661,698
SHAREHOLDERS’ EQUITY
Common shares	13,975	14,195
Additional capital	1,207,503	1,216,091
Retained income	585,698	553,631
Less:
Amount due from ESOP	(5,479)	(6,017)
Accumulated other comprehensive income	48,907	17,757

Total Shareholders’ Equity	1,850,604	1,795,657

	$3,162,253	$2,693,823

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2008	2007
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$133,328	$114,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,528	42,387
Amortization	2,940	1,186
Asset impairments and other restructuring charges	262	10,089
Share-based compensation expense	8,692	8,282
Change in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(6,205)	29,668
Inventories	(15,176)	(1,864)
Accounts payable and accrued items	25,096	(8,040)
Other adjustments	(14,043)	15,614

Net cash provided by operating activities	178,422	212,042

INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	(166,963)	(60,488)
Proceeds from sale of business	3,407	84,054
Additions to property, plant, and equipment	(53,562)	(42,903)
Purchases of marketable securities	(229,405)	(20,000)
Sales and maturities of marketable securities	256,861	23,195
Disposals of property, plant, and equipment	1,766	882
Other — net	(793)	(1,826)

Net cash used for investing activities	(188,689)	(17,086)

FINANCING ACTIVITIES
Proceeds from long-term debt	400,000	—
Repayments of long-term debt	(148,000)	—
Revolving credit arrangements — net	—	(28,310)
Dividends paid	(51,478)	(47,820)
Purchase of treasury shares	(86,300)	(51,943)
Proceeds from stock option exercises	16,680	16,363
Other — net	2,009	292

Net cash provided by (used for) financing activities	132,911	(111,418)
Effect of exchange rate changes	4,901	(3,326)

Net increase in cash and cash equivalents	127,545	80,212
Cash and cash equivalents at beginning of period	200,119	71,956

Cash and cash equivalents at end of period	$327,664	$152,168

(	) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2008, are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.
Note B — Eagle Acquisition
On May 1, 2007, the Company completed its acquisition of Eagle Family Foods Holdings, Inc. (“Eagle”), a privately held company headquartered in Columbus, Ohio, for $133 million in cash and the assumption of $115 million in debt, in a transaction valued at approximately $248 million. Results for the three-month and nine-month periods ended January 31, 2008, include the operations of Eagle since the acquisition closing date. Eagle is the largest producer of canned milk in North America, with sales primarily in retail and foodservice channels. Eagle generated net sales of approximately $206 million during its fiscal year ended July 1, 2006. The acquisition expands the Company’s position in the baking aisle and complements the Company’s strategy, which is to own and market leading North American food brands sold in the center of the store. Eagle’s primary brands include Eagle Brand and Magnolia sweetened condensed milk.
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
The initial estimated fair value of the net assets acquired is approximately $248 million, which consists of current assets of $49 million; property, plant, and equipment of $20 million; other intangible assets, primarily customer relationships and trademarks, of $100 million; goodwill of $100 million; noncurrent assets of $1 million; and current liabilities of $22 million. The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process. The Company expects the allocation of purchase price to be completed by April 30, 2008. Goodwill will be assigned to the U.S. retail market and special markets segments upon finalization of the allocation of the purchase price.

Had the acquisition of Eagle occurred on May 1, 2006, unaudited, pro forma consolidated results would have been as follows:

	Three Months Ended	Nine Months Ended
	January 31, 2007	January 31, 2007

Net sales	$586,000	$1,831,000
Operating income	$68,000	$202,000
Net income	$41,000	$119,000
Net income per common share — assuming dilution	$0.72	$2.09

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
During the nine months ended January 31, 2008, the Company granted 11,390 deferred stock units and 188,500 restricted shares to employees, with 67,440 of these representing the conversion of performance shares and performance units into restricted shares, all with a grant date fair value of $57.73 and a total fair value of $11,540. Also during the nine months ended January 31, 2008, the Company granted performance units to certain executives. The performance units granted correspond to approximately 50,580 common shares with a grant date fair value of $57.73 and a total fair value of $2,920. During the nine months ended January 31, 2008, 7,840 deferred stock units were granted to nonemployee directors with a grant date fair value of $53.60 and a total fair value of $420. The grant date fair value of these awards was the average of the high and low stock price on the date of grant.
Compensation expense related to share-based awards was $2,719 and $2,596 for the three months ended January 31, 2008 and 2007, and $8,692 and $8,282 for the nine months ended January 31, 2008 and 2007, respectively. The related tax benefit recognized was $864 and $857 for the three months ended January 31, 2008 and 2007, and $2,951 and $2,861 for the nine months ended January 31, 2008 and 2007, respectively.
As of January 31, 2008, total compensation cost related to nonvested share-based awards not yet recognized was approximately $15,984. The weighted-average period over which this amount is expected to be recognized is approximately 3.0 years.
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
The Canadian nonbranded divestiture was completed on September 22, 2006. The sale and related restructuring activities are expected to result in total expense of approximately $18.6 million. Costs will include noncash, long-lived asset charges, as well as transaction, legal, severance, and pension costs. To date, charges of approximately $13.3 million were recognized related to the Canadian restructuring.
The Company expects to incur total restructuring costs of approximately $61 million related to these initiatives, of which $55.7 million has been incurred since the announcement of the initiatives in March 2003. The balance of the costs and remaining cash payments, estimated to be approximately $5.3 million and $5.7 million, respectively, are related to the Canadian restructuring and will primarily be incurred through 2009.
The following table summarizes the activity with respect to the restructuring and related long-lived asset charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$16,900	$19,400	$6,900	$17,800	$61,000

Balance at May 1, 2006	$1,694	$—	$—	$—	$1,694
First quarter charge to expense	458	7,173	28	245	7,904
Second quarter charge to expense	(85)	2,119	5	885	2,924
Third quarter charge to expense	(43)	—	—	533	490
Fourth quarter charge to expense	27	—	34	722	783
Cash payments	(1,415)	—	(67)	(1,696)	(3,178)
Noncash utilization	(108)	(9,292)	—	(689)	(10,089)

Balance at April 30, 2007	$528	$—	$—	$—	$528
First quarter charge to expense	53	—	—	260	313
Second quarter charge to expense	—	—	—	588	588
Third quarter charge to expense	—	262	64	641	967
Cash payments	(176)	—	(64)	(1,489)	(1,729)
Noncash utilization	—	(262)	—	—	(262)

Balance at January 31, 2008	$405	$—	$—	$—	$405

Remaining expected restructuring charge	$400	$—	$—	$4,900	$5,300

Approximately $262 and $689 of the total net restructuring charges of $967 and $490 recorded in the three-months ended January 31, 2008 and 2007, respectively, and $262 and $9,981 of the total restructuring charges of $1,868 and $11,318 recorded in the nine-months ended January 31, 2008 and 2007, respectively, were reported in the cost of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs included in cost of products sold include long-lived asset charges and inventory disposition costs. Expected employee separation costs are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
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
Note E — Common Shares
At January 31, 2008, 150,000,000 common shares were authorized. There were 55,901,752 and 56,779,850 shares outstanding at January 31, 2008, and April 30, 2007, respectively. Shares outstanding are shown net of 9,527,741 and 8,619,519 treasury shares at January 31, 2008, and April 30, 2007, respectively.
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

The following table sets forth reportable segment information:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Net sales:
U.S. retail market	$502,174	$393,797	$1,455,553	$1,181,556
Special markets	163,199	129,284	479,223	472,989

Total net sales	$665,373	$523,081	$1,934,776	$1,654,545

Segment profit:
U.S. retail market	$79,379	$77,751	$256,544	$236,796
Special markets	25,206	17,230	67,630	52,448

Total segment profit	$104,585	$94,981	$324,174	$289,244

Interest income	3,694	2,629	11,015	6,625
Interest expense	(10,725)	(5,656)	(31,735)	(17,681)
Amortization expense	(1,402)	(118)	(2,940)	(1,186)
Share-based compensation	(2,719)	(2,596)	(8,692)	(8,282)
Restructuring costs	(967)	(490)	(1,868)	(11,318)
Merger and integration costs	(2,900)	—	(5,884)	—
Corporate administrative expenses	(28,050)	(27,184)	(83,430)	(80,742)
Other unallocated income (expense)	644	(1,118)	1,219	(1,385)

Income before income taxes	$62,160	$60,448	$201,859	$175,275

Note G — Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	January 31, 2008	April 30, 2007

6.77% Senior Notes due June 1, 2009	$75,000	$75,000
7.87% Series B Senior Notes due September 1, 2007	—	33,000
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.60% Senior Notes due November 13, 2009	205,424	207,643
5.55% Senior Notes due April 1, 2022	400,000	—

Total long-term debt	$790,424	$425,643
Current portion of long-term debt	—	33,000

Total long-term debt less current portion	$790,424	$392,643

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

Note H — Earnings per Share
The following table sets forth the computation of earnings per common share and earnings per common share — assuming dilution:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Numerator:
Net income	$42,401	$40,427	$133,328	$114,720

Denominator:

Weighted-average shares	56,400,147	56,185,039	56,716,734	56,494,799
Effect of dilutive securities:
Stock options	167,425	386,558	250,285	372,089
Restricted shares	255,693	216,003	239,719	193,330

Weighted-average shares — assuming dilution	56,823,265	56,787,600	57,206,738	57,060,218

Net income per common share	$0.75	$0.72	$2.35	$2.03

Net income per common share — assuming dilution	$0.75	$0.71	$2.33	$2.01

Note I — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended January 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2008	2007	2008	2007

Service cost	$1,739	$1,632	$323	$475
Interest cost	6,538	5,891	634	722
Expected return on plan assets	(8,940)	(7,993)	—	—
Recognized net actuarial loss (gain)	254	403	(131)	(13)
Other	341	466	(113)	(51)

Net periodic benefit (credit) cost	$(68)	$399	$713	$1,133

	Nine Months Ended January 31,
			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefits
	2008	2007	2008	2007

Service cost	$5,335	$5,850	$1,028	$1,528
Interest cost	19,421	17,899	1,892	2,342
Expected return on plan assets	(26,495)	(24,128)	—	—
Recognized net actuarial loss (gain)	760	1,021	(393)	49
Other	1,090	1,180	(331)	(153)

Net periodic benefit cost	$111	$1,822	$2,196	$3,766

Note J — Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Net Income	$42,401	$40,427	$133,328	$114,720
Other comprehensive income:
Foreign currency translation adjustments	(14,915)	(9,514)	21,138	(10,096)
Unrealized (loss) gain on available-for-sale securities	(188)	219	20	1,288
Unrealized gain (loss) on cash flow hedging derivatives	3,719	(596)	6,561	411
Pension and other postretirement liabilities	(353)	(4,300)	3,431	(4,388)

Comprehensive Income	$30,664	$26,236	$164,478	$101,935

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
The Company files income tax returns in the U.S. and various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to examination of U.S. federal, state and local, or foreign income taxes for fiscal years prior to 2003. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the years ended April 30, 2007 and 2006. During the quarter ended January 31, 2008, the Company reached an agreement with the IRS on proposed adjustments resulting from an examination of its federal income tax returns for the years ended April 30, 2005 and 2004. As a result of this agreement, the Company reduced its unrecognized tax benefits and net interest accrual by $4,871 and $667, respectively, and paid $7,726 in taxes and interest. The agreement did not have a material effect on the Company’s effective tax rate for the three-month and nine-month periods ended January 31, 2008.
Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an estimated $6,000, primarily as a result of state settlement negotiations in process and the expiration of federal, state, and local statute of limitation periods.
The Company’s unrecognized tax benefits as of January 31, 2008, are $16,593, of which $9,894 would affect the effective tax rate, if recognized. As of January 31, 2008, the long-term portion of the Company’s uncertain tax positions was $13,330, and the Company’s accrual for tax-related net interest and penalties totaled $4,854.

Note N — Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 and related interpretations provide guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 amends SFAS 157 to delay the effective date of the standard, as it relates to nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, (May 1, 2009, for the Company). SFAS 157 for financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, (May 1, 2008, for the Company). The Company is currently assessing the impact of SFAS 157, and related interpretations and amendments, on the consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2008 and 2007, respectively. Results for the three-month and nine-month periods ended January 31, 2008, include the operations of Eagle Family Foods Holdings, Inc. (“Eagle”) since the acquisition closing date of May 1, 2007.
Net Sales
Company net sales were $665.4 million for the third quarter of fiscal 2008, an increase of 27 percent compared to $523.1 million in the third quarter of fiscal 2007. The acquired Eagle businesses contributed $69.3 million to net sales in the third quarter of 2008. Excluding the impact of the Eagle acquisition, net sales were up 14 percent. Also contributing to growth in the quarter were the Smucker’s, Jif, Crisco, and Pillsbury brands with a combination of pricing and volume gains. The acquired Carnation canned milk business in Canada and the impact of favorable exchange rates also added to net sales for the third quarter.
Net sales for the nine-month period ended January 31, 2008, increased 17 percent to $1,934.8 million compared to $1,654.5 million for the first nine months of 2007. Net sales were up 23 percent for the first nine months of 2008 over 2007 after excluding the Canadian nonbranded, grain-based foodservice and industrial businesses which was divested in September 2006. For the nine months ended January 31, 2008, the acquired Eagle businesses contributed $194.2 million, accounting for approximately one-half of the increase in net sales excluding the divested Canadian businesses.
U.S. retail market segment net sales for the third quarter of 2008 were $502.2 million, up 28 percent, compared to $393.8 million in the third quarter of 2007. Net sales in the consumer strategic business area increased 13 percent for the third quarter of 2008, compared to the same period last year, led by peanut butter, fruit spreads, potatoes, pancakes, syrups, and Smucker’s Uncrustables sandwiches. Net sales in the consumer oils and baking strategic business area were up 46 percent in the third quarter of 2008 compared to the third quarter of 2007. Excluding the contribution of $57.3 million from the acquired Eagle business, consumer oils and baking net sales increased 13 percent, due to growth in baking mixes, flour, and frostings, and pricing actions, particularly in oils.
Net sales in the U.S. retail market segment for the first nine months of 2008 increased 23 percent to $1,455.6 million compared to $1,181.6 million during the first nine months of 2007. Net sales in the consumer strategic business area increased 10 percent, and excluding the contribution of $165.3 million from the acquired Eagle business, net sales in the oils and baking strategic business area increased nine percent over the first nine months of 2007.
Net sales for the third quarter of 2008 in the special markets segment increased 26 percent compared to 2007. Canada contributed three-quarters of the segment increase as their net sales were up 49 percent primarily due to the impacts of the acquired Eagle and Carnation canned milk businesses and favorable exchange rates. Net sales increased 20 percent in the foodservice strategic business area, and were up eight percent, excluding the contribution of the Eagle acquisition. Net sales in the beverage strategic business area were flat.
For the first nine months of 2008, special markets segment net sales increased 20 percent compared to the first nine months of 2007, excluding divested Canadian businesses.

Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Gross profit	29.4%	33.1%	31.0%	31.6%
Selling, distribution, and administrative expenses:
Marketing and selling	9.4%	10.2%	9.8%	9.9%
Distribution	3.3	3.6	3.4	3.5
General and administrative	5.8	7.0	6.0	6.7

Total selling, distribution, and administrative expenses	18.5%	20.8%	19.2%	20.1%

Restructuring and merger and integration costs	0.5%	0.0%	0.4%	0.2%

Operating income	10.4%	12.3%	11.4%	11.3%

Operating income increased by $4.6 million, or seven percent, during the third quarter of 2008 compared to the third quarter of 2007 while decreasing from 12.3 percent to 10.4 percent of net sales. The impact of the lower-margin Eagle businesses, record costs for soybean oil and wheat, and the mix of product sales in the quarter resulted in the decline in gross profit from 33.1 percent of net sales in the third quarter of 2007 to 29.4 percent in the third quarter of 2008. The margin on the Eagle businesses was impacted by an increase in milk costs and an unfavorable mix of nonbranded business in the quarter. Eagle accounted for more than one-half of the decrease in gross profit as a percentage of net sales. The impact of price increases taken to date across all businesses, while essentially offsetting higher raw material costs, was not sufficient to maintain profit margins.
Selling, distribution, and administrative (“SD&A”) expenses increased $14.1 million, or 13 percent, for the third quarter of 2008 compared to 2007, resulting from increased marketing spending, and additional costs related to the acquired Eagle business. Corporate overhead expenses increased at a lesser rate than sales resulting in an overall decrease in SD&A from 20.8 percent of net sales to 18.5 percent, partially offsetting the decline in gross profit as a percent of net sales. Higher restructuring and merger and integration costs in the third quarter of 2008 compared to 2007 also negatively impacted operating income.
Operating income increased $33.9 million, or 18 percent, for the nine months ended January 31, 2008, compared to the same period in 2007, but remained fairly constant as a percentage of net sales at 11.4 percent this year compared to 11.3 percent last year. This was primarily due to the decrease in SD&A as a percent of net sales from 20.1 percent to 19.2 percent.
Interest Income and Expense
Interest expense increased by $5.1 million in the third quarter and $14.1 million for the first nine months of 2008 compared to the same periods in 2007, resulting from the issuance of $400 million in senior notes in the first quarter of 2008, a portion of which was used to repay short-term debt used in financing the Eagle acquisition. The investment of excess proceeds resulted in an increase in interest income of $1.1 million during the third quarter and $4.4 million for the first nine months of 2008 compared to the same periods last year.

Income Taxes
The effective tax rate decreased to 31.8 percent in the third quarter of 2008, from 33.1 percent in the comparable period in 2007, primarily as a result of tax law changes and an increase in tax-exempt interest earnings. For the full 2008 fiscal year, the Company estimates an effective tax rate between 33.0 percent and 33.5 percent, compared to an effective rate of 33.9 percent and 34.5 percent for the first nine months of 2008 and 2007, respectively.
Other
In February 2008, the Company incurred a storm-related loss at a third-party distribution center in Memphis, Tennessee. Although the extent of the financial loss has not yet been determined, the Company expects proceeds from insurance coverage to substantially offset any financial impact. In addition, the Company does not expect a material disruption of business related to the incident.
Financial Condition — Liquidity and Capital Resources

	Nine Months Ended January 31,
(Dollars in thousands)	2008	2007

Net cash provided by operating activities	$178,422	$212,042
Net cash used for investing activities	$(188,689)	$(17,086)
Net cash provided by (used for) financing activities	$132,911	$(111,418)

The Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit instrument. Total cash and investments at January 31, 2008, were $344.9 million compared to $244.2 million at April 30, 2007.
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
Cash provided by operating activities was approximately $178.4 million during the first nine months of 2008. The positive cash generated by operations resulted primarily from net income plus noncash charges. However, cash provided by operating activities decreased $33.6 million in the first nine months of 2008 compared to 2007, primarily resulting from an increase in trade receivables, inventory, and other working capital items due to recent acquisitions and generally higher raw material costs.
Net cash used for investing activities was approximately $188.7 million in the first nine months of 2008 consisting of $167.0 million used for business acquisitions, primarily Eagle and the Carnation canned milk brand in Canada, and capital expenditures of approximately $53.6 million.
Cash provided by financing activities during the first nine months of 2008 consisted primarily of the Company’s issuance of $400 million in senior notes on May 31, 2007, offset by the repayment of $148 million of debt, including $115 million assumed in the Eagle acquisition, dividend payments of $51.5 million, and $86.3 million used to purchase treasury shares.
The purchase of treasury shares was comprised largely of 1,631,000 common shares under the Board of Director’s authorized share repurchase program, including 1.5 million common shares under a previously announced Rule 10b5-1 trading plan. At its January 2008 meeting, the Company’s Board authorized a five million common share increase to its share repurchase program. On February 20, 2008, the Company entered into a Rule 10b5-1 trading plan (“the Plan”) to facilitate the repurchase of up to one million common shares under the share repurchase program. The share purchase period under the Plan commenced on February 21, 2008. Purchases under the Plan will be transacted by a broker and will be based upon the guidelines and parameters of the Plan.
Share repurchases outside the Plan will occur at management’s discretion. There is no guarantee as to the exact number of shares that may be repurchased. Since January 2005, the Company has repurchased nearly five million common shares.
Absent any material acquisitions or other significant investments, the Company believes that cash on hand and investments, combined with cash provided by operations, and borrowings available under the revolving credit facility, will be sufficient to meet 2008 cash requirements, including the payment of dividends, interest on debt outstanding, and the repurchase of common shares, if applicable.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at January 31, 2008.

					More
		Less	One to	Three to	Than
		Than	Three	Five	Five
(Dollars in millions)	Total	One Year	Years	Years	Years

Long-term debt obligations	$790.4	$—	$290.4	$—	$500.0
Operating lease obligations	8.7	0.4	2.8	2.3	3.2
Purchase obligations	773.7	270.8	485.7	7.2	10.0
Other long-term liabilities	277.3	—	—	—	277.3

Total	$1,850.1	$271.2	$778.9	$9.5	$790.5

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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to, those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as well as the following:
•	the volatility of commodity markets from which raw materials are procured and the related impact on costs;

•	crude oil price trends and its impact on transportation, energy, and packaging costs;

•	raw material and ingredient cost trends;

•	the ability to successfully implement price changes;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses, and in their respective markets;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the concentration of certain of the Company’s businesses with key customers and the ability to manage and maintain key customer relationships;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of capital expenditures and restructuring, and merger and integration costs;

•	the outcome of current and future tax examinations and other tax matters, and their related impact on the Company’s tax positions;

•	the timing and amount of proceeds from insurance settlements;

•	foreign currency exchange and interest rate fluctuations;

•	the timing and cost of acquiring common shares under the Company’s share repurchase authorizations; and

•	other factors affecting share prices and capital markets generally.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of January 31, 2008, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				Number (or
			Total Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares That
	Total		Part of Publicly	May Yet Be
	Number of		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs

November 1, 2007 - November 30, 2007	—	—	—	1,671,822
December 1, 2007 - December 31, 2007	1,205,528	$50.57	1,204,300	467,522
January 1, 2008 - January 31, 2008	426,700	$50.88	426,700	5,040,822

Total	1,632,228	$50.65	1,631,000	5,040,822

Information set forth in the table above represents activity in the Company’s third fiscal quarter of 2008.
(a)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to ten million common shares as presented in the following table.

Number of
Common
Board of	Shares
Directors	Authorized for
Authorizations	Repurchase

August 2004	1,000,000
January 2006	2,000,000
April 2006	2,000,000
January 2008	5,000,000

Total	10,000,000

The repurchase of shares under the authorizations will be implemented at management’s discretion with no established expiration date. Shares in this column include shares repurchased as part of this publicly announced plan as well as shares repurchased from stock plan recipients in lieu of cash payments.
(d)	The Company has repurchased a total of 4,959,178 shares from August 2004 through January 31, 2008, under the repurchase program authorized by the Company’s Board of Directors, including 1,000,000 common shares under the Company’s February 2006 Rule 10b5-1 trading plan, 1,000,000 common shares under the Company’s August 2006 Rule 10b5-1 trading plan, and 1,500,000 under the Company’s December 2007 Rule 10b5-1 trading plan. At January 31, 2008, 5,040,822 common shares remain available for repurchase under this program.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 24 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 11, 2008	THE J. M. SMUCKER COMPANY

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