Form 10-K
period 2008-04-30
SMUCKER J M CO
filed 2008-06-27
CIK 91419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2007, was $2,771,180,344. As of June 23, 2008, 54,767,534 common shares of The J. M. Smucker Company were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 21, 2008, are incorporated by reference into Part III of this Report, and certain sections of the registrant’s 2008 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.
The exhibit index for this Report begins on page 18.

PART I
Item 1. Business.
     The Company. The J. M. Smucker Company (the “Company”) was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker’s (a registered trademark), operates principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis, although the majority of the Company’s sales are in the United States. The Company’s operations outside the United States are principally in Canada although products are exported to other countries as well. Sales outside the United States represent approximately 13 percent of total consolidated Company sales for fiscal 2008.
     The Company has two reportable segments: U.S. retail market and special markets. The Company’s U.S. retail market segment, comprising over 74 percent of the Company’s net sales, includes the consumer and consumer oils and baking businesses and represents a large portion of the strategic focus area for the Company — the sale of branded food products with leadership positions to consumers through retail outlets in North America. The special markets segment represents the aggregation of the foodservice, beverage, Canada, and international businesses.
     Principal Products. The principal products of the Company, which are sold in both the Company’s U.S. retail market segment and special markets segment, are peanut butter, shortening and oils, fruit spreads, canned milk, baking mixes and ready-to-spread frostings, flour and baking ingredients, juices and beverages, frozen sandwiches, dessert toppings, syrups, pickles and condiments, and potato side dishes.
     Product sales information for the years 2008, 2007, and 2006 is incorporated herein by reference to information set forth in the Company’s 2008 Annual Report to Shareholders, on pages 44 through 46 under “Note E: Reportable Segments.”
     In the U.S. retail market segment, the Company’s products are primarily sold through brokers to food retailers, food wholesalers, club stores, mass merchandisers, discount stores, and military commissaries. In the special markets segment, the Company’s products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, healthcare operators), health and natural foods stores and distributors.
     Sources and Availability of Raw Materials. The raw materials used by the Company in each of its segments are primarily commodities and agricultural-based products. Glass, plastic, caps, carton board, and corrugate are the principal packaging materials used by the Company. The fruit and vegetable raw materials used by the Company in the production of its food products are purchased from independent growers and suppliers. Sweeteners, peanuts, oils, milk, wheat and flour, corn, and other ingredients are obtained from various suppliers. The cost and availability of many of these commodities have fluctuated, and may continue to fluctuate, over time. The Company also uses commodity futures and options to manage some of its costs. Raw materials are available from numerous sources, and the Company believes that it will continue to be able to obtain adequate supplies. The Company has not historically encountered shortages of key raw materials. The Company considers its relationship with key raw material suppliers to be good.
     Trademarks and Patents. The Company’s products are produced under certain patents and marketed under numerous trademarks owned by the Company or one of its subsidiaries. Major trademarks, utilized primarily in the U.S. retail market segment, include: Smucker’s, Jif, Crisco, Eagle Brand, Mary Ellen, Dutch Girl, Martha White, LaPina, White Lily, Hungry Jack, Uncrustables, Simply Jif, Golden Temple, Softasilk, Dickinson’s, Crosse & Blackwell, Funfetti, Adams, Laura Scudder’s, Goober, Pet, Magic Shell, and Simple Measures. Major trademarks primarily utilized in the special markets segment include: Smucker’s, Jif, Crisco, Plate Scapers, Bick’s, Five Roses, Robin Hood, Carnation, Europe’s Best, R. W. Knudsen Family, Santa Cruz Organic, Double Fruit, Simply Nutritious, Recharge, and Red River. Pillsbury, the Pillsbury Barrelhead logo, and Pillsbury Doughboy are trademarks of The

Pillsbury Company, used by the Company under a 20-year, perpetually renewable, royalty-free license. Carnation is a trademark of Societe des Produits Nestle S.A., used under license. Borden and the Elsie design are trademarks used under license. In addition, the Company or one of its subsidiaries licenses the use of several other trademarks, none of which individually is material to the Company’s business.
     Slogans or designs considered to be important trademarks include (without limitation) the slogan, “With A Name Like Smucker’s, It Has To Be Good,” “Choosy Moms Choose Jif,” “Purely The Finest,” “Kids Bake It Fun,” “Start Something Good with Crisco,” “We’ve Got Ice Cream Covered,” “Everybody’s Happy When It’s Hungry Jack,” “Goodness Gracious, It’s Good,” the Smucker’s banner, the Crock Jar shape, the Gingham design, and the Strawberry logo.
     The Company considers all of these trademarks and the Pillsbury license to be essential to its business.
     Seasonality. The Company’s consumer oils and baking business is moderately seasonal around the “fall bake” period, which generally impacts sales and profits in the Company’s second and third quarters. The overall impact of seasonal trends, however, is not considered significant.
     Working Capital. Working capital requirements are greatest during the first half of the Company’s fiscal year mainly due to the timing of fruit and vegetable procurement and the buildup of inventories necessary to support the “fall bake” season.
     Customers. Sales to Wal-Mart Stores, Inc., and its subsidiaries amounted to approximately 20 percent, 20 percent, and 18 percent of net sales in 2008, 2007, and 2006, respectively. These sales are primarily included in the U.S. retail market segment. No other customer exceeded 10 percent of net sales during 2008, 2007, and 2006.
     Orders. Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.
     Government Business. No material portion of the Company’s business is subject to negotiation of profits or termination of contracts at the election of the government.
     Competition. The Company is the branded market leader in the peanut butter, shortening and oils, sweetened condensed milk, fruit spreads, dessert toppings, and health and natural foods beverages categories. The Company’s business is highly competitive as all of its brands compete for retail shelf space with other advertised and branded products as well as unadvertised and private label products.
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
     The continued growth of alternative store formats, product and packaging innovations, technological advances, and new industry techniques are all issues for companies in the food industry to consider in order to remain competitive. The primary ways in which products are distinguished are product quality, price, packaging, new product introductions, nutritional value, convenience, customer service, advertising, and promotion. Positive factors pertaining to the Company’s competitive position include well-recognized brands, superior product quality, experienced brand management, a single national grocery broker in the United States, varied product offerings, product innovation, and a strong distribution network.
     Research and Development. The Company predominantly utilizes in-house resources to both develop new products and improve existing products in each of its business areas. Amounts expensed for product development were $9,547,000, $9,680,000, and $10,781,000 in 2008, 2007, and 2006, respectively.
     Environmental Matters. Compliance with the provisions of federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon the Company’s capital expenditures, earnings, or competitive position.
     Employees. At April 30, 2008, the Company had approximately 3,250 full-time employees, worldwide. Approximately 31 percent of these employees, located at nine facilities, are covered by union contracts. These contracts vary in term depending on the location. The Company believes its relations with its current employees are good.

     Financial Information About Industry Segments and Geographical Areas. The financial information required to be included in this item concerning reportable industry segments and international operations for the years 2008, 2007, and 2006 is incorporated herein by reference to information set forth in the Company’s 2008 Annual Report to Shareholders, on pages 44 through 46, under “Note E: Reportable Segments.” The Company’s international operations are primarily in Canada with risks similar to those associated with the U.S. retail market segment. The Company’s Canada sales primarily represent the sale of Canadian produced products to Canadian customers.
     Forward-Looking Statements. This report includes forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected or projected results. The descriptions of risks and uncertainties relating to forward-looking statements is incorporated herein by reference to information set forth in the Company’s 2008 Annual Report to Shareholders under the caption “Forward-Looking Statements” on page 26.
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

The food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. The Company’s operations could be impacted by both genuine and fictitious claims regarding the Company’s and competitors’

products. In the event of product contamination or tampering, the Company may need to recall some of its products. A widespread product recall could result in significant loss due to the cost of conducting a product recall, including destruction of inventory and the loss of sales resulting from the unavailability of product for a period of time. The Company could also suffer losses from a significant product liability judgment against it. Either a significant product recall or a product liability judgment, involving either the Company or its competitors, could also result in a loss of consumer confidence in the Company’s food products or the food category, and an actual or perceived loss of value of the Company’s brands, materially impacting consumer demand.

•	Certain of the Company’s products are sourced from single manufacturing sites.

The Company has consolidated its production capacity for certain products into single manufacturing sites. It is possible the Company could experience a production disruption at these or any of its manufacturing sites resulting in a reduction or elimination of the availability of some of the Company’s products. Should the Company not be able to obtain alternate production capability in a timely manner, a negative impact on the Company’s operations could result.

•	Impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect the Company’s consolidated operating results and net worth.

A significant portion of the Company’s assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a noncash charge to earnings. Events and conditions that could result in impairment include increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. At April 30, 2008, the carrying value of goodwill and other intangible assets totaled approximately $1.7 billion, compared to total assets of approximately $3.1 billion and total shareholders’ equity of approximately $1.8 billion.

•	The results of the Company may be adversely impacted as a result of limited availability and increases in the price of raw materials, including agricultural commodities and fuel.

The Company utilizes many different commodities and agricultural products in the manufacturing of its products including peanuts, corn sweeteners, edible oils, sugar, fruit, wheat, milk, and cocoa. In addition, natural gas and fuel oil are necessary components of the manufacturing process, packaging, and distribution of the Company’s products. These commodities and agricultural products are subject to price volatility caused by commodity market fluctuations, the quality and availability of supply, weather, currency fluctuations, speculative influences, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. Although the Company utilizes forward contracts and commodity futures contracts to manage commodity prices in some instances, commodity price increases ultimately result in corresponding increases in the Company’s raw material and energy costs. The Company may be limited in its ability to pass these cost increases on in the form of price increases or may incur a loss in sales volume to the extent pricing increases are taken.

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

Sales to Wal-Mart Stores, Inc. and its subsidiaries amounted to approximately 20 percent of the Company’s net sales in 2008. These sales are primarily included in the U.S. retail market segment. Trade receivables at April 30, 2008, included amounts due from Wal-Mart Stores, Inc. and its subsidiaries of $34,210,000. During 2008, the Company’s top 10 customers, collectively, accounted for approximately 53 percent of consolidated net sales. The bankruptcy or loss of any large customer for an extended length of time could negatively impact the Company’s operations.

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

The Company has defined benefit pension plans covering certain of its U.S. and Canadian employees. In addition to the defined benefit pension plans, the Company sponsors several unfunded, defined postretirement plans. The Company’s obligations and expense associated with these plans are recorded in the Company’s financial statements based on assumptions related to inflation, investment returns, mortality, employee turnover, rate of compensation increases, medical costs, and discount rates. Changes in any of these assumptions, as well as changes in regulations governing these plans, can cause volatility in recorded assets, liabilities, expense, and future funding requirements.

•	The Company’s operations are subject to the general risks associated with acquisitions.

The Company’s stated long-term strategy is to own and market leading North American food brands sold in the center of the store. The Company has historically made strategic acquisitions of brands and businesses and will continue to do so in the future in support of this strategy. The success of past and future acquisitions is dependent on the Company’s ability to successfully integrate acquired and existing operations. If the Company is unable to integrate acquisitions successfully, its financial results could suffer. Additional potential risks associated with acquisitions are the diversion of management’s attention from other business concerns, additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, disputes with sellers, and the inherent risk associated with the Company entering a line of business in which it has no prior experience.

•	The Folgers combination will expose the Company to risks inherent in the retail coffee business.

On June 4, 2008, the Company entered into various agreements with The Procter & Gamble Company providing for the business combination of the Folgers coffee business (“Folgers”) and the Company in an all-stock reverse Morris Trust transaction. Upon completion of the transactions, Folgers will represent the Company’s largest single brand and the Company will be subject to a variety of risks associated with the coffee business. These risks include changes in consumer preferences, volatility in the prices of raw materials, the business’s reliance on a small number of key retail customers, consumer perceptions of the Folgers brand, competition in the retail coffee market, and other risks.

•	The integration of Folgers may not be successful or anticipated benefits from the transaction may not be realized.

In addition to risks associated with the coffee business, the Company will also face the challenge of successfully integrating Folgers operations into its own. The integration process will require the Company to significantly expand the scope of its operations and financial systems. The Company’s management will be required to devote a significant amount of time and attention to the process of integrating the operations of the Company’s business and the coffee business. There is a significant degree of difficulty and management involvement inherent in that process. The Company may not be able to successfully or cost-effectively integrate the coffee business. The process of integrating the coffee business into the Company’s operations may cause an interruption of, or loss of momentum in, the activities of the Company’s business. If the Company’s management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the Company’s business could suffer and its results of operations and financial condition may be harmed.

Even if the Company is able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits that are currently expected to result from the transactions, or realize these benefits within the time frame that is currently expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Folgers transaction may be offset by costs incurred or delays in integrating the companies. In addition, the benefits of the Folgers transaction may be offset by operating losses relating to changes in commodity or energy prices, or in increased competition, or by other risks and uncertainties. If the Company fails to realize the benefits it anticipates from the Folgers transaction, the Company’s results of operations may be adversely affected.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties.
     The table below lists all of the Company’s manufacturing and processing facilities at April 30, 2008. All of the Company’s properties are maintained and updated on a regular basis, and the Company continues to make investments for expansion and technological improvements. The Company believes that existing capacity at these facilities is sufficient to sustain current operations and anticipated near-term growth.
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

Domestic Locations	Products Produced/Processed

Chico, California	Fruit and vegetable juices, beverages
Cincinnati, Ohio	Shortening and oils
El Paso, Texas	Canned milk
Grandview, Washington	Grapes, red tart cherries, strawberries, cranberries, apples, boysenberries, blackberries, red raspberries, black raspberries, blueberries, and red currants
Havre de Grace, Maryland	Fruit and vegetable juices, beverages
Lexington, Kentucky	Peanut butter
Memphis, Tennessee	Fruit spreads, toppings, syrups
New Bethlehem, Pennsylvania	Peanut butter and Goober products
Orrville, Ohio	Fruit spreads, toppings, syrups
Oxnard, California	Strawberries
Ripon, Wisconsin	Fruit spreads, toppings, syrups, condiments
Scottsville, Kentucky	Uncrustables sandwiches
Seneca, Missouri	Canned milk
Toledo, Ohio	Bakery mixes and frostings
West Fargo, North Dakota	Uncrustables sandwiches and Snack’n Waffles ready-to-eat waffles

International Locations	Products Produced/Processed

Delhi Township, Ontario, Canada	Pickles
Dunnville, Ontario, Canada	Pickles and relish condiments
Sherbrooke, Quebec, Canada	Canned milk
Ste. Marie, Quebec, Canada	Fruit spreads, sweet spreads, industrial products
Item 3. Legal Proceedings.
     None.

Item 4. Submissions of Matters to a Vote of Security Holders.
     None.
Executive Officers of the Registrant.
     The names, ages as of July 1, 2008, and current positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer of the Company for more than five years.

		Years with		Served as an
Name	Age	Company	Position	Officer Since

Timothy P. Smucker	64	39	Chairman and Co-Chief Executive Officer	1973
Richard K. Smucker	60	35	President and Co-Chief Executive Officer	1974
Dennis J. Armstrong	53	29	Vice President, Logistics and Operational Support (1)	2007
Mark R. Belgya	47	23	Vice President, Chief Financial Officer and Treasurer (2)	1997
Vincent C. Byrd	53	31	Senior Vice President, Consumer Market (3)	1988
John W. Denman	51	29	Vice President and Controller (4)	2005
Barry C. Dunaway	45	21	Vice President, Corporate Development	2001
M. Ann Harlan	48	9	Vice President, General Counsel and Secretary (5)	2002
Donald D. Hurrle, Sr.	59	31	Vice President, Sales, Grocery Market	2001
John F. Mayer	52	28	Vice President, Customer Development (6)	2004
Kenneth A. Miller	59	28	Vice President, Alternate Channels (7)	2007
Steven Oakland	47	25	Vice President and General Manager, Consumer Oils and
			Baking	1999
Andrew G. Platt	52	25	Vice President, Information Services and Chief
			Information Officer (8)	2004
Christopher P. Resweber	46	20	Vice President, Marketing Services (9)	2004
Julia L. Sabin	48	24	Vice President and General Manager, Smucker Quality
			Beverages, Inc. (10)	2007
Mark T. Smucker	38	10	Vice President, International (11)	2001
Paul Smucker Wagstaff	38	12	Vice President, Foodservice and Beverage Markets (12)	2001
Albert W. Yeagley	60	34	Vice President, Quality Assurance (13)	2007

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

(1)	Mr. Armstrong was elected to his present position in February 2007, having served as Director, Corporate Operations since April 2006. Prior to that time he served as Director, Scottsville Operations since December 2004, and Director, Supply Chain Initiatives since July 2002.

(2)	Mr. Belgya was elected to his present position in January 2005, having served as Vice President and Treasurer from February 2004 to December 2004, and as Treasurer since June 2001.

(3)	Mr. Byrd was elected to his present position in February 2004, having served as Vice President and General Manager, Consumer Market since January 1995.

(4)	Mr. Denman was elected to his present position in August 2005, having served as Assistant Controller since May 2005. Prior to that time, he served as Chief Financial Officer, Canada since May 2004, and Assistant Controller since June 2001.

(5)	Ms. Harlan was elected Vice President in February 2004. She was elected Secretary in June 2003, having served as Assistant Secretary since August 2000. She was elected General Counsel in April 2002.

(6)	Mr. Mayer was elected to his present position in August 2004, having served as Director, Customer Development since September 1993.

(7)	Mr. Miller was elected to his present position in February 2007, having served as General Manager, Alternate Channels since September 2005. Prior to that time, he served as Director, Marketing/Sales Alternate Channels since November 2001.

(8)	Mr. Platt was elected to his present position in February 2004, having served as Director, Business Technology from August 2002 to January 2004. Prior to that time, he served as Director, Customer Service since February 1997.

(9)	Mr. Resweber was elected to his present position in August 2004, having served as Director, Marketing Services and Consumer Direct since April 2001.

(10)	Ms. Sabin was elected to her present position in February 2007, having served as General Manager, Smucker Quality Beverages, Inc. since February 1998.

(11)	Mr. Mark Smucker was elected to his present position in July 2007, having served as Vice President, International and Managing Director, Canada since May 2006. Prior to that time, he served as Vice President and Managing Director, Canada since June 2004 and as Vice President and General Manager, International Market since November 2001.

(12)	Mr. Wagstaff was elected to his present position in May 2006, having served as Vice President and General Manager, Foodservice Market, since November 2001.

(13)	Mr. Yeagley was elected to his present position in February 2007, having served as Director, Corporate Quality Assurance since July 2001.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) The information pertaining to the market for the Company’s common shares and other related shareholder information is incorporated herein by reference to the information set forth in the Company’s 2008 Annual Report to Shareholders under the caption “Stock Price Data” on page 15 and the caption “Comparison of Five-Year Cumulative Total Shareholder Return” on page 16.
     (b) Not applicable.
     (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares
			part of publicly	that may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs

February 1, 2008 — February 28, 2008	313,800	$50.84	313,800	4,727,022
March 1, 2008 — March 31, 2008	982,862	$51.14	982,800	3,744,222
April 1, 2008 — April 30, 2008	—	—	—	3,744,222

Total	1,296,662	$51.07	1,296,600	3,744,222

Information set forth in the table above represents activity in the Company’s fourth fiscal quarter.
(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to 10 million common shares as presented in the following table.

Common shares
Date of Board	authorized for
authorizations	repurchase

August 2004	1,000,000
January 2006	2,000,000
April 2006	2,000,000
January 2008	5,000,000

Total	10,000,000

The buyback program will be implemented at management’s discretion with no established expiration date. The Company has repurchased a total of 6,255,778 common shares from November 2004 through April 30, 2008, under the buyback program authorized by the Company’s Board of Directors. At April 30, 2008, 3,744,222 common shares remain available for repurchase under this program.

Item 6. Selected Financial Data.
     Five-year summaries of selected financial data for the Company and discussions of items which materially affect the comparability of the selected financial data are incorporated herein by reference to the information set forth in the Company’s 2008 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 14, “Note A: Accounting Policies” on pages 36 through 40, “Note C: Acquisitions” on pages 41 and 42, and “Note D: “Restructuring” on pages 43 and 44.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources, and critical accounting estimates and policies, is incorporated herein by reference to the information set forth in the Company’s 2008 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis,” on pages 17 through 26.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and qualitative disclosures about market risk are incorporated herein by reference to the information set forth in the Company’s 2008 Annual Report to Shareholders under the caption “Derivative Financial Instruments and Market Risk” on pages 24 and 25.
Item 8. Financial Statements and Supplementary Data.
     Consolidated financial statements of the Company at April 30, 2008 and 2007, and for each of the years in the three-year period ended April 30, 2008, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are incorporated herein by reference to the information set forth in the Company’s 2008 Annual Report to Shareholders under the caption “Summary of Quarterly Results of Operations” on page 15 and beginning with “Report of Management on Internal Control Over Financial Reporting” on page 27 through “Note R: Common Shares” on page 63. The related financial statement schedule is filed as part of this Form 10-K on Schedule II.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of April 30, 2008, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth in the Company’s 2008 Annual Report to Shareholders under the heading “Report of Management on Internal Control Over Financial Reporting” on page 27, and under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 28, which reports are incorporated herein by reference.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Board and Committee Meetings,” and “Ownership of Common Shares” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2008. Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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
Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Executive Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item is incorporated by reference to the information set forth under the captions “Ownership of Common Shares,” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2008.
Item 13. Certain Relationships and Related Transactions.
     The information required by this Item is incorporated by reference to the information set forth under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2008.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item is incorporated by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm,” and “Audit Committee Preapproval Policies and Procedures” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

See the Index to Financial Statements and Financial Statement Schedule, which is included on page F-1 of this Report.

(a)(2)	Financial Statement Schedule

The following financial statement schedule, located at page F-2 of this Report, is included in Part II, Item 8 of this Report: Schedule II — Valuation and Qualifying Accounts.

(a)(3)	Exhibits

See the Index of Exhibits at page number 18 of this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2008	The J. M. Smucker Company
	By:	/s/ Mark R. Belgya
Mark R. Belgya
Vice President, Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*
Timothy P. Smucker	Chairman, Co-Chief Executive Officer, and Director (Principal Executive Officer)	June 27, 2008

*
Richard K. Smucker	President, Co-Chief Executive Officer, and Director (Principal Executive Officer)	June 27, 2008

/s/ Mark R. Belgya
Mark R. Belgya	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	June 27, 2008

*
John W. Denman	Vice President and Controller (Principal Accounting Officer)	June 27, 2008

*
Vincent C. Byrd	Director	June 27, 2008

*
R. Douglas Cowan	Director	June 27, 2008

*
Kathryn W. Dindo	Director	June 27, 2008

*
Paul J. Dolan	Director	June 27, 2008

*
Elizabeth Valk Long	Director	June 27, 2008

*
Nancy Lopez Knight	Director	June 27, 2008

*
Gary A. Oatey	Director	June 27, 2008

*
William H. Steinbrink	Director	June 27, 2008

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 27, 2008	By:	/s/ M. Ann Harlan
M. Ann Harlan
Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated July 19, 2006, by and between horizon Milling G.P., as Purchaser, and Smucker Foods of Canada Co., as Seller incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006 (Commission File 001-5111).

2.2	Agreement and Plan of Merger, dated March 31, 2007, by and among The J. M. Smucker Company, EF Acquisition Company, Eagle Family Foods Holdings, Inc., and Craig Steinke, as Stockholders’ Representative incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 (Commission File 001-5111).

2.3	Transaction Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, The J. M. Smucker Company, and Moon Merger Sub, Inc. incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008.

2.4	Separation Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, and The J. M. Smucker Company incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008.

3.1	Amended Articles of Incorporation incorporated herein by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed on February 28, 2002 (Commission File 001-5111).

3.2	Amended Regulations incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 (Commission File 001-5111).

4	Amended and Restated Rights Agreement, dated as of August 28, 2000, by and between the Company and Computershare Investor Services, LLC (successor to Harris Trust and Savings Bank) incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed on August 28, 2000, as amended by Amendment No. 1 thereto, dated as of October 9, 2001, incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed on October 22, 2001 (Commission File 001-5111).

10.1	1987 Stock Option Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994 (Commission File No. 001-5111). *

10.2	Management Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 (Commission File No. 001-5111). *

10.3	Nonemployee Director Stock Plan dated January 1, 1997 incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997 (Commission File No. 001-5111). *

10.4	1998 Equity and Performance Incentive Plan (as amended and restated effective as of June 6, 2005) incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111). *

10.5	Form of Restricted Shares Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111). *

Exhibit No.	Description

10.6	Form of Deferred Shares Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111). *

10.7	Top Management Supplemental Retirement Benefit Plan (May 1, 1999 Restatement) incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (Commission File No. 001-5111). *

10.8	Consulting and Noncompete Agreements incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 (Commission File 001-5111). *

10.9	Voluntary Deferred Compensation Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K Amendment No. 1 for the year ended April 30, 2003 (Commission File 001-5111). *

10.10	Amended and Restated 1997 Stock-Based Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111). *

10.11	Amended and Restated Nonemployee Director Stock Option Plan, effective August 19, 2005, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 24, 2005 (Commission File No. 001-5111). *

10.12	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 21, 2006 (Commission File 001-5111). *

10.13	Form of Restricted Stock Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2007 (Commission File No. 001-5111). *

10.14	Form of Deferred Stock Units Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2007 (Commission File No. 001-5111). *

10.15	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan, effective January 1, 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 30, 2006 (Commission File 001-5111).*

10.16	Defined Contribution Supplemental Executive Retirement Plan, effective May 1, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 (Commission File 001-5111). *

10.17	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.18	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

Exhibit No.	Description

10.19	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 001-6699).

10.20	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.21	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc. incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 001-6699).

10.22	Note Purchase Agreement, dated as of June 16, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (Commission File No. 001-5111).

10.23	First Amendment, dated as of November 30, 2001, to Note Purchase Agreement, dated as of June 16, 1999, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 (Commission File 001-5111).

10.24	Second Amendment, dated May 27, 2004, to Note Purchase Agreement, dated as of June 16, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.25	Third Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of June 16, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.26	Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 (Commission File 001-5111).

10.27	First Amendment, dated as of November 30, 2001, to Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 (Commission File 001-5111).

10.28	Second Amendment, dated May 27, 2004, to Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.29	Third Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.30	Note Purchase Agreement, dated as of May 27, 2004, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

Exhibit No.	Description

10.31	First Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.32	Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as U.S. Borrower, J.M. Smucker (Canada) Inc., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as Lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Document Agent incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.33	First Amendment, dated as of January 31, 2006, to Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as U.S. Borrower, Smucker Foods of Canada Co., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Syndication Agent incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (Commission File 001-5111).

10.34	Second Amendment, dated as of April 25, 2007, to Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as Borrower, Smucker Foods of Canada Co., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Syndication Agent incorporated herein by reference to the Company’s Current Report on Form 8-K filed April 30, 2007 (Commission File 001-5111).

10.35	Third Amendment, dated as of May 31, 2007, to Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as Borrower, Smucker Foods of Canada Co., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Syndication Agent, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.36	Note Purchase Agreement, dated as of May 31, 2007, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.37	Fiscal Agency Agreement, dated as of December 17, 2001, among International Multifoods Corporation, as Issuer, Diageo plc, as Guarantor, JP Morgan Chase Bank, as Fiscal Agent and Principal Paying Agent, and J.P. Morgan Bank Luxembourg S.A., as Paying Agent incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

10.38	Stock Purchase Agreement, dated as of July 29, 2002, between International Multifoods Corporation and Wellspring Distribution Corp. incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated July 30, 2002 (Commission File No. 001-6699).

10.39	Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of May 12, 2004, between The J. M. Smucker Company and SPC Ardmona Limited incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

Exhibit No.	Description

10.40	Deed of Variation to Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of June 16, 2004, between The J. M. Smucker Company and SPC Ardmona Limited incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.41	Purchase Agreement, dated January 13, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Robin Hood Multifoods Corporation, The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp. incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).

10.42	Letter Agreement, dated January 24, 2005, and Amendment to Purchase Agreement, dated February 18, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Smucker Foods of Canada Co. (formerly known as Robin Hood Multifoods Corporation), The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp. incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).

10.43	Consulting Agreement, dated June 30, 2007, by and among The J. M. Smucker Company and John D. Milliken (Commission File 001-5111). *

10.44	Consulting Agreement, dated August 1, 2007, by and among The J. M. Smucker Company and Richard F. Troyak (Commission File 001-5111). *

10.45	Consulting Agreement, dated December 21, 2007, by and among The J. M. Smucker Company and Robert E. Ellis incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 21, 2007 (Commission File 001-5111). *

13	Excerpts from 2008 Annual Report to Shareholders. Such Annual Report, except those portions thereof that are expressly incorporated herein by reference, is furnished for the information of the Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.3	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

THE J. M. SMUCKER COMPANY
ANNUAL REPORT ON FORM 10-K
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

	Form	Annual
	10-K	Report to
	Report	Shareholders

Data incorporated by reference to the 2008 Annual Report to Shareholders of The J. M. Smucker Company:
Report of Management on Internal Control Over Financial Reporting		27
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		28
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements		29
Consolidated Balance Sheets at April 30, 2008 and 2007		32—33
For the years ended April 30, 2008, 2007, and 2006:
Statements of Consolidated Income		31
Statements of Consolidated Cash Flows		34
Statements of Consolidated Shareholders’ Equity		35
Notes to Consolidated Financial Statements		36—63

Consolidated financial statement schedule at April 30, 2008, or for the years ended April 30, 2008, 2007, and 2006:
II. Valuation and qualifying accounts	F-2
     All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.
F-1

THE J. M. SMUCKER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2008, 2007, and 2006
(Dollars in Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Year	Expenses	Accounts	(A)	Year

2008:
Valuation allowance for deferred tax assets	$16,626	$(6,736)	$—	$—	$9,890
Allowance for doubtful accounts	821	233	—	143	911

	$17,447	$(6,503)	$—	$143	$10,801

2007:
Valuation allowance for deferred tax assets	$24,024	$(7,607)	$209	$—	$16,626
Allowance for doubtful accounts	1,210	(415)	—	(26)	821

	$25,234	$(8,022)	$209	$(26)	$17,447

2006:
Valuation allowance for deferred tax assets	$24,280	$688	$(944)	$—	$24,024
Allowance for doubtful accounts	976	(1,375)	—	(1,609)	1,210

	$25,256	$(687)	$(944)	$(1,609)	$25,234

(A)	Uncollectible accounts written off, net of recoveries.

F-2