Form 10-Q
period 2008-07-31
SMUCKER J M CO
filed 2008-09-09
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act of 1934.
Yes ☐ No ☑
The Company had 54,819,110 common shares outstanding on August, 31, 2008.
The Exhibit Index is located at Page No. 21.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended July 31,
	2008	2007
	(Dollars in thousands,
	except per share data)
Net sales	$663,657	$561,513
Cost of products sold	455,878	375,529

Gross Profit	207,779	185,984
Selling, distribution, and administrative expenses	131,884	116,750
Merger and integration costs	3,400	432
Restructuring costs	519	313
Other operating expense (income) — net	148	(1,686)

Operating Income	71,828	70,175
Interest income	1,338	3,495
Interest expense	(10,744)	(10,093)
Other income — net	1,025	246

Income Before Income Taxes	63,447	63,823
Income taxes	21,156	23,062

Net Income	$42,291	$40,761

Earnings per common share:
Net Income	$0.78	$0.72

Net Income — Assuming Dilution	$0.77	$0.71

Dividends declared per common share	$0.32	$0.30

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2008	April 30, 2008
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$142,699	$184,175
Trade receivables, less allowances	182,693	162,426
Inventories:
Finished products	341,071	280,568
Raw materials	130,697	99,040

	471,768	379,608
Other current assets	37,920	49,998

Total Current Assets	835,080	776,207
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	45,939	45,461
Buildings and fixtures	202,855	202,564
Machinery and equipment	607,374	586,502
Construction in progress	41,494	39,516

	897,662	874,043
Accumulated depreciation	(391,743)	(377,747)

Total Property, Plant, and Equipment	505,919	496,296
OTHER NONCURRENT ASSETS
Goodwill	1,149,494	1,132,476
Other intangible assets, net	632,914	614,000
Marketable securities	15,494	16,043
Other noncurrent assets	93,420	94,859

Total Other Noncurrent Assets	1,891,322	1,857,378

	$3,232,321	$3,129,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$154,942	$119,844
Current portion of long-term debt	75,000	—
Other current liabilities	173,811	119,553

Total Current Liabilities	403,753	239,397
NONCURRENT LIABILITIES
Long-term debt	713,945	789,684
Deferred income taxes	172,149	175,950
Other noncurrent liabilities	125,189	124,997

Total Noncurrent Liabilities	1,011,283	1,090,631
SHAREHOLDERS’ EQUITY
Common shares	13,697	13,656
Additional capital	1,185,656	1,181,645
Retained income	592,086	567,419
Amount due from ESOP Trust	(5,479)	(5,479)
Accumulated other comprehensive income	31,325	42,612

Total Shareholders’ Equity	1,817,285	1,799,853

	$3,232,321	$3,129,881

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2008	2007
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$42,291	$40,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,036	14,770
Amortization	1,471	121
Share-based compensation expense	2,799	2,826
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(20,757)	(13,970)
Inventories	(80,937)	(63,676)
Accounts payable and accrued items	73,901	22,106
Other adjustments	21,699	6,689

Net cash provided by operating activities	55,503	9,627

INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	(55,593)	(133,446)
Additions to property, plant, and equipment	(22,197)	(16,787)
Proceeds from sale of business	—	3,407
Purchases of marketable securities	—	(144,705)
Sales and maturities of marketable securities	452	2,330
Disposals of property, plant, and equipment	1,072	296
Other — net	170	305

Net cash used for investing activities	(76,096)	(288,600)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	400,000
Repayments of long-term debt	—	(115,000)
Dividends paid	(17,451)	(17,014)
Purchase of treasury shares	(3,356)	(3,627)
Proceeds from stock option exercises	633	16,327
Other — net	(311)	2,969

Net cash (used for) provided by financing activities	(20,485)	283,655
Effect of exchange rate changes	(398)	1,861

Net (decrease) increase in cash and cash equivalents	(41,476)	6,543
Cash and cash equivalents at beginning of period	184,175	200,119

Cash and cash equivalents at end of period	$142,699	$206,662

(  ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2008, are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.
Note B – Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 and related interpretations provide guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 amends SFAS 157 to delay the effective date of the standard, as it relates to nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, (May 1, 2009, for the Company). SFAS 157 for financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007. Effective May 1, 2008, the Company adopted the provisions of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.
SFAS 157 valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy:
Level 1 Inputs – Quoted prices for identical instruments in active markets.
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following table is a summary of the fair values of the Company’s financial assets and financial liabilities.

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair Value at	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	July 31, 2008	April 30, 2008

Marketable securities (A)	$—	$15,494	$—	$15,494	$16,043
Other investments and securities (B)	9,524	14,895	—	24,419	25,563
Derivatives (C)	(3,721)	—	—	(3,721)	1,269

Total	$5,803	$30,389	$—	$36,192	$42,875

(A)	The Company’s marketable securities consist entirely of mortgage-backed securities. The securities are broker-priced, and valued by a third party using an evaluated pricing methodology. An evaluated pricing methodology is a valuation technique which uses inputs that are derived principally from or corroborated by observable market data.

(B)	The Company maintains funds for the payment of benefits associated with nonqualified retirement plans. These funds consist of equity securities listed in active markets and municipal bonds. The municipal bonds are valued by a third party using an evaluated pricing methodology.

(C)	The Company’s commodity derivatives are valued using quoted market prices.
Note C – Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. These incentives are administered through various plans, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, and stock options.
During the three months ended July 31, 2008, the Company granted 9,565 deferred stock units and 204,595 restricted shares to employees, with 65,830 of these representing the conversion of performance units into restricted shares, all with a grant date fair value of $51.37 per share and a total fair value of $11,001. Also during the three months ended July 31, 2008, the Company granted performance units to certain executives. The performance units granted correspond to approximately 65,182 common shares with a grant date fair value of $51.37 per share and a total fair value of $3,348. The grant date fair value of these awards was the average of the high and low stock price on the date of grant.
Compensation expense related to share-based awards was $2,799 and $2,826 for the three months ended July 31, 2008 and 2007, respectively. The related tax benefit recognized was $933 and $1,020 for the three months ended July 31, 2008 and 2007, respectively.
As of July 31, 2008, total compensation cost related to nonvested share-based awards not yet recognized was approximately $21,692. The weighted-average period over which this amount is expected to be recognized is approximately 3.2 years.

Note D – Restructuring
In 2003, the Company announced its plan to restructure certain operations as part of its ongoing efforts to refine its portfolio, optimize its production capacity, improve productivity and operating efficiencies, and improve the Company’s overall cost base as well as service levels in support of its long-term strategy.
To date, the Company has completed a number of transactions resulting in the rationalization or divestiture of manufacturing facilities and businesses in the United States, Europe, and Canada, including the September 2006 sale of the Canadian nonbranded businesses, which were acquired as part of International Multifoods Corporation, to Horizon Milling G.P., a subsidiary of Cargill and CHS Inc. The restructurings resulted in the reduction of approximately 410 full-time positions.
The Company expects to incur total restructuring costs of approximately $69 million related to these initiatives, of which $59.0 million has been incurred since the announcement of the initiatives in March 2003. The balance of the costs and remaining cash payments, estimated to be approximately $10.0 million and $2.0 million, respectively, are related to the Canadian restructuring and will primarily be incurred through 2009.
The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$16,900	$20,700	$6,900	$24,500	$69,000

Balance at May 1, 2007	$528	$—	$—	$—	$528
First quarter charge to expense	53	—	—	260	313
Second quarter charge to expense	—	—	—	588	588
Third quarter charge to expense	—	262	64	641	967
Fourth quarter charge to expense	—	1,248	48	1,583	2,879
Cash payments	(176)	—	(112)	(3,072)	(3,360)
Noncash utilization	—	(1,510)	—	—	(1,510)

Balance at April 30, 2008	$405	$—	$—	$—	$405
First quarter charge to expense	—	—	—	519	519
Cash payments	—	—	—	(519)	(519)

Balance at July 31, 2008	$405	$—	$—	$—	$405

Remaining expected restructuring charge	$400	$—	$—	$9,600	$10,000

Total restructuring charges of $519 and $313 were recorded in the three months ended July 31, 2008 and 2007, respectively. Expected employee separation costs are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
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

Note E – Common Shares
At July 31, 2008, 150,000,000 common shares were authorized. There were 54,789,140 and 54,622,612 shares outstanding at July 31, 2008, and April 30, 2008, respectively. Shares outstanding are shown net of 10,646,440 and 10,807,615 treasury shares at July 31, 2008, and April 30, 2008, respectively.
Note F – Operating Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has two reportable segments: U.S. retail market and special markets. The U.S. retail market segment includes the consumer and consumer oils and baking strategic business areas. This segment primarily represents the domestic sales of Smucker’s, Knott’s Berry Farm, Jif, Crisco, Pillsbury, Eagle Brand, Hungry Jack, White Lily, and Martha White branded products to retail customers. The special markets segment is comprised of the international, foodservice, beverage, and Canada strategic business areas. Special markets segment products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), and health and natural foods stores and distributors.
The following table sets forth reportable segment information.

	Three Months Ended July 31,
	2008	2007

Net sales:
U.S. retail market	$472,141	$418,155
Special markets	191,516	143,358

Total net sales	$663,657	$561,513

Segment profit:
U.S. retail market	$87,861	$78,758
Special markets	20,738	21,636

Total segment profit	$108,599	$100,394

Interest income	1,338	3,495
Interest expense	(10,744)	(10,093)
Amortization	(1,471)	(121)
Share-based compensation expense	(2,799)	(2,826)
Restructuring costs	(519)	(313)
Merger and integration costs	(3,400)	(432)
Corporate administrative expenses	(28,892)	(28,131)
Other unallocated income	1,335	1,850

Income before income taxes	$63,447	$63,823

Note G – Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	July 31, 2008	April 30, 2008

6.77% Senior Notes due June 1, 2009	$75,000	$75,000
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.60% Senior Notes due November 13, 2009	203,945	204,684
5.55% Senior Notes due April 1, 2022	400,000	400,000

Total long-term debt	$788,945	$789,684
Current portion of long-term debt	75,000	—

Total long-term debt less current portion	$713,945	$789,684

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
Note H – Earnings per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three Months Ended July 31,
	2008	2007

Numerator:
Net income	$42,291	$40,761

Denominator:
Weighted-average shares	54,282,700	56,645,611
Effect of dilutive securities:
Stock options	142,428	367,793
Restricted stock	242,538	251,729

Weighted-average shares — assuming dilution	54,667,666	57,265,133

Net income per common share	$0.78	$0.72

Net income per common share — assuming dilution	$0.77	$0.71

Note I – Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$1,492	$1,865	$243	$423
Interest cost	6,813	6,427	655	666
Expected return on plan assets	(7,783)	(8,704)	—	—
Recognized net actuarial loss (gain)	358	253	(183)	(127)
Other	324	340	(122)	(51)

Net periodic benefit cost	$1,204	$181	$593	$911

Note J – Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended July 31,
	2008	2007

Net income	$42,291	$40,761
Other comprehensive income:
Foreign currency translation adjustments	(4,495)	7,117
Unrealized loss on available-for-sale securities	(730)	(239)
Unrealized loss on cash flow hedging derivatives	(6,062)	(310)
Pension and other postretirement liabilities	—	(578)

Comprehensive income	$31,004	$46,751

Note K – Commitments and Contingencies
The Company, like other food manufacturers, is from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. The Company is not currently party to any pending proceedings which could reasonably be expected to have a material adverse effect on the Company.
Note L – Income Taxes
During the three months ended July 31, 2008, the Company’s unrecognized tax benefits decreased by $1,584 to $20,318, primarily as a result of state settlement negotiations and the expiration of statute of limitations periods. Of this amount, $8,109 would affect the effective tax rate, if recognized. Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $3,515, primarily as a result of state settlement negotiations in process and expiring statute of limitations periods.
Note M – Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(revised), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. SFAS 141R establishes principles and requirements for how the Company recognizes the assets acquired and liabilities assumed, recognizes the goodwill acquired, and determines what information to disclose to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, (May 1, 2009, for the Company).
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 seeks to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, (February 1, 2009, for the Company).
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for fiscal years beginning after December 15, 2008, (May 1, 2009, for the Company).
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.
In June 2008, the FASB issued FSP No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for fiscal years beginning after December 15, 2008, (May 1, 2009, for the Company), and requires all presented prior-period earnings per share data to be adjusted retrospectively.
Note N – Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2008 and 2007.
Net Sales
Company net sales were $663.7 million in the first quarter of 2009, an increase of $102.1 million or 18 percent, compared to the first quarter of 2008, as all major brands contributed to the sales increase. Acquisitions during fiscal 2008 of the Carnation canned milk business in Canada, and the Europe’s Best frozen fruit and vegetable brand, together with the 2009 acquisition of the Knott’s Berry Farm fruit spreads brand contributed approximately $30.6 million of the net sales increase in the first quarter of 2009. Excluding the impact of these acquisitions and approximately $5.3 million of favorable foreign exchange rate impact, net sales increased 12 percent.
The strength of the Company’s brands made it possible to successfully implement price increases necessary to offset rising commodity costs. While pricing was the primary driver of the net sales increase in the first quarter of 2009, volume gains were realized during the period in several categories including Smucker’s fruit spreads, Smucker’s Uncrustables sandwiches, Pillsbury baking mixes and frostings, and Hungry Jack potatoes and pancakes. Volume declines were primarily limited to oils and peanut butter resulting in a net tonnage decrease of approximately four percent.
U.S. Retail Market
U.S. retail market segment net sales for the first quarter of 2009 were $472.1 million, up 13 percent, compared to $418.2 million in the first quarter of 2008. Net sales in the consumer strategic business area increased 11 percent for the first quarter of 2009, with Smucker’s fruit spreads and toppings, Smucker’s Uncrustables sandwiches, Jif brand, and Hungry Jack brand all up. All major categories of the consumer strategic business area were up in volume, except for peanut butter. Net sales in the consumer oils and baking strategic business area were up 15 percent, due to price increases taken over the course of fiscal 2008, and volume gains in baking mixes and frostings. These increases more than offset volume declines in oils.
Special Markets
Net sales for the first quarter of 2009 in the special markets segment increased 34 percent compared to the first quarter of 2008. Net sales in the Canada strategic business area were up 79 percent, with the impact of the Carnation and Europe’s Best acquisitions, and favorable foreign exchange rates contributing over two-thirds of the increase. Volume and pricing gains accounted for the remaining net sales growth in Canada. Net sales increased 13 percent in the foodservice strategic business area, led by the Knott’s Berry Farm brand acquisition and pricing gains. Volume growth in the schools channel also contributed to the foodservice net sales increase. Net sales in the beverage strategic business area were up 11 percent, primarily due to pricing.

Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2008	2007

Gross profit	31.3%	33.1%
Selling, distribution, and administrative expenses:
Marketing and selling	10.2%	10.7%
Distribution	3.5%	3.4%
General and administrative	6.2%	6.7%

Total selling, distribution, and administrative expenses	19.9%	20.8%

Restructuring and merger and integration costs	0.6%	0.1%
Other operating expense (income)	0.0%	(0.3%)

Operating income	10.8%	12.5%

The impact of price increases taken to date has offset higher raw material costs, predominantly soybean oil, peanuts, and wheat, contributing to the $22 million increase in gross profit for the first quarter of 2009 compared to 2008. While price increases contributed to the overall gross profit increase, the incremental dollars did not provide margin expansion, and gross profit as a percent of net sales declined from 33.1 percent to 31.3 percent. Other factors impacting gross margin were increased fuel costs, the loss of nonrecurring peanut butter sales, and unfavorable product mix. As expected, margins improved in the Eagle business compared to last year, helping to offset these other factors.
Selling, distribution, and administrative (“SD&A”) expenses increased 13 percent for the first quarter of 2009 compared to 2008, resulting primarily from increased marketing investment, particularly in Canada, and distribution and amortization expenses. However, most SD&A expenses, particularly corporate overhead, increased at a lesser rate than net sales resulting in an overall decrease in SD&A from 20.8 percent of net sales to 19.9 percent, providing some offset to the decline in gross margin.
Operating income increased two percent compared to the first quarter of 2008, and decreased from 12.5 percent to 10.8 percent of net sales. Restructuring and merger and integration costs were $3.2 million higher in the first quarter of 2009 compared to 2008, reducing operating margin by 0.5 percentage points. In addition, operating income in 2008 included a $1.9 million gain on the sale of the Company’s industrial ingredient business in Scotland, benefiting the first quarter of 2008 operating margin by 0.3 percentage points.
Other
Interest income decreased $2.2 million in the first quarter of 2009 compared to 2008 reflecting the use of cash during 2008 to fund acquisitions and the Company’s repurchase of treasury shares.
The effective tax rate decreased to 33.3 percent in the first quarter of 2009, from 36.1 percent in the comparable period in 2008. The Company’s divestiture of its industrial ingredient business in Scotland in the first quarter of 2008, and the resulting repatriation of foreign earnings had an unfavorable impact on the effective tax rate.
Pending Folgers Merger
On June 4, 2008, the Company entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to merge P&G’s Folgers coffee business into the Company. Under the terms of the agreement, P&G will distribute shares of common stock of The Folgers Coffee Company (“Folgers”) to P&G shareholders which will then be automatically converted into the right to receive Smucker common shares in the merger. Following the merger, P&G shareholders who hold Folgers common stock that is converted in the merger will own approximately 53.5 percent of the Company’s common shares and pre-merger Company shareholders will own approximately 46.5 percent of the combined company. Upon closing, the Company will have approximately 118 million common shares outstanding. As part of the transaction, the Company will guarantee an estimated $350 million of Folgers debt. The transaction is expected to be tax free to P&G, the Company, and P&G shareholders. In addition, Company shareholders as of a record date prior to the merger, will receive a special one-time dividend of $5 per share. The record date for the special dividend will be determined by the Company at a future date.
The transaction is expected to close in the fourth quarter of calendar 2008, subject to customary closing conditions, including Company shareholder approval. The Company expects to incur one-time costs related to the transaction over the next two fiscal years of approximately $100 million to $125 million.
The merger will be accounted for as a purchase business combination. For accounting purposes, the Company will be treated as the acquiring entity.
Financial Condition – Liquidity and Capital Resources

	Three Months Ended July 31,
(Dollars in thousands)	2008	2007

Net cash provided by operating activities	$55,503	$9,627
Net cash used for investing activities	$76,096	$288,600
Net cash (used for) provided by financing activities	$(20,485)	$283,655

The Company’s principal source of funds is cash generated from operations, supplemented as needed by borrowings against the Company’s revolving credit instrument. Total cash and cash equivalents at July 31, 2008, were $142.7 million compared to $184.2 million at April 30, 2008.
The Company’s working capital requirements are greatest during the first half of its fiscal year, primarily due to the need to build inventory levels in advance of the “fall bake” season, and the seasonal procurement of fruit and vegetables.
Cash provided by operating activities was approximately $55.5 million during the first three months of 2009 and resulted primarily from net income plus noncash charges. Cash provided by operating activities increased $45.9 million in the first three months of 2009 compared to 2008, primarily resulting from a decrease in working capital needs.
Net cash used for investing activities was approximately $76.1 million in the first three months of 2009, compared to $288.6 million in the first three months of 2008, consisting of $55.6 million used for business acquisitions, primarily the Knott’s Berry Farm brand, and capital expenditures of approximately $22.2 million.
Cash used for financing activities during the first three months of 2009 consisted primarily of dividend payments of $17.5 million.
Absent any other material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations, new borrowings anticipated in connection with the Folgers merger, and borrowings available under the revolving credit facility, will be sufficient to meet 2009 cash requirements, including capital expenditures, the payment of the special dividend, the payment of quarterly dividends, and interest on existing debt outstanding and any new borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates, commodity prices, and foreign currency exchange rates. For further information, reference is made to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.

Certain Forward-Looking Statements
This quarterly report contains forward-looking statements, such as projected operating results, earnings and cash flows, that are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from any future results, performance, or achievements expressed or implied by those forward-looking statements. The risks, uncertainties, factors and assumptions listed and discussed in this quarterly report, including the following important factors and assumptions, could affect the future results of the Company following the transactions between P&G and the Company (the “Transactions”) and could cause actual results to differ materially from those expressed in the forward-looking statements:
•	volatility of commodity markets from which raw materials, particularly corn, wheat, peanuts, soybean oil, milk, and after the completion of the Transacations, green coffee beans, are procured and the related impact on costs;

•	the successful integration of P&G’s coffee business (the “Coffee Business”) with the Company’s business, operations, and culture and the ability to realize synergies and other potential benefits of the Transactions within the time frames currently contemplated;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement price changes;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses, which will include the Coffee Business after the completion of the Transactions;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the concentration of certain of the Company’s businesses, which will include the Coffee Business after the completion of the Transactions, with key customers and the ability to manage and maintain key customer relationships;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	changes in consumer coffee preferences, and other factors affecting the Coffee Business, which will represent a substantial portion of the Company’s business after the completion of the Transactions;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of the Company’s capital expenditures, restructuring, and merger and integration costs;

•	the outcome of current and future tax examinations and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	other factors affecting share prices and capital markets generally; and

•	the other factors described under “Risk Factors” in the registration statements filed by Folgers and the Company with the Securities and Exchange Commission and in the other reports and statements filed by the Company with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and the proxy materials prepared in connection with the Transactions.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this quarterly report. The Company does not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of July 31, 2008, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, should be carefully considered, together with the other information contained or incorporated by reference in the Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC including the registration statements filed by Folgers and the Company and the proxy materials prepared in connection with the Transactions, in connection with evaluating the Company, its business and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				Number (or
				Approximate
			Total Number	Dollar Value) of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid Per Share	Programs	Programs

May 1, 2008 - May 31, 2008	37,664	$49.55	—	3,744,222
June 1, 2008 - June 30, 2008	27,362	51.37	—	3,744,222
July 1, 2008 - July 31, 2008	—	—	—	3,744,222

Total	65,026	$50.32	—	3,744,222

Information set forth in the table above represents activity in the Company’s first fiscal quarter of 2009.
(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to 10 million common shares. Share repurchases will occur at management’s discretion with no established expiration date. The Company has repurchased a total of 6,255,778 common shares since November 2004 under the buyback program authorized by the Company’s Board of Directors. At July 31, 2008, 3,744,222 common shares remain available for repurchase under this program. Under the transaction agreement relating to the pending Folgers merger and related ancillary agreements, the Company may not repurchase any of its common shares prior to the closing of the merger and, following the closing, may repurchase common shares only under specific conditions. As a result, the Company does not anticipate that it will repurchase shares for a period of at least two years following the closing of the merger.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 21 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 9, 2008	THE J. M. SMUCKER COMPANY
/s/ Timothy P. Smucker
BY TIMOTHY P. SMUCKER
Chairman of the Board and Co-Chief Executive Officer

/s/ Richard K. Smucker
BY RICHARD K. SMUCKER
Executive Chairman, President and Co-Chief Executive Officer

/s/ Mark R. Belgya
BY MARK R. BELGYA
Vice President, Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Assigned
Exhibit
No. *	Description

10.1
Form of Transition Services Agreement between The Procter & Gamble Company and The J. M. Smucker Company, incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on July 22, 2008 (Commission File 333-152451).

10.2
Form of Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company and The J. M. Smucker Company, incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on July 22, 2008 (Commission File 333-152451).

10.3
Form of Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on August 7, 2008 (Commission File 333-152451).

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.3	Certification of Mark. R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Exhibits 2, 3, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.