Form 10-Q
period 2008-10-31
SMUCKER J M CO
filed 2008-12-09
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
Yes ☐      No ☑
The Company had 118,432,164 common shares outstanding on November 30, 2008.
The Exhibit Index is located at Page No. 26.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
INDEX OF EXHIBITS
EX-3
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-31.1
EX-31.2
EX-31.3
EX-32
EX-99

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Net sales	$843,142	$707,890	$1,506,799	$1,269,403
Cost of products sold	599,723	489,402	1,055,601	864,931

Gross Profit	243,419	218,488	451,198	404,472
Selling, distribution, and administrative expenses	151,292	131,361	283,176	248,111
Merger and integration costs	6,210	2,552	9,610	2,984
Restructuring costs	127	588	646	901
Other operating (income) expense — net	(507)	313	(359)	(1,373)

Operating Income	86,297	83,674	158,125	153,849
Interest income	1,901	3,826	3,239	7,321
Interest expense	(11,314)	(10,917)	(22,058)	(21,010)
Other income (expense) — net	341	(707)	1,366	(461)

Income Before Income Taxes	77,225	75,876	140,672	139,699
Income taxes	25,772	25,710	46,928	48,772

Net Income	$51,453	$50,166	$93,744	$90,927

Earnings per common share:
Net Income	$0.95	$0.88	$1.73	$1.60

Net Income — Assuming Dilution	$0.94	$0.87	$1.71	$1.58

Dividends declared per common share	$5.32	$0.30	$5.64	$0.60

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2008	April 30, 2008
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$166,312	$171,541
Trade receivables, less allowances	267,498	162,426
Inventories:
Finished products	335,647	280,568
Raw materials	164,961	99,040

	500,608	379,608
Other current assets	70,942	62,632

Total Current Assets	1,005,360	776,207
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	45,765	45,461
Buildings and fixtures	208,160	202,564
Machinery and equipment	614,117	586,502
Construction in progress	47,362	39,516

	915,404	874,043
Accumulated depreciation	(401,402)	(377,747)

Total Property, Plant, and Equipment	514,002	496,296
OTHER NONCURRENT ASSETS
Goodwill	1,121,406	1,132,476
Other intangible assets, net	638,388	614,000
Other noncurrent assets	97,185	110,902

Total Other Noncurrent Assets	1,856,979	1,857,378

	$3,376,341	$3,129,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$146,799	$119,844
Current portion of long-term debt	75,000	—
Other current liabilities	245,532	119,553

Total Current Liabilities	467,331	239,397
NONCURRENT LIABILITIES
Long-term debt	1,113,205	789,684
Deferred income taxes	168,226	175,950
Other noncurrent liabilities	115,294	124,997

Total Noncurrent Liabilities	1,396,725	1,090,631
SHAREHOLDERS’ EQUITY
Common shares	13,715	13,656
Additional capital	1,189,170	1,181,645
Retained income	331,634	567,419
Amount due from ESOP Trust	(4,830)	(5,479)
Accumulated other comprehensive (loss) income	(17,404)	42,612

Total Shareholders’ Equity	1,512,285	1,799,853

	$3,376,341	$3,129,881

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2008	2007
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$93,744	$90,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,043	28,651
Amortization	2,953	1,538
Share-based compensation expense	6,035	5,973
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(111,932)	(86,577)
Inventories	(123,134)	(61,975)
Accounts payable and accrued items	108,759	62,835
Other adjustments	2,254	(2,060)

Net cash provided by operating activities	8,722	39,312

INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	(56,076)	(163,494)
Additions to property, plant, and equipment	(55,770)	(36,319)
Proceeds from sale of business	—	3,407
Purchases of marketable securities	—	(179,505)
Sales and maturities of marketable securities	866	183,411
Disposals of property, plant, and equipment	2,009	590
Other — net	6,258	(144)

Net cash used for investing activities	(102,713)	(192,054)

FINANCING ACTIVITIES
Proceeds from long-term debt	400,000	400,000
Repayments of long-term debt	—	(148,000)
Dividends paid	(309,160)	(34,243)
Purchase of treasury shares	(3,356)	(3,627)
Proceeds from stock option exercises	1,850	16,655
Other — net	335	2,758

Net cash provided by financing activities	89,669	233,543
Effect of exchange rate changes	(907)	5,090

Net (decrease) increase in cash and cash equivalents	(5,229)	85,891
Cash and cash equivalents at beginning of period	171,541	199,541

Cash and cash equivalents at end of period	$166,312	$285,432

( )	Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2008, are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008. References to the Company in the financial statements include the accounts of wholly-owned subsidiaries and any majority-owned investment. Intercompany transactions and accounts are eliminated in consolidation.
Effective May 1, 2008, the Company adopted the financial statement presentation requirements of Financial Accounting Standards Board Staff Position No. FIN 39-1, An Amendment to FASB Interpretation No. 39, (“FSP FIN 39-1”). Among other amendments, FSP FIN 39-1 requires the Company to make an accounting policy election to offset or not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value with the same counterparty under a master netting arrangement. The effects of FSP FIN 39-1 are to be applied retrospectively to all periods presented. The Company has elected to not offset fair value amounts recognized for derivative instruments and its cash margin accounts executed with the same counterparty. The Company has cash margin accounts of $26,193 and $12,634 at October 31, 2008 and April 30, 2008, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets. Prior to adoption, the Company’s cash margin accounts were included in cash and cash equivalents in the Condensed Consolidated Balance Sheets as they were not considered material. The retrospective application of FSP FIN 39-1 had no impact on the Company’s financial position or results of operations for all periods presented and resulted in a decrease of $1.1 million in cash provided by operating activities for the six months ended October 31, 2007.
Note B – Subsequent Event
On November 6, 2008, the Company merged The Folgers Coffee Company (“Folgers”), a subsidiary of The Procter & Gamble Company (“P&G”), with and into the Company. Under the terms of the agreement, P&G distributed the Folgers common shares to P&G shareholders in a tax-free transaction, which was immediately followed by the conversion of the Folgers common stock into Company common shares. In the merger, P&G shareholders received approximately 63.2 million common shares of the Company valued at approximately $3.4 billion based on the average closing price of the Company’s common shares for the period beginning two trading days before and concluding two trading days after the announcement of the transaction on June 4, 2008. Upon closing of the transaction on November 6, 2008, the Company had approximately 118 million common shares outstanding. As part of the transaction, the Company’s debt obligations increased by $350 million as a result of its guarantee of Folgers’ LIBOR-based variable rate notes. In addition, on October 23, 2008, the Company issued $400 million in Senior Notes with a weighted-average interest rate of 6.6 percent. A portion of the proceeds was used to fund the payment of the $5 per share one-time special dividend on the Company’s common shares, totaling approximately $274 million, on October 31, 2008.
The transaction with Folgers, the leading producer of retail packaged coffee products in the United States, is consistent with the Company’s strategy to own and market number one brands in North

America. For accounting purposes, the Company is the acquiring enterprise. The merger was accounted for as a purchase business combination. Accordingly, the results of the Folgers business will be included in the Company’s consolidated financial statements from the date of the merger.
The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company will determine the estimated fair values with the assistance of independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.
Had the acquisition occurred on May 1, 2007, unaudited, pro forma consolidated results would have been as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Net sales	$1,351,637	$1,166,823	$2,406,141	$2,110,436
Net income	$116,837	$108,629	$189,659	$200,458
Net income per common share — assuming dilution	$0.99	$0.90	$1.61	$1.66

The unaudited, pro forma consolidated results are based on the Company’s historical financial statements and those of the acquired businesses and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor is it indicative of the results of operations in future periods.
Note C – Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 and related interpretations provide guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 amends SFAS 157 to delay the effective date of the standard, as it relates to nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, (May 1, 2009, for the Company). SFAS 157 for financial assets and financial liabilities was effective for fiscal years beginning after November 15, 2007. Effective May 1, 2008, the Company adopted the provisions of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.
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
Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following table is a summary of the fair values of the Company’s financial assets (liabilities).

				Fair Value at
				October 31,	Fair Value at
	Level 1	Level 2	Level 3	2008	April 30, 2008

Marketable securities (A)	$—	$14,150	$—	$14,150	$16,043
Other investments and securities (B)	10,003	15,510	—	25,513	25,563
Derivatives (C)	(22,731)	—	—	(22,731)	1,269

Total	$(12,728)	$29,660	$—	$16,932	$42,875

(A)	The Company’s marketable securities consist entirely of mortgage-backed securities. The securities are broker-priced, and valued by a third party using an evaluated pricing methodology. An evaluated pricing methodology is a valuation technique which uses inputs that are derived principally from or corroborated by observable market data.

(B)	The Company maintains funds for the payment of benefits associated with nonqualified retirement plans. These funds consist of equity securities listed in active markets and municipal bonds. The municipal bonds are valued by a third party using an evaluated pricing methodology.

(C)	The Company’s commodity derivatives are valued using quoted market prices.
Note D – Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. These incentives are administered through various plans, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, and stock options.
During the six months ended October 31, 2008, the Company granted 9,565 deferred stock units and 204,595 restricted shares to employees, with 65,830 of these representing the conversion of performance units into restricted shares, all with a grant date fair value of $51.37 per share and a total fair value of $11,001. Also during the six months ended October 31, 2008, the Company granted performance units to certain executives. The performance units granted correspond to approximately 65,182 common shares with a grant date fair value of $51.37 per share and a total fair value of $3,348. During the six months ended October 31, 2008, 11,011 deferred stock units were granted to nonemployee directors with a grant date fair value of $50.89 per share and a total fair value of $560. The grant date fair value of these awards was the average of the high and low stock price on the date of grant.
Compensation expense related to share-based awards was $3,236 and $3,147 for the three months ended October 31, 2008 and 2007, and $6,035 and $5,973 for the six months ended October 31, 2008 and 2007, respectively. The related tax benefit recognized was $1,080 and $1,065 for the three months ended October 31, 2008 and 2007, and $2,013 and $2,085 for the six months ended October 31, 2008 and 2007, respectively.
As of October 31, 2008, total compensation cost related to nonvested share-based awards not yet recognized was approximately $19,017. The weighted-average period over which this amount is expected to be recognized is approximately 3.1 years.

Note E – Restructuring
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
The Company expects to incur total restructuring costs of approximately $69 million related to these initiatives, of which $59.1 million has been incurred since the announcement of the initiatives in March 2003. The balance of the costs and remaining cash payments, estimated to be approximately $9.9 million and $1.9 million, respectively, are related to the Canadian restructuring and are anticipated to be incurred through 2009.
The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$16,900	$20,700	$6,900	$24,500	$69,000

Balance at May 1, 2007	$528	$—	$—	$—	$528
First quarter charge to expense	53	—	—	260	313
Second quarter charge to expense	—	—	—	588	588
Third quarter charge to expense	—	262	64	641	967
Fourth quarter charge to expense	—	1,248	48	1,583	2,879
Cash payments	(176)	—	(112)	(3,072)	(3,360)
Noncash utilization	—	(1,510)	—	—	(1,510)

Balance at April 30, 2008	$405	$—	$—	$—	$405
First quarter charge to expense	—	—	—	519	519
Second quarter charge to expense	—	—	—	127	127
Cash payments	—	—	—	(646)	(646)

Balance at October 31, 2008	$405	$—	$—	$—	$405

Remaining expected restructuring charge	$400	$—	$—	$9,500	$9,900

Total restructuring charges were $127 and $588 for the three months ended October 31, 2008 and 2007, and $646 and $901 for the six months ended October 31, 2008 and 2007, respectively. Expected employee separation costs are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
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

Note F – Common Shares
At October 31, 2008, 150,000,000 common shares were authorized. There were 54,861,343 and 54,622,612 shares outstanding at October 31, 2008 and April 30, 2008, respectively. Shares outstanding are shown net of 10,574,237 and 10,807,615 treasury shares at October 31, 2008 and April 30, 2008, respectively.
Note G – Operating Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has two reportable segments: U.S. retail market and special markets. The U.S. retail market segment includes the consumer and consumer oils and baking strategic business areas. This segment primarily represents the domestic sales of Smucker’s®, Jif®, Crisco®, Pillsbury®, Eagle Brand®, Hungry Jack®, White Lily®, and Martha White® branded products to retail customers. The special markets segment is comprised of the international, foodservice, beverage, and Canada strategic business areas. Special markets segment products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), and health and natural foods stores and distributors.
The following table sets forth reportable segment information.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Net sales:
U.S. retail market	$634,988	$535,224	$1,107,129	$953,379
Special markets	208,154	172,666	399,670	316,024

Total net sales	$843,142	$707,890	$1,506,799	$1,269,403

Segment profit:
U.S. retail market	$98,960	$98,407	$186,821	$177,165
Special markets	26,451	20,788	47,189	42,424

Total segment profit	$125,411	$119,195	$234,010	$219,589

Interest income	1,901	3,826	3,239	7,321
Interest expense	(11,314)	(10,917)	(22,058)	(21,010)
Amortization	(1,482)	(1,417)	(2,953)	(1,538)
Share-based compensation expense	(3,236)	(3,147)	(6,035)	(5,973)
Restructuring costs	(127)	(588)	(646)	(901)
Merger and integration costs	(6,210)	(2,552)	(9,610)	(2,984)
Corporate administrative expenses	(27,736)	(27,249)	(56,628)	(55,380)
Other unallocated income (expense)	18	(1,275)	1,353	575

Income before income taxes	$77,225	$75,876	$140,672	$139,699

Note H – Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31, 2008	April 30, 2008

6.77% Senior Notes due June 1, 2009	$75,000	$75,000
6.60% Senior Notes due November 13, 2009	203,205	204,684
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.12% Senior Notes due November 1, 2015	24,000	—
6.63% Senior Notes due November 1, 2018	376,000	—
5.55% Senior Notes due April 1, 2022	400,000	400,000

Total long-term debt	$1,188,205	$789,684
Current portion of long-term debt	75,000	—

Total long-term debt less current portion	$1,113,205	$789,684

On October 23, 2008, the Company issued $400 million in Senior Notes in two series with maturity dates of November 1, 2015 and November 1, 2018. A portion of the proceeds from the Notes was used to fund costs related to the Folgers merger and the payment of the $5 per share one-time special dividend, totaling approximately $274 million, on October 31, 2008. Additional proceeds will be used to finance other strategic and long-term initiatives as determined by the Company.
All of the Company’s Senior Notes are unsecured and interest is paid annually on the 6.60 percent Senior Notes and semiannually on the other notes. The 6.60 percent Senior Notes are guaranteed by Diageo plc. The guarantee may terminate, in limited circumstances, prior to the maturity of the notes. Among other restrictions, the note purchase agreements contain certain covenants relating to liens, consolidated net worth, and sale of assets as defined in the agreements. The Company is in compliance with all covenants.
In addition, as part of the Folgers merger on November 6, 2008, the Company’s debt obligations increased by $350 million as a result of its guarantee of Folgers’ LIBOR-based variable rate debt due November 7, 2009.
Note I – Earnings per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Numerator:
Net income	$51,453	$50,166	$93,744	$90,927

Denominator:
Weighted-average shares	54,385,025	57,104,442	54,333,865	56,875,027
Effect of dilutive securities:
Stock options	144,610	215,639	143,519	291,716
Restricted stock	247,567	211,735	245,005	231,731

Weighted-average shares — assuming dilution	54,777,202	57,531,816	54,722,389	57,398,474

Net income per common share	$0.95	$0.88	$1.73	$1.60

Net income per common share — assuming dilution	$0.94	$0.87	$1.71	$1.58

Note J – Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$1,475	$1,731	$242	$282
Interest cost	6,642	6,456	641	592
Expected return on plan assets	(7,574)	(8,851)	—	—
Recognized net actuarial loss (gain)	344	253	(183)	(135)
Other	324	409	(122)	(167)

Net periodic benefit cost	$1,211	$(2)	$578	$572

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$2,967	$3,596	$485	$705
Interest cost	13,455	12,883	1,296	1,258
Expected return on plan assets	(15,357)	(17,555)	—	—
Recognized net actuarial loss (gain)	702	506	(366)	(262)
Other	648	749	(244)	(218)

Net periodic benefit cost	$2,415	$179	$1,171	$1,483

Note K – Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Net income	$51,453	$50,166	$93,744	$90,927
Other comprehensive income:
Foreign currency translation adjustments	(43,618)	28,936	(48,113)	36,053
Unrealized loss on available-for-sale securities	(1,264)	447	(1,994)	208
Unrealized loss on cash flow hedging derivatives	(3,847)	3,152	(9,909)	2,842
Pension and other postretirement liabilities	—	4,362	—	3,784

Comprehensive income	$2,724	$87,063	$33,728	$133,814

Note L – Commitments and Contingencies
The Company, like other food manufacturers, is from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. The Company is not currently party to any pending proceedings which could reasonably be expected to have a material adverse effect on the Company.
Note M – Income Taxes
During the three months ended October 31, 2008, the Company’s unrecognized tax benefits decreased by $7,096 to $13,222, primarily as a result of the release of a fully-indemnified reserve associated with a prior year acquisition. The release had no impact on the Company’s effective tax rate. Of the remaining unrecognized tax benefits, $7,751 would affect the effective tax rate, if recognized. Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $3,313, primarily as a result of state settlement negotiations in process and expiring statute of limitations periods.
Note N – Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. SFAS 141R establishes principles and requirements for how the Company recognizes the assets acquired and liabilities assumed, recognizes the goodwill acquired, and determines what information to disclose to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, (May 1, 2009, for the Company).
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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.
In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for fiscal years beginning after December 15, 2008, (May 1, 2009, for the Company), and requires all presented prior period earnings per share data to be adjusted retrospectively.
The Company is currently assessing the impact, if any, of recently issued accounting standards on the consolidated financial statements.
Note O – Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2008 and 2007, respectively.
Net Sales
Company net sales were $843.1 million in the second quarter of 2009, an increase of $135.3 million or 19 percent, compared to the second quarter of 2008. Net sales growth was broad based with all major brands and strategic business areas contributing. The Carnation®, Europe’s Best® and Knott’s Berry Farm® acquisitions contributed approximately $35.8 million in net sales to the quarter, or approximately five percent, while the foreign exchange impact of the weakening Canadian dollar reduced net sales by approximately $8.2 million.
Over the last year, the Company has implemented price increases necessary to offset rising costs. Pricing was the primary driver of the net sales increase and contributed approximately 12 percent to net sales, while volume gains and an improved mix of products sold contributed approximately three percent. Most categories experienced volume gains, including Smucker’s® fruit spreads, Pillsbury® baking mixes and frostings, Hungry Jack® potatoes and pancakes, Eagle Brand® sweetened condensed milk, and Crisco® shortening and oils, while volume declines were primarily limited to flour and industrial oils.
Company net sales for the first six months of 2009 were $1,506.8 million, an increase of 19 percent, compared to $1,269.4 million in the first six months of 2008 primarily due to the effect of pricing increases taken over the course of 2008. Acquisitions contributed approximately $66.8 million of the net sales increase.
Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007

Gross profit	28.9%	30.9%	29.9%	31.9%
Selling, distribution, and administrative expenses:
Marketing and selling	9.6%	9.7%	9.9%	10.1%
Distribution	3.3%	3.4%	3.4%	3.4%
General and administrative	5.0%	5.5%	5.5%	6.0%

Total selling, distribution, and administrative expenses	17.9%	18.6%	18.8%	19.5%

Restructuring and merger and integration costs	0.8%	0.4%	0.6%	0.4%
Other operating expense (income)	0.0%	0.1%	0.0%	(0.1%)

Operating income	10.2%	11.8%	10.5%	12.1%

Overall, gross profit increased $24.9 million in the second quarter of 2009 compared to the second quarter of 2008, despite higher raw material costs for soybean oil, peanuts, wheat, fruit and, to a lesser extent, other commodities. Price increases taken to date, along with the impact of recent acquisitions and plant operating efficiencies, have offset these higher raw material costs and have contributed to the gross profit increase. However, the Company’s hedging activities resulted in mark-to-market charges of approximately $24.4 million on nonqualifying commodity hedges primarily reflecting the sharp decline in soybean oil and wheat commodity markets during the quarter. As a result, gross margin declined from 30.9 percent to 28.9 percent.
Selling, distribution, and administrative (“SD&A”) expenses increased 15 percent for the second quarter of 2009 compared to 2008. Marketing investment increased by 26 percent in the second quarter of 2009 compared to 2008 primarily in support of the national roll-out of Crisco® olive oil. Distribution expenses increased in line with net sales growth over the same period. Most other SD&A expenses, particularly selling and corporate overhead, increased at a lesser rate than net sales resulting in an overall decrease in SD&A from 18.6 percent of net sales to 17.9 percent. This overall decrease in SD&A as a percent of net sales provided some offset to the decline in gross margin.
Operating income increased three percent compared to the second quarter of 2008 and decreased from 11.8 percent to 10.2 percent of net sales. Restructuring and merger and integration costs were $3.2 million higher in the second quarter of 2009 compared to 2008, reducing operating margin by 0.4 percentage points.
Year-to-date operating income increased $4.3 million, or three percent, from last year but decreased from 12.1 percent to 10.5 percent of net sales. Gross profit decreased from 31.9 percent of net sales to 29.9 percent due primarily to the impact of mark-to-market charges of approximately $24.2 million on nonqualifying commodity hedges. For the first six months of 2009, SD&A as a percentage of net sales decreased to 18.8 percent of net sales from 19.5 percent for the comparable period in 2008, primarily due to corporate overhead expenses increasing at a lesser rate than net sales.
Other
Interest income decreased $1.9 million and $4.1 million in the second quarter and first six months of 2009, respectively, compared to 2008, reflecting the use of cash during 2008 to fund acquisitions and the Company’s repurchase of treasury shares.
During the second quarter of 2009, the Company issued $400 million in Senior Notes with a weighted average interest rate of 6.6 percent. A portion of the proceeds from the Notes was used to fund the payment of the $5 per share one-time special dividend, totaling approximately $274 million, on October 31, 2008. There was essentially no impact on interest expense for the quarter since the financing closed on October 23, 2008.
Folgers Merger
On November 6, 2008, the Company completed the transaction with The Folgers Coffee Company (“Folgers”), a subsidiary of The Procter & Gamble Company (“P&G”). The value of the transaction was approximately $3.7 billion, including the issuance of Smucker common shares in connection with the merger and $350 million of Folgers debt. Under the terms of the transaction agreements, P&G distributed common shares of Folgers to P&G shareholders which were then automatically converted into the right to receive Smucker common shares in the merger. Immediately following the merger, P&G shareholders owned approximately 53.5 percent of the Company’s common shares and pre-merger Company shareholders owned approximately 46.5 percent of the Company’s common shares. Immediately after completion of the merger, the Company had approximately 118 million common shares outstanding. The Company expects to incur one-time costs related to the transaction over the next two fiscal years of approximately $100 million to $125 million, including amounts expected to be allocated to goodwill.
The merger will be accounted for as a purchase business combination. For accounting purposes, the Company will be treated as the acquiring entity.
Outlook
Results of Folgers will be included in the Company’s consolidated financial statements from November 6, 2008, the date of acquisition. As a result, the Company estimates net sales for 2009 will range from $3.8 billion to $4.0 billion. Interest expense in the second half of 2009 will increase as a result of the addition of $750 million to the Company’s overall debt as described above.

Relative to the Company’s base Smucker businesses excluding Folgers, cost increases of approximately $140 million for 2009 over 2008 levels are expected. While categories such as soybean oil and wheat have moderated from their recent high levels, they remain up over the same period last year. In addition, costs for certain raw materials, including peanuts, red raspberries, sweeteners and packaging, such as glass and steel cans, are all up for 2009 over 2008. The Company expects to realize some benefit from recent commodity cost declines in the last six months of 2009 while also addressing pricing in certain categories during the last four months of fiscal 2009. Marketing investment is expected to increase in the second half of 2009 compared to 2008 as the Company continues to support the national rollout of Crisco® olive oil.
Segment Results
U.S. Retail Market
U.S. retail market segment net sales for the second quarter of 2009 were $635.0 million, up 19 percent, compared to $535.2 million in the second quarter of 2008. While pricing accounted for the majority of the increase, volume was up three percent in tonnage and five percent in cases shipped for the period.
Net sales in the consumer strategic business area increased 16 percent for the second quarter of 2009, with Smucker’s® fruit spreads, toppings and Uncrustables® sandwiches, Jif® and Hungry Jack® all up. All major categories of the consumer business area were up in volume except for peanut butter which was equal to last year, despite ongoing competitive activity. Net sales in the consumer oils and baking strategic business area were up 21 percent primarily due to the effect of price increases taken over the course of 2008. Volume gains in baking mixes, frostings, shortening, canned milk, and retail oil also contributed to the increase in net sales. These increases more than offset volume declines in flour and industrial oils.
For the first six months of 2009, U.S. retail market segment net sales increased 16 percent compared to the first six months of 2008 with net sales up 14 percent in the consumer strategic business area, and up 19 percent in the consumer oils and baking strategic business area. Price increases taken over the course of 2008 were the primary contributor to the net sales increases with volume gains in most categories also contributing.
U.S. retail market segment profit increased one percent for the quarter and five percent for the first six months of 2009 compared to the same periods in 2008 reflecting a mark-to-market charge on nonqualified commodity hedges which primarily impacted the U.S. retail market segment. Excluding the impact of the mark-to-market charge, segment profit would have been comparable to the prior year.
Special Markets
Net sales for the second quarter of 2009 in the special markets segment increased 21 percent compared to the second quarter of 2008. Net sales in the Canada strategic business area were up 29 percent, with the impact of the Carnation® and Europe’s Best® acquisitions offsetting the impact of the weakening Canadian dollar. Pricing gains accounted for the remaining Canada net sales growth. The Company expects the negative impact of foreign exchange in the last half of 2009 to continue and reduce net sales during that time period by approximately $35 million as compared to the same period in 2008. Net sales increased 12 percent in the foodservice strategic business area, led by pricing gains. The Knott’s Berry Farm® brand acquisition also contributed to the foodservice increase. Net sales in the beverage and international strategic business areas were up 14 and 22 percent, respectively, primarily due to pricing. For the first six months of 2009, special market segment net sales increased 26 percent.
Special markets segment profit increased 27 percent for the quarter and 11 percent for the first six months of 2009 compared to the same periods in 2008 primarily resulting from the impact of acquisitions.

Financial Condition
Liquidity

	Six Months Ended October 31,
(Dollars in thousands)	2008	2007

Net cash provided by operating activities	$8,722	$39,312
Net cash used for investing activities	$102,713	$192,054
Net cash provided by financing activities	$89,669	$233,543

The Company’s principal source of funds is cash generated from operations, supplemented as needed by borrowings against the Company’s revolving credit facility. Total cash and cash equivalents at October 31, 2008, were $166.3 million compared to $171.5 million at April 30, 2008.
The Company’s working capital requirements are greatest during the first half of its fiscal year, primarily due to the need to build inventory levels in advance of the “fall bake” season, and the seasonal procurement of fruit and vegetables.
Cash provided by operating activities was approximately $8.7 million during the first six months of 2009. Cash provided by operating activities decreased $30.6 million in the first six months of 2009 compared to 2008, due to increased working capital needs, primarily inventory, resulting from increases in the Company’s cost for soybean oil, wheat, and fruit. The Company expects a decrease in inventory and accounts receivable balances related to its base business, excluding Folgers, during the third quarter of 2009 as fall bake is completed and cash collected. However, merger and integration expenses and working capital requirements for Folgers will require a significant use of cash during the last six months of 2009, reducing overall cash provided by operating activities.
Net cash used for investing activities was approximately $102.7 million in the first six months of 2009, compared to $192.1 million in the first six months of 2008, consisting of $56.1 million used for business acquisitions, primarily the Knott’s Berry Farm® brand, and capital expenditures of approximately $55.8 million. The Company expects capital expenditures of approximately $60 to $65 million in the second half of the year including amounts associated with Folgers, bringing the total for the year to approximately $115 to $120 million.
Cash provided by financing activities during the first six months of 2009 consisted primarily of the proceeds from the Company’s $400 million Senior Note placement. A portion of the proceeds was used to fund the payment of the $5 per share one-time special dividend, totaling approximately $274 million, on October 31, 2008. In addition, quarterly dividend payments of approximately $35.2 million were made in the first six months of 2009, resulting in total dividend payments of $309.2 million. At current quarterly dividend rates and considering the additional shares issued in connection with the Folgers merger, the Company expects dividend payments in the second half of 2009 of approximately $75 million.

Capital Resources
The following table presents the Company’s capital structure:

	October 31, 2008	April 30, 2008

Current portion of long-term debt	$75,000	$—
Long-term debt	1,113,205	789,684

Total debt	$1,188,205	$789,684
Shareholders’ equity	1,512,285	1,799,853

Total capital	$2,700,490	$2,589,537

In addition to borrowings outstanding, the Company has available a $180 million revolving credit facility with a group of three banks that expires in 2011.
Long-term debt at October 31, 2008, includes $400 million in Senior Notes with a weighted-average interest rate of 6.6 percent issued on October 23, 2008. Subsequent to the end of the quarter, the Company’s debt obligations increased by $350 million as a result of its guarantee of Folgers’ LIBOR-based variable rate note.
Absent any other material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations, and borrowings available under the revolving credit facility, will be sufficient to meet cash requirements for the next twelve months, including capital expenditures, the payment of quarterly dividends, and principle and interest on debt outstanding.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at October 31, 2008.

		Less	One to	Three to
		Than	Three	Five	More Than
(Dollars in millions)	Total	One Year	Years	Years	Five Years

Long-term debt obligations	$1,188.2	$75.0	$213.2	$—	$900.0
Operating lease obligations	30.5	2.0	7.5	7.1	13.9
Purchase obligations	596.9	344.3	242.7	3.3	6.6
Other long-term liabilities	283.5	—	—	—	283.5

Total	$2,099.1	$421.3	$463.4	$10.4	$1,204.0

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
Subsequent to the end of the quarter, the Company’s debt obligations increased by $350 million as a result of its guarantee of Folgers’ LIBOR-based variable rate note due November 7, 2009.
The Company expects cash provided by operations combined, as necessary, with borrowings under existing and anticipated credit facilities will be sufficient to repay long-term debt obligations over the next 18 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates, commodity prices, and foreign currency exchange rates. For further information related to changes in interest rates and foreign currency exchange rates, reference is made to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.
Commodity Price Risk. Raw materials and other commodities used by the Company are subject to price volatility caused by supply and demand conditions, political and economic variables, and other unpredictable factors. To manage the volatility related to anticipated commodity purchases, the Company uses futures and options with maturities generally less than one year. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in other comprehensive income to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately.
The following sensitivity analysis presents the Company’s potential loss of fair value resulting from a hypothetical 10 percent decrease in market prices.

(Dollars in thousands)	October 31, 2008	April 30, 2008

Raw material commodities:
High	$12,176	$13,229
Low	5,847	3,289
Average	9,011	8,474

Fair value was determined using quoted market prices and was based on the Company’s net derivative position by commodity at each quarter end during the fiscal year. The calculations are not intended to represent actual losses in fair value that the Company expects to incur. In practice, as markets move, the Company actively manages its risk and adjusts hedging strategies as appropriate. The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument; thus, the Company would expect that any gain or loss in fair value of its derivatives would generally be offset by an increase or decrease in the fair value of the underlying exposures.

Certain Forward-Looking Statements
This quarterly report contains forward-looking statements, such as projected operating results, earnings and cash flows, that are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from any future results, performance, or achievements expressed or implied by those forward-looking statements. The risks, uncertainties, factors and assumptions listed and discussed in this quarterly report, including the following important factors and assumptions, could affect the future results of the Company and could cause actual results to differ materially from those expressed in the forward-looking statements:
•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, peanuts, are procured and the related impact on costs;

•	the successful integration of the coffee business with the Company’s business, operations, and culture and the ability to realize synergies and other potential benefits of the merger within the time frames currently contemplated;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement price changes;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses, which include the coffee business;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the concentration of certain of the Company’s businesses, which include the coffee business, with key customers and the ability to manage and maintain key customer relationships;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	changes in consumer coffee preferences, and other factors affecting the coffee business, which will now represent a substantial portion of the Company’s business;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of the Company’s capital expenditures, restructuring, and merger and integration costs;

•	the outcome of current and future tax examinations and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption due to the global credit crisis;

•	other factors affecting share prices and capital markets generally; and

•	the other factors described under “Risk Factors” in registration statements filed by the Company with the Securities and Exchange Commission and in the other reports and statements filed by the Company with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and proxy materials.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this quarterly report. The Company does not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of October 31, 2008, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, should be carefully considered, together with the other information contained or incorporated by reference in the Quarterly Report on Form 10-Q including risks related to the current credit crisis described below and risks specific to the Company’s coffee business incorporated by reference to Exhibit 99 of this filing and in the Company’s other filings with the SEC in connection with evaluating the Company, its business and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.
•	The Company faces risks related to the current credit crisis.

Current uncertainty in global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact consumer and customer demand for some of the Company’s products, as well as the Company’s ability to manage normal commercial relationships with its customers, suppliers, and creditors. If the current situation deteriorates significantly, the Company’s business could be negatively impacted, including such areas as reduced demand for some of its products from a slow down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Maximum
Number (or
			Total Number	Approximate
			of Shares	Dollar Value)
			Purchased as	of Shares
			Part of	That May Yet
			Publicly	Be Purchased
	Total Number	Average Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs

August 1, 2008 – August 31, 2008	8,544	$56.10	—	3,744,222
September 1, 2008 – September 30, 2008	4,504	54.40	—	3,744,222
October 1, 2008 – October 31, 2008	—	—	—	3,744,222

Total	13,048	$55.51	—	3,744,222

Information set forth in the table above represents activity in the Company’s second fiscal quarter of 2009.
(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to 10 million common shares. Share repurchases will occur at management’s discretion with no established expiration date. The Company has repurchased a total of 6,255,778 common shares since November 2004 under the buyback program authorized by the Company’s Board of Directors. At October 31, 2008, 3,744,222 common shares remain available for repurchase under this program. Under the transaction agreement relating to the Folgers merger and related ancillary agreements, the Company may repurchase common shares only under specific conditions. As a result, the Company does not anticipate that it will repurchase shares for a period of at least two years following the closing of the merger on November 6, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of the Company was held on August 21, 2008. At the meeting, the names of Vincent C. Byrd, R. Douglas Cowan, and Elizabeth Valk Long were placed in nomination for the Board of Directors to serve three-year terms ending in 2011. All nominees were elected with the results as follows:

	Votes For	Votes Withheld	Broker Nonvotes

Vincent C. Byrd	46,541,567	2,262,626	—
R. Douglas Cowan	47,225,646	1,578,547	—
Elizabeth Valk Long	47,120,380	1,683,813	—

The shareholders also voted on the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2009 fiscal year. The measure was approved as follows:

	Votes For	Votes Against	Votes Withheld	Broker Nonvotes

Appointment of Ernst & Young LLP	47,156,840	1,524,732	122,621	—

A special meeting of the shareholders of the Company was held on October 16, 2008, to consider and vote upon the following proposals:
1)	A proposal relating to the issuance of common shares in a merger of The Folgers Coffee Company with a wholly-owned subsidiary of the Company and to authorize the transactions relating to the merger.

2)	Subject to approval of the first proposal, a proposal to approve the adoption of amended articles of incorporation of the Company in connection with the merger to change the date applicable to determining whether a share entitles the holder to one vote per share or 10 votes per share under the Company’s time phase voting rights to the closing date of the merger.

3)	A proposal to approve adjournments or postponements of the special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to approve the above proposals.
Giving effect to the 10 votes per share provisions stated in the Company’s Amended Articles of Incorporation, the proposals were approved as follows:

	Votes For	Votes Against	Votes Withheld	Broker Nonvotes

Approve the issuance of common shares	181,791,654	3,182,575	452,756	—
Adoption of amended articles of incorporation	153,485,320	31,002,548	938,769	348
Approve adjournments or postponements	165,123,899	19,454,473	848,265	348

In connection with the financing of the Folgers transaction, the Company solicited consents from the holders of the notes issued pursuant to the Note Purchase Agreements in order to amend the agreements to accommodate the financing of the transaction. The amendments were consented to as follows:

	Consents	Consents
	Given	Withheld	Abstentions

Fourth amendment to Note Purchase Agreement (dated as of June 16, 1999)	17	—	—

Fifth amendment to Note Purchase Agreement (dated as of June 16, 1999)	17	—	—

Fourth amendment to Note Purchase Agreement (dated as of August 23, 2000)	2	—	—

Fifth amendment to Note Purchase Agreement (dated as of August 23, 2000)	2	—	—

Second amendment to Note Purchase Agreement (dated as of May 27, 2004)	13	—	—

Third amendment to Note Purchase Agreement (dated as of May 27, 2004)	13	—	—

First amendment to Note Purchase Agreement (dated as of May 31, 2007)	39	—	1

Second amendment to Note Purchase Agreement (dated as of May 31, 2007)	38	—	2

First amendment to Note Purchase Agreement (dated as of October 23, 2008)	42	—	—

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 26 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 9, 2008	THE J. M. SMUCKER COMPANY

/s/ Timothy P. Smucker

BY TIMOTHY P. SMUCKER
Chairman of the Board and Co-Chief Executive Officer

/s/ Richard K. Smucker

BY RICHARD K. SMUCKER
Executive Chairman, President and Co-Chief Executive Officer

/s/ Mark R. Belgya

BY MARK R. BELGYA
Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Assigned
Exhibit No.
*	Description

3	Amended Articles of Incorporation of The J. M. Smucker Company (Commission File 001-5111).

10.1	Fourth amendment, dated October 23, 2008, to Note Purchase Agreements, each dated as of June 16, 1999 (Commission File 001-5111).

10.2+	Fifth amendment, dated November 6, 2008, to Note Purchase Agreements, each dated as of June 16, 1999 (Commission File 001-5111).

10.3	Fourth amendment, dated October 23, 2008, to Note Purchase Agreements, each dated as of August 23, 2000 (Commission File 001-5111).

10.4+	Fifth amendment, dated November 6, 2008, to Note Purchase Agreements, each dated as of August 23, 2000 (Commission File 001-5111).

10.5	Second amendment, dated October 23, 2008, to Note Purchase Agreements, each dated as of May 27, 2004 (Commission File 001-5111).

10.6+	Third amendment, dated November 6, 2008, to Note Purchase Agreements, each dated as of May 27, 2004 (Commission File 001-5111).

10.7	First amendment, dated October 23, 2008, to Note Purchase Agreements, each dated as of May 31, 2007 (Commission File 001-5111).

10.8+	Second amendment, dated November 6, 2008, to Note Purchase Agreements, each dated as of May 31, 2007 (Commission File 001-5111).

10.9+	Note Purchase Agreement, dated as of October 23, 2008, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto (Commission File 001-5111).

10.10+	First amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of October 23, 2008 (Commission File 001-5111).

10.11+	Credit Agreement, dated October 31, 2008, by and among The Folgers Coffee Company as Borrower, the lenders named therein, as lenders, Bank of Montreal as Administrative Agent, and Bank of America, N.A. as Syndication Agent (Commission File 001-5111).

10.12	Amendment No. 1, dated November 6, 2008, to Credit Agreement, dated as of October 31, 2008 (Commission File 001-5111).

10.13+	Guaranty, dated November 6, 2008, furnished by The J. M. Smucker Company and J.M. Smucker LLC for the benefit of the Guaranteed Parties defined therein (Commission File 001-5111).

10.14	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of June 16, 1999, as amended (Commission File 001-5111).

10.15	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of August 23, 2000, as amended (Commission File 001-5111).

10.16	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of May 27, 2004, as amended (Commission File 001-5111).

10.17	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of May 31, 2007, as amended (Commission File 001-5111).

10.18	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of October 23, 2008, as amended (Commission File 001-5111).

10.19+	Transition Services Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008 (Commission File 001-5111).

10.20	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and The J. M. Smucker Company, dated November 6, 2008 (Commission File 001-5111).

10.21+	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008 (Commission File 001-5111).

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.3	Certification of Mark R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99	Risk Factors Relating to the Coffee Business and the Coffee Industry.

*	Exhibits 2, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer. + Contains a list briefly identifying the contents of all omitted schedules and exhibits. The Company undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.