Form 10-Q
period 2009-01-31
SMUCKER J M CO
filed 2009-03-10
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act of 1934. Yes ☐ No ☑
The Company had 118,430,106 common shares outstanding on February 28, 2009.
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
SIGNATURES
INDEX OF EXHIBITS
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-31.3
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Net sales	$1,182,594	$665,373	$2,689,393	$1,934,776
Cost of products sold	781,553	469,658	1,837,154	1,334,589
Cost of products sold — restructuring	—	262	—	262

Gross Profit	401,041	195,453	852,239	599,925
Selling, distribution, and administrative expenses	211,633	121,384	491,856	367,957
Amortization	20,558	1,523	23,511	3,061
Merger and integration costs	32,809	2,900	42,419	5,884
Restructuring costs	257	705	903	1,606
Other operating expense (income) — net	325	303	(34)	(1,070)

Operating Income	135,459	68,638	293,584	222,487
Interest income	1,822	3,694	5,061	11,015
Interest expense	(21,959)	(10,725)	(44,017)	(31,735)
Other (expense) income — net	(966)	553	400	92

Income Before Income Taxes	114,356	62,160	255,028	201,859
Income taxes	36,415	19,759	83,343	68,531

Net Income	$77,941	$42,401	$171,685	$133,328

Earnings per common share:
Net Income	$0.68	$0.75	$2.31	$2.35

Net Income — Assuming Dilution	$0.68	$0.75	$2.30	$2.33

Dividends declared per common share	$0.32	$0.30	$5.96	$0.90

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2009	April 30, 2008
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$359,907	$171,541
Trade receivables, less allowances	259,107	162,426
Inventories:
Finished products	400,032	280,568
Raw materials	258,419	99,040

	658,451	379,608

Other current assets	66,832	62,632

Total Current Assets	1,344,297	776,207
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	51,019	45,461
Buildings and fixtures	265,416	202,564
Machinery and equipment	888,588	586,502
Construction in progress	59,964	39,516

	1,264,987	874,043
Accumulated depreciation	(423,386)	(377,747)

Total Property, Plant, and Equipment	841,601	496,296
OTHER NONCURRENT ASSETS
Goodwill	2,688,849	1,132,476
Other intangible assets, net	3,270,646	614,000
Other noncurrent assets	101,150	110,902

Total Other Noncurrent Assets	6,060,645	1,857,378

	$8,246,543	$3,129,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$176,399	$119,844
Note payable	350,000	—
Current portion of long-term debt	277,466	—
Other current liabilities	319,660	119,553

Total Current Liabilities	1,123,525	239,397
NONCURRENT LIABILITIES
Long-term debt	910,000	789,684
Deferred income taxes	1,176,563	175,950
Other noncurrent liabilities	121,515	124,997

Total Noncurrent Liabilities	2,208,078	1,090,631
SHAREHOLDERS’ EQUITY
Common shares	29,606	13,656
Additional capital	4,542,926	1,181,645
Retained income	371,618	567,419
Amount due from ESOP Trust	(4,830)	(5,479)
Accumulated other comprehensive (loss) income	(24,380)	42,612

Total Shareholders’ Equity	4,914,940	1,799,853

	$8,246,543	$3,129,881

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2009	2008
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$171,685	$133,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,016	43,528
Amortization	23,511	3,061
Asset impairments and other restructuring charges	—	262
Share-based compensation expense	12,836	8,692
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(73,294)	(6,205)
Inventories	(18,880)	(15,176)
Accounts payable and accrued items	93,705	25,096
Other adjustments	25,431	(11,344)

Net cash provided by operating activities	289,010	181,242

INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	(72,149)	(166,963)
Additions to property, plant, and equipment	(84,888)	(53,562)
Proceeds from sale of business	—	3,407
Purchases of marketable securities	—	(229,405)
Sales and maturities of marketable securities	1,308	256,861
Disposals of property, plant, and equipment	2,567	1,766
Other — net	6,877	(793)

Net cash used for investing activities	(146,285)	(188,689)

FINANCING ACTIVITIES
Proceeds from long-term debt	400,000	400,000
Repayments of long-term debt	—	(148,000)
Dividends paid	(347,023)	(51,478)
Purchase of treasury shares	(3,356)	(86,300)
Proceeds from stock option exercises	1,850	16,680
Other — net	(1,150)	2,009

Net cash provided by financing activities	50,321	132,911
Effect of exchange rate changes	(4,680)	4,901

Net increase in cash and cash equivalents	188,366	130,365
Cash and cash equivalents at beginning of period	171,541	199,541

Cash and cash equivalents at end of period	$359,907	$329,906

(     ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008. References to the Company in the financial statements include the accounts of wholly-owned subsidiaries and any majority-owned investment. Intercompany transactions and accounts are eliminated in consolidation.
Note B — Folgers Merger
On November 6, 2008, the Company merged The Folgers Coffee Company (“Folgers”), a subsidiary of The Procter & Gamble Company (“P&G”), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, P&G distributed the Folgers common shares to electing P&G shareholders in a tax-free transaction, which was immediately followed by the conversion of Folgers common stock into Company common shares. As a result of the merger, Folgers became a wholly-owned subsidiary of the Company. In the merger, P&G shareholders received approximately 63.2 million common shares of the Company valued at approximately $3,366.4 million based on the average closing price of the Company’s common shares for the period beginning two trading days before and concluding two trading days after the announcement of the transaction on June 4, 2008. After closing of the transaction on November 6, 2008, the Company had approximately 118 million common shares outstanding. As part of the transaction, the Company’s debt obligations increased by $350.0 million as a result of Folgers’ LIBOR-based variable rate note. In addition, on October 23, 2008, the Company issued $400 million in Senior Notes with a weighted-average interest rate of 6.6 percent. A portion of the proceeds was used to fund the payment of the $5 per share, one-time special dividend on the Company’s common shares, totaling approximately $274.0 million, on October 31, 2008.
The transaction with Folgers, the leading producer of retail packaged coffee products in the United States, is consistent with the Company’s strategy to own and market number one brands in North America. For accounting purposes, the Company is the acquiring enterprise. The merger was accounted for as a purchase business combination. Accordingly, the results of the Folgers business are included in the Company’s consolidated financial statements from the date of the merger. The aggregate purchase price was approximately $3,735.6 million, including $19.2 million of capitalized transaction related expenses. In addition, the Company incurred costs of $34.8 million in 2009 that were directly related to the merger and integration of Folgers. Due to the nature of these costs, they were expensed as incurred. Total transaction costs of $54.0 million incurred to date include approximately $3.8 million in noncash expense items.
The Company is in the process of allocating the purchase price to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the merger. The Company will determine the estimated fair values with the assistance of independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.

The initial estimated fair value of the net assets acquired consists of current assets of $310.3 million, property, plant, and equipment of $323.7 million, other intangible assets of $2,672.0 million, goodwill of $1,547.2 million, other assets of $5.0 million, current liabilities of $96.0 million and noncurrent liabilities, primarily deferred tax liabilities, of $1,026.6 million.
The preliminary purchase price allocation to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives (19 year average estimated useful life)	$1,379,000
Intangible assets with indefinite lives	1,293,000

Total intangible assets	$2,672,000

The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process, including the independent appraisal of the tangible and intangible assets acquired. The Company expects the allocation of the purchase price to be completed in the first half of fiscal 2010. Goodwill will be assigned to operating segments upon finalization of the allocation of the purchase price.
Had the merger occurred on May 1, 2007, unaudited, pro forma consolidated results would have been as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Net sales	$1,210,065	$1,144,393	$3,616,206	$3,254,829
Net income	$82,001	$72,948	$258,391	$260,137
Net income per common share- assuming dilution	$0.69	$0.61	$2.19	$2.16

The unaudited, pro forma consolidated results are based on the Company’s historical financial statements and those of the acquired businesses and do not necessarily indicate the results of operations that would have resulted had the merger been completed at the beginning of the applicable period presented, nor is it indicative of the results of operations in future periods.
Note C — Inventories
Inventories are stated at the lower of cost or market. The Company applies the last-in, first-out (“LIFO”) method of accounting to the majority of coffee inventories, accounting for approximately 34 percent of total inventory as of January 31, 2009. All other inventory is valued using the first-in, first-out (“FIFO”) method. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many external factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. As of January 31, 2009, coffee inventory valued using the LIFO method approximated its value using the FIFO method.
Note D — Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 and related interpretations provide guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 amends SFAS 157 to delay the effective date of the standard, as it relates to nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, (May 1, 2009, for the Company). SFAS 157 for financial assets and financial liabilities was effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 effective May 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.
SFAS 157 valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy:
Level 1 Inputs — Quoted prices for identical instruments in active markets.
Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs — Instruments with primarily unobservable value drivers.
The following table is a summary of the fair values of the Company’s financial assets (liabilities).

				Fair Value at	Fair Value at
				January 31,	April 30,
	Level 1	Level 2	Level 3	2009	2008

Marketable securities (A)	$—	$13,089	$—	$13,089	$16,043
Other investments and securities (B)	8,674	14,631	—	23,305	25,563
Derivatives (C)	(2,858)	—	—	(2,858)	1,269

Total	$5,816	$27,720	$—	$33,536	$42,875

(A)	The Company’s marketable securities consist entirely of mortgage-backed securities. The securities are broker-priced, and valued by a third party using an evaluated pricing methodology. An evaluated pricing methodology is a valuation technique which uses inputs that are derived principally from or corroborated by observable market data.

(B)	The Company maintains funds for the payment of benefits associated with nonqualified retirement plans. These funds consist of equity securities listed in active markets and municipal bonds. The municipal bonds are valued by a third party using an evaluated pricing methodology.

(C)	The Company’s derivatives are valued using quoted market prices.
Note E — Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. These incentives are administered through various plans, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, and stock options.
Compensation expense related to share-based awards was $6,801 and $2,719 for the three months ended January 31, 2009 and 2008, and $12,836 and $8,692 for the nine months ended January 31, 2009 and 2008, respectively. Of the total compensation expense for share-based awards recorded, $3,873 is included in merger and integration costs in the Condensed Statements of Consolidated Income for the three months and nine months ended January 31, 2009. The related tax benefit recognized on all share-based awards was $2,165 and $864 for the three months ended January 31, 2009 and 2008, and $4,178 and $2,951 for the nine months ended January 31, 2009 and 2008, respectively.

As of January 31, 2009, total compensation cost related to nonvested share-based awards not yet recognized was approximately $33,109. The weighted-average period over which this amount is expected to be recognized is approximately 2.7 years.
Note F — Restructuring
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
The Company expects to incur total restructuring costs of approximately $69 million related to these initiatives, of which $59.4 million has been incurred since the announcement of the initiatives in March 2003. The balance of the costs and remaining cash payments, estimated to be approximately $9.6 million and $1.6 million, respectively, are related to the Canadian restructuring and are anticipated to be incurred through 2009.
The following table summarizes the activity with respect to the restructuring and related asset impairment charges recorded and reserves established and the total amount expected to be incurred.

		Long-Lived
	Employee	Asset	Equipment
	Separation	Charges	Relocation	Other Costs	Total

Total expected restructuring charge	$16,900	$20,700	$6,900	$24,500	$69,000

Balance at May 1, 2007	$528	$—	$—	$—	$528
First quarter charge to expense	53	—	—	260	313
Second quarter charge to expense	—	—	—	588	588
Third quarter charge to expense	—	262	64	641	967
Fourth quarter charge to expense	—	1,248	48	1,583	2,879
Cash payments	(176)	—	(112)	(3,072)	(3,360)
Noncash utilization	—	(1,510)	—	—	(1,510)

Balance at April 30, 2008	$405	$—	$—	$—	$405
First quarter charge to expense	—	—	—	519	519
Second quarter charge to expense	—	—	—	127	127
Third quarter charge to expense	—	—	—	257	257
Cash payments	—	—	—	(903)	(903)

Balance at January 31, 2009	$405	$—	$—	$—	$405

Remaining expected restructuring charge	$400	$—	$—	$9,200	$9,600

Total restructuring charges were $257 and $967 for the three months ended January 31, 2009 and 2008, and $903 and $1,868 for the nine months ended January 31, 2009 and 2008, respectively. Expected employee separation costs are being recognized over the estimated future service period of the related employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
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
Note G — Common Shares
At January 31, 2009, 150,000,000 common shares were authorized. There were 118,425,290 and 54,622,612 shares outstanding at January 31, 2009 and April 30, 2008, respectively. Shares outstanding are shown net of 10,176,822 and 10,807,615 treasury shares at January 31, 2009 and April 30, 2008, respectively.
Note H — Reportable Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has three reportable segments: U.S. retail market, U.S. retail coffee market, and special markets. The U.S. retail market segment includes the consumer and consumer oils and baking strategic business areas. This segment primarily represents the domestic sales of Smucker’s®, Jif®, Crisco®, Pillsbury®, Eagle Brand®, Hungry Jack®, White Lily®, and Martha White® branded products to retail customers. The U.S. retail coffee market segment represents the domestic sale of Folgers®, Millstone®, and Dunkin’ Donuts® branded coffee to retail customers. The special markets segment is comprised of the international, foodservice, beverage, and Canada strategic business areas. Special markets segment products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), and health and natural foods stores and distributors.
The following table sets forth reportable segment information.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Net sales:
U.S. retail market	$549,258	$502,174	$1,656,387	$1,455,553
U.S. retail coffee market	442,933	—	442,933	—
Special markets	190,403	163,199	590,073	479,223

Total net sales	$1,182,594	$665,373	$2,689,393	$1,934,776

Segment profit:
U.S. retail market	$110,259	$79,379	$297,080	$256,544
U.S. retail coffee market	90,218	—	90,218	—
Special markets	26,982	25,206	74,171	67,630

Total segment profit	$227,459	$104,585	$461,469	$324,174

Interest income	1,822	3,694	5,061	11,015
Interest expense	(21,959)	(10,725)	(44,017)	(31,735)
Amortization	(20,558)	(1,523)	(23,511)	(3,061)
Share-based compensation expense	(2,928)	(2,719)	(8,963)	(8,692)
Restructuring costs	(257)	(967)	(903)	(1,868)
Merger and integration costs	(32,809)	(2,900)	(42,419)	(5,884)
Corporate administrative expenses	(33,667)	(27,929)	(90,295)	(83,309)
Other unallocated (expense) income	(2,747)	644	(1,394)	1,219

Income before income taxes	$114,356	$62,160	$255,028	$201,859

Note I — Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	January 31, 2009	April 30, 2008

6.77% Senior Notes due June 1, 2009	$75,000	$75,000
6.60% Senior Notes due November 13, 2009	202,466	204,684
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.12% Senior Notes due November 1, 2015	24,000	—
6.63% Senior Notes due November 1, 2018	376,000	—
5.55% Senior Notes due April 1, 2022	400,000	400,000

Total long-term debt	$1,187,466	$789,684
Current portion of long-term debt	277,466	—

Total long-term debt less current portion	$910,000	$789,684

On October 23, 2008, the Company issued $400 million in Senior Notes in two series with maturity dates of November 1, 2015 and November 1, 2018. A portion of the proceeds from the Notes was used to fund costs related to the Folgers merger and the payment of the $5 per share one-time special dividend, totaling approximately $274.0 million, on October 31, 2008.
In addition, as part of the merger on November 6, 2008, the Company’s debt obligations increased by $350.0 million as a result of Folgers’ term loan facility with two banks. Interest on the facility is based on prevailing federal funds rate, U.S. prime, or LIBOR, as determined by the Company, and is payable either on a quarterly basis, or at the end of a borrowing term. At January 31, 2009, the interest rate on the facility was 1.8 percent. This facility matures on November 9, 2009.
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

Note J — Earnings per Share
The following table sets forth the computation of earnings per common share and earnings per common share — assuming dilution.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Numerator:
Net income	$77,941	$42,401	$171,685	$133,328

Denominator:
Weighted-average shares	114,075,455	56,400,147	74,247,728	56,716,734
Effect of dilutive securities:
Stock options	65,011	167,425	117,350	250,285
Restricted stock	423,102	255,693	304,370	239,719

Weighted-average shares — assuming dilution	114,563,568	56,823,265	74,669,448	57,206,738

Net income per common share	$0.68	$0.75	$2.31	$2.35

Net income per common share — assuming dilution	$0.68	$0.75	$2.30	$2.33

Note K — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2009	2008	2009	2008

Service cost	$1,452	$1,739	$241	$323
Interest cost	6,420	6,538	623	634
Expected return on plan assets	(7,302)	(8,940)	—	—
Recognized net actuarial loss (gain)	327	254	(182)	(131)
Other	323	341	(122)	(113)

Net periodic benefit cost (credit)	$1,220	$(68)	$560	$713

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2009	2008	2009	2008

Service cost	$4,419	$5,335	$726	$1,028
Interest cost	19,875	19,421	1,919	1,892
Expected return on plan assets	(22,659)	(26,495)	—	—
Recognized net actuarial loss (gain)	1,029	760	(548)	(393)
Other	971	1,090	(366)	(331)

Net periodic benefit cost	$3,635	$111	$1,731	$2,196

Note L — Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Net income	$77,941	$42,401	$171,685	$133,328
Other comprehensive income:
Foreign currency translation adjustments	(3,741)	(14,915)	(51,854)	21,138
Unrealized (loss) gain on available-for-sale securities	(1,861)	(188)	(3,855)	20
Unrealized (loss) gain on cash flow hedging derivatives	(1,374)	3,719	(11,283)	6,561
Pension and other postretirement liabilities	—	(353)	—	3,431

Comprehensive income	$70,965	$30,664	$104,693	$164,478

Note M — Commitments and Contingencies
The Company, like other food manufacturers, is from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. The Company is not currently party to any pending proceedings which could reasonably be expected to have a material adverse effect on the Company.
Note N — Income Taxes
During the three months ended January 31, 2009, the Company’s unrecognized tax benefits decreased by $2,171 to $11,051, primarily as a result of state settlement negotiations and expiring statute of limitations periods. This decrease was reflected in the effective tax rate for the quarter. Of the remaining unrecognized tax benefits, $5,916 would affect the effective tax rate, if recognized. Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $2,164, primarily as a result of expiring statute of limitations periods.
Note O — Recently Issued Accounting Standards
Effective May 1, 2008, the Company adopted the financial statement presentation requirements of Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39-1, An Amendment to FASB Interpretation No. 39, (“FSP FIN 39-1”). Among other amendments, FSP FIN 39-1 requires the Company to make an accounting policy election to offset or not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value with the same counterparty under a master netting arrangement. The effects of FSP FIN 39-1 are to be applied retrospectively to all periods presented. The Company has elected to not offset fair value amounts recognized for derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $16,503 and $12,634 at January 31, 2009 and April 30, 2008, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets. Prior to adoption, the Company’s cash margin accounts were included in cash and cash equivalents in the Condensed Consolidated Balance Sheets as they were not considered material. The retrospective application of FSP FIN 39-1 had no impact on the Company’s financial position or results of operations for all periods presented and resulted in an increase of $2.8 million in cash provided by operating activities for the nine months ended January 31, 2008.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. SFAS 141R establishes principles and requirements for how the Company recognizes the assets acquired and liabilities assumed, recognizes the goodwill acquired, and determines what information to disclose to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, (May 1, 2009, for the Company).
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 seeks to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, (February 1, 2009, for the Company).
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
In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132R-1”). FSP FAS No. 132R-1 provides guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009, (April 30, 2010, for the Company).
The Company is currently assessing the impact, if any, on the consolidated financial statements of recently issued accounting standards that are not yet effective for the Company.
Note P — Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2009 and 2008, respectively. Results for the three-month and nine-month periods ended January 31, 2009, include the results of The Folgers Coffee Company (“Folgers”) since the completion of the merger on November 6, 2008.
This Company is the owner of all trademarks, except Pillsbury® is a trademark of The Pillsbury Company, used under license; and Dunkin’ Donuts® is a registered trademark of DD IP Holder LLC used under license.
Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
			Increase				Increase
	2009	2008	(Decrease)%		2009	2008	(Decrease)%
	(Dollars in millions)
Net sales	$1,182.6	$665.4	$517.2	78%	$2,689.4	$1,934.8	$754.6	39%
Less:
Acquisitions	(491.7)		(491.7)		(558.1)		(558.1)
Foreign exchange	16.0		16.0		19.0		19.0

Net sales without acquisitions and foreign exchange	$706.9	$665.4	$41.5	6%	$2,150.3	$1,934.8	$215.5	11%

Net sales were $1,182.6 million in the third quarter of 2009, an increase of $517.2 million or 78 percent, compared to the third quarter of 2008. Acquisitions contributed approximately $491.7 million of the increase, including $468.5 million from Folgers, while the foreign exchange impact, primarily due to the weakening Canadian dollar, reduced net sales by approximately $16.0 million. Excluding acquisitions and foreign exchange, net sales increased six percent reflecting a 13 percent net pricing gain which offset a seven percent volume and mix decline.
Over the last year, the Company has implemented price increases necessary to offset rising costs. While pricing was the main driver of the net sales growth, a number of categories experienced volume gains, including Pillsbury® baking mixes and frostings, Hungry Jack® pancakes and syrups, and canned milk, reflecting current back-to-home meal trends. Volume declines were concentrated in oils and flour, as anticipated, due to significant price increases taken over the prior year in these categories.
During January 2009, the U.S. Food and Drug Administration initiated a recall of another manufacturer’s foodservice peanut butter and ingredient peanut products. As a result, volume in the retail peanut butter category declined approximately 22 percent in January 2009. The Company’s products experienced a lesser decline and these category pressures are expected to continue through the fourth quarter.
Company net sales for the first nine months of 2009 were $2,689.4 million, an increase of 39 percent, compared to $1,934.8 million in the first nine months of 2008. Acquisitions contributed approximately $558.1 million of the net sales increase. Excluding acquisitions and foreign exchange, net sales increased 11 percent for the first nine months of 2009 compared to 2008 primarily reflecting the net pricing gains over the prior year.

Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008

Gross profit	33.9%	29.4%	31.7%	31.0%
Selling, distribution, and administrative expenses:
Marketing and selling	10.0%	9.4%	10.0%	9.8%
Distribution	3.6%	3.3%	3.5%	3.4%
General and administrative	4.3%	5.5%	4.8%	5.8%

Total selling, distribution, and administrative expenses	17.9%	18.2%	18.3%	19.0%

Amortization	1.7%	0.2%	0.9%	0.2%
Restructuring and merger and integration costs	2.8%	0.5%	1.6%	0.4%
Other operating expense (income)	0.0%	0.2%	0.0%	(0.1%)

Operating income	11.5%	10.3%	10.9%	11.5%

Overall, gross profit increased $205.6 million and improved from 29.4 percent to 33.9 percent of net sales in the third quarter of 2009 compared to 2008. The primary driver of the gross profit improvement was the addition of Folgers. The Company improved gross profit on its base business by approximately 17 percent, or 2.6 percentage points, despite higher costs on many key ingredients. Current pricing is more in line with these higher costs, contributing to the gross profit increase. In addition, lower costs have been realized on certain raw materials allowing the Company to continue to recover margin lost over the past few years while also returning some pricing to customers. Margin gains in oils, canned milk, and regional baking brands also contributed to the increased gross margin in the third quarter of 2009.
Selling, distribution, and administrative (“SD&A”) expenses increased $90.2 million, or 74 percent, for the third quarter of 2009 compared to 2008. An increase in marketing and distribution expenses, much of which was related to the addition of Folgers, accounted for approximately 70 percent of the SD&A increase. Most SD&A expenses, particularly selling and corporate overhead, increased at a lesser rate than net sales resulting in an overall decrease in SD&A from 18.2 percent of net sales to 17.9 percent, further contributing to the improvement in operating margin.
Amortization expense increased $19.0 million to 1.7 percent of net sales compared to 0.2 percent of net sales in the same period in 2008 reflecting the addition of intangible assets associated with the Folgers transaction. The valuation of these intangible assets is preliminary, and amortization expense in future periods may vary from the amounts recorded, depending on the final values.
Operating income increased 97 percent compared to the third quarter of 2008 and improved from 10.3 percent to 11.5 percent of net sales. Restructuring and merger and integration costs were $29.5 million higher in the third quarter of 2009 compared to 2008, as integration activities related to Folgers commenced, reducing operating margin by 2.3 percentage points.
Year-to-date operating income increased $71.1 million, or 32 percent, from last year but decreased from 11.5 percent to 10.9 percent of net sales. Gross profit improved from 31.0 percent of net sales to 31.7 percent due to the addition of Folgers. For the first nine months of 2009, SD&A as a percentage of net sales decreased to 18.3 percent of net sales from 19.0 percent for the comparable period in 2008, primarily due to corporate overhead expenses increasing at a lesser rate than net sales.

Other
During the third quarter, the Company’s debt obligations increased by Folgers’ $350 million of LIBOR-based variable rate debt. In addition, the Company issued $400 million in Senior Notes with a weighted-average interest rate of 6.6 percent during the second quarter. As a result, interest expense increased $11.2 million and $12.3 million during the third quarter and first nine months of 2009, respectively, compared to 2008.
Income tax expense increased $16.7 million, or 84 percent during the third quarter of 2009 compared to 2008, in line with the percentage increase in income before taxes as the effective tax rate was 31.8 percent, consistent in both periods. For the first nine months of 2009 income tax expense increased $14.8 million, or 22 percent, compared to 2008 while the effective tax rate decreased from 33.9 percent to 32.7 percent.
Folgers Merger
On November 6, 2008, the Company completed the transaction with Folgers, a subsidiary of The Procter & Gamble Company (“P&G”). The value of the transaction was approximately $3.7 billion, including the issuance of Smucker common shares in connection with the merger and $350 million of Folgers debt. Under the terms of the transaction agreements, P&G distributed common shares of Folgers to participating P&G shareholders which were then automatically converted into the right to receive Smucker common shares in the merger. Immediately following the merger, P&G shareholders and pre-merger Company shareholders owned approximately 53.5 percent and 46.5 percent, respectively, of the Company’s approximately 118 million common shares outstanding. The Company expects to incur one-time costs related to the transaction over the two fiscal years following the merger of approximately $100 million to $125 million, including certain amounts during the first year expected to be allocated to goodwill.
The merger was accounted for as a purchase business combination, with the Company treated as the acquiring entity.

Segment Results

	Three Months Ended January 31,			Nine Months Ended January 31,
			% Increase			% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Dollars in millions)
Net sales:
U.S. retail market	$549.3	$502.2	9%	$1,656.4	$1,455.6	14%
U.S. retail coffee market	$442.9	$—	n/a	$442.9	$—	n/a
Special markets	$190.4	$163.2	17%	$590.1	$479.2	23%

Segment profit:
U.S. retail market	$110.3	$79.4	39%	$297.1	$256.5	16%
% of net sales	20.1%	15.8%		17.9%	17.6%
U.S. retail coffee market	$90.2	$—	n/a	$90.2	$—	n/a
% of net sales	20.4%	n/a		20.4%	n/a
Special markets	$27.0	$25.2	7%	$74.2	$67.6	10%
% of net sales	14.2%	15.4%		12.6%	14.1%
With the addition of Folgers, the Company added the U.S. retail coffee market reportable segment representing the domestic sale of Folgers®, Millstone®, and Dunkin’ Donuts® branded coffee to retail customers. Coffee sales to other than domestic retail customers are included in the special markets segment.
U.S. Retail Market
U.S. retail market segment net sales for the quarter were up nine percent, with pricing accounting for the majority of the increase. Net sales in the consumer strategic business area increased nine percent, with gains in Smucker’s® fruit spreads, Jif® and Hungry Jack®. Acquisitions contributed approximately one-quarter of the consumer increase offsetting volume declines in fruit spreads and peanut butter of approximately three percent on a combined basis. Net sales in the consumer oils and baking strategic business area were also up nine percent, with increases in Pillsbury®, Crisco® and Eagle Brand® canned milk, primarily due to the effect of price increases. Volume gains were realized in baking mixes, frostings, and canned milk. While total volume in the business area was down 11 percent, much of the decline was expected and reflects the impact of last year’s price increases in oils and flour.
For the first nine months of 2009, U.S. retail market segment net sales increased 14 percent compared to the first nine months of 2008 with net sales up 12 percent in the consumer strategic business area, and up 15 percent in the consumer oils and baking strategic business area.
U.S. retail market segment profit increased 39 percent for the quarter, ahead of the increase in net sales, and 16 percent for the first nine months of 2009 compared to the same periods in 2008. Much of the gain for the quarter was in the oils and baking area with almost half of the segment profit increase attributable to improvements in the canned milk business. A better match of prices to costs this year compared to last year accounted for most of the remainder of the profit increase.
U.S. Retail Coffee Market
The U.S. retail coffee market contributed $442.9 million to net sales and $90.2 million in segment profit for the third quarter and first nine months of 2009. On a pro forma basis, net sales increased four percent for the quarter led by Dunkin’ Donuts®, while Folgers® and Millstone® were essentially flat. The increase in Dunkin’ Donuts® reflects the continued shares growth of the brand over the prior year.

Special Markets
Net sales in the third quarter for the special markets segment increased 17 percent. Canada strategic business area net sales were flat, as the impact of the Europe’s Best® acquisition and pricing gains were offset by unfavorable foreign exchange. Net sales increased in the foodservice business area by 64 percent, as the acquisition of Folgers added $25.6 million of the increase and the Knott’s Berry Farm® acquisition also contributed. The gains from acquisitions accounted for most of the increase, and more than offset declines in the portion control business resulting from a general decline in away-from-home dining. Net sales in the beverage business area were down seven percent reflecting the impact of softening consumer demand attributable to the current economic environment. For the first nine months of 2009, special markets segment net sales are up 23 percent, primarily due to acquisitions.
Special markets segment profit increased seven percent for the quarter and 10 percent for the first nine months of 2009 compared to the same periods in 2008, again resulting from the impact of recent acquisitions which offset the impact of higher costs, particularly in the Canada strategic business area.
Financial Condition
Liquidity

	Nine Months Ended January 31,
(Dollars in thousands)	2009	2008

Net cash provided by operating activities	$289,010	$181,242
Net cash used for investing activities	$(146,285)	$(188,689)
Net cash provided by financing activities	$50,321	$132,911

The Company’s principal source of funds is cash generated from operations, supplemented as needed by borrowings against the Company’s revolving credit facility. Total cash and cash equivalents at January 31, 2009, were $359.9 million compared to $171.5 million at April 30, 2008.
The Company’s working capital requirements are greatest during the first half of its fiscal year, primarily due to the need to build inventory levels in advance of the “fall bake” season, and the seasonal procurement of fruit and vegetables.
Cash provided by operating activities was approximately $280.3 million and $289.0 million during the three and nine-months ended January 31, 2009, respectively. Cash provided by operating activities increased $107.8 million in the first nine months of 2009 compared to 2008, as the impact of the Folgers business has added to net income adjusted for noncash items.
Net cash used for investing activities was approximately $146.3 million in the first nine months of 2009, compared to $188.7 million in the first nine months of 2008, consisting of $72.1 million used for business acquisitions, primarily the Knott’s Berry Farm® brand, and capital expenditures of approximately $84.9 million. The Company expects capital expenditures for fiscal 2009, including amounts associated with Folgers, to total approximately $115 to $120 million.
Cash provided by financing activities during the first nine months of 2009 consisted primarily of the proceeds from the Company’s $400 million Senior Note placement. A portion of the proceeds was used to fund the payment of the $5 per share one-time special dividend, totaling approximately $274.0 million, on October 31, 2008. In addition, quarterly dividend payments of approximately $73.0 million were made in the first nine months of 2009, resulting in total dividend payments of $347.0 million.

Capital Resources
The following table presents the Company’s capital structure:

	January 31, 2009	April 30, 2008

Note payable	$350,000	$—
Current portion of long-term debt	277,466	—
Long-term debt	910,000	789,684

Total debt	$1,537,466	$789,684
Shareholders’ equity	4,914,940	1,799,853

Total capital	$6,452,406	$2,589,537

In addition to borrowings outstanding, the Company has available a $180 million revolving credit facility with a group of three banks that expires in 2011.
Total debt at January 31, 2009, includes $400 million in Senior Notes with a weighted-average interest rate of 6.6 percent issued on October 23, 2008, and $350 million resulting from the Company’s guarantee of Folgers’ LIBOR-based variable rate note with an interest rate of 1.8 percent at January 31, 2009.
Approximately $625 million of debt will mature through November 2009. Absent any other material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations, borrowings available under existing and anticipated credit facilities, and potential future note placements will be sufficient to meet cash requirements for the next twelve months, including capital expenditures, the payment of quarterly dividends, and principle and interest on debt outstanding.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at January 31, 2009.

			One to	Three to
		Less Than	Three	Five	More Than
(Dollars in millions)	Total	One Year	Years	Years	Five Years

Debt obligations	$1,537.5	$627.5	$10.0	$—	$900.0
Operating lease obligations	34.8	1.5	10.3	8.4	14.6
Purchase obligations	564.3	219.7	334.4	3.7	6.5
Deferred income taxes	1,176.6	—	—	—	1,176.6
Other long-term liabilities	121.5	—	—	—	121.5

Total	$3,434.7	$848.7	$354.7	$12.1	$2,219.2

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

The Company expects cash provided by operations combined, as necessary, with borrowings under existing and anticipated credit facilities, and potential future note placements will be sufficient to repay debt obligations over the next year.
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

(Dollars in thousands)	January 31, 2009	April 30, 2008

Raw material commodities:
High	$12,582	$13,229
Low	2,874	3,289
Average	7,929	8,474

Fair value was determined using quoted market prices and was based on the Company’s net derivative position by commodity for the previous four quarters. The calculations are not intended to represent actual losses in fair value that the Company expects to incur. In practice, as markets move, the Company actively manages its risk and adjusts hedging strategies as appropriate. The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument; thus, the Company would expect that any gain or loss in fair value of its derivatives would generally be offset by an increase or decrease in the fair value of the underlying exposures.

Certain Forward-Looking Statements
This quarterly report contains forward-looking statements, such as projected operating results, earnings and cash flows, that are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from any future results, performance, or achievements expressed or implied by those forward-looking statements. The risks, uncertainties, factors and assumptions listed and discussed in this quarterly report, including the following important factors and assumptions, could affect the future results of the Company and could cause actual results to differ materially from those expressed in the forward-looking statements:
•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, and peanuts are procured and the related impact on costs;

•	the successful integration of the coffee business with the Company’s business, operations, and culture and the ability to realize synergies and other potential benefits of the merger within the time frames currently contemplated;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement price changes;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food safety concerns, involving either the Company or its competitors’ products;

•	the concentration of certain of the Company’s businesses with key customers and the ability to manage and maintain key customer relationships;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	changes in consumer coffee preferences, and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of the Company’s capital expenditures, restructuring, and merger and integration costs;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption due to the global recession and credit crisis;

•	other factors affecting share prices and capital markets generally; and

•	the other factors described under “Risk Factors” in registration statements filed by the Company with the Securities and Exchange Commission and in the other reports and statements filed by the Company with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and proxy materials.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this quarterly report. The Company does not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of January 31, 2009, (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Controls. In connection with the Folgers merger, the Company entered into a Transition Services Agreement (“TSA”) with P&G to facilitate the transition of Folgers to the Company. Under the TSA, P&G will provide, on a fee-for-service basis, specified services for a limited time following completion of the merger including, but not limited to: supply chain related activities, purchasing, data management, information technology services, and certain financial services and accounting. The Company has instituted internal controls related to information obtained under the TSA in order to provide reasonable assurance as to the reliability of information that is used in financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Other than described above, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, should be carefully considered, together with the other information contained or incorporated by reference in the Quarterly Report on Form 10-Q including risks described below and risks specific to the Company’s coffee business incorporated by reference to Exhibit 99 of the Company’s Periodic Report on Form 10-Q for the period ended October 31, 2008, and in the Company’s other filings with the SEC in connection with evaluating the Company, its business and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.
•	Consumers may shift purchases to lower-priced private label or other value offerings during economic downturns, which may adversely affect the Company’s results of operations.

During economic downturns, consumers may be less willing or able to pay a price differential for the Company’s branded products, and may increasingly purchase more lower-priced offerings and may forego some purchases altogether. The Company has experienced increased competitive pressure from private label products during recent periods. Retailers may also increase levels of promotional activity for lower-priced or value offerings as they seek to maintain sales volumes during times of economic uncertainty. Accordingly, economic downturns could reduce sales volumes of the Company’s branded products or lead to a shift in sales mix toward its lower margin offerings, which could have an adverse effect on its results of operations.

•	The Company’s peanut butter sales have been adversely affected by the recent recall of another manufacturer’s peanut products.

As noted in the Company’s Annual Report on Form 10-K, the food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. During January 2009, the U.S. Food and Drug Administration initiated a recall of another manufacturer’s food service peanut butter and ingredient peanut products. As a result, volume in the retail peanut butter category declined approximately 22 percent in January 2009. The Company’s products experienced a lesser decline and these category pressures are expect to continue through the fourth quarter.

•	Volatility in the equity markets or interest rates could substantially increase the Company’s pension costs and required pension contributions.

The Company sponsors qualified defined benefit pension plans and various other nonqualified postretirement plans. The qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase the Company’s future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase the Company’s net periodic pension costs and adversely affect its results of operations. A significant increase in the Company’s contribution requirements with respect to qualified defined benefit pension plans could have an adverse impact on its cash flow.

•	Disruptions in the financial markets may adversely affect the Company’s ability to access capital in the future.

The Company may need new or additional financing in the future to conduct its operations, expand its business or refinance existing indebtedness. Recent disruptions in global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely the Company’s ability to raise capital on favorable terms or at all. From time to time the Company has relied, and also may rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. The Company’s access to funds under its revolving credit facilities is dependent on the ability of the financial institutions that are parties to those facilities to meet their funding commitments. The obligations of the financial institutions under the Company’s revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failure of significant financial institutions could affect adversely the Company’s access to the liquidity needed for its businesses in the longer term. Such disruptions could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its business needs can be arranged. The disruptions in the capital and credit markets also have resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase the Company’s interest expense and capital costs and could affect adversely its results of operations and financial position.

•	If there is a significant interruption in the operation of any of the Company’s facilities, the Company may not have the capacity to service its customers in a timely manner, thereby reducing its revenues and earnings.

A significant interruption in the operation of any of the Company’s facilities, particularly the Folgers’ facilities in New Orleans where approximately 80 percent of Folgers’ production capacity is located, whether as a result of a natural disaster or other causes, could significantly impair the Company’s ability to operate its business. For example, in August 2005, Hurricane Katrina caused catastrophic damage to the New Orleans area. Following the hurricane, production at Folgers’ New Orleans facility was interrupted for approximately two months, resulting in a significant decline in Folgers’ revenues for the first half of fiscal 2006. A significant interruption in the operation of one of the Company’s facilities may affect its ability to service all of its customers, and business may be lost to its competitors, resulting in a material adverse effect to the Company’s revenues, earnings, and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Maximum
Number (or
			Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs

November 1, 2008 — November 30, 2008	—	$—	—	3,744,222
December 1, 2008 — December 31, 2008	1,420	38.79	—	3,744,222
January 1, 2009 — January 31, 2009	5,701	49.46	—	3,744,222

Total	7,121	$47.33	—	3,744,222

Information set forth in the table above represents activity in the Company’s third fiscal quarter of 2009.
(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to 10 million common shares. Share repurchases will occur at management’s discretion with no established expiration date. The Company has repurchased a total of 6,255,778 common shares since November 2004 under the buyback program authorized by the Company’s Board of Directors. At January 31, 2009, 3,744,222 common shares remain available for repurchase under this program. Under the transaction agreement relating to the Folgers merger and related ancillary agreements, the Company may repurchase common shares only under specific conditions. As a result, the Company does not anticipate that it will repurchase shares for a period of at least two years following the closing of the merger on November 6, 2008.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 27 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 10, 2009	THE J. M. SMUCKER COMPANY
/s/ Timothy P. Smucker
BY TIMOTHY P. SMUCKER
Chairman of the Board and Co-Chief Executive Officer

/s/ Richard K. Smucker
BY RICHARD K. SMUCKER
Executive Chairman and Co-Chief Executive Officer

/s/ Mark R. Belgya
BY MARK R. BELGYA
Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Assigned
Exhibit No.	Description
10.1	Top Management Supplemental Retirement Benefit Plan (Amended and Restated Effective January 1, 2007) *

10.2	Consulting and Noncompete Agreement of Timothy P. Smucker *

10.3	Consulting and Noncompete Agreement of Richard K. Smucker *

10.4	Voluntary Deferred Compensation Plan (Amended and Restated Effective January 1, 2005) *

10.5	Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007) *

10.6	Second Amendment to Defined Contribution Supplemental Retirement Plan *

31.1	Certification of Timothy P. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Richard K. Smucker pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.3	Certification of Mark R. Belgya pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
Exhibits 2, 11, 15, 18, 19, 22, 23, 24, and 99 are either inapplicable to the Company or require no answer.