Form 10-Q
period 2009-07-31
SMUCKER J M CO
filed 2009-09-08
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
Yes ☐ No ☑
The Company had 118,949,244 common shares outstanding on August, 31, 2009.
The Exhibit Index is located at Page No. 25.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended July 31,
	2009	2008
	(Dollars in thousands,
	except per share data)

Net sales	$1,051,526	$663,657
Cost of products sold	645,497	455,878

Gross Profit	406,029	207,779
Selling, distribution, and administrative expenses	201,177	130,413
Amortization	18,377	1,471
Merger and integration costs	16,476	3,400
Restructuring costs	—	519
Other operating expense — net	1,438	148

Operating Income	168,561	71,828
Interest income	1,371	1,338
Interest expense	(18,951)	(10,744)
Other income — net	253	1,025

Income Before Income Taxes	151,234	63,447
Income taxes	53,171	21,156

Net Income	$98,063	$42,291

Earnings per common share:
Net Income	$0.83	$0.77

Net Income — Assuming Dilution	$0.83	$0.77

Dividends declared per common share	$0.35	$0.32

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2009	April 30, 2009
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$289,772	$456,693
Trade receivables, less allowances	307,507	266,037
Inventories:
Finished products	497,619	409,592
Raw materials	289,223	194,334

	786,842	603,926
Other current assets	58,318	72,235

Total Current Assets	1,442,439	1,398,891
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	54,772	51,131
Buildings and fixtures	283,183	273,343
Machinery and equipment	921,689	901,614
Construction in progress	45,399	48,593

	1,305,043	1,274,681
Accumulated depreciation	(466,653)	(436,248)

Total Property, Plant, and Equipment	838,390	838,433
OTHER NONCURRENT ASSETS
Goodwill	2,802,806	2,791,391
Other intangible assets, net	3,088,440	3,098,976
Marketable securities	10,511	12,813
Other noncurrent assets	52,173	51,657

Total Other Noncurrent Assets	5,953,930	5,954,837

	$8,234,759	$8,192,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$196,129	$198,954
Note payable	350,000	350,000
Current portion of long-term debt	200,986	276,726
Other current liabilities	253,638	235,556

Total Current Liabilities	1,000,753	1,061,236
NONCURRENT LIABILITIES
Long-term debt	910,000	910,000
Deferred income taxes	1,149,669	1,145,808
Other noncurrent liabilities	140,007	135,186

Total Noncurrent Liabilities	2,199,676	2,190,994
SHAREHOLDERS’ EQUITY
Common shares	29,736	29,606
Additional capital	4,558,946	4,547,921
Retained income	481,013	424,504
Amount due from ESOP Trust	(4,069)	(4,830)
Accumulated other comprehensive loss	(31,296)	(57,270)

Total Shareholders’ Equity	5,034,330	4,939,931

	$8,234,759	$8,192,161

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2009	2008
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$98,063	$42,291
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	25,271	15,036
Amortization	18,377	1,471
Share-based compensation expense	6,412	2,799
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(38,672)	(20,757)
Inventories	(174,957)	(80,937)
Accounts payable and accrued items	16,453	73,901
Other adjustments	22,821	26,372

Net cash (used for) provided by operating activities	(26,232)	60,176

INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	—	(55,593)
Additions to property, plant, and equipment	(27,271)	(22,197)
Maturities of marketable securities	2,404	452
Disposals of property, plant, and equipment	384	1,072
Other — net	(160)	170

Net cash used for investing activities	(24,643)	(76,096)

FINANCING ACTIVITIES
Repayments of long-term debt	(75,000)	—
Dividends paid	(41,407)	(17,451)
Purchase of treasury shares	(4,873)	(3,356)
Proceeds from stock option exercises	1,202	633
Other — net	713	(311)

Net cash used for financing activities	(119,365)	(20,485)
Effect of exchange rate changes	3,319	(398)

Net decrease in cash and cash equivalents	(166,921)	(36,803)
Cash and cash equivalents at beginning of period	456,693	171,541

Cash and cash equivalents at end of period	$289,772	$134,738

(  )   Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.
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
The transaction with Folgers, the leading producer of retail packaged coffee products in the United States, is consistent with the Company’s strategy to own and market number one brands in North America. For accounting purposes, the Company is the acquiring enterprise. The merger was accounted for as a purchase business combination. Accordingly, the results of the Folgers business are included in the Company’s consolidated financial statements from the date of the merger. The aggregate purchase price was approximately $3,735.8 million, including $19.4 million of capitalized transaction related expenses. In addition, the Company incurred costs of $79.5 million to date, that were directly related to the merger and integration of Folgers. Due to the nature of these costs, they were expensed as incurred. Total transaction costs of $98.9 million incurred to date include approximately $9.9 million in noncash expense items.
The Folgers purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the merger. The Company determined the estimated fair values with the assistance of independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the transaction date.

Assets acquired:
Current assets	$300,588
Property, plant, and equipment	317,574
Intangible assets	2,515,000
Goodwill	1,642,744
Other noncurrent assets	4,278

Total assets acquired	$4,780,184

Liabilities assumed:
Current liabilities	$85,463
Deferred tax liabilities	955,217
Noncurrent liabilities	3,750

Total liabilities assumed	$1,044,430

Net assets acquired	$3,735,754

The Company has completed its valuation of Folgers’ property, plant, and equipment and intangible assets. However, the purchase price allocation is subject to final adjustment pending the completion of the Company’s analysis of certain acquired tax attributes and tax positions.
Had the merger occurred on May 1, 2008, unaudited, pro forma consolidated results would have been as follows:

Three Months Ended
July 31, 2008

Net sales	$1,054,505
Net income	69,034
Net income per common share — assuming dilution	0.59

The unaudited, pro forma consolidated results are based on the Company’s historical financial statements and those of the Folgers business and do not necessarily indicate the results of operations that would have resulted had the merger been completed at the beginning of the applicable period presented. The unaudited, pro forma consolidated results do not give effect to the synergies of the merger and are not indicative of the results of operations in future periods.
Note C — Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. These incentives are administered through various plans, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, and stock options.
Compensation expense related to share-based awards was $6,412 and $2,799 for the three months ended July 31, 2009 and 2008, respectively. Of the total compensation expense for share-based awards recorded, $1,859 is included in merger and integration costs in the Condensed Statements of Consolidated Income for the three months ended July 31, 2009. The related tax benefit recognized was $2,254 and $933 for the three months ended July 31, 2009 and 2008, respectively.
As of July 31, 2009, total compensation cost related to nonvested share-based awards not yet recognized was approximately $45,551. The weighted-average period over which this amount is expected to be recognized is approximately 3.2 years.

Note D — Common Shares
At July 31, 2009, 150,000,000 common shares were authorized. There were 118,943,477 and 118,422,123 shares outstanding at July 31, 2009 and April 30, 2009, respectively. Shares outstanding are shown net of 9,660,688 and 10,179,989 treasury shares at July 31, 2009 and April 30, 2009, respectively.
Note E — Reportable Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has four reportable segments: U.S. retail coffee market, U.S. retail consumer market, U.S. retail oils and baking market, and special markets. The U.S. retail coffee market segment represents the domestic sales of Folgers®, Dunkin’ Donuts®, and Millstone® branded coffee to retail customers; the U.S. retail consumer market segment primarily includes domestic sales of Smucker’s®, Jif®, and Hungry Jack® branded products; the U.S. retail oils and baking market segment includes domestic sales of Crisco®, Pillsbury®, Eagle Brand®, Martha White®, and White Lily® branded products; and the special markets segment is comprised of the Canada, foodservice, natural foods (formerly beverage), and international strategic business areas. Special markets segment products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (i.e., restaurants, schools and universities, health care operations), and health and natural foods stores and distributors.
The following table sets forth reportable segment information.

	Three Months Ended July 31,

	2009	2008

Net sales:
U.S. retail coffee market	$366,229	$—
U.S. retail consumer market	291,002	273,976
U.S. retail oils and baking market	194,416	198,165
Special markets	199,879	191,516

Total net sales	$1,051,526	$663,657

Segment profit:
U.S. retail coffee market	$127,311	$—
U.S. retail consumer market	66,979	59,795
U.S. retail oils and baking market	28,616	28,066
Special markets	28,219	20,738

Total segment profit	$251,125	$108,599

Interest income	1,371	1,338
Interest expense	(18,951)	(10,744)
Amortization	(18,377)	(1,471)
Share-based compensation expense	(4,553)	(2,799)
Restructuring costs	—	(519)
Merger and integration costs	(16,476)	(3,400)
Corporate administrative expenses	(39,801)	(28,892)
Other unallocated (expense) income	(3,104)	1,335

Income before income taxes	$151,234	$63,447

Note F — Debt and Financing Arrangements
Long-term debt consists of the following:

	July 31, 2009	April 30, 2009

6.77% Senior Notes due June 1, 2009	$—	$75,000
6.60% Senior Notes due November 13, 2009	200,986	201,726
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	376,000	376,000
5.55% Senior Notes due April 1, 2022	400,000	400,000

Total long-term debt	$1,110,986	$1,186,726
Current portion of long-term debt	200,986	276,726

Total long-term debt less current portion	$910,000	$910,000

All of the Company’s Senior Notes are unsecured and interest is paid annually on the 6.60 percent Senior Notes and semiannually on the other notes. Prepayments are required on the 5.55 percent Senior Notes, the first of which is $50.0 million on April 1, 2013. The 6.60 percent Senior Notes are guaranteed by Diageo plc, an unrelated third party. The guarantee may terminate, in limited circumstances, prior to the maturity of the notes.
The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth and debt to capitalization requirements. The Folgers’ $350 million term loan facility due on November 9, 2009, also contains leverage and interest coverage ratios. The Company is in compliance with all covenants.
Note G — Earnings per Share
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force
03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF
03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share.
Effective May 1, 2009, the Company adopted FSP EITF 03-6-1. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are participating securities, as described in EITF 03-6-1, requiring the two-class method of computing earnings per share. All presented prior period earnings per share data has been adjusted retrospectively for the three months ended July 31, 2008, resulting in a reduction of the Company’s net income per common share of $0.01 per share while net income per common share — assuming dilution remains unchanged. Additionally, the adoption of FSP EITF 03-6-1 resulted in a reduction of the Company’s net income per common share and net income per common share — assuming dilution for the year ended April 30, 2009, of $0.03 and $0.01 per share, respectively.

The following tables set forth the computation of earnings per common share and earnings per common share — assuming dilution in accordance with FSP EITF 03-6-1.

	Three Months Ended July 31,

	2009	2008

Computation of Basic Earnings Per Share:
Net income	$98,063	$42,291
Net income allocated to participating securities	820	307

Net income allocated to common stockholders	$97,243	$41,984

Weighted-average common shares outstanding — basic	117,654,929	54,282,700

Net income per common share — basic	$0.83	$0.77

	Three Months Ended July 31,

	2009	2008

Computation of Diluted Earnings Per Share:
Net income	$98,063	$42,291
Net income allocated to participating securities	820	306

Net income allocated to common stockholders	$97,243	$41,985

Weighted-average common shares outstanding — basic	117,654,929	54,282,700
Dilutive effect of stock options	81,591	142,428

Weighted-average common shares outstanding — assuming dilution	117,736,520	54,425,128

Net income per common share — assuming dilution	$0.83	$0.77

The following table reconciles the number of shares used in the basic and diluted earnings per share disclosures.

	Three Months Ended July 31,

	2009	2008

Numerator:
Net income	$98,063	$42,291

Denominator:
Weighted-average common shares outstanding	117,654,929	54,282,700
Weighted-average participating shares outstanding	1,009,724	403,546

Weighted-average shares outstanding — basic	118,664,653	54,686,246
Dilutive effect of stock options	81,591	142,428

Weighted-average shares outstanding — assuming dilution	118,746,244	54,828,674

Net income per common share — basic	$0.83	$0.77

Net income per common share — assuming dilution	$0.83	$0.77

Note H — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended July 31,

	Defined Benefit Pension Plans		Other Postretirement Benefits

	2009	2008	2009	2008

Service cost	$1,410	$1,492	$494	$243
Interest cost	6,097	6,813	643	655
Expected return on plan assets	(5,641)	(7,783)	—	—
Recognized net actuarial loss (gain)	1,547	358	(261)	(183)
Other	307	324	(122)	(122)

Net periodic benefit cost	$3,720	$1,204	$754	$593

Note I — Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended July 31,

	2009	2008

Net income	$98,063	$42,291
Other comprehensive income:
Foreign currency translation adjustments	25,751	(4,495)
Unrealized gain (loss) on available-for-sale securities	565	(1,139)
Unrealized loss on cash flow hedging derivatives	(244)	(9,398)
Income tax (expense) benefit	(98)	3,745

Comprehensive income	$124,037	$31,004

Note J — Commitments and Contingencies
The Company, like other food manufacturers, is from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. The Company is a defendant in a variety of legal proceedings, some of which involve claims for damages in unspecified amounts. The Company cannot predict with certainty the results of these proceedings or reasonably determine a range of potential loss. The Company’s policy is to accrue costs for contingent liabilities when such liabilities are probable and the amounts can be reasonably estimated. Based on information known to date, the Company does not believe the final outcome of these proceedings will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Note K — Derivative Financial Instruments
The Company is exposed to market risks, such as changes in foreign currency exchange rates and commodity pricing. To manage the volatility relating to these exposures, the Company enters into various derivative transactions. By policy, the Company historically has not entered into derivative financial instruments for trading purposes or for speculation.
Commodity Price Management. The Company enters into commodity futures and options contracts to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of green coffee, edible oils, flour, milk, and corn. The Company also enters into commodity futures and options to manage price risk for energy input costs, including natural gas and diesel fuel. The derivative instruments generally have maturities of less than one year. Certain of the derivative instruments associated with the Company’s U.S. retail oils and baking market and U.S. retail coffee market segments meet the hedge criteria according to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of other comprehensive income to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately.
In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is measured at inception and on a quarterly basis.
Foreign Currency Exchange Rate Hedging. The Company utilizes foreign currency forwards and options contracts to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials, finished goods, and fixed assets. The contracts generally have maturities of less than one year. At the inception of the contract, the derivative is evaluated and documented for SFAS 133 accounting treatment. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of other comprehensive income. These gains or losses are reclassified to earnings in the period the contract is executed. The ineffective portion of these contracts is immediately recognized in earnings. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold.
As of July 31, 2009, the Company had the following outstanding derivative contracts:

Gross Contract
Notional Amount

Commodity contracts	$254,000
Foreign currency exchange contracts	71,400

The following table sets forth the fair value of derivative instruments as recognized in the Condensed Consolidated Balance Sheet at July 31, 2009.

	Other	Other
	Current Assets	Current Liabilities

Derivatives designated as hedging instruments under SFAS 133:
Commodity contracts	$1,693	$332
Derivatives not designated as hedging instruments under SFAS 133:
Commodity contracts	$1,365	$4,043
Foreign currency exchange contracts	—	4,942

Total	$1,365	$8,985

Total derivatives	$3,058	$9,317

The Company has elected to not offset fair value amounts recognized for derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $16,034 and $16,619 at July 31, 2009 and April 30, 2009, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.

The following table presents information on gains recognized on derivatives in SFAS 133 cash flow hedging relationships, all of which hedge commodity price risk.

Three Months Ended
July 31, 2009

Gain recognized in other comprehensive income (effective portion)	$775
Gain reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	976
Gain recognized in cost of products sold (ineffective portion)	43

Included as a component in accumulated other comprehensive loss at July 31, 2009 and April 30, 2009, were deferred gains of $1,435 and $1,570, respectively. The related tax impact recognized in accumulated other comprehensive loss was $109 for the three months ended July 31, 2009. The entire amount of the deferred gain included in accumulated other comprehensive loss at July 31, 2009, is expected to be recognized in earnings within one year as the related commodity is utilized.
The following table presents the losses recognized in cost of products sold on derivatives not designated as hedging instruments under SFAS 133.

Three Months Ended
July 31, 2009

Commodity contracts	$604
Foreign currency exchange contracts	5,863

Total	$6,467

Note L — Other Financial Instruments and Fair Value Measurements
Financial instruments, other than derivatives, that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, marketable securities, and trade receivables. The Company’s marketable securities are in debt securities. Under the Company’s investment policy, it may invest in securities deemed to be investment grade at the time of purchase. Currently, these investments are defined as mortgage-backed obligations, corporate bonds, municipal bonds, federal agency notes, and commercial paper. However, in light of recent market conditions, the Company has limited recent investments primarily to high-quality money market funds. The Company determines the appropriate categorization of its debt securities at the time of purchase and reevaluates such designation at each balance sheet date. With respect to trade receivables, concentration of credit risk is limited due to the large number of customers. The Company does not require collateral from its customers.
The fair value of the Company’s financial instruments, other than certain of its fixed-rate long-term debt, approximates their carrying amounts. The following table provides information on the carrying amount and fair value of financial instruments, including derivative financial instruments.

	July 31, 2009		April 30, 2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Marketable securities	$10,511	$10,511	$12,813	$12,813
Other investments and securities	29,661	29,661	29,273	29,273
Derivative financial instruments net (liabilities) assets	(6,259)	(6,259)	24	24
Fixed rate long-term debt	1,110,986	1,391,261	1,186,726	1,234,728

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair value hierarchy consists of three levels to prioritize the inputs used in valuations, as defined below:
Level 1 Inputs — Quoted prices for identical instruments in active markets.
Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs — Instruments with primarily unobservable value drivers.
The following table is a summary of the fair values of the Company’s financial assets (liabilities).

				Fair Value at	Fair Value at
	Level 1	Level 2	Level 3	July 31, 2009	April 30, 2009

Marketable securities (A)	$—	$10,511	$—	$10,511	$12,813
Other investments and securities (B)	8,916	20,745	—	29,661	29,273
Derivatives financial instruments (C)	(6,259)	—	—	(6,259)	24

Total	$2,657	$31,256	$—	$33,913	$42,110

(A)	The Company’s marketable securities consist entirely of mortgage-backed securities. The securities are broker-priced, and valued by a third party using an evaluated pricing methodology. An evaluated pricing methodology is a valuation technique which uses inputs that are derived principally from or corroborated by observable market data.

(B)	The Company maintains funds for the payment of benefits associated with nonqualified retirement plans. These funds consist of equity securities listed in active markets and municipal bonds. The municipal bonds are valued by a third party using an evaluated pricing methodology.

(C)	The Company’s derivatives are valued using quoted market prices. For additional information, see Note K — Derivative Financial Instruments.
Note M — Income Taxes
During the three months ended July 31, 2009, the Company’s effective tax rate increased to 35.2 percent as compared to 33.3 percent in the three months ended July 31, 2008, reflecting the higher effective tax rate associated with the Folgers business and the net favorable settlement of uncertain tax positions in the three months ended July 31, 2008, as compared to the three months ended July 31, 2009. At July 31, 2009, the income tax rate varies from the U.S. statutory income tax rate primarily due to state income taxes partially offset by the domestic manufacturing deduction.
Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $4,892, primarily as a result of expiring statute of limitations periods.

Note N — Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. SFAS 141R establishes principles and requirements for how the Company recognizes the assets acquired and liabilities assumed, recognizes the goodwill acquired, and determines what information to disclose to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for any future business combinations made by the Company after May 1, 2009.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 provides guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective April 30, 2010, for the Company.
The Company is currently assessing the impact, if any, on the consolidated financial statements of recently issued accounting standards that are not yet effective for the Company.
Note O — Subsequent Events
The Company evaluated subsequent events through the date of filing on September 8, 2009, and is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q that would have a material impact on the condensed consolidated financial statements.
Note P — Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2009 and 2008. Results for the three-month period ended July 31, 2009, include the results of The Folgers Coffee Company (“Folgers”) since the completion of the merger on November 6, 2008.
The Company is the owner of all trademarks, except Pillsbury® is a trademark of The Pillsbury Company, used under license; and Dunkin’ Donuts® is a registered trademark of DD IP Holder LLC used under license.
Net Sales

	Three Months Ended July 31,
			Increase
	2009	2008	(Decrease)%
		(Dollars in millions)

Net sales	$1,051.5	$663.7	$387.8	58%
Adjust for noncomparable items:
Acquisitions:
Folgers	$(399.1)	$—	$(399.1)
Other	(1.9)	—	(1.9)

	$(401.0)	$—	$(401.0)
Foreign currency exchange	9.0	—	9.0

Net sales without acquisitions and foreign currency exchange	$659.5	$663.7	$(4.2)	(1%)

Net sales were $1,051.5 million in the first quarter of 2010, an increase of $387.8 million, or 58 percent, compared to the first quarter of 2009. Acquisitions contributed approximately $401.0 million of the increase, including $399.1 million from Folgers, while the foreign exchange impact, primarily due to the weaker Canadian dollar in the first quarter of 2010 compared to the first quarter of 2009, reduced net sales by approximately $9.0 million.
Excluding acquisitions and foreign exchange, net sales decreased one percent. Volume gains of eight percent across the U.S. retail consumer and U.S. retail oils and baking segments led by Pillsbury® flour, baking mixes, and frostings, Crisco® oils, Jif® peanut butter, and Smucker’s® fruit spreads were partially offset by decreases in special markets, resulting in an overall volume increase of two percent. Volume gains were more than offset by price declines taken in calendar 2009, primarily in the U.S. retail oils and baking segment and higher promotional spending in certain categories, primarily oils.

Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2009	2008

Gross profit	38.6%	31.3%
Selling, distribution, and administrative expenses:
Marketing and selling	10.0%	10.2%
Distribution	3.5%	3.5%
General and administrative	5.6%	6.0%

Total selling, distribution, and administrative expenses	19.1%	19.7%

Amortization	1.7%	0.2%
Restructuring and merger and integration costs	1.6%	0.6%
Other operating expense — net	0.2%	0.0%

Operating income	16.0%	10.8%

Overall, gross profit increased $198.3 million in the first quarter of 2010 compared to 2009 with Folgers contributing over 95 percent of the increase. As a result, gross margin improved from 31.3 percent in the first quarter of 2009, to 38.6 percent in 2010. Folgers’ gross margin was favorably impacted by its strong sales volume, favorable green coffee market conditions, product sales mix, and volume related operating efficiencies. Gross profit on the Company’s base business increased approximately four percent, and improved gross margin by 1.7 percentage points primarily due to lower commodity costs, including diesel.
Selling, distribution, and administrative (“SD&A”) expenses increased 54 percent for the first quarter of 2010, compared to 2009, with the addition of Folgers accounting for the majority of the increase. As a percentage of net sales, SD&A decreased from 19.7 percent in the first quarter of 2009 to 19.1 percent in 2010. Consistent with the Company’s strategy of long-term investment in its brands, marketing expense increased approximately 65 percent during the first quarter of 2010, compared to 2009, in support of the Company’s brand equity initiatives, including new advertising. However, total marketing and selling expenses decreased as a percent of net sales, along with corporate administrative expenses, reflecting the efficiencies realized upon integration of Folgers.
Amortization expense, a noncash item, increased $16.9 million to 1.7 percent of net sales in the first quarter of 2010, compared to 0.2 percent of net sales in the same period in 2009, reflecting the addition of intangible assets associated with the Folgers transaction.
Operating income more than doubled compared to the first quarter of 2009, and improved from 10.8 percent to 16.0 percent of net sales. Merger and integration costs were $13.1 million higher in the first quarter of 2010 compared to 2009, reducing operating margin by 1.6 percentage points, as integration activities related to Folgers continued.
Other
Interest expense increased $8.2 million during the first quarter of 2010, compared to 2009, as a result of an increase in 2009 in the Company’s debt obligations associated with the Folgers transaction, offset slightly by the retirement of $75.0 million in debt on June 1, 2009.
Income tax expense increased $32.0 million during the first quarter of 2010 compared to 2009 reflecting the increase in income before income tax. The effective tax rate increased to 35.2 percent in the first quarter of 2010 compared to 33.3 percent in 2009, reflecting the higher effective tax rate associated with the Folgers business and the net favorable settlement of uncertain tax positions in 2009 as compared to 2010.

Segment Results

	Three Months Ended July 31,
			%
			Increase
	2009	2008	(Decrease)
		(Dollars in millions)

Net sales:
U.S. retail coffee market	$366.2	$—	n/a
U.S. retail consumer market	291.0	274.0	6%
U.S. retail oils and baking market	194.4	198.2	(2%)
Special markets	199.9	191.5	4%

Segment profit:
U.S. retail coffee market	$127.3	$—	n/a
U.S. retail consumer market	67.0	59.8	12%
U.S. retail oils and baking market	28.6	28.1	2%
Special markets	28.2	20.7	36%

Segment profit margin:
U.S. retail coffee market	34.8%	n/a
U.S. retail consumer market	23.0%	21.8%
U.S. retail oils and baking market	14.7%	14.2%
Special markets	14.1%	10.8%

U.S. Retail Coffee Market
The U.S. retail coffee market segment contributed $366.2 million to net sales in the first quarter of 2010. Compared to the same three-month period last year, prior to the transaction, net sales increased as volume gains of approximately nine percent more than offset total price declines of approximately seven percent, taken in October and December 2008. The continued expansion of the Dunkin’ Donuts® brand in the gourmet category and strong growth in traditional roast and ground led to the growth compared to last year.
The U.S. retail coffee market segment added $127.3 million in segment profit for the first quarter of 2010, representing a 34.8 percent segment profit margin. Margins in the coffee segment were above expected long-term levels due to favorable commodity costs and volume related operating efficiencies.
U.S. Retail Consumer Market
U.S. retail consumer market segment net sales for the first quarter of 2010 were up six percent compared to the first quarter of 2009, primarily due to a seven percent volume gain led by Jif® peanut butter, Smucker’s® fruit spreads, and Hungry Jack® pancakes and syrups offset slightly by mix. Sales of Smucker’s Uncrustables® sandwiches were down approximately seven percent for the quarter ended July 31, 2009, compared to 2008.
U.S. retail consumer market segment profit increased 12 percent for the first quarter of 2010 compared to the same period in 2009, mainly due to sales growth, product mix, and supply chain efficiencies. Segment profit margin for the quarter improved from 21.8 percent of net sales in the first quarter of 2009 to 23.0 percent in 2010.

U.S. Retail Oils and Baking Market
Net sales in the U.S. retail oils and baking market segment were down two percent for the first quarter of 2010 compared to 2009, reflecting the impact of higher promotional spending on Crisco® oil and price declines averaging 13 percent in January 2009 on shortening, oils and flour, and price declines of approximately seven percent in June 2009 on canned milk. Total volume in the U.S. retail oils and baking market was up eight percent, with double-digit gains in Crisco® oils and Pillsbury® flour, baking mixes, and frostings, offsetting declines in canned milk.
U.S. retail oils and baking market segment profit increased two percent for the first quarter of 2010, compared to the same period in 2009. Segment profit margin improved to 14.7 percent of net sales for the first quarter of 2010 from 14.2 percent in 2009, due to lower commodity costs and supply chain efficiencies, which more than offset substantially higher marketing investments primarily in support of Crisco® olive oil and the Pillsbury® brand.
Special Markets
Special markets segment net sales in the first quarter of 2010 increased four percent compared to 2009. The acquisition of Folgers added $32.9 million to special markets net sales, more than offsetting a nine percent volume decline and the impact of foreign exchange. Volume declines in foodservice and natural foods were due to the current economic environment while the business in Canada continues to be impacted by the growth in private label brands.
Special markets segment profit increased 36 percent for the first quarter of 2010 compared to 2009, with the addition of Folgers and lower commodity costs. Profit margin for the quarter improved from 10.8 percent in the first quarter of 2009 to 14.1 percent in 2010.
Financial Condition — Liquidity and Capital Resources
Liquidity

	Three Months Ended July 31,
(Dollars in thousands)	2009	2008

Net cash (used for) provided by operating activities	$(26,232)	$60,176
Net cash used for investing activities	(24,643)	(76,096)
Net cash used for financing activities	(119,365)	(20,485)

On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facility. Total cash and cash equivalents at July 31, 2009, were $289.8 million compared to $456.7 million at April 30, 2009.
Cash used by operating activities was approximately $26.2 million during the first quarter of 2010, compared to cash provided of $60.2 million in 2009. The Company expected a significant use of cash in the first quarter of 2010 for seasonal fruit and vegetable procurement, the buildup of inventories to support the upcoming Fall Bake and Holiday period, and the additional buildup of coffee inventory in advance of the Atlantic hurricane season. Approximately one-half of the cash used to build inventory levels is attributable to coffee inventories. The Company expects significant cash to be provided by operations in the second half of 2010 upon completion of its key promotional periods.
Net cash used for investing activities was approximately $24.6 million in the first quarter of 2010, consisting primarily of capital expenditures, compared to cash used for investing of approximately $76.1 million in 2009 that included the use of approximately $55.6 million for the acquisition of the Knott’s Berry Farm® business.
Cash used for financing activities during the first quarter of 2010 consisted primarily of dividend payments of $41.4 million and the repayment of $75.0 million of long-term debt.

Capital Resources
The following table presents the Company’s capital structure:

	July 31, 2009	April 30, 2009
	(Dollars in thousands)

Note payable	$350,000	$350,000
Current portion of long-term debt	200,986	276,726
Long-term debt	910,000	910,000

Total debt	$1,460,986	$1,536,726
Shareholders’ equity	5,034,330	4,939,931

Total capital	$6,495,316	$6,476,657

In June 2009, the Company repaid $75.0 million of long-term debt and has approximately $550 million of debt repayments due in November 2009.
In addition to borrowings outstanding, the Company has available a $180.0 million revolving credit facility with a group of three banks that expires in 2011. The Company has negotiated terms and conditions and secured signed commitment letters for a new $400.0 million three-year revolver, which will supplement the existing facility. The Company expects to close the financing during the second quarter of 2010, prior to the debt repayments due in November 2009.
Absent any other material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under existing and anticipated credit facilities will be sufficient to meet cash requirements for the next twelve months, including capital expenditures, the payment of quarterly dividends, and principal and interest on debt outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at July 31, 2009, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated since it is at a fixed rate until maturity. Based on the Company’s overall interest rate exposure as of and during the three-month period ended July 31, 2009, including derivative and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. Interest rate risk can also be measured by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on a hypothetical, immediate one-percentage point decrease in interest rates at July 31, 2009, the fair value of the Company’s long-term debt would increase by approximately $67.1 million.
Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2009, are not expected to result in a significant impact on future earnings or cash flows.
Revenues from customers outside the U.S. represented nine percent of net sales during the three-month period ended July 31, 2009. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.
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
The following sensitivity analysis presents the Company’s potential loss of fair value resulting from a hypothetical 10 percent change in market prices.

(Dollars in thousands)	July 31, 2009	April 30, 2009

Raw material commodities:
High	$17,717	$16,374
Low	3,718	3,949
Average	10,524	9,785

Fair value was determined using quoted market prices and was based on the Company’s net derivative position by commodity for the previous four quarters. The calculations are not intended to represent actual losses in fair value that the Company expects to incur. In practice, as markets move, the Company actively manages its risk and adjusts hedging strategies as appropriate. The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument; thus, the Company would expect that any gain or loss in the fair value of its derivatives would generally be offset by an increase or decrease in the fair value of the underlying exposures.

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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as well as the following:
•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, and peanuts are procured and the related impact on costs;
•	risks associated with hedging and derivative strategies employed by the Company to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact the Company’s liquidity;
•	the successful completion of the integration of the coffee business with the Company’s business, operations, and culture and the ability to realize synergies and other potential benefits of the merger within the time frames currently contemplated;
•	crude oil price trends and their impact on transportation, energy, and packaging costs;
•	the ability to successfully implement price changes;
•	the success and cost of introducing new products and the competitive response;
•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;
•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;
•	the impact of food safety concerns involving either the Company or its competitors’ products;
•	the concentration of certain of the Company’s businesses with key customers and suppliers and the ability to manage and maintain key relationships;
•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;
•	changes in consumer coffee preferences, and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;
•	the ability of the Company to obtain any required financing;
•	the timing and amount of the Company’s capital expenditures and merger and integration costs;
•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;
•	the outcome of current and future tax examinations, changes in tax laws and other tax matters, and their related impact on the Company’s tax positions;
•	foreign currency and interest rate fluctuations;
•	political or economic disruption due to the global recession and credit crisis;
•	other factors affecting share prices and capital markets generally; and
•	the other factors described under “Risk Factors” in registration statements filed by the Company with the Securities and Exchange Commission and in the other reports and statements filed by the Company with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and proxy materials.

Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this quarterly report. The Company does not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of July 31, 2009 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009, should be carefully considered, together with the other information contained or incorporated by reference in the Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC in connection with evaluating the Company, its business, and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share	Programs	Plans or Programs

May 1, 2009 — May 31, 2009	453	$38.79	—	3,744,222
June 1, 2009 — June 30, 2009	87,854	45.57	—	3,744,222
July 1, 2009 — July 31, 2009	21,660	41.00	—	3,744,222

Total	109,967	$44.64	—	3,744,222

Information set forth in the table above represents activity in the Company’s first fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to 10 million common shares. Share repurchases will occur at management’s discretion with no established expiration date. The Company has repurchased a total of 6,255,778 common shares since November 2004 under the buyback program authorized by the Company’s Board of Directors. At July 31, 2009, 3,744,222 common shares remain available for repurchase under this program. Under the transaction agreement relating to the Folgers transaction and related ancillary agreements, the Company may repurchase common shares only under specific conditions. As a result, the Company does not anticipate that it will repurchase shares for a period of at least two years following the closing of the merger on November 6, 2008.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 25 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 8, 2009	THE J. M. SMUCKER COMPANY
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