Form 10-Q
period 2009-10-31
SMUCKER J M CO
filed 2009-12-08
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
   Yes ☐ No ☑
The Company had 119,026,878 common shares outstanding on November 30, 2009.
The Exhibit Index is located at Page No. 28.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Net sales	$1,278,745	$843,142	$2,330,271	$1,506,799
Cost of products sold	786,495	599,723	1,431,992	1,055,601

Gross Profit	492,250	243,419	898,279	451,198
Selling, distribution, and administrative expenses	232,985	149,810	434,162	280,223
Amortization	18,312	1,482	36,689	2,953
Merger and integration costs	8,148	6,210	24,624	9,610
Restructuring costs	—	127	—	646
Other operating expense (income) — net	1,841	(507)	3,279	(359)

Operating Income	230,964	86,297	399,525	158,125
Interest income	686	1,901	2,057	3,239
Interest expense	(17,473)	(11,314)	(36,424)	(22,058)
Other income — net	825	341	1,078	1,366

Income Before Income Taxes	215,002	77,225	366,236	140,672
Income taxes	75,012	25,772	128,183	46,928

Net Income	$139,990	$51,453	$238,053	$93,744

Earnings per common share:
Net Income	$1.18	$0.94	$2.00	$1.71

Net Income — Assuming Dilution	$1.18	$0.94	$2.00	$1.71

Dividends declared per common share	$0.35	$5.32	$0.70	$5.64

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2009	April 30, 2009
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$409,708	$456,693
Trade receivables, less allowances	411,239	266,037
Inventories:
Finished products	505,356	409,592
Raw materials	256,684	194,334

	762,040	603,926
Other current assets	48,351	72,235

Total Current Assets	1,631,338	1,398,891
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	58,547	51,131
Buildings and fixtures	292,010	273,343
Machinery and equipment	939,654	901,614
Construction in progress	71,295	48,593

	1,361,506	1,274,681
Accumulated depreciation	(488,420)	(436,248)

Total Property, Plant, and Equipment	873,086	838,433
OTHER NONCURRENT ASSETS
Goodwill	2,802,827	2,791,391
Other intangible assets, net	3,069,986	3,098,976
Marketable securities	—	12,813
Other noncurrent assets	61,177	51,657

Total Other Noncurrent Assets	5,933,990	5,954,837

	$8,438,414	$8,192,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$200,094	$198,954
Accrued trade marketing and merchandising	144,996	54,281
Note payable	350,000	350,000
Current portion of long-term debt	210,247	276,726
Other current liabilities	201,765	181,275

Total Current Liabilities	1,107,102	1,061,236
NONCURRENT LIABILITIES
Long-term debt	900,000	910,000
Deferred income taxes	1,150,228	1,145,808
Other noncurrent liabilities	145,730	135,186

Total Noncurrent Liabilities	2,195,958	2,190,994
SHAREHOLDERS’ EQUITY
Common shares	29,744	29,606
Additional capital	4,562,732	4,547,921
Retained income	579,325	424,504
Amount due from ESOP Trust	(4,069)	(4,830)
Accumulated other comprehensive loss	(32,378)	(57,270)

Total Shareholders’ Equity	5,135,354	4,939,931

	$8,438,414	$8,192,161

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2009	2008
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$238,053	$93,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,148	30,043
Amortization	36,689	2,953
Share-based compensation expense	13,098	6,035
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(142,686)	(111,932)
Inventories	(150,828)	(123,134)
Accounts payable and accrued items	91,112	108,759
Other adjustments	49,605	2,254

Net cash provided by operating activities	186,191	8,722

INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	—	(56,076)
Additions to property, plant, and equipment	(89,433)	(55,770)
Sale and maturities of marketable securities	13,519	866
Disposals of property, plant, and equipment	1,621	2,009
Other — net	(818)	6,258

Net cash used for investing activities	(75,111)	(102,713)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	400,000
Repayments of long-term debt	(75,000)	—
Quarterly dividends paid	(82,993)	(34,952)
Special dividends paid	—	(274,208)
Purchase of treasury shares	(5,225)	(3,356)
Proceeds from stock option exercises	1,672	1,850
Other — net	286	335

Net cash (used for) provided by financing activities	(161,260)	89,669
Effect of exchange rate changes	3,195	(907)

Net decrease in cash and cash equivalents	(46,985)	(5,229)
Cash and cash equivalents at beginning of period	456,693	171,541

Cash and cash equivalents at end of period	$409,708	$166,312

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
Operating results for the six-month period ended October 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.
Note B — Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), which established that the ASC is the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance as of October 31, 2009, and has updated its references to specific GAAP literature to reflect the codification.
FASB ASC 715, Compensation — Retirement Benefits, (formerly FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), provides guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This standard is effective April 30, 2010, for the Company.
The Company is currently assessing the impact, if any, on the consolidated financial statements of recently issued accounting standards that are not yet effective for the Company.
Note C — Folgers Merger
On November 6, 2008, the Company merged The Folgers Coffee Company (“Folgers”), a subsidiary of The Procter & Gamble Company (“P&G”), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, P&G distributed the Folgers common shares to electing P&G shareholders in a tax-free transaction, which was immediately followed by the conversion of Folgers common stock into Company common shares. As a result of the merger, Folgers became a wholly-owned subsidiary of the Company. In the merger, P&G shareholders received approximately 63.2 million common shares of the Company valued at approximately $3,366.4 million based on the average closing price of the Company’s common shares for the period beginning two trading days before and concluding two trading days after the announcement of the transaction on June 4, 2008. After closing of the transaction on November 6, 2008, the Company had approximately 118 million common shares outstanding. As part of the transaction, the Company’s debt obligations increased by $350.0 million as a result of Folgers’ variable rate bank debt.
The transaction with Folgers, the leading producer of retail packaged coffee products in the United States, is consistent with the Company’s strategy to own and market number one brands in North America. For accounting purposes, the Company is the acquiring enterprise. The merger was accounted for as a purchase business combination. Accordingly, the results of the Folgers business are included in the Company’s consolidated financial statements from the date of the merger. The aggregate purchase price was approximately $3,735.8 million, including $19.4 million of capitalized transaction related expenses. In addition, the Company incurred costs of $87.6 million to date, that were directly related to the merger and integration of Folgers. Due to the nature of these costs, they were expensed as incurred. Total transaction costs of $107.0 million incurred to date include approximately $11.3 million in noncash expense items.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the transaction date.

Assets acquired:
Current assets	$300,781
Property, plant, and equipment	317,551
Intangible assets	2,515,000
Goodwill	1,642,936
Other noncurrent assets	4,278

Total assets acquired	$4,780,546

Liabilities assumed:
Current liabilities	$85,795
Deferred tax liabilities	955,235
Noncurrent liabilities	3,750

Total liabilities assumed	$1,044,780

Net assets acquired	$3,735,766

Had the merger occurred on May 1, 2008, unaudited, pro forma consolidated results would have been as follows:

	Three Months Ended	Six Months Ended
	October 31, 2008	October 31, 2008

Net sales	$1,351,636	$2,406,141
Net income	113,639	182,673
Net income per common share — assuming dilution	0.96	1.55

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
Note D — Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. These incentives are administered through various plans, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, and stock options.
Compensation expense related to share-based awards was $6,686 and $3,236 for the three months ended October 31, 2009 and 2008, and $13,098 and $6,035 for the six months ended October 31, 2009 and 2008, respectively. Of the total compensation expense for share-based awards, $1,418 and $3,277 is included in merger and integration costs in the Condensed Statements of Consolidated Income for the three months and six months ended October 31, 2009, respectively. The related tax benefit recognized was $2,330 and $1,080 for the three months ended October 31, 2009 and 2008, and $4,584 and $2,013 for the six months ended October 31, 2009 and 2008, respectively.
As of October 31, 2009, total compensation cost related to nonvested share-based awards not yet recognized was approximately $42,334. The weighted-average period over which this amount is expected to be recognized is approximately 3.1 years.
Note E — Common Shares
At October 31, 2009, 150,000,000 common shares were authorized. There were 118,975,412 and 118,422,123 shares outstanding at October 31, 2009 and April 30, 2009, respectively. Shares outstanding are shown net of 9,628,753 and 10,179,989 treasury shares at October 31, 2009 and April 30, 2009, respectively.
Note F — Reportable Segments
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

The following table sets forth reportable segment information.

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2009	2008	2009	2008

Net sales:
U.S. retail coffee market	$445,102	$—	$811,331	$—
U.S. retail consumer market	290,090	301,701	581,092	575,677
U.S. retail oils and baking market	303,896	333,287	498,312	531,452
Special markets	239,657	208,154	439,536	399,670

Total net sales	$1,278,745	$843,142	$2,330,271	$1,506,799

Segment profit:
U.S. retail coffee market	$148,512	$—	$275,823	$—
U.S. retail consumer market	71,056	68,064	138,035	127,859
U.S. retail oils and baking market	47,995	30,896	76,611	58,962
Special markets	41,238	26,451	69,457	47,189

Total segment profit	$308,801	$125,411	$559,926	$234,010

Interest income	686	1,901	2,057	3,239
Interest expense	(17,473)	(11,314)	(36,424)	(22,058)
Amortization	(18,312)	(1,482)	(36,689)	(2,953)
Share-based compensation expense	(5,268)	(3,236)	(9,821)	(6,035)
Restructuring costs	—	(127)	—	(646)
Merger and integration costs	(8,148)	(6,210)	(24,624)	(9,610)
Corporate administrative expenses	(43,141)	(27,736)	(82,942)	(56,628)
Other unallocated (expense) income	(2,143)	18	(5,247)	1,353

Income before income taxes	$215,002	$77,225	$366,236	$140,672

Note G — Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31, 2009	April 30, 2009

6.77% Senior Notes due June 1, 2009	$—	$75,000
6.60% Senior Notes due November 13, 2009	200,247	201,726
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	376,000	376,000
5.55% Senior Notes due April 1, 2022	400,000	400,000

Total long-term debt	$1,110,247	$1,186,726
Current portion of long-term debt	210,247	276,726

Total long-term debt less current portion	$900,000	$910,000

All of the Company’s Senior Notes are unsecured, and interest is paid annually on the 6.60 percent Senior Notes and semiannually on the other notes. Periodic payments are required on the 5.55 percent Senior Notes, the first of which is $50.0 million on April 1, 2013.
On October 29, 2009, the Company entered into an unsecured, three-year, $400.0 million revolving credit facility with a group of five banks. The Company also has available a $180.0 million revolving credit facility with a group of three banks maturing on January 31, 2011. Interest on the revolving credit facilities is based on prevailing U.S. prime, Canadian Base Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate,

as determined by the Company, and is payable either on a quarterly basis or at the end of the borrowing term. At October 31, 2009, the Company did not have a balance outstanding under either revolving credit facility.
Subsequent to October 31, 2009, the Company repaid $350.0 million of Folgers’ bank debt and $200.0 million of 6.60 percent Senior Notes, as scheduled, utilizing a combination of cash on hand and borrowings of approximately $100.0 million against the $180.0 million credit facility. See Note O — Subsequent Events.
The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, leverage ratios, and interest coverage ratios. The Company is in compliance with all covenants.
Note H — Earnings per Share
On May 1, 2009, the Company adopted the two-class method of computing earnings per share as required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings per Share (“ASC 260”), (formerly Statement of Financial Accounting Standards No. 128, Earnings per Share). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method described in ASC 260. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are participating securities, requiring the two-class method of computing earnings per share. All presented prior period earnings per share data has been adjusted retrospectively for the three months and six months ended October 31, 2008, resulting in a reduction of the Company’s net income per common share of $0.01 and $0.02 per share, respectively, while net income per common share — assuming dilution remains unchanged. Additionally, the conversion to the two-class method resulted in a reduction of the Company’s net income per common share and net income per common share — assuming dilution for the year ended April 30, 2009, of $0.03 and $0.01 per share, respectively.
The following tables set forth the computation of earnings per common share and earnings per common share — assuming dilution in accordance with ASC 260.

	Three Months Ended October 31,		Six Months Ended October 31,

	2009	2008	2009	2008

Computation of Basic Earnings Per Share:
Net income	$139,990	$51,453	$238,053	$93,744
Net income allocated to participating securities	1,242	325	2,053	633

Net income allocated to common stockholders	$138,748	$51,128	$236,000	$93,111

Weighted-average common shares outstanding — basic	117,887,960	54,385,025	117,771,445	54,333,865

Net income per common share — basic	$1.18	$0.94	$2.00	$1.71

	Three Months Ended October 31,		Six Months Ended October 31,

	2009	2008	2009	2008

Computation of Diluted Earnings Per Share:
Net income	$139,990	$51,453	$238,053	$93,744
Net income allocated to participating securities	1,241	330	2,052	637

Net income allocated to common stockholders	$138,749	$51,123	$236,001	$93,107

Weighted-average common shares outstanding — basic	117,887,960	54,385,025	117,771,445	54,333,865
Dilutive effect of stock options	144,249	144,610	112,920	143,519

Weighted-average common shares outstanding — assuming dilution	118,032,209	54,529,635	117,884,365	54,477,384

Net income per common share — assuming dilution	$1.18	$0.94	$2.00	$1.71

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008

Numerator:
Net income	$139,990	$51,453	$238,053	$93,744

Denominator:
Weighted-average common shares outstanding	117,887,960	54,385,025	117,771,445	54,333,865
Weighted-average participating shares outstanding	1,068,221	446,670	1,038,972	425,108

Weighted-average shares outstanding — basic	118,956,181	54,831,695	118,810,417	54,758,973
Dilutive effect of stock options	144,249	144,610	112,920	143,519

Weighted-average shares outstanding — assuming dilution	119,100,430	54,976,305	118,923,337	54,902,492

Net income per common share — basic	$1.18	$0.94	$2.00	$1.71

Net income per common share — assuming dilution	$1.18	$0.94	$2.00	$1.71

Note I — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2009	2008	2009	2008

Service cost	$1,423	$1,475	$494	$242
Interest cost	6,167	6,642	651	641
Expected return on plan assets	(5,718)	(7,574)	—	—
Recognized net actuarial loss (gain)	1,574	344	(260)	(183)
Other	310	324	(122)	(122)

Net periodic benefit cost	$3,756	$1,211	$763	$578

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2009	2008	2009	2008

Service cost	$2,833	$2,967	$988	$485
Interest cost	12,264	13,455	1,294	1,296
Expected return on plan assets	(11,359)	(15,357)	—	—
Recognized net actuarial loss (gain)	3,121	702	(521)	(366)
Other	617	648	(244)	(244)

Net periodic benefit cost	$7,476	$2,415	$1,517	$1,171

Note J — Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Net income	$139,990	$51,453	$238,053	$93,744
Other comprehensive income:
Foreign currency translation adjustments	(2,083)	(43,618)	23,668	(48,113)
Unrealized gain (loss) on available-for-sale securities	2,195	(1,975)	2,760	(3,114)
Unrealized loss on cash flow hedging derivatives	(626)	(6,268)	(870)	(15,666)
Income tax (expense) benefit	(568)	3,132	(666)	6,877

Comprehensive income	$138,908	$2,724	$262,945	$33,728

Note K — Commitments and Contingencies
The Company, like other food manufacturers, is from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. The Company is a defendant in a variety of legal proceedings, some of which involve claims for damages in unspecified amounts. The Company cannot predict with certainty the results of these proceedings or reasonably determine a range of potential loss. The Company’s policy is to accrue costs for contingent liabilities when such liabilities are probable and amounts can be reasonably estimated. Based on information known to date, the Company does not believe the final outcome of these proceedings will have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.
Note L — Derivative Financial Instruments
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
Certain of the derivative instruments associated with the Company’s U.S. retail oils and baking market and U.S. retail coffee market segments meet the hedge criteria according to Financial Accounting Standards Board Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), (formerly Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities), and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of other comprehensive income to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is measured at inception and on a quarterly basis.
The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately.
Foreign Currency Exchange Rate Hedging. The Company utilizes foreign currency forwards and options contracts to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials, finished goods, and fixed assets. The contracts generally have maturities of less than one year. At the inception of the contract, the derivative is evaluated and documented for ASC 815 accounting treatment. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of other comprehensive income. These gains or losses are reclassified to earnings in the period the contract is executed. The ineffective portion of these contracts is immediately recognized in earnings. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold.
As of October 31, 2009, the Company had the following outstanding derivative contracts:

Gross Contract
Notional Amount

Commodity contracts	$289,119
Foreign currency exchange contracts	47,500

The following table sets forth the fair value of derivative instruments as recognized in the Condensed Consolidated Balance Sheet at October 31, 2009.

	Other	Other
	Current Assets	Current Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$1,206	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$1,494	$3,232
Foreign currency exchange contracts	—	2,137

Total	$1,494	$5,369

Total derivatives	$2,700	$5,369

The Company has elected to not offset fair value amounts recognized for derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $10,447 and $16,619 at October 31, 2009 and April 30, 2009, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.
The following table presents information on gains recognized on derivatives in ASC 815 cash flow hedging relationships, all of which hedge commodity price risk.

	Three Months Ended	Six Months Ended
	October 31, 2009	October 31, 2009

Gain recognized in other comprehensive income (effective portion)	$626	$1,401
Gain reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	692	1,668
Gain recognized in cost of products sold (ineffective portion)	560	603

Included as a component in accumulated other comprehensive loss at October 31, 2009 and April 30, 2009, were deferred gains of $1,035 and $1,570, respectively. The related tax impact recognized in accumulated other comprehensive loss was $226 and $335 for the three months and six months ended October 31, 2009, respectively. The entire amount of the deferred gain included in accumulated other comprehensive loss at October 31, 2009, is expected to be recognized in earnings within one year as the related commodity is utilized.
The following table presents the gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments under ASC 815.

	Three Months Ended	Six Months Ended
	October 31, 2009	October 31, 2009

Loss on commodity contracts	$(2,226)	$(2,830)
Gain (loss) on foreign currency exchange contracts	370	(5,493)

Total	$(1,856)	$(8,323)

Note M — Other Financial Instruments and Fair Value Measurements
Financial instruments, other than derivatives, that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, marketable securities, and trade receivables. The Company’s marketable securities were in debt securities. Under the Company’s investment policy, it may invest in securities deemed to be investment grade at the time of purchase. Although, these investments are currently defined as mortgage-backed obligations, corporate bonds, municipal bonds, federal agency notes, and commercial paper, the Company has limited recent investments primarily to high-quality money market funds considered to be cash equivalents. The Company determines the appropriate categorization of any debt securities at the time of purchase and reevaluates such designation at each balance sheet date.
The fair value of the Company’s financial instruments, other than certain of its fixed-rate long-term debt, approximates their carrying amounts. The following table provides information on the carrying amount and fair value of financial instruments, including derivative financial instruments.

	October 31, 2009		April 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Marketable securities	$—	$—	$12,813	$12,813
Other investments and securities	33,468	33,468	29,273	29,273
Derivative financial instruments net (liabilities) assets	(2,669)	(2,669)	24	24
Fixed-rate long-term debt	1,110,247	1,404,953	1,186,726	1,234,728

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
Level 3 Inputs — Instruments with primarily unobservable value drivers.

The following table is a summary of the fair values of the Company’s financial assets (liabilities).

				Fair Value at	Fair Value at
	Level 1	Level 2	Level 3	October 31, 2009	April 30, 2009

Marketable securities (A)	$—	$—	$—	$—	$12,813
Other investments and securities (B)	10,656	22,812	—	33,468	29,273
Derivatives financial instruments (C)	(2,669)	—	—	(2,669)	24

Total	$7,987	$22,812	$—	$30,799	$42,110

(A)	The Company’s marketable securities were entirely in mortgage-backed securities and were sold prior to October 31, 2009. The securities were broker-priced, and valued by a third party using an evaluated pricing methodology. An evaluated pricing methodology is a valuation technique which uses inputs that are derived principally from or corroborated by observable market data.

(B)	The Company maintains funds for the payment of benefits associated with nonqualified retirement plans. These funds consist of equity securities listed in active markets and municipal bonds. The municipal bonds are valued by a third party using an evaluated pricing methodology.

(C)	The Company’s derivatives are valued using quoted market prices. For additional information, see Note L — Derivative Financial Instruments.
Note N — Income Taxes
During the three-month and six-month periods ended October 31, 2009, the Company’s effective tax rate increased to 34.9 and 35.0 percent, respectively, compared to 33.4 percent in both the three-month and six-month periods ended October 31, 2008, reflecting the higher effective tax rate associated with the Folgers business and the net favorable settlement of uncertain tax positions in periods ended October 31, 2008, as compared to the periods ended October 31, 2009. At October 31, 2009, the income tax rate varies from the U.S. statutory income tax rate primarily due to state income taxes partially offset by the domestic manufacturing deduction.
Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $4,997, primarily as a result of expiring statute of limitations periods.
Note O — Subsequent Events
Subsequent to October 31, 2009, the Company repaid $350.0 million of Folgers’ bank debt and $200.0 million of 6.60 percent Senior Notes utilizing a combination of cash on hand and borrowings against an existing $180.0 million credit facility. Following the repayments, outstanding borrowings on the revolving credit facility were approximately $100.0 million.
The Company evaluated for subsequent events through the date of filing on December 8, 2009, and is not aware of any additional significant events that occurred subsequent to the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q that would have a material impact on the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2009 and 2008. Results for the three-month and six-month periods ended October 31, 2009, include the results of The Folgers Coffee Company (“Folgers”) since the completion of the merger on November 6, 2008. References to “base business” refer to the Company’s operations excluding the impact of Folgers.
The Company is the owner of all trademarks, except Pillsbury® is a trademark of The Pillsbury Company LLC, used under license; and Dunkin’ Donuts® is a registered trademark of DD IP Holder LLC, used under license.
Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,

			Increase				Increase
	2009	2008	(Decrease)	%	2009	2008	(Decrease)	%

	(Dollars in millions)

Net sales	$1,278.7	$843.1	$435.6	52%	$2,330.3	$1,506.8	$823.5	55%
Adjust for noncomparable items:
Acquisitions	(487.9)	—	(487.9)	(58%)	(889.0)	—	(889.0)	(59%)
Foreign exchange	(1.3)	—	(1.3)	(0%)	7.7	—	7.7	0%

Net sales without acquisitions and foreign exchange	$789.5	$843.1	$(53.6)	(6%)	$1,449.0	$1,506.8	$(57.8)	(4%)

Net sales were $1,278.7 million in the second quarter of 2010, an increase of $435.6 million, or 52 percent, compared to the second quarter of 2009. Folgers contributed approximately $487.9 million to 2010 second quarter net sales.
Excluding Folgers and foreign exchange, net sales decreased six percent in the second quarter of 2010, compared to 2009, mostly due to price reductions taken earlier in calendar 2009 in the U.S. retail oils and baking segment and higher promotional spending in certain categories, primarily Crisco® oils. Excluding Folgers, overall volume increased one percent in the second quarter of 2010, compared to 2009, led by gains in the Pillsbury®, Crisco®, Jif®, and Hungry Jack® brands in the U.S., and the Company’s baking brands in Canada. These volume gains were partially offset by decreases in canned milk, fruit spreads, and declines in the foodservice and natural foods businesses.
Company net sales for the first six months of 2010 were $2,330.3 million, an increase of 55 percent, compared to $1,506.8 million in the first six months of 2009. Acquisitions contributed approximately $889.0 million to 2010 net sales, with Folgers representing approximately $887.1 million. Excluding acquisitions and foreign exchange, net sales decreased four percent in the first six months of 2010, compared to the same period in 2009, primarily due to the effect of price reductions. Excluding Folgers, overall volume increased two percent in the first six months of 2010 compared to 2009.

Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,

	2009	2008	2009	2008

Gross profit	38.5%	28.9%	38.5%	29.9%
Selling, distribution, and administrative expenses:
Marketing and selling	10.1%	9.6%	10.0%	9.9%
Distribution	3.2%	3.3%	3.3%	3.4%
General and administrative	4.9%	4.9%	5.3%	5.3%

Total selling, distribution, and administrative expenses	18.2%	17.8%	18.6%	18.6%

Amortization	1.4%	0.1%	1.6%	0.2%
Restructuring and merger and integration costs	0.6%	0.8%	1.1%	0.6%
Other operating expense (income) — net	0.2%	(0.0%)	0.1%	(0.0%)

Operating income	18.1%	10.2%	17.1%	10.5%

Gross profit increased $248.8 million in the second quarter of 2010, compared to 2009, with Folgers contributing approximately 90 percent of the increase. Folgers’ gross margin was favorably impacted by green coffee market conditions, volume-related plant efficiencies, and product sales mix. Gross profit on the Company’s base business improved by approximately 10 percent in the second quarter of 2010, compared to 2009, and the base business’ gross margin increased from 28.9 percent in 2009 to 33.8 percent in 2010. The results for the second quarter of 2009 included charges of approximately $24.4 million related to nonqualifying commodity derivatives reflecting a sharp decline in soybean oil and wheat markets. Approximately three-quarters of these charges were reversed during the second half of 2009. Derivative charges in the second quarter of 2010 were not significant and the comparative impact, combined with lower raw material and distribution costs in 2010, contributed to the margin improvement in the base business. Overall, gross margin improved to 38.5 percent in the second quarter of 2010.
Selling, distribution, and administrative (“SD&A”) expenses increased 56 percent for the second quarter of 2010 compared to 2009, with the addition of Folgers accounting for the majority of the increase. As a percentage of net sales, SD&A increased from 17.8 percent in the second quarter of 2009 to 18.2 percent in 2010. Consistent with the Company’s strategy of long-term investment in its brands, marketing expense increased approximately 70 percent during the second quarter of 2010, compared to 2009, in support of brand equity initiatives, including new advertising for many of its brands. As a result, marketing and selling expenses as a percentage of net sales increased from 9.6 percent in the second quarter of 2009 to 10.1 percent in 2010.
Amortization expense, a noncash item, increased $16.8 million to 1.4 percent of net sales in the second quarter of 2010, compared to 0.1 percent in the same period in 2009, reflecting the addition of intangible assets associated with the Folgers transaction.
Driven by the increases in gross profit, operating income more than doubled to $231.0 million in the second quarter of 2010 from $86.3 million in 2009, and improved from 10.2 percent to 18.1 percent of net sales.
For the first six months of 2010, gross profit increased $447.1 million and effectively doubled, compared to the same period in 2009, and increased from 29.9 percent of net sales in 2009 to 38.5 percent in 2010. The majority of the gross profit increase resulted from the addition of Folgers. The base business gross profit improved seven percent and achieved a 33.4 percent gross margin in 2010 compared to the 2009 margin of 29.9 percent that included the impact of charges on nonqualifying commodity hedges in the second quarter of 2009. For the first six months of 2010, SD&A increased 55 percent, compared to 2009, and was unchanged as a percentage of net sales at 18.6 percent in both years.
Operating income increased $241.4 million during the first six months of 2010, compared to the same period in 2009, and increased from 10.5 percent of net sales in 2009 to 17.1 percent in 2010. The operating margin improvement in 2010 reflects the increase in gross margin offset by the impact of higher amortization expense and merger and integration costs in 2010 compared to 2009.
Other
Despite an increase in the average invested balance, interest income decreased $1.2 million during both the second quarter and first six months of 2010, compared to 2009, due to a lower overall weighted-average interest rate.
Interest expense increased $6.2 million and $14.4 million during the second quarter and first six months of 2010, respectively, compared to 2009. Additional interest expense was incurred in 2010 as a result of an increase in the Company’s debt obligations associated with the Folgers transaction, which was completed during the third quarter of 2009. This increase was offset slightly by repayment of $75.0 million of Senior Notes in the first quarter of 2010.
Income tax expense increased $49.2 million and $81.3 million during the second quarter and first six months of 2010, respectively, compared to 2009. The effective tax rate increased to 34.9 and 35.0 percent in the second quarter and first six months of 2010, respectively, compared to 33.4 in both the second quarter and first six months of 2009, reflecting the higher effective tax rate associated with the Folgers business and the net favorable resolution of previously open tax positions in 2009 as compared to 2010.
Segment Results

	Three Months Ended October 31,			Six Months Ended October 31,

			%			%
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

		(Dollars in millions)

Net sales:
U.S. retail coffee market	$445.1	$—	n/a	$811.3	$—	n/a
U.S. retail consumer market	290.1	301.7	(4%)	581.1	575.7	1%
U.S. retail oils and baking market	303.9	333.3	(9%)	498.3	531.5	(6%)
Special markets	239.7	208.2	15%	439.5	399.7	10%

Segment profit:
U.S. retail coffee market	$148.5	$—	n/a	$275.8	$—	n/a
U.S. retail consumer market	71.1	68.1	4%	138.0	127.9	8%
U.S. retail oils and baking market	48.0	30.9	55%	76.6	59.0	30%
Special markets	41.2	26.5	56%	69.5	47.2	47%

Segment profit margin:
U.S. retail coffee market	33.4%	n/a		34.0%	n/a
U.S. retail consumer market	24.5%	22.6%		23.8%	22.2%
U.S. retail oils and baking market	15.8%	9.3%		15.4%	11.1%
Special markets	17.2%	12.7%		15.8%	11.8%

U.S. Retail Coffee Market
The U.S. retail coffee market segment contributed $445.1 million to net sales in the second quarter of 2010. Compared to the same three-month period last year, which reflects Folgers’ operations prior to the transaction, volume increased approximately five percent. Strong growth in the Folgers® brand contributed over three-quarters of the volume increase compared to last year, while the continued growth of Dunkin’ Donuts® coffee in the gourmet category contributed the remainder. Volume gains in the period were offset by price declines taken in October and December 2008 totaling approximately seven percent.
The U.S. retail coffee market segment added $148.5 million in segment profit for the second quarter of 2010, representing a 33.4 percent margin. Margins in the coffee segment were driven by favorable commodity costs, volume-related plant efficiencies totaling approximately $11 million, and sales mix. Investment in increased marketing offset a portion of the margin gains. Current U.S. retail coffee market segment margins are above the Company’s long-term outlook. While the Company’s objective is to grow segment profit and it believes long-term segment margin will continue to exceed 30 percent, volatility in the green coffee commodity market and any related change in the Company’s pricing may result in a material increase or decrease in segment margin.
For the first six months of 2010, the U.S. retail coffee market segment contributed $811.3 million to net sales and added $275.8 million in segment profit representing a 34.0 percent margin. Compared to the same six-month period last year, prior to the transaction, volume increased approximately seven percent. Again, strong growth in the Folgers® brand contributed over three-quarters of the volume increase compared to last year, and continued growth of Dunkin’ Donuts® coffee in the gourmet category contributed the remainder.
U.S. Retail Consumer Market
U.S. retail consumer market segment net sales for the quarter were down four percent, compared to the prior year, primarily due to sales mix. Total volume in the U.S. retail consumer market was flat, compared to the second quarter last year, as gains in Jif® peanut butter and Hungry Jack® pancake mixes and syrups were offset by declines in potatoes, fruit spreads, Smucker’s® Uncrustables® sandwiches, and the specialty foods business.
U.S. retail consumer market segment profit increased four percent for the second quarter of 2010, compared to the same period in 2009, mainly due to operating efficiencies. Segment profit margin for the quarter improved from 22.6 percent of net sales in the second quarter of 2009 to 24.5 percent in 2010.
For the first six months of 2010, the U.S. retail consumer market segment net sales increased one percent, compared to the first six months of 2009, as volume gains of three percent were reduced by sales mix. Segment profit increased eight percent for the first six months of 2010, compared to 2009, and improved from 22.2 percent of net sales in 2009 to 23.8 percent in 2010.
U.S. Retail Oils and Baking Market
Total volume in the U.S. retail oils and baking market segment was up three percent for the second quarter of 2010, compared to 2009, with gains in the Pillsbury® and Crisco® brands of 14 percent and 12 percent, respectively, offsetting a double-digit decline in canned milk. Net sales in the U.S. retail oils and baking market segment were down nine percent for the second quarter of 2010, compared to 2009, reflecting the impact of price declines in shortening, oils, flour, and canned milk, and higher promotional spending on Crisco® oils.
U.S. retail oils and baking market segment profit increased 55 percent for the second quarter of 2010, compared to the same period in 2009, and segment profit margin improved to 15.8 percent of net sales from 9.3 percent in 2009. Last year’s second quarter segment profit included a large portion of the charges on commodity derivatives and the absence of those charges during 2010 accounts for most of the profit improvement in the current quarter. In addition, supply chain efficiencies, including lower distribution costs, offset increased marketing expense, primarily in support of the Pillsbury® brand and a lower contribution from canned milk.
For the first six months of 2010, the U.S. retail oils and baking market segment net sales decreased six percent, compared to the first six months of 2009, reflecting the impact of pricing as volume increased five percent. Segment profit increased 30 percent for the first six months of 2010, compared to 2009, and improved from 11.1 percent of net sales in 2009 to 15.4 percent in 2010, again primarily due to the commodity derivative charge in 2009.
Special Markets
Net sales in the second quarter of 2010 for the special markets segment increased 15 percent, compared to 2009. Folgers added $42.8 million to special markets net sales in the second quarter of 2010, more than offsetting a one percent volume decline in the base business. Volume gains were realized in Canada primarily in the baking and pickles categories while declines in the foodservice and natural foods business areas were generally attributable to the current economic environment.
Special markets segment profit increased 56 percent for the second quarter of 2010, compared to 2009, with the addition of Folgers and lower costs. Profit margin for the quarter improved from 12.7 percent in the second quarter of 2009 to 17.2 percent in 2010.
For the first six months of 2010, special markets segment net sales increased 10 percent, compared to the first six months of 2009, as the $75.7 million contribution from Folgers offset a four percent volume decline. Segment profit increased 47 percent for the first six months of 2010, compared to 2009, and profit margin improved from 11.8 percent in 2009 to 15.8 percent in 2010. Excluding the impact of acquisition and foreign exchange, special market net sales decreased seven percent in the first six months of 2010 compared to 2009.
Financial Condition — Liquidity and Capital Resources
Liquidity

	Six Months Ended October 31,

(Dollars in thousands)	2009	2008

Net cash provided by operating activities	$186,191	$8,722
Net cash used for investing activities	(75,111)	(102,713)
Net cash (used for) provided by financing activities	(161,260)	89,669

On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facilities. Total cash and cash equivalents at October 31, 2009, were $409.7 million compared to $456.7 million at April 30, 2009.
Cash provided by operations in the first six months of 2010 was $186.2 million, an increase of $177.5 million compared to $8.7 million in 2009, resulting primarily from the addition of Folgers. The Company used significant cash during the first half of 2010 for seasonal fruit and vegetable procurement, the buildup of inventories to support the Fall Bake and Holiday period, and the additional increase of coffee inventory in advance of the Atlantic hurricane season. The Company expects cash from operations in the second half of the year to increase, compared to the first half of the year, upon completion of its key promotional periods.
Cash used for investing activities was approximately $75.1 million in the first six months of 2010, consisting primarily of capital expenditures, compared to cash used for investing of approximately $102.7 million in 2009, including the use of approximately $56.1 million for acquisitions, primarily the Knott’s Berry Farm® business.
Cash used for financing activities during the first six months of 2010 was approximately $161.3 million consisting primarily of quarterly dividend payments of $83.0 million and the repayment of $75.0 million of long-term debt. Cash provided by financing activities during the first six months of 2009 consisted primarily of the proceeds from the Company’s $400.0 million Senior Note placement. A portion of the proceeds was used to fund the payment of a $5.00 per share one-time special dividend, totaling approximately $274.2 million, on October 31, 2008. In addition, quarterly dividend payments of approximately $35.0 million were made in the first six months of 2009.

Capital Resources
The following table presents the Company’s capital structure:

	October 31, 2009	April 30, 2009

	(Dollars in thousands)

Note payable	$350,000	$350,000
Current portion of long-term debt	210,247	276,726
Long-term debt	900,000	910,000

Total debt	$1,460,247	$1,536,726
Shareholders’ equity	5,135,354	4,939,931

Total capital	$6,595,601	$6,476,657

In addition to borrowings outstanding, the Company has available a $180.0 million revolving credit facility with a group of three banks that expires in 2011 and a $400.0 million, three-year, revolving credit facility with a group of five banks finalized on October 29, 2009.
The Company repaid $75.0 million of long-term debt in June 2009, and had approximately $550.0 million of debt repayments due in November 2009. Subsequent to the end of the second quarter, the Company repaid $350.0 million of Folgers’ bank debt and $200.0 million of 6.60 percent Senior Notes, as scheduled, utilizing a combination of cash on hand and borrowings against the $180.0 million credit facility. Following the debt repayments in November 2009, outstanding borrowings on the $180.0 million facility were approximately $100.0 million.
Absent any material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under credit facilities will be sufficient to meet cash requirements for the next twelve months, including capital expenditures, the payment of quarterly dividends, and principal and interest on debt outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at October 31, 2009, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated since it is at a fixed rate until maturity. Based on the Company’s overall interest rate exposure as of and during the three-month and six-month periods ended October 31, 2009, including derivative and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. Interest rate risk can also be measured by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on a hypothetical, immediate one-percentage point decrease in interest rates at October 31, 2009, the fair value of the Company’s long-term debt would increase by approximately $40.2 million.
Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2009, are not expected to result in a significant impact on future earnings or cash flows.
Revenues from customers outside the U.S. represented approximately 10 and nine percent of net sales during the three-month and six-month periods ended October 31, 2009, respectively. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.
Commodity Price Risk. Raw materials and other commodities used by the Company are subject to price volatility caused by supply and demand conditions, political and economic variables, weather, and other unpredictable factors. To manage the volatility related to anticipated commodity purchases, the Company uses futures and options with maturities generally less than one year. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in other comprehensive income to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately.
The following sensitivity analysis presents the Company’s potential loss of fair value resulting from a hypothetical 10 percent change in market prices.

(Dollars in thousands)	October 31, 2009	April 30, 2009

Raw material commodities:
High	$20,620	$16,374
Low	1,459	3,949
Average	10,699	9,785

Fair value was determined using quoted market prices and was based on the Company’s net derivative position by commodity for the previous four quarters. The calculations are not intended to represent actual losses in fair value that the Company expects to incur. In practice, as markets move, the Company actively manages its risk and adjusts hedging, derivative, and purchasing strategies as appropriate. The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument; thus, the Company would expect that any gain or loss in the fair value of its derivatives would generally be offset by an increase or decrease in the fair value of the underlying exposures.

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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as well as the following:
•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, and peanuts are procured and the related impact on costs;

•	risks associated with hedging, derivative, and purchasing strategies employed by the Company to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact the Company’s liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement price changes;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food safety concerns involving either the Company or its competitors’ products;

•	the concentration of certain of the Company’s businesses with key customers and suppliers and the ability to manage and maintain key relationships;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	changes in consumer coffee preferences, and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of the Company’s capital expenditures and merger and integration costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the outcome of current and future tax examinations, changes in tax laws and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•	the other factors described under “Risk Factors” in registration statements filed by the Company with the Securities and Exchange Commission and in the other reports and statements filed by the Company with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and proxy materials.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this quarterly report. The Company does not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of October 31, 2009 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. Upon completion of the Folgers integration activities, the Company exited the Transition Services Agreement (“TSA”) with The Procter & Gamble Company (“P&G”) that facilitated the transition of Folgers to the Company. Under the TSA, P&G provided, on a fee-for-service basis, specified services for a limited time following completion of the merger including, but not limited to: supply chain related activities, purchasing, data management, information technology services, and certain financial services and accounting. All functions previously provided by P&G have been integrated into the Company’s existing internal control environment.
     Other than described above, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares That
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs

August 1, 2009 - August 31, 2009	1,128	$40.12	—	3,744,222
September 1, 2009 - September 30, 2009	3,424	50.80	—	3,744,222
October 1, 2009 - October 31, 2009	5,014	40.62	—	3,744,222

Total	9,566	$44.20	—	3,744,222

Information set forth in the table above represents activity in the Company’s second fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to 10 million common shares. Share repurchases will occur at management’s discretion with no established expiration date. The Company has repurchased a total of 6,255,778 common shares since November 2004 under the buyback program authorized by the Company’s Board of Directors. At October 31, 2009, 3,744,222 common shares remain available for repurchase under this program. Under the transaction agreement relating to the Folgers transaction and related ancillary agreements, the Company may repurchase common shares only under specific conditions. As a result, the Company does not anticipate that it will repurchase shares for a period of at least two years following the closing of the merger on November 6, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of the Company was held on August 19, 2009. At the meeting, the names of Paul J. Dolan, Nancy Lopez Knight, Gary A. Oatey, Alex Shumate, and Timothy P. Smucker were placed in nomination for the Board of Directors to serve three-year terms ending in 2012. All nominees were elected with the results as follows:

Votes For		Votes Against	Abstain

Paul J. Dolan	60,397,021	44,332,311	397,185
Nancy Lopez Knight	62,562,119	42,078,387	486,011
Gary A. Oatey	63,436,678	41,232,366	457,473
Alex Shumate	65,526,104	39,135,954	464,459
Timothy P. Smucker	63,921,665	40,779,850	425,002

The shareholders also voted on the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2010 fiscal year. The measure was approved as follows:

Votes For		Votes Against	Abstain

Appointment of Ernst & Young LLP	101,647,316	3,070,187	409,014

The shareholders also considered and voted upon the following proposals:
1)	An amendment to the Company’s Amended Articles of Incorporation to eliminate cumulative voting in Director elections;

2)	An amendment to the Company’s Amended Articles of Incorporation to require majority voting in uncontested Director elections;

3)	An amendment to the Company’s Amended Regulations to allow the Board of Directors to amend the Company’s Amended Regulations to the extent permitted by law.
Giving effect to the 10 votes per share provisions stated in the Company’s Amended Articles of Incorporation, the proposals were approved as follows:

Votes For		Votes Against	Votes Withheld	Broker Nonvotes

Amendment to Articles of Incorporation to eliminate cumulative voting in Director elections	210,481,037	12,692,483	1,902,475	8,977,336

Amendment to Articles of Incorporation to require majority voting in uncontested Director elections	218,313,200	5,022,810	1,739,985	8,977,336

Amendment to Amended Regulations	215,304,769	16,568,941	2,179,621	—

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 28 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 8, 2009	THE J. M. SMUCKER COMPANY
/s/ Timothy P. Smucker
BY TIMOTHY P. SMUCKER
Chairman of the Board and Co-Chief Executive Officer

/s/ Richard K. Smucker
BY RICHARD K. SMUCKER
Executive Chairman and Co-Chief Executive Officer

/s/ Mark R. Belgya
BY MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Assigned
Exhibit
No. *	Description

10.1
Credit Agreement, dated as of October 29, 2009, between the Company, Smucker Canada, the Lenders, the Agent, the Syndication Agent and the Documentation Agents incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 29, 2009.

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