Form 10-Q
period 2010-01-31
SMUCKER J M CO
filed 2010-03-11
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Yes ☐ No ☑
The Company had 119,122,549 common shares outstanding on February 28, 2010.
The Exhibit Index is located at Page No. 27.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Net sales	$1,205,939	$1,182,594	$3,536,210	$2,689,393
Cost of products sold	747,635	781,553	2,179,627	1,837,154

Gross Profit	458,304	401,041	1,356,583	852,239
Selling, distribution, and administrative expenses	214,411	211,633	648,573	491,856
Amortization	18,570	19,810	55,259	22,763
Impairment charges	9,807	748	9,807	748
Merger and integration costs	4,672	32,809	29,296	42,419
Restructuring costs	—	257	—	903
Other operating expense (income) — net	1,203	325	4,482	(34)

Operating Income	209,641	135,459	609,166	293,584
Interest income	310	1,822	2,367	5,061
Interest expense	(14,236)	(21,959)	(50,660)	(44,017)
Other income (expense) — net	1,446	(966)	2,524	400

Income Before Income Taxes	197,161	114,356	563,397	255,028
Income taxes	61,682	36,415	189,865	83,343

Net Income	$135,479	$77,941	$373,532	$171,685

Earnings per common share:
Net Income	$1.14	$0.68	$3.14	$2.29

Net Income — Assuming Dilution	$1.14	$0.68	$3.14	$2.29

Dividends declared per common share	$0.35	$0.32	$1.05	$5.96

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2010	April 30, 2009
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,561	$456,693
Trade receivables, less allowances	281,678	266,037
Inventories:
Finished products	409,896	409,592
Raw materials	253,540	194,334

	663,436	603,926
Other current assets	52,151	72,235

Total Current Assets	1,122,826	1,398,891
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	60,012	51,131
Buildings and fixtures	300,630	273,343
Machinery and equipment	987,556	901,614
Construction in progress	34,867	48,593

	1,383,065	1,274,681
Accumulated depreciation	(515,443)	(436,248)

Total Property, Plant, and Equipment	867,622	838,433
OTHER NONCURRENT ASSETS
Goodwill	2,804,305	2,791,391
Other intangible assets, net	3,042,864	3,098,976
Marketable securities	—	12,813
Other noncurrent assets	61,815	51,657

Total Other Noncurrent Assets	5,908,984	5,954,837

	$7,899,432	$8,192,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$150,441	$198,954
Accrued trade marketing and merchandising	112,490	54,281
Note payable	—	350,000
Current portion of long-term debt	10,000	276,726
Other current liabilities	195,352	181,275

Total Current Liabilities	468,283	1,061,236
NONCURRENT LIABILITIES
Long-term debt	900,000	910,000
Deferred income taxes	1,151,769	1,145,808
Other noncurrent liabilities	139,136	135,186

Total Noncurrent Liabilities	2,190,905	2,190,994
SHAREHOLDERS’ EQUITY
Common shares	29,781	29,606
Additional capital	4,571,821	4,547,921
Retained income	673,097	424,504
Amount due from ESOP Trust	(4,069)	(4,830)
Accumulated other comprehensive loss	(30,386)	(57,270)

Total Shareholders’ Equity	5,240,244	4,939,931

	$7,899,432	$8,192,161

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$373,532	$171,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,889	54,016
Amortization	55,259	22,763
Impairment charges	9,807	748
Share-based compensation expense	18,796	12,836
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(13,099)	(73,294)
Inventories	(51,627)	(18,880)
Accounts payable and accrued items	(11,140)	93,705
Other adjustments	48,269	25,431

Net cash provided by operating activities	508,686	289,010

INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	—	(72,149)
Additions to property, plant, and equipment	(112,664)	(84,888)
Sale and maturities of marketable securities	13,519	1,308
Disposals of property, plant, and equipment	2,900	2,567
Other — net	(832)	6,877

Net cash used for investing activities	(97,077)	(146,285)

FINANCING ACTIVITIES
Repayment of bank note payable	(350,000)	—
Proceeds from long-term debt	—	400,000
Repayments of long-term debt	(275,000)	—
Quarterly dividends paid	(124,586)	(72,815)
Special dividends paid	—	(274,208)
Purchase of treasury shares	(5,431)	(3,356)
Proceeds from stock option exercises	6,310	1,850
Other — net	1,723	(1,150)

Net cash (used for) provided by financing activities	(746,984)	50,321
Effect of exchange rate changes	4,243	(4,680)

Net (decrease) increase in cash and cash equivalents	(331,132)	188,366
Cash and cash equivalents at beginning of period	456,693	171,541

Cash and cash equivalents at end of period	$125,561	$359,907

( )	Denotes use of cash
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
Operating results for the nine-month period ended January 31, 2010, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.
Note B – Recently Issued Accounting Standards
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
FASB ASC 715, Compensation – Retirement Benefits, (formerly FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), provides guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements of this standard are effective April 30, 2010, for the Company.
In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about fair value measurements including transfers in and out of different levels of the fair value hierarcy and a higher level of disaggregation for different types of financial instruments. The disclosure requirements of this standard are effective April 30, 2010, for the Company.
The Company is currently assessing the impact, if any, on the consolidated financial statements of recently issued accounting standards that are not yet effective for the Company.
Note C – Folgers Merger
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
The transaction with Folgers, the leading producer of retail packaged coffee products in the United States, is consistent with the Company’s strategy to own and market number one brands in North America. For accounting purposes, the Company was the acquiring enterprise. The merger was accounted for as a purchase business combination. Accordingly, the results of the Folgers business are included in the Company’s consolidated financial statements from the date of the merger. The aggregate purchase price was approximately $3,735.8 million, including $19.4 million of capitalized transaction related expenses. In addition, the Company incurred costs of $92.3 million to date, that were directly related to the merger and integration of Folgers. Due to the nature of these costs, they were expensed as incurred. Total transaction costs of $111.7 million incurred to date include approximately $12.4 million in noncash expense items.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the transaction date.

Assets acquired:
Current assets	$300,781
Property, plant, and equipment	316,851
Intangible assets	2,515,000
Goodwill	1,643,636
Other noncurrent assets	4,278

Total assets acquired	$4,780,546

Liabilities assumed:
Current liabilities	$85,795
Deferred tax liabilities	955,235
Noncurrent liabilities	3,750

Total liabilities assumed	$1,044,780

Net assets acquired	$3,735,766

Had the merger occurred on May 1, 2008, unaudited, pro forma consolidated results would have been as follows:

	Three Months Ended	Nine Months Ended
	January 31, 2009	January 31, 2009

Net sales	$1,210,065	$3,616,206
Net income	83,039	265,712
Net income per common share — assuming dilution	0.70	2.25

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

Note D – Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. These incentives are administered through various plans, and currently consist of restricted shares, restricted stock units, deferred stock units, performance units, and stock options.
Compensation expense related to share-based awards was $5,698 and $6,801 for the three months ended January 31, 2010 and 2009, and $18,796 and $12,836 for the nine months ended January 31, 2010 and 2009, respectively. Of the total compensation expense for share-based awards, $1,067 and $4,344 is included in merger and integration costs in the Condensed Statements of Consolidated Income for the three months and nine months ended January 31, 2010, respectively, and $3,873 for the three months and nine months ended January 31, 2009. The related tax benefit recognized was $1,750 and $2,165 for the three months ended January 31, 2010 and 2009, and $6,334 and $4,178 for the nine months ended January 31, 2010 and 2009, respectively.
As of January 31, 2010, total compensation cost related to nonvested share-based awards not yet recognized was approximately $37,796. The weighted-average period over which this amount is expected to be recognized is approximately 3.0 years.
Note E – Impairment Charges
During the three months ended January 31, 2010, the Company became aware of a significant future reduction in its Europe’s Best® frozen fruit business with a customer in Canada. The Company determined that this event constituted a potential indicator of impairment of the Europe’s Best® indefinite-lived and the finite-lived intangible assets recognized in its special markets segment under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (formerly Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets) and FASB ASC 360, Property, Plant, and Equipment (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), respectively.
The Company determined the fair value of the Europe’s Best® indefinite-lived trademark based on an analysis of the projected cash flows for the brand, discounted at a rate developed using a risk-adjusted, weighted-average cost of capital methodology. An impairment charge of $7,282 was recognized during the three months ended January 31, 2010, to reduce this trademark to its estimated fair value.
The Company concluded that the carrying amount of the finite-lived customer relationship intangible asset associated with the Europe’s Best® business was recoverable based on the undiscounted projected net cash flows estimated by the Company to be generated from the asset group. Accordingly, no impairment charge was recognized on the finite-lived customer relationship.
Based on the relative insignificance of the Europe’s Best® business to its respective reporting unit, the Company determined it was not necessary to test for impairment of goodwill at the reporting unit level. Testing of the reporting unit will be part of the Company’s annual assessment of goodwill as of February 1, 2010.
In addition, approximately $2,525 and $748 of impairment was recognized related to other finite and indefinite-lived intangible assets during the three-month and nine-month periods ended January 31, 2010 and 2009, respectively.
Note F – Common Shares
At January 31, 2010, 150,000,000 common shares were authorized. There were 119,122,191 and 118,422,123 shares outstanding at January 31, 2010 and April 30, 2009, respectively. Shares outstanding are shown net of 9,481,974 and 10,179,989 treasury shares at January 31, 2010 and April 30, 2009, respectively.

Note G – Reportable Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has four reportable segments: U.S. retail coffee market, U.S. retail consumer market, U.S. retail oils and baking market, and special markets. The U.S. retail coffee market segment represents the domestic sales of Folgers®, Dunkin’ Donuts®, and Millstone® branded coffee to retail customers; the U.S. retail consumer market segment primarily includes domestic sales of Smucker’s®, Jif®, and Hungry Jack® branded products; the U.S. retail oils and baking market segment includes domestic sales of Crisco®, Pillsbury®, Eagle Brand®, Martha White®, and White Lily® branded products; and the special markets segment is comprised of the Canada, foodservice, natural foods (formerly beverage), and international strategic business areas. Special markets segment products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, schools and universities, health care operations), and health and natural foods stores and distributors.
The following table sets forth reportable segment information.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Net sales:
U.S. retail coffee market	$471,463	$431,997	$1,282,794	$431,997
U.S. retail consumer market	273,837	270,465	854,929	846,142
U.S. retail oils and baking market	244,175	278,793	742,487	810,245
Special markets	216,464	201,339	656,000	601,009

Total net sales	$1,205,939	$1,182,594	$3,536,210	$2,689,393

Segment profit:
U.S. retail coffee market	$148,564	$91,886	$424,387	$91,886
U.S. retail consumer market	66,460	62,750	204,495	190,609
U.S. retail oils and baking market	39,244	47,509	115,855	106,471
Special markets	38,607	25,314	108,064	72,503

Total segment profit	$292,875	$227,459	$852,801	$461,469

Interest income	310	1,822	2,367	5,061
Interest expense	(14,236)	(21,959)	(50,660)	(44,017)
Amortization	(18,570)	(19,810)	(55,259)	(22,763)
Impairment charges	(9,807)	(748)	(9,807)	(748)
Share-based compensation expense	(4,631)	(2,928)	(14,452)	(8,963)
Merger and integration costs	(4,672)	(32,809)	(29,296)	(42,419)
Restructuring costs	—	(257)	—	(903)
Corporate administrative expenses	(46,231)	(33,667)	(129,173)	(90,295)
Other unallocated income (expense)	2,123	(2,747)	(3,124)	(1,394)

Income before income taxes	$197,161	$114,356	$563,397	$255,028

Segment performance for the three-month and nine-month periods ended January 31, 2009, has been reclassified to include Canadian Folgers results in the special markets segment, rather than in the U.S. retail coffee market segment, consistent with the 2010 presentation.

Note H – Debt and Financing Arrangements
Long-term debt consists of the following:

	January 31, 2010	April 30, 2009

6.77% Senior Notes due June 1, 2009	$—	$75,000
6.60% Senior Notes due November 13, 2009	—	201,726
7.94% Series C Senior Notes due September 1, 2010	10,000	10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	376,000	376,000
5.55% Senior Notes due April 1, 2022	400,000	400,000

Total long-term debt	$910,000	$1,186,726
Current portion of long-term debt	10,000	276,726

Total long-term debt less current portion	$900,000	$910,000

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
During the nine months ended January 31, 2010, the Company repaid $75.0 million of 6.77 percent Senior Notes, $200.0 million of 6.60 percent Senior Notes, and $350.0 million of Folgers’ bank debt, as scheduled, utilizing a combination of cash on hand and borrowings of approximately $100.0 million against the $180.0 million credit facility. At January 31, 2010, the Company did not have a balance outstanding under either revolving credit facility.
The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, leverage ratios, and interest coverage ratios. The Company is in compliance with all covenants.
Note I – Earnings per Share
On May 1, 2009, the Company adopted the two-class method of computing earnings per share as required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share (“ASC 260”), (formerly Statement of Financial Accounting Standards No. 128, Earnings Per Share). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method described in ASC 260. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are participating securities, requiring the two-class method of computing earnings per share. All presented prior period earnings per share data has been adjusted to retrospectively reflect the application of the two-class method for the three months and nine months ended January 31, 2009, resulting in a reduction of the Company’s net income per common share and net income per common share – assuming dilution of $0.02 and $0.01 per share, respectively. Additionally, the conversion to the two-class method resulted in a reduction of the Company’s net income per common share and net income per common share – assuming dilution for the year ended April 30, 2009, of $0.03 and $0.01 per share, respectively.

The following tables set forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Computation of Basic Earnings Per Share:
Net income	$135,479	$77,941	$373,532	$171,685
Net income allocated to participating securities	1,191	571	3,272	1,294

Net income allocated to common stockholders	$134,288	$77,370	$370,260	$170,391

Weighted-average common shares outstanding — basic	118,022,195	114,081,023	117,855,028	74,249,584

Net income per common share — basic	$1.14	$0.68	$3.14	$2.29

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Computation of Diluted Earnings Per Share:
Net income	$135,479	$77,941	$373,532	$171,685
Net income allocated to participating securities	1,190	571	3,270	1,298

Net income allocated to common stockholders	$134,289	$77,370	$370,262	$170,387

Weighted-average common shares outstanding — basic	118,022,195	114,081,023	117,855,028	74,249,584
Dilutive effect of stock options	147,732	65,011	124,524	117,350

Weighted-average common shares outstanding — assuming dilution	118,169,927	114,146,034	117,979,552	74,366,934

Net income per common share — assuming dilution	$1.14	$0.68	$3.14	$2.29

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Weighted-average common shares outstanding	118,022,195	114,081,023	117,855,028	74,249,584
Weighted-average participating shares outstanding	1,046,988	841,794	1,041,644	564,003

Total weighted-average shares outstanding — basic	119,069,183	114,922,817	118,896,672	74,813,587
Dilutive effect of stock options	147,732	65,011	124,524	117,350

Total weighted-average shares outstanding — assuming dilution	119,216,915	114,987,828	119,021,196	74,930,937

Note J – Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2010	2009	2010	2009

Service cost	$1,430	$1,452	$495	$241
Interest cost	6,196	6,420	655	623
Expected return on plan assets	(5,750)	(7,302)	—	—
Recognized net actuarial loss (gain)	1,585	327	(261)	(182)
Other	308	323	(123)	(122)

Net periodic benefit cost	$3,769	$1,220	$766	$560

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2010	2009	2010	2009

Service cost	$4,263	$4,419	$1,483	$726
Interest cost	18,460	19,875	1,949	1,919
Expected return on plan assets	(17,109)	(22,659)	—	—
Recognized net actuarial loss (gain)	4,706	1,029	(782)	(548)
Other	925	971	(367)	(366)

Net periodic benefit cost	$11,245	$3,635	$2,283	$1,731

Note K – Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Net income	$135,479	$77,941	$373,532	$171,685
Other comprehensive income:
Foreign currency translation adjustments	3,184	(3,741)	26,852	(51,854)
Unrealized gain (loss) on available-for-sale securities	624	(2,913)	3,384	(6,027)
Unrealized loss on cash flow hedging derivatives	(2,494)	(2,180)	(3,364)	(17,846)
Income tax benefit	678	1,858	12	8,735

Comprehensive income	$137,471	$70,965	$400,416	$104,693

Note L – Commitments and Contingencies
The Company, like other food manufacturers, is from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. The Company is a defendant in a variety of legal proceedings, some of which involve claims for damages in unspecified amounts. The Company cannot predict with certainty the results of these proceedings or reasonably determine a range of potential loss. The Company’s policy is to accrue costs for contingent liabilities when such liabilities are probable and amounts can be reasonably estimated. Based on information known to date, the Company does not believe the final outcome of these proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note M – Derivative Financial Instruments
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
Certain of the derivative instruments associated with the Company’s U.S. retail oils and baking market and U.S. retail coffee market segments meet the hedge criteria according to Financial Accounting Standards Board Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), (formerly Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities), and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of other comprehensive income to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is measured at inception and on a monthly basis.
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
As of January 31, 2010, the Company had the following outstanding derivative contracts:

Gross Contract
Notional Amount

Commodity contracts	$310,671
Foreign currency exchange contracts	47,800

The following table sets forth the fair value of derivative instruments recognized in the Condensed Consolidated Balance Sheet at January 31, 2010.

	Other	Other
	Current Assets	Current Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$268	$787
Derivatives not designated as hedging instruments:
Commodity contracts	$2,089	$2,532
Foreign currency exchange contracts	—	585

Total	$2,089	$3,117

Total derivatives	$2,357	$3,904

The Company has elected to not offset fair value amounts recognized for derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $9,620 and $16,619 at January 31, 2010 and April 30, 2009, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.
The following table presents information on gains and losses recognized on derivatives designated as cash flow hedging relationships, all of which hedge commodity price risk.

	Three Months Ended	Nine Months Ended
	January 31, 2010	January 31, 2010

(Loss) gain recognized in other comprehensive income (effective portion)	$(249)	$1,152
Gain reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	$2,740	4,408
(Loss) gain recognized in cost of products sold (ineffective portion)	$(495)	108

Included as a component in accumulated other comprehensive loss at January 31, 2010 and April 30, 2009, were deferred losses of $555 and deferred gains of $1,570, respectively. The related tax impact recognized in accumulated other comprehensive loss was $904 and $1,239 for the three months and nine months ended January 31, 2010, respectively. The entire amount of the deferred loss included in accumulated other comprehensive loss at January 31, 2010, is expected to be recognized in earnings within one year as the related commodity is utilized.
The following table presents the gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended	Nine Months Ended
	January 31, 2010	January 31, 2010

Gain (loss) on commodity contracts	$12	$(2,818)
Loss on foreign currency exchange contracts	$(156)	(5,649)

Total	$(144)	$(8,467)

Note N – Other Financial Instruments and Fair Value Measurements
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

	January 31, 2010		April 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Marketable securities	$—	$—	$12,813	$12,813
Other investments and securities	34,764	34,764	29,273	29,273
Derivative financial instruments net (liabilities) assets	(1,547)	(1,547)	24	24
Fixed-rate long-term debt	910,000	1,180,803	1,186,726	1,234,728

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
Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following table is a summary of the Company’s financial assets (liabilities) measured at fair value on a recurring basis.

				Fair Value at	Fair Value at
	Level 1	Level 2	Level 3	January 31, 2010	April 30, 2009

Marketable securities (A)	$—	$—	$—	$—	$12,813
Other investments and securities (B)	11,029	23,735	—	34,764	29,273
Derivatives financial instruments (C)	(1,547)	—	—	(1,547)	24

Total	$9,482	$23,735	$—	$33,217	$42,110

(A)	The Company’s marketable securities were entirely in mortgage-backed securities and were sold during the quarter ended October 31, 2009. The securities were broker-priced, and valued by a third party using an evaluated pricing methodology. An evaluated pricing methodology is a valuation technique which uses inputs that are derived principally from or corroborated by observable market data.

(B)	The Company maintains funds for the payment of benefits associated with nonqualified retirement plans. These funds consist of equity securities listed in active markets and municipal bonds. The municipal bonds are valued by a third party using an evaluated pricing methodology.

(C)	The Company’s derivatives are valued using quoted market prices. For additional information, see Note M – Derivative Financial Instruments.
During the three months ended January 31, 2010, the Company recognized fair value adjustments of $9,807 related to the impairment of the Europe’s Best® indefinite-lived trademark and other finite-lived intangible assets. Other adjustments of $1,354 related to foreign currency exchange and amortization were recognized during the nine-month period ended January 31, 2010. The following table presents these nonfinancial assets adjusted to fair value as of January 31, 2010.

	Carrying Amount at	Fair Value	Other	Carrying Amount at
	April 30, 2009	Adjustment	Adjustments	January 31, 2010

Indefinite-lived trademark (D)	$14,419	$(7,282)	$1,841	$8,978
Other finite-lived intangible assets (D)	3,012	(2,525)	(487)	—

Total	$17,431	$(9,807)	$1,354	$8,978

(D)	The Company utilized Level 3 inputs to estimate the fair value of the nonfinancial assets. For additional information, see Note E – Impairment Charges.
Note O – Income Taxes
During the three-month period ended January 31, 2010, the Company’s effective tax rate decreased to 31.3 percent, compared to 31.8 percent in the three-month period ended January 31, 2009, reflecting the impact of reduced effective rates in Canada. During the nine-month period ended January 31, 2010, the Company’s effective tax rate increased to 33.7 percent, compared to 32.7 percent in the nine-month period ended January 31, 2009, reflecting the higher effective tax rate associated with the Folgers business. During the three-month and nine-month periods ended January 31, 2010, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to state income taxes partially offset by the domestic manufacturing deduction, coupled with reduced effective tax rates in Canada.
Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $5,076, primarily as a result of expiring statute of limitations periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2010 and 2009. Results for the three-month and nine-month periods ended January 31, 2010 and 2009, include the operations of The Folgers Coffee Company (“Folgers”) from the close of the transaction on November 6, 2008.
The Company is the owner of all trademarks, except Pillsbury® is a trademark of The Pillsbury Company LLC, used under license; and Dunkin’ Donuts® is a registered trademark of DD IP Holder LLC, used under license.
Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
			Increase				Increase
	2010	2009	(Decrease)%		2010	2009	(Decrease)%
	(Dollars in millions)

Net sales	$1,205.9	$1,182.6	$23.3	2%	$3,536.2	$2,689.4	$846.8	31%
Adjust for noncomparable items:
Acquisitions	(31.8)	—	(31.8)	(3%)	(920.9)	—	(920.9)	(34%)
Foreign exchange	(14.2)	—	(14.2)	(1%)	(6.5)	—	(6.5)	(0%)

Net sales without acquisitions and foreign exchange	$1,159.9	$1,182.6	$(22.7)	(2%)	$2,608.8	$2,689.4	$(80.6)	(3%)

Net sales were $1,205.9 million in the third quarter of 2010, an increase of $23.3 million, or two percent, compared to the third quarter of 2009. An additional five days of Folgers net sales, totaling approximately $31.8 million, were realized in the third quarter of 2010 as a result of the closing date of the merger during last year’s third quarter. In total, Folgers contributed $510.3 million to net sales in the third quarter of 2010, compared to $468.5 million in the third quarter of 2009. Excluding the additional Folgers business and the impact of foreign exchange, net sales were down two percent in the third quarter of 2010, compared to 2009.
Excluding the additional five days of Folgers sales, total volume increased four percent in the third quarter of 2010, compared to 2009, with gains across most of the Company’s leading brands. The favorable impact of volume growth on net sales was more than offset by a six percent price and mix decline, attributable primarily to price reductions in the U.S. retail oils and baking segment, and an increase in promotional spending across several categories. In certain instances, the Company increased promotional spending in response to decreases in commodity costs, which may not be sustained, rather than taking a price list reduction.
Company net sales for the first nine months of 2010 were $3,536.2 million, an increase of 31 percent, compared to $2,689.4 million in the first nine months of 2009. Acquisitions contributed approximately $920.9 million to 2010 net sales, with Folgers representing approximately $918.9 million. Net sales, excluding acquisitions and foreign exchange, decreased three percent in the first nine months of 2010, compared to the same period in 2009, as the effect of price reductions offset volume gains of two percent during the period.

Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Gross profit	38.0%	33.9%	38.4%	31.7%
Selling, distribution, and administrative expenses:
Marketing and selling	8.9%	10.0%	9.7%	10.0%
Distribution	3.3%	3.6%	3.3%	3.5%
General and administrative	5.6%	4.3%	5.3%	4.8%

Total selling, distribution, and administrative expenses	17.8%	17.9%	18.3%	18.3%

Amortization	1.5%	1.7%	1.6%	0.8%
Impairment charges	0.8%	0.0%	0.3%	0.1%
Restructuring and merger and integration costs	0.4%	2.8%	0.8%	1.6%
Other operating expense (income) — net	0.1%	0.0%	0.2%	(0.0%)

Operating income	17.4%	11.5%	17.2%	10.9%

Gross profit increased $57.3 million to 38.0 percent of net sales in the third quarter of 2010, compared to 33.9 percent in the third quarter of 2009. Much of the improvement is attributable to Folgers, including the impact of lower green coffee costs and the extra five days of business. In addition, last year’s gross margin was negatively impacted by an inventory adjustment reflecting the fair value of acquired inventories related to the merger. Gross margin for the third quarter of 2009 benefited from the partial reversal of mark-to-market charges related to nonqualifying commodity derivatives recognized in the second quarter of 2009. However, lower other raw material and freight costs across the businesses favorably impacted gross margin in the third quarter of 2010, compared to 2009.
Selling, distribution, and administrative (“SD&A”) expenses increased one percent for the third quarter of 2010, compared to 2009, but decreased slightly as a percentage of net sales. Marketing expense decreased approximately 14 percent in the third quarter of 2010, compared to 2009, primarily due to the higher concentration of marketing expense last year for Folgers in the third quarter, compared to the fourth quarter of last year.
Distribution expenses decreased eight percent for the third quarter of 2010, compared to 2009, reflecting the impact of synergies related to the addition of Folgers. General and administrative expenses increased 34 percent in the third quarter of 2010, compared to 2009. In addition, third quarter 2009 general and administrative expense did not include amounts to fully support the Folgers business, as the shared service structure necessary to support the combined businesses was not yet complete. As a result, the third quarter 2010 general and administrative expenses are higher, compared to the third quarter of 2009. In addition, the third quarter of 2010 includes increased pension and other employee benefit costs, compared to the third quarter of 2009, and partial recognition of expenses related to the pending closure of the Company’s West Fargo, North Dakota, manufacturing facility in April 2010.
Amortization expense, a noncash item, was $18.6 million in the third quarter of 2010, primarily reflecting the impact of intangible assets associated with the Folgers transaction. Noncash impairment charges of $9.8 million were recognized in the third quarter of 2010 resulting from the write-down to estimated fair value of certain of the Company’s intangible assets, primarily the Europe’s Best® trademark in Canada. Approximately $27.2 million of intangible assets related to the Europe’s Best® business remain after the impairment charge.
Driven by gross profit improvements, operating income increased 55 percent in the third quarter of 2010, compared to 2009, and improved from 11.5 percent to 17.4 percent of net sales.
For the first nine months of 2010, gross profit increased $504.3 million, compared to the same period in 2009, and increased from 31.7 percent of net sales in 2009 to 38.4 percent in 2010. The majority of the gross profit increase resulted from the additional Folgers business. For the first nine months of 2010, SD&A increased 32 percent, compared to 2009, and was unchanged as a percentage of net sales at 18.3 percent in both years.
Operating income increased $315.6 million during the first nine months of 2010, compared to the same period in 2009, and increased from 10.9 percent of net sales in 2009 to 17.2 percent in 2010. The operating margin improvement in 2010 reflects the increase in gross margin and lower merger and integration costs, offset by the impact of higher amortization expense and impairment charges in 2010, compared to 2009.
Other
Interest income decreased $1.5 million and $2.7 million during both the third quarter and first nine months of 2010, compared to 2009, respectively, due to a lower overall weighted-average interest rate in both periods and a decrease in the average invested balance in the third quarter of 2010, compared to 2009.
Interest expense decreased $7.7 million during the third quarter of 2010, compared to 2009, resulting from a decrease in borrowings outstanding during the quarter as scheduled debt repayments of $75.0 million and $550.0 million were made in June and November 2009, respectively. However, interest expense increased $6.6 million during the first nine months of 2010, compared to 2009, reflecting increases in the Company’s debt obligations associated with the Folgers transaction, prior to the repayments.
Income tax expense increased $25.3 million and $106.5 million during the third quarter and first nine months of 2010, compared to 2009, respectively. The effective tax rate decreased to 31.3 percent in the third quarter of 2010, compared to 31.8 percent in 2009, reflecting the impact of reduced effective rates in Canada. However, the effective tax rate increased for the first nine months to 33.7 percent in 2010 from 32.7 percent in 2009, reflecting the higher effective tax rate associated with the Folgers business.
Segment Results

	Three Months Ended January 31,			Nine Months Ended January 31,
			%			%
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(Dollars in millions)

Net sales:
U.S. retail coffee market	$471.5	$432.0	9%	$1,282.8	$432.0	197%
U.S. retail consumer market	273.8	270.5	1%	854.9	846.1	1%
U.S. retail oils and baking market	244.2	278.8	(12%)	742.5	810.2	(8%)
Special markets	216.5	201.3	8%	656.0	601.0	9%

Segment profit:
U.S. retail coffee market	$148.6	$91.9	62%	$424.4	$91.9	362%
U.S. retail consumer market	66.5	62.8	6%	204.5	190.6	7%
U.S. retail oils and baking market	39.2	47.5	(17%)	115.9	106.5	9%
Special markets	38.6	25.3	53%	108.1	72.5	49%

Segment profit margin:
U.S. retail coffee market	31.5%	21.3%		33.1%	21.3%
U.S. retail consumer market	24.3%	23.2%		23.9%	22.5%
U.S. retail oils and baking market	16.1%	17.0%		15.6%	13.1%
Special markets	17.8%	12.6%		16.5%	12.1%

Segment performance for the three-month and nine-month periods ended January 31, 2009, has been reclassified to include Canadian Folgers results in the special markets segment, rather than in the U.S. retail coffee market segment, consistent with 2010 presentations.

U.S. Retail Coffee Market
The U.S. retail coffee market segment net sales increased nine percent in the third quarter of 2010, including the additional five days of sales totaling approximately $29.2 million, compared to the third quarter of 2009. Volume increased approximately four percent, compared to the same full three-month period last year, which included the five-day period prior to the merger. The Folgers® brand contributed the majority of the volume increase, compared to last year, while the continued growth of Dunkin’ Donuts® coffee in the gourmet category also contributed double-digit growth.
The U.S. retail coffee market segment profit increased 62 percent to $148.6 million in the third quarter of 2010, compared to 2009, and improved to 31.5 percent of net sales from 21.3 percent in 2009. Last year’s coffee segment margins included unfavorable merger-related inventory valuation adjustments and higher marketing and promotional expense recognition. The current quarter margin was favorably impacted by lower green coffee costs.
For the first nine months of 2010, the U.S. retail coffee market segment contributed $1,282.8 million to net sales. Compared to the same nine-month period last year, including the period prior to the transaction, volume increased approximately five percent. Again, strong growth in the Folgers® brand contributed over three-quarters of the volume increase, compared to last year, and continued growth of Dunkin’ Donuts® coffee in the gourmet category contributed the remainder.
For the first nine months of 2010, the U.S. retail coffee market segment contributed $424.4 million in segment profit representing a 33.1 percent margin.
U.S. Retail Consumer Market
U.S. retail consumer market segment net sales for the third quarter of 2010 increased one percent, compared to the third quarter of 2009. Total volume in the U.S. retail consumer market increased four percent, compared to the third quarter last year, with gains in Hungry Jack® pancake mixes and syrups, Jif® peanut butter, and Smucker’s® fruit spreads. Volume gains were mostly offset by increases in promotional spending, sales mix, and price declines on selected items.
The U.S. retail consumer market segment profit increased six percent for the third quarter of 2010, compared to the same period in 2009, mainly due to lower raw material and freight costs offset by a 14 percent increase in marketing expense. Segment profit margin improved from 23.2 percent in the third quarter of 2009 to 24.3 percent in 2010.
For the first nine months of 2010, the U.S. retail consumer market segment net sales increased one percent, compared to the first nine months of 2009, as volume gains of four percent were reduced by sales mix. Segment profit increased seven percent for the first nine months of 2010, compared to 2009, and improved to 23.9 percent in 2010 from 22.5 percent of net sales in 2009.
U.S. Retail Oils and Baking Market
Total volume in the U.S. retail oils and baking market segment was up three percent in the third quarter of 2010, compared to 2009, with gains in the Pillsbury® and Crisco® brands offset by modest declines in canned milk. Net sales in the U.S. retail oils and baking market were down 12 percent for the third quarter of 2010, compared to 2009, reflecting the full impact of price declines taken during last year’s third quarter and increased promotional spending across the segment.
The U.S. retail oils and baking market segment profit decreased 17 percent for the third quarter of 2010, compared to the same period in 2009, resulting in a segment profit margin of 16.1 percent, compared to 17.0 percent in 2009. Last year’s third quarter benefited from the favorable impact of a partial reversal of unrealized mark-to-market adjustments on commodity instruments, previously recognized in the second quarter. A less favorable product mix, reflecting a higher proportion of flour sales, and a higher portion of sales sold on promotion reduced segment margin in the third quarter of 2010, compared to 2009.
For the first nine months of 2010, the U.S. retail oils and baking market segment net sales decreased eight percent, compared to the first nine months of 2009, reflecting the impact of pricing and increased promotional spending, as volume increased four percent. Segment profit increased nine percent for the first nine months of 2010, compared to 2009, and improved from 13.1 percent of net sales in 2009 to 15.6 percent in 2010.
Special Markets
Net sales in the special markets segment increased eight percent, in the third quarter of 2010, compared to 2009, due to a favorable exchange rate impact of $14.2 million and an additional five days of Folgers sales totaling approximately $2.6 million. Net sales, excluding acquisitions and foreign exchange, decreased one percent in the third quarter of 2010, compared to 2009.
Volume increased six percent in the third quarter of 2010, compared to 2009. Gains in Canada’s baking and spreads categories, coffee in the foodservice and export businesses, and the natural foods business were offset somewhat by declines in foodservice portion control. The impact of volume growth was more than offset by mix and increases in promotional spending.
Special markets segment profit increased 53 percent for the third quarter of 2010, compared to 2009, primarily due to lower raw material costs and the impact of increased coffee sales. Profit margin for the quarter improved from 12.6 percent in the third quarter of 2009 to 17.8 percent in 2010.
For the first nine months of 2010, special markets segment net sales increased nine percent, compared to the first nine months of 2009, including the contribution from Folgers. Excluding the impact of acquisition and foreign exchange, special market net sales decreased five percent in the first nine months of 2010, compared to 2009.
Special markets segment volume, excluding the impact of acquisitions, was flat in the first nine months of 2010, compared to 2009, as coffee gains in foodservice and export businesses offset declines in the natural foods business and foodservice portion control. Segment profit increased 49 percent for the first nine months of 2010, compared to 2009, and profit margin improved to 16.5 percent in 2010 from 12.1 percent in 2009.
Financial Condition – Liquidity and Capital Resources
Liquidity

	Nine Months Ended January 31,
(Dollars in thousands)	2010	2009

Net cash provided by operating activities	$508,686	$289,010
Net cash used for investing activities	(97,077)	(146,285)
Net cash (used for) provided by financing activities	(746,984)	50,321

On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facilities. Total cash and cash equivalents at January 31, 2010, were $125.6 million compared to $456.7 million at April 30, 2009.
Cash provided by operations in the first nine months of 2010 was $508.7 million, an increase of $219.7 million, compared to $289.0 million in 2009, resulting primarily from the additional Folgers business. The Company used significant cash during the first half of 2010 for seasonal fruit and vegetable procurement, the buildup of inventories to support the Fall Bake and Holiday period, and the additional increase of coffee inventory in advance of the Atlantic hurricane season. Increased cash provided by operations is generated in the second half of the year, compared to the first half of the year, upon completion of the Company’s key promotional periods.
Cash used for investing activities was approximately $97.1 million in the first nine months of 2010, consisting primarily of capital expenditures, compared to cash used for investing of approximately $146.3 million in 2009, including the use of approximately $72.1 million for acquisitions, primarily the Knott’s Berry Farm® business and Folgers.
Cash used for financing activities during the first nine months of 2010 was approximately $747.0 million, consisting primarily of the repayments of $275.0 million and $350.0 million of long-term debt and bank notes payable, respectively, and quarterly dividend payments of $124.6 million. Cash provided by financing activities during the first nine months of 2009 consisted primarily of the proceeds from the Company’s $400.0 million Senior Note placement. A portion of the proceeds was used to fund the payment of a $5.00 per share one-time special dividend, totaling approximately $274.2 million, on October 31, 2008. In addition, quarterly dividend payments of approximately $72.8 million were made in the first nine months of 2009.
Capital Resources
The following table presents the Company’s capital structure:

	January 31, 2010	April 30, 2009
	(Dollars in thousands)
Note payable	$—	$350,000
Current portion of long-term debt	10,000	276,726
Long-term debt	900,000	910,000

Total debt	$910,000	$1,536,726
Shareholders’ equity	5,240,244	4,939,931

Total capital	$6,150,244	$6,476,657

In addition to borrowings outstanding, the Company has available a $180.0 million revolving credit facility with a group of three banks that expires in 2011 and a $400.0 million, three-year, revolving credit facility with a group of five banks that expires in 2012. No amounts were outstanding against revolving credit facilities at January 31, 2010.
During the first nine months of 2010, the Company repaid $350.0 million of Folgers’ bank debt and $275.0 million of Senior Notes utilizing a combination of cash on hand and borrowings against the $180.0 million credit facility. The Company subsequently paid off the borrowings against the credit facility and no amounts were outstanding on the facility at January 31, 2010.
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
Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at January 31, 2010, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated since it is at a fixed rate until maturity. Based on the Company’s overall interest rate exposure as of and during the three-month and nine-month periods ended January 31, 2010, including derivative and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. Interest rate risk can also be measured by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on a hypothetical one-percentage point decrease in interest rates at January 31, 2010, the fair value of the Company’s long-term debt would increase by approximately $49.8 million.
Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2010, are not expected to result in a significant impact on future earnings or cash flows.
Revenues from customers outside the U.S. represented approximately 10 percent and nine percent of net sales during the three-month and nine-month periods ended January 31, 2010, respectively. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.
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

(Dollars in thousands)	January 31, 2010	April 30, 2009

Raw material commodities:
High	$20,684	$16,374
Low	2,125	3,949
Average	12,099	9,785

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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as well as the following:
•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, and peanuts are procured and the related impact on costs;

•	risks associated with hedging, derivative, and purchasing strategies employed by the Company to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact the Company’s liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement price changes;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food safety concerns involving either the Company or its competitors’ products;

•	the impact of natural disasters, including crop failures and storm damage;

•	the concentration of certain of the Company’s businesses with key customers and suppliers and the ability to manage and maintain key relationships;

•	the loss of significant customers or a substantial reduction in orders from these customers or the bankruptcy of any such customer;

•	changes in consumer coffee preferences, and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of the Company’s capital expenditures and merger and integration costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the outcome of current and future tax examinations, changes in tax laws and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•	the other factors described under “Risk Factors” in registration statements filed by the Company with the Securities and Exchange Commission and in the other reports and statements filed by the Company with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and proxy materials.

Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this quarterly report. The Company does not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of January 31, 2010 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares That
	Total Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs

November 1, 2009 - November 30, 2009	30,356	$57.34	—	3,744,222
December 1, 2009 - December 31, 2009	—	—	—	3,744,222
January 1, 2010 - January 31, 2010	5,138	52.71	—	3,744,222

Total	35,494	$56.67	—	3,744,222

     Information set forth in the table above represents activity in the Company’s third fiscal quarter.
(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to 10 million common shares. Share repurchases will occur at management’s discretion with no established expiration date. The Company has repurchased a total of 6,255,778 common shares since November 2004 under the buyback program authorized by the Company’s Board of Directors. At January 31, 2010, 3,744,222 common shares remain available for repurchase under this program. Under the transaction agreement relating to the Folgers transaction and related ancillary agreements, the Company may repurchase common shares only under specific conditions. As a result, the Company does not anticipate that it will repurchase shares for a period of at least two years following the closing of the merger on November 6, 2008.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 27 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 11, 2010	THE J. M. SMUCKER COMPANY

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