Form 10-K
period 2010-04-30
SMUCKER J M CO
filed 2010-06-24
CIK 91419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
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
     Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2009, was $5,913,140,422. As of June 23, 2010, 119,471,560 common shares of The J. M. Smucker Company were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 18, 2010, are incorporated by reference into Part III of this Report, and certain sections of the registrant’s 2010 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.
The exhibit index for this Report begins on page 24.

PART I
Item 1. Business.
          The Company. The J. M. Smucker Company (the “Company”) was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker’s (a registered trademark), operates principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis, although the majority of the Company’s sales are in the U.S. The Company’s operations outside the U.S. are principally in Canada although products are exported to other countries as well. Sales outside the U.S. represented approximately 10 percent of total consolidated Company sales for fiscal 2010. The Company’s branded food products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.
          On November 6, 2008, the Company completed a merger transaction with The Folgers Coffee Company (“Folgers”), a subsidiary of The Procter & Gamble Company (“P&G”). The value of the transaction was approximately $3.7 billion, including the issuance of common shares of the Company in connection with the merger and $350 million of Folgers debt. Under the terms of the transaction agreements, P&G distributed common shares of Folgers to participating P&G shareholders which were then automatically converted into the right to receive common shares of the Company in the merger. Immediately following the merger, P&G shareholders and pre-merger Company shareholders owned approximately 53.5 percent and 46.5 percent, respectively, of the Company’s approximately 118 million common shares outstanding. The merger was accounted for as a purchase business combination, with the Company treated as the acquiring entity.
          The Company has four reportable segments: U.S. Retail Coffee Market, U.S. Retail Consumer Market, U.S. Retail Oils and Baking Market, and Special Markets. The Company’s three U.S. retail market segments in total comprised over 80 percent of the Company’s net sales in fiscal 2010 and represent a major portion of the strategic focus area for the Company — the sale of branded food products with leadership positions to consumers through retail outlets in North America. The Special Markets segment represents sales outside of the U.S. retail markets and includes the Company’s Canada, foodservice, natural foods (formerly beverage), and international businesses.
          Principal Products. The principal products of the Company, which are sold across the Company’s U.S. retail market segments and Special Markets segment, are coffee, peanut butter, shortening and oils, fruit spreads, canned milk, baking mixes and ready-to-spread frostings, flour and baking ingredients, juices and beverages, frozen sandwiches, dessert toppings, syrups, and pickles and condiments.
          Product sales information for the years 2010, 2009, and 2008 is incorporated herein by reference to information set forth in the Company’s 2010 Annual Report to Shareholders, on pages 43 through 45 under “Note D: Reportable Segments.”
          In each of the U.S. retail market segments, the Company’s products are primarily sold through a combination of direct sales and through brokers to food retailers, food wholesalers, drug stores, club stores, mass merchandisers, discount and dollar stores, and military commissaries. In the Special Markets segment, the Company’s products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, schools and universities, and healthcare operators), health and natural foods stores and distributors.
          Sources and Availability of Raw Materials. The raw materials used by the Company in each of its segments are primarily commodities and agricultural-based products. Glass, plastic, steel cans, caps, carton board, and corrugate are the principal packaging materials used by the Company. The fruit and vegetable raw materials used by the Company in the production of its food products are purchased from independent growers and suppliers. Green coffee, peanuts, edible oils, sweeteners, milk, flour, corn, and other ingredients are obtained from various suppliers. The costs of many of these commodities have fluctuated, and may continue to fluctuate, over time. The Company uses basis contracts, and commodity futures and options to manage price volatility for a significant portion of its commodity costs. Green coffee is sourced solely from foreign countries and its supply and price are subject to high volatility due to factors such as weather, pest damage, and political and economic conditions in the source countries. Raw materials are generally available from numerous sources although the Company has elected to source certain plastic packaging materials from single sources of supply pursuant to long-term contracts. While availability may vary year-to-year, the Company believes that it will continue to be able to obtain adequate supplies and that alternatives to single-sourced materials are available. The Company has not historically encountered significant shortages of key raw materials. The Company considers its relationship with key raw material suppliers to be good.
          Trademarks and Patents. The Company’s products are produced under certain patents and marketed under numerous trademarks owned or licensed by the Company or one of its subsidiaries. Major trademarks, utilized primarily in the U.S. retail market segments, include: Folgers®, Dunkin’ Donuts®, and Millstone® in the U.S. Retail Coffee segment; Smucker’s®, Jif®, Hungry Jack®, Uncrustables®, Snack’n Waffles, Dickinson’s®, Crosse & Blackwell®, Adams®, Laura Scudder’s®, Goober®, Golden Temple® and Magic Shell® in the U.S. Retail Consumer Market segment; and Crisco®, Pillsbury®, Eagle Brand®, Borden® and Elsie design, Martha White®, LaPina®, White Lily®, Softasilk®, Funfetti®, and Pet® in the U.S. Retail Oils and Baking Market segment.
          Major trademarks utilized in the Special Markets segment include: Folgers®, Smucker’s®, Jif®, Crisco®, Plate Scapers®, Bick’s®, Five Roses®, Robin Hood®, Carnation®, Europe’s Best®, R. W. Knudsen Family®, Santa Cruz Organic®, Double Fruit®, Recharge®, and Red River®.
          Dunkin’ Donuts® is a registered trademark of DD IP Holder LLC used by the Company under license (the “Dunkin’ License”). The terms of the Dunkin’ License include the payment of royalties to DD IP Holder LLC and other financial commitments by the Company. The Dunkin’ License is in effect until January 1, 2034. Pillsbury®, the Barrelhead logo, and Doughboy character are trademarks of The Pillsbury Company, LLC and are used by the Company under a 20-year, perpetually renewable, royalty-free license. Borden® and the Elsie design are trademarks used by the Company on certain products under a perpetual, exclusive, and royalty-free license. Carnation® is a trademark of Société des Produits Nestlé S.A. used by the Company’s Canadian subsidiary for certain canned milk products in certain territories under an exclusive and royalty-free license with an initial term of 10 years, renewable by the Company for two successive five-year terms and which becomes perpetual at the end of the renewal terms under certain circumstances. In addition, the Company or one of its subsidiaries licenses the use of several other trademarks, none of which individually is material to the Company’s business.
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
          The Company considers all of its intellectual property and the Pillsbury®, Dunkin’ Donuts®, BORDEN® and Elsie design, and Carnation® licenses, taken as a whole, to be essential to its business.
          Seasonality. The Company’s U.S. Retail Coffee Market and U.S. Retail Oils and Baking Market businesses are particularly seasonal around the “fall bake” and holiday period, which generally results in higher sales and profits in the Company’s second and third quarters. The Company’s success in promoting and merchandising its baking and coffee brands during the “fall bake” and holiday period has a significant impact on its results for a fiscal year. The back-to-school period and the spring holiday season are two other important promotional periods for the Company, although their impact to the Company is not as significant as the “fall bake” and holiday period.

          Working Capital. Working capital requirements are greatest during the first half of the Company’s fiscal year mainly due to the timing of fruit and vegetable procurement, the buildup of coffee, oil, and baking inventories necessary to support the “fall bake” and holiday period, and the further buildup of coffee inventory in advance of the Atlantic hurricane season.
          Customers. Sales to Wal-Mart Stores, Inc. and its subsidiaries amounted to approximately 27 percent, 24 percent, and 20 percent of net sales in 2010, 2009, and 2008, respectively. These sales are primarily included in the U.S. retail market segments. No other customer exceeded 10 percent of net sales during 2010, 2009, and 2008.
          During 2010, the Company’s top 10 customers, collectively, accounted for approximately 58 percent of consolidated net sales. Although the loss of any large customer for an extended length of time could negatively impact the Company’s sales and profits, the Company does not anticipate that this will occur to a significant extent due to strong consumer demand for the Company’s products.
          Orders. Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.
          Government Business. No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the government.
          Competition. The Company is the branded market leader in the coffee, peanut butter, shortening, sweetened condensed milk, fruit spreads, dessert toppings, and health and natural foods beverages categories. The Company’s business is highly competitive as all of its U.S. retail market segments’ brands compete for retail shelf space with other branded products as well as private label products.
          The continued growth of alternative store formats, product and packaging innovations, technological advances, and new industry techniques are all issues for companies in the food industry to consider in order to remain competitive. The primary ways in which products are distinguished are product quality, price, packaging, new product introductions, nutritional value, convenience, advertising, and promotion. Positive factors pertaining to the Company’s competitive position include well-recognized brands, superior product quality, experienced brand management, a single national grocery broker in the U.S., varied product offerings, product innovation, excellent customer service, and a strong distribution network.
          The Company historically has seen accelerated private label growth during challenging economic times. The Company estimates that during the economic recession of the past two years, private label grew more than during past recessions partly due to the unprecedented run up in commodity costs, increased emphasis by retailers, and improvements in private label quality. The Company believes that both private label and leading brands play an important role in all of the food categories in which it competes, appealing to different consumer segments. The Company closely monitors the price gap or price premium between its brands and private label, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.
          In the U.S. Retail Coffee Market segment, the Folgers® brand competes in the highly competitive U.S. packaged roast and ground coffee market with other retail coffee roasters such as Maxwell House, Yuban, and Nescafe. The Company also competes in the premium gourmet coffee market through its Millstone® and Folgers® Gourmet SelectionsTM brands, as well as through sales of Dunkin’ Donuts® licensed retail packaged coffee products with other brands such as Starbucks, Eight O’Clock, and Seattle’s Best. During 2010, the Company entered into a manufacturing and distribution agreement with Green Mountain Coffee Roasters, Inc. and Keurig, Inc. for the introduction of Folgers® Gourmet SelectionsTM and Millstone® premium coffees through Keurig’s innovative K-Cup® coffee system. Introduction of the Company’s K-Cup® products is expected in the fall of 2010.

          In the U.S. Retail Consumer Market segment, the Jif® brand has been a leader in the peanut butter category for over 20 years, while the Company’s natural peanut butter business, sold under the Smucker’s®, Adam’s®, Laura Scudder’s® and Jif® brands, maintains a strong leadership position in the natural peanut butter category. The Company’s fruit spread brands, including Smucker’s®, Dickinson’s®, and Knott’s Berry Farm®, hold the leading position in the fruit spreads category and compete with Welch’s branded line of fruit spreads and many private label brands. The competing brands exist on both a national and a regional level. The Company’s Hungry Jack® brand competes in the pancake mix and table syrup category. The Company competes with several major national as well as private label brands in these categories. During 2010, the Company divested its potato side dish product line and entered into a licensing agreement with the purchaser for their use of the Hungry Jack® brand. The Company maintains ownership of the brand.
          In the U.S. Retail Oils and Baking Market segment, Crisco® has historically been a leader in the shortening and cooking oils categories. Crisco® holds the leading branded position in the shortening category and competes with other branded competitors for the leading branded position in the oils category. The oils category in which Crisco® competes is highly competitive with private label competitors maintaining the largest share of the category. The category is also significantly impacted by volatile commodity pricing. The Company’s Pillsbury® brand competes in the dessert and baking mixes (“DBM”) market that includes mixes for cakes, cookies, brownies, muffins, and quick breads, as well as ready-to-spread frostings and ingredients used in scratch baking such as flour. Within the DBM category, the Company competes primarily with the Betty Crocker and Duncan Hines brands and many private label and regional brands. The Company competes in the canned milk category with both branded and nonbranded products. The Company is the branded market leader in the sweetened condensed category with its Eagle Brand® and Magnolia® brands and has significant sales with production of private label brands. In the evaporated milk category, the Company has a significant presence with its production of private label brands and the Pet® brand where it competes primarily with one major national brand.
          Research and Development. The Company predominantly utilizes in-house resources to both develop new products and improve existing products in each of its business areas. Amounts expensed for product development were $20,963,000, $14,498,000, and $9,547,000 in 2010, 2009, and 2008, respectively.
          Environmental Matters. The Company considers environmental sustainability to be its responsibility as a good corporate citizen and a key strategic focus area for the Company. The Company has implemented and manages a variety of programs, including the utilization of renewable energy technology, improved wastewater management, increased usage of sustainable raw materials, and reuse of resources rather than consuming new ones, in support of its commitment to environmental sustainability. The Company continues to evaluate and modify its processes on an ongoing basis to further reduce its impact on the environment and reduce waste.
          Compliance with the provisions of enacted or pending federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon the Company’s capital expenditures, earnings, or competitive position in 2011.
          Employees. At April 30, 2010, the Company had approximately 4,850 full-time employees, worldwide. Approximately 32 percent of these employees, located at 10 facilities, are covered by union contracts. These contracts vary in term depending on the location. The Company believes its relations with its current employees are good.
          Financial Information about Industry Segments and Geographical Areas. The financial information required to be included in this item concerning reportable industry segments and international operations for the years 2010, 2009, and 2008 is incorporated herein by reference to information set forth in the Company’s 2010 Annual Report to Shareholders, on pages 43 through 45, under “Note D: Reportable Segments.” The Company’s international operations are primarily in Canada with risks similar to those associated with the U.S. retail markets. The Company’s Canada sales primarily represent the sale of

Canadian produced products to Canadian customers.
          Forward-Looking Statements. This report includes forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected or projected results. The descriptions of risks and uncertainties relating to forward-looking statements is incorporated herein by reference to information set forth in the Company’s 2010 Annual Report to Shareholders under the caption “Forward-Looking Statements” on pages 28 and 29.
          Available Information. Access to all Securities and Exchange Commission (“SEC”) filings made by the Company, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on the Company’s Web site (www.smuckers.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.
Item 1A. Risk Factors.
          The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described below should be carefully considered, together with the other information contained or incorporated by reference in this Report and in the Company’s other filings with the SEC, in connection with evaluating the Company, its business and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.
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

In particular, consumers, public health officials, and government officials are becoming increasingly concerned about the public health consequences associated with weight management, particularly among young people. Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of the Company’s products and marketing programs. Although the Company strives to respond to consumer preferences and social expectations, it may not be successful in these efforts. Increasing public concern regarding health issues and failure to satisfy consumer preferences could decrease demand for the Company’s products and adversely affect the Company’s profitability.

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

The Company believes that maintaining and continually enhancing the value of its brands is critical to the success of its business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on the Company’s ability to provide high quality products. Brand value could diminish significantly as a result of a number of factors, such as if the Company fails to preserve the quality of its products, if the Company is perceived to act in an irresponsible manner, if the Company or its brands otherwise receive negative publicity, if the brands fail to deliver a consistently positive consumer experience or if the products become unavailable to consumers. If the Company’s brand values are diminished, the Company’s revenues and operating results could be materially adversely affected. In addition, anything that harms the Pillsbury®, Carnation®, Borden®, or Dunkin’ Donuts® brand could adversely affect the success of the Company’s exclusive licensing agreements with the owners of these brands.

•	The Company’s proprietary coffee brands, packaging designs, and roasting methods are essential to the value of the coffee business and the inability to protect these could harm the value of its brands and adversely affect the Company’s sales and profitability.

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

Additionally, the Company considers its proprietary roasting methods essential to the consistent flavor and richness of its coffee products and, therefore, essential to its brands. Because many of the roasting methods used by the Company are not protected by patents, it may be difficult for the Company to prevent competitors from copying its roasting methods if such methods become known. The Company also believes that its packaging innovations, such as brick packaging technology and its AromaSealTM canisters, are important to the coffee business’ marketing and operational efforts. If the Company’s competitors copy its roasting or packaging methods or develop more advanced roasting or packaging methods, the value of the Company’s coffee brands may be diminished, and the Company could lose customers to its competitors.

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

The Company has consolidated its production capacity for certain products into single manufacturing sites. In addition, the Company has announced plans to further consolidate its coffee, fruit spreads, syrups, and topping production as part of its current restructuring project. The Company could experience a production disruption at these or any of its manufacturing sites resulting in a reduction or elimination of the availability of some of the Company’s products. If the Company is not able to obtain alternate production capability in a timely manner, a negative impact on the Company’s operations could result.

•	The Company’s business could be harmed by strikes or work stoppages.

As of April 30, 2010, approximately 32 percent of the Company’s employees, located at 10 facilities, are covered by union contracts. These contracts vary in term depending on location. The Company cannot assure that it will be able to negotiate these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under collective bargaining agreements with labor unions, the Company’s business, financial condition, and results of operations could be materially adversely affected.

•	If there is a significant interruption in the operation of any of the Company’s facilities, third-party distribution centers, or supplier’s facilities, the Company may not have the capacity to service its customers in a timely manner, thereby reducing its revenues and earnings.

A significant interruption in the operation of any of the Company’s facilities, third-party distribution centers, or supplier’s facilities, whether as a result of a natural disaster, flu pandemic, or other causes, could significantly impair the Company’s ability to operate its business. Notably, approximately 80 percent of the Company’s current coffee production capabilities are in New Orleans, Louisiana. After completion of the Company’s current restructuring project, substantially all of the Company’s coffee production will be in New Orleans which is subject to risks associated with hurricane and other weather-related events. For example, in August 2005, Hurricane Katrina caused catastrophic damage to the New Orleans area. Following the hurricane, production at the New Orleans facility was interrupted for approximately two months, resulting in a significant decline in coffee revenues for the first half of fiscal 2006. A similar significant interruption in the operation of one of the Company’s facilities, third-party distribution centers, or supplier’s facilities may affect its ability to service all of its customers, and business may be lost to its competitors, resulting in a material adverse effect to the Company’s revenues, earnings, and financial position.

•	The effects of a potential pandemic illness could adversely affect the Company’s businesses.

An outbreak of pandemic illness in a given location could severely interfere with and substantially disrupt the Company’s supply chain impacting the manufacture and/or shipment of the Company’s products, which could have a material adverse effect on its operations. A prolonged recurrence of a pandemic illness could also adversely affect the Company’s customers and cause an immediate and prolonged drop in consumer demand for the Company’s products. Any of these events could adversely affect the Company’s financial condition and results of operations. The general impact, if any, of a pandemic illness on the Company’s operations, its results of operations and financial condition is highly speculative, cannot be accurately predicted or quantified, and would depend on numerous factors, including the rate of contagion, the regions most affected, the effectiveness of treatment for the infected population and the rates of mortality and morbidity.

•	A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect the Company’s consolidated operating results and net worth.

A significant portion of the Company’s assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a noncash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of the Company’s common shares, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. At April 30, 2010, the carrying value of goodwill and other intangible assets totaled approximately $5.8 billion, compared to total assets of approximately $8.0 billion and total shareholders’ equity of approximately $5.3 billion.

•	The results of the Company may be adversely impacted as a result of limited availability and increases in the price of raw materials, including agricultural commodities and fuel.

The Company utilizes many different commodities and agricultural products in the manufacturing of its products including green coffee, peanuts, corn sweeteners, edible oils, sugar, fruit, wheat, milk, and cocoa. In addition, natural gas and fuel oil are necessary components of the manufacturing process, packaging, and distribution of the Company’s products. These commodities and agricultural products are subject to price volatility caused by commodity market fluctuations, the quality and availability of supply, weather, currency fluctuations, speculative influences, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. Although the Company utilizes forward contracts and commodity futures and option contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in the Company’s raw material and energy costs. The Company may be limited in its ability to pass these cost increases on in the form of price increases or may incur a decrease in sales volume to the extent pricing increases are taken.
•	Loss or interruption of supply from single-source suppliers of raw materials could have a disruptive effect on the Company’s business and adversely affect its results of operations.

The Company has elected to source certain raw materials, such as packaging for its most popular Folgers® coffee products, as well as its Jif® peanut butter and Crisco® oil products, from single sources of supply. While the Company believes that alternative sources of these packaging materials could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a single-source supplier would result in additional costs, could have a disruptive short-term effect on the Company’s business and could adversely affect its results of operations.

•	The Company’s efforts to manage commodity and other price volatility through derivative instruments could adversely affect its results of operations and financial condition.

The Company uses derivative instruments, including commodity futures and options, to reduce the price volatility associated with anticipated commodity purchases. The extent of the Company’s derivative position at any given time depends on the Company’s assessment of the markets for these commodities. If the Company fails to take a derivative position and costs subsequently increase, or if it institutes a position and costs subsequently decrease, the Company’s costs may be greater than anticipated and financial results could be adversely affected. In addition, the Company’s liquidity may be adversely impacted by the cash margin requirements of the commodities exchanges or the failure of a counterparty to perform in accordance with a contract.

•	Increases in logistics and other transportation-related costs could adversely impact the Company’s results of operations. The Company’s ability to competitively serve customers depends on the availability of reliable transportation.

Logistics and other transportation-related costs have a significant impact on the Company’s earnings and results of operations. The Company uses multiple forms of transportation to bring the Company’s products to market. They include ships, trucks, intermodals, and railcars. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, labor shortages in the transportation industry, service failures by third-party service providers, accidents or natural disasters (which may impact the transportation infrastructure or demand for transportation services), could have an adverse effect on the Company’s ability to serve its customers, and could have a material adverse effect on financial performance.

In April 2010, the Deepwater Horizon, an unrelated, third-party operated offshore drilling platform, exploded and caused an oil spill in the Gulf of Mexico. Green coffee and other raw materials used in the Company’s coffee businesses are transported through the Port of New Orleans. As of April 30, 2010, the oil spill had not been contained and could disrupt shipping traffic in and out of the Port of New Orleans and other ports. Such a disruption could increase the Company’s transportation-related costs, which could adversely affect its results of operations.

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

•	The Company may be unable to maintain or improve its profit margins in the consolidating retail environment. In addition, the loss of the Company’s largest customer could negatively impact its sales and profits.

Sales to Wal-Mart Stores, Inc. and its subsidiaries amounted to approximately 27 percent of the Company’s net sales in 2010. These sales are primarily included in the three U.S. retail market segments. Trade receivables at April 30, 2010, included amounts due from Wal-Mart Stores, Inc. and its subsidiaries of approximately $61.2 million. During 2010, the Company’s top 10 customers, collectively, accounted for approximately 58 percent of consolidated net sales. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. The Company’s customers are generally not contractually obligated to purchase from the Company. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales. Additionally, the Company’s customers may face financial or other difficulties that may impact their operations and their purchases from the Company, which could adversely affect results of operations. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of the Company’s products. If sales of products to one or more of these customers are reduced, this reduction may have a material adverse effect on the Company’s business, financial condition, and results of operations. Bankruptcy or other business disruption of a significant customer could adversely affect the Company’s results of operations.

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

•	Changes in tax, environmental, or other regulations and laws or failure to comply with existing licensing, trade, and other regulations and laws could have a material adverse effect on the Company’s financial condition.

The Company’s operations are subject to regulation by the U.S. Departments of Agriculture, Commerce, and Labor, the U.S. Food and Drug Administration, and the U.S. Federal Trade Commission, as well as similar and other authorities of Canada, various state, provincial and local governments, and voluntary regulatory and trade associations.

The manufacturing, marketing, packaging, labeling, and distribution of food products are each subject to governmental regulation that is increasingly extensive, encompassing such matters as ingredients, advertising, relations with distributors and retailers, health, safety, and the environment. Additionally, the Company is routinely subject to new or modified tax and securities regulations, other laws and regulation, and accounting and reporting standards.

In the U.S., the Company is required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, laws governing equal employment opportunity, and various other federal statutes and regulations. The Company is also subject to various state and local statutes and regulations. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly referred to as “Proposition 65”) requires that a specific warning appear on any product sold in the State of California that contains a substance listed by that state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. If the Company is required to add warning labels to any of its products or place warnings in certain locations where its products are sold as a result of Proposition 65, sales of those products could suffer not only in those locations but elsewhere.
Complying with new regulations and laws, or changes to existing regulations and laws, or their application could increase the Company’s production costs or adversely affect the Company’s sales of certain products. In addition, the Company’s failure or inability to comply with applicable regulations and laws could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on the Company’s business and financial condition.

•	Changes in climate or legal, regulatory or market measures to address climate change may negatively affect the Company’s business and operations.

While scientific consensus on the existence, potential causes, or likely outcomes of global climate change has not yet been reached, researchers continue to aggressively explore this issue. However, there already exists significant political and scientific concern that emissions of carbon dioxide and other greenhouse gases may alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The emission of such greenhouse gases may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change may have a negative effect on agricultural productivity, the Company may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for its products, such as green coffee, peanuts, corn sweeteners, edible oils, sugar, wheat, milk, cocoa, and various fruits and vegetables. The Company may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact its manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of facilities or the operation of the Company’s supply chain.

Increasing concern over climate change also may result in more regulatory requirements related to greenhouse gases. Many states have announced or adopted programs to stabilize and reduce greenhouse gas emission, and federal legislation has been proposed in Congress. It is possible that federal legislation limiting greenhouse gas emissions may be imposed in the U.S. in the future. In the event that regulations are enacted and are more rigorous than existing regulations, the Company may experience significant increases in costs of operation and delivery. In particular, increased regulation of utility providers, fuel emissions, or suppliers could substantially increase the Company’s operating, distribution, or supply chain costs. The Company could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of the Company’s operations on climate change. As a result, climate change could negatively affect the Company’s results of operations, cash flows, or financial position.

•	The results of the Company may be adversely impacted as a result of changes in defined benefit pension and other postretirement plan factors or regulations.

The Company has defined benefit pension plans covering certain of its U.S. and Canadian employees. In addition to the defined benefit pension plans, the Company sponsors several unfunded, defined postretirement plans. The Company’s obligations and expense associated with these plans are recorded in the Company’s financial statements based on assumptions related to inflation, investment returns, mortality, employee turnover, rate of compensation increases, medical costs, and discount rates. Changes in regulations governing these plans, changes in plan assumptions, and differences between assumed and actual investment returns and interest rates can cause volatility in recorded assets, liabilities, expenses, and future funding requirements.
•	The Company’s operations are subject to the general risks associated with acquisitions.

The Company’s stated long-term strategy is to own and market leading North American food brands sold in the center of the store. The Company has historically made strategic acquisitions of brands and businesses and intends to do so in the future in support of this strategy. The success of past and future acquisitions depends on the Company’s ability to successfully integrate acquired and existing operations. If the Company is unable to integrate acquisitions successfully, its financial results could suffer. Additional potential risks associated with acquisitions are the diversion of management’s attention from other business concerns, additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, disputes with sellers, and the inherent risk associated with the Company entering a line of business in which it has no or limited prior experience.

•	If the Company is unable to protect its information systems against data corruption, cyber-based attacks or network security breaches, the Company’s operations could be disrupted.

The Company relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, the Company depends on its information technology infrastructure for digital marketing activities and electronic communications between Company personnel and its customers and suppliers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If the Company is unable to prevent such breaches, its operations could be disrupted, or it may suffer financial damage or loss because of lost or misappropriated information.

•	Disruptions in the financial markets may adversely affect the Company’s ability to access capital in the future.

The Company may need new or additional financing in the future to conduct its operations, expand its business or refinance existing indebtedness. Disruptions in global financial markets and banking systems may make credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. Any sustained weakness in the general economic conditions and/or financial markets in the U.S. or globally could adversely affect the Company’s ability to raise capital on favorable terms or at all. From time to time, the Company has relied, and also may rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions, and general corporate purposes. The Company’s access to funds under its revolving credit facilities is dependent on the ability of the financial institutions that are parties to those facilities to meet their funding commitments. The obligations of the financial institutions under the Company’s revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. Long-term volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives, or failure of significant financial institutions could adversely affect the Company’s access to the liquidity needed for its businesses in the longer term. Such disruptions could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its business needs can be arranged. Disruptions in the capital and credit markets could result in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase the Company’s interest expense and capital costs and could adversely affect its results of operations and financial position.

Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
          The table below lists all of the Company’s manufacturing and processing facilities at April 30, 2010. All of the Company’s properties are maintained and updated on a regular basis, and the Company continues to make investments for expansion and technological improvements. The Company believes that existing capacity at these facilities is sufficient to sustain current operations and anticipated near-term growth.
          The Company owns all of the properties listed below, except for the property in West Fargo, North Dakota, and one of the properties in New Orleans, Louisiana,(A) which are leased. The Company also leases three sales and administrative office in the U.S., and one each in Canada and Mexico. The Company’s corporate headquarters are located in Orrville, Ohio, and the Company’s Canadian headquarters are located in Markham, Ontario.

U.S. Locations	Products Produced/Processed

Chico, California	Fruit and vegetable juices, beverages, and natural food products
Cincinnati, Ohio	Shortening and oils
El Paso, Texas	Canned milk
Grandview, Washington	Fruit
Havre de Grace, Maryland	Fruit and vegetable juices, beverages, and natural food products
Kansas City, Missouri (B)	Coffee
Lexington, Kentucky	Peanut butter
Memphis, Tennessee (B)	Fruit spreads, toppings, syrups
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products
New Orleans, Louisiana (two facilities)	Coffee
Orrville, Ohio	Fruit spreads, toppings, syrups
Oxnard, California	Fruit
Ripon, Wisconsin	Fruit spreads, toppings, syrups, condiments
Scottsville, Kentucky	Frozen sandwiches and ready-to-eat waffles
Seneca, Missouri	Canned milk
Sherman, Texas (B)	Coffee
Toledo, Ohio	Baking mixes, frostings, and flour
West Fargo, North Dakota (C)	Frozen sandwiches and ready-to-eat waffles

Canada Locations	Products Produced/Processed

Delhi Township, Ontario	Pickles
Dunnville, Ontario	Pickles and relish condiments
Sherbrooke, Quebec	Canned milk
Ste. Marie, Quebec (B)	Fruit spreads, sweet spreads, fruit industrial products

(A)	The Company leases the land, but owns the buildings, at one of the New Orleans, Louisiana, facilities.

(B)	Locations currently expected to close as part of the Company’s restructuring plans as described in the Company’s 2010 Annual Report to Shareholders on pages 42 and 43 under “Note C: Restructuring.”

(C)	The West Fargo, North Dakota location ceased production on April 30, 2010.

Item 3. Legal Proceedings.
          The Company is a defendant in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. The Company cannot predict with certainty the results of these proceedings. However, the Company believes that the final outcome of these proceedings will not materially affect the Company’s financial results.
Item 4. [Removed and Reserved]
Executive Officers of the Registrant.
          The names, ages as of July 1, 2010, and current positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer of the Company for more than five years.

		Years with		Served as an
Name	Age	Company	Position	Officer Since

Timothy P. Smucker	66	41	Chairman of the Board and Co-Chief Executive Officer (1)	1973
Richard K. Smucker	62	37	Executive Chairman, President and Co-Chief Executive Officer (2)	1974
Dennis J. Armstrong	55	31	Senior Vice President, Logistics and Operations Support (3)	2007
Mark R. Belgya	49	25	Senior Vice President and Chief Financial Officer (4)	1997
James A. Brown	49	25	Vice President, U.S. Grocery Sales (5)	2009
Vincent C. Byrd	55	33	President, U.S. Retail — Coffee (6)	1988
John W. Denman	53	31	Vice President and Controller (7)	2005
Barry C. Dunaway	47	23	Senior Vice President, Corporate and Organization Development (8)	2001
M. Ann Harlan	50	11	Vice President and General Counsel (9)	2002
Jeannette L. Knudsen	40	7	Vice President, Deputy General Counsel and Corporate Secretary (10)	2009
John F. Mayer	54	30	Vice President, Sales, Grocery Market (11)	2004
Kenneth A. Miller	61	30	Vice President, Alternate Channels (12)	2007
Steven Oakland	49	27	President, U.S. Retail — Smucker’s, Jif and Hungry Jack (13)	1999
Andrew G. Platt	54	27	Vice President, Information Services and Chief Information Officer	2004
Christopher P. Resweber	48	22	Vice President, Marketing Communications (14)	2004
Julia L. Sabin	50	26	Vice President and General Manager, Smucker Natural Foods, Inc. (15)	2007
Mark T. Smucker	40	12	President, Special Markets (16)	2001
Paul Smucker Wagstaff	40	14	President, U.S. Retail — Oils and Baking (17)	2001
Albert W. Yeagley	62	36	Vice President, Industry and Government Affairs (18)	2007

(1)	Mr. Timothy Smucker was elected to his present position in August 2008, having served as Chairman and Co-Chief Executive Officer since February 2001.

(2)	Mr. Richard Smucker was elected to his present position in August 2008, having served as President and Co-Chief Executive Officer since February 2001.

(3)	Mr. Armstrong was elected to his present position in October 2009, having served as Vice President, Logistics and Operations Support since February 2007. Prior to that time, he served as Director, Corporate Operations since April 2006 and Director, Scottsville Operations since December 2004.

(4)	Mr. Belgya was elected to his present position in October 2009, having served as Vice President and Chief Financial Officer since October 2008. Prior to that time, he served as Vice President, Chief Financial Officer and Treasurer since January 2005.

(5)	Mr. Brown was elected to his present position in April 2009, effective as of June 30, 2009, having served as Director, National Sales, Grocery Market since February 2002.

(6)	Mr. Byrd was elected to his present position in August 2008, having served as Senior Vice President, Consumer Market since February 2004.

(7)	Mr. Denman was elected to his present position in August 2005, having served as Assistant Controller since May 2005. Prior to that time, he served as Chief Financial Officer, Canada since May 2004, and Assistant Controller since June 2001.

(8)	Mr. Dunaway was elected to his present position in August 2008, having served as Vice President, Corporate Development since November 2001.

(9)	Ms. Harlan was elected to her present position in April 2009, having served as Vice President, General Counsel and Secretary since February 2004.

(10)	Ms. Knudsen was elected to her present position in April 2010, having served as Corporate Secretary since April 2009. Prior to that time, she served as Securities and Acquisition Counsel and Assistant Secretary since November 2007 and Corporate Attorney since August 2002.

(11)	Mr. Mayer was elected to his present position in April 2009, effective as of June 30, 2009, having served as Vice President, Customer Development since August 2004. Prior to that time, he served as Director, Customer Development since September 1993.

(12)	Mr. Miller was elected to his present position in February 2007, having served as General Manager, Alternate Channels since September 2005. Prior to that time, he served as Director, Marketing/Sales Alternate Channels since November 2001.

(13)	Mr. Oakland was elected to his present position in August 2008, having served as Vice President and General Manager, Consumer Oils and Baking since November 2001.

(14)	Mr. Resweber was elected to his present position in July 2009, having served as Vice President, Marketing Services since August 2004. Prior to that time, he served as Director, Marketing Services and Consumer Direct since April 2001.

(15)	Ms. Sabin was elected to her present position in February 2009, having served as Vice President and General Manager, Smucker Quality Beverages, Inc. since February 2007. Prior to that time, she served as General Manager, Smucker Quality Beverages, Inc. since February 1998.

(16)	Mr. Mark Smucker was elected to his present position in August 2008, having served as Vice President, International since July 2007. Prior to that time, he served as Vice President, International and Managing Director, Canada since May 2006 and Vice President and Managing Director, Canada since June 2004.

(17)	Mr. Wagstaff was elected to his present position in August 2008, having served as Vice President, Foodservice and Beverage Markets since May 2006. Prior to that time, he served as Vice President and General Manager, Foodservice Market, since November 2001.

(18)	Mr. Yeagley was elected to his present position in January 2009, having served as Vice President, Quality Assurance since February 2007. Prior to that time, he served as Director, Corporate Quality Assurance since July 2001.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          (a) The information pertaining to the market for the Company’s common shares and other related shareholder information is incorporated herein by reference to the information set forth in the Company’s 2010 Annual Report to Shareholders under the caption “Stock Price Data” on page 16 and the caption “Comparison of Five-Year Cumulative Total Shareholder Return” on page 17.
          (b) Not applicable.
          (c) Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
				Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares
		Average	part of publicly	that may yet be
	Total number	price paid	announced plans or	purchased under the
	of shares purchased	per share	programs	plans or programs

February 1, 2010 - February 28, 2010	—	—	—	3,744,222
March 1, 2010 - March 31, 2010	—	—	—	3,744,222
April 1, 2010 - April 30, 2010	2,228	$40.48	—	3,744,222

Total	2,228	$40.48	—	3,744,222

Information set forth in the table above represents activity in the Company’s fourth fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	Since August 2004, the Board of Directors has authorized management to repurchase up to 10 million common shares. Share repurchases will occur at management’s discretion with no established expiration date. The Company has repurchased a total of 6,255,778 common shares since November 2004 under the buyback program authorized by the Board of Directors. At April 30, 2010, the Company had remaining authorization to repurchase 3,744,222 common shares under this program. Under the transaction agreement relating to the Folgers merger and related ancillary agreements, the Company may repurchase common shares only under specific conditions. As a result, the Company does not anticipate that it will repurchase shares for a period of at least two years following the closing of the merger on November 6, 2008.

Item 6. Selected Financial Data.
          Five-year summaries of selected financial data for the Company and discussions of items which materially affect the comparability of the selected financial data are incorporated herein by reference to the information set forth in the Company’s 2010 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 15, “Note A: Accounting Policies” on pages 38 through 41, “Note B: Mergers and Acquisitions” on pages 41 and 42, and “Note C: Restructuring” on pages 42 and 43.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          Management’s discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources, and critical accounting estimates and policies, is incorporated herein by reference to the information set forth in the Company’s 2010 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis,” on pages 18 through 29.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          Quantitative and qualitative disclosures about market risk are incorporated herein by reference to the information set forth in the Company’s 2010 Annual Report to Shareholders under the caption “Derivative Financial Instruments and Market Risk” on pages 27 and 28.
Item 8. Financial Statements and Supplementary Data.
          Consolidated financial statements of the Company at April 30, 2010 and 2009, and for each of the years in the three-year period ended April 30, 2010, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are incorporated herein by reference to the information set forth in the Company’s 2010 Annual Report to Shareholders under the caption “Summary of Quarterly Results of Operations” on page 16 and beginning with “Report of Management on Internal Control Over Financial Reporting” on page 30 through “Note P: Common Shares” on page 63. The related financial statement schedule is filed as part of this Form 10-K on Schedule II.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures.
          Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2010 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

          Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
          Management’s report on internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth in the Company’s 2010 Annual Report to Shareholders under the heading “Report of Management on Internal Control Over Financial Reporting” on page 30, and under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 31, which reports are incorporated herein by reference.
Item 9B. Other Information.
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Board and Committee Meetings,” and “Ownership of Common Shares” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2010. Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
          The Board of Directors has adopted a Policy on Ethics and Conduct, last revised April 2005, which applies to the Company’s directors, principal executive officers, principal financial officer, and principal accounting officer. The Board of Directors has adopted charters for each of the Audit, Executive Compensation, and Nominating and Corporate Governance committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on the Company’s Web site (www.smuckers.com).
Item 11. Executive Compensation.
          The information required by this Item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information required by this Item is incorporated by reference to the information set forth under the captions “Ownership of Common Shares,” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The information required by this Item is incorporated by reference to the information set forth under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2010.
Item 14. Principal Accountant Fees and Services.
          The information required by this Item is incorporated by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval Policies and Procedures” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2010.

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

See the Index of Exhibits at page number 24 of this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2010	The J. M. Smucker Company
/s/ Mark R. Belgya
	By:	Mark R. Belgya
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Timothy P. Smucker	Chairman of the Board and Co-Chief Executive Officer, and Director (Principal Executive Officer)	June 24, 2010

* Richard K. Smucker	Executive Chairman, President and Co-Chief Executive Officer, and Director (Principal Executive Officer)	June 24, 2010

/s/ Mark R. Belgya Mark R. Belgya	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 24, 2010

* John W. Denman	Vice President and Controller (Principal Accounting Officer)	June 24, 2010

* Vincent C. Byrd	Director	June 24, 2010

* R. Douglas Cowan	Director	June 24, 2010

* Kathryn W. Dindo	Director	June 24, 2010

* Paul J. Dolan	Director	June 24, 2010

* Nancy Lopez Knight	Director	June 24, 2010

* Elizabeth Valk Long	Director	June 24, 2010

* Gary A. Oatey	Director	June 24, 2010

* Mark T. Smucker	Director	June 24, 2010

* Alex Shumate	Director	June 24, 2010

* William H. Steinbrink	Director	June 24, 2010

* Paul Smucker Wagstaff	Director	June 24, 2010

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 24, 2010	/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen
Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit
No.	Description

2.1	Asset Purchase Agreement, dated July 19, 2006, by and between Horizon Milling G.P., as Purchaser, and Smucker Foods of Canada Co., as Seller, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006 (Commission File 001-5111).

2.2	Agreement and Plan of Merger, dated March 31, 2007, by and among The J. M. Smucker Company, EF Acquisition Company, Eagle Family Foods Holdings, Inc., and Craig Steinke, as Stockholders’ Representative, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 (Commission File 001-5111).

2.3	Transaction Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, The J. M. Smucker Company, and Moon Merger Sub, Inc. incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (Commission File 001-5111).

2.4	Separation Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, and The J. M. Smucker Company incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (Commission File 001-5111).

3.1	Amended Articles of Incorporation incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

3.2	Amended Regulations incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 (Commission File 001-5111).

4	Rights Agreement, dated as of May 20, 2009, by and between The J. M. Smucker Company and Computershare Trust Company, N.A., incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed on May 21, 2009 (Commission File 001-5111).

10.1	1987 Stock Option Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994 (Commission File No. 001-5111). *

10.2	Management Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 (Commission File No. 001-5111). *

10.3	Nonemployee Director Stock Plan dated January 1, 1997 incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997 (Commission File No. 001-5111). *

10.4	1998 Equity and Performance Incentive Plan (as amended and restated effective as of June 6, 2005) incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111). *

10.5	Form of Restricted Shares Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111). *

10.6	Form of Deferred Shares Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111). *

INDEX OF EXHIBITS

Exhibit
No.	Description

10.7	Top Management Supplemental Retirement Benefit Plan (Amended and Restated Effective January 1, 2007) incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (Commission File No. 001-5111). *

10.8	Consulting and Noncompete Agreements of Timothy P. Smucker incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (Commission File 001-5111). *

10.9	Consulting and Noncompete Agreements of Richard K. Smucker incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (Commission File 001-5111). *

10.10	Voluntary Deferred Compensation Plan (Amended and Restated Effective January 1, 2005) incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (Commission File 001-5111). *

10.11	Amended and Restated 1997 Stock-Based Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111). *

10.12	Amended and Restated Nonemployee Director Stock Option Plan, effective August 19, 2005, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 24, 2005 (Commission File No. 001-5111). *

10.13	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 21, 2006 (Commission File 001-5111). *

10.14	Form of Restricted Stock Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2007 (Commission File No. 001-5111). *

10.15	Form of Deferred Stock Units Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2007 (Commission File No. 001-5111). *

10.16	Form of Special One-Time Grant Deferred Stock Units Agreement incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 (Commission File No. 001-5111). *

10.17	Form of Special One-Time Grant Restricted Stock Agreement incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 (Commission File No. 001-5111). *

10.18	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007) incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (Commission File 001-5111). *

10.19	Second Amendment to Defined Contribution Supplemental Executive Retirement Plan, effective May 1, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (Commission File 001-5111). *

INDEX OF EXHIBITS

Exhibit
No.	Description

10.20	Consulting Agreement, dated July 7, 2009, by and among The J. M. Smucker Company and Donald D. Hurrle, Sr. incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 8, 2009 (Commission File 001-5111). *

10.21	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.22	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

10.23	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 001-6699).

10.24	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.25	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc. incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 001-6699).

10.26	Note Purchase Agreement, dated as of June 16, 1999, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (Commission File No. 001-5111).

10.27	First Amendment, dated as of November 30, 2001, to Note Purchase Agreements, each dated as of June 16, 1999, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 (Commission File 001-5111).

10.28	Second Amendment, dated May 27, 2004, to Note Purchase Agreements, each dated as of June 16, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.29	Third Amendment, dated May 31, 2007, to Note Purchase Agreements, each dated as of June 16, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.30	Fourth Amendment, dated October 23, 2008, to Note Purchase Agreements, each dated as of June 16, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

INDEX OF EXHIBITS

Exhibit
No.	Description

10.31	Fifth Amendment, dated November 6, 2008, to Note Purchase Agreements, each dated as of June 16, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.32	Note Purchase Agreement, dated as of August 23, 2000, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 (Commission File 001-5111).

10.33	First Amendment, dated as of November 30, 2001, to Note Purchase Agreements, each dated as of August 23, 2000, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 (Commission File 001-5111).

10.34	Second Amendment, dated May 27, 2004, to Note Purchase Agreements, each dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.35	Third Amendment, dated May 31, 2007, to Note Purchase Agreements, each dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.36	Fourth Amendment, dated October 23, 2008, to Note Purchase Agreements, each dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.37	Fifth Amendment, dated November 6, 2008, to Note Purchase Agreements, each dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.38	Note Purchase Agreement, dated as of May 27, 2004, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.39	First Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.40	Second Amendment, dated October 23, 2008, to Note Purchase Agreements, each dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.41	Third Amendment, dated November 6, 2008, to Note Purchase Agreements, each dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

INDEX OF EXHIBITS

Exhibit
No.	Description

10.42	Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as U.S. Borrower, J.M. Smucker (Canada) Inc., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as Lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Document Agent incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.43	First Amendment, dated as of January 31, 2006, to Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as U.S. Borrower, Smucker Foods of Canada Co., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Syndication Agent incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (Commission File 001-5111).

10.44	Second Amendment, dated as of April 25, 2007, to Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as Borrower, Smucker Foods of Canada Co., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Syndication Agent incorporated herein by reference to the Company’s Current Report on Form 8-K filed April 30, 2007 (Commission File 001-5111).

10.45	Third Amendment, dated as of May 31, 2007, to Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as Borrower, Smucker Foods of Canada Co., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Syndication Agent, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.46	Fourth Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of June 18, 2004, by and among The J. M. Smucker Company, as Borrower, Smucker Foods of Canada Co., as Canadian Borrower, the lenders named therein, as lenders, KeyBank National Association, as lead Arranger and Administrative Agent, and Bank of Montreal, as Canadian Funding Agent and Syndication Agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 (Commission File 001-5111).

10.47	Note Purchase Agreement, dated as of May 31, 2007, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.48	First Amendment, dated October 23, 2008, to Note Purchase Agreements, each dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.49	Second Amendment, dated November 6, 2008, to Note Purchase Agreements, each dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.50	Note Purchase Agreement, dated as of October 23, 2008, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

INDEX OF EXHIBITS

Exhibit
No.	Description

10.51	First Amendment, dated November 6, 2008, to Note Purchase Agreements, each dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.52	Fiscal Agency Agreement, dated as of December 17, 2001, among International Multifoods Corporation, as Issuer, Diageo plc, as Guarantor, JP Morgan Chase Bank, as Fiscal Agent and Principal Paying Agent, and J.P. Morgan Bank Luxembourg S.A., as Paying Agent incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

10.53	Credit Agreement, dated October 31, 2008, by and among The Folgers Coffee Company as Borrower, the lenders named therein, as lenders, Bank of Montreal as Administrative Agent, and Bank of America, N.A. as Syndication Agent incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.54	Amendment No. 1, dated November 6, 2008, to Credit Agreement, dated as of October 31, 2008 incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.55	Guaranty, dated November 6, 2008, furnished by The J. M. Smucker Company and J.M. Smucker LLC for the benefit of the Guaranteed Parties defined therein incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.56	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of June 16, 1999, as amended incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.57	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of August 23, 2000, as amended incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.58	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of May 27, 2004, as amended incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.59	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of May 31, 2007, as amended incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

INDEX OF EXHIBITS

Exhibit
No.	Description

10.60	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of October 23, 2008, as amended incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.61	Credit Agreement, dated October 29, 2009, by and among The J. M. Smucker Company, Smucker Foods of Canada, the Lenders, the Agent, the Syndication Agent and the Documentation Agents incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 (Commission File 001-5111).

10.62	Stock Purchase Agreement, dated as of July 29, 2002, between International Multifoods Corporation and Wellspring Distribution Corp. incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated July 30, 2002 (Commission File No. 001-6699).

10.63	Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of May 12, 2004, between The J. M. Smucker Company and SPC Ardmona Limited incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.64	Deed of Variation to Share Sale Agreement related to shares in HJF Acquisition Corporation, dated as of June 16, 2004, between The J. M. Smucker Company and SPC Ardmona Limited incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.65	Purchase Agreement, dated January 13, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Robin Hood Multifoods Corporation, The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp. incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).

10.66	Letter Agreement, dated January 24, 2005, and Amendment to Purchase Agreement, dated February 18, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Smucker Foods of Canada Co. (formerly known as Robin Hood Multifoods Corporation), The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp. incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).

10.67	Transition Services Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008 incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.68	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and The J. M. Smucker Company, dated November 6, 2008 incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.69	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008 incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

INDEX OF EXHIBITS

Exhibit
No.	Description

13	Excerpts from 2010 Annual Report to Shareholders. Such Annual Report, except those portions thereof that are expressly incorporated herein by reference, is furnished for the information of the Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.3	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

THE J. M. SMUCKER COMPANY
ANNUAL REPORT ON FORM 10-K
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

	Form 10-K	Annual Report to
	Report	Shareholders

Data incorporated by reference to the 2010 Annual Report to Shareholders of The J. M. Smucker Company:

Report of Management on Internal Control Over Financial Reporting		30
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		31
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements		32
Consolidated Balance Sheets at April 30, 2010 and 2009		34 - 35
For the years ended April 30, 2010, 2009, and 2008:
Statements of Consolidated Income		33
Statements of Consolidated Cash Flows		36
Statements of Consolidated Shareholders’ Equity		37
Notes to Consolidated Financial Statements		38 - 63

Consolidated financial statement schedule at April 30, 2010, or for the years ended April 30, 2010, 2009, and 2008:
II. Valuation and qualifying accounts	F-2
All other schedules are omitted because they are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

F-1

THE J. M. SMUCKER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2010, 2009, and 2008
(Dollars in Thousands)

	Balance at	Charged to	Charged to
Classification	Beginning of Year	Costs and Expenses	Other Accounts	Deductions(A)	Balance at End of Year

2010
Valuation allowance for deferred tax assets	$9,026	$(5,556)	$0	$0	$3,470
Allowance for doubtful accounts	2,001	19	0	499	1,521

	$11,027	$(5,537)	$0	$499	$4,991

2009
Valuation allowance for deferred tax assets	$9,890	$(864)	$0	$0	$9,026
Allowance for doubtful accounts	911	1,190	0	100	2,001

	$10,801	$326	$0	$100	$11,027

2008
Valuation allowance for deferred tax assets	$16,626	$(6,736)	$0	$0	$9,890
Allowance for doubtful accounts	821	233	0	143	911

	$17,447	$(6,503)	$0	$143	$10,801

(A)	Uncollectible accounts written off, net of recoveries.

F-2