Form 10-Q
period 2010-07-31
SMUCKER J M CO
filed 2010-09-09
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Yes ☐ No ☑
The Company had 119,504,695 common shares outstanding on August 31, 2010.
The Exhibit Index is located at Page No. 29.

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
SIGNATURES
INDEX OF EXHIBITS
EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.6
EX-31.1
EX-31.2
EX-31.3
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	July 31,
	2010	2009
	(Dollars in thousands, except per
	share data)
Net sales	$1,047,312	$1,051,526
Cost of products sold	629,424	645,497
Cost of products sold — restructuring	9,453	—

Gross Profit	408,435	406,029
Selling, distribution, and administrative expenses	203,261	201,177
Amortization	18,497	18,377
Merger and integration costs	2,656	16,476
Other restructuring costs	18,104	—
Other operating expense — net	750	1,165

Operating Income	165,167	168,834
Interest income	433	1,371
Interest expense	(16,539)	(18,951)
Other income (expense) — net	693	(20)

Income Before Income Taxes	149,754	151,234
Income taxes	46,873	53,171

Net Income	$102,881	$98,063

Earnings per common share:
Net Income	$0.86	$0.83

Net Income — Assuming Dilution	$0.86	$0.83

Dividends declared per common share	$0.40	$0.35

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2010	April 30, 2010
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$522,773	$283,570
Marketable securities	57,075	—
Trade receivables, less allowances	305,418	238,867
Inventories:
Finished products	495,586	413,269
Raw materials	270,341	241,670

	765,927	654,939
Other current assets	49,435	46,254

Total Current Assets	1,700,628	1,223,630
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	63,187	62,982
Buildings and fixtures	310,412	308,358
Machinery and equipment	1,007,798	997,374
Construction in progress	43,822	31,426

	1,425,219	1,400,140
Accumulated depreciation	(578,027)	(541,827)

Total Property, Plant, and Equipment	847,192	858,313
OTHER NONCURRENT ASSETS
Goodwill	2,806,888	2,807,730
Other intangible assets, net	3,007,187	3,026,515
Other noncurrent assets	57,209	58,665

Total Other Noncurrent Assets	5,871,284	5,892,910

	$8,419,104	$7,974,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$183,600	$179,509
Accrued trade marketing and merchandising	79,238	52,536
Current portion of long-term debt	10,000	10,000
Other current liabilities	181,398	236,852

Total Current Liabilities	454,236	478,897
NONCURRENT LIABILITIES
Long-term debt	1,300,000	900,000
Deferred income taxes	1,104,285	1,101,506
Other noncurrent liabilities	165,475	168,130

Total Noncurrent Liabilities	2,569,760	2,169,636
SHAREHOLDERS’ EQUITY
Common shares	29,875	29,780
Additional capital	4,587,777	4,575,127
Retained income	800,571	746,063
Amount due from ESOP Trust	(3,334)	(4,069)
Accumulated other comprehensive loss	(19,781)	(20,581)

Total Shareholders’ Equity	5,395,108	5,326,320

	$8,419,104	$7,974,853

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$102,881	$98,063
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	29,360	25,271
Amortization	18,497	18,377
Share-based compensation expense	5,392	6,412
Noncash restructuring charges	13,238	—
Loss on sale of assets — net	134	384
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(66,958)	(38,672)
Inventories	(111,907)	(174,957)
Accounts payable and accrued items	32,969	16,453
Defined benefit pension contributions	(10,544)	(350)
Income taxes	(43,555)	5,935
Other — net	3,255	17,236

Net cash used for operating activities	(27,238)	(25,848)

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(26,946)	(27,271)
Maturities of marketable securities	—	2,404
Purchases of marketable securities	(57,037)	—
Proceeds from disposal of property, plant, and equipment	290	—
Other — net	40	(160)

Net cash used for investing activities	(83,653)	(25,027)

FINANCING ACTIVITIES
Repayments of long-term debt	—	(75,000)
Proceeds from long-term debt	400,000	—
Quarterly dividends paid	(47,594)	(41,407)
Purchase of treasury shares	(5,033)	(4,873)
Proceeds from stock option exercises	1,325	1,202
Other — net	2,213	713

Net cash provided by (used for) financing activities	350,911	(119,365)
Effect of exchange rate changes	(817)	3,319

Net increase (decrease) in cash and cash equivalents	239,203	(166,921)
Cash and cash equivalents at beginning of period	283,570	456,693

Cash and cash equivalents at end of period	$522,773	$289,772

( )	Denotes use of cash
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
Operating results for the three-month period ended July 31, 2010, are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, reference is made to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.
Note B — Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures about fair value measurements including transfers in and out of different levels of the fair value hierarchy and a higher level of disaggregation for different types of financial instruments. These disclosure requirements were effective April 30, 2010, for the Company. In addition, for the reconciliation of Level 3 fair value measurements, ASU 2010-06 requires information about purchases, sales, issuances, and settlements to be presented separately. These disclosure requirements will be effective May 1, 2011, for the Company. The Company is currently assessing the impact, if any, on the consolidated financial statements.
Note C — Restructuring
During 2010, the Company announced its plan to restructure certain operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative is a long-term investment to optimize production capacity and lower the overall cost structure and includes capital investments for a new state-of-the-art food manufacturing facility in Orrville, Ohio, and consolidation of all coffee production in New Orleans, Louisiana. The plan calls for the closing of four of the Company’s plants — Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; and Kansas City, Missouri. Upon completion, the restructuring will result in the reduction of approximately 700 full-time positions.
The Company expects to incur restructuring costs of approximately $190.0 million, of which $33.3 million has been incurred through July 31, 2010, since the announcement of the plan. The balance of the costs will be incurred over the next four fiscal years as the facilities are closed.

The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

			Site Preparation
	Long-Lived	Employee	and Equipment	Production
	Asset Charges	Separation	Relocation	Start-up	Other Costs	Total

Total expected restructuring charge	$90,000	$47,000	$22,000	$21,000	$10,000	$190,000

Balance at May 1, 2009	$—	$—	$—	$—	$—	$—
Charge to expense	3,870	1,139	407	16	279	5,711
Cash payments	—	(50)	(407)	(16)	(279)	(752)
Noncash utilization	(3,870)	—	—	—	—	(3,870)

Balance at April 30, 2010	$—	$1,089	$—	$—	$—	$1,089
Charge to expense	9,453	16,748	1,268	61	27	27,557
Cash payments	—	(10,342)	(1,268)	(61)	(27)	(11,698)
Noncash utilization	(9,453)	(3,785)	—	—	—	(13,238)

Balance at July 31, 2010	$—	$3,710	$—	$—	$—	$3,710

Remaining expected restructuring charge	$76,677	$29,113	$20,325	$20,923	$9,694	$156,732

Approximately $9,453 of the total restructuring charges of $27,557 in the three months ended July 31, 2010, were reported in cost of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs classified as cost of products sold include primarily accelerated depreciation related to property, plant, and equipment that will be used at the affected production facilities until the facilities close or are sold.
Expected employee separation costs include severance, retention bonuses, and pension costs. Severance costs and retention bonuses are being recognized over the estimated future service period of the affected employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets. For information on the impact of the restructuring plan on defined benefit pension and other postretirement benefit plans, see Note I — Pensions and Other Postretirement Benefits.
Other costs include miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred. These costs include professional fees and other costs related to closing the facilities.
Note D — Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. These incentives are administered through various plans, and currently consist of restricted shares, restricted stock units, deferred stock units, performance units, and stock options.
Compensation expense related to share-based awards was $5,392 and $6,412 for the three months ended July 31, 2010 and 2009, respectively. Of the total compensation expense for share-based awards recorded, $1,052 and $1,859 was included in merger and integration costs in the Condensed Statements of Consolidated Income for the three months ended July 31, 2010 and 2009, respectively. The related tax benefit recognized was $1,688 and $2,254 for the three months ended July 31, 2010 and 2009, respectively.
As of July 31, 2010, total compensation cost related to nonvested share-based awards not yet recognized was approximately $47,382. The weighted-average period over which this amount is expected to be recognized is approximately 3.2 years.

Note E — Common Shares
The following table sets forth common share information.

	July 31, 2010	April 30, 2010

Common shares authorized	150,000,000	150,000,000
Common shares outstanding	119,500,209	119,119,152
Treasury shares	9,103,956	9,485,013

Note F — Reportable Segments
The Company operates in one industry: the manufacturing and marketing of food products. The Company has four reportable segments: U.S. Retail Coffee Market, U.S. Retail Consumer Market, U.S. Retail Oils and Baking Market, and Special Markets. The U.S. Retail Coffee Market segment represents the domestic sales of Folgers®, Dunkin’ Donuts®, and Millstone® branded coffee to retail customers; the U.S. Retail Consumer Market segment primarily includes domestic sales of Smucker’s®, Jif®, and Hungry Jack® branded products; the U.S. Retail Oils and Baking Market segment includes domestic sales of Crisco®, Pillsbury®, Eagle Brand®, and Martha White® branded products; and the Special Markets segment is comprised of the Canada, foodservice, natural foods, and international strategic business areas. Special Markets segment products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, schools and universities, health care operations), and health and natural foods stores and distributors.
While the Company’s four reportable segments remain the same for 2011, the calculation of segment profit has been modified to include intangible asset amortization and impairment charges related to segment assets, along with certain other items in each of the segments. These items were previously considered corporate expenses and were not allocated to the segments. This change more accurately aligns the segment financial results with the responsibilities of segment management, most notably in the area of intangible assets. Fiscal 2010 segment profit has been recalculated to be consistent with the current methodology.

The following table sets forth reportable segment information.

	Three Months Ended
	July 31,
	2010	2009

Net sales:
U.S. Retail Coffee Market	$393,570	$366,229
U.S. Retail Consumer Market	279,275	291,002
U.S. Retail Oils and Baking Market	173,871	194,416
Special Markets	200,596	199,879

Total net sales	$1,047,312	$1,051,526

Segment profit:
U.S. Retail Coffee Market	$111,882	$111,167
U.S. Retail Consumer Market	71,417	66,123
U.S. Retail Oils and Baking Market	22,587	25,680
Special Markets	34,872	26,694

Total segment profit	$240,758	$229,664

Interest income	433	1,371
Interest expense	(16,539)	(18,951)
Share-based compensation expense	(4,340)	(4,553)
Merger and integration costs	(2,656)	(16,476)
Cost of products sold — restructuring	(9,453)	—
Other restructuring costs	(18,104)	—
Corporate administrative expenses	(41,038)	(39,801)
Other income (expense)	693	(20)

Income before income taxes	$149,754	$151,234

Note G — Debt and Financing Arrangements
Long-term debt consists of the following:

	July 31, 2010	April 30, 2010

7.94% Series C Senior Notes due September 1, 2010	$10,000	$10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	376,000	376,000
5.55% Senior Notes due April 1, 2022	400,000	400,000
4.50% Senior Notes due June 1, 2025	400,000	—

Total long-term debt	$1,310,000	$910,000
Current portion of long-term debt	10,000	10,000

Total long-term debt less current portion	$1,300,000	$900,000

On June 15, 2010, the Company issued $400.0 million in 4.50 percent Senior Notes with a final maturity on June 1, 2025. The Senior Notes have a 12-year average maturity. Proceeds from the Senior Notes issuance will be used for general corporate purposes.
All of the Company’s Senior Notes are unsecured and interest is paid semiannually. Prepayments are required on the 5.55 percent Senior Notes, the first of which is $50.0 million on April 1, 2013, and on the 4.50 percent Senior Notes, the first of which is $100.0 million on June 1, 2020.

The Company has available an unsecured $400.0 million revolving credit facility with a group of five banks maturing on October 29, 2012, and an unsecured $180.0 million revolving credit facility with a group of three banks maturing on January 31, 2011. Interest on the revolving credit facilities is based on prevailing U.S. Prime, Canadian Base Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, as determined by the Company, and is payable either on a quarterly basis or at the end of the borrowing term. At July 31, 2010, the Company did not have a balance outstanding under either revolving credit facility.
The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, leverage ratios, and an interest coverage ratio. The Company is in compliance with all covenants.
Note H — Earnings per Share
The following tables set forth the computation of earnings per common share and earnings per common share — assuming dilution.

	Three Months Ended July 31,
	2010	2009

Computation of net income per share:
Net income	$102,881	$98,063

Net income allocated to participating securities	987	834

Net income allocated to common stockholders	$101,894	$97,229

Weighted-average common shares outstanding	118,156,815	117,654,929

Net income per common share	$0.86	$0.83

	Three Months Ended July 31,
	2010	2009

Computation of net income per share — assuming dilution:
Net income	$102,881	$98,063
Net income allocated to participating securities	986	834

Net income allocated to common stockholders	$101,895	$97,229

Weighted-average common shares outstanding	118,156,815	117,654,929
Dilutive effect of stock options	139,564	81,591

Weighted-average common shares outstanding — assuming dilution	118,296,379	117,736,520

Net income per common share — assuming dilution	$0.86	$0.83

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended July 31,
	2010	2009

Weighted-average common shares outstanding	118,156,815	117,654,929
Weighted-average participating shares outstanding	1,144,111	1,009,724

Total weighted-average shares outstanding	119,300,926	118,664,653
Dilutive effect of stock options	139,564	81,591

Total weighted-average shares outstanding — assuming dilution	119,440,490	118,746,244

Note I — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2010	2009	2010	2009

Service cost	$1,858	$1,410	$405	$494
Interest cost	6,346	6,097	690	643
Expected return on plan assets	(6,657)	(5,641)	—	—
Recognized net actuarial loss (gain)	1,727	1,547	(134)	(261)
Termination benefit cost	7,462	—	2,413	—
Curtailment	3,910	—	—	—
Other	288	307	(122)	(122)

Net periodic benefit cost	$14,934	$3,720	$3,252	$754

Upon completion of the restructuring plan discussed in Note C — Restructuring, approximately 700 full-time positions will be reduced. The Company has included the estimated impact of the planned reductions in measuring the net periodic benefit cost of the defined benefit pension and other postretirement benefit plans for the three months ended July 31, 2010. The Company recognized a charge for termination benefits of $7,462 and $2,413 for defined benefit pension and other postretirement benefit plans, respectively, and a curtailment charge of $3,910 for defined benefit pension plans related to the planned reductions during the three months ended July 31, 2010.
Note J — Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended
	July 31,
	2010	2009

Net income	$102,881	$98,063
Other comprehensive income:
Foreign currency translation adjustments	(3,608)	25,751
Unrealized (loss) gain on available-for-sale securities	(1,397)	565
Unrealized gain (loss) on cash flow hedging derivatives	8,968	(244)
Unrealized loss on pension and other postretirement liabilities	(300)	—
Income tax expense	(2,863)	(98)

Comprehensive income	$103,681	$124,037

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
Commodity Price Management. The Company enters into commodity futures and options contracts to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of green coffee, edible oils, flour, milk, corn, and corn sweetener. The Company also enters into commodity futures and options to manage price risk for energy input costs, including natural gas and diesel fuel. The derivative instruments generally have maturities of less than one year.
Certain of the derivative instruments associated with the Company’s U.S. Retail Oils and Baking Market and U.S. Retail Coffee Market segments meet the hedge criteria according to Financial Accounting Standards Board Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of other comprehensive income to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is measured at inception and on a monthly basis.
The mark-to-market gains or losses on nonqualifying and ineffective portions of hedges are recognized in cost of products sold immediately.
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

The following table sets forth the fair value of derivative instruments recognized in the Condensed Consolidated Balance Sheet.

	July 31, 2010		April 30, 2010
	Other	Other	Other	Other
	Current Assets	Current Liabilities	Current Assets	Current Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$6,252	$—	$1,874	$9
Derivatives not designated as hedging instruments:
Commodity contracts	$9,095	$1,632	$2,414	$599
Foreign currency exchange contracts	—	210	—	830

Total derivatives not designated as hedging	$9,095	$1,842	$2,414	$1,429

Total derivatives instruments	$15,347	$1,842	$4,288	$1,438

The Company has elected to not offset fair value amounts recognized for derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $5,855 and $5,714 at July 31, 2010 and April 30, 2010, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.
The following table presents information on gains and losses recognized on derivatives designated as cash flow hedging relationships, all of which hedge commodity price risk.

	Three Months Ended
	July 31,
	2010	2009

Gain recognized in other comprehensive income (effective portion)	$8,931	$732
(Loss) gain reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	(37)	976

Change in accumulated other comprehensive loss	$8,968	$(244)

Gain recognized in cost of products sold (ineffective portion)	$171	$43

Included as a component in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets at July 31, 2010 and April 30, 2010, were deferred gains of $12,096 and $3,128, respectively. The related tax impact recognized in accumulated other comprehensive loss was $4,393 and $1,134 at July 31, 2010 and April 30, 2010, respectively. The entire amount of the deferred gain included in accumulated other comprehensive loss at July 31, 2010, is expected to be recognized in earnings within one year as the related commodity is utilized.
The following table presents the gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended
	July 31,
	2010	2009

Gain (loss) on commodity contracts	$4,393	$(604)
Gain (loss) on foreign currency exchange contracts	477	(5,518)

Total	$4,870	$(6,122)

The following table presents the gross contract notional value of outstanding derivative contracts at July 31, 2010 and April 30, 2010.

	July 31, 2010	April 30, 2010

Commodity contracts	$495,813	$323,351
Foreign currency exchange contracts	42,755	45,295

Note M — Other Financial Instruments and Fair Value Measurements
Financial instruments, other than derivatives, that potentially subject the Company to significant concentrations of credit risk consist principally of marketable securities and trade receivables. The Company’s marketable securities are in debt securities. Under the Company’s investment policy, it may invest in securities deemed to be investment grade at the time of purchase. The Company determines the appropriate categorization of debt securities at the time of purchase and reevaluates such designation at each balance sheet date.
The fair value of the Company’s financial instruments, other than certain of its fixed-rate long-term debt, approximates their carrying amounts. The following table provides information on the carrying amount and fair value of the Company’s financial instruments.

	July 31, 2010		April 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities	$57,075	$57,075	$—	$—
Other investments and securities	33,384	33,384	34,895	34,895
Derivatives financial instruments, net	13,505	13,505	2,850	2,850
Fixed-rate long-term debt	1,310,000	1,691,099	910,000	1,172,467

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

The following table is a summary of the Company’s financial assets (liabilities) measured at fair value on a recurring basis.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Fair Value at	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	July 31, 2010	April 30, 2010

Marketable securities: (A)
Commercial paper	$—	$48,061	$—	$48,061	$—
Municipal obligations	—	9,014	—	9,014	—
Other investments: (B)
Equity mutual funds	10,139	—	—	10,139	11,626
Municipal obligations	—	16,570	—	16,570	16,753
Other investments	495	6,180	—	6,675	6,516
Derivatives: (C)
Commodity contracts, net	13,715	—	—	13,715	3,680
Foreign currency exchange contracts	(210)	—	—	(210)	(830)

Total	$24,139	$79,825	$—	$103,964	$37,745

(A)	The Company’s marketable securities consist of commercial paper and municipal obligations valued by a third party using an evaluated pricing methodology.

(B)	The Company’s other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets and municipal obligations valued by a third party using an evaluated pricing methodology.

(C)	The Company’s derivatives are valued using quoted market prices. For additional information, see Note L — Derivative Financial Instruments.
Note N — Income Taxes
During the three-month period ended July 31, 2010, the Company’s effective tax rate decreased to 31.3 percent, compared to 35.2 percent in the three-month period ended July 31, 2009, reflecting the impact of increased benefits realized from the domestic manufacturing deduction, lower state income taxes, and a favorable federal income tax determination related to a prior year. During the three-month period ended July 31, 2010, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction partially offset by state income taxes.
Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $3.0 million, primarily as a result of expiring statute of limitations periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2010 and 2009.
The Company is the owner of all trademarks, except Pillsbury® is a trademark of The Pillsbury Company LLC, used under license; and Dunkin’ Donuts® is a registered trademark of DD IP Holder LLC, used under license.
Results of Operations

	Three Months Ended July 31,
	2010	2009
	(Dollars in millions, except per share data)
Net sales	$1,047.3	$1,051.5

Operating income	$165.2	$168.8
% of net sales	15.8%	16.1%

Net income:
Net income	$102.9	$98.1

Net income per common share — assuming dilution	$0.86	$0.83

Operating income before restructuring and merger and integration costs (1)	$195.4	$185.3
% of net sales	18.7%	17.6%

Income before restructuring and merger and integration costs: (2)
Income	$123.6	$108.7
Income per common share — assuming dilution	$1.04	$0.92

(1) Reconciliation to operating income:
Operating income	$165.2	$168.8
Merger and integration costs	2.7	16.5
Cost of products sold — restructuring	9.4	—
Other restructuring costs	18.1	—

Operating income before restructuring and merger and integration costs	$195.4	$185.3

(2) Reconciliation to net income:
Income before income taxes	$149.8	$151.2
Merger and integration costs	2.7	16.5
Cost of products sold — restructuring	9.4	—
Other restructuring costs	18.1	—

Income before income taxes, restructuring, and merger and integration costs	180.0	167.7
Income taxes, as adjusted	56.4	59.0

Income before restructuring and merger and integration costs	$123.6	$108.7

Net sales in the first quarter of 2011 were essentially flat compared to the first quarter of 2010 as the impact of favorable sales mix offset an overall volume decline. Operating income decreased approximately two percent in the first quarter of 2011, compared to the first quarter of 2010, as an increase in restructuring and merger and integration costs (“special project costs”) offset the impact of unrealized mark-to-market gains on derivatives and favorable sales mix. Excluding special project costs, operating income increased five percent, and operating margin improved to 18.7 percent in the first quarter of 2011, compared to 17.6 percent in the first quarter of 2010. The Company’s net income per diluted share was $0.86 and $0.83 for the first quarters of 2011 and 2010, respectively, an increase of four percent. The Company’s non-GAAP income per diluted share was $1.04 and $0.92 for the first quarters of 2011 and 2010, respectively, an increase of 13 percent as the first quarter of 2011 benefited from the operating income improvements and the impact of a lower effective tax rate compared to the first quarter of 2010.
Net Sales

	Three Months Ended July 31,
			Increase
	2010	2009	(Decrease)%
	(Dollars in millions)
Net sales	$1,047.3	$1,051.5	$(4.2)	(0%)
Adjust for noncomparable items:
Divestiture	—	(9.9)	9.9	1%
Foreign currency exchange	(6.7)	—	(6.7)	(1%)

Net sales without divestiture and foreign currency exchange	$1,040.6	$1,041.6	$(1.0)	(0%)

The Company achieved volume increases in Folgers® and Dunkin’ Donuts® brand coffee, Jif® peanut butter, Hungry Jack® pancake mixes and syrups, and natural foods beverages. Net sales of $1,047.3 million in the first quarter of 2011 were essentially equal to the first quarter of 2010 as the impact of favorable foreign exchange rates and sales mix offset the impact of the potato business divested in the fourth quarter of 2010 and an overall three percent decline in volume. The volume decline in the first quarter of 2011 was driven by the Company’s oils and baking brands in the U.S. and Canada. The impact of price changes on net sales was not significant in the first quarter of 2011, compared to 2010.
Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2010	2009

Gross profit	39.0%	38.6%
Selling, distribution, and administrative expenses:
Marketing	6.6%	6.6%
Selling	3.4%	3.4%
Distribution	3.5%	3.5%
General and administrative	5.9%	5.6%

Total selling, distribution, and administrative expenses	19.4%	19.1%

Amortization	1.8%	1.7%
Restructuring and merger and integration costs	2.0%	1.6%
Other operating expense — net	0.0%	0.1%

Operating income	15.8%	16.1%

Gross profit increased $2.4 million to 39.0 percent of net sales in the first quarter of 2011, from 38.6 percent in the first quarter of 2010. The first quarter of 2011 includes the impact of unrealized mark-to-market gains on commodity derivatives, approximating $6.7 million, which partially offset restructuring charges included in cost of products sold. The impact of raw material costs on gross profit was mixed, as increased costs for green coffee were offset by lower costs for peanuts and certain fruits. Gross profit also benefited in the first quarter of 2011 from favorable sales mix as a larger portion of total Company sales were from coffee, peanut butter, and fruit spreads, all of which generate a higher profit margin.

Selling, distribution, and administrative expenses increased one percent for the first quarter of 2011, compared to 2010, and increased as a percentage of net sales from 19.1 percent to 19.4 percent. Marketing, selling, and distribution expenses in the first quarter of 2011 each remained relatively even with 2010. General and administrative expenses increased four percent over the same period due to higher depreciation charges and digital marketing initiatives.
Operating income decreased $3.7 million, or two percent, in the first quarter of 2011, compared to 2010, due to an increase in special project costs of approximately $13.7 million. Excluding the impact of special project costs in both periods, operating income increased $10.1 million, or five percent, and improved from 17.6 percent of net sales in 2010, to 18.7 percent in 2011.
Other
Despite an increase in the average invested balance in the first quarter of 2011, compared to 2010, interest income decreased $0.9 million due to a lower overall investment yield during the quarter. Interest expense decreased $2.4 million during the first quarter of 2011, compared to 2010, resulting from overall lower borrowings outstanding during the quarter. Fiscal 2010 debt repayments totaling $625.0 million were made in June and November 2009, and were offset somewhat by the issuance of $400.0 million in Senior Notes on June 15, 2010.
Income taxes decreased $6.3 million in the first quarter of 2011, compared to 2010, and resulted in a quarterly effective tax rate of 31.3 percent in 2011 compared to 35.2 percent in 2010. The fiscal 2011 first quarter effective tax rate reflects benefits realized from an increased deduction related to U.S. manufacturing activities, compared to 2010, together with lower state income taxes, and a favorable federal income tax determination related to a prior year item.

Segment Results
While the Company’s four reportable segments remain the same for 2011, the calculation of segment profit has been modified to include intangible asset amortization and impairment charges related to segment assets, along with certain other items in each of the segments. These items were previously considered corporate expenses and were not allocated to the segments. This change more accurately aligns the segment financial results with the responsibilities of segment management, most notably in the area of intangible assets. Fiscal 2010 segment profit has been recalculated to be consistent with the current methodology.

	Three Months Ended July 31,
			%
			Increase
	2010	2009	(Decrease)
	(Dollars in millions)
Net sales:
U.S. Retail Coffee Market	$393.6	$366.2	7%
U.S. Retail Consumer Market	279.3	291.0	(4%)
U.S. Retail Oils and Baking Market	173.9	194.4	(11%)
Special Markets	200.6	199.9	0%

Segment profit:
U.S. Retail Coffee Market	$111.9	$111.2	1%
U.S. Retail Consumer Market	71.4	66.1	8%
U.S. Retail Oils and Baking Market	22.6	25.7	(12%)
Special Markets	34.9	26.7	31%

Segment profit margin:
U.S. Retail Coffee Market	28.4%	30.4%
U.S. Retail Consumer Market	25.6%	22.7%
U.S. Retail Oils and Baking Market	13.0%	13.2%
Special Markets	17.4%	13.4%

U.S. Retail Coffee Market
The U.S. Retail Coffee Market segment net sales increased seven percent in the first quarter of 2011, compared to a strong first quarter in 2010. Segment volume increased five percent as the Folgers® brand contributed the majority of the improvement and Dunkin’ Donuts® coffee increased 15 percent. Coffee price increases, averaging four percent, were taken during the first quarter of 2011, and also contributed modestly to the net sales increase.
Increased net sales offset higher green coffee costs in the first quarter of 2011, compared to 2010, and resulted in an increase in U.S. Retail Coffee Market segment profit of one percent. Segment profit margin was 28.4 percent in 2011, compared to a strong segment margin in 2010 of 30.4 percent, which reflected lower green coffee costs in 2010.
U.S. Retail Consumer Market
The U.S. Retail Consumer Market segment net sales and volume for the first quarter of 2011 were essentially flat compared to the first quarter of 2010, excluding the potato products business divested in the fourth quarter of 2010. Reported segment net sales and volume for the first quarter of 2011 decreased four percent and three percent, respectively, compared to a strong first quarter of 2010. Volume gains were realized in Jif®

peanut butter, Smucker’s® Snack’n Waffles® brand waffles, and Hungry Jack® pancake mixes and syrups, offsetting volume declines in toppings. Fruit spreads sales were up due to favorable mix, while volume was down slightly in the first quarter of 2011, compared to the first quarter of 2010, due to the timing of promotions that occurred in the first quarter of 2010, but are planned for the second quarter of 2011.
The U.S. Retail Consumer Market segment profit increased eight percent for the first quarter of 2011, compared to the first quarter in 2010. Additional marketing investments were more than offset by lower raw material costs, primarily peanuts and certain fruits, a decrease in supply chain costs, and favorable product mix associated with peanut butter. Segment profit margin for the quarter improved from 22.7 percent in the first quarter of 2010, to 25.6 percent in 2011. The divestiture of the lower-margin potato business also contributed to the segment profit margin improvement.
U.S. Retail Oils and Baking Market
Net sales and volume in the U.S. Retail Oils and Baking Market segment were down 11 percent and 12 percent, respectively, for the first quarter of 2011, compared to 2010. Net sales and volume declines were driven primarily by Pillsbury® flour and baking mixes and Crisco® oils in a highly competitive and promotional retail environment that has persisted since the fourth quarter of 2010. Planned rationalizations of certain lower-margin baking products also contributed slightly to the decrease in net sales and volume.
The U.S. Retail Oils and Baking Market segment profit decreased 12 percent for the first quarter of 2011, compared to the first quarter of 2010, primarily due to the decline in net sales and higher production costs. Unrealized mark-to-market adjustments on commodity derivatives favorably impacted segment profit in the first quarter of 2011. Segment profit margin decreased modestly during the quarter from 13.2 percent in 2010, to 13.0 percent in 2011.
Special Markets
Net sales in the Special Markets segment in the first quarter of 2011 were flat compared to the first quarter of 2010. Excluding foreign exchange, net sales decreased three percent in the first quarter of 2011, compared to 2010. Volume increased one percent in the first quarter of 2011, compared to 2010, driven by gains in the natural foods, canned milk, condiments, and coffee categories, which offset declines in the flour, oil, and foodservice portion control categories. The impact of volume growth on net sales was more than offset by price decreases and the timing of promotional spending.
Special Markets segment profit margin increased to 17.4 percent from 13.4 percent for the first quarter of 2011, compared to 2010, primarily due to lower supply chain costs, the favorable impact of mix, and unrealized mark-to-market adjustments on derivatives.

Financial Condition — Liquidity and Capital Resources
Liquidity

	Three Months Ended July 31,
(Dollars in millions)	2010	2009

Net cash used for operating activities	$(27.2)	$(25.8)
Net cash used for investing activities	(83.7)	(25.0)
Net cash provided by (used for) financing activities	350.9	(119.4)

Net cash used for operating activities	$(27.2)	$(25.8)
Additions to property, plant, and equipment	(26.9)	(27.3)

Free cash flow	$(54.1)	$(53.1)

On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facilities. Total cash and cash equivalents at July 31, 2010, were $522.8 million compared to $283.6 million at April 30, 2010.
The Company expects a significant use of cash during the first half of each fiscal year, primarily due to seasonal fruit and vegetable procurement, the buildup of inventories to support the Fall Bake and Holiday period, and the additional increase of coffee inventory in advance of the Atlantic hurricane season. The Company expects cash provided by operations in the second half of the fiscal year to exceed the first half of the year, upon completion of the Company’s key promotional periods.
Cash used for operating activities in the first three months of 2011 was $27.2 million compared to $25.8 million in 2010. As is typical in the first half of each fiscal year, the cash generated from earnings was offset by working capital requirements, primarily the seasonal buildup of inventory, and income tax payments.
Cash used for investing activities was $83.7 million in the first three months of 2011, compared to $25.0 million in the same period of 2010. The increased cash used for investing activities in 2011, compared to 2010, was primarily the purchase of $57.0 million of marketable securities in 2011. Cash used for capital expenditures was $26.9 million in the first quarter of 2011, comparable to $27.3 million in 2010. The Company expects capital expenditures to increase throughout the remainder of 2011 as expenditures for the coffee and fruit spreads restructuring project accelerates.
Cash provided by financing activities during the first three months of 2011 was approximately $350.9 million, consisting primarily of the issuance of $400.0 million in Senior Notes offset by quarterly dividend payments of $47.6 million. During the first three months of 2010, total cash of $119.4 million was used for financing purposes consisting primarily of $75.0 million in debt repayments and $41.4 million in quarterly dividend payments. The increased dividend payments in 2011, compared to 2010, resulted primarily from an increase in the quarterly dividend rate from $0.35 to $0.40 per common share during the period.

Capital Resources
The following table presents the Company’s capital structure:

	July 31, 2010	April 30, 2010
	(Dollars in millions)
Current portion of long-term debt	$10.0	$10.0
Long-term debt	1,300.0	900.0

Total debt	$1,310.0	$910.0
Shareholders’ equity	5,395.1	5,326.3

Total capital	$6,705.1	$6,236.3

The Company has available a $180.0 million revolving credit facility with a group of three banks that expires in January 2011, and a $400.0 million revolving credit facility with a group of five banks that expires in October 2012. No amounts were outstanding against the revolving credit facilities at July 31, 2010.
On June 15, 2010, the Company issued $400.0 million in 4.5 percent Senior Notes with a final maturity on June 1, 2025. The Senior Notes have a 12-year average maturity with required prepayments starting on June 1, 2020. Proceeds from the Senior Notes issuance will be used for general corporate purposes.
Absent any material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under credit facilities, will be sufficient to meet cash requirements for the next twelve months, including capital expenditures, the payment of quarterly dividends, and principal and interest on debt outstanding.
Non-GAAP Measures
The Company uses non-GAAP measures including net sales, excluding divestitures and foreign currency exchange rate impact; operating income, income, and income per diluted share, excluding restructuring and merger and integration costs; and free cash flow as key measures for purposes of evaluating performance internally. The non-GAAP measures are not intended to replace the presentation of financial results in accordance with generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP measures supplements other metrics used by management to internally evaluate its businesses, and facilitate the comparison of past and present operations. These non-GAAP measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at July 31, 2010, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated since it is at a fixed rate until maturity. Based on the Company’s overall interest rate exposure as of and during the three-month period ended July 31, 2010, including derivative and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. Interest rate risk can also be measured by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on a hypothetical one-percentage point decrease in interest rates at July 31, 2010, the fair value of the Company’s long-term debt would increase by approximately $72 million.
Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2010, are not expected to result in a significant impact on future earnings or cash flows.
The Company utilizes foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. The mark-to-market gains and losses on qualifying hedges are included as a component of other comprehensive income, and reclassified to earnings in the period the contract is executed. The ineffective portion of these contracts is immediately recognized in earnings. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. Based on the Company’s hedged foreign currency positions as of July 31, 2010, a hypothetical 10 percent change in exchange rates would result in a loss of fair value of approximately $4.4 million.
Revenues from customers outside the U.S. represented approximately nine percent of net sales during the three-month period ended July 31, 2010. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.
Commodity Price Risk. Raw materials and other commodities used by the Company are subject to price volatility caused by supply and demand conditions, political and economic variables, weather, investor speculation, and other unpredictable factors. To manage the volatility related to anticipated commodity purchases, the Company uses futures and options with maturities generally less than one year. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in other comprehensive income to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately.

The following sensitivity analysis presents the Company’s potential loss of fair value resulting from a hypothetical 10 percent change in market prices.

(Dollars in millions)	July 31, 2010	April 30, 2010

Raw material commodities:
High	$22.1	$21.2
Low	2.4	2.3
Average	12.4	11.6

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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to, the following:
•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, and peanuts, are procured and the related impact on costs;

•	risks associated with hedging, derivative, and purchasing strategies employed by the Company to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact the Company’s liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement price changes;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the successful completion of the Company’s restructuring programs, and the ability to realize anticipated savings and other potential benefits within the time frames currently contemplated;

•	the impact of food safety concerns involving either the Company or its competitors’ products;

•	the impact of accidents and natural disasters, including crop failures and storm damage;

•	the concentration of certain of the Company’s businesses with key customers and suppliers and the ability to manage and maintain key relationships;

•	the loss of significant customers or a substantial reduction in orders from such customers or the bankruptcy of any such customer;

•	changes in consumer coffee preferences, and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of the Company’s capital expenditures, restructuring costs, and merger and integration costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations or their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•	the other factors described under “Risk Factors” in registration statements filed by the Company with the Securities and Exchange Commission and in the other reports and statements filed by the

Company with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and proxy materials.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2010 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission in connection with evaluating the Company, its business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.
The risk factor described below updates the risk factors disclosed in “Part 1, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares That
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs

May 1, 2010 - May 31, 2010	2,238	$42.45	—	3,744,222
June 1, 2010 - June 30, 2010	84,800	49.35	—	3,744,222
July 1, 2010 - July 31, 2010	1,623	44.28	—	3,744,222

Total	88,661	$49.08	—	3,744,222

Information set forth in the table above represents activity in the Company’s first fiscal quarter.
(a)	Shares in this column include shares repurchased as part of publicly announced plans, if any, as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	Since August 2004, the Company’s Board of Directors has authorized management to repurchase up to 10 million common shares. Share repurchases will occur at management’s discretion with no established expiration date. The Company has repurchased a total of 6,255,778 common shares since November 2004 under the buyback program authorized by the Company’s Board of Directors. At July 31, 2010, the Company had remaining authorization to repurchase 3,744,222 common shares under this program. Under the transaction agreement relating to the merger with The Folgers Coffee Company and related ancillary agreements, the Company may repurchase common shares only under specific conditions. As a result, the Company does not anticipate that it will repurchase shares for a period of at least two years following the closing of the merger which occurred on November 6, 2008.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 29 of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

September 9, 2010	THE J. M. SMUCKER COMPANY
/s/ Timothy P. Smucker
BY TIMOTHY P. SMUCKER
Chairman of the Board and Co-Chief Executive Officer

/s/ Richard K. Smucker
BY RICHARD K. SMUCKER
Executive Chairman and Co-Chief Executive Officer

/s/ Mark R. Belgya
BY MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
No.	Description

3.1	Amended Articles of Incorporation of The J. M. Smucker Company (Commission File 001-5111).

3.2	Amended Regulations of The J. M. Smucker Company (Commission File 001-5111).

10.1	Sixth Amendment, dated as of June 11, 2010, to Note Purchase Agreements, each dated as of August 23, 2000 (Commission File 001-5111).

10.2	Fourth Amendment, dated as of June 11, 2010, to Note Purchase Agreement, dated as of May 27, 2004 (Commission File 001-5111).

10.3	Third Amendment, dated as of June 11, 2010, to Note Purchase Agreement, dated as of May 31, 2007 (Commission File 001-5111).

10.4	Second Amendment, dated as of June 11, 2010, to Note Purchase Agreement, dated as of October 23, 2008 (Commission File 001-5111).

10.5	Note Purchase Agreement, dated as of June 15, 2010, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed on June 17, 2010 (Commission File 001-5111).

10.6	Form of Deferred Stock Units Agreement (Commission File 001-5111). *

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.3	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or agreement.