Form 10-Q
period 2010-10-31
SMUCKER J M CO
filed 2010-12-10
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
The Company had 119,055,837 common shares outstanding on November 30, 2010.
The Exhibit Index is located at Page No. 32.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Net sales	$1,278,913	$1,278,745	$2,326,225	$2,330,271
Cost of products sold	772,171	786,495	1,401,595	1,431,992
Cost of products sold — restructuring	12,072	0	21,525	0

Gross Profit	494,670	492,250	903,105	898,279
Selling, distribution, and administrative expenses	222,821	232,985	426,082	434,162
Amortization	18,501	18,312	36,998	36,689
Merger and integration costs	2,773	8,148	5,429	24,624
Other restructuring costs	8,345	0	26,449	0
Other operating expense — net	2,194	1,599	2,944	2,764

Operating Income	240,036	231,206	405,203	400,040
Interest income	572	686	1,005	2,057
Interest expense	(18,505)	(17,473)	(35,044)	(36,424)
Other (expense) income — net	(376)	583	317	563

Income Before Income Taxes	221,727	215,002	371,481	366,236
Income taxes	72,001	75,012	118,874	128,183

Net Income	$149,726	$139,990	$252,607	$238,053

Earnings per common share:
Net Income	$1.25	$1.18	$2.12	$2.00

Net Income — Assuming Dilution	$1.25	$1.18	$2.11	$2.00

Dividends declared per common share	$0.40	$0.35	$0.80	$0.70

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2010	April 30, 2010
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$487,463	$283,570
Marketable securities	48,086	0
Trade receivables, less allowances	415,826	238,867
Inventories:
Finished products	518,809	413,269
Raw materials	303,805	241,670

	822,614	654,939
Prepaid income taxes	32,028	1,663
Other current assets	48,169	44,591

Total Current Assets	1,854,186	1,223,630
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	63,532	62,982
Buildings and fixtures	312,069	308,358
Machinery and equipment	1,019,695	997,374
Construction in progress	57,960	31,426

	1,453,256	1,400,140
Accumulated depreciation	(612,161)	(541,827)

Total Property, Plant, and Equipment	841,095	858,313
OTHER NONCURRENT ASSETS
Goodwill	2,807,418	2,807,730
Other intangible assets, net	2,989,374	3,026,515
Other noncurrent assets	61,277	58,665

Total Other Noncurrent Assets	5,858,069	5,892,910

	$8,553,350	$7,974,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$194,194	$179,509
Accrued trade marketing and merchandising	113,890	52,536
Income taxes payable	0	75,977
Current portion of long-term debt	0	10,000
Other current liabilities	168,835	160,875

Total Current Liabilities	476,919	478,897
NONCURRENT LIABILITIES
Long-term debt	1,300,000	900,000
Deferred income taxes	1,103,991	1,101,506
Other noncurrent liabilities	168,431	168,130

Total Noncurrent Liabilities	2,572,422	2,169,636
SHAREHOLDERS’ EQUITY
Common shares	29,882	29,780
Additional capital	4,592,720	4,575,127
Retained income	902,528	746,063
Amount due from ESOP Trust	(3,334)	(4,069)
Accumulated other comprehensive loss	(17,787)	(20,581)

Total Shareholders’ Equity	5,504,009	5,326,320

	$8,553,350	$7,974,853

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$252,607	$238,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,646	51,148
Depreciation — restructuring	21,440	0
Amortization	36,998	36,689
Share-based compensation expense	12,268	13,098
Other noncash restructuring charges	5,367	0
Loss on sale of assets — net	1,027	1,621
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(177,018)	(142,686)
Inventories	(167,945)	(150,828)
Accounts payable and accrued items	95,208	91,112
Defined benefit pension contributions	(12,312)	(723)
Income taxes	(105,166)	25,693
Other — net	426	24,635

Net cash provided by operating activities	19,546	187,812

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(62,073)	(89,433)
Sale and maturities of marketable securities	9,000	13,519
Purchases of marketable securities	(57,037)	0
Proceeds from disposal of property, plant, and equipment	339	0
Other — net	11	(818)

Net cash used for investing activities	(109,760)	(76,732)

FINANCING ACTIVITIES
Repayments of long-term debt	(10,000)	(75,000)
Proceeds from long-term debt	400,000	0
Dividends paid	(95,333)	(82,993)
Purchase of treasury shares	(5,147)	(5,225)
Proceeds from stock option exercises	2,100	1,672
Other — net	2,476	286

Net cash provided by (used for) financing activities	294,096	(161,260)
Effect of exchange rate changes	11	3,195

Net increase (decrease) in cash and cash equivalents	203,893	(46,985)
Cash and cash equivalents at beginning of period	283,570	456,693

Cash and cash equivalents at end of period	$487,463	$409,708

( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Certain prior year amounts have been reclassified to conform to current year classifications.
Note B — Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures about fair value measurements including transfers in and out of different levels of the fair value hierarchy and a higher level of disaggregation for different types of financial instruments. These disclosure requirements were effective in the current fiscal year for the Company. In addition, for the reconciliation of Level 3 fair value measurements, ASU 2010-06 requires information about purchases, sales, issuances, and settlements to be presented separately. These disclosure requirements will be effective in fiscal 2012 for the Company.
Note C — Restructuring
During fiscal 2010, the Company announced its plan to restructure certain operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative is a long-term investment to optimize production capacity and lower the overall cost structure and includes capital investments for a new state-of-the-art food manufacturing facility in Orrville, Ohio, and consolidation of coffee production in New Orleans, Louisiana. The Company expects to incur restructuring costs of approximately $190.0 million related to this plan.
Subsequently, on September 27, 2010, the Company expanded its restructuring plan and committed to an initiative to improve the overall cost structure in its Canadian pickle and condiments operations by transitioning production to third-party manufacturers in the U.S. The Company expects to incur additional restructuring costs of approximately $45.0 million related to this initiative, consisting primarily of long-lived asset charges of $28.0 million and employee separation costs of $13.0 million.
Upon completion, the restructuring will result in a reduction of approximately 850 full-time positions and the closing of six of the Company’s facilities — Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario.
The Company expects to incur total restructuring costs of approximately $235.0 million, of which $53.7 million has been incurred through October 31, 2010. The balance of the costs is anticipated to be incurred over the next four fiscal years as the facilities are closed.

The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

			Site Preparation
	Long-Lived	Employee	and Equipment	Production
	Asset Charges	Separation	Relocation	Start-up	Other Costs	Total

Total expected restructuring charge	$118,000	$60,000	$23,500	$23,000	$10,500	$235,000

Balance at May 1, 2009	$0	$0	$0	$0	$0	$0
Fourth quarter charge to expense	3,870	1,139	407	16	279	5,711
Cash payments	0	(50)	(407)	(16)	(279)	(752)
Noncash utilization	(3,870)	0	0	0	0	(3,870)

Balance at April 30, 2010	$0	$1,089	$0	$0	$0	$1,089
First quarter charge to expense	9,453	16,748	1,268	61	27	27,557
Second quarter charge to expense	11,987	5,363	2,228	684	155	20,417
Cash payments	0	(10,711)	(3,496)	(745)	(182)	(15,134)
Noncash utilization	(21,440)	(5,367)	0	0	0	(26,807)

Balance at October 31, 2010	$0	$7,122	$0	$0	$0	$7,122

Remaining expected restructuring charge	$92,690	$36,750	$19,597	$22,239	$10,039	$181,315

Approximately $12,072 of the total restructuring charges of $20,417 in the three months ended October 31, 2010, and $21,525 of the total restructuring charges of $47,974 in the six months ended October 31, 2010, were reported in cost of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs classified as cost of products sold include primarily long-lived asset charges. Long-lived asset charges consist entirely of accelerated depreciation related to property, plant, and equipment that will be used at the affected production facilities until the facilities close or are sold.
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
Other costs include professional fees, costs related to closing the facilities, and miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred.
Note D — Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and nonemployee directors. These incentives are administered through various plans, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, and stock options.
The following table summarizes amounts related to share-based payments.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Compensation expense included in selling, distribution, and adminstrative expenses	$5,968	$5,268	$10,308	$9,821
Compensation expense included in merger and integration costs	973	1,418	1,960	3,277
Compensation expense included in other restructuring costs	109	0	174	0

Total compensation expense	$7,050	$6,686	$12,442	$13,098

Related income tax benefit	$2,293	$2,330	$3,981	$4,584

As of October 31, 2010, total compensation cost related to nonvested share-based awards not yet recognized was approximately $41,962. The weighted-average period over which this amount is expected to be recognized is approximately 3.1 years.
Note E — Common Shares
The following table sets forth common share information.

	October 31, 2010	April 30, 2010

Common shares authorized	150,000,000	150,000,000
Common shares outstanding	119,529,429	119,119,152
Treasury shares	9,074,736	9,485,013

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
While the Company’s four reportable segments remain the same for 2011, the calculation of segment profit has been modified to include intangible asset amortization and impairment charges related to segment assets, along with certain other items in each of the segments. These items were previously considered corporate expenses and were not allocated to the segments. This change more accurately aligns the segment financial results with the responsibilities of segment management, most notably in the area of intangible assets. Fiscal 2010 segment profit has been presented to be consistent with the current methodology.

The following table sets forth reportable segment information.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Net sales:
U.S. Retail Coffee Market	$477,287	$445,102	$870,857	$811,331
U.S. Retail Consumer Market	272,564	290,090	551,839	581,092
U.S. Retail Oils and Baking Market	279,523	303,896	453,394	498,312
Special Markets	249,539	239,657	450,135	439,536

Total net sales	$1,278,913	$1,278,745	$2,326,225	$2,330,271

Segment profit:
U.S. Retail Coffee Market	$149,099	$131,850	$260,981	$243,017
U.S. Retail Consumer Market	74,287	70,512	145,704	136,635
U.S. Retail Oils and Baking Market	40,854	45,398	63,441	71,078
Special Markets	49,406	40,003	84,278	66,697

Total segment profit	$313,646	$287,763	$554,404	$517,427

Interest income	572	686	1,005	2,057
Interest expense	(18,505)	(17,473)	(35,044)	(36,424)
Share-based compensation expense	(5,968)	(5,268)	(10,308)	(9,821)
Merger and integration costs	(2,773)	(8,148)	(5,429)	(24,624)
Cost of products sold — restructuring	(12,072)	0	(21,525)	0
Other restructuring costs	(8,345)	0	(26,449)	0
Corporate administrative expenses	(44,452)	(43,141)	(85,490)	(82,942)
Other (expense) income — net	(376)	583	317	563

Income before income taxes	$221,727	$215,002	$371,481	$366,236

Note G — Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31, 2010	April 30, 2010

7.94% Series C Senior Notes due September 1, 2010	$0	$10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	376,000	376,000
5.55% Senior Notes due April 1, 2022	400,000	400,000
4.50% Senior Notes due June 1, 2025	400,000	0

Total long-term debt	$1,300,000	$910,000
Current portion of long-term debt	0	10,000

Total long-term debt less current portion	$1,300,000	$900,000

On June 15, 2010, the Company issued $400.0 million of 4.50 percent Senior Notes with a final maturity on June 1, 2025. The Senior Notes have a 12-year average maturity. Proceeds from the Senior Notes issuance will be used for general corporate purposes. On September 1, 2010, the Company repaid the $10.0 million of 7.94 percent Series C Senior Notes utilizing cash on hand.
All of the Company’s Senior Notes are unsecured and interest is paid semiannually. Scheduled payments are required on the 5.55 percent Senior Notes, the first of which is $50.0 million on April 1, 2013, and on the 4.50 percent Senior Notes, the first of which is $100.0 million on June 1, 2020.
The Company has available an unsecured $400.0 million revolving credit facility with a group of five banks maturing on October 29, 2012. The Company’s $180.0 million revolving credit facility with a group of three banks expires on January 31, 2011 and is not expected to be extended. Interest on the revolving credit facilities is based on prevailing U.S. Prime, Canadian Base Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, as determined by the Company, and is payable either on a quarterly basis or at the end of the borrowing term. At October 31, 2010, the Company did not have a balance outstanding under either revolving credit facility.
The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, leverage ratios, and an interest coverage ratio. The Company is in compliance with all covenants.
Note H — Earnings per Share
The following tables set forth the computation of net income per common share and net income per common share — assuming dilution.

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009

Computation of net income per share:
Net income	$149,726	$139,990	$252,607	$238,053
Net income allocated to participating securities	1,501	1,257	2,478	2,082

Net income allocated to common stockholders	$148,225	$138,733	$250,129	$235,971

Weighted-average common shares outstanding	118,313,698	117,887,960	118,235,258	117,771,445

Net income per common share	$1.25	$1.18	$2.12	$2.00

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009

Computation of net income per share — assuming dilution:
Net income	$149,726	$139,990	$252,607	$238,053
Net income allocated to participating securities	1,500	1,256	2,476	2,080

Net income allocated to common stockholders	$148,226	$138,734	$250,131	$235,973

Weighted-average common shares outstanding	118,313,698	117,887,960	118,235,258	117,771,445
Dilutive effect of stock options	130,397	144,249	134,980	112,920

Weighted-average common shares outstanding — assuming dilution	118,444,095	118,032,209	118,370,238	117,884,365

Net income per common share — assuming dilution	$1.25	$1.18	$2.11	$2.00

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009

Weighted-average common shares outstanding	118,313,698	117,887,960	118,235,258	117,771,445
Weighted-average participating shares outstanding	1,198,303	1,068,221	1,171,207	1,038,972

Total weighted-average shares outstanding	119,512,001	118,956,181	119,406,465	118,810,417
Dilutive effect of stock options	130,397	144,249	134,980	112,920

Total weighted-average shares outstanding — assuming dilution	119,642,398	119,100,430	119,541,445	118,923,337

Note I — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2010	2009	2010	2009

Service cost	$1,861	$1,423	$405	$494
Interest cost	6,360	6,167	691	651
Expected return on plan assets	(6,674)	(5,718)	0	0
Recognized net actuarial loss (gain)	2,198	1,574	(134)	(260)
Termination benefit cost	735	0	0	0
Curtailment	181	0	0	0
Other	289	310	(122)	(122)

Net periodic benefit cost	$4,950	$3,756	$840	$763

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2010	2009	2010	2009

Service cost	$3,719	$2,833	$810	$988
Interest cost	12,706	12,264	1,381	1,294
Expected return on plan assets	(13,331)	(11,359)	0	0
Recognized net actuarial loss (gain)	3,925	3,121	(268)	(521)
Termination benefit cost	8,197	0	2,413	0
Curtailment	4,091	0	0	0
Other	577	617	(244)	(244)

Net periodic benefit cost	$19,884	$7,476	$4,092	$1,517

Upon completion of the restructuring plan discussed in Note C — Restructuring, approximately 850 full-time positions will be reduced. The Company has included the estimated impact of the planned reductions in measuring the net periodic benefit cost of the defined benefit pension and other postretirement benefit plans. As a result, charges for termination benefits and curtailment were recognized for the three and six months ended October 31, 2010.

Note J — Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Net income	$149,726	$139,990	$252,607	$238,053
Other comprehensive income:
Foreign currency translation adjustments	2,542	(2,083)	(1,066)	23,668
Unrealized gain (loss) on available-for-sale securities	1,361	2,195	(36)	2,760
Unrealized (loss) gain on cash flow hedging derivatives	(2,226)	(626)	6,742	(870)
Unrealized loss on pension and other postretirement liabilities	0	0	(300)	0
Income tax benefit (expense)	317	(568)	(2,546)	(666)

Comprehensive income	$151,720	$138,908	$255,401	$262,945

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
Note L — Derivative Financial Instruments
The Company is exposed to market risks, such as changes in commodity pricing and foreign currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions. By policy, the Company historically has not entered into derivative financial instruments for trading purposes or for speculation.
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
Certain of the derivative instruments associated with the Company’s U.S. Retail Oils and Baking Market and U.S. Retail Coffee Market segments meet the hedge criteria according to Financial Accounting Standards Board Accounting Standards Codification 815, Derivatives and Hedging, and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of other comprehensive income to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is assessed at inception and on a monthly basis.
The mark-to-market gains or losses on nonqualifying and ineffective portions of commodity hedges are recognized in cost of products sold immediately.
Foreign Currency Exchange Rate Hedging. The Company utilizes foreign currency forwards and options contracts to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials, finished goods, and fixed assets. The contracts generally have maturities of less than one year. At the inception of the contract, the derivative is evaluated and documented for hedge accounting treatment. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of other comprehensive income. These gains or losses are reclassified to earnings in the period the contract is executed. The ineffective portion of these contracts is immediately recognized in earnings. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold.
The following table sets forth the fair value of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2010		April 30, 2010
	Other	Other	Other	Other
	Current Assets	Current Liabilities	Current Assets	Current Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$4,967	$0	$1,874	$9
Derivatives not designated as hedging instruments:
Commodity contracts	$8,235	$8,075	$2,414	$599
Foreign currency exchange contracts	0	383	0	830

Total derivatives not designated as hedging instruments	$8,235	$8,458	$2,414	$1,429

Total derivative instruments	$13,202	$8,458	$4,288	$1,438

The Company has elected to not offset fair value amounts recognized for derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $11,872 and $5,714 at October 31, 2010 and April 30, 2010, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.
The following table presents information on gains recognized on derivatives designated as cash flow hedging relationships, all of which hedge commodity price risk.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Gains recognized in other comprehensive income (effective portion)	$4,103	$193	$13,034	$925
Gains reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	6,329	819	$6,292	1,795

Change in accumulated other comprehensive loss	$(2,226)	$(626)	$6,742	$(870)

Gains recognized in cost of products sold (ineffective portion)	$203	$560	$374	$603

Included as a component in accumulated other comprehensive loss at October 31, 2010 and April 30, 2010, were deferred pre-tax gains of $9,870 and $3,128, respectively. The related tax impact recognized in accumulated other comprehensive loss was $3,585 and $1,134 at October 31, 2010 and April 30, 2010, respectively. The entire amount of the deferred gain included in accumulated other comprehensive loss at October 31, 2010, is expected to be recognized in earnings within one year as the related commodity is sold.
The following table presents the realized and unrealized gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Gains (losses) on commodity contracts	$454	$(2,226)	$4,847	$(2,830)
(Losses) gains on foreign currency exchange contracts	(207)	25	270	(5,493)

Total	$247	$(2,201)	$5,117	$(8,323)

The following table presents the gross contract notional value of outstanding derivative contracts at October 31, 2010 and April 30, 2010.

	October 31, 2010	April 30, 2010

Commodity contracts	$524,580	$323,351
Foreign currency exchange contracts	53,215	45,295

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

	October 31, 2010		April 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities	$48,086	$48,086	$0	$0
Other investments and securities	38,634	38,634	34,895	34,895
Derivatives financial instruments, net	4,744	4,744	2,850	2,850
Fixed-rate long-term debt	1,300,000	1,692,864	910,000	1,172,467

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
The following table is a summary of the fair values of the Company’s financial assets (liabilities) measured at fair value on a recurring basis.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	October 31,	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	2010	April 30, 2010

Marketable securities (A)	$0	$48,086	$0	$48,086	$0
Other investments: (B)
Equity mutual funds	13,392	0	0	13,392	11,626
Municipal obligations	0	17,984	0	17,984	16,753
Other investments	1,078	6,180	0	7,258	6,516
Derivatives: (C)
Commodity contracts, net	5,127	0	0	5,127	3,680
Foreign currency exchange contracts	(383)	0	0	(383)	(830)

Total	$19,214	$72,250	$0	$91,464	$37,745

(A)	The Company’s marketable securities consist of commercial paper valued by a third party using an evaluated pricing methodology.

(B)	The Company’s other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets and municipal obligations valued by a third party using an evaluated pricing methodology.

(C)	The Company’s derivatives are valued using quoted market prices. For additional information, see Note L — Derivative Financial Instruments.
Note N — Income Taxes
During the three-month and six-month periods ended October 31, 2010, the Company’s effective tax rate decreased to 32.5 and 32.0 percent, respectively, compared to 34.9 and 35.0 percent in the three-month and six-month periods ended October 31, 2009, reflecting the impact of increased benefits realized from the domestic manufacturing deduction and lower state income taxes. At October 31, 2010, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction offset slightly by state income taxes.
Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $3.0 million, primarily as a result of expiring statute of limitations periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2010 and 2009.
The Company is the owner of all trademarks, except Pillsbury® is a trademark of The Pillsbury Company LLC, used under license; and Dunkin’ Donuts® is a registered trademark of DD IP Holder LLC, used under license.
Dunkin’ Donuts® brand is licensed to the Company for packaged coffee products sold in retail environments like grocery stores, mass merchandisers, club stores, and drug stores. Information in this document is not applicable to Dunkin’ Donuts® coffee or other products for sale in Dunkin’ Donuts® stores. K-Cup® and K-Cups® are trademarks of Keurig, Incorporated.
Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(Dollars in millions, except per share data)
Net sales	$1,278.9	$1,278.7	$2,326.2	$2,330.3

Operating income	$240.0	$231.2	$405.2	$400.0
% of net sales	18.8%	18.1%	17.4%	17.2%

Net income:
Net income	$149.7	$140.0	$252.6	$238.1
Net income per common share — assuming dilution	$1.25	$1.18	$2.11	$2.00

Operating income before restructuring and merger and integration costs (1)	$263.2	$239.4	$458.6	$424.7
% of net sales	20.6%	18.7%	19.7%	18.2%

Income before restructuring and merger and integration costs: (2)
Income	$165.3	$145.3	$288.9	$254.1
Income per common share — assuming dilution	$1.38	$1.22	$2.42	$2.14

(1) Reconciliation to operating income:
Operating income	$240.0	$231.2	$405.2	$400.0
Merger and integration costs	2.8	8.1	5.4	24.6
Cost of products sold — restructuring	12.1	—	21.5	—
Other restructuring costs	8.3	—	26.4	—

Operating income before restructuring and merger and integration costs	$263.2	$239.4	$458.6	$424.7

(2) Reconciliation to net income:
Income before income taxes	$221.7	$215.0	$371.5	$366.2
Merger and integration costs	2.8	8.1	5.4	24.6
Cost of products sold — restructuring	12.1	—	21.5	—
Other restructuring costs	8.3	—	26.4	—

Income before income taxes, restructuring, and merger and integration costs	244.9	223.2	424.9	390.9
Income taxes	79.6	77.8	136.0	136.8

Income before restructuring and merger and integration costs	$165.3	$145.3	$288.9	$254.1

Amounts may not add due to rounding.
Net sales in the second quarter and first six months of 2011 were flat compared to the same periods in 2010, as the impact of pricing, sales mix, and exchange rate offset overall volume declines and the impact of potato products divested in March 2010. Operating income increased in the second quarter and first six months of 2011, compared to 2010, as increased restructuring and merger and integration costs (“special project costs”)

and overall higher raw material costs were more than offset by the net effect of pricing. Excluding special project costs, operating income increased 10 percent and eight percent for the second quarter and first six months of 2011, respectively, compared to the same periods in 2010.
The Company’s net income per diluted share was $1.25 and $1.18 for the second quarters of 2011 and 2010, and $2.11 and $2.00 for the first six months of 2011 and 2010, respectively, an increase of six percent in both periods. The Company’s income per diluted share, excluding special project costs, was $1.38 and $1.22 for the second quarters of 2011 and 2010, and $2.42 and $2.14 for the first six months of 2011 and 2010, respectively, an increase of 13 percent in both periods, as 2011 periods benefited from operating income improvements and the impact of a lower effective tax rate compared to 2010.
Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
			Increase				Increase
	2010	2009	(Decrease)%		2010	2009	(Decrease)%
	(Dollars in millions)

Net sales	$1,278.9	$1,278.7	$0.2	0%	$2,326.2	$2,330.3	$(4.1)	(0%)
Adjust for noncomparable items:
Divestiture	—	(12.1)	12.1	1%	—	(22.0)	22.0	1%
Foreign currency exchange	(4.9)	—	(4.9)	(0%)	(11.6)	—	(11.6)	(1%)

Net sales without divestiture and foreign currency exchange	$1,274.0	$1,266.6	$7.4	1%	$2,314.6	$2,308.3	$6.3	0%

Net sales of $1,278.9 million in the second quarter of 2011 were flat compared to the second quarter of 2010, and increased one percent, excluding the impact of the potato products divestiture and foreign exchange. Overall volume declined four percent, over the same time period, driven by the Company’s U.S. Retail Oils and Baking Market segment brands and Folgers® coffee in the U.S. Retail Coffee Market segment. Volume gains were most significant across the Special Markets segment, while gains were also realized in Dunkin’ Donuts® packaged coffee, Smucker’s® fruit spreads, and Jif® peanut butter. The net impact of pricing contributed approximately three percent to net sales and the overall impact of sales mix was favorable.
Net sales for the first six months of 2011 were flat compared to the first six months of 2010 and the net impact of the potato products divestiture and foreign exchange was not significant. Volume declined four percent for the first six months of 2011, compared to 2010. The net impact of pricing contributed approximately two percent to net sales and the overall impact of sales mix was favorable.
Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009

Gross profit	38.7%	38.5%	38.8%	38.5%
Selling, distribution, and administrative expenses:
Marketing	5.8%	6.9%	6.2%	6.8%
Selling	3.2%	3.2%	3.3%	3.2%
Distribution	3.2%	3.2%	3.3%	3.3%
General and administrative	5.2%	4.9%	5.5%	5.3%

Total selling, distribution, and administrative expenses	17.4%	18.2%	18.3%	18.6%

Amortization	1.4%	1.4%	1.6%	1.6%
Other restructuring and merger and integration costs	0.9%	0.6%	1.4%	1.1%
Other operating expense — net	0.2%	0.2%	0.1%	0.0%

Operating income	18.8%	18.1%	17.4%	17.2%

Gross profit increased $2.4 million to 38.7 percent of net sales in the second quarter of 2011, from 38.5 percent in the second quarter of 2010. The second quarter of 2011 includes the impact of $12.1 million of restructuring charges in cost of products sold and $5.9 million of unrealized mark-to-market losses on derivative contracts. The impact of raw material and manufacturing costs on gross profit was mixed. Green coffee costs were significantly higher in the second quarter of 2011, compared to the second quarter of 2010. Pricing actions taken earlier in the year, relative to the recognition of higher green coffee costs, contributed to gross profit in the second quarter of 2011. The Company expects to recognize steadily higher green coffee costs during the remainder of the year. Higher costs were also realized for milk, sugar, and soybean oil while lower costs were recognized for peanuts and flour. The second quarter of 2010 had benefited from volume-related plant efficiencies.
Selling, distribution, and administrative expenses decreased four percent for the second quarter of 2011, compared to 2010, and decreased as a percentage of net sales from 18.2 percent to 17.4 percent. Compared to the second quarter of 2010, that included higher levels of investment spending in brand equity initiatives and new advertising, marketing expenses decreased 15 percent for the second quarter of 2011. A portion of the marketing expense decrease was reallocated to support promotional programs, primarily in the U.S. Retail Oils and Baking Market segment. Selling and distribution expenses in the second quarter of 2011 remained relatively even with 2010. General and administrative expenses were up five percent over the same period primarily due to higher depreciation charges.
Operating income increased $8.8 million, or four percent, in the second quarter of 2011, compared to 2010, despite an increase in special project costs of approximately $15.0 million. Excluding the impact of special project costs in both periods, operating income increased $23.9 million, or 10 percent, and improved from 18.7 percent of net sales in 2010, to 20.6 percent in 2011.
For the first six months of 2011, gross profit increased $4.8 million to 38.8 percent of net sales, compared to 38.5 percent of net sales in the first six months of 2010. The first six months of 2011 includes the impact of $21.5 million of restructuring charges in cost of products sold. Gross profit for the first six months of 2011 included higher costs for green coffee, milk, sugar, and soybean oil while costs for peanuts and flour were lower, compared to the first six months of 2010. The first six months of 2010 had benefited from volume-related plant efficiencies.
Selling, distribution, and administrative expenses decreased two percent for the first six months of 2011, compared to 2010, and decreased as a percentage of net sales from 18.6 percent to 18.3 percent. Marketing expenses decreased nine percent for the first six months of 2011, compared to 2010. Selling and distribution expenses in the first six months of 2011 were flat compared to 2010. General and administrative expenses were up five percent over the same period due primarily to higher depreciation charges and digital marketing initiatives.
Operating income increased $5.2 million, or one percent, in the first six months of 2011, compared to 2010, despite an increase in special project costs of approximately $28.8 million. Excluding the impact of special project costs in both periods, operating income increased $33.9 million, or eight percent, and improved from 18.2 percent of net sales in 2010, to 19.7 percent in 2011.
Other
Despite an increase in the average cash and investment balance in 2011, compared to 2010, interest income was essentially flat during the second quarter and decreased $1.1 million during the first six months, due to a lower overall investment yield. Interest expense increased $1.0 million during the second quarter of 2011, compared to 2010, as lower average debt outstanding was more than offset by modestly higher interest rates. Interest expense decreased $1.4 million during the first six months of 2011, compared to 2010, as lower average debt outstanding offset modestly higher interest rates. Debt repayments made during fiscal 2010 totaled $625.0 million and were offset somewhat by the issuance of $400.0 million in Senior Notes on June 15, 2010.

Income tax expense decreased $3.0 million and $9.3 million during the second quarter and first six months of 2011, respectively, compared to 2010. The effective tax rates decreased to 32.5 and 32.0 percent in the second quarter and first six months of 2011, respectively, compared to 34.9 and 35.0 percent in the second quarter and first six months of 2010. The lower effective tax rates in 2011 primarily reflect benefits realized from an increased deduction related to U.S. manufacturing activities, compared to 2010, together with lower state income taxes.
Restructuring
In fiscal 2010, the Company announced its plan to restructure certain coffee and fruit spreads operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative is a long-term investment to optimize production capacity and lower the overall cost structure and includes capital investments for a new state-of-the-art food manufacturing facility in Orrville, Ohio, and consolidation of coffee production in New Orleans, Louisiana.
Subsequently, on September 27, 2010, the Company expanded its restructuring plan to include an initiative to improve the overall cost structure in its Canadian pickle and condiments operations by transitioning production to third-party manufacturers in the U.S.
The restructuring plan calls for the future closing of six of the Company’s facilities — Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario. Upon completion, the restructuring will result in the reduction of approximately 850 full-time positions.
The Company expects to incur restructuring costs of approximately $235.0 million, of which $53.7 million has been incurred through October 31, 2010 including $20.4 million and $48.0 million in the second quarter and first six months of 2011, respectively. The balance of the costs is anticipated to be incurred over the next four fiscal years as the facilities are closed.
Segment Results

	Three Months Ended October 31,			Six Months Ended October 31,
			%			%
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(Dollars in millions)

Net sales:
U.S. Retail Coffee Market	$477.3	$445.1	7%	$870.9	$811.3	7%
U.S. Retail Consumer Market	272.6	290.1	(6%)	551.8	581.1	(5%)
U.S. Retail Oils and Baking Market	279.5	303.9	(8%)	453.4	498.3	(9%)
Special Markets	249.5	239.7	4%	450.1	439.5	2%

Segment profit:
U.S. Retail Coffee Market	$149.1	$131.9	13%	$261.0	$243.0	7%
U.S. Retail Consumer Market	74.3	70.5	5%	145.7	136.6	7%
U.S. Retail Oils and Baking Market	40.9	45.4	(10%)	63.4	71.1	(11%)
Special Markets	49.4	40.0	24%	84.3	66.7	26%

Segment profit margin:
U.S. Retail Coffee Market	31.2%	29.6%		30.0%	30.0%
U.S. Retail Consumer Market	27.3%	24.3%		26.4%	23.5%
U.S. Retail Oils and Baking Market	14.6%	14.9%		14.0%	14.3%
Special Markets	19.8%	16.7%		18.7%	15.2%
While the Company’s four reportable segments remain the same for 2011, the calculation of segment profit has been modified to include intangible asset amortization and impairment charges related to segment assets, along with certain other items in each of the segments. These items were previously considered corporate expenses and were not allocated to the segments. This change more accurately aligns the segment financial results with the responsibilities of segment management, most notably in the area of intangible assets. Fiscal 2010 segment profit has been presented to be consistent with the current methodology.
U.S. Retail Coffee Market
The U.S. Retail Coffee Market segment net sales increased seven percent in the second quarter of 2011, compared to the second quarter in 2010. Price increases totaling 13 percent were taken in 2011 to cover rising green coffee costs, but were partially offset by a seven percent overall volume decline and additional promotional spending. Volume decreased in the Folgers® brand while Dunkin’ Donuts® packaged coffee continued its double-digit growth. The introduction of Folgers Gourmet Selections® and Millstone® K-Cups® offerings during the quarter contributed approximately two percent to U.S. Retail Coffee Market segment net sales.
Green coffee costs were significantly higher in the second quarter of 2011, compared to the second quarter of 2010. Pricing actions taken earlier in the year, relative to higher green coffee costs realized during the second quarter, contributed to segment profit. The Company expects the impact of rising green coffee costs to accelerate during the remainder of the year. Marketing expenses decreased in the second quarter of 2011, compared to the second quarter of 2010 which included significant long-term investments in brand equity initiatives and new advertising. U.S. Retail Coffee Market segment profit increased 13 percent in the second quarter of 2011, compared to the second quarter of 2010 that included the benefit of volume-related plant efficiencies. Segment profit margin was 31.2 percent in 2011, compared to 29.6 percent in 2010.
For the first six months of 2011, net sales for the U.S. Retail Coffee Market increased seven percent, compared to the first six months of 2010. Price increases taken during the first six months of the year, offset slightly by a one percent volume decline, contributed to the net sales increase. Segment profit increased seven percent for the first six months of 2011, compared to 2010, and segment profit margin was 30.0 percent in both periods.
U.S. Retail Consumer Market
The U.S. Retail Consumer Market segment net sales declined approximately two percent while volume increased one percent, excluding potato products divested in the fourth quarter of 2010. Net sales include the impact of a peanut butter price reduction of five percent taken earlier in the fiscal year. Volume gains were realized in Smucker’s® fruit spreads, Jif® peanut butter, and Smucker’s® Snack’n Waffles® brand waffles, offsetting volume declines in Smucker’s Uncrustables® sandwiches and toppings. Reported segment net sales and volume decreased six percent and three percent, respectively, for the second quarter of 2011, compared to the second quarter of 2010, reflecting the divested potato products.
The U.S. Retail Consumer Market segment profit increased five percent for the second quarter of 2011, compared to the second quarter in 2010, due to lower supply chain and raw material costs, primarily peanuts and corn sweetener, and a favorable sales mix which more than offset increased marketing costs. Segment profit margin for the quarter improved significantly from 24.3 percent in the second quarter of 2010, to 27.3 percent in 2011.
Net sales for the U.S. Retail Consumer Market decreased one percent in the first six months of 2011, compared to 2010, and volume was flat over the same period, excluding potato products. On a reported basis, net sales and volume decreased five and three percent, respectively. Segment profit increased seven percent for the first six months of 2011, compared to 2010, and segment profit margin improved from 23.5 percent to 26.4 percent.

U.S. Retail Oils and Baking Market
Net sales and volume in the U.S. Retail Oils and Baking Market segment were down eight percent and 10 percent, respectively, for the second quarter of 2011, compared to 2010. Pillsbury® flour and baking mixes volume was down double digits due to a combination of planned reductions in lower-margin products, and a continued competitive and promotional environment. Following a price decline earlier in the year, Crisco® oils volume showed modest improvement from earlier in the year, but was down three percent for the second quarter of 2011, compared to 2010.
The U.S. Retail Oils and Baking Market segment profit decreased 10 percent for the second quarter of 2011, compared to the second quarter of 2010. The impact of pricing, along with increases in milk, sugar, and soybean oil costs, and unrealized mark-to-market adjustments on commodity contracts caused segment profit margin to decrease from 14.9 percent in the second quarter of 2010, to 14.6 percent in 2011.
U.S. Retail Oils and Baking Market net sales and volume decreased nine percent and 11 percent in the first six months of 2011, compared to 2010. Segment profit decreased 11 percent for the first six months of 2011, compared to 2010, and segment profit margin declined from 14.3 percent to 14.0 percent.
Special Markets
Net sales in the Special Markets segment increased four percent in the second quarter of 2011, compared to 2010. Excluding foreign exchange, net sales increased two percent over the same time period. Volume increased four percent in the second quarter of 2011, compared to 2010, driven by gains in the natural foods, baking, and coffee categories. The impact of volume gains was partially offset by higher promotional spending.
Special Markets segment profit increased 24 percent for the second quarter of 2011, compared to 2010, and profit margin increased to 19.8 percent from 16.7 percent during the same time period, primarily due to coffee price increases taken earlier in the year, lower flour costs, and the favorable impact of sales mix associated with higher natural foods and coffee sales.
Net sales and volume in the Special Markets segment both increased two percent in the first six months of 2011, compared to 2010. Excluding foreign exchange, net sales were essentially flat compared to the same period last year. Special Markets segment profit increased 26 percent and improved to 18.7 percent of net sales in the first six months of 2011, from 15.2 percent of net sales in the first six months of 2010.
Financial Condition — Liquidity and Capital Resources
Liquidity

	Six Months Ended October 31,
	2010	2009
	(Dollars in millions)
Net cash provided by operating activities	$19.5	$187.8
Net cash used for investing activities	(109.8)	(76.7)
Net cash provided by (used for) financing activities	294.1	(161.3)

Net cash provided by operating activities	$19.5	$187.8
Additions to property, plant, and equipment	(62.1)	(89.4)

Free cash flow	$(42.5)	$98.4

Amounts may not add due to rounding.

On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facilities. Total cash and cash equivalents at October 31, 2010, were $487.5 million compared to $283.6 million at April 30, 2010.
Cash provided for operating activities in the first six months of 2011 was $19.5 million compared to $187.8 million in 2010. The decrease in cash provided by operating activities in the first six months of 2011, compared to 2010, was primarily related to an increase in cash used for income tax payments of $130.9 million. Approximately $82.0 million of the increase in income tax payments represents a change in the timing of the payments. Increases in trade receivables and inventory balances, primarily related to higher commodity costs and related price increases, also contributed to the decrease in cash provided by operating activities.
The Company expects a significant use of cash during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, and the additional increase of coffee inventory in advance of the Atlantic hurricane season. The Company expects cash provided by operations in the second half of the fiscal year to exceed the first half of the year, upon completion of the Company’s key promotional periods.
Cash used for investing activities was $109.8 million in the first six months of 2011, compared to $76.7 million in the same period of 2010. The increased cash used for investing activities in 2011, compared to 2010, was primarily the purchase of $57.0 million of marketable securities in 2011. Cash used for capital expenditures was $62.1 million in the first six months of 2011, compared to $89.4 million in 2010. The Company expects capital expenditures to increase throughout the remainder of 2011, and total approximately $200 million for the full fiscal year, as expenditures for the coffee and fruit spreads restructuring project accelerate.
Cash provided by financing activities during the first six months of 2011 was approximately $294.1 million, consisting primarily of the issuance of $400.0 million in Senior Notes, offset by quarterly dividend payments of $95.3 million, and repayments of long-term debt of $10.0 million. During the first six months of 2010, total cash of $161.3 million was used for financing purposes consisting primarily of $75.0 million in debt repayments and $83.0 million in quarterly dividend payments. The increased dividend payments in 2011, compared to 2010, resulted primarily from an increase in the quarterly dividend rate from $0.35 to $0.40 per common share during the period.
Capital Resources
The following table presents the Company’s capital structure:

	October 31, 2010	April 30, 2010
	(Dollars in millions)
Current portion of long-term debt	$0.0	$10.0
Long-term debt	1,300.0	900.0

Total debt	$1,300.0	$910.0
Shareholders’ equity	5,504.0	5,326.3

Total capital	$6,804.0	$6,236.3

The Company has available a $400.0 million revolving credit facility with a group of five banks that expires in October 2012. The Company’s $180.0 million revolving credit facility with a group of three banks expires in January 2011 and is not expected to be extended. No amounts were outstanding under either revolving credit facility at October 31, 2010.
On June 15, 2010, the Company issued $400.0 million of 4.50 percent Senior Notes with a final maturity on June 1, 2025. The Senior Notes have a 12-year average maturity with required prepayments starting on June 1, 2020. Proceeds from the Senior Notes issuance will be used for general corporate purposes. On

September 1, 2010, the Company repaid the $10.0 million of 7.94 percent Series C Senior Notes utilizing cash on hand.
The Company’s Board of Directors has authorized management to repurchase an established number of common shares at its discretion with no established expiration date. However, under the transaction agreement relating to the Folgers merger and related ancillary agreements, the Company could repurchase common shares only under specific conditions for two years following the closing of the merger. As a result, the Company did not repurchase shares under the buyback program during that period. On November 6, 2010, the Company’s two-year restriction on share repurchases expired. On November 22, 2010, the Company entered into a Rule 10b5-1 trading plan (the “Plan”) to facilitate the potential repurchase of approximately 3.7 million common shares remaining under its Board of Directors’ share repurchase authorization. The share repurchase period commenced on November 22, 2010 and expires on April 30, 2011. Purchases will be transacted by a broker based upon the guidelines and parameters of the Plan. There is no guarantee as to the exact number of shares that will be repurchased under the Plan. From November 22, 2010 to November 30, 2010, the Company repurchased 577,462 common shares for approximately $36.2 million.
Absent any material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under credit facilities, will be sufficient to meet cash requirements for the next twelve months, including capital expenditures, the payment of quarterly dividends, principal and interest on debt outstanding, and share repurchases.
Non-GAAP Measures
The Company uses non-GAAP measures including net sales, excluding divestitures and foreign currency exchange rate impact; operating income, income, and income per diluted share, excluding restructuring and merger and integration costs; and free cash flow as key measures for purposes of evaluating performance internally. The non-GAAP measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP measures supplements other metrics used by management to internally evaluate its businesses, and facilitate the comparison of past and present operations. These non-GAAP measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at October 31, 2010, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated since it is at a fixed rate until maturity. Based on the Company’s overall interest rate exposure as of and during the three-month and six-month periods ended October 31, 2010, including derivative and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. Interest rate risk can also be measured by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on a hypothetical, immediate one-percentage point decrease in interest rates at October 31, 2010, the fair value of the Company’s long-term debt would increase by approximately $59 million.
Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2010, are not expected to result in a significant impact on future earnings or cash flows.
The Company utilizes foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. The mark-to-market gains and losses on qualifying hedges are included as a component of other comprehensive income, and reclassified to earnings in the period the contract is executed. The ineffective portion of these contracts is immediately recognized in earnings. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. Based on the Company’s hedged foreign currency positions as of October 31, 2010, a hypothetical 10 percent change in exchange rates would result in a loss of fair value of approximately $5.5 million.
Revenues from customers outside the U.S. represented approximately 10 percent of net sales during the three-month and six-month periods ended October 31, 2010. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.
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

	October 31, 2010	April 30, 2010
	(Dollars in millions)
Raw material commodities:
High	$21.8	$21.2
Low	3.2	2.3
Average	12.2	11.6
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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to, the following:
•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, and peanuts, are procured and the related impact on costs;

•	risks associated with hedging, derivative, and purchasing strategies employed by the Company to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact the Company’s liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement price changes;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the successful completion of the Company’s restructuring programs, and the ability to realize anticipated savings and other potential benefits within the time frames currently contemplated;

•	the impact of food safety concerns involving either the Company or its competitors’ products;

•	the impact of accidents and natural disasters, including crop failures and storm damage;

•	the concentration of certain of the Company’s businesses with key customers and suppliers and the ability to manage and maintain key relationships;

•	the loss of significant customers or a substantial reduction in orders from such customers or the bankruptcy of any such customer;

•	changes in consumer coffee preferences, and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of the Company’s capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations or their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•	the other factors described under “Risk Factors” in registration statements filed by the Company with the Securities and Exchange Commission and in the other reports and statements filed by the

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

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, as revised below and in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission in connection with evaluating the Company, its business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.
The risk factor described below updates the risk factors disclosed in “Part 1, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.
•	The Company’s business could be harmed by strikes or work stoppages.
As of October 31, 2010, approximately 32 percent of the Company’s employees, located at 10 facilities, are covered by union contracts. These contracts vary in term depending on location. The Company cannot assure that it will be able to negotiate these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. In particular, the collective bargaining agreement for the Company’s facility in Toledo, Ohio, expired on May 1, 2010, and the Company is currently negotiating the terms of a new collective bargaining agreement. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, including the new agreement currently being negotiated for the Company’s facility in Toledo, Ohio, or as a result of disputes under collective bargaining agreements with labor unions, the Company’s business, financial condition, and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares That
	Total Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs

August 1, 2010 - August 31, 2010	902	$46.97	—	3,744,222
September 1, 2010 - September 30, 2010	1,995	60.08	—	3,744,222
October 1, 2010 - October 31, 2010	958	51.21	—	3,744,222

Total	3,855	$54.81	—	3,744,222

Information set forth in the table above represents activity in the Company’s second fiscal quarter.
(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.
(d)	The Company’s Board of Directors has authorized management to repurchase an established number of common shares at its discretion with no established expiration date. However, under the transaction agreement relating to the Folgers transaction and related ancillary agreements, the Company could repurchase common shares only under specific conditions for two years following the closing of the merger. As a result, the Company did not repurchase shares under the buyback program during that period.
On November 6, 2010, the Company’s two-year restriction on share repurchases expired. On November 22, 2010, the Company entered into a Rule 10b5-1 trading plan to facilitate the potential repurchase of the 3,744,222 common shares remaining under its Board of Directors’ share repurchase authorization. From November 22, 2010 to November 30, 2010, the Company repurchased 577,462 common shares for approximately $36.2 million.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 32 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 10, 2010	THE J. M. SMUCKER COMPANY
/s/ Timothy P. Smucker
BY TIMOTHY P. SMUCKER
Chairman of the Board and Co-Chief Executive Officer

/s/ Richard K. Smucker
BY RICHARD K. SMUCKER
Executive Chairman and Co-Chief Executive Officer

/s/ Mark R. Belgya
BY MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
No.	Description

10.1	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 20, 2010 (Commission File No. 001-5111). *

10.2	Form of Restricted Stock Agreement (Commission File No. 001-5111). *

10.3	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 28, 2010 (Commission File No. 001-5111). *

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or agreement.