Form 10-Q
period 2011-01-31
SMUCKER J M CO
filed 2011-03-11
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The Company had 115,988,437 common shares outstanding on February 28, 2011.
The Exhibit Index is located at Page No. 34.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Net sales	$1,312,351	$1,205,939	$3,638,576	$3,536,210
Cost of products sold	821,086	747,635	2,222,681	2,179,627
Cost of products sold — restructuring	16,851	0	38,376	0

Gross Profit	474,414	458,304	1,377,519	1,356,583
Selling, distribution, and administrative expenses	214,325	214,411	640,407	648,573
Amortization	18,515	18,570	55,513	55,259
Impairment charges	17,155	9,807	17,155	9,807
Merger and integration costs	2,746	4,672	8,175	29,296
Other restructuring costs	8,414	0	34,863	0
Other operating expense — net	297	978	3,241	3,742

Operating Income	212,962	209,866	618,165	609,906
Interest income	779	310	1,784	2,367
Interest expense	(18,132)	(14,236)	(53,176)	(50,660)
Other income — net	170	1,221	487	1,784

Income Before Income Taxes	195,779	197,161	567,260	563,397
Income taxes	63,784	61,682	182,658	189,865

Net Income	$131,995	$135,479	$384,602	$373,532

Earnings per common share:
Net Income	$1.12	$1.14	$3.23	$3.14

Net Income — Assuming Dilution	$1.11	$1.14	$3.23	$3.14

Dividends declared per common share	$0.44	$0.35	$1.24	$1.05

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2011	April 30, 2010
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$549,583	$283,570
Marketable securities	38,599	0
Trade receivables, less allowances	289,548	238,867
Inventories:
Finished products	445,527	413,269
Raw materials	289,748	241,670

	735,275	654,939
Prepaid income taxes	23,782	1,663
Other current assets	52,273	44,591

Total Current Assets	1,689,060	1,223,630
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	72,200	62,982
Buildings and fixtures	305,197	308,358
Machinery and equipment	1,025,301	997,374
Construction in progress	77,654	31,426

	1,480,352	1,400,140
Accumulated depreciation	(639,285)	(541,827)

Total Property, Plant, and Equipment	841,067	858,313
OTHER NONCURRENT ASSETS
Goodwill	2,808,684	2,807,730
Other intangible assets, net	2,955,305	3,026,515
Other noncurrent assets	64,632	58,665

Total Other Noncurrent Assets	5,828,621	5,892,910

	$8,358,748	$7,974,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$174,882	$179,509
Accrued trade marketing and merchandising	82,254	52,536
Income taxes payable	0	75,977
Current portion of long-term debt	0	10,000
Other current liabilities	165,621	160,875

Total Current Liabilities	422,757	478,897
NONCURRENT LIABILITIES
Long-term debt	1,300,000	900,000
Deferred income taxes	1,104,498	1,101,506
Other noncurrent liabilities	168,192	168,130

Total Noncurrent Liabilities	2,572,690	2,169,636
SHAREHOLDERS’ EQUITY
Common shares	28,994	29,780
Additional capital	4,460,703	4,575,127
Retained income	887,844	746,063
Amount due from ESOP Trust	(3,334)	(4,069)
Accumulated other comprehensive loss	(10,906)	(20,581)

Total Shareholders’ Equity	5,363,301	5,326,320

	$8,358,748	$7,974,853

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$384,602	$373,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,475	78,889
Depreciation — restructuring	38,263	0
Amortization	55,513	55,259
Impairment charges	17,155	9,807
Share-based compensation expense	17,986	18,796
Other noncash restructuring charges	6,986	0
Loss on sale of assets — net	1,811	2,888
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(50,183)	(13,099)
Inventories	(78,598)	(51,627)
Accounts payable and accrued items	36,592	(11,140)
Defined benefit pension contributions	(13,432)	(1,103)
Income taxes	(96,973)	38,166
Other — net	(8,817)	11,206

Net cash provided by operating activities	394,380	511,574

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(111,133)	(112,664)
Sales and maturities of marketable securities	37,100	13,519
Purchases of marketable securities	(75,637)	0
Proceeds from disposal of property, plant, and equipment	5,002	12
Other — net	(99)	(832)

Net cash used for investing activities	(144,767)	(99,965)

FINANCING ACTIVITIES
Repayments of bank note payable	0	(350,000)
Repayments of long-term debt	(10,000)	(275,000)
Proceeds from long-term debt	400,000	0
Dividends paid	(143,065)	(124,586)
Purchase of treasury shares	(247,329)	(5,431)
Proceeds from stock option exercises	9,969	6,310
Other — net	4,993	1,723

Net cash provided by (used for) financing activities	14,568	(746,984)
Effect of exchange rate changes	1,832	4,243

Net increase (decrease) in cash and cash equivalents	266,013	(331,132)
Cash and cash equivalents at beginning of period	283,570	456,693

Cash and cash equivalents at end of period	$549,583	$125,561

( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.
Certain prior year amounts have been reclassified to conform to current year classifications. For further information, reference is made to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.
Note B — Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about fair value measurements including transfers in and out of different levels of the fair value hierarchy and a higher level of disaggregation for different types of financial instruments. These disclosure requirements were effective in the current fiscal year for the Company and are reflected in Note N — Other Financial Instruments and Fair Value Measurements. In addition, for the reconciliation of Level 3 fair value measurements, ASU 2010-06 requires information about purchases, sales, issuances, and settlements to be presented separately. These disclosure requirements will be effective in fiscal 2012 for the Company.
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
Subsequently, on September 27, 2010, the Company expanded its restructuring plan and committed to an initiative to improve the overall cost structure in its Canadian pickle and condiments operations by transitioning production to third-party manufacturers in the U.S. The Company expects to incur additional restructuring costs of approximately $45.0 million related to this initiative.
Upon completion, the restructuring will result in a reduction of approximately 850 full-time positions and the closing of six of the Company’s facilities — Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario.
The Company expects to incur total restructuring costs of approximately $235.0 million, of which $79.0 million has been incurred through January 31, 2011. The balance of the costs is anticipated to be incurred over the next four fiscal years as the facilities are closed.

The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

			Site Preparation
	Long-Lived	Employee	and Equipment	Production
	Asset Charges	Separation	Relocation	Start-up	Other Costs	Total

Total expected restructuring charge	$118,000	$60,000	$23,500	$23,000	$10,500	$235,000

Balance at May 1, 2009	$0	$0	$0	$0	$0	$0
Charge to expense	3,870	1,139	407	16	279	5,711
Cash payments	0	(50)	(407)	(16)	(279)	(752)
Noncash utilization	(3,870)	0	0	0	0	(3,870)

Balance at April 30, 2010	$0	$1,089	$0	$0	$0	$1,089
Charge to expense	38,263	28,933	4,479	1,269	295	73,239
Cash payments	0	(11,936)	(4,479)	(1,269)	(295)	(17,979)
Noncash utilization	(38,263)	(6,986)	0	0	0	(45,249)

Balance at January 31, 2011	$0	$11,100	$0	$0	$0	$11,100

Remaining expected restructuring charge	$75,867	$29,928	$18,614	$21,715	$9,926	$156,050

Approximately $16,851 of the total restructuring charges of $25,265 in the three months ended January 31, 2011, and $38,376 of the total restructuring charges of $73,239 in the nine months ended January 31, 2011, were reported in cost of products sold in the accompanying Condensed Statements of Consolidated Income, while the remaining charges were reported in other restructuring costs. The restructuring costs classified as cost of products sold primarily include long-lived asset charges for accelerated depreciation related to property, plant, and equipment that will be used at the affected production facilities until they are closed or sold.
Expected employee separation costs include severance, retention bonuses, and pension costs. Severance costs and retention bonuses are being recognized over the estimated future service period of the affected employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets. For additional information on the impact of the restructuring plan on defined benefit pension and other postretirement benefit plans, see Note J — Pensions and Other Postretirement Benefits.
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
The following table summarizes amounts related to share-based payments.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Compensation expense included in selling, distribution, and adminstrative expenses	$4,495	$4,631	$14,803	$14,452
Compensation expense included in merger and integration costs	1,223	1,067	3,183	4,344
Compensation expense included in other restructuring costs	16	0	190	0

Total compensation expense	$5,734	$5,698	$18,176	$18,796

Related income tax benefit	$1,872	$1,750	$5,853	$6,334

As of January 31, 2011, total compensation cost related to nonvested share-based awards not yet recognized was approximately $38,830. The weighted-average period over which this amount is expected to be recognized is approximately 3.0 years.

Note E — Impairment Charges
During the three months ended January 31, 2011, the Company became aware of a significant future reduction in its Europe’s Best® frozen vegetable business with a customer in Canada. This was subsequent to declines in net sales and profit margins of the frozen fruit and vegetable business during 2011. The Company determined that these events together constituted a potential indicator of impairment and, thus, performed an other-than-annual impairment test of the Europe’s Best® indefinite-lived and the finite-lived intangible assets recognized in its Special Markets segment under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other and FASB ASC 360, Property, Plant, and Equipment, respectively.
The Company determined the estimated fair value of the Europe’s Best® indefinite-lived trademark based on an analysis of the projected cash flows for the brand, discounted at a rate developed using a risk-adjusted, weighted-average cost of capital methodology. An impairment charge of $3,621 was recognized during the three and nine months ended January 31, 2011, to reduce this trademark to its estimated fair value. During the three and nine months ended January 31, 2010, an impairment charge of $7,282 was recognized related to the Europe’s Best® trademark after the Company became aware of a significant reduction in the frozen fruit business.
The Company determined that the carrying value of the finite-lived customer relationship intangible asset associated with the Europe’s Best® business was not recoverable based on the undiscounted projected net cash flows expected to be generated from the asset. The estimated fair value of the customer relationship was then calculated based on a discounted cash flow model which utilized a forecast of future revenues and expenses related to the intangible asset. An impairment charge of $13,534 was recognized during the three and nine months ended January 31, 2011, to reduce the carrying value of the customer relationship to its estimated fair value.
Based on the relative insignificance of the Europe’s Best® business to the Canada reporting unit and the substantial excess of the reporting unit’s fair value over its carrying value when goodwill was evaluated as of February 1, 2010, the Company determined it was not necessary to test for impairment of goodwill at the reporting unit level. Testing of the reporting unit will be part of the Company’s annual assessment of goodwill as of February 1, 2011.
During the three and nine months ended January 31, 2010, impairment charges of $2,525 were recognized related to other finite-lived trademarks.
Note F — Common Shares
The following table sets forth common share information.

	January 31, 2011	April 30, 2010

Common shares authorized	150,000,000	150,000,000
Common shares outstanding	115,976,074	119,119,152
Treasury shares	12,628,091	9,485,013
Note G — Reportable Segments
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
While the Company’s four reportable segments remain the same for 2011, the calculation of segment profit was modified at the beginning of 2011 to include intangible asset amortization and impairment charges related to segment assets, along with certain other items in each of the segments. These items were previously considered corporate expenses and were not allocated to the segments. This change more accurately aligns the segment financial results with the responsibilities of segment management, most notably in the area of intangible assets. Fiscal 2010 segment profit has been presented to be consistent with the current methodology.
The following table sets forth reportable segment information.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Net sales:
U.S. Retail Coffee Market	$554,667	$471,463	$1,425,524	$1,282,794
U.S. Retail Consumer Market	273,549	273,837	825,388	854,929
U.S. Retail Oils and Baking Market	253,335	244,175	706,729	742,487
Special Markets	230,800	216,464	680,935	656,000

Total net sales	$1,312,351	$1,205,939	$3,638,576	$3,536,210

Segment profit:
U.S. Retail Coffee Market	$158,093	$132,617	$419,074	$375,634
U.S. Retail Consumer Market	72,242	66,178	217,946	202,813
U.S. Retail Oils and Baking Market	31,515	35,919	94,956	106,997
Special Markets	28,293	30,686	112,571	97,383

Total segment profit	$290,143	$265,400	$844,547	$782,827

Interest income	779	310	1,784	2,367
Interest expense	(18,132)	(14,236)	(53,176)	(50,660)
Share-based compensation expense	(4,495)	(4,631)	(14,803)	(14,452)
Merger and integration costs	(2,746)	(4,672)	(8,175)	(29,296)
Cost of products sold — restructuring	(16,851)	0	(38,376)	0
Other restructuring costs	(8,414)	0	(34,863)	0
Corporate administrative expenses	(44,675)	(46,231)	(130,165)	(129,173)
Other income — net	170	1,221	487	1,784

Income before income taxes	$195,779	$197,161	$567,260	$563,397

The results of the U.S. Retail Oils and Baking Market segment have been impacted by a highly competitive and promotional environment over the last several quarters. Should competitive pressure in these categories be sustained, long-term assumptions relative to growth rates and profitability of the segment or certain brands within it may not be attained which could result in an impairment of goodwill or other indefinite-lived intangible assets. As of January 31, 2011, approximately 13 percent of the Company’s total goodwill and intangible assets are included in the U.S. Retail Oils and Baking Market segment. Due to the increased risk of impairment resulting from the competitive environment, the Company performed an assessment during the third quarter of 2011, which indicated that the estimated fair value of goodwill and other indefinite-lived intangible assets of the U.S. Retail Oils and Baking Market segment supported their carrying values. The Company will update this assessment during its annual evaluation of goodwill and other indefinite-lived intangible assets in the fourth quarter of 2011.

Note H — Debt and Financing Arrangements
Long-term debt consists of the following:

	January 31, 2011	April 30, 2010

7.94% Series C Senior Notes due September 1, 2010	$0	$10,000
4.78% Senior Notes due June 1, 2014	100,000	100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	376,000	376,000
5.55% Senior Notes due April 1, 2022	400,000	400,000
4.50% Senior Notes due June 1, 2025	400,000	0

Total long-term debt	$1,300,000	$910,000
Current portion of long-term debt	0	10,000

Total long-term debt less current portion	$1,300,000	$900,000

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
On January 31, 2011, the Company entered into an amended and restated credit agreement with a group of six lenders. The credit facility, which amends and restates in its entirety the credit agreement dated as of October 29, 2009, provides for an unsecured revolving credit line of $600.0 million and matures January 31, 2016. The Company’s borrowings under the credit facility will bear interest based on prevailing U.S. Prime Rate, Canadian Base Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, as determined by the Company. Interest is payable either on a quarterly basis or at the end of the borrowing term. At January 31, 2011, the Company did not have a balance outstanding under the revolving credit facility. The Company’s $180.0 million revolving credit facility matured on January 31, 2011.
The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. The Company is in compliance with all covenants.

Note I — Earnings per Share
The following tables set forth the computation of net income per common share and net income per common share — assuming dilution.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Computation of net income per share:
Net income	$131,995	$135,479	$384,602	$373,532
Net income allocated to participating securities	1,311	1,191	3,788	3,272

Net income allocated to common stockholders	$130,684	$134,288	$380,814	$370,260

Weighted-average common shares outstanding	117,155,509	118,022,195	117,875,340	117,855,028

Net income per common share	$1.12	$1.14	$3.23	$3.14

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Computation of net income per share — assuming dilution:
Net income	$131,995	$135,479	$384,602	$373,532
Net income allocated to participating securities	1,311	1,190	3,786	3,270

Net income allocated to common stockholders	$130,684	$134,289	$380,816	$370,262

Weighted-average common shares outstanding	117,155,509	118,022,195	117,875,340	117,855,028
Dilutive effect of stock options	103,246	147,732	124,402	124,524

Weighted-average common shares outstanding — assuming dilution	117,258,755	118,169,927	117,999,742	117,979,552

Net income per common share — assuming dilution	$1.11	$1.14	$3.23	$3.14

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Weighted-average common shares outstanding	117,155,509	118,022,195	117,875,340	117,855,028
Weighted-average participating shares outstanding	1,175,525	1,046,988	1,172,646	1,041,644

Total weighted-average shares outstanding	118,331,034	119,069,183	119,047,986	118,896,672
Dilutive effect of stock options	103,246	147,732	124,402	124,524

Total weighted-average shares outstanding — assuming dilution	118,434,280	119,216,915	119,172,388	119,021,196

Note J — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	January 31,		January 31,
	2011	2010	2011	2010

Service cost	$1,884	$1,430	$405	$495
Interest cost	6,373	6,196	695	655
Expected return on plan assets	(6,729)	(5,750)	0	0
Recognized net actuarial loss (gain)	3,160	1,585	(134)	(261)
Termination benefit cost	178	0	0	0
Other	294	308	(122)	(123)

Net periodic benefit cost	$5,160	$3,769	$844	$766

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2011	2010	2011	2010

Service cost	$5,603	$4,263	$1,215	$1,483
Interest cost	19,079	18,460	2,076	1,949
Expected return on plan assets	(20,060)	(17,109)	0	0
Recognized net actuarial loss (gain)	7,085	4,706	(402)	(782)
Termination benefit cost	8,375	0	2,413	0
Curtailment	4,091	0	0	0
Other	871	925	(366)	(367)

Net periodic benefit cost	$25,044	$11,245	$4,936	$2,283

Upon completion of the restructuring plan discussed in Note C — Restructuring, approximately 850 full-time positions will be reduced. The Company has included the estimated impact of the planned reductions in measuring the net periodic benefit cost of the defined benefit pension and other postretirement benefit plans. Included above are charges recognized for termination benefits and curtailment as a result of the restructuring plan.
Note K — Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Net income	$131,995	$135,479	$384,602	$373,532
Other comprehensive income:
Foreign currency translation adjustments	6,387	3,184	5,321	26,852
Unrealized gain on available-for-sale securities	794	624	758	3,384
Unrealized (loss) gain on cash flow hedging derivatives, net	(885)	(2,494)	5,857	(3,364)
Unrealized gain on pension and other postretirement liabilities	819	0	519	0
Income tax (expense) benefit	(234)	678	(2,780)	12

Comprehensive income	$138,876	$137,471	$394,277	$400,416

Note L — Commitments and Contingencies
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
Note M — Derivative Financial Instruments
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
Certain of the derivative instruments associated with the Company’s U.S. Retail Oils and Baking Market and U.S. Retail Coffee Market segments meet the hedge criteria within Financial Accounting Standards Board Accounting Standards Codification 815, Derivatives and Hedging, and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of other comprehensive income to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is assessed at inception and on a monthly basis.
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

The following table sets forth the fair value of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2011		April 30, 2010
	Other	Other	Other	Other
	Current Assets	Current Liabilities	Current Assets	Current Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$1,465	$0	$1,874	$9
Derivatives not designated as hedging instruments:
Commodity contracts	$6,566	$4,927	$2,414	$599
Foreign currency exchange contracts	109	919	0	830

Total derivatives not designated as hedging instruments	$6,675	$5,846	$2,414	$1,429

Total derivative instruments	$8,140	$5,846	$4,288	$1,438

The Company has elected to not offset fair value amounts recognized for derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $18,580 and $5,714 at January 31, 2011 and April 30, 2010, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.
The following table presents information on gains and losses recognized on derivatives designated as cash flow hedging relationships, all of which hedge commodity price risk.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Gains recognized in other comprehensive income (effective portion)	$4,788	$130	$17,822	$1,055
Gains reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	5,673	2,624	11,965	4,419

Change in accumulated other comprehensive loss	$(885)	$(2,494)	$5,857	$(3,364)

Gains (losses) recognized in cost of products sold (ineffective portion)	$84	$(495)	$458	$108

Included as a component in accumulated other comprehensive loss at January 31, 2011 and April 30, 2010, were deferred pre-tax gains of $8,985 and $3,128, respectively. The related tax impact recognized in accumulated other comprehensive loss was $3,263 and $1,134 at January 31, 2011 and April 30, 2010, respectively. The entire amount of the deferred gain included in accumulated other comprehensive loss at January 31, 2011, is expected to be recognized in earnings within one year as the related commodity is sold.
The following table presents the realized and unrealized gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

(Losses) gains on commodity contracts	$(359)	$12	$4,488	$(2,818)
Losses on foreign currency exchange contracts	(863)	(156)	(593)	(5,649)

(Losses) gains recognized in cost of products sold (derivatives not designated as hedging instruments)	$(1,222)	$(144)	$3,895	$(8,467)

The following table presents the gross contract notional value of outstanding derivative contracts at January 31, 2011 and April 30, 2010.

	January 31, 2011	April 30, 2010

Commodity contracts	$548,889	$323,351
Foreign currency exchange contracts	49,356	45,295

Note N — Other Financial Instruments and Fair Value Measurements
Financial instruments, other than derivatives, that potentially subject the Company to significant concentrations of credit risk consist principally of commercial paper, municipal obligations, and trade receivables. Under the Company’s investment policy, it may invest in securities deemed to be investment grade at the time of purchase. The Company determines the appropriate categorization of debt securities at the time of purchase and reevaluates such designation at each balance sheet date.
The fair value of the Company’s financial instruments, other than certain of its fixed-rate long-term debt, approximates their carrying amounts. The following table provides information on the carrying amount and fair value of the Company’s financial instruments.

	January 31, 2011		April 30, 2010
			Carrying
	Carrying Amount	Fair Value	Amount	Fair Value

Marketable securities	$38,599	$38,599	$0	$0
Other investments and securities	39,467	39,467	34,895	34,895
Derivatives financial instruments, net	2,294	2,294	2,850	2,850

Fixed-rate long-term debt	1,300,000	1,644,731	910,000	1,172,467

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
The following table is a summary of the fair values of the Company’s financial assets (liabilities) measured at fair value on a recurring basis.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	January 31,	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	2011	April 30, 2010

Marketable securities (A)	$0	$38,599	$0	$38,599	$0
Other investments: (B)
Equity mutual funds	14,692	0	0	14,692	11,626
Municipal obligations	0	17,495	0	17,495	16,753
Other investments	1,100	6,180	0	7,280	6,516
Derivatives: (C)
Commodity contracts, net	3,104	0	0	3,104	3,680
Foreign currency exchange contracts, net	(810)	0	0	(810)	(830)

Total financial assets measured at fair value	$18,086	$62,274	$0	$80,360	$37,745

(A)	The Company’s marketable securities consist of commercial paper valued by a third party using an evaluated pricing methodology.

(B)	The Company’s other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets and municipal obligations valued by a third party using an evaluated pricing methodology.

(C)	The Company’s derivatives are valued using quoted market prices. For additional information, see Note M — Derivative Financial Instruments.

During the three months ended January 31, 2011, the Company recognized fair value adjustments of $17,155 related to the impairment of the Europe’s Best® indefinite-lived trademark and finite-lived customer relationship intangible asset. Other adjustments were recognized related to foreign currency exchange and amortization during the nine months ended January 31, 2011. The following table presents these nonfinancial assets adjusted to fair value as of January 31, 2011.

	Carrying Amount at	Fair Value	Other	Carrying Amount at
	April 30, 2010	Adjustment	Adjustments	January 31, 2011

Indefinite-lived trademark (D)	$9,452	$(3,621)	$160	$5,991
Finite-lived customer relationship (D)	18,964	(13,534)	(437)	4,993

Total nonfinancial assets adjusted to fair value	$28,416	$(17,155)	$(277)	$10,984

(D)	The Company utilized Level 3 inputs to estimate the fair value of the nonfinancial assets. For additional information, see Note E — Impairment Charges.
Note O — Income Taxes
During the three-month period ended January 31, 2011, the Company’s effective tax rate increased to 32.6 percent, compared to 31.3 percent in the three-month period ended January 31, 2010. This reflects reduced tax benefits associated with Canadian operations and changes to uncertain tax positions in the period ended January 31, 2011, as compared to the period ended January 31, 2010, partially offset by an increased benefit related to the domestic manufacturing deduction in 2011 as compared to 2010.
During the nine-month period ended January 31, 2011, the Company’s effective tax rate decreased to 32.2 percent, compared to 33.7 percent in the nine-month period ended January 31, 2010, reflecting the impact of increased benefits realized from the domestic manufacturing deduction and lower state income taxes. At January 31, 2011, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction offset slightly by state income taxes.
Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $2.7 million, primarily as a result of expiring statute of limitations periods and settlements with tax authorities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2011 and 2010.
The Company is the owner of all trademarks, except Pillsbury® , the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company LLC, used under license; Carnation® is a trademark of Société des Produits Nestlé S.A., used under license; and Dunkin’ Donuts® is a registered trademark of DD IP Holder LLC, used under license. Borden® and Elsie are trademarks used under license.
Dunkin’ Donuts® brand is licensed to the Company for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts® coffee or other products for sale in Dunkin’ Donuts® restaurants. K-Cup® and K-Cups® are trademarks of Keurig, Incorporated.
Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(Dollars in millions, except per share data)
Net sales	$1,312.4	$1,205.9	$3,638.6	$3,536.2
Gross profit	$474.4	$458.3	$1,377.5	$1,356.6
% of net sales	36.1%	38.0%	37.9%	38.4%
Operating income	$213.0	$209.9	$618.2	$609.9
% of net sales	16.2%	17.4%	17.0%	17.2%
Net income:
Net income	$132.0	$135.5	$384.6	$373.5
Net income per common share — assuming dilution	$1.11	$1.14	$3.23	$3.14
Gross profit before restructuring costs (1)	$491.3	$458.3	$1,415.9	$1,356.6
% of net sales	37.4%	38.0%	38.9%	38.4%
Operating income before restructuring and merger and integration costs (2)	$241.0	$214.5	$699.6	$639.2
% of net sales	18.4%	17.8%	19.2%	18.1%
Income before restructuring and merger and integration costs: (3)
Income	$150.9	$138.9	$439.8	$393.0
Income per common share — assuming dilution	$1.27	$1.17	$3.69	$3.30

(1) Reconciliation to gross profit:
Gross profit	$474.4	$458.3	$1,377.5	$1,356.6
Cost of products sold — restructuring	16.9	—	38.4	—

Gross profit before restructuring costs	$491.3	$458.3	$1,415.9	$1,356.6

(2) Reconciliation to operating income:
Operating income	$213.0	$209.9	$618.2	$609.9
Merger and integration costs	2.7	4.7	8.2	29.3
Cost of products sold — restructuring	16.9	—	38.4	—
Other restructuring costs	8.4	—	34.9	—

Operating income before restructuring and merger and integration costs	$241.0	$214.5	$699.6	$639.2

(3) Reconciliation to net income:
Income before income taxes	$195.8	$197.2	$567.3	$563.4
Merger and integration costs	2.7	4.7	8.2	29.3
Cost of products sold — restructuring	16.9	—	38.4	—
Other restructuring costs	8.4	—	34.9	—

Income before income taxes, restructuring, and merger and integration costs	223.8	201.8	648.7	592.7
Income taxes, as adjusted	72.9	62.9	208.9	199.7

Income before restructuring and merger and integration costs	$150.9	$138.9	$439.8	$393.0

Amounts may not add due to rounding.

Net sales in the third quarter and first nine months of 2011 increased nine and three percent, respectively, compared to the same periods in 2010, as the impact of pricing, sales mix, and exchange rate more than offset the impact of potato products divested in March 2010. Volume gains for the third quarter of 2011 also contributed to the net sales increase for the period, while overall volume was down for the first nine months of 2011, compared to 2010. Operating income increased one percent in both the third quarter and first nine months of 2011, compared to 2010, as the net effect of price increases more than offset overall higher raw material costs, increased restructuring and merger and integration costs (“special project costs”) and impairment charges. Excluding special project costs, operating income increased 12 percent and nine percent for the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010.
The Company’s net income per diluted share was $1.11 and $1.14 for the third quarters of 2011 and 2010, and $3.23 and $3.14 for the first nine months of 2011 and 2010, respectively. The Company’s income per diluted share, excluding special project costs, was $1.27 and $1.17 for the third quarters of 2011 and 2010, and $3.69 and $3.30 for the first nine months of 2011 and 2010, respectively, an increase of nine percent and 12 percent, respectively.
Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
			Increase				Increase
	2011	2010	(Decrease)%		2011	2010	(Decrease)%
	(Dollars in millions)
Net sales	$1,312.4	$1,205.9	$106.5	9%	$3,638.6	$3,536.2	$102.4	3%
Adjust for certain noncomparable items:
Divestiture	—	(13.4)	13.4	1%	—	(35.4)	35.4	1%
Foreign currency exchange	(5.0)	—	(5.0)	(0%)	(16.6)	—	(16.6)	(1%)

Net sales without divestiture and foreign currency exchange	$1,307.4	$1,192.5	$114.9	10%	$3,622.0	$3,500.8	$121.2	3%

Net sales in the third quarter of 2011 increased $106.5 million, or nine percent, compared to the third quarter of 2010, and increased 10 percent, excluding the impact of the 2010 potato products divestiture and foreign exchange. Overall volume increased three percent as solid gains were realized in Crisco® oils, Jif® peanut butter, Smucker’s® fruit spreads, Dunkin’ Donuts® packaged coffee, and natural foods beverages. The net impact of pricing contributed approximately four percent to net sales and the overall impact of sales mix was favorable.
Net sales for the first nine months of 2011 increased three percent, compared to the first nine months of 2010 and the net impact of the potato products divestiture and foreign exchange was not significant. Volume declined two percent for the first nine months of 2011, compared to 2010. The net impact of pricing contributed approximately three percent to net sales and the overall impact of sales mix was favorable.

Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Gross profit	36.1%	38.0%	37.9%	38.4%
Selling, distribution, and administrative expenses:
Marketing	5.2%	5.7%	5.8%	6.4%
Selling	3.2%	3.2%	3.2%	3.3%
Distribution	3.0%	3.3%	3.2%	3.3%
General and administrative	4.9%	5.6%	5.4%	5.3%

Total selling, distribution, and administrative expenses	16.3%	17.8%	17.6%	18.3%

Amortization	1.4%	1.5%	1.5%	1.6%
Impairment charges	1.3%	0.8%	0.5%	0.3%
Other restructuring and merger and integration costs	0.9%	0.4%	1.2%	0.8%
Other operating expense — net	0.0%	0.1%	0.1%	0.2%

Operating income	16.2%	17.4%	17.0%	17.2%

Gross profit increased $16.1 million in the third quarter of 2011, compared to 2010, as the increase in net sales offset the impact of overall higher raw material costs and $16.9 million of special project costs included in cost of products sold, primarily accelerated depreciation. Excluding special project costs, gross profit increased $33.0 million, or seven percent, yet decreased as a percent of net sales from 38.0 percent in the third quarter of 2010, to 37.4 percent in the third quarter of 2011. Raw material cost increases were most significant for green coffee, milk, sugar, and soybean oil, and more than offset lower costs for peanuts. Coffee price increases taken earlier in the year offset higher green coffee costs and contributed over one-half of the gross profit increase in the third quarter of 2011, but did not result in an overall gross margin gain. Gross margin was further impacted by price declines taken on oils during the second quarter in response to competitive dynamics. Unrealized mark-to-market adjustments on commodity instruments in the third quarter of 2011 were not material.
Selling, distribution, and administrative expenses in the third quarter of 2011, were flat compared to 2010, and decreased as a percentage of net sales from 17.8 percent to 16.3 percent. Marketing and distribution expenses for the third quarter of 2011 both decreased one percent, compared to 2010, while selling expenses increased approximately seven percent related to the increase in net sales. General and administrative expenses decreased three percent over the same period and reflect lower employee-related benefit costs.
Operating income increased $3.1 million, or one percent, in the third quarter of 2011, compared to 2010, despite an overall increase in special project costs of approximately $23.3 million. Excluding the impact of special project costs in both periods, operating income increased $26.4 million, or 12 percent, and improved from 17.8 percent of net sales in 2010, to 18.4 percent in 2011. Additionally, noncash impairment charges of $17.2 million and $9.8 million, primarily related to the Europe’s Best® intangible assets in Canada, reduced the Company’s overall operating margin by 1.3 and 0.8 percentage points in the third quarters of 2011 and 2010, respectively. The carrying value of the remaining intangible assets of the Europe’s Best® business is approximately $11.0 million after the 2011 impairment charge.
For the first nine months of 2011, gross profit increased $20.9 million but decreased to 37.9 percent of net sales, compared to 38.4 percent of net sales in the first nine months of 2010. The first nine months of 2011 includes the impact of $38.4 million of special project costs in cost of products sold, primarily accelerated depreciation. Excluding special project costs, gross profit increased $59.3 million, or four percent, and increased as a percent of net sales from 38.4 percent in the first nine months of 2010, to 38.9 percent in the first nine months of 2011. Gross profit for the first nine months of 2011 included higher costs for green coffee, milk, sugar, and soybean oil while costs for peanuts and flour were lower, compared to the first nine months of 2010. Coffee price increases taken during the year more than offset higher green coffee costs and contributed to the gross profit increase in the first nine months of 2011, compared to the first nine months of 2010 which benefited from volume-related plant efficiencies.
Selling, distribution, and administrative expenses decreased one percent for the first nine months of 2011, compared to 2010, and decreased as a percentage of net sales from 18.3 percent to 17.6 percent. Marketing expenses decreased six percent for the first nine months of 2011, compared to 2010 which included significant long-term investments in brand-equity initiatives and new advertising. Selling expenses and general and administrative expenses both increased two percent for the first nine months of 2011, compared to 2010, while distribution expenses in the first nine months of 2011 were flat compared to 2010.
Operating income increased $8.3 million, or one percent, in the first nine months of 2011, compared to 2010, despite an increase in special project costs of approximately $52.1 million. Excluding the impact of special project costs in both periods, operating income increased $60.4 million, or nine percent, and improved from 18.1 percent of net sales in 2010, to 19.2 percent in 2011.
Other
Interest expense increased $3.9 million during the third quarter and $2.5 million for the first nine months of 2011, compared to 2010, due to higher average debt outstanding. Debt repayments made during fiscal 2010 totaled $625.0 million, most of which were made in the third quarter, and were offset by the issuance of $400.0 million in Senior Notes on June 15, 2010.
Income taxes increased $2.1 million in the third quarter of 2011, compared to 2010. The effective tax rate was 32.6 percent in the third quarter of 2011 and 31.3 percent in the third quarter of 2010. The increase in the third quarter effective tax rate is primarily due to reduced tax benefits associated with the Canadian operations and changes to uncertain tax positions, partially offset by an increased benefit related to the domestic manufacturing deduction in 2011 compared to 2010.
Income taxes decreased $7.2 million during the first nine months of 2011, compared to the same period in 2010. The effective tax rate for the first nine months of 2011 was 32.2 percent, compared to 33.7 percent for the same period in 2010, reflecting the higher domestic manufacturing deduction for 2011 compared to the prior year.
Restructuring
In calendar 2010, the Company announced its plan to restructure certain coffee, fruit spreads, and its Canadian pickle and condiments operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative is a long-term investment to optimize production capacity and lower the overall cost structure. It includes estimated capital investments of approximately $220.0 million for a new state-of-the-art food manufacturing facility in Orrville, Ohio, and consolidation of coffee production in New Orleans, Louisiana. In addition, the Company’s Canadian pickle and condiments production will be transitioned to third-party manufacturers in the U.S.
The restructuring plan calls for the future closing of six of the Company’s facilities — Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario. Upon completion, the restructuring will result in the reduction of approximately 850 full-time positions.
The Company expects to incur restructuring costs of approximately $235.0 million, of which $79.0 million has been incurred through January 31, 2011 including $25.3 million and $73.2 million in the third quarter and first nine months of 2011, respectively. The restructuring is proceeding as planned and the balance of the costs is anticipated to be incurred over the next four fiscal years as the facilities are closed.

Segment Results

	Three Months Ended January 31,			Nine Months Ended January 31,
			%			%
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(Dollars in millions)
Net sales:
U.S. Retail Coffee Market	$554.7	$471.5	18%	$1,425.5	$1,282.8	11%
U.S. Retail Consumer Market (1)	273.5	273.8	(0%)	825.4	854.9	(3%)
U.S. Retail Oils and Baking Market	253.3	244.2	4%	706.7	742.5	(5%)
Special Markets	230.8	216.5	7%	680.9	656.0	4%

Segment profit:
U.S. Retail Coffee Market	$158.1	$132.6	19%	$419.1	$375.6	12%
U.S. Retail Consumer Market	72.2	66.2	9%	217.9	202.8	7%
U.S. Retail Oils and Baking Market	31.5	35.9	(12%)	95.0	107.0	(11%)
Special Markets (2)	28.3	30.7	(8%)	112.6	97.4	16%

Segment profit margin:
U.S. Retail Coffee Market	28.5%	28.1%		29.4%	29.3%
U.S. Retail Consumer Market	26.4%	24.2%		26.4%	23.7%
U.S. Retail Oils and Baking Market	12.4%	14.7%		13.4%	14.4%
Special Markets	12.3%	14.2%		16.5%	14.8%

(1)	Net sales comparability for the U.S. Retail Consumer Market is impacted by the potato products divestiture in March 2010.

(2)	Segment profit for Special Markets includes impairment charges of $17.2 million for the three months and nine months ended January 31, 2011, and $7.3 million for the three months and nine months ended January 31, 2010.
While the Company’s four reportable segments remain the same for 2011, the calculation of segment profit was modified in 2011 to include intangible asset amortization and impairment charges related to segment assets, along with certain other items in each of the segments. These items were previously considered corporate expenses and were not allocated to the segments. This change more accurately aligns the segment financial results with the responsibilities of segment management, most notably in the area of intangible assets. Fiscal 2010 segment profit has been presented to be consistent with the current methodology.
U.S. Retail Coffee Market
The U.S. Retail Coffee Market segment net sales increased 18 percent in the third quarter of 2011, compared to the third quarter of 2010. Through the third quarter, price increases totaling 13 percent were taken during 2011 to cover rising green coffee costs. The impact of these price increases and sales mix more than offset a two percent volume decline. Favorable sales mix includes the impact of the Folgers Gourmet Selections® and Millstone® K-Cups® offerings introduced earlier in the fiscal year. While K-Cups® added approximately four percent to U.S. Retail Coffee Market segment net sales in the third quarter of 2011, their impact on segment volume was less than one percent. Volume decreased three percent for the Folgers® brand while Dunkin’ Donuts® packaged coffee volume increased eight percent in the third quarter of 2011, compared to 2010.
U.S. Retail Coffee Market segment profit increased 19 percent in the third quarter of 2011, compared to the third quarter of 2010. Green coffee costs were significantly higher in the third quarter of 2011, compared to the third quarter of 2010, but were offset by price increases taken earlier in the year and favorable sales mix. Promotional spending, while up for the third quarter of 2011 compared to 2010, was at an overall lower rate during the 2011 Fall Bake and Holiday period. Marketing expenses decreased eight percent in the third quarter of 2011, compared to the third quarter of 2010. As a result, segment profit margin was 28.5 percent in 2011, compared to 28.1 percent in 2010. The Company expects to recognize higher green coffee costs in the fourth quarter and, as a result, announced a 10 percent price increase in early February for the majority of coffee items, primarily items sold under the Folgers® and Dunkin’ Donuts® brand names.

For the first nine months of 2011, net sales for the U.S. Retail Coffee Market increased 11 percent, compared to the first nine months of 2010. Price increases taken during the first nine months of the year more than offset a two percent volume decline, resulting in the net sales increase. Driven by higher net sales, segment profit increased 12 percent for the first nine months of 2011, compared to 2010, and segment profit margin was relatively flat at 29.4 percent in 2011, compared to 29.3 percent in 2010.
U.S. Retail Consumer Market
The U.S. Retail Consumer Market segment net sales increased five percent while volume increased seven percent, excluding the effect of potato products divested in the fourth quarter of 2010. Net sales include the impact of a peanut butter price reduction of five percent taken earlier in the fiscal year. Volume gains were realized in Jif® peanut butter, Smucker’s® fruit spreads, and Hungry Jack® pancake mixes and syrup. Reported segment net sales were flat and volume increased three percent, respectively, for the third quarter of 2011, compared to the third quarter of 2010, reflecting the divested potato products.
The U.S. Retail Consumer Market segment profit increased nine percent for the third quarter of 2011, compared to the third quarter in 2010, due to a decrease in supply chain and certain raw material costs, primarily peanuts. These more than offset a five percent increase in segment marketing expense during the third quarter of 2011. Segment profit margin for the quarter improved significantly from 24.2 percent in the third quarter of 2010, to 26.4 percent in 2011.
Net sales for the U.S. Retail Consumer Market increased one percent in the first nine months of 2011, compared to 2010, and volume increased three percent over the same period, excluding potato products. On a reported basis, net sales and volume decreased three and one percent, respectively. Segment profit increased seven percent for the first nine months of 2011, compared to 2010, and segment profit margin improved from 23.7 percent to 26.4 percent, primarily due to a decrease in supply chain costs.
U.S. Retail Oils and Baking Market
Net sales and volume in the U.S. Retail Oils and Baking Market segment increased four percent and three percent, respectively, for the third quarter of 2011, compared to 2010. Net sales for the Crisco® brand increased 14 percent, on volume gains of 27 percent in the third quarter of 2011, compared to 2010, reflecting the impact of the price decline taken earlier in the fiscal year. While net sales were flat reflecting favorable sales mix and price increases, Pillsbury® baking volume declined nine percent resulting from a combination of planned reductions in lower-margin products, and a continuing competitive and promotional environment. Volume also declined in branded canned milk in the third quarter of 2011, compared to 2010.
The U.S. Retail Oils and Baking Market segment profit decreased 12 percent for the third quarter of 2011, compared to the third quarter of 2010, reflecting the pricing actions taken in response to competitive dynamics. Also, higher costs were realized for milk, sugar, and soybean oil. Segment profit margin decreased from 14.7 percent in the third quarter of 2010, to 12.4 percent in 2011.
U.S. Retail Oils and Baking Market segment net sales and volume decreased five percent and six percent in the first nine months of 2011, compared to 2010. Segment profit decreased 11 percent for the first nine months of 2011, compared to 2010, and segment profit margin declined from 14.4 percent to 13.4 percent for the same period due to pricing declines taken in response to competitive dynamics combined with higher raw material costs.
The results of the U.S. Retail Oils and Baking Market segment have been impacted by a highly competitive and promotional environment over the last several quarters. As of January 31, 2011, approximately 13 percent of the Company’s total goodwill and intangible assets are included in the U.S. Retail Oils and Baking Market segment. Due to the increased risk of impairment resulting from the competitive environment, the Company performed an assessment during the third quarter of 2011, which indicated that the estimated fair value of goodwill and other indefinite-lived intangible assets of the U.S. Retail Oils and Baking Market segment supported their carrying values. Should competitive pressure in these categories be sustained, long-term assumptions relative to growth rates and profitability of the segment or certain brands within it may not be attained which could result in an impairment of goodwill or other indefinite-lived intangible assets of the segment. The Company will update this assessment during its annual evaluation of goodwill and other indefinite-lived intangible assets in the fourth quarter of 2011.
Special Markets
Net sales in the Special Markets segment increased seven percent in the third quarter of 2011, compared to 2010. Excluding foreign exchange, net sales increased four percent over the same time period. Volume increased seven percent in the third quarter of 2011, compared to 2010, driven by gains in the natural foods, pickles, baking, and coffee categories. The Company’s Bick’s® pickles brand experienced above normal volume growth due to the temporary withdrawal of several competing products that is not expected to be sustained.
Special Markets segment profit decreased eight percent and profit margin declined to 12.3 percent from 14.2 percent for the third quarter of 2011, compared to 2010. Impairment charges of $17.2 million related to Europe’s’ Best® intangible assets in Canada were recorded in the third quarter of 2011, compared to $7.3 million in the third quarter of 2010. The incremental charge of $9.9 million reduced segment profit margin by 4.2 percentage points.
Net sales and volume in the Special Markets segment both increased four percent in the first nine months of 2011, compared to 2010. Excluding foreign exchange, net sales increased one percent compared to the same period last year. Special Markets segment profit increased 16 percent and improved to 16.5 percent of net sales in the first nine months of 2011, from 14.8 percent of net sales in the first nine months of 2010. Segment profit benefited from lower flour and supply chain costs in Canada, and favorable sales mix which more than offset the impact of impairment charges.
Financial Condition — Liquidity and Capital Resources
Liquidity

	Nine Months Ended January 31,
	2011	2010
	(Dollars in millions)
Net cash provided by operating activities	$394.4	$511.6
Net cash used for investing activities	(144.8)	(100.0)
Net cash provided by (used for) financing activities	14.6	(747.0)

Net cash provided by operating activities	$394.4	$511.6
Additions to property, plant, and equipment	(111.1)	(112.7)

Free cash flow	$283.2	$398.9

Amounts may not add due to rounding.
On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facility. Total cash and cash equivalents at January 31, 2011, were $549.6 million compared to $283.6 million at April 30, 2010.
Cash provided by operating activities in the first nine months of 2011 was $394.4 million compared to $511.6 million in 2010. The decrease in cash provided by operating activities in the first nine months of 2011, compared to 2010, was primarily related to an increase in cash used for income tax payments of $135.1 million. Approximately $80.0 million of the increase in income tax payments represents a change in the timing of the payments. Increases in trade receivable and inventory balances, primarily related to higher commodity costs and related price increases, also contributed to the decrease in cash provided by operating activities.
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
Cash used for investing activities was $144.8 million in the first nine months of 2011, compared to $100.0 million in the same period of 2010. The increased cash used for investing activities in 2011, compared to 2010, was primarily the purchase of $75.6 million of marketable securities in 2011. Cash used for capital expenditures was $111.1 million in the first nine months of 2011, compared to $112.7 million in 2010. The Company expects capital expenditures to total approximately $175.0 million for the full fiscal year, as expenditures for the coffee and fruit spreads restructuring project accelerate.
Cash provided by financing activities during the first nine months of 2011 was approximately $14.6 million. During the first nine months of 2011 the issuance of $400.0 million in Senior Notes more than offset quarterly dividend payments of $143.1 million and the purchase of treasury shares for $247.3 million, including the repurchase of 3.7 million common shares available under previous Board of Directors’ authorizations. During the first nine months of 2010, total cash of $747.0 million was used for financing purposes consisting primarily of $625.0 million in debt repayments and $124.6 million in quarterly dividend payments. The increased dividend payments in 2011, compared to 2010, resulted primarily from an increase in the quarterly dividend rate during the period.
Capital Resources
The following table presents the Company’s capital structure:

	January 31, 2011	April 30, 2010
	(Dollars in millions)
Current portion of long-term debt	$—	$10.0
Long-term debt	1,300.0	900.0

Total debt	$1,300.0	$910.0
Shareholders’ equity	5,363.3	5,326.3

Total capital	$6,663.3	$6,236.3

On January 31, 2011, the Company entered into an amended and restated credit agreement with a group of six lenders. The credit facility, which amends and restates in its entirety the credit agreement dated as of October 29, 2009, provides for an unsecured revolving credit line of $600.0 million and matures January 31, 2016. At January 31, 2011, the Company did not have a balance outstanding under the revolving credit facility. The Company’s $180.0 million revolving credit facility matured on January 31, 2011.
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
During the third quarter of 2011, the Company completed the repurchase of 3.7 million common shares under its November 2010 Rule 10b5-1 trading plan utilizing $240.0 million of cash on hand. In January 2011, the Board of Directors authorized up to an additional five million common shares for repurchase, all of which remain available as of February 28, 2011. There is no guarantee as to the timing or number of shares that may be repurchased by the Company.
Absent any material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under its credit facility, will be sufficient to meet cash requirements for the next twelve months, including capital expenditures, the payment of quarterly dividends, interest on debt outstanding, and share repurchases.
Non-GAAP Measures
The Company uses non-GAAP measures including net sales, excluding divestitures and foreign currency exchange rate impact; gross profit, operating income, income, and income per diluted share, excluding restructuring and merger and integration costs; and free cash flow as key measures for purposes of evaluating performance internally. The non-GAAP measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP measures supplements other metrics used by management to internally evaluate its businesses, and facilitate the comparison of past and present operations. These non-GAAP measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at January 31, 2011, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated since it is at a fixed rate until maturity. Based on the Company’s overall interest rate exposure as of and during the three-month and nine-month periods ended January 31, 2011, including derivative and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. Interest rate risk can also be measured by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on a hypothetical, immediate one-percentage point decrease in interest rates at January 31, 2011, the fair value of the Company’s long-term debt would increase by approximately $55 million.
Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2011, are not expected to result in a significant impact on future earnings or cash flows.
The Company utilizes foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. The mark-to-market gains and losses on qualifying hedges are included as a component of other comprehensive income, and reclassified to earnings in the period the contract is executed. The ineffective portion of these contracts is immediately recognized in earnings. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. Based on the Company’s hedged foreign currency positions as of January 31, 2011, a hypothetical 10 percent change in exchange rates would result in a loss of fair value of approximately $4.4 million.
Revenues from customers outside the U.S. represented approximately nine and 10 percent of net sales during the three-month and nine-month periods ended January 31, 2011, respectively. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.
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

	January 31, 2011	April 30, 2010
	(Dollars in millions)
Raw material commodities:
High	$25.0	$21.2
Low	3.5	2.3
Average	13.2	11.6

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

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, as revised below and in the Company’s Quarterly Report on Form 10-Q for the quarters ended July 31, 2010 and October 31, 2010, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission in connection with evaluating the Company, its business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.
The risk factor described below updates the risk factors disclosed in “Part 1, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 as revised in the Company’s Quarterly Report on Form 10-Q for the quarters ended July 31, 2010 and October 31, 2010,.
•	A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect the Company’s consolidated operating results and net worth.

A significant portion of the Company’s assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a noncash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of the Company’s common shares, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. At January 31, 2011, the carrying value of goodwill and other intangible assets totaled approximately $5.8 billion, compared to total assets of approximately $8.4 billion and total shareholders’ equity of approximately $5.4 billion.

The results of the U.S. Retail Oils and Baking Market segment have been impacted by a highly competitive and promotional environment over the last several quarters. Should competitive pressure in these categories be sustained, long-term assumptions relative to growth rates and profitability of the segment or certain brands within it may not be attained which could result in a material impairment. As of January 31, 2011, approximately 13 percent of the Company’s total goodwill and intangible assets are assigned to the U.S. Retail Oils and Baking Market segment.

•	The Company’s business could be harmed by strikes or work stoppages.

As of January 31, 2011, approximately 32 percent of the Company’s employees, located at 10 facilities, are covered by union contracts. These contracts vary in term depending on location. The Company cannot assure that it will be able to negotiate these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under collective bargaining agreements with labor unions, the Company’s business, financial condition, and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares That
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs

November 1, 2010 - November 30, 2010	610,092	$61.67	577,462	3,166,760
December 1, 2010 - December 31, 2010	1,435,812	65.24	1,435,581	1,731,179
January 1, 2011 - January 31, 2011	1,732,135	63.58	1,731,179	5,000,000

Total	3,778,039	$63.90	3,744,222	5,000,000

Information set forth in the table above represents activity in the Company’s third fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(c)	From November 22, 2010 until January 25, 2011, the Company repurchased the 3,744,222 common shares under the Company’s November 2010 Rule 10b5-1 trading plan.

(d)	On January 27, 2011, the Board of Directors authorized management to repurchase up to five million additional common shares at its discretion with no established expiration date. At February 28, 2011, these five million shares remain available for future repurchase.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 34 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 11, 2011	THE J. M. SMUCKER COMPANY
/s/ Timothy P. Smucker
BY TIMOTHY P. SMUCKER
Chairman of the Board and Co-Chief Executive Officer

/s/ Richard K. Smucker
BY RICHARD K. SMUCKER
Executive Chairman and Co-Chief Executive Officer

/s/ Mark R. Belgya
BY MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
No.	Description
10.1	Omnibus Amendment to Restricted Stock Agreements for Folgers Employees, dated as of November 4, 2010. *

10.2	Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of December 31, 2010. *

10.3	Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of December 31, 2010. *

10.4	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, restated as of May 1, 2008. *

10.5	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2009. *

10.6	The J. M. Smucker Company Voluntary Deferred Compensation Plan, amended and restated as of January 1, 2009. *

10.7	Amended and Restated Credit Agreement, dated as of January 31, 2011, between The J. M. Smucker Company, Smucker Foods of Canada Corp., the Lenders, the Agent, the Syndication Agent and the Documentation Agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 2, 2011 (Commission File No. 001-5111).

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* Management contract or compensatory plan or agreement.