Form 10-K
period 2011-04-30
SMUCKER J M CO
filed 2011-06-28
CIK 91419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2010, was $7,231,532,766. As of June 22, 2011, 114,378,016 common shares of The J. M. Smucker Company were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 17, 2011, are incorporated by reference into Part III of this Report, and certain sections of the registrant’s 2011 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.
The exhibit index for this Report begins on page 25.

PART I
Item 1. Business.
     The Company. The J. M. Smucker Company (the “Company”) was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker’s (a registered trademark), operates principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis, although the majority of the Company’s sales are in the U.S. The Company’s operations outside the U.S. are principally in Canada although products are exported to other countries as well. Sales outside the U.S. represented approximately 10 percent of consolidated Company sales for fiscal 2011. The Company’s branded food products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.
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
     The Company has four reportable segments: U.S. Retail Coffee Market, U.S. Retail Consumer Market, U.S. Retail Oils and Baking Market, and Special Markets. The Company’s three U.S. retail market segments in total comprised over 80 percent of the Company’s net sales in 2011 and represent a major portion of the strategic focus area for the Company — the sale of branded food products with leadership positions to consumers through retail outlets in North America. The Special Markets segment represents sales outside of the U.S. retail market and includes the Company’s Canada, foodservice, natural foods, and international business areas.
     Principal Products. The principal products of the Company, which are sold across the Company’s U.S. retail market segments and Special Markets segment are coffee, peanut butter, fruit spreads, shortening and oils, baking mixes and ready-to-spread frostings, canned milk, flour and baking ingredients, juices and beverages, frozen sandwiches, toppings, syrups, and pickles and condiments.
     Product sales information for the years 2011, 2010, and 2009 is incorporated herein by reference to information set forth in the Company’s 2011 Annual Report to Shareholders, on pages 48 through 50 under “Note E: Reportable Segments.”
     In each of the U.S. retail market segments, the Company’s products are primarily sold through a combination of direct sales and through brokers to food retailers, food wholesalers, drug stores, club stores, mass merchandisers, discount and dollar stores, and military commissaries. In the Special Markets segment, the Company’s products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, schools and universities, and health care operators), health and natural foods stores and distributors.
     Sources and Availability of Raw Materials. The raw materials used by the Company in each of its segments are primarily commodities and agricultural-based products. Green coffee, peanuts, edible oils, sweeteners, milk, flour, corn, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time. The Company uses basis contracts and commodity futures and options to manage price volatility for a significant portion of its commodity costs. Green coffee is sourced solely from foreign countries and its supply and price are subject to high volatility due to factors such as weather, global supply and demand, pest damage, and political and economic conditions in the source countries. Fruit and vegetable raw materials used by the Company in the production of its food products are purchased from independent growers and suppliers. Glass, plastic, steel cans, caps, carton board, and corrugate are the principal packaging materials used by the Company.
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
     Dunkin’ Donuts® is a registered trademark of DD IP Holder LLC used by the Company under license (the “Dunkin’ License”) for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. The Dunkin’ License does not pertain to Dunkin’ Donuts® coffee or other products for sale in Dunkin’ Donuts® restaurants. The terms of the Dunkin’ License include the payment of royalties to DD IP Holder LLC and other financial commitments by the Company. The Dunkin’ License is in effect until January 1, 2034. Pillsbury®, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC and are used by the Company under a 20-year, perpetually renewable, royalty-free license. Borden® and the Elsie design are trademarks used by the Company on certain products under a perpetual, exclusive, and royalty-free license. Carnation® is a trademark of Société des Produits Nestlé S.A. used by the Company’s Canadian subsidiary for certain canned milk products in certain territories under an exclusive and royalty-free license with an initial term of 10 years, renewable by the Company for two successive five-year terms and which becomes perpetual at the end of the renewal terms under certain circumstances. In addition, the Company or one of its subsidiaries licenses the use of several other trademarks, none of which are individually material to the Company’s business.
     Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good,” “The Best Part of Wakin’ Up Is Folgers In Your Cup,” “Wake Up Special Every Day,” “Mountain Grown,” “Choosy Moms Choose Jif,” “Purely The Finest,” “Crisco is Cooking,” “Everybody’s Happy When It’s Hungry Jack,” “Goodness Gracious, It’s Good,” the Smucker’s banner, the Crock Jar shape, the Gingham design, and the Strawberry logo.
     The Company owns several hundred patents worldwide in addition to proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.
     The Company considers all of its intellectual property and the Pillsbury®, Dunkin’ Donuts®, Borden® and Elsie design, and Carnation® licenses, taken as a whole, to be essential to its business.
     Seasonality. The Company’s U.S. Retail Coffee Market and U.S. Retail Oils and Baking Market segments are particularly seasonal around the “Fall Bake” and holiday period, which generally results in higher sales and profits in the Company’s second and third quarters. The Company’s success in promoting and merchandising its baking and coffee brands during the “Fall Bake” and holiday period has a significant impact on its results for a fiscal year. The back-to-school period and the spring holiday season are two other important promotional periods for the Company, although their impact to the Company is not as significant as the “Fall Bake” and holiday period.
     Working Capital. Working capital requirements are greatest during the first half of the Company’s fiscal year mainly due to the timing of the buildup of coffee, oil, and baking inventories necessary to support the “Fall Bake” and holiday period and the additional buildup of coffee inventory in advance of the Atlantic hurricane season.
     Customers. Sales to Wal-Mart Stores, Inc. and its subsidiaries amounted to approximately 26 percent, 27 percent, and 24 percent of net sales in 2011, 2010, and 2009, respectively. These sales are primarily included in the U.S. retail market segments. No other customer exceeded 10 percent of net sales during 2011, 2010, and 2009.
     During 2011, the Company’s top 10 customers, collectively, accounted for approximately 55 percent of consolidated net sales. Although the loss of any large customer for an extended length of time could negatively impact the Company’s sales and profits, the Company does not anticipate that this will occur to a significant extent due to strong consumer demand for the Company’s products.
     Orders. Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.
     Government Business. No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the government.
     Competition. The Company is the branded market leader in the coffee, peanut butter, shortening, sweetened condensed milk, fruit spreads, ice cream toppings, and natural foods beverages categories in the U.S. The Company’s business is highly competitive as all of its U.S. retail market segments’ brands compete for retail shelf space with other branded products as well as private label products.
     The continued growth of alternative store formats, product and packaging innovations, technological advances, and new industry techniques are all issues for companies in the food industry to consider in order to remain competitive. The primary ways in which products are distinguished are product quality, price, packaging, new product introductions, nutritional value, convenience, advertising, and promotion. Positive factors pertaining to the Company’s competitive position include well-recognized brands, superior product quality and trust, experienced brand management, a single national grocery broker in the U.S., varied product offerings, product innovation, excellent customer service, and a strong distribution network.
     The Company historically has seen accelerated private label growth during periods of general economic disruption. The Company estimates that, during the period following the economic recession of the late 2000’s, private label grew more than during past periods partly due to the run up in commodity costs, increased emphasis of store brands by retailers, and improvements in private label quality. The Company believes that both private label and leading brands play an important role in all of the food categories in which it competes, appealing to different consumer segments. The Company closely monitors the price gap or price premium between its brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.
     In the U.S. Retail Coffee Market segment, the Folgers® brand competes in the highly competitive U.S. packaged roast and ground coffee market with other retail coffee roasters such as Maxwell House, Yuban, and Nescafe. The Company competes in the premium coffee market with its Millstone® and Folgers® Gourmet Selections® brands, as well as through sales of Dunkin’ Donuts® retail packaged coffee products, with other brands such as Starbucks, Eight O’Clock, and Seattle’s Best. In 2010, the

Company expanded its presence in the single-serve coffee market, entering into an agreement with Green Mountain Coffee Roasters, Inc. and Keurig, Inc. for the manufacturing and distribution of premium coffees through Keurig’s innovative K-Cup® coffee system. The Company’s Folgers® Gourmet Selections® and Millstone® premium coffees K-Cup® products were introduced in the second quarter of 2011 and represent the most successful new product launch in the Company’s history.
     In the U.S. Retail Consumer Market segment, the Jif® brand has been the leader in the peanut butter category for over 20 years, while the Company’s natural peanut butter business, sold under the Smucker’s®, Adam’s®, Laura Scudder’s® and Jif® brands, maintains a strong leadership position in the natural peanut butter category. The Company’s fruit spread brands, including Smucker’s®, Dickinson’s®, and Knott’s Berry Farm®, hold the leading position in the fruit spreads category and compete with Welch’s branded line of fruit spreads and many private label brands. The competing brands exist on both a national and a regional level. The Company’s Hungry Jack® brand competes in the pancake mix and table syrup category. The Company competes with several major national as well as private label brands in these categories. During 2010, the Company divested its potato side dish product line and entered into a licensing agreement with the purchaser for their use of the Hungry Jack® brand. The Company maintains ownership of the brand.
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
     Research and Development. The Company predominantly utilizes in-house resources to both develop new products and improve existing products in each of its business areas. Amounts expensed for product development were $21.0 million, $21.0 million, and $14.5 million in 2011, 2010, and 2009, respectively.
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
     Compliance with the provisions of enacted or pending federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon the Company’s capital expenditures, earnings, or competitive position in 2012.
     Employees. At April 30, 2011, the Company had approximately 4,500 full-time employees, worldwide. Approximately 32 percent of these employees, located at 10 facilities, are covered by union contracts. These contracts vary in term depending on the location. The Company believes its relations with its current employees are good.

     Financial Information about Industry Segments and Geographical Areas. The financial information required to be included in this item concerning reportable industry segments and international operations for the years 2011, 2010, and 2009 is incorporated herein by reference to information set forth in the Company’s 2011 Annual Report to Shareholders, on pages 48 through 50, under “Note E: Reportable Segments.” The Company’s international operations are primarily in Canada with risks similar to those associated with the U.S. retail markets. More than one-half of the Company’s Canada sales represent the sale of Canadian produced products to Canadian customers. The remaining Canada sales represent the sale of products produced in the U.S. to Canadian customers, primarily Folgers® coffee, and Crisco® oils.
     Forward-Looking Statements. This report includes forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected or projected results. The descriptions of risks and uncertainties relating to forward-looking statements is incorporated herein by reference to information set forth in the Company’s 2011 Annual Report to Shareholders under the caption “Forward-Looking Statements” on page 32.
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

The Company faces competition across its product lines from other food companies with the primary methods and factors in competition being product quality, price, packaging, new product introductions, nutritional value, convenience, customer service, advertising, and promotion. In order to generate future revenues and profits, the Company must continue to sell products that appeal to its customers and consumers. Specifically, there are a number of trends in consumer preferences that may impact the Company and the food industry as a whole including convenience, taste, consumer dietary trends, and obesity, health, and nutritional concerns.

In particular, consumers, public health officials, and government officials are becoming increasingly concerned about the public health consequences associated with weight management, particularly among young people. Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of the Company’s products and marketing programs. Although the Company strives to respond to consumer preferences and social expectations, it may not be successful in these efforts. Increasing public concern regarding health issues and failure to satisfy consumer preferences could decrease demand for certain of the Company’s products and adversely affect the Company’s profitability.

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

The Company believes that maintaining and continually enhancing the value of its brands is critical to the success of its business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on the Company’s ability to provide high quality products. Brand value could diminish significantly as a result of a number of factors, such as if the Company fails to preserve the quality of its products, if the Company is perceived to act in an irresponsible manner, if the Company or its brands otherwise receive negative publicity, if the brands fail to deliver a consistently positive consumer experience, or if the products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. If the Company’s brand values are diminished, the Company’s revenues and operating results could be materially adversely affected. In addition, anything that harms the Pillsbury, Carnation, Borden, or Dunkin’ Donuts brands could adversely affect the success of the Company’s exclusive licensing agreements with the owners of these brands.

•	The Company’s operations are subject to the general risks of the food industry.

The food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. The Company’s operations could be impacted by both genuine and fictitious claims regarding the Company’s and its competitors’ products. In the event of product contamination or tampering, the Company may need to recall some of its products. A widespread product recall could result in significant loss due to the cost of conducting a product recall, including destruction of inventory and the loss of sales resulting from the unavailability of product for a period of time. The Company could also suffer losses from a significant product liability judgment against it. A significant product recall or a product liability judgment, involving either the Company or its competitors, could also result in a loss of consumer confidence in the Company’s food products or the food category, and an actual or perceived loss of value of the Company’s brands, materially impacting consumer demand.

•	The Company could be subject to adverse publicity or claims from consumers.

Certain of the Company’s products contain caffeine and other ingredients, the health effects of which are the subject of increasing public scrutiny, including the suggestion that consumption may have adverse health effects. An unfavorable report on the health effects of caffeine or other ingredients present in the Company’s products, product recalls or negative publicity or litigation arising from other health risks could significantly reduce the demand for the Company’s products.

The Company may also be subject to complaints from or litigation by consumers who allege food and beverage-related illness, or other quality, health or operational concerns. Adverse publicity resulting from such allegations could materially adversely affect the Company, regardless of whether such allegations are true or whether the Company is ultimately held liable. A lawsuit or claim could result in an adverse decision against the Company, which could have a material adverse effect on its business, financial condition, and results of operations.

•	The Company may be unable to grow market share of its products.

The Company operates in the competitive food industry whose growth potential is generally correlated to population growth. The Company’s success depends in part on its ability to grow its brands faster than the population in general. The Company considers its ability to build and sustain the equity of its brands critical to its market share growth. If the Company does not succeed in these efforts, its market share growth may slow, which could have a material impact on its results of operations.

•	The Company’s proprietary brands, packaging designs, and manufacturing methods are essential to the value of its business and the inability to protect these could harm the value of its brands and adversely affect the Company’s sales and profitability.

The success of the Company’s business depends significantly on its brands, know-how, and other intellectual property. The Company relies on a combination of trademarks, service marks, trade secrets, patents, copyrights, and similar rights to protect its intellectual property. The success of the Company’s growth strategy depends on its continued ability to use its existing trademarks and service marks in order to maintain and increase brand awareness and further develop its brand. If the Company’s efforts to protect its intellectual property are not adequate, or if any third party misappropriates or infringes on its intellectual property, the value of the Company’s brand may be harmed, which could have a material adverse effect on its business. From time to time, the Company is engaged in litigation to protect its intellectual property, which could result in substantial costs to the Company as well as diversion of management attention.

In particular, the Company considers its proprietary coffee roasting methods essential to the consistent flavor and richness of its coffee products and, therefore, essential to its coffee brands. Because many of the roasting methods used by the Company are not protected by patents, it may be difficult for the Company to prevent competitors from copying its roasting methods if such methods become known. The Company also believes that its packaging innovations, such as brick packaging technology and its AromaSealTM canisters, are important to the coffee business’ marketing and operational efforts. If the Company’s competitors copy its roasting or packaging methods or develop more advanced roasting or packaging methods, the value of the Company’s coffee brands may be diminished, and the Company could lose customers to its competitors.

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

•	The Company may be unable to maintain or improve its profit margins in the concentrated retail environment. In addition, the loss of the Company’s largest customer could negatively impact its sales and profits.

Sales to Wal-Mart Stores, Inc. and its subsidiaries amounted to approximately 26 percent of the Company’s net sales in 2011. These sales are primarily included in the three U.S. retail market segments. Trade receivables at April 30, 2011, included amounts due from Wal-Mart Stores, Inc. and its subsidiaries of approximately $87.6 million. During 2011, the Company’s top 10 customers, collectively, accounted for approximately 55 percent of consolidated net sales. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. The Company’s customers are generally not contractually obligated to purchase from the Company. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales. Additionally, the Company’s customers may face financial or other difficulties that may impact their operations and their purchases from the Company, which could adversely affect results of operations. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of the Company’s products. If sales of products to one or more of these customers are reduced, this reduction may have a material adverse effect on the Company’s business, financial condition, and results of operations. Bankruptcy or other business disruption of a significant customer could adversely affect the Company’s results of operations.

•	Loss or interruption of supply from single-source suppliers of raw materials and finished goods could have a disruptive effect on the Company’s business and adversely affect its results of operations.

The Company has elected to source certain raw materials, such as packaging for its most popular Folgers® coffee products, as well as its Jif® peanut butter and Crisco® oil products, and finished goods from single sources of supply. While the Company believes that alternative sources of these raw materials and finished goods could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a single-source supplier would result in additional costs, could have a disruptive short-term effect on the Company’s business, and could adversely affect its results of operations.

•	The results of the Company may be adversely impacted as a result of increased cost, limited availability and/or insufficient quality of raw materials, including commodities and agricultural products.

The Company and its business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of the Company’s products including green coffee, peanuts, corn sweeteners, edible oils, sugar, fruit, wheat, milk, and cocoa. In addition, the Company and its business partners utilize significant quantities of plastic, glass, and cardboard to package the Company’s products and natural gas and fuel oil to manufacture, package, and distribute the Company’s products. These commodities, agricultural products, and other materials are subject to price volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, weather, currency fluctuations, speculative influences, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. For example, in late fiscal 2011, costs to acquire peanuts increased, in part, due to adverse weather conditions. Although the Company utilizes forward contracts and commodity futures and option contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in the Company’s raw material and energy costs.

In particular, the price of green coffee has recently been subject to significant volatility and, in fiscal 2011, green coffee commodity prices increased significantly. In mid-March 2011, green coffee commodity prices reached a 34-year high at a level approximately 50 percent higher than they were eight months earlier and over 100 percent higher than they were a year earlier. The Company expects the green coffee commodity market to continue to be challenging as the market continues to be influenced by worldwide demand, the weakness of the dollar, speculative trading, and weather and as producers in Brazil-the world’s largest coffee producing country-enter a cyclically low production year in its biennial crop cycle. Due to the significance of green coffee to the Company’s coffee business, combined with the Company’s ability to only partially mitigate future price risk through purchasing practices and hedging activities, significant increases or decreases in the cost of green coffee could have an adverse impact on the Company’s profitability.

•	The Company may be limited in its ability to pass cost increases on to its customers in the form of price increases or may realize a decrease in sales volume to the extent price increases are implemented.

The Company may not be able to pass some or all of any increases in the price of raw materials, energy, and other input costs to its customers by raising prices. To the extent competitors do not also increase their prices, customers and consumers may choose to purchase competing products or may shift purchases to lower-priced private label or other value offerings which may adversely affect the Company’s results of operations.

Consumers may be less willing or able to pay a price differential for the Company’s branded products, and may increasingly purchase more lower-priced offerings and may forego some purchases altogether, especially during economic downturns. Retailers may also increase levels of promotional activity for lower-priced or value offerings as they seek to maintain sales volumes during times of economic uncertainty. Accordingly, sales volumes of the Company’s branded products could be reduced or lead to a shift in sales mix toward its lower margin offerings. As a result, decreased demand for the Company’s products may adversely affect its results of operations.

•	The Company’s efforts to manage commodity and other price volatility through derivative instruments could adversely affect its results of operations and financial condition.

The Company uses derivative instruments, including commodity futures and options, to reduce the price volatility associated with anticipated commodity purchases. The extent of the Company’s derivative position at any given time depends on the Company’s assessment of the markets for these commodities. If the Company fails to take a derivative position and costs subsequently increase, or if it institutes a position and costs subsequently decrease, the Company’s costs may be greater than anticipated or higher than its competitors’ costs and financial results could be adversely affected. In addition, the Company’s liquidity may be adversely impacted by the cash margin requirements of the commodities exchanges or the failure of a counterparty to perform in accordance with a contract.

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

The Company has consolidated its production capacity for certain products into single manufacturing sites. In addition, the Company is proceeding with plans to further consolidate its coffee, fruit spreads, syrups, and topping production as part of its current restructuring project. The Company could experience a production disruption at these or any of its manufacturing sites resulting in a reduction or elimination of the availability of some of the Company’s products. If the Company is not able to obtain alternate production capability in a timely manner, a negative impact on the Company’s operations could result.

•	If there is a significant interruption in the operation of any of the Company’s facilities, third-party distribution centers, or supplier’s facilities, the Company may not have the capacity to service its customers in a timely manner, thereby reducing its revenues and earnings.

A significant interruption in the operation of any of the Company’s facilities, third-party distribution centers, or supplier’s facilities, whether as a result of a natural disaster, flu pandemic, or other causes, could significantly impair the Company’s ability to operate its business. Notably, after completion of the Company’s current restructuring project, substantially all of the Company’s coffee production will be in New Orleans which is subject to risks associated with hurricane and other weather-related events. Following Hurricane Katrina in August 2005, production at the New Orleans facility was interrupted for approximately two months, resulting in a significant decline in coffee revenues for several months. A similar significant interruption in the operation of one of the Company’s facilities, third-party distribution centers, or supplier’s facilities may affect its ability to service all of its customers, and business may be lost to its competitors, resulting in a material adverse effect to the Company’s revenues, earnings, and financial position.

•	The Company’s business could be harmed by strikes or work stoppages.

As of April 30, 2011, approximately 32 percent of the Company’s employees, located at 10 facilities, are covered by collective bargaining agreements. These contracts vary in term depending on location. The Company cannot assure that it will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements, or as a result of disputes under collective bargaining agreements with labor unions, the Company’s business, financial condition, and results of operations could be materially adversely affected.

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

•	The Company may not achieve cost savings anticipated as a result of its restructuring initiatives.

The Company has periodically commenced restructuring initiatives with the expectation of realizing future benefits including operational efficiencies or cost savings. The future benefits the Company expects from restructuring initiatives may not be realized during the time period expected, or at all, due to unforeseen or changing business conditions. In addition, costs incurred to realize the future benefits may be higher than anticipated and the Company’s results of operations could be adversely affected.

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

A significant portion of the Company’s assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired and could result in a noncash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of the Company’s common shares, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. At April 30, 2011, the carrying value of goodwill and other intangible assets totaled approximately $5.8 billion, compared to total assets of approximately $8.3 billion and total shareholders’ equity of approximately $5.3 billion.

The results of the U.S. Retail Oils and Baking Market segment have been impacted by a highly competitive and promotional environment over the last fiscal year. Should competitive pressure in these categories be sustained, long-term assumptions relative to growth rates and profitability of certain brands within the segment may not be attained which could result in a material impairment. As of April 30, 2011, approximately 16 percent of the Company’s total goodwill and 11 percent of the Company’s total other intangible assets are assigned to the U.S. Retail Oils and Baking Market segment.

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

•	Changes in tax, environmental, or other regulations and laws, or their application, or failure to comply with existing licensing, trade, and other regulations and laws could have a material adverse effect on the Company’s financial condition.

The Company’s operations are subject to regulation by the U.S. Departments of Agriculture, Commerce, and Labor, the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Securities and Exchange Commission, and the U.S. Internal Revenue Service, as well as similar and other authorities of Canada, various state, provincial and local governments, and voluntary regulatory and trade associations.

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

Increasing concern over climate change also may result in more regulatory requirements related to greenhouse gases. Many states have announced or adopted programs to stabilize and reduce greenhouse gas emissions, and federal legislation has been proposed in Congress. It is possible that federal legislation limiting greenhouse gas emissions may be imposed in the U.S. in the future. In the event that regulations are enacted and are more rigorous than existing regulations, the Company may experience significant increases in costs of operation and delivery. In particular, increased regulation of utility providers, fuel emissions, or suppliers could substantially increase the Company’s operating, distribution, or supply chain costs. The Company could also face increased costs related to defending and resolving legal claims and other litigation related to climate change. As a result, climate change could negatively affect the Company’s results of operations, cash flows, or financial position.

•	If the Company’s information technology systems fail to perform adequately or the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches, the Company’s operations could be disrupted.

The Company relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, the Company depends on its information technology infrastructure to effectively manage its business data, supply chain, logistics, accounting and other business processes and for digital marketing activities and electronic communications between Company personnel and its customers and suppliers. If the Company does not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure, the Company’s business or financial results could be negatively impacted. In addition, security breaches or system failures of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If the Company is unable to prevent such breaches or failures, its operations could be disrupted, or it may suffer financial damage or loss because of lost or misappropriated information.

In addition, the Company has outsourced certain information technology support services and administrative functions, such as accounts payable processing and benefit plan administration, to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers that the Company outsources these functions to do not perform effectively, the Company may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach or otherwise.

•	Disruptions in the financial markets may adversely affect the Company’s ability to access capital in the future.

The Company may need new or additional financing in the future to conduct its operations, expand its business or refinance existing indebtedness. Disruptions in global financial markets and banking systems may make credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. Any sustained weakness in the general economic conditions and/or financial markets in the U.S. or globally could adversely affect the Company’s ability to raise capital on favorable terms or at all. From time to time, the Company has relied, and also may rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions, and general corporate purposes. The Company’s access to funds under its revolving credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. The obligations of the financial institutions under the Company’s revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. Long-term volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives, or failure of significant financial institutions could adversely affect the Company’s access to the liquidity needed for its businesses in the longer term. Such disruptions could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its business needs can be arranged. Disruptions in the capital and credit markets could result in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase the Company’s interest expense and capital costs and could adversely affect its results of operations and financial position.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
     The table below lists all of the Company’s manufacturing and processing facilities at April 30, 2011. All of the Company’s properties are maintained and updated on a regular basis, and the Company continues to make investments for expansion, and safety and technological improvements. The Company believes that existing capacity at these facilities is sufficient to sustain current operations and anticipated near-term growth.
     The Company owns all of the properties listed below, except for one of the properties in New Orleans, Louisiana,(A) which is leased. The Company also leases four sales and administrative offices in the U.S., and one each in Canada, Mexico, and China. The Company’s corporate headquarters are located in Orrville, Ohio, and the Company’s Canadian headquarters are located in Markham, Ontario.

U.S. Locations	Products Produced/Processed

Chico, California	Fruit and vegetable juices, beverages, and natural food products
Cincinnati, Ohio	Shortening and oils
El Paso, Texas	Canned milk
Grandview, Washington	Fruit
Havre de Grace, Maryland	Fruit and vegetable juices, beverages, and natural food products
Kansas City, Missouri (B)	Coffee
Lexington, Kentucky	Peanut butter
Memphis, Tennessee (B)	Fruit spreads, toppings, syrups
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products
New Orleans, Louisiana (two facilities)	Coffee
Orrville, Ohio	Fruit spreads, toppings, syrups
Oxnard, California	Fruit
Ripon, Wisconsin	Fruit spreads, toppings, syrups, condiments
Scottsville, Kentucky	Frozen sandwiches and ready-to-eat waffles
Seneca, Missouri	Canned milk
Toledo, Ohio	Baking mixes, frostings, and flour

Canada Locations	Products Produced/Processed

Delhi Township, Ontario (B)	Pickles
Dunnville, Ontario (B)	Pickles and relish condiments
Sherbrooke, Quebec	Canned milk
Ste. Marie, Quebec (B)	Fruit spreads, sweet spreads, fruit industrial products

(A)	The Company leases the land, but owns the buildings, at one of the New Orleans, Louisiana, facilities.

(B)	Locations currently expected to close as part of the Company’s restructuring plans as described in the Company’s 2011 Annual Report to Shareholders on pages 47 and 48 under “Note D: Restructuring.”
Item 3. Legal Proceedings.
     The Company is a defendant in a variety of legal proceedings. While the Company cannot predict with certainty the results of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse affect on the Company’s financial position, results of operations, or cash flows.

Item 4. [Removed and Reserved]
Executive Officers of the Registrant.
     The names, ages as of July 1, 2011, and current positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer of the Company for more than five years.

		Years		Served as
		with		an Officer
Name	Age	Company	Position	Since

Timothy P. Smucker	67	42	Chairman of the Board and Co-Chief Executive Officer (1)	1973
Richard K. Smucker	63	38	Executive Chairman and Co-Chief Executive Officer (2)	1974
Dennis J. Armstrong	56	32	Senior Vice President, Logistics and Operations Support (3)	2007
Mark R. Belgya	50	26	Senior Vice President and Chief Financial Officer (4)	1997
James A. Brown	50	26	Vice President, U.S. Grocery Sales (5)	2009
Vincent C. Byrd	56	34	President and Chief Operating Officer (6)	1988
John W. Denman	54	32	Vice President and Controller (7)	2005
Barry C. Dunaway	48	24	Senior Vice President and Chief Administrative Officer (8)	2001
Jeannette L. Knudsen	41	8	Vice President, General Counsel and Corporate Secretary (9)	2009
John F. Mayer	55	31	Vice President, Sales, Grocery Market (10)	2004
Kenneth A. Miller	62	31	Vice President, Alternate Channels (11)	2007
Steven Oakland	50	28	President, International, Foodservice, and Natural Foods (12)	1999
Andrew G. Platt	55	28	Vice President, Information Services and Chief Information Officer	2004
Christopher P. Resweber	49	23	Vice President, Marketing Communications (13)	2004
Julia L. Sabin	51	27	Vice President and General Manager, Smucker Natural Foods, Inc. (14)	2007
Mark T. Smucker	41	13	President, U.S. Retail Coffee (15)	2001
Paul Smucker Wagstaff	41	15	President, U.S. Retail Consumer Foods (16)	2001
Albert W. Yeagley	63	37	Vice President, Industry and Government Affairs (17)	2007

(1)	Mr. Timothy Smucker was elected to his present position in August 2008, having served as Chairman and Co-Chief Executive Officer since February 2001. In March 2011, Mr. Timothy Smucker was re-elected Chairman of the Board, but will no longer serve as Co-Chief Executive Officer, to be effective August 16, 2011.

(2)	Mr. Richard Smucker was elected to his present position in August 2008, having served as President and Co-Chief Executive Officer since February 2001. In March 2011, Mr. Richard Smucker was elected the sole Chief Executive Officer, but will no longer serve as the Executive Chairman, to be effective August 16, 2011.

(3)	Mr. Armstrong was elected to his present position in October 2009, having served as Vice President, Logistics and Operations Support since February 2007.

(4)	Mr. Belgya was elected to his present position in October 2009, having served as Vice President and Chief Financial Officer since October 2008. Prior to that time, he served as Vice President, Chief Financial Officer and Treasurer since January 2005.

(5)	Mr. Brown was elected to his present position in April 2009, effective as of June 30, 2009, having served as Director, National Sales, Grocery Market since February 2002.

(6)	Mr. Byrd was elected to his present position in March 2011, effective as of May 1, 2011, having served as President, U.S. Retail Coffee since August 2008. Prior to that time, he served as Senior Vice President, Consumer Market since February 2004.

(7)	Mr. Denman was elected to his present position in August 2005, having served as Assistant Controller since May 2005.

(8)	Mr. Dunaway was elected to his present position in March 2011, effective as of May 1, 2011, having served as Senior Vice President, Corporate and Organizational Development since August 2008. Prior to that time, he served as Vice President, Corporate Development since November 2001.

(9)	Ms. Knudsen was elected to her present position in August 2010, having served as Vice President, Deputy General Counsel and Corporate Secretary since April 2010, and as Corporate Secretary since April 2009. Prior to that time, she served as Securities and Acquisition Counsel and Assistant Secretary since November 2007 and Corporate Attorney since August 2002.

(10)	Mr. Mayer was elected to his present position in April 2009, effective as of June 30, 2009, having served as Vice President, Customer Development since August 2004.

(11)	Mr. Miller was elected to his present position in February 2007, having served as General Manager, Alternate Channels since September 2005.

(12)	Mr. Oakland was elected to his present position in March 2011, effective as of May 1, 2011, having served as President, U.S. Retail — Smucker’s, Jif and Hungry Jack since August 2008. Prior to that time, he served as Vice President and General Manager, Consumer Oils and Baking since November 2001.

(13)	Mr. Resweber was elected to his present position in July 2009, having served as Vice President, Marketing Services since August 2004.

(14)	Ms. Sabin was elected to her present position in February 2009, having served as Vice President and General Manager, Smucker Quality Beverages, Inc. since February 2007. Prior to that time, she served as General Manager, Smucker Quality Beverages, Inc. since February 1998.

(15)	Mr. Mark Smucker was elected to his present position in March 2011, effective as of May 1, 2011, having served as President, Special Markets since August 2008. Prior to that time, he served as Vice President, International since July 2007 and Vice President, International and Managing Director, Canada since May 2006.

(16)	Mr. Wagstaff was elected to his present position in March 2011, effective as of May 1, 2011, having served as President, U.S. Retail — Oils and Baking since August 2008. Prior to that time, he served as Vice President, Foodservice and Beverage Markets since May 2006.

(17)	Mr. Yeagley was elected to his present position in January 2009, having served as Vice President, Quality Assurance since February 2007. Prior to that time, he served as Director, Corporate Quality Assurance since July 2001.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) The information pertaining to the market for the Company’s common shares and other related shareholder information is incorporated herein by reference to the information set forth in the Company’s 2011 Annual Report to Shareholders under the caption “Stock Price Data” on page 18 and the caption “Comparison of Five-Year Cumulative Total Shareholder Return” on page 19.
     (b) Not applicable.
     (c) Issuer Purchases of Equity Securities

				(d)
				Maximum number
			(c)	(or approximate
		(b)	Total number of	dollar value) of
	(a)	Average	shares purchased	shares that may yet
	Total number of	price	as part of publicly	be purchased under
	shares	paid per	announced plans	the plans or
Period	purchased	share	or programs	programs

February 1, 2011 - February 28, 2011	960	38.79	0	5,000,000
March 1, 2011 - March 31, 2011	1,379,103	71.99	1,377,600	3,622,400
April 1, 2011 - April 30, 2011	582,747	72.69	581,500	3,040,900

Total	1,962,810	$72.18	1,959,100	3,040,900

Information set forth in the table above represents activity in the Company’s fourth fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(c)	From March 18, 2011 until April 30, 2011, the Company repurchased 1,959,100 common shares under the Company’s share repurchase plan established in March 2011 in accordance with Rule 10b5-1 of the Exchange Act.

(d)	At April 30, 2011, the Company had 3,040,900 common shares remaining for repurchase under its January 2011 Board of Directors’ authorization. From May 1, 2011 through June 22, 2011, no additional common shares were repurchased by the Company.
Item 6. Selected Financial Data.
     Five-year summaries of selected financial data for the Company and discussions of items which materially affect the comparability of the selected financial data are incorporated herein by reference to the information set forth in the Company’s 2011 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 17, “Note A: Accounting Policies” on pages 42 through 45, “Note C: Folgers Merger” on pages 46 and 47, and “Note D: Restructuring” on pages 47 and 48.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources, and critical accounting estimates and policies, is incorporated herein by reference to the information set forth in the Company’s 2011 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis,” on pages 20 through 32.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and qualitative disclosures about market risk are incorporated herein by reference to the information set forth in the Company’s 2011 Annual Report to Shareholders under the caption “Derivative Financial Instruments and Market Risk” on page 31.
Item 8. Financial Statements and Supplementary Data.
     Consolidated financial statements of the Company at April 30, 2011 and 2010, and for each of the years in the three-year period ended April 30, 2011, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are incorporated herein by reference to the information set forth in the Company’s 2011 Annual Report to Shareholders under the caption “Summary of Quarterly Results of Operations” on page 18 and beginning with “Report of Management on Internal Control Over Financial Reporting” on page 33 through “Note Q: Common Shares” on page 67.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2011 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officers and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth in the Company’s 2011 Annual Report to Shareholders under the heading “Report of Management on Internal Control Over Financial Reporting” on page 33, and under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 34, which reports are incorporated herein by reference.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial experts, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2011. Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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
Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2011.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item is incorporated by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2011.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item is incorporated by reference to the information set forth under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2011.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item is incorporated by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval Policies and Procedures” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2011.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1)	Financial Statements

See the Index to Financial Statements, which is included on page F-1 of this Report.

(a)(2)	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits

See the Index of Exhibits at page number 25 of this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2011	The J. M. Smucker Company
/s/ Mark R. Belgya
By: Mark R. Belgya
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Timothy P. Smucker	Chairman of the Board and Co-Chief Executive Officer, and Director (Principal Executive Officer)	June 28, 2011

*
Richard K. Smucker	Executive Chairman and Co-Chief Executive Officer, and Director (Principal Executive Officer)	June 28, 2011

/s/ Mark R. Belgya
Mark R. Belgya	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 28, 2011

*
John W. Denman	Vice President and Controller (Principal Accounting Officer)	June 28, 2011

*
Vincent C. Byrd	Director	June 28, 2011

*
R. Douglas Cowan	Director	June 28, 2011

*
Kathryn W. Dindo	Director	June 28, 2011

*
Paul J. Dolan	Director	June 28, 2011

*
Nancy Lopez Knight	Director	June 28, 2011

*
Elizabeth Valk Long	Director	June 28, 2011

*
Gary A. Oatey	Director	June 28, 2011

*
Mark T. Smucker	Director	June 28, 2011

*
Alex Shumate	Director	June 28, 2011

*
William H. Steinbrink	Director	June 28, 2011

*
Paul Smucker Wagstaff	Director	June 28, 2011

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 28, 2011	/s/ Jeannette L. Knudsen
By: Jeannette L. Knudsen
Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Transaction Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, The J. M. Smucker Company, and Moon Merger Sub, Inc. incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (Commission File 001-5111).

2.2	Separation Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, and The J. M. Smucker Company incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (Commission File 001-5111).

3.1	Amended Articles of Incorporation of The J. M. Smucker Company incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File 001-5111).

3.2	Amended Regulations of The J. M. Smucker Company incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File 001-5111).

4	Rights Agreement, dated as of May 20, 2009, by and between The J. M. Smucker Company and Computershare Trust Company, N.A., incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed on May 21, 2009 (Commission File 001-5111).

10.1	1987 Stock Option Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994 (Commission File No. 001-5111).*

10.2	Management Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 (Commission File No. 001-5111).*

10.3	Nonemployee Director Stock Plan dated January 1, 1997 incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997 (Commission File No. 001-5111).*

10.4	1998 Equity and Performance Incentive Plan (as amended and restated effective as of June 6, 2005) incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111).*

10.5	Form of Restricted Shares Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111).*

10.6	Form of Deferred Shares Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111).*

10.7	Form of Deferred Stock Units Agreement incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File No. 001-5111).*

10.8	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File No. 001-5111).*

INDEX OF EXHIBITS

Exhibit No.	Description

10.9	First Amendment to The J. M. Smucker Company Top Management Supplemental Retirement Plan, dated as of April 21, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.*

10.10	Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of December 31, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File 001-5111).*

10.11	Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of December 31, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File 001-5111).*

10.12	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of April 25, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.*

10.13	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of April 25, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.*

10.14	The J. M. Smucker Company Voluntary Deferred Compensation Plan, amended and restated as of January 1, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File 001-5111).*

10.15	Amended and Restated 1997 Stock-Based Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).*

10.16	Amended and Restated Nonemployee Director Stock Option Plan, effective August 19, 2005, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 24, 2005 (Commission File No. 001-5111).*

10.17	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 21, 2006 (Commission File 001-5111).*

10.18	Form of Restricted Stock Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2007 (Commission File No. 001-5111).*

10.19	Form of Deferred Stock Units Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2007 (Commission File No. 001-5111).*

10.20	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 20, 2010 (Commission File No. 001-5111).*

10.21	Form of Restricted Stock Agreement incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 (Commission File No. 001-5111).*

10.22	Form of Deferred Stock Units Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 28, 2010 (Commission File No. 001-5111).*

INDEX OF EXHIBITS

Exhibit No.	Description

10.23	Form of Special One-Time Grant Deferred Stock Units Agreement incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 (Commission File No. 001-5111).*

10.24	Form of Special One-Time Grant Restricted Stock Agreement incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 (Commission File No. 001-5111).*

10.25	Omnibus Amendment to Restricted Stock Agreements for Folgers Employees, dated as of November 4, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File No. 001-5111).*

10.26	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007) incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (Commission File 001-5111).*

10.27	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, restated as of May 1, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File 001-5111).*

10.28	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.29	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

10.30	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 001-6699).

10.31	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.32	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc. incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 001-6699).

10.33	Note Purchase Agreement, dated as of August 23, 2000, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 (Commission File 001-5111).

INDEX OF EXHIBITS

Exhibit No.	Description

10.34	First Amendment, dated as of November 30, 2001, to Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 (Commission File 001-5111).

10.35	Second Amendment, dated May 27, 2004, to Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.36	Third Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.37	Fourth Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.38	Fifth Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.39	Sixth Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of August 23, 2000, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File 001-5111).

10.40	Note Purchase Agreement, dated as of May 27, 2004, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.41	First Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.42	Second Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.43	Third Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.44	Fourth Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File 001-5111).

10.45	Note Purchase Agreement, dated as of May 31, 2007, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

INDEX OF EXHIBITS

Exhibit No.	Description

10.46	First Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.47	Second Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.48	Third Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File 001-5111).

10.49	Note Purchase Agreement, dated as of October 23, 2008, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.50	First Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.51	Second Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File 001-5111).

10.52	Note Purchase Agreement, dated as of June 15, 2010, by and among The J. M. Smucker Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed on June 17, 2010 (Commission File 001-5111).

10.53	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of August 23, 2000, as amended incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.54	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of May 27, 2004, as amended incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.55	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of May 31, 2007, as amended incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

INDEX OF EXHIBITS

Exhibit No.	Description

10.56	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of The J. M. Smucker Company under or in respect of the Note Purchase Agreement, dated as of October 23, 2008, as amended incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.57	Amended and Restated Credit Agreement, dated as of January 31, 2011, between The J. M. Smucker Company, Smucker Foods of Canada Corp., the Lenders, the Agent, the Syndication Agent and the Documentation Agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 2, 2011 (Commission File 001-5111).

10.58	Purchase Agreement, dated January 13, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Robin Hood Multifoods Corporation, The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp. incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).

10.59	Letter Agreement, dated January 24, 2005, and Amendment to Purchase Agreement, dated February 18, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Smucker Foods of Canada Co. (formerly known as Robin Hood Multifoods Corporation), The J. M. Smucker Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp. incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).

10.60	Transition Services Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008 incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.61	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and The J. M. Smucker Company, dated November 6, 2008 incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.62	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008 incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

13	Excerpts from 2011 Annual Report to Shareholders. Such Annual Report, except those portions thereof that are expressly incorporated herein by reference, is furnished for the information of the Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certifications of Timothy P. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

INDEX OF EXHIBITS

Exhibit No.	Description

31.2	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* Management contract or compensatory plan or arrangement.

THE J. M. SMUCKER COMPANY
ANNUAL REPORT ON FORM 10-K
INDEX TO FINANCIAL STATEMENTS

Annual
Report to
Shareholders

Data incorporated by reference to the 2011 Annual Report to Shareholders of The J. M. Smucker Company:

Report of Management on Internal Control Over Financial Reporting	33
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	34
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	35
Consolidated Balance Sheets at April 30, 2011 and 2010	38 - 39
For the years ended April 30, 2011, 2010, and 2009:
Statements of Consolidated Income	37
Statements of Consolidated Cash Flows	40
Statements of Consolidated Shareholders’ Equity	41
Notes to Consolidated Financial Statements	42 - 67
Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or the notes thereto.

F-1