Form 10-Q
period 2011-07-31
SMUCKER J M CO
filed 2011-09-08
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company had 113,839,943 common shares outstanding on August 31, 2011.
The Exhibit Index is located at Page No. 33.

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
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	July 31,
	2011	2010
	(Dollars in thousands, except per
	share data)
Net sales	$1,188,883	$1,047,312
Cost of products sold	747,373	629,424
Cost of products sold — restructuring	9,666	9,453
Cost of products sold — merger and integration	760	0

Gross Profit	431,084	408,435
Selling, distribution, and administrative expenses	216,552	203,261
Amortization	20,235	18,497
Other restructuring costs	9,897	18,104
Other merger and integration costs	4,685	2,656
Other operating (income) expense — net	(988)	750

Operating Income	180,703	165,167
Interest income	302	433
Interest expense	(15,422)	(16,539)
Other income — net	1,243	693

Income Before Income Taxes	166,826	149,754
Income taxes	55,303	46,873

Net Income	$111,523	$102,881

Earnings per common share:
Net Income	$0.98	$0.86

Net Income — Assuming Dilution	$0.98	$0.86

Dividends declared per common share	$0.48	$0.40

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2011	April 30, 2011
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,475	$319,845
Trade receivables, less allowances	350,293	344,410
Inventories:
Finished products	753,054	518,243
Raw materials	460,767	345,336

	1,213,821	863,579
Other current assets	73,183	109,165

Total Current Assets	1,739,772	1,636,999
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	87,005	77,074
Buildings and fixtures	369,854	347,950
Machinery and equipment	1,064,316	1,022,670
Construction in progress	103,805	76,778

	1,624,980	1,524,472
Accumulated depreciation	(699,293)	(656,590)

Total Property, Plant, and Equipment	925,687	867,882
OTHER NONCURRENT ASSETS
Goodwill	2,903,713	2,812,746
Other intangible assets, net	3,132,761	2,940,010
Other noncurrent assets	80,090	66,948

Total Other Noncurrent Assets	6,116,564	5,819,704

	$8,782,023	$8,324,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$288,082	$234,916
Accrued trade marketing and merchandising	81,362	62,588
Income taxes payable	38,375	7,706
Revolving credit agreement	306,700	0
Other current liabilities	160,715	177,466

Total Current Liabilities	875,234	482,676
NONCURRENT LIABILITIES
Long-term debt	1,318,489	1,304,039
Deferred income taxes	1,038,319	1,042,823
Other noncurrent liabilities	201,727	202,684

Total Noncurrent Liabilities	2,558,535	2,549,546
SHAREHOLDERS’ EQUITY
Common shares	28,596	28,543
Additional capital	4,406,824	4,396,592
Retained income	922,944	866,933
Amount due from ESOP Trust	(2,572)	(3,334)
Accumulated other comprehensive (loss) income	(7,538)	3,629

Total Shareholders’ Equity	5,348,254	5,292,363

	$8,782,023	$8,324,585

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$111,523	$102,881
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	27,569	29,360
Depreciation — restructuring and merger and integration	10,415	9,453
Amortization	20,235	18,497
Share-based compensation expense	6,032	5,328
Other noncash restructuring charges	909	3,849
Loss on sale of assets — net	725	134
Changes in assets and liabilities, net of effect from business acquired:
Trade receivables	7,512	(66,958)
Inventories	(330,854)	(111,907)
Accounts payable and accrued items	55,380	32,969
Defined benefit pension contributions	(3,691)	(10,544)
Income taxes	30,616	(43,555)
Other — net	5,391	3,255

Net cash used for operating activities	(58,238)	(27,238)

INVESTING ACTIVITIES
Business acquired, net of cash acquired	(362,846)	0
Additions to property, plant, and equipment	(67,632)	(26,946)
Sale and maturity of marketable securities	18,600	0
Purchases of marketable securities	0	(57,037)
Proceeds from disposal of property, plant, and equipment	130	290
Other — net	(18)	40

Net cash used for investing activities	(411,766)	(83,653)

FINANCING ACTIVITIES
Revolving credit agreement — net	306,700	0
Proceeds from long-term debt	0	400,000
Quarterly dividends paid	(50,159)	(47,594)
Purchase of treasury shares	(5,385)	(5,033)
Proceeds from stock option exercises	242	1,325
Other — net	2,534	2,213

Net cash provided by financing activities	253,932	350,911
Effect of exchange rate changes	(1,298)	(817)

Net (decrease) increase in cash and cash equivalents	(217,370)	239,203
Cash and cash equivalents at beginning of period	319,845	283,570

Cash and cash equivalents at end of period	$102,475	$522,773

( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted, except per share data)
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
Operating results for the three-month period ended July 31, 2011, are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. For further information, reference is made to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.
Note B — Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides clarification about the application of existing fair value measurement and disclosure requirements and expands certain other disclosure requirements. This ASU will be effective February 1, 2012, for the Company.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of net income and other comprehensive income to be in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the components that are recognized in net income or other comprehensive income. This ASU will be effective May 1, 2012, for the Company and requires retrospective application. Adoption of this guidance will affect the presentation of certain elements of the Company’s financial statements, but these changes in presentation will not otherwise have an impact on the financial statements.
Note C — Rowland Coffee Acquisition
On May 16, 2011, the Company completed an acquisition of the coffee brands and business operations of Rowland Coffee Roasters, Inc. (“Rowland Coffee”), a privately-held company headquartered in Miami, Florida, for $362.8 million. The acquisition includes a manufacturing, distribution, and office facility in Miami. The Company utilized cash on hand and borrowed $180.0 million under its revolving credit facility. In addition, the Company incurred one-time costs of $2.4 million to date, that were directly related to the merger and integration of Rowland Coffee, which includes approximately $0.8 million in noncash expense items that were reported in cost of products sold, while the remaining charges were reported in other merger and integration costs in the Condensed Statements of Consolidated Income. Total one-time costs related to the acquisition are estimated to be between $25.0 million and $30.0 million, including approximately $15.0 million of noncash charges associated with consolidating coffee production currently in Miami, into the Company’s existing facilities in New Orleans, Louisiana. The Company expects these costs to be incurred over the next two to four years.
Rowland Coffee is a leading producer of espresso coffee in the U.S., generating total net sales in excess of $110.0 million in calendar 2010. The acquisition strengthens and broadens the Company’s leadership in the U.S. retail coffee category by adding the leading Hispanic brands, Café Bustelo® and Café PilonTM, to the Company’s family of brands.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company determined the estimated fair values based on independent appraisals, discounted cash flow analyses, and estimates made by management. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, and as such the excess was allocated to goodwill. The purchase price allocation is preliminary and subject to adjustment following the finalization of the valuation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Current assets	$33,817
Property, plant, and equipment	29,227
Intangible assets	213,500
Goodwill	91,714

Total assets acquired	$368,258

Liabilities assumed:
Current liabilities	$5,412

Total liabilities assumed	$5,412

Net assets acquired	$362,846

Goodwill of $84.9 million and $6.8 million was assigned to the U.S. Retail Coffee and the International, Foodservice, and Natural Foods segments, respectively, all of which is deductible for tax purposes.
The purchase price allocated to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives:
Customer relationships (19-year weighted-average useful life)	$147,800
Trademark (10-year useful life)	1,600
Intangible assets with indefinite lives:
Trademarks	$64,100

Total intangible assets	$213,500

The results of operations of the Rowland Coffee business are included in the Company’s consolidated financial statements from the date of acquisition and include $23.2 million of net sales and $1.7 million of total segment profit included in the U.S. Retail Coffee and International, Foodservice, and Natural Foods segment financial results for the three months ended July 31, 2011. Had the acquisition occurred on May 1, 2010, there would not have been a material impact to consolidated results for the three months ended July 31, 2010.
Note D — Restructuring
During calendar 2010, the Company announced its plan to restructure its coffee, fruit spreads, and Canadian pickle and condiments operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative is a long-term investment to optimize production capacity and lower the overall cost structure. It includes capital investments for a new state-of-the-art food manufacturing facility in Orrville, Ohio, and consolidation of coffee production in New Orleans, Louisiana. The Company’s pickle and condiments production will be transitioned to third-party manufacturers.
The Company expects to incur restructuring costs of approximately $235.0 million, of which $127.2 million has been incurred through July 31, 2011. The balance of the costs is anticipated to be recognized over the next three fiscal years.
Upon completion in 2014, the restructuring plan will result in a reduction of approximately 850 full-time positions and the closing of six of the Company’s facilities — Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario. The Sherman facility closed in April 2011.

The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

			Site Preparation
	Long-Lived	Employee	and Equipment	Production
	Asset Charges	Separation	Relocation	Start-up	Other Costs	Total

Total expected restructuring charge	$118,000	$60,000	$23,500	$23,000	$10,500	$235,000

Balance at May 1, 2010	$0	$1,089	$0	$0	$0	$1,089
Charge to expense	53,569	36,010	6,192	5,194	992	101,957
Cash payments	0	(18,361)	(6,192)	(5,194)	(992)	(30,739)
Noncash utilization	(53,569)	(8,540)	0	0	0	(62,109)

Balance at April 30, 2011	$0	$10,198	$0	$0	$0	$10,198
Charge to expense	9,655	5,785	1,988	1,738	397	19,563
Cash payments	0	(3,505)	(1,988)	(1,738)	(397)	(7,628)
Noncash utilization	(9,655)	(909)	0	0	0	(10,564)

Balance at July 31, 2011	$0	$11,569	$0	$0	$0	$11,569

Remaining expected restructuring charge	$50,906	$17,066	$14,913	$16,052	$8,832	$107,769

Total restructuring charges of $19,563 and $27,557 in the three months ended July 31, 2011 and 2010, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $9,666 and $9,453 were reported in cost of products sold in the three months ended July 31, 2011 and 2010, respectively, while the remaining charges were reported in other restructuring costs. The restructuring costs classified as cost of products sold primarily include long-lived asset charges for accelerated depreciation related to property, plant, and equipment that will be used at the affected production facilities until they are closed or sold.
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
Note E — Share-Based Payments
The Company provides for equity-based incentives to be awarded to key employees and non-employee directors. These incentives are administered primarily through the 2010 Equity and Incentive Compensation Plan, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, and stock options.

The following table summarizes amounts related to share-based payments.

	Three Months Ended
	July 31,
	2011	2010

Share-based compensation expense included in selling, distribution, and administrative expenses	$5,151	$4,340
Share-based compensation expense included in other merger and integration costs	881	988
Share-based compensation expense included in other restructuring costs	43	64

Total share-based compensation expense	$6,075	$5,392

Related income tax benefit	$2,014	$1,688

As of July 31, 2011, total compensation cost related to nonvested share-based awards not yet recognized was approximately $46,541. The weighted-average period over which this amount is expected to be recognized is approximately 3.6 years.
Note F — Common Shares
The following table sets forth common share information.

	July 31, 2011	April 30, 2011

Common shares authorized	150,000,000	150,000,000
Common shares outstanding	114,383,657	114,172,122
Treasury shares	14,221,508	14,432,043

Note G — Reportable Segments
The Company operates in one industry: the manufacturing and marketing of food products. Effective May 1, 2011, the Company’s reportable segments have been modified to align segment financial results with the responsibilities of segment management, consistent with the executive appointments announced in March 2011. As a result, the Company now presents the following three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods. The U.S. Retail Coffee segment primarily represents the domestic sales of Folgers®, Dunkin’ Donuts®, Millstone®, Café Bustelo®, and Café PilonTM branded coffee to retail customers; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Smucker’s®, Crisco®, Jif®, Pillsbury®, Eagle Brand®, Hungry Jack®, and Martha White® branded products; and the International, Foodservice, and Natural Foods segment is comprised of products distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, schools and universities, health care operators), and health and natural foods stores and distributors.
Also effective May 1, 2011, certain specialty brands which were previously included in the U.S. Retail Consumer Foods segment are included in the International, Foodservice, and Natural Foods segment (“product realignments”). Segment performance for 2011 has been reclassified for these product realignments and the organizational changes described above.

The following table sets forth reportable segment information.

	Three Months Ended
	July 31,
	2011	2010

Net sales:
U.S. Retail Coffee	$500,109	$393,570
U.S. Retail Consumer Foods	459,500	448,522
International, Foodservice, and Natural Foods	229,274	205,220

Total net sales	$1,188,883	$1,047,312

Segment profit:
U.S. Retail Coffee	$139,711	$111,882
U.S. Retail Consumer Foods	79,019	93,355
International, Foodservice, and Natural Foods	38,545	35,521

Total segment profit	$257,275	$240,758

Interest income	302	433
Interest expense	(15,422)	(16,539)
Share-based compensation expense	(5,151)	(4,340)
Cost of products sold — restructuring	(9,666)	(9,453)
Cost of products sold — merger and integration	(760)	0
Other restructuring costs	(9,897)	(18,104)
Other merger and integration costs	(4,685)	(2,656)
Corporate administrative expenses	(46,413)	(41,038)
Other income — net	1,243	693

Income before income taxes	$166,826	$149,754

Note H — Debt and Financing Arrangements
Long-term debt consists of the following:

	July 31, 2011	April 30, 2011

4.78% Senior Notes due June 1, 2014	$100,000	$100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	394,489	380,039
5.55% Senior Notes due April 1, 2022	400,000	400,000
4.50% Senior Notes due June 1, 2025	400,000	400,000

Total long-term debt	$1,318,489	$1,304,039

In 2011, the Company entered into an interest rate swap on the 6.63 percent Senior Notes due November 1, 2018. The notional amount was $376.0 million, converting the Senior Notes from a fixed to a variable-rate basis until maturity. The interest rate swap was designated as a fair value hedge of the underlying debt obligation. The fair value adjustment of the interest rate swap at July 31, 2011 and April 30, 2011, was $18.5 million and $4.0 million, respectively, and was recorded as an increase in the long-term debt balance.
Subsequent to July 31, 2011, the Company terminated its interest rate swap agreement prior to maturity. As a result of the early termination, the Company received $27.0 million in cash, which included $2.8 million of interest receivable, and will realize a $24.2 million reduction of future interest expense through November 1, 2018. For additional information, see Note M — Derivative Financial Instruments.
All of the Company’s Senior Notes are unsecured and interest is paid semiannually. Scheduled payments are required on the 5.55 percent Senior Notes, the first of which is $50.0 million on April 1, 2013, and on the 4.50 percent Senior Notes, the first of which is $100.0 million on June 1, 2020.

On July 29, 2011, the Company entered into a second amended and restated credit agreement with a group of ten banks. The credit facility, which amends and restates in its entirety the $600.0 million credit agreement dated as of January 31, 2011, provides for an unsecured revolving credit line of $1.0 billion and matures July 29, 2016. The Company’s borrowings under the credit facility will bear interest based on prevailing U.S. Prime Rate, Canadian Base Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, as determined by the Company. Interest is payable either on a quarterly basis or at the end of the borrowing term. At July 31, 2011, the Company had an outstanding balance of $306.7 million under the revolving credit facility at a weighted average interest rate of 1.52 percent. Subsequent to July 31, 2011, the Company borrowed additional funds, bringing the total outstanding balance under the revolving credit facility to $480.0 million at August 31, 2011, at a weighted average interest rate of 1.42 percent.
The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. The Company is in compliance with all covenants.
Note I — Earnings per Share
The following tables set forth the computation of net income per common share and net income per common share — assuming dilution.

	Three Months Ended July 31,
	2011	2010

Computation of net income per share:
Net income	$111,523	$102,881
Net income allocated to participating securities	1,127	987

Net income allocated to common shareholders	$110,396	$101,894

Weighted-average common shares outstanding	113,122,789	118,156,815

Net income per common share	$0.98	$0.86

	Three Months Ended July 31,
	2011	2010

Computation of net income per share — assuming dilution:
Net income	$111,523	$102,881
Net income allocated to participating securities	1,127	986

Net income allocated to common shareholders	$110,396	$101,895

Weighted-average common shares outstanding	113,122,789	118,156,815
Dilutive effect of stock options	57,637	139,564

Weighted-average common shares outstanding — assuming dilution	113,180,426	118,296,379

Net income per common share — assuming dilution	$0.98	$0.86

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended July 31,
	2011	2010

Weighted-average common shares outstanding	113,122,789	118,156,815
Weighted-average participating shares outstanding	1,154,758	1,144,111

Total weighted-average shares outstanding	114,277,547	119,300,926
Dilutive effect of stock options	57,637	139,564

Total weighted-average shares outstanding — assuming dilution	114,335,184	119,440,490

Note J — Pensions and Other Postretirement Benefits
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2011	2010	2011	2010

Service cost	$2,062	$1,858	$525	$405
Interest cost	6,523	6,346	780	690
Expected return on plan assets	(6,885)	(6,657)	0	0
Recognized net actuarial loss (gain)	2,201	1,727	(25)	(134)
Termination benefit cost	0	7,462	0	2,413
Curtailment	0	3,910	0	0
Other	300	288	(100)	(122)

Net periodic benefit cost	$4,201	$14,934	$1,180	$3,252

Upon completion of the restructuring plan discussed in Note D — Restructuring, approximately 850 full-time positions will be reduced. The Company has included the estimated impact of the planned reductions in measuring the net periodic benefit cost of the defined benefit pension and other postretirement benefit plans for the three months ended July 31, 2011 and 2010. Included above are charges recognized during the three months ended July 31, 2010, for termination benefits and curtailment as a result of the restructuring plan.
Note K — Comprehensive Income
The following table summarizes the components of comprehensive income.

	Three Months Ended July 31,
	2011	2010

Net income	$111,523	$102,881
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,321)	(3,608)
Unrealized loss on available-for-sale securities	(206)	(1,397)
Unrealized (loss) gain on cash flow hedging derivatives, net	(12,122)	8,968
Unrealized loss on pension and other postretirement liabilities	0	(300)
Income tax benefit (expense)	4,482	(2,863)

Comprehensive income	$100,356	$103,681

Note L — Contingencies
The Company, like other food manufacturers, is from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. The Company is a defendant in a variety of legal proceedings. The Company cannot predict with certainty the ultimate results of these proceedings or reasonably determine a range of potential loss. The Company’s policy is to accrue costs for contingent liabilities when such liabilities are probable and amounts can be reasonably estimated. Based on the information known to date, the Company does not believe the final outcome of these proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Note M — Derivative Financial Instruments
The Company is exposed to market risks, such as changes in commodity prices, foreign currency exchange rates, and interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions. By policy, the Company historically has not entered into derivative financial instruments for trading purposes or for speculation.

Commodity Price Management. The Company enters into commodity futures and options contracts to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of green coffee, edible oils, flour, milk, corn, and corn sweetener. The Company also enters into commodity futures and options contracts to manage price risk for energy input costs, including natural gas and diesel fuel. The derivative instruments generally have maturities of less than one year.
Certain of the derivative instruments associated with the Company’s U.S. Retail Consumer Foods and U.S. Retail Coffee segments meet the hedge criteria and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of accumulated other comprehensive (loss) income to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. Cash flows related to qualifying hedges are classified consistently with the cash flows from the hedged item in the Condensed Statements of Consolidated Cash Flows. In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is measured and assessed at inception and on a monthly basis. The mark-to-market gains or losses on nonqualifying and ineffective portions of commodity hedges are recognized in cost of products sold immediately.
Foreign Currency Exchange Rate Hedging. The Company utilizes foreign currency forwards and options contracts to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials, finished goods, and fixed assets. The contracts generally have maturities of less than one year. At the inception of the contract, the derivative is evaluated and documented for hedge accounting treatment. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive (loss) income. These gains or losses are reclassified to earnings in the period the contract is executed. The ineffective portion of these contracts is immediately recognized in earnings.
Interest Rate Hedging. The Company utilizes derivative instruments to manage changes in the fair value of its debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. The Company’s interest rate swap met the criteria to be designated as a fair value hedge. The Company receives a fixed rate and pays variable rates, hedging the underlying debt and the associated changes in the fair value of the debt. The interest rate swap is recognized at fair value in the Condensed Consolidated Balance Sheets, and changes in the fair value are recognized in interest expense. Gains and losses recognized in interest expense on the instrument have no net impact to earnings as the change in the fair value of the derivative is equal to the change in fair value of the underlying debt.
Subsequent to July 31, 2011, the Company terminated its interest rate swap agreement prior to maturity. For additional information, see Note H — Debt and Financing Arrangements.

The following table sets forth the fair value of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2011			April 30, 2011
	Other	Other	Other	Other	Other	Other
	Current	Noncurrent	Current	Current	Current	Noncurrent
	Assets	Assets	Liabilities	Assets	Liabilities	Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$914	$0	$598	$3,408	$0	$0
Interest rate contract	7,919	10,569	0	5,423	0	1,384

Total derivatives designated as hedging instruments	$8,833	$10,569	$598	$8,831	$0	$1,384

Derivatives not designated as hedging instruments:
Commodity contracts	$13,092	$0	$4,181	$9,887	$5,432	$0
Foreign currency exchange contracts	186	29	1,963	317	3,204	0

Total derivatives not designated as hedging instruments	$13,278	$29	$6,144	$10,204	$8,636	$0

Total derivatives instruments	$22,111	$10,598	$6,742	$19,035	$8,636	$1,384

The Company has elected to not offset fair value amounts recognized for commodity derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $4,077 and $12,292 at July 31, 2011 and April 30, 2011, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.
The following table presents information on gains and losses recognized on derivatives designated as cash flow hedges, all of which hedge commodity price risk.

	Three Months Ended July 31,
	2011	2010

(Losses) gains recognized in other comprehensive (loss) income (effective portion)	$(6,014)	$8,931
Gains (losses) reclassified from accumulated other comprehensive (loss) income to cost of products sold (effective portion)	6,108	(37)

Change in accumulated other comprehensive (loss) income	$(12,122)	$8,968

(Losses) gains recognized in cost of products sold (ineffective portion)	$(121)	$171

Included as a component of accumulated other comprehensive (loss) income at July 31, 2011 and April 30, 2011, were deferred pre-tax losses of $2,692 and deferred pre-tax gains of $9,430, respectively. The related tax impact recognized in accumulated other comprehensive (loss) income was $979 and $3,430 at July 31, 2011 and April 30, 2011, respectively. The entire amount of the deferred loss included in accumulated other comprehensive loss at July 31, 2011, is expected to be recognized in earnings within one year as the related commodity is sold.
The following table presents the net realized and unrealized gains recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended
	July 31,
	2011	2010

Gains on commodity contracts	$13,697	$4,393
Gains on foreign currency exchange contracts	85	477

Gains recognized in cost of products sold (derivatives not designated as hedging instruments)	$13,782	$4,870

The following table presents the gross contract notional value of outstanding derivative contracts.

	July 31, 2011	April 30, 2011

Commodity contracts	$965,726	$869,107
Foreign currency exchange contracts	100,602	73,158
Interest rate contract	376,000	376,000

Note N — Other Financial Instruments and Fair Value Measurements
Financial instruments, other than derivatives, that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade receivables. Under the Company’s investment policy, it may invest in securities deemed to be investment grade at the time of purchase. The Company determines the appropriate categorization of debt securities at the time of purchase and reevaluates such designation at each balance sheet date.
The fair value of the Company’s financial instruments, other than its long-term debt, approximates their carrying amounts. The following table provides information on the carrying amount and fair value of the Company’s financial instruments.

	July 31, 2011		April 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Marketable securities	$0	$0	$18,600	$18,600
Other investments	41,779	41,779	41,560	41,560
Derivatives financial instruments, net	25,967	25,967	9,015	9,015
Long-term debt	1,318,489	1,661,566	1,304,039	1,648,614

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
The following table summarizes the fair values and the levels within the fair value hierarchy in which the fair value measurements fall for the Company’s financial assets (liabilities) measured at fair value on a recurring basis.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Fair Value at	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	July 31, 2011	April 30, 2011

Marketable securities: (A)	$0	$0	$0	$0	$18,600
Other investments: (B)
Equity mutual funds	13,861	0	0	13,861	14,011
Municipal obligations	0	20,473	0	20,473	20,042
Other investments	402	7,043	0	7,445	7,507
Derivatives: (C)
Commodity contracts, net	9,227	0	0	9,227	7,863
Foreign currency exchange contracts, net	(1,748)	0	0	(1,748)	(2,887)
Interest rate contract, net	0	18,488	0	18,488	4,039

Total financial assets measured at fair value	$21,742	$46,004	$0	$67,746	$69,175

(A)	The Company’s marketable securities consisted entirely of commercial paper. One security of $10.0 million was sold and one security of $8.6 million matured in the three months ended July 31, 2011. They were broker-priced and valued by a third party using an evaluated pricing methodology. An evaluated pricing methodology is a valuation technique which uses inputs that are derived principally from or corroborated by observable market data.

(B)	The Company’s other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets and municipal obligations valued by a third party using an evaluated pricing methodology. As of July 31, 2011, the Company’s municipal obligations are scheduled to mature as follows: $1,463 in 2012, $3,392 in 2013, $741 in 2014, $2,764 in 2015, and $12,113 in 2016 and beyond.

(C)	The Company’s commodity contract and foreign currency exchange contract derivatives are valued using quoted market prices. The Company’s interest rate contract derivative is valued using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single discounted present value. Level 2 inputs for the interest rate contract are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. For additional information, see Note M — Derivative Financial Instruments.
Note O — Income Taxes
Income tax expense increased $8.4 million in the three months ended July 31, 2011, resulting in an increase in the effective tax rate to 33.2 percent, compared to 31.3 percent in the first quarter of 2011. The effective tax rate in the three months ended July 31, 2010, benefited from a favorable federal income tax determination related to a prior year, a higher domestic manufacturing deduction, and lower state income tax expense relative to the three months ended July 31, 2011.
During the three months ended July 31, 2011, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction partially offset by state income taxes.
Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $1.1 million, primarily as a result of expiring statute of limitations periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2011 and 2010. Results for the quarter ended July 31, 2011, include the operations of Rowland Coffee Roasters, Inc. (“Rowland Coffee”) since the completion of the acquisition on May 16, 2011.
The Company is the owner of all trademarks, except Pillsbury®, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company LLC, used under license; Carnation® is a trademark of Société des Produits Nestlé S.A., used under license; Dunkin’ Donuts® is a registered trademark of DD IP Holder LLC, used under license; Borden® and Elsie are trademarks used under license; and K-Cup® and K-Cups® are trademarks of Keurig, Incorporated.
Dunkin’ Donuts® brand is licensed to the Company for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts® coffee or other products for sale in Dunkin’ Donuts® restaurants.
Results of Operations

	Three Months Ended July 31,
	2011	2010
	(Dollars in millions, except per share data)
Net sales	$1,188.9	$1,047.3

Gross profit	$431.1	$408.4
% of net sales	36.3%	39.0%

Operating income	$180.7	$165.2
% of net sales	15.2%	15.8%

Net income:
Net income	$111.5	$102.9

Net income per common share — assuming dilution	$0.98	$0.86

Gross profit excluding special project costs (1)	$441.5	$417.9
% of net sales	37.1%	39.9%

Operating income excluding special project costs (1)	$205.7	$195.4
% of net sales	17.3%	18.7%

Income excluding special project costs: (1)
Income	$128.2	$123.6
Income per common share — assuming dilution	$1.12	$1.04

(1)	Refer to “Non-GAAP Measures” located on page 23 for a reconciliation to the comparable GAAP financial measure.
Net sales in the first quarter of 2012 increased 14 percent, compared to the first quarter of 2011, as the impact of price increases and the contribution of the Rowland Coffee brands more than offset a three percent decline in volume. Operating income increased approximately nine percent in the first quarter of 2012, compared to the first quarter of 2011, as the increase in net sales more than offset higher raw material costs. Excluding restructuring and merger and integration costs (“special project costs”), operating income increased five percent, but declined as a percent of net sales from 18.7 percent in the first quarter of 2011, to 17.3 percent in the first quarter of 2012. Income for the first quarter of 2012 was impacted by a higher effective tax rate of 33.2 percent, compared to 31.3 percent in the first quarter of 2011. The Company’s net income per diluted share was $0.98 and $0.86 for the first quarters of 2012 and 2011, respectively, an increase of 14 percent. The Company’s non-GAAP income per diluted share was $1.12 and $1.04 for the first quarters of 2012 and 2011, respectively, an increase of eight percent. The first quarter of 2012 benefited from a decrease in weighted-average common shares outstanding, as a result of the Company’s share repurchase activity during the second half of fiscal 2011.
Net Sales

	Three Months Ended July 31,
			Increase
	2011	2010	(Decrease)%
	(Dollars in millions)
Net sales	$1,188.9	$1,047.3	$141.6	14%
Adjust for certain noncomparable items:
Acquisition	(23.2)	0	(23.2)	(2%)
Foreign currency exchange	(7.2)	0	(7.2)	(1%)

Net sales, excluding acquisition and foreign currency exchange	$1,158.5	$1,047.3	$111.2	11%

     Amounts may not add due to rounding.
Net sales in the first quarter of 2012 increased $141.6 million, or 14 percent, compared to the first quarter of 2011. Net price realization across many of the Company’s brands contributed 13 percent to net sales. The Rowland Coffee brands acquired during the quarter contributed approximately two percent to net sales for the first quarter of 2012, and combined with the favorable impact of foreign exchange rates, offset a three percent decline in volume, compared to the first quarter of 2011. Volume gains were realized in Pillsbury® baking mixes and natural foods beverages, but were more than offset by volume declines in Folgers® coffee, Jif® peanut butter, and Crisco® shortening and oils. The overall impact of sales mix was favorable.
Operating Income
The following table presents components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2011	2010

Gross profit	36.3%	39.0%
Selling, distribution, and administrative expenses:
Marketing	5.8%	6.6%
Selling	3.4%	3.4%
Distribution	3.2%	3.5%
General and administrative	5.8%	5.9%

Total selling, distribution, and administrative expenses	18.2%	19.4%

Amortization	1.7%	1.8%
Restructuring and merger and integration costs	1.2%	2.0%
Other operating (income) expense — net	(0.1%)	0.1%

Operating income	15.2%	15.8%

     Amounts may not add due to rounding.
Gross profit increased $22.6 million, or six percent, in the first quarter of 2012, compared to 2011, as the increase in net sales more than offset overall higher raw material costs. Excluding special project costs, gross profit increased $23.6 million, or six percent. Price increases taken over the past year, predominantly in the coffee category, to offset higher commodity costs contributed to incremental gross profit, but margin contracted. Gross margin declined from 39.9 percent in the first quarter of 2011, to 37.1 percent in the first quarter of 2012, excluding special project costs. Significantly higher costs were realized for green coffee in the first quarter of 2012, compared to 2011. The Company expects that it will continue to recognize significantly higher green coffee costs in 2012, compared to 2011, most notably in its second quarter. Costs were also higher for flour, soybean oil, and other raw materials in the first quarter of 2012, compared to 2011. While the net unfavorable impact of a $3.2 million change in unrealized mark-to-market adjustments on derivative contracts in the first quarter of 2012, compared to 2011, was not significant to the overall Company, the impact by segment varied.
Selling, distribution, and administrative (“SD&A”) expenses in the first quarter of 2012 increased seven percent, compared to the first quarter of 2011, but decreased as a percentage of net sales from 19.4 percent to 18.2 percent, reflecting the impact of pricing on net sales. Marketing expenses decreased one percent in the first quarter of 2012, compared to the first quarter of 2011. A transfer of marketing funds to trade promotions in the U.S. Retail Consumer Foods segment more than offset increased marketing expenses in the Company’s two other segments. Over the same period, selling and general and administrative expenses both increased 13 percent while distribution expenses increased four percent. The selling increase in the first quarter of 2012, compared to 2011, was driven by the costs associated with the transition of certain retail customers from a broker to a direct sales force and also by the Rowland Coffee acquisition. The addition of the Rowland Coffee business during the quarter represented slightly more than one-third of the overall increase in SD&A expenses. Higher amortization expense was recognized in the first quarter of 2012, compared to 2011, primarily related to the intangible assets associated with the Rowland Coffee acquisition.
Operating income increased $15.5 million, or nine percent, in the first quarter of 2012, compared to 2011, and included a decrease of $5.2 million in special project costs. Excluding the impact of special project costs in both periods, operating income increased $10.3 million, or five percent, and declined from 18.7 percent of net sales in 2011, to 17.3 percent in 2012.
Other
Interest expense decreased $1.1 million in the first quarter of 2012, compared to 2011, as the benefit of the interest rate swap more than offset the costs of higher debt outstanding. During the first quarter of 2012, the Company borrowed $306.7 million under its revolving credit agreement for general corporate purposes, including the partial funding of the Rowland Coffee acquisition. The total amount borrowed during the first quarter of 2012 was outstanding at July 31, 2011.
Income taxes increased $8.4 million in the first quarter of 2012, resulting in an increase in the effective tax rate to 33.2 percent, compared to 31.3 percent in the first quarter of 2011. The effective tax rate in the first quarter of 2011 benefited from a favorable federal income tax determination related to a prior year, a higher domestic manufacturing deduction, and lower state income tax expense, compared to the first quarter of 2012.
Restructuring
In calendar 2010, the Company announced its plan to restructure its coffee, fruit spreads, and Canadian pickle and condiments operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative is a long-term investment to optimize production capacity and lower the overall cost structure. It includes estimated capital investments of approximately $220.0 million, to be incurred through 2014, for a new state-of-the-art food manufacturing facility in Orrville, Ohio, and consolidation of coffee production in New Orleans, Louisiana. The Company’s pickle and condiments production will be transitioned to third-party manufacturers.
Upon completion in 2014, the restructuring plan will result in the closing of six of the Company’s facilities — Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario; and the reduction of approximately 850 full-time positions. The Sherman facility closed in April 2011.

The Company expects to incur restructuring costs of approximately $235.0 million, of which $127.2 million has been incurred through July 31, 2011 including $19.6 million in the first quarter of 2012 and $27.6 million in the first quarter of 2011. The restructuring is proceeding as planned and the balance of the costs is anticipated to be recognized over the next three fiscal years as the facilities are closed.
Rowland Coffee
On May 16, 2011, the Company acquired the coffee brands and business operations of Rowland Coffee, a privately-held company headquartered in Miami, Florida, for $362.8 million in cash. The Company completed the transaction with cash on hand and borrowings of $180.0 million under its credit facility.
Rowland Coffee’s products are primarily sold under the leading Hispanic Café Bustelo® and Café PilonTM brands with distribution in retail and foodservice channels concentrated in southern Florida and the northeastern U.S. It is a leading producer of espresso coffee in the U.S., generating total net sales in excess of $110.0 million in calendar 2010. The acquisition includes a manufacturing, distribution, and office facility in Miami. Manufacturing operations are expected to be consolidated into the Company’s existing coffee facilities in New Orleans, Louisiana, over the next two to four years. The total one-time costs of the acquisition are estimated to be between $25.0 million and $30.0 million, including approximately $15.0 million of noncash charges associated with the closing of the Miami facilities.
Segment Results
Effective May 1, 2011, the Company’s reportable segments have been modified to align segment financial results with the responsibilities of segment management, consistent with the executive appointments announced in March 2011. As a result, the Company now presents the following three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods.
Also effective May 1, 2011, certain specialty brands which were previously included in the U.S. Retail Consumer Foods segment are included in the International, Foodservice, and Natural Foods segment (“product realignments”). As a result, segment performance for 2011 has been reclassified for the organizational changes and product realignments.

	Three Months Ended July 31,
			%
			Increase
	2011	2010	(Decrease)
	(Dollars in millions)
Net sales:
U.S. Retail Coffee	$500.1	$393.6	27%
U.S. Retail Consumer Foods	459.5	448.5	2%
International, Foodservice, and Natural Foods	229.3	205.2	12%

Segment profit:
U.S. Retail Coffee	$139.7	$111.9	25%
U.S. Retail Consumer Foods	79.0	93.4	(15%)
International, Foodservice, and Natural Foods	38.5	35.5	9%

Segment profit margin:
U.S. Retail Coffee	27.9%	28.4%
U.S. Retail Consumer Foods	17.2%	20.8%
International, Foodservice, and Natural Foods	16.8%	17.3%

U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased 27 percent in the first quarter of 2012, compared to the first quarter of 2011, primarily reflecting price increases taken over the last 12 months. The first quarter of 2012 represented the first period where the full effect of four price increases taken since May 2010 was seen, resulting in overall segment volume decreasing eight percent, excluding the Rowland Coffee business, compared to a strong first quarter of 2011. Volume declines for the Folgers® brand were in line with the overall segment while Dunkin’ Donuts® packaged coffee experienced a low double-digit percent decline. The acquisition of Rowland Coffee early in the quarter contributed approximately $20.1 million to segment net sales, representing five percentage points of the segment net sales increase. Contributing to favorable sales mix, the continued rollout of Folgers Gourmet Selections® and Millstone® K-Cups®, launched in the second quarter of 2011, added an additional six percentage points of the net sales increase, while contributing only one percentage point to volume.
The U.S. Retail Coffee segment profit increased $27.8 million, or 25 percent, in the first quarter of 2012, compared to the first quarter of 2011, primarily due to the impact of previous price increases that more than offset higher green coffee costs recognized during the quarter. The benefit of $6.0 million of additional unrealized mark-to-market adjustments on commodity contracts in the first quarter of 2012, compared to 2011, further lessened the impact of higher recognized costs.
A portion of the segment profit increase during the first quarter of 2012 is timing related, as the benefit of price realization in the quarter preceded higher green coffee costs that are anticipated to be recognized in future quarters. Although the Company expects to recognize sequentially higher green coffee costs, primarily impacting its second quarter, the Company announced a six percent price decline on the majority of its coffee products subsequent to the end of the quarter. The price decline was taken in response to moderation in green coffee markets in the first half of August 2011 and in advance of its key Fall Bake and Holiday promotional period.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales increased two percent and volume decreased three percent in the first quarter of 2012, compared to 2011. Jif® peanut butter net sales and volume declined three percent and four percent, respectively, in the first quarter of 2012, compared to 2011, primarily due to temporary item rationalizations and a reduction of promotional activity in order to proactively manage peanut availability. The actions taken by the Company related to peanut butter facilitated the build of inventories to levels that are expected to be adequate to support the conclusion of the Back to School period as well as the Fall Bake and Holiday season. The upcoming U.S. peanut crop is again being impacted by poor weather conditions. While the Company expects it will be able to obtain an adequate supply of peanuts, its costs will increase significantly. In September 2011, the Company announced a price increase of approximately 30 percent on its peanut butter products. The price increase will be effective in November 2011. Net sales of Smucker’s® fruit spreads increased one percent and volume was flat during the same period as the reduction in peanut butter promotional activity limited fruit spread growth. Driven primarily by Pillsbury® mixes, net sales of baking products increased 14 percent over the same period, as the impact of price increases and sales mix more than offset flat volume in the overall baking category. Crisco® shortening and oils net sales increased four percent as a result of price increases, as volume declined six percent in the first quarter of 2012, compared to 2011, a large portion of which was in the shortening category. Canned milk net sales declined four percent and volume declined ten percent during the current quarter.
The U.S. Retail Consumer Foods segment profit decreased 15 percent in the first quarter of 2012, compared to the first quarter of 2011. Higher raw material costs were recognized in the quarter, most significantly for flour, oils, and milk. While price increases were taken in most of these categories, they did not fully offset the higher recognized costs, most notably in milk. The net unfavorable impact of a $5.8 million change in unrealized mark-to-market adjustments on commodity contracts in the first quarter of 2012, compared to the first quarter of 2011, also contributed to the segment profit decline. Segment profit margin was 17.2 percent in the first quarter of 2012, compared to 20.8 percent in 2011.

International, Foodservice, and Natural Foods
Net sales in the International, Foodservice, and Natural Foods segment increased 12 percent in the first quarter of 2012, compared to 2011. Excluding the $3.1 million net sales contribution of Rowland Coffee and the impact of foreign exchange, segment net sales increased seven percent over the same period. Price increases and favorable mix more than offset a one percent decline in volume. Volume gains in Santa Cruz Organic® beverages and Bick’s® pickles were offset by declines in flour.
Segment profit increased nine percent in the first quarter of 2012, compared to 2011. Price increases more than offset higher realized raw material costs and the unfavorable impact of unrealized mark-to-market adjustments on commodity contracts in the first quarter of 2012, compared to 2011, but did not result in profit margin expansion. Supply chain improvements related to Smucker’s® Uncrustables® sandwich production also contributed to the segment profit improvement. Segment profit margin was 16.8 percent compared to 17.3 percent in the first quarter of 2012 and 2011, respectively.
Financial Condition — Liquidity and Capital Resources
Liquidity

	Three Months Ended July 31,
(Dollars in millions)	2011	2010

Net cash used for operating activities	$(58.2)	$(27.2)
Net cash used for investing activities	(411.8)	(83.7)
Net cash provided by financing activities	253.9	350.9

Net cash used for operating activities	$(58.2)	$(27.2)
Additions to property, plant, and equipment	(67.6)	(26.9)

Free cash flow	$(125.9)	$(54.2)

     Amounts may not add due to rounding.
On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facility. Total cash and cash equivalents at July 31, 2011, were $102.5 million compared to $319.8 million at April 30, 2011.
The Company typically expects a significant use of cash during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period and the additional increase of coffee inventory in advance of the Atlantic hurricane season. As of July 31, 2011, inventory levels also include an additional buildup in preparation for the coffee production consolidation that is scheduled for later in fiscal 2012 under the Company’s restructuring plan. In addition, the impact of commodity cost increases on overall higher inventory levels caused a significant increase in working capital requirements during the first three months of 2012, compared to the first three months of 2011. The Company typically expects cash provided by operations in the second half of the fiscal year to exceed the first half of the year, upon completion of the Company’s key promotional periods.
Cash used for operating activities in the first three months of 2012 was $58.2 million compared to $27.2 million in 2011. As is typical in the first half of each fiscal year, the cash generated from earnings was offset by working capital requirements, which were primarily the result of increases in commodity costs on higher inventory levels, offset to some degree by the timing of income tax payments and the collection of trade receivable balances. As the Easter holiday occurred later in 2011, more of the collection cycle was in the first quarter of 2012, compared to the first quarter of 2011.

Cash used for investing activities was $411.8 million in the first three months of 2012, compared to $83.7 million in the same period of 2011. The increase in cash used for investing activities in 2012, compared to 2011, was primarily related to the use of $362.8 million for the Rowland Coffee acquisition. Cash used for capital expenditures was $67.6 million in the first quarter of 2012, compared to $26.9 million in 2011. The increase in capital expenditures in the first quarter of 2012, compared to 2011, is related to expenditures associated with the Company’s restructuring project. The Company expects total capital expenditures of approximately $250.0 million to $275.0 million in 2012. Cash provided by a sale and a maturity of marketable securities in the first quarter of 2012 was $18.6 million compared to cash used for purchases of marketable securities of $57.0 million in the first quarter of 2011.
Cash provided by financing activities during the first three months of 2012 was approximately $253.9 million, consisting primarily of borrowing from the Company’s revolving credit facility of $306.7 million offset by quarterly dividend payments of $50.2 million. During the first three months of 2011, total cash of $350.9 million was provided by financing activities consisting primarily of the issuance of $400.0 million in Senior Notes offset by $47.6 million in quarterly dividend payments. The increased dividend payments in 2012, compared to 2011, resulted from an increase in the quarterly dividend rate from $0.40 per common share paid in the first quarter of 2011 to $0.44 per common share paid in the first quarter of 2012, offset slightly by approximately four percent fewer shares outstanding.
Capital Resources
The following table presents the Company’s capital structure:

	July 31, 2011	April 30, 2011
	(Dollars in millions)
Revolving credit agreement — net	$306.7	$0
Long-term debt	1,318.5	1,304.0

Total debt	$1,625.2	$1,304.0
Shareholders’ equity	5,348.3	5,292.4

Total capital	$6,973.5	$6,596.4

     Amounts may not add due to rounding.
On July 29, 2011, the Company entered into a second amended and restated credit agreement with a group of ten banks. The credit facility, which amends and restates in its entirety the $600.0 million credit agreement dated as of January 31, 2011, provides for an unsecured revolving credit line of $1.0 billion and matures July 29, 2016. At July 31, 2011, the Company had an outstanding balance of $306.7 million under the revolving credit facility at a weighted average interest rate of 1.52 percent. Subsequent to July 31, 2011, the Company borrowed additional funds, bringing the total outstanding balance under the revolving credit facility to $480.0 million at August 31, 2011, at a weighted average interest rate of 1.42 percent.
Subsequent to July 31, 2011, the Company repurchased 540,900 common shares for approximately $38.9 million under the Company’s March 2011 Rule 10b5-1 trading plan, completing the purchase of shares included under the plan. All shares were repurchased by August 31, 2011.
Absent any material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under credit facilities, will be sufficient to meet cash requirements for the next twelve months, including capital expenditures, the payment of quarterly dividends, and principal and interest on debt outstanding.

Non-GAAP Measures
The Company uses non-GAAP measures including net sales excluding acquisitions and foreign exchange rate impact; gross profit, operating income, income, and income per diluted share, excluding special project costs; and free cash flow as key measures for purposes of evaluating performance internally. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP measures supplements other metrics used by management to internally evaluate its businesses and facilitate the comparison of past and present operations. These non-GAAP measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure.

	Three Months Ended July 31,
	2011	2010
	(Dollars in millions, except per share data)
Reconciliation to gross profit:
Gross Profit	$431.1	$408.4
Cost of products sold — restructuring	9.7	9.5
Cost of products sold — merger and integration	0.8	—

Gross profit excluding special project costs	$441.5	$417.9

Reconciliation to operating income:
Operating income	$180.7	$165.2
Cost of products sold — restructuring	9.7	9.5
Cost of products sold — merger and integration	0.8	—
Other restructuring costs	9.9	18.1
Other merger and integration costs	4.7	2.7

Operating income excluding special project costs	$205.7	$195.4

Reconciliation to net income:
Income before income taxes	$166.8	$149.8
Cost of products sold — restructuring	9.7	9.5
Cost of products sold — merger and integration	0.8	—
Other restructuring costs	9.9	18.1
Other merger and integration costs	4.7	2.7

Income before income taxes, excluding special project costs	191.8	180.0
Income taxes, as adjusted	63.6	56.3

Income excluding special project costs	$128.2	$123.6
Weighted-average shares — assuming dilution	114,335,184	119,440,490
Income per common share excluding special project costs — assuming dilution	$1.12	$1.04

     Amounts may not add due to rounding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at July 31, 2011, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated due to fixed-rate maturities. In an effort to achieve a mix of variable versus fixed-rate debt under favorable market conditions at the time, the Company entered into an interest rate swap in 2011 on a portion of fixed-rate Senior Notes. The Company receives a fixed rate and pays variable rates based on the London Interbank Offer Rate. The interest rate swap is designated as a fair value hedge and is used to hedge against the changes in fair value of the debt. The instrument is recognized at fair value in the Consolidated Balance Sheets at July 31, 2011 and April 30, 2011, and changes in fair value are recognized in interest expense. The change in fair value of the interest rate swap is offset by the change in fair value of the long-term debt.
Subsequent to July 31, 2011, the Company terminated its interest rate swap agreement prior to maturity. As a result of the early termination, the Company received $27.0 million in cash, which included $2.8 million of interest receivable, and will realize a $24.2 million reduction of future interest expense through November 1, 2018, the maturity date of the underlying debt.
Based on the Company’s overall interest rate exposure as of and during the three-month period ended July 31, 2011, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. In measuring interest rate risk by the amount of net change in fair value of the Company’s liabilities, a hypothetical one percent decrease in interest rates at July 31, 2011, would increase the fair value of the Company’s long-term debt by approximately $53.5 million.
Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2011, are not expected to result in a significant impact on future earnings or cash flows.
The Company utilizes foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of other comprehensive (loss) income. These gains or losses are reclassified to earnings in the period the contract is executed. Based on the Company’s hedged foreign currency positions as of July 31, 2011, a hypothetical 10 percent change in exchange rates would result in a loss of fair value of approximately $5.2 million.

Revenues from customers outside the U.S. represented approximately nine percent of net sales during the three-month period ended July 31, 2011. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.
Commodity Price Risk. Raw materials and other commodities used by the Company are subject to price volatility caused by supply and demand conditions, political and economic variables, weather, investor speculation, and other unpredictable factors. To manage the volatility related to anticipated commodity purchases, the Company uses futures and options with maturities generally less than one year. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in other comprehensive (loss) income to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately.
The following sensitivity analysis presents the Company’s potential loss of fair value resulting from a hypothetical 10 percent change in market prices.

(Dollars in millions)	July 31, 2011	April 30, 2011

Raw material commodities:
High	$22.9	$24.5
Low	7.2	6.6
Average	14.1	14.7

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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to, the following:
•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, peanuts, and sugar are procured and the related impact on costs;

•	risks associated with derivative and purchasing strategies employed by the Company to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact the Company’s liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement and realize the full benefit of price changes and the competitive response;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the ability of the Company to successfully integrate acquired and merged businesses in a timely and cost effective manner;

•	the successful completion of the Company’s restructuring programs, and the ability to realize anticipated savings and other potential benefits within the time frames currently contemplated;

•	the impact of food safety concerns involving either the Company or its competitors’ products;

•	the impact of accidents and natural disasters, including crop failures and storm damage;

•	the concentration of certain of the Company’s businesses with key customers and suppliers and the ability to manage and maintain key relationships;

•	the loss of significant customers, a substantial reduction in orders from these customers, or the bankruptcy of any such customer;

•	changes in consumer coffee preferences and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of the Company’s capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations or their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•	the other factors described under “Risk Factors” in other reports and statements filed by the Company with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission in connection with evaluating the Company, its business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.
The risk factor described below updates the risk factors disclosed in “Part 1, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.
•	A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect the Company’s consolidated operating results and net worth.

A significant portion of the Company’s assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired and could result in a noncash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of the Company’s common shares, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. At July 31, 2011, the carrying value of goodwill and other intangible assets totaled approximately $6.0 billion, compared to total assets of approximately $8.8 billion and total shareholders’ equity of approximately $5.3 billion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs

May 1, 2011 — May 31, 2011	950	$38.79	0	3,040,900
June 1, 2011 — June 30, 2011	63,985	67.75	0	3,040,900
July 1, 2011 — July 31, 2011	606	38.79	0	3,040,900

Total	65,541	$67.06	0	3,040,900

     Information set forth in the table above represents activity in the Company’s first fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	At July 31, 2011, the Company had 3,040,900 common shares remaining for repurchase under its January 2011 Board of Directors’ authorization.

During August 2011, the Company repurchased 540,900 common shares for approximately $38.9 million under the Company’s March 2011 Rule 10b5-1 trading plan, completing the purchase of shares under the plan. At August 31, 2011, 2,500,000 shares remain available for future repurchase.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 33 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 8, 2011	THE J. M. SMUCKER COMPANY
/s/ Richard K. Smucker
By: RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
No.	Description

3.1	Amended Regulations of The J. M. Smucker Company, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 19, 2011 (Commission File No. 001-5111).

10.1	Second Amended and Restated Credit Agreement, dated as of July 29, 2011, among The J. M. Smucker Company, Smucker Foods of Canada Corp., the Lenders, the Guarantors, and Bank of Montreal, as administrative agent for the Lenders, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 2, 2011 (Commission File No. 001-5111).

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document