Form 10-Q
period 2011-10-31
SMUCKER J M CO
filed 2011-12-09
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The Company had 113,366,950 common shares outstanding on November 30, 2011.

The Exhibit Index is located at Page No. 40.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Net sales	$1,513,905	$1,278,913	$2,702,788	$2,326,225
Cost of products sold	1,002,517	772,171	1,749,890	1,401,595
Cost of products sold — restructuring	11,804	12,072	21,470	21,525
Cost of products sold — merger and integration	915	0	1,675	0

Gross Profit	498,669	494,670	929,753	903,105
Selling, distribution, and administrative expenses	236,602	222,821	453,154	426,082
Amortization	20,559	18,501	40,794	36,998
Other restructuring costs	10,356	8,345	20,253	26,449
Other merger and integration costs	6,871	2,773	11,556	5,429
Loss on sale of business	11,287	0	11,287	0
Other operating expense — net	1,380	2,194	392	2,944

Operating Income	211,614	240,036	392,317	405,203
Interest income	324	572	626	1,005
Interest expense	(19,448)	(18,505)	(34,870)	(35,044)
Other income (expense) — net	711	(376)	1,954	317

Income Before Income Taxes	193,201	221,727	360,027	371,481
Income taxes	65,954	72,001	121,257	118,874

Net Income	$127,247	$149,726	$238,770	$252,607

Earnings per common share:
Net Income	$1.12	$1.25	$2.09	$2.12

Net Income — Assuming Dilution	$1.12	$1.25	$2.09	$2.11

Dividends declared per common share	$0.48	$0.40	$0.96	$0.80

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2011	April 30, 2011
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$496,288	$319,845
Trade receivables, less allowances	462,169	344,410
Inventories:
Finished products	704,537	518,243
Raw materials	439,414	345,336

	1,143,951	863,579
Other current assets	91,299	109,165

Total Current Assets	2,193,707	1,636,999
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	87,492	77,074
Buildings and fixtures	383,144	347,950
Machinery and equipment	1,077,776	1,022,670
Construction in progress	129,348	76,778

	1,677,760	1,524,472
Accumulated depreciation	(729,535)	(656,590)

Total Property, Plant, and Equipment	948,225	867,882
OTHER NONCURRENT ASSETS
Goodwill	2,897,981	2,812,746
Other intangible assets, net	3,099,067	2,940,010
Other noncurrent assets	76,440	66,948

Total Other Noncurrent Assets	6,073,488	5,819,704

	$9,215,420	$8,324,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$260,653	$234,916
Accrued trade marketing and merchandising	97,023	62,588
Other current liabilities	187,245	185,172

Total Current Liabilities	544,921	482,676
NONCURRENT LIABILITIES
Long-term debt	2,071,852	1,304,039
Deferred income taxes	1,031,280	1,042,823
Other noncurrent liabilities	204,018	202,684

Total Noncurrent Liabilities	3,307,150	2,549,546
SHAREHOLDERS’ EQUITY
Common shares	28,463	28,543
Additional capital	4,389,605	4,396,592
Retained income	977,704	866,933
Amount due from ESOP Trust	(2,572)	(3,334)
Accumulated other comprehensive (loss) income	(29,851)	3,629

Total Shareholders’ Equity	5,363,349	5,292,363

	$9,215,420	$8,324,585

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$238,770	$252,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,796	56,646
Depreciation — restructuring and merger and integration	23,127	21,440
Amortization	40,794	36,998
Share-based compensation expense	12,554	12,268
Other noncash restructuring charges	1,769	5,367
Loss on sale of assets - net	2,726	1,027
Loss on sale of business	11,287	0
Changes in assets and liabilities, net of effect from business acquired:
Trade receivables	(106,362)	(177,018)
Inventories	(272,613)	(167,945)
Accounts payable and accrued items	71,133	95,208
Proceeds from settlement of interest rate swaps - net	17,718	0
Defined benefit pension contributions	(4,496)	(12,312)
Accrued and prepaid income taxes	(33,069)	(105,166)
Other — net	800	426

Net cash provided by operating activities	59,934	19,546

INVESTING ACTIVITIES
Business acquired, net of cash acquired	(362,846)	0
Additions to property, plant, and equipment	(135,707)	(62,073)
Proceeds from sale of business	9,268	0
Sale and maturity of marketable securities	18,600	9,000
Purchases of marketable securities	0	(57,037)
Proceeds from disposal of property, plant, and equipment	903	339
Other — net	(2,250)	11

Net cash used for investing activities	(472,032)	(109,760)

FINANCING ACTIVITIES
Repayments of long-term debt	0	(10,000)
Proceeds from long-term debt - net	748,560	400,000
Quarterly dividends paid	(104,825)	(95,333)
Purchase of treasury shares	(44,592)	(5,147)
Proceeds from stock option exercises	518	2,100
Other — net	(5,101)	2,476

Net cash provided by financing activities	594,560	294,096
Effect of exchange rate changes	(6,019)	11

Net increase in cash and cash equivalents	176,443	203,893
Cash and cash equivalents at beginning of period	319,845	283,570

Cash and cash equivalents at end of period	$496,288	$487,463

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

Operating results for the six-month period ended October 31, 2011, are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. For further information, reference is made to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011, as updated by the Current Report on Form 8-K filed on October 13, 2011.

Note B – Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides clarification about the application of existing fair value measurement and disclosure requirements and expands certain other disclosure requirements. This ASU will be effective February 1, 2012, for the Company. The Company anticipates the adoption of ASU 2011-04 will not impact the financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of net income and other comprehensive income to be in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the components that are recognized in net income or other comprehensive income. This ASU will be effective May 1, 2012, for the Company; however, early adoption is permitted. Adoption of this guidance requires retrospective application and will affect the presentation of certain elements of the Company’s financial statements, but will not otherwise have an impact on the financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which simplifies the testing of goodwill for impairment. ASU 2011-08 will allow the Company the option to perform either a qualitative test or the first step of the two-step quantitative goodwill impairment test to assess the likelihood that the estimated fair value of a reporting unit is less than the carrying amount. This ASU will be effective May 1, 2012, for the Company; however, early adoption is permitted. The Company anticipates that adoption of ASU 2011-08 could change the annual process for goodwill impairment testing, but will not impact the financial statements.

Note C – Rowland Coffee Acquisition

On May 16, 2011, the Company completed the acquisition of the coffee brands and business operations of Rowland Coffee Roasters, Inc. (“Rowland Coffee”), a privately-held company headquartered in Miami, Florida, for $362.8 million. The acquisition included a manufacturing, distribution, and office facility in Miami. The Company utilized cash on hand and borrowed $180.0 million under its revolving credit facility to fund the transaction. In addition, the Company has incurred one-time costs of $5.7 million directly related to the merger and integration of Rowland Coffee, which includes approximately $1.7 million in noncash expense items that were reported in cost of products sold. The remaining charges were reported in other merger and integration costs in the Condensed Statements of Consolidated Income. Total one-time costs related to the acquisition are estimated to be between $25.0 million and $30.0 million, including approximately $15.0 million of noncash charges, primarily accelerated depreciation, associated with consolidating coffee production currently in Miami into the Company’s existing facilities in New Orleans, Louisiana. The Company expects these costs to be incurred over the next two to four years.

Rowland Coffee was a leading producer of espresso coffee in the U.S., generating total net sales in excess of $110.0 million in calendar 2010. The acquisition strengthens and broadens the Company’s leadership in the U.S. retail coffee category by adding the leading Hispanic brands, Café Bustelo® and Café PilonTM, to the Company’s portfolio of brands.

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

Assets acquired:
Current assets	$33,971
Property, plant, and equipment	29,227
Intangible assets	213,500
Goodwill	91,675

Total assets acquired	$368,373

Liabilities assumed:
Current liabilities	$5,527

Total liabilities assumed	$5,527

Net assets acquired	$362,846

Goodwill of $84.9 million and $6.8 million was assigned to the U.S. Retail Coffee and the International, Foodservice, and Natural Foods segments, respectively. Of the total goodwill, $87.4 million is deductible for tax purposes.

The purchase price allocated to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives:
Customer relationships (19-year weighted-average useful life)	$147,800
Trademark (10-year useful life)	1,600
Intangible assets with indefinite lives:
Trademarks	$64,100

Total intangible assets	$213,500

The results of operations of the Rowland Coffee business are included in the Company’s consolidated financial statements from the date of acquisition and include $30.5 million and $53.7 million of total net sales and $3.6 million and $5.3 million of total segment profit included in the U.S. Retail Coffee and International, Foodservice, and Natural Foods segment financial results for the three months and six months ended October 31, 2011, respectively. If the acquisition had occurred on May 1, 2010, there would not have been a material impact to consolidated results for the three months or six months ended October 31, 2010.

Note D – Restructuring

During calendar 2010, the Company announced its plan to restructure its coffee, fruit spreads, and Canadian pickle and condiments operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative is a long-term investment to optimize production capacity and lower the overall cost structure. It includes capital investments for a new state-of-the-art food manufacturing facility in Orrville, Ohio, and consolidation of coffee production in New Orleans, Louisiana. The Company’s pickle and condiments production has been transitioned to third-party manufacturers.

The Company expects to incur restructuring costs of approximately $235.0 million, of which $149.4 million has been incurred through October 31, 2011. The balance of the costs is anticipated to be recognized over the next three fiscal years.

Upon completion in 2014, the restructuring plan will result in a reduction of approximately 850 full-time positions and the closing of six of the Company’s facilities – Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario. The Sherman facility closed in April 2011 and the last production run at the Dunnville and Delhi Township facilities was in November 2011.

The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

	Long-Lived Asset Charges	Employee Separation	Site Preparation and Equipment Relocation	Production Start-up	Other Costs	Total
Total expected restructuring charge	$118,000	$60,000	$23,500	$23,000	$10,500	$235,000

Balance at May 1, 2010	$0	$1,089	$0	$0	$0	$1,089
Charge to expense	53,569	36,010	6,192	5,194	992	101,957
Cash payments	0	(18,361)	(6,192)	(5,194)	(992)	(30,739)
Noncash utilization	(53,569)	(8,540)	0	0	0	(62,109)

Balance at April 30, 2011	$0	$10,198	$0	$0	$0	$10,198
Charge to expense	21,451	11,051	5,537	3,000	684	41,723
Cash payments	0	(4,929)	(5,537)	(3,000)	(684)	(14,150)
Noncash utilization	(21,451)	(1,769)	0	0	0	(23,220)

Balance at October 31, 2011	$0	$14,551	$0	$0	$0	$14,551

Remaining expected restructuring charge	$39,110	$11,800	$11,364	$14,790	$8,545	$85,609

During the three and six months ended October 31, 2011, total restructuring charges of $22,160 and $41,723, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $11,804 and $21,470 were reported in cost of products sold in the three and six months ended October 31, 2011, respectively. During the three and six months ended October 31, 2010, total restructuring charges of $20,417 and $47,974, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $12,072 and $21,525 were reported in cost of products sold in the three and six months ended October 31, 2010, respectively. The remaining charges were reported in other restructuring costs. The restructuring costs classified as cost of products sold primarily include long-lived asset charges for accelerated depreciation related to property, plant, and equipment that will be used at the affected production facilities until they are closed or sold.

Expected employee separation costs include severance, retention bonuses, and pension costs. Severance costs and retention bonuses are being recognized over the estimated future service period of the affected employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets. For additional information on the impact of the restructuring plan on defined benefit pension and other postretirement benefit plans, see Note J – Pensions and Other Postretirement Benefits.

Other costs include professional fees, costs related to closing the facilities, and miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred.

Note E – Share-Based Payments

The Company provides for equity-based incentives to be awarded to key employees and non-employee directors. These incentives are administered primarily through the 2010 Equity and Incentive Compensation

Plan, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, and stock options.

The following table summarizes amounts related to share-based payments.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Share-based compensation expense included in selling, distribution, and administrative expenses	$5,593	$5,968	$10,744	$10,308
Share-based compensation expense included in other merger and integration costs	929	973	1,810	1,960
Share—based compensation expense included in other restructuring costs	22	109	65	174

Total share-based compensation expense	$6,544	$7,050	$12,619	$12,442

Related income tax benefit	$2,236	$2,293	$4,250	$3,981

As of October 31, 2011, total compensation cost related to nonvested share-based awards not yet recognized was approximately $40,217. The weighted-average period over which this amount is expected to be recognized is approximately 3.4 years.

Note F – Common Shares

The following table sets forth common share information.

	October 31, 2011	April 30, 2011
Common shares authorized	150,000,000	150,000,000
Common shares outstanding	113,851,792	114,172,122
Treasury shares	14,753,373	14,432,043

Note G – Reportable Segments

The Company operates in one industry: the manufacturing and marketing of food products. Effective May 1, 2011, the Company’s reportable segments have been modified to align segment financial results with the responsibilities of segment management, consistent with the executive appointments announced in March 2011. As a result, the Company has the following three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods. The U.S. Retail Coffee segment primarily represents the domestic sales of Folgers®, Dunkin’ Donuts®, Millstone®, Café Bustelo®, and Café PilonTM branded coffee to retail customers; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Smucker’s®, Crisco®, Jif®, Pillsbury®, Eagle Brand®, Hungry Jack®, and Martha White® branded products; and the International, Foodservice, and Natural Foods segment is comprised of products distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, schools and universities, health care operators), and health and natural foods stores and distributors.

Also effective May 1, 2011, certain specialty brands which were previously included in the U.S. Retail Consumer Foods segment are included in the International, Foodservice, and Natural Foods segment (“product realignments”). Segment performance for 2011 has been reclassified for these product realignments and the organizational changes described above.

The following table sets forth reportable segment information.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Net sales:
U.S. Retail Coffee	$617,523	$477,287	$1,117,632	$870,857
U.S. Retail Consumer Foods	615,192	543,045	1,074,692	991,567
International, Foodservice, and Natural Foods	281,190	258,581	510,464	463,801

Total net sales	$1,513,905	$1,278,913	$2,702,788	$2,326,225

Segment profit:
U.S. Retail Coffee	$139,958	$149,099	$279,669	$260,981
U.S. Retail Consumer Foods	115,955	113,127	194,974	206,482
International, Foodservice, and Natural Foods	38,991	51,420	77,536	86,941

Total segment profit	$294,904	$313,646	$552,179	$554,404

Interest income	324	572	626	1,005
Interest expense	(19,448)	(18,505)	(34,870)	(35,044)
Share-based compensation expense	(5,593)	(5,968)	(10,744)	(10,308)
Cost of products sold — restructuring	(11,804)	(12,072)	(21,470)	(21,525)
Cost of products sold — merger and integration	(915)	0	(1,675)	0
Other restructuring costs	(10,356)	(8,345)	(20,253)	(26,449)
Other merger and integration costs	(6,871)	(2,773)	(11,556)	(5,429)
Corporate administrative expenses	(47,751)	(44,452)	(94,164)	(85,490)
Other income (expense) — net	711	(376)	1,954	317

Income before income taxes	$193,201	$221,727	$360,027	$371,481

Note H – Debt and Financing Arrangements

Long-term debt consists of the following:

	October 31, 2011	April 30, 2011
4.78% Senior Notes due June 1, 2014	$100,000	$100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	399,286	380,039
3.50% Notes due October 15, 2021	748,566	0
5.55% Senior Notes due April 1, 2022	400,000	400,000
4.50% Senior Notes due June 1, 2025	400,000	400,000

Total long-term debt	$2,071,852	$1,304,039

On October 18, 2011, the Company completed a public issuance of $750.0 million in aggregate principal amount of 3.50 percent Notes due October 15, 2021. Interest is payable semiannually beginning April 15, 2012. The Company received proceeds of approximately $748.6 million, net of an offering discount of $1.4 million. The discount is being amortized to interest expense over the life of the 3.50 percent Notes resulting in an effective rate of 3.52 percent. The 3.50 percent Notes may be redeemed at any time prior to maturity, at the option of the Company. The 3.50 percent Notes are senior unsecured obligations and rank equally with the Company’s other unsecured and unsubordinated debt and are guaranteed fully and unconditionally, on a joint and several basis, by J.M. Smucker LLC and The Folgers Coffee Company, two of the Company’s wholly-owned subsidiaries. A portion of the net proceeds was used for the repayment of borrowings outstanding under the Company’s revolving credit facility resulting from funding the Rowland Coffee acquisition. The remainder will be used for general corporate purposes, including the anticipated acquisition of the majority of Sara Lee Corporation’s North American foodservice coffee and hot beverage business, expected to close near the beginning of calendar 2012.

In anticipation of the 3.50 percent Notes public issuance, the Company entered into a forward-starting interest rate swap agreement in August 2011 to partially hedge the risk of an increase in the benchmark interest rate during the period leading up to the public issuance. The interest rate swap was designated as a cash flow hedge with a notional amount of $500.0 million. On October 13, 2011, in conjunction with the pricing of the 3.50 percent Notes, the Company terminated the interest rate swap prior to maturity. The termination resulted in a loss of $6.2 million, which will be amortized over the life of the related debt offering. For additional information, see Note M – Derivative Financial Instruments.

In 2011, the Company entered into an interest rate swap on the 6.63 percent Senior Notes due November 1, 2018, converting the Senior Notes from a fixed to a variable-rate basis until maturity. The interest rate swap was designated as a fair value hedge of the underlying debt obligation with a notional amount of $376.0 million. In August 2011, the Company terminated the interest rate swap agreement prior to maturity. As a result of the early termination, the Company received $27.0 million in cash, which included $3.1 million of interest receivable, and will realize a $23.9 million reduction of future interest expense through November 1, 2018. The unamortized benefit at October 31, 2011, was $23.3 million and the fair value adjustment of the interest rate swap at April 30, 2011, was $4.0 million and both were recorded as an increase in the long-term debt balance. For additional information, see Note M – Derivative Financial Instruments.

All of the Company’s Senior Notes are unsecured and interest is paid semiannually. Scheduled payments are required on the 5.55 percent Senior Notes, the first of which is $50.0 million on April 1, 2013, and on the 4.50 percent Senior Notes, the first of which is $100.0 million on June 1, 2020.

On July 29, 2011, the Company entered into a second amended and restated credit agreement with a group of ten banks. The credit facility, which amends and restates in its entirety the $600.0 million credit agreement dated as of January 31, 2011, provides for an unsecured revolving credit line of $1.0 billion and matures July 29, 2016. The Company’s borrowings under the credit facility bear interest based on prevailing U.S. Prime Rate, Canadian Base Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, as determined by the Company. Interest is payable either on a quarterly basis or at the end of the borrowing term. At October 31, 2011, the Company did not have a balance outstanding under the revolving credit facility.

The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. The Company is in compliance with all covenants.

Note I – Earnings per Share

The following tables set forth the computation of net income per common share and net income per common share – assuming dilution.

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Computation of net income per share:
Net income	$127,247	$149,726	$238,770	$252,607
Net income allocated to participating securities	1,297	1,501	2,424	2,478

Net income allocated to common shareholders	$125,950	$148,225	$236,346	$250,129

Weighted-average common shares outstanding	112,731,758	118,313,698	112,927,273	118,235,258

Net income per common share	$1.12	$1.25	$2.09	$2.12

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Computation of net income per share—assuming dilution:
Net income	$127,247	$149,726	$238,770	$252,607
Net income allocated to participating securities	1,297	1,500	2,423	2,476

Net income allocated to common shareholders	$125,950	$148,226	$236,347	$250,131

Weighted-average common shares outstanding	112,731,758	118,313,698	112,927,273	118,235,258
Dilutive effect of stock options	51,670	130,397	54,654	134,980

Weighted-average common shares outstanding assuming dilution	112,783,428	118,444,095	112,981,927	118,370,238

Net income per common share—assuming dilution	$1.12	$1.25	$2.09	$2.11

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Weighted-average common shares outstanding	112,731,758	118,313,698	112,927,273	118,235,258
Weighted-average participating shares outstanding	1,161,277	1,198,303	1,158,018	1,171,207

Total weighted-average shares outstanding	113,893,035	119,512,001	114,085,291	119,406,465
Dilutive effect of stock options	51,670	130,397	54,654	134,980

Total weighted-average shares outstanding—assuming dilution	113,944,705	119,642,398	114,139,945	119,541,445

Note J – Pensions and Other Postretirement Benefits

The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2011	2010	2011	2010
Service cost	$1,976	$1,861	$545	$405
Interest cost	6,600	6,360	772	691
Expected return on plan assets	(6,714)	(6,674)	0	0
Recognized net actuarial loss (gain)	3,072	2,198	2	(134)
Termination benefit cost	0	735	0	0
Curtailment	0	181	0	0
Other	285	289	(113)	(122)

Net periodic benefit cost	$5,219	$4,950	$1,206	$840

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2011	2010	2011	2010
Service cost	$4,038	$3,719	$1,070	$810
Interest cost	13,123	12,706	1,552	1,381
Expected return on plan assets	(13,599)	(13,331)	0	0
Recognized net actuarial loss (gain)	5,273	3,925	(23)	(268)
Termination benefit cost	0	8,197	0	2,413
Curtailment	0	4,091	0	0
Other	585	577	(213)	(244)

Net periodic benefit cost	$9,420	$19,884	$2,386	$4,092

Upon completion of the restructuring plan discussed in Note D – Restructuring, approximately 850 full-time positions will be reduced. The Company has included the estimated impact of the planned reductions in measuring the net periodic benefit cost of the defined benefit pension and other postretirement benefit plans for the three months and six months ended October 31, 2011 and 2010. Included above are charges recognized during the three months and six months ended October 31, 2010, for termination benefits and curtailment as a result of the restructuring plan.

Note K – Comprehensive Income

The following table summarizes the components of comprehensive income.

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Net income	$127,247	$149,726	$238,770	$252,607
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14,892)	2,542	(18,213)	(1,066)
Unrealized (loss) gain on available-for-sale securities	(1,623)	1,361	(1,829)	(36)
Unrealized (loss) gain on cash flow hedging derivatives, net	(10,004)	(2,226)	(22,126)	6,742
Unrealized loss on pension and other postretirement liabilities	0	0	0	(300)
Income tax benefit (expense)	4,206	317	8,688	(2,546)

Comprehensive income	$104,934	$151,720	$205,290	$255,401

Note L – Contingencies

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

Commodity Price Management. The Company enters into commodity futures and options contracts to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, edible oils, and flour. The Company also enters into commodity futures and options contracts to manage price risk for energy input costs, including natural gas and diesel fuel. The derivative instruments generally have maturities of less than one year.

Certain of the derivative instruments associated with the Company’s U.S. Retail Coffee and U.S. Retail Consumer Foods segments meet the hedge criteria and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of accumulated other comprehensive (loss) income to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. Cash flows related to qualifying hedges are classified consistently with the cash flows from the hedged item in the Condensed Statements of Consolidated Cash Flows. In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is measured and assessed at inception and on a monthly basis. The mark-to-market gains or losses on nonqualifying and ineffective portions of commodity hedges are recognized in cost of products sold immediately.

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

Interest Rate Hedging. The Company utilizes interest rate swaps to mitigate the exposure to interest rate risk. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment.

The Company’s interest rate swap on the 6.63 percent Senior Notes due November 1, 2018, met the criteria to be designated as a fair value hedge. The Company received a fixed rate and paid variable rates, hedging the underlying debt and the associated changes in the fair value of the debt. The interest rate swap was recognized at fair value in the Condensed Consolidated Balance Sheet at April 30, 2011, and changes in the fair value were recognized in interest expense. Gains and losses recognized in interest expense on the instrument had no net impact to earnings as the change in the fair value of the derivative was equal to the change in fair value of the underlying debt. In August 2011, the Company terminated the interest rate swap on the 6.63 percent Senior Notes prior to maturity resulting in a gain of $23.9 million which was deferred and will be recognized over the remaining life of the underlying debt as a reduction of future interest expense. The gain will be recognized as follows: $2.5 million in 2012, $3.3 million annually in 2013 through 2018, and $1.6 million in 2019. For additional information, see Note H – Debt and Financing Arrangements.

In August 2011, the Company entered into a forward-starting interest rate swap agreement to partially hedge the risk of an increase in the benchmark interest rate during the period leading up to the $750.0 million 3.50 percent Notes public offering. The hedge was designated as a cash flow hedge. The mark-to-market gains or losses on the swap were deferred and included as a component of accumulated other comprehensive (loss) income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affected earnings. In October 2011, in conjunction with the pricing of the 3.50 percent Notes, the Company terminated the interest rate swap prior to maturity resulting in a loss of $6.2 million. The resulting loss will be recognized in interest expense ratably over the life of the related debt. The ineffective portion of the hedge was reclassified to interest expense upon termination of the swap. For additional information, see Note H – Debt and Financing Arrangements.

The following table sets forth the fair value of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2011		April 30, 2011
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Commodity contracts	$976	$537	$3,408	$0	$0
Interest rate contract	0	0	5,423	0	1,384

Total derivatives designated as hedging instruments	$976	$537	$8,831	$0	$1,384

Derivatives not designated as hedging instruments
Commodity contracts	$3,521	$6,497	$9,887	$5,432	$0
Foreign currency exchange contracts	44	71	317	3,204	0

Total derivatives not designated as hedging instruments	$3,565	$6,568	$10,204	$8,636	$0

Total derivatives instruments	$4,541	$7,105	$19,035	$8,636	$1,384

The Company has elected to not offset fair value amounts recognized for commodity derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $13,309 and $12,292 at October 31, 2011 and April 30, 2011, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges.

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
(Losses) gains recognized in other comprehensive (loss) income (effective portion)	$(4,246)	$4,103	$(10,260)	$13,034
(Losses) gains reclassified from accumulated other comprehensive (loss) income to cost of products sold (effective portion)	(416)	6,329	5,692	6,292

Change in accumulated other comprehensive (loss) income	$(3,830)	$(2,226)	$(15,952)	$6,742

(Losses) gains recognized in cost of products sold (ineffective portion)	$(392)	$203	$(513)	$374

Included as a component of accumulated other comprehensive (loss) income at October 31, 2011 and April 30, 2011, were deferred pre-tax losses of $6,522 and deferred pre-tax gains of $9,430, respectively, related to commodity contracts. The related tax impact recognized in accumulated other comprehensive (loss) income was a benefit of $2,372 and expense of $3,430 at October 31, 2011 and April 30, 2011, respectively. The entire amount of the deferred loss included in accumulated other comprehensive loss at October 31, 2011, is expected to be recognized in earnings within one year as the related commodity is sold.

The following table presents information on the pre-tax losses recognized on the interest rate swap designated as a cash flow hedge.

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Losses recognized in other comprehensive (loss) income (effective portion)	$(6,192)	$0	$(6,192)	$0
Losses reclassified from accumulated other comprehensive (loss) income to interest expense (effective portion)	(18)	0	(18)	0

Change in accumulated other comprehensive (loss) income	$(6,174)	$0	$(6,174)	$0

Losses recognized in interest expense (ineffective portion)	$(19)	$0	$(19)	$0

Included as a component of accumulated other comprehensive loss at October 31, 2011, were deferred pre-tax losses of $6,174 related to the termination of the interest rate contract. The related tax benefit recognized in accumulated other comprehensive loss was $2,227 at October 31, 2011. Approximately $300 of the loss will be recognized over the next 12 months.

The following table presents the net realized and unrealized gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Gains on commodity contracts	$2,107	$454	$15,804	$4,847
Gains (losses) on foreign currency exchange contracts	1,570	(207)	1,655	270

Gains recognized in cost of products sold (derivatives not designated as hedging instruments)	$3,677	$247	$17,459	$5,117

The following table presents the gross contract notional value of outstanding derivative contracts.

	October 31, 2011	April 30, 2011
Commodity contracts	$944,265	$869,107
Foreign currency exchange contracts	66,015	73,158
Interest rate contract	0	376,000

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

	October 31, 2011		April 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities	$0	$0	$18,600	$18,600
Other investments	40,136	40,136	41,560	41,560
Derivatives financial instruments, net	(2,564)	(2,564)	9,015	9,015
Long-term debt	2,071,852	2,550,850	1,304,039	1,648,614

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at October 31, 2011	Fair Value at April 30, 2011
Marketable securities (A)	$0	$0	$0	$0	$18,600
Other investments: (B)
Equity mutual funds	11,876	0	0	11,876	14,011
Municipal obligations	0	20,681	0	20,681	20,042
Other investments	536	7,043	0	7,579	7,507
Derivatives: (C)
Commodity contracts, net	(2,537)	0	0	(2,537)	7,863
Foreign currency exchange contracts, net	(27)	0	0	(27)	(2,887)
Interest rate contract, net	0	0	0	0	4,039

Total financial assets measured at fair value	$9,848	$27,724	$0	$37,572	$69,175

(A)

The Company’s marketable securities consisted entirely of commercial paper at April 30, 2011, and were broker-priced and valued by a third party using an evaluated pricing methodology. An evaluated pricing methodology is a valuation technique which uses inputs that are derived principally from or corroborated by observable market data. All securities had matured or were sold prior to October 31, 2011.

(B)

The Company’s other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets and municipal obligations valued by a third party using an evaluated pricing methodology. As of October 31, 2011, the Company’s municipal obligations are scheduled to mature as follows: $647 in 2012, $3,371 in 2013, $742 in 2014, $2,766 in 2015, and $13,155 in 2016 and beyond.

(C)

The Company’s commodity contract and foreign currency exchange contract derivatives are valued using quoted market prices. The Company’s interest rate contract derivative was valued using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single discounted present value. Level 2 inputs for the interest rate contract were limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. For additional information, see Note M – Derivative Financial Instruments.

Note O – Income Taxes

During the three months ended October 31, 2011, the Company’s effective tax rate increased to 34.1 percent, compared to 32.5 percent in the three months ended October 31, 2010. The increase in the effective tax rate in the three months ended October 31, 2011, is primarily due to a higher Canadian effective tax rate and an increase in state income tax expense compared to the three months ended October 31, 2010.

During the six months ended October 31, 2011, the Company’s effective tax rate increased to 33.7 percent compared to 32.0 percent for the six months ended October 31, 2010. The increase in the effective tax rate in the six months ended October 31, 2011, is primarily due to an increase in the Canadian effective tax rate and higher state income tax expense compared to the six months ended October 31, 2010. Also contributing to the higher effective tax rate in the six months ended October 31, 2011, was a favorable federal income tax determination that was included in the six months ended October 31, 2010.

At October 31, 2011, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction partially offset by state income taxes.

Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $1.1 million, primarily as a result of expiring statute of limitations periods.

Note P – Guarantor and Non-Guarantor Financial Information

On October 13, 2011, the Company filed a registration statement on Form S-3 registering certain securities described therein, including debt securities which are guaranteed by certain of the Company's subsidiaries. The Company issued $750.0 million of Notes pursuant to the registration statement that are fully and unconditionally guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company: J.M. Smucker LLC and The Folgers Coffee Company (the "subsidiary guarantors"). Therefore, the following condensed consolidated financial information for the Company, the subsidiary guarantors, and the non-guarantor subsidiaries is provided. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company's wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for investments in subsidiaries using the equity method.

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

Three Months Ended October 31, 2011

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,181,087	$435,912	$1,121,799	$(1,224,893)	$1,513,905
Cost of products sold	1,034,958	398,999	801,196	(1,219,917)	1,015,236

Gross Profit	146,129	36,913	320,603	(4,976)	498,669
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	63,740	14,222	175,867	0	253,829
Amortization	1,381	0	19,178	0	20,559
Loss on sale of business and other operating (income) expense—net	(151)	746	12,072	0	12,667

Operating Income	81,159	21,945	113,486	(4,976)	211,614
Interest (expense) income—net	(19,344)	975	(755)	0	(19,124)
Other (expense) income—net	(102)	117	696	0	711
Equity in net earnings of subsidiaries	85,373	63,304	22,059	(170,736)	0

Income Before Income Taxes	147,086	86,341	135,486	(175,712)	193,201
Income taxes	19,839	325	45,790	0	65,954

Net Income	$127,247	$86,016	$89,696	$(175,712)	$127,247

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

Three Months Ended October 31, 2010

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$993,660	$747,173	$1,100,630	$(1,562,550)	$1,278,913
Cost of products sold	799,379	681,419	865,580	(1,562,135)	784,243

Gross Profit	194,281	65,754	235,050	(415)	494,670
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	55,344	18,045	160,550	0	233,939
Amortization	1,296	16,168	1,037	0	18,501
Other operating (income) expense—net	(440)	784	1,850	0	2,194

Operating Income	138,081	30,757	71,613	(415)	240,036
Interest (expense) income—net	(18,042)	474	(365)	0	(17,933)
Other (expense) income—net	(185)	226	(417)	0	(376)
Equity in net earnings of subsidiaries	68,572	23,252	18,828	(110,652)	0

Income Before Income Taxes	188,426	54,709	89,659	(111,067)	221,727
Income taxes	38,700	4,135	29,166	0	72,001

Net Income	$149,726	$50,574	$60,493	$(111,067)	$149,726

Six Months Ended October 31, 2011

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,098,196	$783,400	$1,875,188	$(2,053,996)	$2,702,788
Cost of products sold	1,815,543	717,294	1,286,153	(2,045,955)	1,773,035

Gross Profit	282,653	66,106	589,035	(8,041)	929,753
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	123,055	26,424	335,484	0	484,963
Amortization	2,678	0	38,116	0	40,794
Loss on sale of business and other operating (income) expense—net	(84)	248	11,515	0	11,679

Operating Income	157,004	39,434	203,920	(8,041)	392,317
Interest (expense) income—net	(34,718)	1,950	(1,476)	0	(34,244)
Other income—net	689	234	1,031	0	1,954
Equity in net earnings of subsidiaries	154,959	109,623	39,667	(304,249)	0

Income Before Income Taxes	277,934	151,241	243,142	(312,290)	360,027
Income taxes	39,164	648	81,445	0	121,257

Net Income	$238,770	$150,593	$161,697	$(312,290)	$238,770

Six Months Ended October 31, 2010

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,815,967	$1,366,430	$1,993,956	$(2,850,128)	$2,326,225
Cost of products sold	1,471,456	1,232,349	1,549,599	(2,830,284)	1,423,120

Gross Profit	344,511	134,081	444,357	(19,844)	903,105
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	102,942	46,495	308,523	0	457,960
Amortization	2,593	32,336	2,069	0	36,998
Other operating (income) expense—net	(720)	993	2,671	0	2,944

Operating Income	239,696	54,257	131,094	(19,844)	405,203
Interest (expense) income—net	(34,197)	1,449	(1,291)	0	(34,039)
Other (expense) income—net	(264)	384	197	0	317
Equity in net earnings of subsidiaries	105,233	42,514	36,088	(183,835)	0

Income Before Income Taxes	310,468	98,604	166,088	(203,679)	371,481
Income taxes	57,861	6,573	54,440	0	118,874

Net Income	$252,607	$92,031	$111,648	$(203,679)	$252,607

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31, 2011

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$378,441	$0	$117,847	$0	$496,288
Inventories	0	211,224	960,470	(27,743)	1,143,951
Other current assets	472,970	7,526	72,972	0	553,468

Total Current Assets	851,411	218,750	1,151,289	(27,743)	2,193,707
PROPERTY, PLANT, AND EQUIPMENT, NET	211,315	353,085	383,825	0	948,225
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY	5,431,898	900,978	818,718	(7,151,594)	0
OTHER NONCURRENT ASSETS
Goodwill	976,617	0	1,921,364	0	2,897,981
Other intangible assets, net	439,210	0	2,659,857	0	3,099,067
Other noncurrent assets	55,635	15,135	5,670	0	76,440

Total Other Noncurrent Assets	1,471,462	15,135	4,586,891	0	6,073,488

	$7,966,086	$1,487,948	$6,940,723	$(7,179,337)	$9,215,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES	$252,493	$110,933	$181,495	$0	$544,921
NONCURRENT LIABILITIES
Long-term debt	2,071,852	0	0	0	2,071,852
Deferred income taxes	113,099	0	918,181	0	1,031,280
Other noncurrent liabilities	165,293	16,429	22,296	0	204,018

Total Noncurrent Liabilities	2,350,244	16,429	940,477	0	3,307,150
SHAREHOLDERS’ EQUITY	5,363,349	1,360,586	5,818,751	(7,179,337)	5,363,349

	$7,966,086	$1,487,948	$6,940,723	$(7,179,337)	$9,215,420

April 30, 2011

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$206,845	$0	$113,000	$0	$319,845
Inventories	0	182,531	700,750	(19,702)	863,579
Other current assets	364,377	8,190	81,008	0	453,575

Total Current Assets	571,222	190,721	894,758	(19,702)	1,636,999
PROPERTY, PLANT, AND EQUIPMENT, NET	193,321	305,519	369,042	0	867,882
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY	4,872,622	802,936	1,209,603	(6,885,161)	0
OTHER NONCURRENT ASSETS
Goodwill	981,606	0	1,831,140	0	2,812,746
Other intangible assets, net	440,174	3,116	2,496,720	0	2,940,010
Other noncurrent assets	50,012	15,106	1,830	0	66,948

Total Other Noncurrent Assets	1,471,792	18,222	4,329,690	0	5,819,704

	$7,108,957	$1,317,398	$6,803,093	$(6,904,863)	$8,324,585

LIABILITIES AND SHAREHOLDERS’EQUITY
CURRENT LIABILITIES	$234,262	$81,239	$167,175	$0	$482,676
NONCURRENT LIABILITIES
Long-term debt	1,304,039	0	0	0	1,304,039
Deferred income taxes	115,985	0	926,838	0	1,042,823
Other noncurrent liabilities	162,308	16,447	23,929	0	202,684

Total Noncurrent Liabilities	1,582,332	16,447	950,767	0	2,549,546
SHAREHOLDERS’ EQUITY	5,292,363	1,219,712	5,685,151	(6,904,863)	5,292,363

	$7,108,957	$1,317,398	$6,803,093	$(6,904,863)	$8,324,585

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

Six Months Ended October 31, 2011

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(11,177)	$53,363	$17,748	$0	$59,934

INVESTING ACTIVITIES
Business acquired, net of cash acquired	0	0	(362,846)	0	(362,846)
Additions to property, plant, and equipment	(31,087)	(68,215)	(36,405)	0	(135,707)
Proceeds from sale of business	0	0	9,268	0	9,268
Sale and maturity of marketable securities	18,600	0	0	0	18,600
Proceeds from disposal of property, plant, and equipment	26	158	719	0	903
Other — net	3	(1)	(2,252)	0	(2,250)

Net cash used for investing activities	(12,458)	(68,058)	(391,516)	0	(472,032)

FINANCING ACTIVITIES
Proceeds from long-term debt - net	748,560	0	0	0	748,560
Quarterly dividends paid	(104,825)	0	0	0	(104,825)
Purchase of treasury shares	(44,592)	0	0	0	(44,592)
Proceeds from stock option exercises	518	0	0	0	518
Intercompany	(399,329)	14,695	384,634	0	0
Other — net	(5,101)	0	0	0	(5,101)

Net cash provided by financing activities	195,231	14,695	384,634	0	594,560
Effect of exchange rate changes	0	0	(6,019)	0	(6,019)

Net increase in cash and cash equivalents	171,596	0	4,847	0	176,443
Cash and cash equivalents at beginning of period	206,845	0	113,000	0	319,845

Cash and cash equivalents at end of period	$378,441	$0	$117,847	$0	$496,288

Six Months Ended October 31, 2010

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(43,492)	$31,206	$31,832	$0	$19,546

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(26,168)	(15,505)	(20,400)	0	(62,073)
Sale and maturity of marketable securities	9,000	0	0	0	9,000
Purchases of marketable securities	(57,037)	0	0	0	(57,037)
Proceeds from disposal of property, plant, and equipment	0	300	39	0	339
Other — net	(48)	36	23	0	11

Net cash used for investing activities	(74,253)	(15,169)	(20,338)	0	(109,760)

FINANCING ACTIVITIES
Repayments of long-term debt	(10,000)	0	0	0	(10,000)
Proceeds from long-term debt	400,000	0	0	0	400,000
Quarterly dividends paid	(95,333)	0	0	0	(95,333)
Purchase of treasury shares	(5,147)	0	0	0	(5,147)
Proceeds from stock option exercises	2,100	0	0	0	2,100
Intercompany	6,378	(16,037)	9,659	0	0
Other — net	2,476	0	0	0	2,476

Net cash provided by (used for) financing activities	300,474	(16,037)	9,659	0	294,096
Effect of exchange rate changes	0	0	11	0	11

Net increase in cash and cash equivalents	182,729	0	21,164	0	203,893
Cash and cash equivalents at beginning of period	217,730	0	65,840	0	283,570

Cash and cash equivalents at end of period	$400,459	$0	$87,004	$0	$487,463

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2011 and 2010. Results for the three and six months ended October 31, 2011, include the operations of Rowland Coffee Roasters, Inc. (“Rowland Coffee”) since the completion of the acquisition on May 16, 2011.

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

Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(Dollars in millions, except per share data)
Net sales	$1,513.9	$1,278.9	$2,702.8	$2,326.2

Gross profit	$498.7	$494.7	$929.8	$903.1
% of net sales	32.9%	38.7%	34.4%	38.8%

Operating income	$211.6	$240.0	$392.3	$405.2
% of net sales	14.0%	18.8%	14.5%	17.4%

Net income:
Net income	$127.2	$149.7	$238.8	$252.6

Net income per common share — assuming dilution	$1.12	$1.25	$2.09	$2.11

Gross profit excluding special project costs (1)	$511.4	$506.7	$952.9	$924.6
% of net sales	33.8%	39.6%	35.3%	39.7%

Operating income excluding special project costs (1)	$241.6	$263.2	$447.3	$458.6
% of net sales	16.0%	20.6%	16.5%	19.7%

Income excluding special project costs: (1)
Income	$147.0	$165.3	$275.2	$288.9
Income per common share — assuming dilution	$1.29	$1.38	$2.41	$2.42

(1)	Refer to “Non-GAAP Measures” located on page 29 for a reconciliation to the comparable GAAP financial measure.

Net sales in the second quarter and first six months of 2012 increased 18 percent and 16 percent, respectively, compared to 2011, as the impact of price increases and the contribution of the Rowland Coffee brands more than offset a one percent and two percent decline in volume in the second quarter and first six months of 2012, respectively, compared to 2011. Gross profit increased approximately one percent and three percent in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011. Operating income decreased 12 percent and three percent in the second quarter and first six months of 2012, respectively, compared to 2011. The second quarter and first six months of 2012 were impacted by the loss on the sale of the Europe’s Best® frozen fruit and vegetable business of $11.3 million, sold in October, 2011. Restructuring and merger and integration costs (“special project costs”) increased in both the second quarter and first six months of 2012, compared to 2011. Excluding special project costs, operating income decreased eight percent and two percent in the second quarter and first six months of 2012, respectively, compared to 2011.

The Company’s net income per diluted share was $1.12 and $1.25 for the second quarters of 2012 and 2011, and $2.09 and $2.11 for the first six months of 2012 and 2011, respectively, a decrease of 10 percent for the quarter and one percent for the first six months. The Company’s income per diluted share excluding special project costs decreased seven percent in the second quarter of 2012 to $1.29, compared to $1.38 in the second quarter of 2011, and was flat in the first six months of 2012 compared to 2011. Net income and net income excluding special project costs were impacted in the second quarter and the first six months of 2012 by an increase in the effective tax rate compared to 2011. The effective tax rate was 34.1 percent in the second quarter of 2012, compared to 32.5 percent in the second quarter of 2011, and increased from 32.0 percent in the first six months of 2011 to 33.7 percent in the first six months of 2012. The second quarter and first six months of 2012 benefited from a decrease in weighted-average common shares outstanding, as a result of the Company’s share repurchase activity during the second half of 2011 and the second quarter of 2012.

Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2011	2010	Increase (Decrease)%		2011	2010	Increase (Decrease)%
	(Dollars in millions)
Net sales	$1,513.9	$1,278.9	$235.0	18%	$2,702.8	$2,326.2	$376.6	16%
Adjust for certain noncomparable items:
Acquisition	(30.5)	0	(30.5)	(2%)	(53.7)	0	(53.7)	(2%)
Divestiture	0	(1.4)	1.4	0%	0	(1.4)	1.4	0%
Foreign exchange	(3.7)	0	(3.7)	(0%)	(10.9)	0	(10.9)	(0%)

Net sales, excluding acquisition, divestiture, and foreign exchange	$1,479.7	$1,277.5	$202.2	16%	$2,638.1	$2,324.8	$313.4	13%

Amounts may not add due to rounding.

Net sales in the second quarter of 2012 increased $235.0 million, or 18 percent, compared to the second quarter of 2011, due primarily to net price realization across many of the Company’s brands. The Rowland Coffee brands acquired earlier in the year contributed approximately two percent to net sales for the second quarter of 2012 and, combined with the favorable impact of foreign exchange rates and sales mix, offset a one percent decline in volume, compared to the second quarter of 2011. Volume gains were realized in Pillsbury® baking mixes and Jif® peanut butter, but were more than offset by declines in nonbranded beverages, Crisco® oils, Folgers® coffee, and Pillsbury® flour.

Net sales for the first six months were $2,702.8 million in 2012, and increased $376.6 million, or 16 percent, compared to the first six months of 2011, driven primarily by net price realization. The Rowland Coffee brands acquired during the first quarter of 2012 contributed approximately two percent to net sales for the first six months of 2012, and combined with favorable sales mix and the impact of foreign exchange, offset a two percent decline in volume, compared to the first six months of 2011. Volume gains were realized in Pillsbury® baking mixes, Santa Cruz Organic® beverages, Bick’s® pickles, and Jif® peanut butter, but were more than offset by volume declines in Crisco® shortening and oils, Folgers® coffee, and Pillsbury® flour.

Operating Income

The following table presents components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Gross profit	32.9%	38.7%	34.4%	38.8%
Selling, distribution, and administrative expenses:
Marketing	4.9%	5.8%	5.3%	6.2%
Selling	3.1%	3.2%	3.3%	3.3%
Distribution	2.7%	3.2%	2.9%	3.3%
General and administrative	4.9%	5.2%	5.3%	5.5%

Total selling, distribution, and administrative expenses	15.6%	17.4%	16.8%	18.3%

Amortization	1.4%	1.4%	1.5%	1.6%
Other restructuring and merger and integration costs	1.1%	0.9%	1.2%	1.4%
Loss on sale of business	0.7%	0.0%	0.4%	0.0%
Other operating expense—net	0.1%	0.2%	0.0%	0.1%

Operating income	14.0%	18.8%	14.5%	17.4%

Amounts may not add due to rounding.

Gross profit increased $4.0 million, or one percent, in the second quarter of 2012, compared to 2011, and increased $4.6 million, excluding special project costs. The contribution from the Rowland Coffee acquisition along with the price increases taken over the past year effectively offset higher commodity costs and contributed to gross profit, while gross margin contracted as expected. Gross margin declined from 39.6 percent in the second quarter of 2011 to 33.8 percent in the second quarter of 2012, excluding special project costs. Significantly higher costs were realized for green coffee in the second quarter of 2012, compared to 2011. Costs were also higher for edible oils, flour, milk, sweetener, peanuts, and other raw materials.

While green coffee costs have moderated from earlier in the calendar year, the Company expects that it will continue to recognize considerably higher green coffee costs through the remainder of its fiscal year, compared to the prior year. Additionally, peanut costs are expected to escalate during the remainder of the year.

Selling, distribution, and administrative (“SD&A”) expenses in the second quarter of 2012 increased six percent, compared to the second quarter of 2011, but decreased as a percentage of net sales from 17.4 percent to 15.6 percent. Marketing expenses in the second quarter of 2012 were comparable to the second quarter of 2011. Over the same period, selling and general and administrative expenses increased 17 percent and 10 percent, respectively, while distribution expenses decreased one percent. The addition of the Rowland Coffee business represented approximately one-half of the overall increase in SD&A expenses. In addition, higher amortization expense was recognized in the second quarter of 2012, compared to 2011, primarily related to the intangible assets associated with the Rowland Coffee acquisition.

Operating income decreased $28.4 million, or 12 percent, in the second quarter of 2012, compared to 2011. Excluding special project costs in both periods, operating income decreased $21.7 million, or eight percent, and declined from 20.6 percent of net sales in 2011 to 16.0 percent in 2012. Both operating income measures include a loss of $11.3 million on the divestiture of the Europe’s Best® business in 2012.

Gross profit increased $26.6 million, or three percent, in the first six months of 2012, compared to 2011, due to the contribution from the Rowland Coffee acquisition and net price realization, which effectively offset overall higher raw material costs, specifically green coffee, flour, edible oils, milk, and sweetener. Excluding special project costs, gross profit increased $28.3 million, or three percent. Price increases taken over the past year to offset higher commodity costs contributed to incremental gross profit, but gross margin declined from 39.7 percent in the first six months of 2011 to 35.3 percent in 2012, excluding special project costs.

SD&A expenses in the first six months of 2012 increased six percent, compared to the first six months of 2011, but decreased as a percentage of net sales from 18.3 percent to 16.8 percent, reflecting the impact of price increases on net sales. Marketing expenses for the first six months of 2012 were flat compared to 2011. Over the same period, selling and general and administrative expenses increased 15 percent and 11 percent, respectively, while distribution expenses increased one percent. The increase in selling expense in the first six months of 2012, compared to 2011, was driven by the costs associated with the transition of certain retail customers from a broker to a direct sales force, the Rowland Coffee acquisition, and the impact of price increases on the variable component of selling expense. The addition of the Rowland Coffee business represented almost one-half of the overall increase in SD&A expenses. Higher amortization expense was recognized in the first six months of 2012, compared to 2011, primarily related to the intangible assets associated with the Rowland Coffee acquisition.

Operating income decreased $12.9 million, or three percent, in the first six months of 2012, compared to 2011, driven by the $11.3 million loss on the sale of the Europe’s Best® business. Operating margin for the first six months of 2012 was 14.5 percent, compared to 17.4 percent in 2011. Excluding the impact of special project costs in both periods, operating income decreased $11.3 million, or two percent, and declined from 19.7 percent of net sales in 2011, to 16.5 percent in 2012.

Other

Interest expense increased $0.9 million in the second quarter of 2012, compared to 2011, representing the costs of higher debt outstanding somewhat offset by the benefit of the Company’s interest rate swap activities and higher capitalized interest associated with the Company’s capital expenditures. During the second quarter of 2012, the Company terminated two interest rate swaps resulting in a net settlement gain of $17.7 million, to be recognized over the remaining life of the underlying debt instruments, including $0.6 million in the second quarter of 2012. Interest expense was flat in the first six months of 2012, compared to 2011.

Income taxes decreased $6.0 million in the second quarter of 2012, due to a $28.5 million decrease in income before income taxes which more than offset the impact of an increase in the effective tax rate to 34.1 percent, compared to 32.5 percent in the second quarter of 2011. The increase in the effective tax rate in the second quarter of 2012 is primarily due to a higher Canadian effective tax rate and an increase in state income tax expense, compared to the second quarter of 2011. Income taxes increased $2.4 million in the first six months of 2012, compared to 2011, due to an increase in the effective tax rate from 32.0 percent in the first six months of 2011 to 33.7 percent in the first six months of 2012, which was partially offset by a decrease in income before income taxes of $11.5 million. The effective tax rate in the first six months of 2011 benefited from a favorable federal income tax determination related to a prior year, a lower Canadian effective tax rate, and lower state income tax expense relative to the first six months of 2012.

Restructuring

In calendar 2010, the Company announced its plan to restructure its coffee, fruit spreads, and Canadian pickle and condiments operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative is a long-term investment to optimize production capacity and lower the overall cost structure. It includes estimated capital investments of approximately $220.0 million, to be incurred through 2014, for a new state-of-the-art food manufacturing facility in Orrville, Ohio, and consolidation of coffee production in New Orleans, Louisiana. The Company’s pickle and condiments production has been transitioned to third-party manufacturers.

Upon completion in 2014, the restructuring plan will result in the closing of six of the Company’s facilities – Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario; and the reduction of approximately 850 full-time positions. The Sherman facility closed in April 2011 and the last production run at the Dunnville and Delhi Township facilities was in November 2011.

The Company expects to incur restructuring costs of approximately $235.0 million, of which $149.4 million has been incurred through October 31, 2011. Restructuring costs of $22.2 million and $41.7 million have been incurred in the second quarter and first six months of 2012, respectively, compared to $20.4 million and $48.0 million in the second quarter and first six months of 2011, respectively. The restructuring is proceeding as planned and the balance of the costs is anticipated to be recognized over the next three fiscal years as the facilities are closed.

Acquisitions

On May 16, 2011, the Company acquired the coffee brands and business operations of Rowland Coffee, a privately-held company headquartered in Miami, Florida, for $362.8 million in cash. The Company completed the transaction with cash on hand and borrowings of $180.0 million under its revolving credit facility.

Rowland Coffee’s products are primarily sold under the leading Hispanic Café Bustelo® and Café PilonTM brands with distribution in retail and foodservice channels concentrated in southern Florida and the northeastern U.S. It is a leading producer of espresso coffee in the U.S., generating total net sales in excess of $110.0 million in calendar 2010. The acquisition includes a manufacturing, distribution, and office facility in Miami. Manufacturing operations are expected to be consolidated into the Company’s existing coffee facilities in New Orleans, Louisiana, over the next two to four years. The total one-time costs of the acquisition are estimated to be between $25.0 million and $30.0 million, including approximately $15.0 million of noncash charges associated with the closing of the Miami facilities, primarily accelerated depreciation.

On October 24, 2011, the Company announced the signing of a definitive agreement to acquire a majority of the North American foodservice coffee and hot beverage business of Sara Lee Corporation (“Sara Lee”), a leading international coffee and tea company, for $400.0 million. Terms of the deal call for $350.0 million to be paid at the time of closing, with an additional $50.0 million paid in declining installments over the next ten years. The Company anticipates completing the all cash transaction near the beginning of calendar 2012 utilizing proceeds from its recent issuance of 3.50 percent Notes. The acquisition includes Sara Lee’s market-leading liquid coffee concentrate business sold under the licensed Douwe Egberts® brand, along with a variety of roast and ground coffee, cappuccino, tea, and cocoa products, sold through foodservice channels in North America. Liquid coffee concentrate adds a unique, high quality, and technology-driven form of coffee to the Company’s existing foodservice product offering. In addition, the companies agreed to collaborate on liquid coffee technology by entering into a long-term foodservice innovation partnership.

The closing of the transaction will add approximately 450 employees to the Company, including sales, marketing, finance, customer service, and administrative functions located in the U.S., Canada, and Mexico; a state-of-the-art liquid coffee manufacturing facility in Suffolk, Virginia; a leased roast and ground coffee manufacturing facility in Harahan, Louisiana; and coffee equipment and service teams located throughout North America. In addition to licensing the Douwe Egberts® brand, the Company will also license the Cafitesse® and Pickwick® brands.

Segment Results

Effective May 1, 2011, the Company’s reportable segments have been modified to align segment financial results with the responsibilities of segment management, consistent with the executive appointments announced in March 2011. As a result, the Company has the following three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods.

Also effective May 1, 2011, certain specialty brands which were previously included in the U.S. Retail Consumer Foods segment are included in the International, Foodservice, and Natural Foods segment (“product realignments”). As a result, segment performance for 2011 has been reclassified for the organizational changes and product realignments.

	Three Months Ended October 31,			Six Months Ended October 31,
	2011	2010	% Increase (Decrease)	2011	2010	% Increase (Decrease)
	(Dollars in millions)
Net sales:
U.S. Retail Coffee	$617.5	$477.3	29%	$1,117.6	$870.9	28%
U.S. Retail Consumer Foods	615.2	543.0	13%	1,074.7	991.6	8%
International, Foodservice, and Natural Foods	281.2	258.6	9%	510.5	463.8	10%

Segment profit:
U.S. Retail Coffee	$140.0	$149.1	(6%)	$279.7	$261.0	7%
U.S. Retail Consumer Foods	116.0	113.1	2%	195.0	206.5	(6%)
International, Foodservice, and Natural Foods	39.0	51.4	(24%)	77.5	86.9	(11%)

Segment profit margin:
U.S. Retail Coffee	22.7%	31.2%		25.0%	30.0%
U.S. Retail Consumer Foods	18.8%	20.8%		18.1%	20.8%
International, Foodservice, and Natural Foods	13.9%	19.9%		15.2%	18.7%

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased 29 percent in the second quarter of 2012, compared to the second quarter of 2011, primarily reflecting price increases taken over the last 12 months. Segment volume decreased four percent for the second quarter of 2012, excluding Rowland Coffee, compared to the second quarter of 2011. Volume declines for the Folgers® brand were in line with the overall segment while Dunkin’ Donuts® packaged coffee experienced a three percent decline. The acquisition of Rowland Coffee contributed approximately $26.7 million to segment net sales, representing six percentage points of the segment net sales increase. Contributing to favorable sales mix in the second quarter of 2012, net sales of Folgers Gourmet Selections® and Millstone® K-Cups®, increased $29.8 million, compared to the second quarter of 2011, also representing six percentage points of segment net sales growth, while contributing only one percentage point growth to volume.

U.S. Retail Coffee segment profit decreased $9.1 million, or six percent, in the second quarter of 2012, compared to the second quarter of 2011. While overall pricing was higher in the second quarter of 2012, compared to 2011, it was more than offset by higher green coffee costs recognized.

For the first six months of 2012, net sales for the U.S. Retail Coffee segment increased 28 percent, compared to the first six month of 2011. Price increases taken over the past year, the Rowland Coffee acquisition, and favorable sales mix, more than offset a six percent decline in volume, compared to 2011. Although a portion of the favorable price-to-cost relationship in the first quarter of 2012 reversed in the second quarter as expected, segment profit for the first six months of 2012 increased $18.7 million, or seven percent, compared to 2011, while segment profit margin decreased from 30.0 percent in 2011 to 25.0 percent in 2012. Higher green coffee costs will continue to be recognized through the remainder of fiscal 2012, compared to 2011, most significantly in the third quarter.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales increased 13 percent in the second quarter of 2012, compared to 2011, primarily reflecting the impact of price increases while volume was flat with the prior year. Jif® peanut butter net sales increased 22 percent and volume was up 10 percent in the second quarter of 2012, compared to 2011, reflecting the resumption of promotional activities and incremental demand in advance of an approximately 30 percent price increase that went into effect in November 2011. Smucker’s® fruit spreads net sales increased nine percent and volume was up three percent during the same period. Crisco® brand net sales increased 14 percent as a result of price increases, while volume was down 10 percent in the second quarter of 2012, compared to 2011, due to aggressive private-label price points at a few key retailers. For the same period, net sales and volume for the Pillsbury® brand increased 10 percent and two percent, respectively, as volume gains in baking mixes exceeded declines in flour. Canned milk net sales increased six percent and volume was flat during the second quarter of 2012, compared to 2011.

The U.S. Retail Consumer Foods segment profit increased $2.8 million, or two percent, in the second quarter of 2012, compared to the second quarter of 2011. Higher raw material costs were recognized in the quarter, most significantly for oils, flour, milk, sweetener, and peanuts. Peanut costs are expected to escalate during the remainder of the year, with a greater impact on the Company’s results in the fourth quarter. The Company expects that net price realization will offset the recognized costs. The increase in peanut costs is being driven by shortages in the 2011 peanut crop. The Company has taken actions to manage the challenges related to the 2011 peanut crop and believes its peanut supply will be adequate for the remainder of the fiscal year. Selling and distribution expenses were also higher, generally in line with the increase in net sales. Price increases effectively offset these higher costs in the second quarter of 2012, compared to 2011. Segment profit margin was 18.8 percent in the second quarter of 2012, compared to 20.8 percent in 2011.

Net sales for the U.S. Retail Consumer Foods segment increased eight percent, as price increases and favorable sales mix more than offset a volume decrease of one percent in the first six months of 2012, compared to 2011. Segment profit decreased $11.5 million or six percent in the first half of 2012, compared to 2011, and decreased as a percent of net sales from 20.8 percent in 2011 to 18.1 percent in 2012, as higher recognized raw material costs more than offset the impact of price increases taken across several categories.

On November 16, 2011, the Company announced a limited voluntary recall on two specific best-if-used-by dates of 16 ounce Smucker’s® Natural Peanut Butter Chunky. No other products of the Company are affected by the recall. Based on the information known to date, the Company does not anticipate that the recall will have a material adverse effect on its financial position, results of operations, or cash flows.

International, Foodservice, and Natural Foods

Net sales in the International, Foodservice, and Natural Foods segment increased nine percent in the second quarter of 2012, compared to 2011. Excluding the Rowland Coffee acquisition net sales impact of $3.8 million, the Europe’s Best® divestiture, and foreign exchange, segment net sales increased six percent over the same period. Price increases more than offset a three percent decline in volume and unfavorable sales mix. Volume gains in Santa Cruz Organic® beverages, Five Roses® flour, and Bick’s® pickles did not fully offset declines in nonbranded beverages and Folgers® coffee.

Segment profit decreased 24 percent in the second quarter of 2012, compared to 2011 primarily due to the $11.3 million loss on the divestiture of the Europe’s Best® business and an increase in marketing expenses. Segment profit margin declined in the second quarter of 2012 to 13.9 percent compared to 19.9 percent in the second quarter of 2011.

The International, Foodservice, and Natural Foods segment net sales increased 10 percent in the first six months of 2012, compared to 2011. Excluding acquisition, divestiture, and foreign exchange, segment net sales increased seven percent in the first six months of 2012, compared to 2011. Segment profit decreased 11 percent in the first six months of 2012, compared to 2011, reflecting the loss on the divestiture of the Europe’s Best® business, which was partially offset by favorable foreign exchange and the Rowland Coffee acquisition, and declined from 18.7 percent in the first six months of 2011 to 15.2 percent in 2012.

Financial Condition – Liquidity and Capital Resources

Liquidity

	Six Months Ended October 31,
(Dollars in millions)	2011	2010
Net cash provided by operating activities	$59.9	$19.5
Net cash used for investing activities	(472.0)	(109.8)
Net cash provided by financing activities	594.6	294.1

Net cash provided by operating activities	$59.9	$19.5
Additions to property, plant, and equipment	(135.7)	(62.1)

Free cash flow	$(75.8)	$(42.5)

Amounts may not add due to rounding.

On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facility. Total cash and cash equivalents at October 31, 2011, were $496.3 million compared to $319.8 million at April 30, 2011.

The Company typically expects a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period and the additional increase of coffee inventory in advance of the Atlantic hurricane season. As of October 31, 2011, inventory levels also include an additional buildup in preparation for the coffee production consolidation that is scheduled for later in fiscal 2012 under the Company’s restructuring plan as well as the impact of commodity cost increases on overall higher inventory levels. The Company typically expects cash provided by operations in the second half of the fiscal year to exceed the first half of the year, upon completion of the Company’s key promotional periods.

Cash provided by operating activities in the first six months of 2012 was $59.9 million, compared to $19.5 million in 2011, as cash generated from earnings offset working capital requirements in both periods. The increase in cash provided by operations in the first six months of 2012, compared to 2011, was driven by a decrease in working capital requirements as the increases in commodity costs on higher inventory levels were more than offset by the timing of income tax payments and the collection of trade receivable balances. As the Easter holiday occurred later in 2011, more of the collection cycle occurred in the first six months of 2012, compared to the first six months of 2011. Cash provided by operating activities in the first six months of 2012 included the net proceeds from the settlement of interest rate swaps of $17.7 million.

Cash used for investing activities was $472.0 million in the first six months of 2012, compared to $109.8 million in the same period of 2011. The increase in cash used for investing activities in 2012, compared to 2011, was primarily related to the use of $362.8 million for the Rowland Coffee acquisition. Capital expenditures were $135.7 million in the first six months of 2012, reflecting expenditures associated with the Company’s restructuring project, compared to $62.1 million in 2011. The Company expects total capital expenditures of approximately $250.0 million to $275.0 million in 2012.

Cash provided by financing activities during the first six months of 2012 was $594.6 million, consisting primarily of net proceeds of $748.6 million from the debt issued, offset by quarterly dividend payments of $104.8 million and the purchase of common shares of $44.6 million. During the first six months of 2011, total cash of $294.1 million was provided by financing activities consisting primarily of the issuance of $400.0 million in Senior Notes offset by $95.3 million in quarterly dividend payments. The increased dividend payments in 2012, compared to 2011, resulted from an increase in the quarterly dividend rate from $0.40 per common share paid in the first and second quarters of 2011 to $0.44 per common share and $0.48 per common share paid in the first quarter and second quarters of 2012, respectively, offset slightly by fewer shares outstanding.

Capital Resources

The following table presents the Company’s capital structure:

	October 31, 2011	April 30, 2011
	(Dollars in millions)
Long-term debt	$2,071.9	$1,304.0
Shareholders’ equity	5,363.3	5,292.4

Total capital	$7,435.2	$6,596.4

Amounts may not add due to rounding.

On October 18, 2011, the Company completed a public offering of $750.0 million in aggregate principal amount of 3.50 percent Notes due October 15, 2021. Interest is payable semiannually beginning April 15, 2012. The Company received proceeds of approximately $748.6 million, net of an offering discount of $1.4 million. The 3.50 percent Notes may be redeemed at any time prior to maturity, at the option of the Company. A portion of the net proceeds were used for the repayment of borrowings outstanding under the Company’s revolving credit facility resulting from funding the Rowland Coffee acquisition. The remainder of the proceeds will be used for general corporate purposes, including the anticipated acquisition of the majority of Sara Lee Corporation’s North American foodservice coffee and hot beverage business, expected to close near the beginning of calendar 2012.

On July 29, 2011, the Company entered into a second amended and restated credit agreement with a group of ten banks. The credit facility, which amends and restates in its entirety the $600.0 million credit agreement dated as of January 31, 2011, provides for an unsecured revolving credit line of $1.0 billion and matures July 29, 2016. At October 31, 2011, the Company did not have a balance outstanding under the revolving credit facility.

During the second quarter of 2012, the Company repurchased 540,900 common shares for approximately $38.9 million under the Company’s March 2011 Rule 10b5-1 trading plan, completing the purchase of shares included under the plan.

During November 2011, the Company repurchased 427,400 common shares for approximately $31.5 million leaving 2,072,600 available for future repurchase.

Absent any other material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under its credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, share repurchases, and interest on debt outstanding.

Non-GAAP Measures

The Company uses non-GAAP measures including net sales excluding acquisitions, divestiture, and foreign exchange rate impact; gross profit, operating income, income, and income per diluted share, excluding special project costs; and free cash flow as key measures for purposes of evaluating performance internally. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP measures supplements other metrics used by management to internally evaluate its businesses and facilitate the comparison of past and present operations. These non-GAAP measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure.

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(Dollars in millions, except per share data)
Reconciliation to gross profit:
Gross Profit	$498.7	$494.7	$929.8	$903.1
Cost of products sold — restructuring	11.8	12.1	21.5	21.5
Cost of products sold — merger and integration	0.9	—	1.7	—

Gross profit excluding special project costs	$511.4	$506.7	$952.9	$924.6

Reconciliation to operating income:
Operating income	$211.6	$240.0	$392.3	$405.2
Cost of products sold — restructuring	11.8	12.1	21.5	21.5
Cost of products sold — merger and integration	0.9	—	1.7	—
Other restructuring costs	10.4	8.3	20.3	26.4
Other merger and integration costs	6.9	2.8	11.6	5.4

Operating income excluding special project costs	$241.6	$263.2	$447.3	$458.6

Reconciliation to net income:
Income before income taxes	$193.2	$221.7	$360.0	$371.5
Cost of products sold — restructuring	11.8	12.1	21.5	21.5
Cost of products sold — merger and integration	0.9	—	1.7	—
Other restructuring costs	10.4	8.3	20.3	26.4
Other merger and integration costs	6.9	2.8	11.6	5.4

Income before income taxes, excluding special project costs	223.1	244.9	415.0	424.9
Income taxes, as adjusted	76.2	79.6	139.8	136.0

Income excluding special project costs	$147.0	$165.3	$275.2	$288.9
Weighted - average shares — assuming dilution	113,944,705	119,642,398	114,139,945	119,541,445
Income per common share excluding special project costs — assuming dilution	$1.29	$1.38	$2.41	$2.42

Amounts may not add due to rounding.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business, conducted at an arm’s length basis, and not material to the Company’s results of operations, financial condition, or cash flows.

The following table summarizes the Company’s contractual obligations at October 31, 2011.

	$0,000.0	$0,000.0	$0,000.0	$0,000.0	$0,000.0
(Dollars in millions)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$2,071.9	$—	$100.0	$199.0	$1,772.9
Operating lease obligations	88.5	13.0	40.7	20.9	13.9
Purchase obligations	1,135.6	809.7	325.9	—	—
Other long-term liabilities	180.5	—	3.7	—	176.8

Total	$3,476.5	$822.7	$470.3	$219.9	$1,963.6

Purchase obligations in the above table include agreements to purchase goods or services that are enforceable and legally binding on the Company. Included in this category are certain obligations related to normal, ongoing purchase obligations in which the Company has guaranteed payment to ensure availability of raw materials and packaging supplies. The Company expects to receive consideration for these purchase obligations in the form of materials. The purchase obligations in the above table do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The table excludes the liability for unrecognized tax benefits and tax-related net interest and penalties of approximately $23.5 million under FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, since the Company is unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at October 31, 2011, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated due to fixed-rate maturities. In an effort to achieve a mix of variable versus fixed-rate debt under favorable market conditions at the time, the Company entered into an interest rate swap in 2011 on a portion of its fixed-rate Senior Notes. The Company received a fixed rate and paid variable rates based on the London Interbank Offer Rate. The interest rate swap was designated as a fair value hedge against the changes in the fair value of the debt. The instrument was recognized at fair value in the Consolidated Balance Sheet at April 30, 2011, and changes in fair value were recognized in interest expense. The change in fair value of the interest rate swap was offset by the change in fair value of the long-term debt. In August 2011, the Company terminated this interest rate swap agreement prior to maturity. As a result of the early termination, the Company received $27.0 million in cash, which included $3.1 million of interest receivable, and will realize a $23.9 million reduction of future interest expense through November 1, 2018, the maturity date of the underlying debt. The unamortized benefit at October 31, 2011, was $23.3 million and was recorded as an increase in the long-term debt balance.

In August 2011, the Company entered into a forward-starting interest rate swap agreement to partially hedge the risk of an increase in the benchmark interest rate during the period leading up to the $750.0 million 3.50 percent Notes public offering. The hedge was designated as a cash flow hedge. The mark-to-market gains or losses on the swap were deferred and included as a component of accumulated other comprehensive (loss)

income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affected earnings. In October 2011, in conjunction with the pricing of the 3.50 percent Notes, the Company terminated the interest rate swap prior to maturity resulting in a loss of $6.2 million. The resulting loss will be recognized in interest expense over the life of the related debt. The ineffective portion of the hedge was reclassified to interest expense upon termination of the swap.

Based on the Company’s overall interest rate exposure as of and during the three-month and six-month periods ended October 31, 2011, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. In measuring interest rate risk by the amount of net change in fair value of the Company’s liabilities, a hypothetical one percent decrease in interest rates at October 31, 2011, would increase the fair value of the Company’s long-term debt by approximately $90.6 million.

Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2011, are not expected to result in a significant impact on future earnings or cash flows.

The Company utilizes foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive (loss) income. These gains or losses are reclassified to earnings in the period the contract is executed. Based on the Company's hedged foreign currency positions as of October 31, 2011, a hypothetical 10 percent change in exchange rates would result in a loss of fair value of approximately $6.0 million.

Revenues from customers outside the U.S. represented approximately 10 percent of net sales during the three-month and six-month periods ended October 31, 2011. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.

Commodity Price Risk. Raw materials and other commodities used by the Company are subject to price volatility caused by supply and demand conditions, political and economic variables, weather, investor speculation, and other unpredictable factors. To manage the volatility related to anticipated commodity purchases, the Company uses futures and options with maturities generally less than one year. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive (loss) income to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately.

The following sensitivity analysis presents the Company’s potential loss of fair value resulting from a hypothetical 10 percent change in market prices.

(Dollars in millions)	October 31, 2011	April 30, 2011
Raw material commodities:
High	$22.8	$24.5
Low	7.0	6.6
Average	14.4	14.7

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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, peanuts, and sugar, are procured and the related impact on costs;

•

risks associated with derivative and purchasing strategies employed by the Company to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact the Company’s liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement and realize the full benefit of price changes and the competitive response;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the ability of the Company to successfully integrate acquired and merged businesses in a timely and cost effective manner;

•	the successful completion of the Company’s anticipated acquisition of the majority of Sara Lee Corporation’s North American foodservice coffee and hot beverage business;

•	the successful completion of the Company’s restructuring programs, and the ability to realize anticipated savings and other potential benefits within the time frames currently contemplated;

•	the impact of food security concerns involving either the Company or its competitors’ products;

•	the impact of accidents and natural disasters, including crop failures and storm damage;

•	the concentration of certain of the Company’s businesses with key customers and suppliers and the ability to manage and maintain key relationships;

•	the loss of significant customers, a substantial reduction in orders from these customers, or the bankruptcy of any such customer;

•	changes in consumer coffee preferences and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	a downgrade in the Company’s public credit rating by a rating agency;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of the Company’s capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•

risks related to other factors described under “Risk Factors” in other reports and statements filed by the Company with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.

Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011, as revised in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission in connection with evaluating the Company, its business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2011—August 31, 2011	546,561	$71.76	540,900	2,500,000
September 1, 2011—September 30, 2011	0	0	0	2,500,000
October 1, 2011—October 31, 2011	2,506	63.71	0	2,500,000

Total	549,067	$71.72	540,900	2,500,000

Information set forth in the table above represents activity in the Company’s second fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	In January 2011, the Board of Directors authorized management to repurchase up to five million common shares at its discretion with no established expiration date. As of October 31, 2011, the Company has repurchased 2,500,000 shares completing its March 2011 Rule 10b5-1 trading plan and 2,500,000 shares remain available for future repurchase.

During November 2011, the Company repurchased 427,400 common shares for approximately $31.5 million leaving 2,072,600 available for future repurchase.

Item 6. Exhibits.

See the Index of Exhibits that appears on Page No. 40 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 9, 2011	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
By: RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended Regulations of The J. M. Smucker Company, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 19, 2011 (Commission File No. 001-5111).

4.1	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 18, 2011 (Commission File No. 001-5111).

4.2	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the Guarantors, and U.S. Bank National Association, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 18, 2011 (Commission File No. 001-5111).

4.7	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among KeyBank National Association and Bank of Montreal, as administrative agents, and the other parties identified therein, incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed on October 13, 2011.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document