Form 10-Q
period 2012-01-31
SMUCKER J M CO
filed 2012-03-09
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

The Company had 112,018,740 common shares outstanding on February 29, 2012.

The Exhibit Index is located at Page No. 43.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Net sales	$1,467,641	$1,312,351	$4,170,429	$3,638,576
Cost of products sold	988,825	821,086	2,738,715	2,222,681
Cost of products sold - restructuring	12,022	16,851	33,492	38,376
Cost of products sold - merger and integration	1,109	0	2,784	0

Gross Profit	465,685	474,414	1,395,438	1,377,519
Selling, distribution, and administrative expenses	225,016	214,325	678,170	640,407
Amortization	22,031	18,515	62,825	55,513
Impairment charges	0	17,155	0	17,155
Other restructuring costs	13,549	8,414	33,802	34,863
Other merger and integration costs	5,873	2,746	17,429	8,175
Loss on sale of business	0	0	11,287	0
Other operating (income) expense - net	(1,150)	297	(758)	3,241

Operating Income	200,366	212,962	592,683	618,165
Interest income	464	779	1,090	1,784
Interest expense	(23,599)	(18,132)	(58,469)	(53,176)
Other income - net	4	170	1,958	487

Income Before Income Taxes	177,235	195,779	537,262	567,260
Income taxes	60,391	63,784	181,648	182,658

Net Income	$116,844	$131,995	$355,614	$384,602

Earnings per common share:
Net Income	$1.03	$1.12	$3.12	$3.23

Net Income - Assuming Dilution	$1.03	$1.11	$3.12	$3.23

Dividends declared per common share	$0.48	$0.44	$1.44	$1.24

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2012	April 30, 2011
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$370,428	$319,845
Trade receivables, less allowances	364,724	344,410
Inventories:
Finished products	630,611	518,243
Raw materials	360,204	345,336

	990,815	863,579
Other current assets	80,026	109,165

Total Current Assets	1,805,993	1,636,999
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	88,429	77,074
Buildings and fixtures	407,870	347,950
Machinery and equipment	1,154,037	1,022,670
Construction in progress	171,604	76,778

	1,821,940	1,524,472
Accumulated depreciation	(757,641)	(656,590)

Total Property, Plant, and Equipment	1,064,299	867,882
OTHER NONCURRENT ASSETS
Goodwill	3,033,531	2,812,746
Other intangible assets, net	3,233,960	2,940,010
Other noncurrent assets	98,091	66,948

Total Other Noncurrent Assets	6,365,582	5,819,704

	$9,235,874	$8,324,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$232,415	$234,916
Accrued trade marketing and merchandising	54,091	62,588
Other current liabilities	207,829	185,172

Total Current Liabilities	494,335	482,676
NONCURRENT LIABILITIES
Long-term debt	2,071,202	1,304,039
Deferred income taxes	1,029,921	1,042,823
Other noncurrent liabilities	256,276	202,684

Total Noncurrent Liabilities	3,357,399	2,549,546
SHAREHOLDERS’ EQUITY
Common shares	28,314	28,543
Additional capital	4,372,548	4,396,592
Retained income	1,018,576	866,933
Amount due from ESOP Trust	(2,572)	(3,334)
Accumulated other comprehensive (loss) income	(32,726)	3,629

Total Shareholders’ Equity	5,384,140	5,292,363

	$9,235,874	$8,324,585

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2012	2011
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$355,614	$384,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,756	83,475
Depreciation - restructuring and merger and integration	31,749	38,263
Amortization	62,825	55,513
Impairment charges	0	17,155
Share-based compensation expense	16,524	17,986
Other noncash restructuring charges	6,942	6,986
Loss on sale of assets - net	3,108	1,811
Loss on sale of business	11,287	0
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(8,434)	(50,183)
Inventories	(78,362)	(78,598)
Accounts payable and accrued items	(653)	36,592
Proceeds from settlement of interest rate swaps - net	17,718	0
Defined benefit pension contributions	(6,997)	(13,432)
Accrued and prepaid income taxes	(30,116)	(97,898)
Other - net	4,278	(7,892)

Net cash provided by operating activities	469,239	394,380
INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	(742,355)	0
Additions to property, plant, and equipment	(196,891)	(111,133)
Proceeds from sale of business	9,268	0
Sale and maturity of marketable securities	18,600	37,100
Purchases of marketable securities	0	(75,637)
Proceeds from disposal of property, plant, and equipment	2,784	5,002
Other - net	(1,021)	(99)

Net cash used for investing activities	(909,615)	(144,767)
FINANCING ACTIVITIES
Repayments of long-term debt	0	(10,000)
Proceeds from long-term debt - net	748,560	400,000
Quarterly dividends paid	(159,389)	(143,065)
Purchase of treasury shares	(90,522)	(247,329)
Proceeds from stock option exercises	1,719	9,969
Other - net	(2,915)	4,993

Net cash provided by financing activities	497,453	14,568
Effect of exchange rate changes	(6,494)	1,832

Net increase in cash and cash equivalents	50,583	266,013
Cash and cash equivalents at beginning of period	319,845	283,570

Cash and cash equivalents at end of period	$370,428	$549,583

( )	Denotes use of cash

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

Operating results for the nine-month period ended January 31, 2012, are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. For further information, reference is made to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011, as updated by the Current Report on Form 8-K filed on October 13, 2011.

Note B – Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides clarification about the application of existing fair value measurement and disclosure requirements and expands certain other disclosure requirements. This ASU will be effective February 1, 2012, for the Company. The Company anticipates the adoption of ASU 2011-04 will not impact the financial statements, but will expand the disclosures related to fair value measurements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of net income and other comprehensive income to be in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the components that are recognized in net income or other comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income while the FASB further deliberates this aspect of the standard. ASU 2011-05, as amended by ASU 2011-12, will be effective May 1, 2012, for the Company; however, early adoption is permitted. Adoption of this guidance requires retrospective application and will affect the presentation of certain elements of the Company’s financial statements, but will not otherwise have an impact on the financial statements.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires the disclosure of both gross and net information about instruments and transactions eligible for offset in the consolidated balance sheet. This ASU will be effective May 1, 2013, for the Company and will require retrospective application. The Company anticipates the adoption of ASU 2011-11 will not impact the financial statements, but will expand the disclosures related to derivative instruments.

Note C – Acquisitions

On January 3, 2012, the Company completed the acquisition of a majority of the North American foodservice coffee and hot beverage business of the Sara Lee Corporation (“Sara Lee”), including a state-of-the-art liquid coffee manufacturing facility in Suffolk, Virginia, for $425.7 million in an all-cash transaction. Utilizing proceeds from the 3.50 percent Notes issued in October 2011, the Company paid $380.7 million at closing and will pay Sara Lee an additional $50.0 million in declining installments over the next ten years. The additional $50.0 million obligation is included in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet and is recorded at a present value of $45.0 million. In addition, the Company has incurred one-time costs of $4.2 million through January 31, 2012, directly related to the merger and integration of the acquired Sara Lee foodservice business and the charges were reported in other merger and integration costs in the Condensed Statements of Consolidated Income. Total one-time costs related to the acquisition are estimated to total approximately $25.0 million, nearly all of which are cash related and are primarily related to transition services provided by Sara Lee and employee separation and relocation costs. The Company expects these costs to be incurred over the next three fiscal years.

The acquisition included Sara Lee’s market-leading liquid coffee concentrate business sold under the licensed Douwe Egberts® brand, along with a variety of roast and ground coffee, cappuccino, tea, and cocoa products, sold through foodservice channels in North America. Liquid coffee concentrate adds a unique, high quality, and technology driven form of coffee to the Company’s existing foodservice product offering.

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

Assets acquired:
Cash and cash equivalents	$1,221
Other current assets	42,619
Property, plant, and equipment	93,566
Intangible assets	156,900
Goodwill	135,549
Other noncurrent assets	863

Total assets acquired	$430,718

Liabilities assumed:
Current liabilities	$3,599
Noncurrent liabilities	1,389

Total liabilities assumed	$4,988

Net assets acquired	$425,730

The allocation of the purchase price is preliminary and subject to adjustment following the completion of the valuation process and working capital adjustment. Goodwill of $135.5 million was assigned to the International, Foodservice, and Natural Foods segment. Of the total goodwill, $123.5 million is deductible for tax purposes.

The purchase price allocated to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives:
Customer relationships (10-year useful life)	$110,000
Technology (10-year useful life)	24,200
Trademark (6-year weighted-average useful life)	22,700

Total intangible assets	$156,900

The results of operations of the Sara Lee foodservice business are included in the Company’s consolidated financial statements from the date of acquisition and include $26.9 million of total net sales, included in the International, Foodservice, and Natural Foods segment financial results, and did not have a material impact on segment profit for the three and nine months ended January 31, 2012.

On May 16, 2011, the Company completed the acquisition of the coffee brands and business operations of Rowland Coffee Roasters, Inc. (“Rowland Coffee”), a privately-held company headquartered in Miami, Florida, for $362.8 million. The acquisition included a manufacturing, distribution, and office facility in Miami. The Company utilized cash on hand and borrowed $180.0 million under its revolving credit facility to fund the transaction. In addition, the Company has incurred one-time costs of $7.6 million through January 31, 2012, directly related to the merger and integration of Rowland Coffee, which includes approximately $2.8 million in noncash expense items that were reported in cost of products sold. The remaining charges were reported in other merger and integration costs in the Condensed Statements of Consolidated Income. Total one-time costs related to the acquisition are estimated to be between $25.0 million and $30.0 million, including approximately $15.0 million of noncash charges, primarily accelerated depreciation, associated with consolidating coffee production currently in Miami into the Company’s existing facilities in New Orleans, Louisiana. The Company expects these costs to be incurred over the next two to three fiscal years.

The acquisition of Rowland Coffee, a leading producer of espresso coffee in the U.S., strengthens and broadens the Company’s leadership in the U.S. retail coffee category by adding the leading Hispanic brands, Café Bustelo® and Café PilonTM, to the Company’s portfolio of brands.

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

Goodwill of $84.9 million and $6.8 million was assigned to the U.S. Retail Coffee and the International, Foodservice, and Natural Foods segments, respectively. Of the total goodwill, $87.1 million is deductible for tax purposes.

The purchase price allocated to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives:
Customer relationships (19-year weighted-average useful life)	$147,800
Trademark (10-year useful life)	1,600
Intangible assets with indefinite lives:
Trademarks	$64,100

Total intangible assets	$213,500

The results of operations of the Rowland Coffee business are included in the Company’s consolidated financial statements from the date of acquisition and include $33.0 million and $86.7 million of total net sales and $6.9 million and $12.2 million of total segment profit included in the U.S. Retail Coffee and International, Foodservice, and Natural Foods segment financial results for the three months and nine months ended January 31, 2012, respectively.

If the Rowland Coffee and Sara Lee foodservice business acquisitions had occurred on May 1, 2010, consolidated net sales would have been approximately $4.0 billion and $4.4 billion for the nine months ended January 31, 2011 and 2012, respectively, and the contribution of the acquired businesses would not have had a material impact to reported consolidated earnings for the nine months ended January 31, 2011 and 2012.

Note D – Restructuring

During calendar 2010, the Company announced its plan to restructure its coffee, fruit spreads, and Canadian pickle and condiments operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative is a long-term investment to optimize production capacity and lower the overall cost structure. It includes capital investments for a new state-of-the-art food manufacturing facility in Orrville, Ohio, consolidation of coffee production in New Orleans, Louisiana, and the transition of the Company’s pickle and condiments production to third-party manufacturers.

During the third quarter of 2012, the Company increased anticipated restructuring costs from approximately $235.0 million to $245.0 million, consisting primarily of increases to employee separation and site preparation and equipment relocation charges. The Company has incurred restructuring costs of $175.0 million through January 31, 2012. The balance of the costs is anticipated to be recognized over the next two fiscal years.

Upon completion in 2014, the restructuring plan will result in a reduction of approximately 850 full-time positions and the closing of six of the Company’s facilities – Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario. The Sherman, Dunnville, and Delhi Township facilities have been closed.

The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

	Long-Lived Asset Charges	Employee Separation	Site Preparation and Equipment Relocation	Production Start-up	Other Costs	Total
Total expected restructuring charge	$105,000	$71,000	$31,000	$26,000	$12,000	$245,000

Balance at May 1, 2010	$0	$1,089	$0	$0	$0	$1,089
Charge to expense	53,569	36,010	6,192	5,194	992	101,957
Cash payments	0	(18,361)	(6,192)	(5,194)	(992)	(30,739)
Noncash utilization	(53,569)	(8,540)	0	0	0	(62,109)

Balance at April 30, 2011	$0	$10,198	$0	$0	$0	$10,198
Charge to expense	29,136	18,551	8,883	9,241	1,483	67,294
Cash payments	0	(11,634)	(8,883)	(9,241)	(1,483)	(31,241)
Noncash utilization	(29,136)	(6,942)	0	0	0	(36,078)

Balance at January 31, 2012	$0	$10,173	$0	$0	$0	$10,173

Remaining expected restructuring charge	$18,425	$15,300	$15,518	$11,549	$9,246	$70,038

During the three and nine months ended January 31, 2012, total restructuring charges of $25,571 and $67,294, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $12,022 and $33,492 were reported in cost of products sold in the three and nine months ended January 31, 2012, respectively. During the three and nine months ended January 31, 2011, total restructuring charges of $25,265 and $73,239, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $16,851 and $38,376 were reported in cost of products sold in the three and nine months ended January 31, 2011, respectively. The remaining charges were reported in other restructuring costs. The restructuring costs classified as cost of products sold primarily include long-lived asset charges for accelerated depreciation related to property, plant, and equipment that will be used at the affected production facilities until they are closed or sold.

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

The following table summarizes amounts related to share-based payments.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Share-based compensation expense included in selling, distribution, and administrative expenses	$3,576	$4,495	$14,320	$14,803
Share-based compensation expense included in other merger and integration costs	394	1,223	2,204	3,183
Share-based compensation expense included in other restructuring costs	21	16	86	190

Total share-based compensation expense	$3,991	$5,734	$16,610	$18,176

Related income tax benefit	$1,366	$1,872	$5,616	$5,853

As of January 31, 2012, total compensation cost related to nonvested share-based awards not yet recognized was approximately $32,932. The weighted-average period over which this amount is expected to be recognized is approximately 3.1 years.

Note F – Common Shares

The following table sets forth common share information.

	January 31, 2012	April 30, 2011
Common shares authorized	150,000,000	150,000,000
Common shares outstanding	113,255,750	114,172,122
Treasury shares	15,349,415	14,432,043

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

The following table sets forth reportable segment information.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Net sales:
U.S. Retail Coffee	$637,886	$554,667	$1,755,518	$1,425,524
U.S. Retail Consumer Foods	556,549	518,492	1,631,241	1,510,059
International, Foodservice, and Natural Foods	273,206	239,192	783,670	702,993

Total net sales	$1,467,641	$1,312,351	$4,170,429	$3,638,576

Segment profit:
U.S. Retail Coffee	$138,346	$158,093	$418,015	$419,074
U.S. Retail Consumer Foods	106,645	102,160	301,619	308,642
International, Foodservice, and Natural Foods	39,029	29,890	116,565	116,831

Total segment profit	$284,020	$290,143	$836,199	$844,547

Interest income	464	779	1,090	1,784
Interest expense	(23,599)	(18,132)	(58,469)	(53,176)
Share-based compensation expense	(3,576)	(4,495)	(14,320)	(14,803)
Cost of products sold - restructuring	(12,022)	(16,851)	(33,492)	(38,376)
Cost of products sold - merger and integration	(1,109)	0	(2,784)	0
Other restructuring costs	(13,549)	(8,414)	(33,802)	(34,863)
Other merger and integration costs	(5,873)	(2,746)	(17,429)	(8,175)
Corporate administrative expenses	(47,525)	(44,675)	(141,689)	(130,165)
Other income - net	4	170	1,958	487

Income before income taxes	$177,235	$195,779	$537,262	$567,260

Note H – Debt and Financing Arrangements

Long-term debt consists of the following:

	January 31, 2012	April 30, 2011
4.78% Senior Notes due June 1, 2014	$100,000	$100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	398,601	380,039
3.50% Notes due October 15, 2021	748,601	0
5.55% Senior Notes due April 1, 2022	400,000	400,000
4.50% Senior Notes due June 1, 2025	400,000	400,000

Total long-term debt	$2,071,202	$1,304,039

On October 18, 2011, the Company completed a public issuance of $750.0 million in aggregate principal amount of 3.50 percent Notes due October 15, 2021. Interest is payable semiannually beginning April 15, 2012. The Company received proceeds of approximately $748.6 million, net of an offering discount of $1.4 million. The discount is being amortized to interest expense over the life of the 3.50 percent Notes resulting in an effective rate of 3.52 percent. The 3.50 percent Notes may be redeemed at any time prior to maturity, at the option of the Company. The 3.50 percent Notes are senior unsecured obligations and rank equally with the Company’s other unsecured and unsubordinated debt and are guaranteed fully and unconditionally, on a joint and several basis, by J.M. Smucker LLC and The Folgers Coffee Company, two of the Company’s wholly-owned subsidiaries. A portion of the net proceeds was used to fund the Sara Lee foodservice business acquisition and for the repayment of borrowings outstanding under the Company’s revolving credit facility resulting from funding the Rowland Coffee acquisition. The remainder will be used for general corporate purposes, including share repurchases.

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

In 2011, the Company entered into an interest rate swap on the 6.63 percent Senior Notes due November 1, 2018, converting the Senior Notes from a fixed to a variable-rate basis until maturity. The interest rate swap was designated as a fair value hedge of the underlying debt obligation with a notional amount of $376.0 million. In August 2011, the Company terminated the interest rate swap agreement prior to maturity. As a result of the early termination, the Company received $27.0 million in cash, which included $3.1 million of interest receivable, and realized a gain of $23.9 million, which was deferred and will be recognized as a reduction of future interest expense through November 1, 2018. The unamortized benefit at January 31, 2012, was $22.6 million and the fair value adjustment of the interest rate swap at April 30, 2011, was $4.0 million and both were recorded as an increase in the long-term debt balance. For additional information, see Note M – Derivative Financial Instruments.

All of the Company’s Senior Notes are unsecured and interest is paid semiannually. Scheduled payments are required on the 5.55 percent Senior Notes, the first of which is $50.0 million on April 1, 2013, and on the 4.50 percent Senior Notes, the first of which is $100.0 million on June 1, 2020.

On July 29, 2011, the Company entered into a second amended and restated credit agreement with a group of ten banks. The credit facility, which amends and restates in its entirety the $600.0 million credit agreement dated as of January 31, 2011, provides for an unsecured revolving credit line of $1.0 billion and matures July 29, 2016. The Company’s borrowings under the credit facility bear interest based on prevailing U.S. Prime Rate, Canadian Base Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, as determined by the Company. Interest is payable either on a quarterly basis or at the end of the borrowing term. At January 31, 2012, the Company did not have a balance outstanding under the revolving credit facility.

The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. The Company is in compliance with all covenants.

Note I – Earnings per Share

The following tables set forth the computation of net income per common share and net income per common share – assuming dilution.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Computation of net income per share:
Net income	$116,844	$131,995	$355,614	$384,602
Net income allocated to participating securities	974	1,311	3,394	3,788

Net income allocated to common shareholders	$115,870	$130,684	$352,220	$380,814

Weighted-average common shares outstanding	112,493,822	117,155,509	112,783,014	117,875,340

Net income per common share	$1.03	$1.12	$3.12	$3.23

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Computation of net income per share - assuming dilution:
Net income	$116,844	$131,995	$355,614	$384,602
Net income allocated to participating securities	973	1,311	3,394	3,786

Net income allocated to common shareholders	$115,871	$130,684	$352,220	$380,816

Weighted-average common shares outstanding	112,493,822	117,155,509	112,783,014	117,875,340
Dilutive effect of stock options	49,125	103,246	52,811	124,402

Weighted-average common shares outstanding - assuming dilution	112,542,947	117,258,755	112,835,825	117,999,742

Net income per common share - assuming dilution	$1.03	$1.11	$3.12	$3.23

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Weighted-average common shares outstanding	112,493,822	117,155,509	112,783,014	117,875,340
Weighted-average participating shares outstanding	945,330	1,175,525	1,086,897	1,172,646

Total weighted-average shares outstanding	113,439,152	118,331,034	113,869,911	119,047,986
Dilutive effect of stock options	49,125	103,246	52,811	124,402

Total weighted-average shares outstanding - assuming dilution	113,488,277	118,434,280	113,922,722	119,172,388

Note J – Pensions and Other Postretirement Benefits

The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$2,003	$1,884	$586	$405
Interest cost	6,523	6,373	762	695
Expected return on plan assets	(6,672)	(6,729)	0	0
Recognized net actuarial loss (gain)	2,151	3,160	(10)	(134)
Termination benefit cost	1,838	178	2,030	0
Curtailment loss (gain)	1,124	0	(115)	0
Other	271	294	(106)	(122)

Net periodic benefit cost	$7,238	$5,160	$3,147	$844

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$6,041	$5,603	$1,656	$1,215
Interest cost	19,646	19,079	2,314	2,076
Expected return on plan assets	(20,271)	(20,060)	0	0
Recognized net actuarial loss (gain)	7,424	7,085	(33)	(402)
Termination benefit cost	1,838	8,375	2,030	2,413
Curtailment loss (gain)	1,124	4,091	(115)	0
Other	856	871	(319)	(366)

Net periodic benefit cost	$16,658	$25,044	$5,533	$4,936

Upon completion of the restructuring plan discussed in Note D – Restructuring, approximately 850 full-time positions will be reduced. The Company has included the estimated impact of the planned reductions in measuring the net periodic benefit cost of the defined benefit pension and other postretirement benefit plans for the three months and nine months ended January 31, 2012 and 2011. Included above are charges recognized during the three months and nine months ended January 31, 2012 and 2011, for termination benefits and curtailment as a result of the restructuring plan.

Note K – Comprehensive Income

The following table summarizes the components of comprehensive income.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Net income	$116,844	$131,995	$355,614	$384,602
Other comprehensive (loss) income:
Foreign currency translation adjustments	(459)	6,387	(18,672)	5,321
Unrealized gain (loss) on available-for-sale securities	1,499	794	(330)	758
Unrealized gain (loss) on cash flow hedging derivatives, net	995	(885)	(21,131)	5,857
Unrealized (loss) gain on pension and other postretirement liabilities	(6,270)	819	(6,270)	519
Income tax benefit (expense)	1,360	(234)	10,048	(2,780)

Comprehensive Income	$113,969	$138,876	$319,259	$394,277

Note L – Contingencies

The Company, like other food manufacturers, is from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. The Company is currently a defendant in a variety of such legal proceedings. The Company cannot predict with certainty the ultimate results of these proceedings or reasonably determine a range of potential loss. The Company’s policy is to accrue costs for contingent liabilities when such liabilities are probable and amounts can be reasonably estimated. Based on the information known to date, the Company does not believe the final outcome of these proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The following table sets forth the fair value of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2012		April 30, 2011
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Commodity contracts	$350	$1,754	$3,408	$0	$0
Interest rate contract	0	0	5,423	0	1,384

Total derivatives designated as hedging instruments	$350	$1,754	$8,831	$0	$1,384

Derivatives not designated as hedging instruments:
Commodity contracts	$2,223	$2,921	$9,887	$5,432	$0
Foreign currency exchange contracts	56	224	317	3,204	0

Total derivatives not designated as hedging instruments	$2,279	$3,145	$10,204	$8,636	$0

Total derivatives instruments	$2,629	$4,899	$19,035	$8,636	$1,384

The Company has elected to not offset fair value amounts recognized for commodity derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $10,289 and $12,292 at January 31, 2012 and April 30, 2011, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
(Losses) gains recognized in other comprehensive (loss) income (effective portion)	$(681)	$4,788	$(10,941)	$17,822
(Losses) gains reclassified from accumulated other comprehensive (loss) income to cost of products sold (effective portion)	(1,546)	5,673	4,146	11,965

Change in accumulated other comprehensive (loss) income	$865	$(885)	$(15,087)	$5,857

Gains (losses) recognized in cost of products sold (ineffective portion)	$15	$84	$(498)	$458

Included as a component of accumulated other comprehensive (loss) income at January 31, 2012 and April 30, 2011, were deferred pre-tax losses of $5,657 and deferred pre-tax gains of $9,430, respectively, related to commodity contracts. The related tax impact recognized in accumulated other comprehensive (loss) income was a benefit of $2,057 and expense of $3,430 at January 31, 2012 and April 30, 2011, respectively. The entire amount of the deferred loss included in accumulated other comprehensive loss at January 31, 2012, is expected to be recognized in earnings within one year as the related commodity is sold.

The following table presents information on the pre-tax losses recognized on the interest rate swap designated as a cash flow hedge.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Losses recognized in other comprehensive (loss) income (effective portion)	$0	$0	$(6,192)	$0
Losses reclassified from accumulated other comprehensive (loss) income to interest expense (effective portion)	(130)	0	(148)	0

Change in accumulated other comprehensive (loss) income	$130	$0	$(6,044)	$0

Losses recognized in interest expense (ineffective portion)	$0	$0	$(19)	$0

Included as a component of accumulated other comprehensive loss at January 31, 2012, were deferred pre-tax losses of $6,044 related to the termination of the interest rate contract. The related tax benefit recognized in accumulated other comprehensive loss was $2,180 at January 31, 2012. Approximately $300 of the loss will be recognized over the next 12 months.

The following table presents the net realized and unrealized gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Gains (losses) on commodity contracts	$1,008	$(359)	$16,812	$4,488
Gains (losses) on foreign currency exchange contracts	117	(863)	1,772	(593)

Gains (losses) recognized in cost of products sold (derivatives not designated as hedging instruments)	$1,125	$(1,222)	$18,584	$3,895

The following table presents the gross contract notional value of outstanding derivative contracts.

	January 31, 2012	April 30, 2011
Commodity contracts	$462,604	$869,107
Foreign currency exchange contracts	74,255	73,158
Interest rate contract	0	376,000

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

	January 31, 2012		April 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities	$0	$0	$18,600	$18,600
Other investments	41,673	41,673	41,560	41,560
Derivatives financial instruments, net	(2,270)	(2,270)	9,015	9,015
Long-term debt	2,071,202	2,570,053	1,304,039	1,648,614

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2012	Fair Value at April 30, 2011
Marketable securities: (A)	$0	$0	$0	$0	$18,600
Other investments: (B)
Equity mutual funds	13,152	0	0	13,152	14,011
Municipal obligations	0	20,575	0	20,575	20,042
Other investments	903	7,043	0	7,946	7,507
Derivatives: (C)
Commodity contracts, net	(1,173)	(929)	0	(2,102)	7,863
Foreign currency exchange contracts, net	56	(224)	0	(168)	(2,887)
Interest rate contract, net	0	0	0	0	4,039

Total financial assets measured at fair value	$12,938	$26,465	$0	$39,403	$69,175

(A)

The Company’s marketable securities consisted entirely of commercial paper at April 30, 2011, and were broker-priced and valued by a third party using an evaluated pricing methodology. An evaluated pricing methodology is a valuation technique which uses inputs that are derived principally from or corroborated by observable market data. All securities had matured or were sold prior to January 31, 2012.

(B)

The Company’s other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets and municipal obligations valued by a third party using an evaluated pricing methodology. As of January 31, 2012 the Company’s municipal obligations are scheduled to mature as follows: $304 in 2012, $3,344 in 2013, $740 in 2014, $2,751 in 2015, and $13,436 in 2016 and beyond.

(C)

The Company’s commodity contract and foreign currency exchange contract derivatives are valued using quoted market prices. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. The Company’s interest rate contract derivative was valued using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single discounted present value. For additional information, see Note M – Derivative Financial Instruments.

Note O – Income Taxes

During the three-month period ended January 31, 2012, the Company’s effective tax rate increased to 34.1 percent, compared to 32.6 percent for the three-month period ended January 31, 2011. The increase in the effective tax rate is primarily due to an increase in state income tax expense and a lower domestic manufacturing deduction in 2012, and the release of unrecognized tax benefits due to the expiration of the statute of limitations periods in 2011.

During the nine-month period ended January 31, 2012, the Company’s effective tax rate increased to 33.8 percent compared to 32.2 percent for the nine-month period ended January 31, 2011. The increase in the effective tax rate is primarily due to higher state income tax expense in 2012, and the release of unrecognized tax benefits due to the expiration of the statute of limitations periods and a favorable federal income tax determination in 2011.

At January 31, 2012, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction partially offset by state income taxes.

Within the next 12 months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $1.1 million, primarily as a result of expiring statute of limitations periods.

Note P – Guarantor and Non-Guarantor Financial Information

On October 13, 2011, the Company filed a registration statement on Form S-3 registering certain securities described therein, including debt securities which are guaranteed by certain of the Company’s subsidiaries. The Company issued $750.0 million of 3.50 percent Notes pursuant to the registration statement that are fully and unconditionally guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company: J.M. Smucker LLC and The Folgers Coffee Company (the “subsidiary guarantors”). The following condensed consolidated financial information for the Company, the subsidiary guarantors, and the non-guarantor subsidiaries is provided. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for investments in subsidiaries using the equity method.

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

Three Months Ended January 31, 2012

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,159,940	$396,539	$1,040,114	$(1,128,952)	$1,467,641
Cost of products sold	1,038,288	357,429	741,938	(1,135,699)	1,001,956

Gross Profit	121,652	39,110	298,176	6,747	465,685
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	60,727	19,867	163,844	0	244,438
Amortization	1,550	0	20,481	0	22,031
Other operating (income) expense - net	(627)	(717)	194	0	(1,150)

Operating Income	60,002	19,960	113,657	6,747	200,366
Interest (expense) income - net	(23,353)	721	(503)	0	(23,135)
Other (expense) income - net	(11)	96	(81)	0	4
Equity in net earnings of subsidiaries	95,637	55,084	20,048	(170,769)	0

Income Before Income Taxes	132,275	75,861	133,121	(164,022)	177,235
Income taxes	15,431	245	44,715	0	60,391

Net Income	$116,844	$75,616	$88,406	$(164,022)	$116,844

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

Three Months Ended January 31, 2011

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,039,686	$724,452	$1,111,319	$(1,563,106)	$1,312,351
Cost of products sold	854,876	658,021	891,142	(1,566,102)	837,937

Gross Profit	184,810	66,431	220,177	2,996	474,414
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	53,336	16,315	155,834	0	225,485
Amortization and impairment charges	1,297	16,168	18,205	0	35,670
Other operating expense (income) - net	394	139	(236)	0	297

Operating Income	129,783	33,809	46,374	2,996	212,962
Interest (expense) income - net	(17,565)	975	(763)	0	(17,353)
Other income (expense) - net	1	201	(32)	0	170
Equity in net earnings of subsidiaries	56,541	23,556	18,610	(98,707)	0

Income Before Income Taxes	168,760	58,541	64,189	(95,711)	195,779
Income taxes	36,765	5,400	21,619	0	63,784

Net Income	$131,995	$53,141	$42,570	$(95,711)	$131,995

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

Nine Months Ended January 31, 2012

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,258,136	$1,179,939	$2,915,302	$(3,182,948)	$4,170,429
Cost of products sold	2,853,831	1,074,723	2,028,091	(3,181,654)	2,774,991

Gross Profit	404,305	105,216	887,211	(1,294)	1,395,438
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	183,782	46,291	499,328	0	729,401
Amortization	4,228	0	58,597	0	62,825
Loss on sale of business and other operating (income) expense - net	(711)	(469)	11,709	0	10,529

Operating Income	217,006	59,394	317,577	(1,294)	592,683
Interest (expense) income - net	(58,071)	2,671	(1,979)	0	(57,379)
Other income - net	678	330	950	0	1,958
Equity in net earnings of subsidiaries	250,596	164,707	59,715	(475,018)	0

Income Before Income Taxes	410,209	227,102	376,263	(476,312)	537,262
Income taxes	54,595	893	126,160	0	181,648

Net Income	$355,614	$226,209	$250,103	$(476,312)	$355,614

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

Nine Months Ended January 31, 2011

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,855,653	$2,090,882	$3,105,275	$(4,413,234)	$3,638,576
Cost of products sold	2,326,332	1,890,370	2,440,741	(4,396,386)	2,261,057

Gross Profit	529,321	200,512	664,534	(16,848)	1,377,519
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	156,278	62,810	464,357	0	683,445
Amortization and impairment charges	3,890	48,504	20,274	0	72,668
Other operating (income) expense - net	(326)	1,132	2,435	0	3,241

Operating Income	369,479	88,066	177,468	(16,848)	618,165
Interest (expense) income - net	(51,762)	2,424	(2,054)	0	(51,392)
Other (expense) income - net	(263)	585	165	0	487
Equity in net earnings of subsidiaries	161,774	66,070	54,698	(282,542)	0

Income Before Income Taxes	479,228	157,145	230,277	(299,390)	567,260
Income taxes	94,626	11,973	76,059	0	182,658

Net Income	$384,602	$145,172	$154,218	$(299,390)	$384,602

CONDENSED CONSOLIDATED BALANCE SHEETS

January 31, 2012

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$263,937	$0	$106,491	$0	$370,428
Inventories	0	221,194	790,616	(20,995)	990,815
Other current assets	358,943	3,915	81,892	0	444,750

Total Current Assets	622,880	225,109	978,999	(20,995)	1,805,993
PROPERTY, PLANT, AND EQUIPMENT, NET	215,436	375,513	473,350	0	1,064,299
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY	5,625,918	963,785	736,061	(7,325,764)	0
OTHER NONCURRENT ASSETS
Goodwill	976,617	0	2,056,914	0	3,033,531
Other intangible assets, net	438,516	0	2,795,444	0	3,233,960
Other noncurrent assets	58,325	15,188	24,578	0	98,091

Total Other Noncurrent Assets	1,473,458	15,188	4,876,936	0	6,365,582

	$7,937,692	$1,579,595	$7,065,346	$(7,346,759)	$9,235,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES	$202,848	$125,889	$165,598	$0	$494,335
NONCURRENT LIABILITIES
Long-term debt	2,071,202	0	0	0	2,071,202
Deferred income taxes	111,424	0	918,497	0	1,029,921
Other noncurrent liabilities	168,078	16,765	71,433	0	256,276

Total Noncurrent Liabilities	2,350,704	16,765	989,930	0	3,357,399
SHAREHOLDERS’ EQUITY	5,384,140	1,436,941	5,909,818	(7,346,759)	5,384,140

	$7,937,692	$1,579,595	$7,065,346	$(7,346,759)	$9,235,874

CONDENSED CONSOLIDATED BALANCE SHEETS

April 30, 2011

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$206,845	$0	$113,000	$0	$319,845
Inventories	0	182,531	700,750	(19,702)	863,579
Other current assets	364,377	8,190	81,008	0	453,575

Total Current Assets	571,222	190,721	894,758	(19,702)	1,636,999
PROPERTY, PLANT, AND EQUIPMENT, NET	193,321	305,519	369,042	0	867,882
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY	4,872,622	802,936	1,209,603	(6,885,161)	0
OTHER NONCURRENT ASSETS
Goodwill	981,606	0	1,831,140	0	2,812,746
Other intangible assets, net	440,174	3,116	2,496,720	0	2,940,010
Other noncurrent assets	50,012	15,106	1,830	0	66,948

Total Other Noncurrent Assets	1,471,792	18,222	4,329,690	0	5,819,704

	$7,108,957	$1,317,398	$6,803,093	$(6,904,863)	$8,324,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES	$234,262	$81,239	$167,175	$0	$482,676
NONCURRENT LIABILITIES
Long-term debt	1,304,039	0	0	0	1,304,039
Deferred income taxes	115,985	0	926,838	0	1,042,823
Other noncurrent liabilities	162,308	16,447	23,929	0	202,684

Total Noncurrent Liabilities	1,582,332	16,447	950,767	0	2,549,546
SHAREHOLDERS’ EQUITY	5,292,363	1,219,712	5,685,151	(6,904,863)	5,292,363

	$7,108,957	$1,317,398	$6,803,093	$(6,904,863)	$8,324,585

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

Nine Months Ended January 31, 2012

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$79,972	$94,057	$295,210	$0	$469,239
INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	0	0	(742,355)	0	(742,355)
Additions to property, plant, and equipment	(41,483)	(101,333)	(54,075)	0	(196,891)
Proceeds from sale of business	0	0	9,268	0	9,268
Sale and maturity of marketable securities	18,600	0	0	0	18,600
Proceeds from disposal of property, plant, and equipment	262	320	2,202	0	2,784
Other - net	0	0	(1,021)	0	(1,021)

Net cash used for investing activities	(22,621)	(101,013)	(785,981)	0	(909,615)
FINANCING ACTIVITIES
Proceeds from long-term debt - net	748,560	0	0	0	748,560
Quarterly dividends paid	(159,389)	0	0	0	(159,389)
Purchase of treasury shares	(90,522)	0	0	0	(90,522)
Proceeds from stock option exercises	1,719	0	0	0	1,719
Intercompany	(497,712)	6,956	490,756	0	0
Other - net	(2,915)	0	0	0	(2,915)

Net cash (used for) provided by financing activities	(259)	6,956	490,756	0	497,453
Effect of exchange rate changes	0	0	(6,494)	0	(6,494)

Net increase (decrease) in cash and cash equivalents	57,092	0	(6,509)	0	50,583
Cash and cash equivalents at beginning of period	206,845	0	113,000	0	319,845

Cash and cash equivalents at end of period	$263,937	$0	$106,491	$0	$370,428

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

Nine Months Ended January 31, 2011

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$142,080	$94,310	$157,990	$0	$394,380
INVESTING ACTIVITIES
Additions to property, plant, and equipment	(42,681)	(30,907)	(37,545)	0	(111,133)
Sale and maturity of marketable securities	37,100	0	0	0	37,100
Purchases of marketable securities	(75,637)	0	0	0	(75,637)
Proceeds from disposal of property, plant, and equipment	1,096	299	3,607	0	5,002
Other - net	(43)	36	(92)	0	(99)

Net cash used for investing activities	(80,165)	(30,572)	(34,030)	0	(144,767)
FINANCING ACTIVITIES
Repayments of long-term debt	(10,000)	0	0	0	(10,000)
Proceeds from long-term debt	400,000	0	0	0	400,000
Quarterly dividends paid	(143,065)	0	0	0	(143,065)
Purchase of treasury shares	(247,329)	0	0	0	(247,329)
Proceeds from stock option exercises	9,969	0	0	0	9,969
Intercompany	152,404	(63,738)	(88,666)	0	0
Other - net	4,993	0	0	0	4,993

Net cash provided by (used for) financing activities	166,972	(63,738)	(88,666)	0	14,568
Effect of exchange rate changes	0	0	1,832	0	1,832

Net increase in cash and cash equivalents	228,887	0	37,126	0	266,013
Cash and cash equivalents at beginning of period	217,730	0	65,840	0	283,570

Cash and cash equivalents at end of period	$446,617	$0	$102,966	$0	$549,583

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2012 and 2011. Results for the three and nine months ended January 31, 2012, include the operations of Rowland Coffee Roasters, Inc. (“Rowland Coffee”) and the North American foodservice coffee and hot beverage business acquired from Sara Lee Corporation (“Sara Lee foodservice business”) since the completion of each acquisition on May 16, 2011 and January 3, 2012, respectively.

The Company is the owner of all trademarks, except for the following which are used under license: Pillsbury®, the Barrelhead logo and the Doughboy character are trademarks of The Pillsbury Company, LLC; Carnation® is a trademark of Société des Produits Nestlé S.A.; Dunkin’ Donuts® is a registered trademark of DD IP Holder, LLC; and Douwe Egberts® and Pickwick® are registered trademarks of Sara Lee/DE B.V. Borden® and Elsie are trademarks used under license.

Dunkin’ Donuts® brand is licensed to the Company for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts® coffee or other products for sale in Dunkin’ Donuts® restaurants. K-Cup® and K-Cups® are trademarks of Keurig, Incorporated.

Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
	(Dollars in millions, except per share data)
Net sales	$1,467.6	$1,312.4	$4,170.4	$3,638.6
Gross Profit	$465.7	$474.4	$1,395.4	$1,377.5
% of net sales	31.7%	36.1%	33.5%	37.9%
Operating Income	$200.4	$213.0	$592.7	$618.2
% of net sales	13.7%	16.2%	14.2%	17.0%
Net income:
Net income	$116.8	$132.0	$355.6	$384.6
Net income per common share — assuming dilution	$1.03	$1.11	$3.12	$3.23
Gross profit excluding special project costs (1)	$478.8	$491.3	$1,431.7	$1,415.9
% of net sales	32.6%	37.4%	34.3%	38.9%
Operating income excluding special project costs (1)	$232.9	$241.0	$680.2	$699.6
% of net sales	15.9%	18.4%	16.3%	19.2%
Income excluding special project costs: (1)
Income	$138.3	$150.9	$413.5	$439.8
Income per common share — assuming dilution	$1.22	$1.27	$3.63	$3.69

(1)	Refer to “Non-GAAP Measures” located on page 32 for a reconciliation to the comparable GAAP financial measure.

Net sales in the third quarter and first nine months of 2012 increased 12 percent and 15 percent, respectively, compared to 2011, as the impact of price increases and the contribution from acquisitions more than offset a 10 percent and five percent decline in volume in the third quarter and first nine months of 2012, respectively, compared to 2011. Gross profit decreased approximately two percent and increased approximately one percent in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011. Operating income decreased six percent and four percent in the third quarter and first nine months of 2012, respectively, compared to 2011. Restructuring and merger and integration costs (“special project costs”) increased in both the third quarter and first nine months of 2012, compared to 2011. Excluding special project costs, operating income decreased three percent in both the third quarter and first nine months of 2012, respectively, compared to 2011. Both operating income measures include an approximate $11.3 million loss on sale of business in the first nine months of 2012, and a noncash impairment charge of $17.2 million in the third quarter and first nine months of 2011, both related to the Europe’s Best® frozen fruit and vegetable business, which was sold in October 2011.

The Company’s net income per diluted share was $1.03 and $1.11 for the third quarters of 2012 and 2011, and $3.12 and $3.23 for the first nine months of 2012 and 2011, respectively, a decrease of seven percent for the quarter and three percent for the first nine months. The Company’s income per diluted share excluding special project costs decreased four percent in the third quarter of 2012 to $1.22, compared to $1.27 in the third quarter of 2011, and decreased two percent in the first nine months of 2012 compared to 2011. Net income and net income excluding special project costs were impacted in the third quarter and the first nine months of 2012 by an increase in the effective tax rate compared to 2011. The effective tax rate was 34.1 percent in the third quarter of 2012, compared to 32.6 percent in the third quarter of 2011, and increased from 32.2 percent in the first nine months of 2011 to 33.8 percent in the first nine months of 2012. The third quarter and first nine months of 2012 benefited from a decrease in weighted-average common shares outstanding, as a result of the Company’s share repurchase activity during the second half of 2011 and the second and third quarters of 2012.

Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2012	2011	Increase (Decrease)%		2012	2011	Increase (Decrease)%
	(Dollars in millions)
Net sales	$1,467.6	$1,312.4	$155.3	12%	$4,170.4	$3,638.6	$531.9	15%
Adjust for certain noncomparable items:
Acquisitions	(59.9)	—	(59.9)	(5%)	(113.7)	—	(113.7)	(3%)
Divestiture	—	(6.9)	6.9	1%	—	(8.3)	8.3	0%
Foreign exchange	1.9	—	1.9	0%	(9.0)	—	(9.0)	(0%)

Net sales adjusted for the noncomparable impact of acquisitions, divestiture, and foreign exchange	$1,409.6	$1,305.5	$104.2	8%	$4,047.8	$3,630.3	$417.5	12%

Amounts may not add due to rounding.

Net sales in the third quarter of 2012 increased $155.3 million, or 12 percent, compared to the third quarter of 2011, reflecting a 16 percentage point impact of net price realization and a five percentage point impact from acquisitions, that were offset to a degree by a greater-than-anticipated decline in overall volume of 10 percent. The decline in volume was primarily driven by Crisco® shortening and oils, Folgers® coffee, and Jif® peanut butter. The addition of the Rowland Coffee business earlier in the fiscal year and the Sara Lee foodservice business during the most recent quarter contributed $33.0 million and $26.9 million to net sales in the third quarter of 2012, respectively. The overall impact of sales mix was modestly favorable, primarily due to K-Cups®.

Net sales for the first nine months were $4,170.4 million in 2012, and increased $531.9 million, or 15 percent, compared to the first nine months of 2011, driven primarily by net price realization. The acquisition of the Rowland Coffee brands and the Sara Lee foodservice business on a combined basis contributed approximately three percentage points of the net sales increase for the first nine months of 2012, and combined with favorable sales mix and the impact of foreign exchange offset a five percent decline in volume, compared to the first nine months of 2011. Volume declines in Crisco® shortening and oils, Folgers® coffee, non-branded beverages, Pillsbury® flour, and Jif® peanut butter were offset to a degree by gains in Pillsbury® baking mixes and Santa Cruz Organic® beverages.

Operating Income

The following table presents components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Gross profit	31.7%	36.1%	33.5%	37.9%
Selling, distribution, and administrative expenses:
Marketing	4.8%	5.2%	5.1%	5.8%
Selling	3.2%	3.2%	3.2%	3.2%
Distribution	2.6%	3.0%	2.8%	3.2%
General and administrative	4.7%	5.0%	5.1%	5.3%

Total selling, distribution, and administrative expenses	15.3%	16.3%	16.3%	17.6%

Amortization	1.5%	1.4%	1.5%	1.5%
Impairment charges	0.0%	1.3%	0.0%	0.5%
Other restructuring and merger and integration costs	1.3%	0.9%	1.2%	1.2%
Loss on sale of business	0.0%	0.0%	0.3%	0.0%
Other operating (income) expense - net	(0.1%)	0.0%	(0.0%)	0.1%

Operating income	13.7%	16.2%	14.2%	17.0%

Amounts may not add due to rounding.

Gross profit decreased $8.7 million, or two percent, in the third quarter of 2012, compared to 2011, and decreased $12.4 million, excluding special project costs, primarily due to lower sales volume. Costs were significantly higher for green coffee, edible oils, flour, and peanuts in the third quarter of 2012, compared to the third quarter of 2011. However, the net impact on gross profit resulting from the recognition of these higher costs and related pricing actions was mixed due to timing. Most significantly, the net impact of timing was favorable for peanut butter and more than offset the unfavorable impact on coffee. Gross margin declined from 37.4 percent in the third quarter of 2011 to 32.6 percent in the third quarter of 2012, excluding special project costs.

The Company expects that it will continue to recognize higher green coffee costs through the fourth quarter of 2012, compared to the fourth quarter of 2011, although to a lesser degree than in the third quarter of 2012. Peanut costs are expected to be significantly higher in the fourth quarter than in the third quarter of 2012 as the inventory of lower-cost peanuts is depleted.

Selling, distribution, and administrative (“SD&A”) expenses in the third quarter of 2012 increased five percent, compared to the third quarter of 2011, but decreased as a percentage of net sales from 16.3 percent to 15.3 percent. Marketing expenses in the third quarter of 2012 increased four percent compared to the third quarter of 2011. Over the same period, selling and general and administrative expenses increased 12 percent and seven percent, respectively, while distribution expenses decreased three percent. The addition of Rowland Coffee and the Sara Lee foodservice business represented over 70 percent of the overall increase in SD&A expenses, primarily related to selling. In addition, higher amortization expense was recognized in the third quarter of 2012, compared to 2011, primarily related to the intangible assets associated with the acquisition of Rowland Coffee and the Sara Lee foodservice business. The third quarter of 2011 included a $17.2 million noncash impairment charge related to intangible assets of the Europe’s Best® business that was subsequently divested in the second quarter of 2012.

Operating income decreased $12.6 million, or six percent, in the third quarter of 2012, compared to 2011. Excluding special project costs in both periods, operating income decreased $8.1 million, or three percent, and declined from 18.4 percent of net sales in 2011 to 15.9 percent in 2012. Both operating income measures include the Europe’s Best® business impairment charge in 2011.

Gross profit increased $17.9 million, or one percent, in the first nine months of 2012, compared to 2011, as price increases and the contribution from the acquisition of Rowland Coffee and the Sara Lee foodservice business, effectively offset overall higher raw material costs, specifically green coffee, edible oils, flour, milk, sweetener, and peanuts and a decline in volume. Excluding special project costs, gross profit increased $15.8 million, or one percent. Price increases taken over the past year to offset higher commodity costs contributed to incremental gross profit, but gross margin declined from 38.9 percent in the first nine months of 2011 to 34.3 percent in 2012, excluding special project costs.

SD&A expenses in the first nine months of 2012 increased six percent, compared to the first nine months of 2011, but decreased as a percentage of net sales from 17.6 percent to 16.3 percent, reflecting the impact of price increases on net sales. Marketing expenses for the first nine months of 2012 increased one percent compared to 2011. Over the same period, selling and general and administrative expenses increased 14 percent and 10 percent, respectively, while distribution expenses were flat. The increase in selling expense in the first nine months of 2012, compared to 2011, was driven by the Rowland Coffee acquisition and the impact of price increases on the variable component of selling expense. The addition of Rowland Coffee and the Sara Lee foodservice business represented approximately one-half of the overall increase in SD&A expenses. Higher amortization expense was recognized in the first nine months of 2012, compared to 2011, primarily related to the intangible assets associated with the Rowland Coffee and Sara Lee foodservice business acquisitions. The first nine months of 2011 included a $17.2 million noncash impairment charge related to intangible assets of the Europe’s Best® business that was subsequently divested in the second quarter of 2012.

Operating income decreased $25.5 million, or four percent, in the first nine months of 2012, compared to 2011. Operating margin for the first nine months of 2012 was 14.2 percent, compared to 17.0 percent in 2011. Excluding the impact of special project costs in both periods, operating income decreased $19.4 million, or three percent, and declined from 19.2 percent of net sales in 2011, to 16.3 percent in 2012. Both operating income measures include the Europe’s Best® impairment charge in 2011 and an $11.3 million loss on the sale of the Europe’s Best® business in 2012.

Other

Interest expense increased $5.5 million and $5.3 million in the third quarter and first nine months of 2012, compared to 2011, respectively, representing the costs of higher debt outstanding reflecting the Company’s October 2011 public debt issuance, somewhat offset by the benefit of the Company’s interest rate swap activities and higher capitalized interest associated with the Company’s capital expenditures. During the second quarter of 2012, the Company terminated two interest rate swaps resulting in a net settlement gain of $17.7 million, to be recognized over the remaining life of the underlying debt instruments, including $0.6 million and $1.2 million in the third quarter and first nine months of 2012, respectively.

Income taxes decreased $3.4 million in the third quarter of 2012, due to an $18.5 million decrease in income before income taxes which more than offset the impact of an increase in the effective tax rate to 34.1 percent, compared to 32.6 percent in the third quarter of 2011. The increase in the effective tax rate in the third quarter of 2012 is primarily due to an increase in state income tax expense and a lower domestic manufacturing deduction, compared to the third quarter of 2011, and the release of unrecognized tax benefits due to the expiration of the statute of limitations periods in the third quarter of 2011. Income taxes decreased $1.0 million in the first nine months of 2012, compared to 2011, as an increase in the effective tax rate from 32.2 percent in the first nine months of 2011 to 33.8 percent in the first nine months of 2012 was offset by a decrease in income before income taxes of $30.0 million. The increase in the effective tax rate in the first nine months of 2012, compared to 2011, is primarily due to higher state income tax expense in the first nine months of 2012, additionally, the rate for the first nine months of 2011 benefited from the release of unrecognized tax benefits due to the expiration of the statute of limitations periods and a favorable federal income tax determination.

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

Upon completion in 2014, the restructuring plan will result in the closing of six of the Company’s facilities – Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario; and the reduction of approximately 850 full-time positions. The Sherman, Dunnville, and Delhi Township facilities have been closed.

During the third quarter of 2012, the Company increased anticipated restructuring costs from approximately $235.0 million to $245.0 million, consisting primarily of increases to employee separation, site preparation and equipment relocation charges. The Company has incurred restructuring cost of $175.0 million through January 31, 2012. Restructuring costs of $25.6 million and $67.3 million have been incurred in the third quarter and first nine months of 2012, respectively, compared to $25.3 million and $73.2 million in the third quarter and first nine months of 2011, respectively. The restructuring is proceeding as planned and the balance of the costs is anticipated to be recognized over the next two fiscal years as the facilities are closed.

Acquisitions

On January 3, 2012, the Company completed the acquisition of a majority of the North American foodservice coffee and hot beverage business of Sara Lee Corporation (“Sara Lee”) for $425.7 million in an all-cash transaction. Utilizing proceeds from the 3.50 percent Notes issued in October 2011, the Company paid $380.7 million at closing and will pay Sara Lee an additional $50.0 million in declining installments over the next ten years. The additional $50.0 million obligation is included in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet and is recorded at a present value of $45.0 million. Total one-time costs related to the acquisition are estimated to total approximately $25.0 million, nearly all of which are cash related and are primarily related to transition services provided by Sara Lee and employee separation and relocation costs. The Company expects these costs to be incurred over the next three fiscal years. The acquisition included Sara Lee’s market-leading liquid coffee concentrate business sold under the licensed Douwe Egberts® brand, along with a variety of roast and ground coffee, cappuccino, tea, and cocoa products, sold through foodservice channels in North America. Liquid coffee concentrate adds a unique, high quality, and technology-driven form of coffee to the Company’s existing foodservice product offering. In addition, the companies agreed to collaborate on liquid coffee technology by entering into a long-term foodservice innovation partnership.

The acquisition added approximately 475 employees to the Company; a state-of-the-art liquid coffee manufacturing facility in Suffolk, Virginia; and a leased roast and ground coffee manufacturing facility in Harahan, Louisiana. In addition to licensing the Douwe Egberts® brand, the Company will also license the Pickwick® brand.

On May 16, 2011, the Company acquired the coffee brands and business operations of Rowland Coffee, a privately-held company headquartered in Miami, Florida, for $362.8 million in cash. The Company completed the transaction with cash on hand and borrowings of $180.0 million under its revolving credit facility.

Rowland Coffee’s products are primarily sold under the leading Hispanic Café Bustelo® and Café PilonTM brands with distribution in retail and foodservice channels concentrated in southern Florida and the northeastern U.S. The acquisition included a manufacturing, distribution, and office facility in Miami. Manufacturing operations are expected to be consolidated into the Company’s existing coffee facilities in New Orleans, Louisiana, over the next two to three fiscal years. The total one-time costs of the acquisition are estimated to be between $25.0 million and $30.0 million, including approximately $15.0 million of noncash charges associated with the closing of the Miami facilities, primarily accelerated depreciation.

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

	Three Months Ended January 31,			Nine Months Ended January 31,
	2012	2011	% Increase (Decrease)	2012	2011	% Increase (Decrease)
	(Dollars in millions)
Net sales:
U.S. Retail Coffee	$637.9	$554.7	15%	$1,755.5	$1,425.5	23%
U.S. Retail Consumer Foods	556.5	518.5	7%	1,631.2	1,510.1	8%
International, Foodservice, and Natural Foods	273.2	239.2	14%	783.7	703.0	11%
Segment profit:
U.S. Retail Coffee	$138.3	$158.1	(12%)	$418.0	$419.1	(0%)
U.S. Retail Consumer Foods	106.6	102.2	4%	301.6	308.6	(2%)
International, Foodservice, and Natural Foods	39.0	29.9	31%	116.6	116.8	(0%)
Segment profit margin:
U.S. Retail Coffee	21.7%	28.5%		23.8%	29.4%
U.S. Retail Consumer Foods	19.2%	19.7%		18.5%	20.4%
International, Foodservice, and Natural Foods	14.3%	12.5%		14.9%	16.6%

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased 15 percent in the third quarter of 2012, compared to the third quarter of 2011, reflecting the net realization of price increases taken over the last 12 months. The acquisition of Rowland Coffee contributed approximately $28.5 million to segment net sales, representing five percentage points of the segment net sales increase. Segment volume decreased 11 percent for the third quarter of 2012, compared to the third quarter of 2011, excluding Rowland Coffee. Volume declined for the Folgers® brand in line with the overall segment in the third quarter of 2012, compared to 2011, and was primarily attributed to consumer response to higher price points on shelf and aggressive private label price points at certain key retailers. Dunkin’ Donuts® packaged coffee volume was up four percent. Contributing to favorable sales mix in the third quarter of 2012, net sales of Folgers Gourmet Selections® and Millstone® K-Cups® increased $38.2 million, compared to the third quarter of 2011, and represented seven percentage points of segment net sales growth, while contributing only one percentage point growth to volume.

U.S. Retail Coffee segment profit decreased $19.7 million, or 12 percent, in the third quarter of 2012, compared to a record level in the third quarter of 2011, primarily due to lower sales volume. In addition, overall pricing, while higher in the third quarter of 2012, compared to 2011, did not fully offset higher green coffee costs recognized. Higher green coffee costs will continue to be recognized through the remainder of fiscal 2012, compared to 2011.

For the first nine months of 2012, net sales for the U.S. Retail Coffee segment increased 23 percent, compared to the first nine months of 2011. Net price realization, the Rowland Coffee acquisition, and favorable sales mix, more than offset an eight percent decline in volume, compared to 2011. Segment profit for the first nine months of 2012 decreased $1.1 million, compared to 2011, and segment profit margin decreased from 29.4 percent in 2011 to 23.8 percent in 2012, primarily due to the decline in volume.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales increased seven percent in the third quarter of 2012, compared to 2011, as the impact of price increases offset an 11 percent decline in volume. Jif® peanut butter net sales increased 17 percent in the third quarter of 2012, compared to 2011, reflecting the recent approximately 30 percent price increase and a 13 percent volume decline. The overall decline in peanut butter volume in the third quarter of 2012, compared to 2011, is attributed to a combination of consumer buy-in in advance of the November 2011 price increase, aggressive price points by certain competitors during the period, and overall higher price points. Smucker’s® fruit spreads net sales were flat and volume was down eight percent during the same period. Crisco® brand net sales decreased six percent and volume was down 29 percent in the third quarter of 2012, compared to 2011, reflecting the impact of substantial price competition of private label offerings by certain retailers. For the same period, net sales and volume for the Pillsbury® brand increased 28 percent and seven percent, respectively, with gains mostly in baking mixes. Canned milk net sales increased eight percent and volume was flat during the third quarter of 2012, compared to 2011.

The U.S. Retail Consumer Foods segment profit increased $4.5 million, or four percent, in the third quarter of 2012, compared to the third quarter of 2011. Costs were higher for oils, flour, and peanuts in the third quarter of 2012, compared to 2011. Segment profit grew as the net impact of these higher costs was more than offset by pricing actions, primarily due to timing related to peanut butter. The Company expects peanut costs to be significantly higher in the fourth quarter than in the third quarter of 2012 as the inventory of lower-cost peanuts is depleted. Higher peanut costs are being driven by shortages in the 2011 peanut crop. The Company has taken actions to manage the challenges related to the 2011 peanut crop and believes its supply will be adequate for the remainder of the fiscal year. Segment selling, distribution, and marketing expenses were also higher, generally in line with the increase in net sales. Segment profit margin was 19.2 percent in the third quarter of 2012, compared to 19.7 percent in 2011.

Net sales for the U.S. Retail Consumer Foods segment increased eight percent, as price increases and favorable sales mix more than offset a volume decline of four percent in the first nine months of 2012, compared to 2011. Segment profit decreased $7.0 million or two percent in the first nine months of 2012, compared to 2011, and decreased as a percent of net sales from 20.4 percent in 2011 to 18.5 percent in 2012, driven by higher selling, distribution, and general and administrative expenses.

International, Foodservice, and Natural Foods

Net sales in the International, Foodservice, and Natural Foods segment increased 14 percent in the third quarter of 2012, compared to 2011. Excluding the impact of acquisitions, divestiture, and foreign exchange, segment net sales increased five percent over the same period as price increases and favorable sales mix more than offset a nine percent decline in volume. Volume gains in Folgers® coffee were more than offset by declines in natural beverages, Bick’s® pickles, and Five Roses® flour.

Segment profit increased $9.1 million in the third quarter of 2012, compared to 2011 that included an impairment charge of $17.2 million related to intangible assets of the Europe’s Best® business. Excluding the impact of the impairment charge in the third quarter of 2011, segment profit decreased $8.0 million, primarily due to lower sales volume. In the third quarter of 2012, compared to 2011, commodity costs were higher and not fully offset by price increases, notably in coffee and natural beverages. Segment profit margin was 14.3 percent in the third quarter of 2012, compared to 12.5 percent in the third quarter of 2011 which included a 7.2 percentage point impact of the Europe’s Best® business impairment charge. As expected, the Sara Lee foodservice business did not have a material impact on segment profit in the third quarter of 2012.

The International, Foodservice, and Natural Foods segment net sales increased 11 percent in the first nine months of 2012, compared to 2011. Excluding acquisitions, divestiture, and foreign exchange, segment net sales increased six percent in the first nine months of 2012, compared to 2011. Segment profit was flat in the first nine months of 2012, compared to 2011, as the loss on the divestiture of the Europe’s Best® business and a decline in volume in the first nine months of 2012, compared to 2011, were offset by the Europe’s Best® business impairment charge in the first nine months of 2011. Segment profit margin declined from 16.6 percent in the first nine months of 2011 to 14.9 percent in 2012.

Financial Condition – Liquidity and Capital Resources

Liquidity

	Nine Months Ended January 31,
(Dollars in millions)	2012	2011
Net cash provided by operating activities	$469.2	$394.4
Net cash used for investing activities	(909.6)	(144.8)
Net cash provided by financing activities	497.5	14.6

Net cash provided by operating activities	$469.2	$394.4
Additions to property, plant, and equipment	(196.9)	(111.1)

Free cash flow	$272.3	$283.2

Amounts may not add due to rounding.

On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facility. Total cash and cash equivalents at January 31, 2012, were $370.4 million compared to $319.8 million at April 30, 2011.

The Company typically expects a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to seasonal fruit and vegetable procurement, the buildup of inventories to support the Fall Bake and Holiday period, and the additional increase of coffee inventory in advance of the Atlantic hurricane season. The Company expects cash from operations in the second half of its fiscal year to exceed the amount in the first half of the year, upon completion of the Company’s Fall Bake and Holiday period.

Cash provided by operating activities in the first nine months of 2012 was $469.2 million, compared to $394.4 million in 2011, as cash generated from earnings offset working capital requirements in both periods. The increase in cash provided by operations in the first nine months of 2012, compared to 2011, was driven by a decrease in working capital requirements due to the timing of income tax payments and the collection of trade receivables balances. This more than offset a decrease in accounts payable and accrued items balances, which were largely due to the timing of marketing and merchandising related payments. As the Easter holiday occurred later in 2011, more of the collection cycle occurred in the first nine months of 2012, compared to the first nine months of 2011. Cash provided by operating activities in the first nine months of 2012 included the net proceeds from the settlement of interest rate swaps of $17.7 million.

Cash used for investing activities was $909.6 million in the first nine months of 2012, compared to $144.8 million in the same period of 2011. The increase in cash used for investing activities in 2012, compared to 2011, was primarily related to the use of $742.4 million for Rowland Coffee and the Sara Lee foodservice business acquisitions in 2012. Capital expenditures were $196.9 million in the first nine months of 2012, reflecting expenditures associated with the Company’s restructuring project, compared to $111.1 million in 2011. The Company expects total capital expenditures of approximately $270.0 million in 2012. In the first nine months of 2011 the Company purchased $75.6 million of marketable securities while in the first nine months of 2012 the Company has not purchased any marketable securities.

Cash provided by financing activities during the first nine months of 2012 was $497.5 million, consisting primarily of net proceeds of $748.6 million from the public debt issuance, offset by quarterly dividend payments of $159.4 million and the purchase of common shares of $90.5 million. During the first nine months of 2011, total cash of $14.6 million was provided by financing activities consisting primarily of the issuance of $400.0 million in Senior Notes offset by $143.1 million in quarterly dividend payments and the repurchase of common shares of $247.3 million. The increased dividend payments in 2012, compared to 2011, resulted from an increase in the quarterly dividend rate from $0.40 per common share paid in the first through third quarters of 2011 to $0.44 per common share paid in the first quarter of 2012 and $0.48 per common share paid in the second and third quarters of 2012, offset by fewer shares outstanding.

Capital Resources

The following table presents the Company’s capital structure:

	January 31, 2012	April 30, 2011
	(Dollars in millions)
Long-term debt	$2,071.2	$1,304.0
Shareholders’ equity	5,384.1	5,292.4

Total capital	$7,455.3	$6,596.4

Amounts may not add due to rounding.

On October 18, 2011, the Company completed a public offering of $750.0 million in aggregate principal amount of 3.50 percent Notes due October 15, 2021. Interest is payable semiannually beginning April 15, 2012. The Company received proceeds of approximately $748.6 million, net of an offering discount of $1.4 million. The 3.50 percent Notes may be redeemed at any time prior to maturity, at the option of the Company. A portion of the net proceeds was used to fund the acquisition of the Sara Lee foodservice business and for the repayment of borrowings outstanding under the Company’s revolving credit facility resulting from funding the Rowland Coffee acquisition. The remainder of the proceeds will be used for general corporate purposes, including share repurchases.

On July 29, 2011, the Company entered into a second amended and restated credit agreement with a group of ten banks. The credit facility, which amends and restates in its entirety the $600.0 million credit agreement dated as of January 31, 2011, provides for an unsecured revolving credit line of $1.0 billion and matures July 29, 2016. At January 31, 2012, the Company did not have a balance outstanding under the revolving credit facility.

During the third quarter of 2012, the Company repurchased 555,700 common shares for approximately $41.1 million. At January 31, 2012, the Company had 6,944,300 common shares remaining for repurchase under its Board of Directors’ authorizations, which includes 5,000,000 common shares authorized by the Board at its January 2012 meeting. On February 21, 2012, the Company entered into a Rule 10b5-1 trading plan (the “Plan”) to facilitate the potential repurchase of 3,000,000 common shares of the remaining 6,944,300 common shares authorized for repurchase. The effective date of the Plan was February 22, 2012, and the Plan expires on August 22, 2012. Purchases will be transacted by a broker based upon the guidelines and parameters of the Plan.

From the effective date of the Plan through March 8, 2012, the Company repurchased 2,600,000 common shares for approximately $194.9 million, resulting in 400,000 common shares remaining available for repurchase under the Plan. There are 4,344,300 common shares in total remaining available for repurchase under the Company’s Board of Directors’ authorizations. The Company anticipates that it will complete its repurchase of common shares under the Plan by the end of March 2012.

Absent any other material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under its credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, share repurchases, and interest on debt outstanding.

Non-GAAP Measures

The Company uses non-GAAP measures including net sales adjusted for the noncomparable impact of acquisitions, divestiture, and foreign exchange rate; gross profit, operating income, income, and income per diluted share, excluding special project costs; and free cash flow as key measures for purposes of evaluating performance internally. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP measures supplements other metrics used by management to internally evaluate its businesses and facilitate the comparison of past and present operations. These non-GAAP measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
	(Dollars in millions, except per share data)
Reconciliation to gross profit:
Gross Profit	$465.7	$474.4	$1,395.4	$1,377.5
Cost of products sold - restructuring	12.0	16.9	33.5	38.4
Cost of products sold - merger and integration	1.1	—	2.8	—

Gross profit excluding special project costs	$478.8	$491.3	$1,431.7	$1,415.9

Reconciliation to operating income:
Operating income	$200.4	$213.0	$592.7	$618.2
Cost of products sold - restructuring	12.0	16.9	33.5	38.4
Cost of products sold - merger and integration	1.1	—	2.8	—
Other restructuring costs	13.5	8.4	33.8	34.9
Other merger and integration costs	5.9	2.7	17.4	8.2

Operating income excluding special project costs	$232.9	$241.0	$680.2	$699.6

Reconciliation to net income:
Income before income taxes	$177.2	$195.8	$537.3	$567.3
Cost of products sold - restructuring	12.0	16.9	33.5	38.4
Cost of products sold - merger and integration	1.1	—	2.8	—
Other restructuring costs	13.5	8.4	33.8	34.9
Other merger and integration costs	5.9	2.7	17.4	8.2

Income before income taxes, excluding special project costs	209.8	223.8	624.8	648.7
Income taxes, as adjusted	71.5	72.9	211.2	208.9

Income excluding special project costs	$138.3	$150.9	$413.5	$439.8
Weighted-average shares - assuming dilution	113,488,277	118,434,280	113,922,722	119,172,388
Income per common share excluding special project costs - assuming dilution	$1.22	$1.27	$3.63	$3.69

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

The following table summarizes the Company’s contractual obligations at January 31, 2012.

(Dollars in millions)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$2,071.2	$—	$100.0	$199.0	$1,772.2
Operating lease obligations	85.0	6.6	41.4	23.0	14.0
Purchase obligations	1,219.0	510.0	709.0	—	—
Other long-term liabilities	231.7	—	3.2	—	228.5

Total	$3,606.9	$516.6	$853.6	$222.0	$2,014.7

Purchase obligations in the above table include agreements to purchase goods or services that are enforceable and legally binding on the Company. Included in this category are certain obligations related to normal, ongoing purchase obligations in which the Company has guaranteed payment to ensure availability of raw materials and packaging supplies. The Company expects to receive consideration for these purchase obligations in the form of materials. The purchase obligations in the above table do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The table excludes the liability for unrecognized tax benefits and tax-related net interest and penalties of approximately $24.6 million under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, since the Company is unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at January 31, 2012, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated due to fixed-rate maturities. In an effort to achieve a mix of variable versus fixed-rate debt under favorable market conditions at the time, the Company entered into an interest rate swap in 2011 on a portion of its fixed-rate Senior Notes. The Company received a fixed rate and paid variable rates based on the London Interbank Offer Rate. The interest rate swap was designated as a fair value hedge against the changes in the fair value of the debt. The instrument was recognized at fair value in the Consolidated Balance Sheet at April 30, 2011, and changes in fair value were recognized in interest expense. The change in fair value of the interest rate swap was offset by the change in fair value of the long-term debt. In August 2011, the Company terminated this interest rate swap agreement prior to maturity. As a result of the early termination, the Company received $27.0 million in cash, which included $3.1 million of interest receivable, and will realize a $23.9 million reduction of future interest expense through November 1, 2018, the maturity date of the underlying debt. The unamortized benefit at January 31, 2012, was $22.6 million and was recorded as an increase in the long-term debt balance.

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

Based on the Company’s overall interest rate exposure as of and during the three-month and nine-month periods ended January 31, 2012, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. In measuring interest rate risk by the amount of net change in fair value of the Company’s liabilities, a hypothetical one percent decrease in interest rates at January 31, 2012, would increase the fair value of the Company’s long-term debt by approximately $89.4 million.

Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2012, are not expected to result in a significant impact on future earnings or cash flows.

The Company utilizes foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive (loss) income. These gains or losses are reclassified to earnings in the period the contract is executed. Based on the Company’s hedged foreign currency positions as of January 31, 2012, a hypothetical 10 percent change in exchange rates would result in a loss of fair value of approximately $5.9 million.

Revenues from customers outside the U.S. represented approximately eight and nine percent of net sales during the three-month and nine-month periods ended January 31, 2012, respectively. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.

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

(Dollars in millions)	January 31, 2012	April 30, 2011
Raw material commodities:
High	$21.9	$24.5
Low	6.2	6.6
Average	13.0	14.7

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

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement and realize the full benefit of price changes that fully recover cost and the competitive, retailer, and consumer response;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the ability of the Company to successfully integrate acquired and merged businesses in a timely and cost effective manner;

•	the successful completion of the Company’s restructuring programs, and the ability to realize anticipated savings and other potential benefits within the time frames currently contemplated;

•	the impact of food security concerns involving either the Company or its competitors’ products;

•	the impact of accidents and natural disasters, including crop failures and storm damage;

•	the concentration of certain of the Company’s businesses with key customers and suppliers and the ability to manage and maintain key relationships;

•	the loss of significant customers, a substantial reduction in orders from these customers, or the bankruptcy of any such customer;

•	changes in consumer coffee preferences and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	a change in outlook or downgrade in the Company’s public credit rating by a rating agency;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. In connection with the acquisition of the Sara Lee foodservice business, the Company entered into a Transition Services Agreement (“TSA”) with Sara Lee Corporation to facilitate the transition of the acquired Sara Lee foodservice business to the Company. Under the TSA, Sara Lee Corporation will provide, on a fee-for-service basis, specified services for a limited time following completion of the acquisition including, but not limited to: supply chain related activities, purchasing, data management, information technology services, and certain financial services and accounting. The Company has instituted controls related to the information obtained under the TSA in order to provide reasonable assurance as to the reliability of information that is used in financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2011 - November 30, 2011	492,822	$69.19	427,400	2,072,600
December 1, 2011 - December 31, 2011	128,842	74.94	128,300	1,944,300
January 1, 2012 - January 31, 2012	0	0	0	6,944,300

Total	621,664	$70.38	555,700	6,944,300

Information set forth in the table above represents activity in the Company’s third fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(c)	From November 22, 2011 until December 2, 2011, the Company repurchased 555,700 common shares.

(d)	In January 2012, the Board of Directors authorized management to repurchase up to five million common shares at its discretion with no established expiration date.

On February 21, 2012, the Company entered into a Rule 10b5-1 trading plan to facilitate the potential repurchase of up to 3,000,000 of the 6,944,300 common shares remaining for repurchase under its Board of Directors’ share repurchase authorizations. From the effective date of the Rule 10b5-1 plan to March 8, 2012, the Company repurchased 2,600,000 common shares for approximately $194.9 million. The Company anticipates that it will be able to complete its repurchase of common shares under the Rule 10b5-1 plan by the end of March 2012.

Item 6.	Exhibits.

See the Index of Exhibits that appears on Page No. 43 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 9, 2012	THE J. M. SMUCKER COMPANY

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