Form 10-K
period 2012-04-30
SMUCKER J M CO
filed 2012-06-25
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2011, was $8,204,431,960. As of June 18, 2012, 110,437,385 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 15, 2012, are incorporated by reference into Part III of this Report, and certain sections of the registrant’s 2012 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

The exhibit index for this Report begins on page 26.

PART I

Item 1.	Business.

The Company. The J. M. Smucker Company (the “Company”) was established in 1897 and was incorporated in Ohio in 1921. The Company, often referred to as Smucker's (a registered trademark), operates principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis, although the majority of the Company’s sales are in the U.S. The Company’s operations outside the U.S. are principally in Canada, although products are exported to other countries as well. Sales outside the U.S. represented approximately 9 percent of consolidated Company sales for fiscal 2012. The Company’s branded food products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.

On November 6, 2008, the Company completed a merger transaction with The Folgers Coffee Company (“Folgers”), a subsidiary of The Procter & Gamble Company ("P&G"). The value of the transaction was approximately $3.7 billion, including the issuance of common shares of the Company in connection with the merger and $350 million of Folgers debt. Under the terms of the transaction agreements, P&G distributed common shares of Folgers to participating P&G shareholders which were then automatically converted into the right to receive common shares of the Company in the merger. Immediately following the merger, P&G shareholders and pre-merger Company shareholders owned approximately 53.5 percent and 46.5 percent, respectively, of the Company’s approximately 118 million common shares outstanding. The merger was accounted for as a purchase business combination, with the Company treated as the acquiring entity.

On May 16, 2011, the Company completed the acquisition of the coffee brands and business operations of Rowland Coffee Roasters, Inc. (“Rowland Coffee”). Information regarding the Rowland Coffee acquisition is hereby incorporated by reference to the 2012 Annual Report to Shareholders, on pages 50 through 52 under “Note 2: Acquisitions.”

On January 3, 2012, the Company completed the acquisition of a majority of the North American foodservice coffee and hot beverage business of Sara Lee Corporation (“Sara Lee foodservice business”). Information regarding the Sara Lee foodservice business acquisition is hereby incorporated by reference to the 2012 Annual Report to Shareholders, on pages 50 through 52 under “Note 2: Acquisitions.”

On March 26, 2012, the Company acquired a 25 percent equity interest in Guilin Seamild Biologic Technology Development Co., Ltd. (“Seamild”), a privately-owned manufacturer and marketer of oats products headquartered in Guilin in the Guangxi province of China. Information regarding the Seamild investment is hereby incorporated by reference to the 2012 Annual Report to Shareholders, on page 52 under “Note 3: Equity Method Investment.”

The Company has three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods. The Company’s two U.S. retail market segments in total comprised nearly 80 percent of the Company’s net sales in 2012 and represent a major portion of the strategic focus area for the Company – the sale of branded food products with leadership positions to consumers through retail outlets in North America. The International, Foodservice, and Natural Foods segment represents sales outside of the U.S. retail market.

Principal Products. The principal products of the Company, which are sold across the Company’s U.S. retail market segments and International, Foodservice, and Natural Foods segment are coffee, peanut butter, fruit spreads, shortening and oils, baking mixes and ready-to-spread frostings, canned milk, flour and baking ingredients, juices and beverages, frozen sandwiches, toppings, syrups, and pickles and condiments.

Product sales information for the years 2012, 2011, and 2010 is incorporated herein by reference to information set forth in the Company’s 2012 Annual Report to Shareholders, on pages 53 through 55 under “Note 5: Reportable Segments.”

In both of the U.S. retail market segments, the Company's products are primarily sold through a combination of direct sales and brokers to food retailers, food wholesalers, drug stores, club stores, mass merchandisers, discount and dollar stores, and military commissaries. In the International, Foodservice, and Natural Foods segment, the Company’s products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators), and health and natural foods stores and distributors.

Sources and Availability of Raw Materials. The raw materials used by the Company in each of its segments are primarily commodities and agricultural-based products. Green coffee, peanuts, edible oils, sweeteners, milk, flour, corn, and other ingredients are obtained from various suppliers. These commodities are subject to price volatility since prices are dependent on quality and availability of supply. During 2012, the Company experienced overall higher raw material costs, as compared to 2011, specifically for green coffee, edible oils, peanuts, flour, milk, and sweeteners. The prices of many of these commodities are expected to continue to fluctuate over time. The Company uses basis contracts and commodity futures and options to manage price volatility for a significant portion of its commodity costs. Green coffee is sourced solely from foreign countries and its supply and price are subject to high volatility due to factors such as weather, global supply and demand, pest damage, and political and economic conditions in the source countries. Fruit and vegetable raw materials used by the Company in the production of its food products are purchased from independent growers and suppliers. Glass, plastic, steel cans, caps, carton board, and corrugate are the principal packaging materials used by the Company.

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

Trademarks and Patents. The Company's products are produced under certain patents and marketed under numerous trademarks owned or licensed by the Company or one of its subsidiaries. Major trademarks, utilized primarily in the U.S. retail market segments, include: Folgers®, Dunkin’ Donuts®, Millstone®, Café Bustelo®, and Café Pilon® in the U.S. Retail Coffee segment; and Smucker’s®, Jif®, Hungry Jack®, Uncrustables®, Dickinson's®, Adams®, Laura Scudder's®, Goober®, Magic Shell®, Crisco®, Pillsbury®, Eagle Brand®, Borden® and Elsie design, Martha White®, White Lily®, and Funfetti® in the U.S. Retail Consumer Foods segment.

Major trademarks utilized in the International, Foodservice, and Natural Foods segment include: Folgers, Smucker’s, Jif, Crisco, Plate Scapers®, Bick’s®, Five Roses®, Robin Hood®, Carnation®, R. W. Knudsen Family®, Santa Cruz Organic®, Double Fruit®, Recharge®, Red River®, Crosse & Blackwell®, Golden Temple®, Café Bustelo, and Café Pilon.

Dunkin’ Donuts is a registered trademark of DD IP Holder LLC used by the Company under license (the “Dunkin’ License”) for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. The Dunkin’ License does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. The terms of the Dunkin’ License include the payment of royalties to DD IP Holder LLC and other financial commitments by the Company. The Dunkin’ License is in effect until January 1, 2034.

Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC and are used by the Company under a 20-year, perpetually renewable, royalty-free license.

Borden and the Elsie design are trademarks used by the Company on certain products under a perpetual, exclusive, and royalty-free license. Carnation is a trademark of Société des Produits Nestlé S.A. used by the Company’s Canadian subsidiary for certain canned milk products in certain territories under an exclusive and royalty-free license with an initial term of 10 years, renewable by the Company for two successive five-year terms and which becomes perpetual at the end of the renewal terms under certain circumstances. In addition, the Company or one of its subsidiaries licenses the use of several other trademarks, none of which are individually material to the Company's business.

Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker's, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “Mountain Grown design,” “Choosy Moms Choose Jif®,” “Purely The Finest®,” “Crisco is Cooking™,” “Everybody’s Happy When It’s Hungry Jack®,” “Goodness Gracious, It’s Good®,” the Smucker's banner, the Crock Jar shape, the Gingham design, and the Strawberry logo.

The Company owns several hundred patents worldwide in addition to proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

The Company considers all of its intellectual property and the Pillsbury, Dunkin’ Donuts, Borden and Elsie design, and Carnation licenses, taken as a whole, to be essential to its business.

Seasonality. The Company’s U.S. Retail Coffee and U.S. Retail Consumer Foods segments are particularly seasonal around the “Fall Bake” and holiday period, which generally results in higher sales and profits in the Company’s second and third quarters. The Company’s success in promoting and merchandising its baking and coffee brands during the “Fall Bake” and holiday period has a significant impact on its results for a fiscal year. The back-to-school period and the spring holiday season are two other important promotional periods for the Company, although their impact to the Company is not as significant as the “Fall Bake” and holiday period.

Working Capital. Working capital requirements are greatest during the first half of the Company’s fiscal year mainly due to the timing of the buildup of coffee, oil, and baking inventories necessary to support the “Fall Bake” and holiday period and the additional buildup of coffee inventory in advance of the Atlantic hurricane season.

Customers. Sales to Wal-Mart Stores, Inc. and its subsidiaries amounted to approximately 26 percent, 26 percent, and 27 percent of net sales in 2012, 2011, and 2010, respectively. These sales are primarily included in the U.S. retail market segments. No other customer exceeded 10 percent of net sales during 2012, 2011, and 2010.

During 2012, the Company’s top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Although the loss of any large customer for an extended length of time could negatively impact the Company’s sales and profits, the Company does not anticipate that this will occur to a significant extent due to strong consumer demand for the Company’s products.

Orders. Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.

Government Business. No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the government.

Competition. The Company is the branded market leader in the coffee, peanut butter, shortening, sweetened condensed milk, fruit spreads, ice cream toppings, and natural foods beverages categories in the U.S. The Company's business is highly competitive as all of its U.S. retail market segments’ brands compete for retail shelf space with other branded products as well as private label products.

The continued growth of alternative store formats, product and packaging innovations, technological advances, and new industry techniques are all issues for companies in the food industry to consider in order to remain competitive. The primary ways in which products are distinguished are product quality, price, packaging, new product introductions, nutritional value, convenience, advertising, and promotion. Positive factors pertaining to the Company’s competitive position include well-recognized brands, superior product quality and trust, experienced brand management, a single national grocery broker in the U.S., varied product offerings, product innovation, good customer service, and an integrated distribution network.

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

In the U.S. Retail Coffee segment, the Folgers brand competes in the highly competitive U.S. packaged roast and ground coffee market with other retail coffee roasters such as Maxwell House, Yuban, and Nescafe. The Company competes in the premium coffee market with its Millstone and Folgers Gourmet Selections® brands, as well as through sales of Dunkin’ Donuts retail packaged coffee products, with other brands such as Starbucks, Eight O’Clock, Seattle’s Best, Gevalia, and Peet’s Coffee & Tea. Through a manufacturing and distribution agreement with Green Mountain Coffee Roasters, Inc. (“Green Mountain”) and Keurig, Inc., the Company competes in the single serve coffee market with its Folgers Gourmet Selections and Millstone premium coffees K-Cup® products. Additionally, Folgers Gourmet Selections will be part of the test rollout of the new Keurig Vue® brewing system. With the acquisition of Rowland Coffee, the Company now competes in the espresso coffee category with its Café Bustelo and Café Pilon brands.

In the U.S. Retail Consumer Foods segment, the Jif brand has been the leader in the peanut butter category for over 20 years, while the Company’s natural peanut butter business, sold under the Smucker’s, Adam’s, Laura Scudder’s, and Jif brands, maintains a strong leadership position in the natural peanut butter category. Although net sales of Jif in 2012 exceeded those in 2011, sales volume declined year over year due to a price increase of approximately 30 percent taken during the year and increased competition. The price increase was taken in response to increasing peanut costs during 2012 related to a poor calendar year 2011 peanut crop. The Company’s fruit spread brands, primarily Smucker’s and Dickinson’s, hold the leading position in the fruit spreads category and compete with Welch’s branded line of fruit spreads and many private label brands. The competing brands exist on both a national and a regional level. Crisco has historically been a leader in the shortening and cooking oils categories. Crisco holds the leading branded position in the shortening category and competes with other branded competitors for the leading branded position in the oils category. The oils category in which Crisco competes is highly competitive with private label competitors maintaining the largest share of the category. The category is also significantly impacted by volatile commodity pricing. During 2012, sales volume declined for Crisco oils, compared to 2011, due to substantial price competition of private label offerings by certain retailers. The Company’s Pillsbury brand competes in the dessert and baking mixes (“DBM”) market that includes mixes for cakes, cookies, brownies, muffins, and quick breads, as well as ready-to-spread frostings and ingredients used in scratch baking such as flour. Within the DBM category, the Company competes primarily with the Betty Crocker and Duncan Hines brands and many private label and regional brands. The Company’s Hungry Jack brand competes in the pancake mix and table syrup category. The Company competes with several major national as well as private label brands in this category. The Company competes in the canned milk category with both branded and nonbranded products. The Company is the branded market leader in the sweetened condensed milk category with its Eagle Brand and Magnolia® brands and has significant sales with production of private label brands. In the evaporated milk category, the Company has a significant presence with its production of private label brands.

Research and Development. The Company predominantly utilizes in-house resources to both develop new products and improve existing products in each of its business areas. Amounts expensed for product development were $21.9 million, $21.0 million, and $21.0 million in 2012, 2011, and 2010, respectively.

Environmental Matters. The Company considers environmental sustainability to be its responsibility as a good corporate citizen and a key strategic focus area for the Company. The Company has implemented and manages a variety of programs, including the utilization of renewable energy technology, improved wastewater management, increased usage of sustainable raw materials including green coffee, and reuse of resources rather than consuming new ones, in support of its commitment to environmental sustainability. The Company continues to evaluate and modify its processes on an ongoing basis to further reduce its impact on the environment and reduce waste.

Compliance with the provisions of enacted or pending federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon the Company’s capital expenditures, earnings, or competitive position in 2013.

Employees. At April 30, 2012, the Company had approximately 4,850 full-time employees, worldwide. Approximately 28 percent of these employees, located at 11 facilities, are covered by union contracts. These contracts vary in term depending on the location. The Company believes its relations with its employees are good.

Financial Information about Industry Segments and Geographical Areas. The financial information required to be included in this item concerning reportable industry segments and international operations for the years 2012, 2011, and 2010 is incorporated herein by reference to information set forth in the Company’s 2012 Annual Report to Shareholders, on pages 53 through 55, under “Note 5: Reportable Segments.” The Company’s international operations are primarily in Canada with risks similar to those associated with the U.S. retail markets. More than one-half of the Company’s Canada sales represent the sale of Canadian produced products to Canadian customers. The majority of the remaining Canada sales represent the sale of products produced in the U.S. to Canadian customers, primarily Folgers coffee and Crisco oils.

Forward-Looking Statements. This Report includes forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected or projected results. The descriptions of risks and uncertainties relating to forward-looking statements is incorporated herein by reference to information set forth in the Company’s 2012 Annual Report to Shareholders under the caption “Forward-Looking Statements” on page 36.

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

The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described below should be carefully considered, together with the other information contained or incorporated by reference in this Report and in the Company’s other filings with the SEC, in connection with evaluating the Company, its business, and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.

•	The Company operates in the competitive food industry and continued demand for its products may be affected by changes in consumer preferences.

The Company faces competition across its product lines from other food companies with the primary methods and factors in competition being product quality, price, packaging, product innovation, nutritional value, convenience, customer service, advertising, and promotion. Continued success is dependent on product innovation, the ability to secure and maintain adequate retail shelf space, and effective trade merchandising, advertising, and marketing programs. Some of the Company’s competitors have substantial financial, marketing, and other resources, and competition with them in the Company’s various markets and product lines could cause the Company to reduce prices, increase marketing or other expenditures, or lose category share. Category share and growth could be adversely impacted if the Company is not successful in introducing new products. In order to generate future revenues and profits, the Company must continue to sell products that appeal to its customers and consumers. Specifically, there are a number of trends in consumer preferences that may impact the Company and the food industry as a whole including convenience, taste, consumer dietary trends, and obesity, health, and nutritional concerns.

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

The Company believes that maintaining and continually enhancing the value of its brands is critical to the success of its business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on the Company’s ability to provide high-quality products. Brand value could diminish significantly as a result of a number of factors, such as if the Company fails to preserve the quality of its products, if the Company is perceived to act in an irresponsible manner, if the Company or its brands otherwise receive negative publicity, if the brands fail to deliver a consistently positive consumer experience, or if the products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. If the Company’s brand values are diminished, the Company’s revenues and operating results could be materially adversely affected. In addition, anything that harms the Pillsbury, Carnation, Borden, or Dunkin’ Donuts brands could adversely affect the success of the Company’s exclusive licensing agreements with the owners of these brands.

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

Certain of the Company’s products contain caffeine and other ingredients, the health effects of which are the subject of increasing public scrutiny, including the suggestion that consumption may have adverse health effects. An unfavorable report on the health effects of caffeine or other ingredients present in the Company’s products, product recalls, or negative publicity or litigation arising from other health risks could significantly reduce the demand for the Company’s products.

The Company may also be subject to complaints from or litigation by consumers who allege food and beverage-related illness, or other quality, health, or operational concerns. Adverse publicity resulting from such allegations could materially adversely affect the Company, regardless of whether such allegations are true or whether the Company is ultimately held liable. A lawsuit or claim could result in an adverse decision against the Company, which could have a material adverse effect on its business, financial condition, and results of operations.

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

•

The Company uses a single national broker to represent a significant portion of the Company’s branded products to the retail grocery trade and any failure by the broker to effectively represent the Company could adversely affect the Company’s business.

The Company uses a single national broker to represent a significant portion of branded products to the retail grocery trade. The Company’s business would suffer substantial disruption if this broker were to default in the performance of its obligations to perform brokerage services or if this broker fails to effectively represent the Company to the retail grocery trade, which could adversely affect the Company’s business.

•	Changes in the Company’s relationships with significant customers, including the loss of the Company’s largest customer, or the consolidation of retail customers could adversely affect the Company.

Sales to Wal-Mart Stores, Inc. and its subsidiaries amounted to approximately 26 percent of the Company’s net sales in 2012. These sales are primarily included in the two U.S. retail market segments. Trade receivables at April 30, 2012, included amounts due from Wal-Mart Stores, Inc. and its subsidiaries of approximately $84.1 million. During 2012, the Company’s top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. In particular, retail customers, such as supermarkets, warehouse clubs, and food distributors, continue to consolidate, resulting in fewer customers on which the Company can rely for business. Consolidation also produces large, more sophisticated retail customers that can resist price increases and demand lower pricing, increased promotional programs, or specifically tailored products. The Company’s customers are generally not contractually obligated to purchase from the Company. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of the Company’s products. Additionally, the Company’s customers may face financial or other difficulties that may impact their operations and their purchases from the Company, which could adversely affect results of operations. If sales of products to one or more major customers are reduced, this reduction could have a material adverse effect on the Company’s business, financial condition, and results of operations.

•	Loss or interruption of supply from single-source suppliers of raw materials and finished goods could have a disruptive effect on the Company’s business and adversely affect its results of operations.

The Company has elected to source certain raw materials, such as packaging for its most popular Folgers coffee products, as well as its Jif peanut butter and Crisco oil products, and finished goods, such as K-Cups, from single sources of supply. While the Company believes that, except as set forth below, alternative sources of these raw materials and finished goods could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a single-source supplier would result in additional costs, could have a disruptive short-term effect on the Company’s business, and could adversely affect its results of operations.

Green Mountain is the Company’s single-source supplier for K-Cups which are used in Green Mountain’s proprietary Keurig® K-Cup brewing system. There are a limited number of manufacturers other than Green Mountain that are making cups that will work in such proprietary brewing system. If Green Mountain is unable to supply K-Cups to the Company for any reason, it could be difficult for the Company to find an alternative supplier for such goods on commercially reasonable terms, which could have a material adverse effect on the Company’s results of operations.

•	The results of the Company may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.

The Company and its business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of the Company’s products including green coffee, peanuts, sweeteners, edible oils, fruit, wheat, milk, and cocoa. In addition, the Company and its business partners utilize significant quantities of plastic, glass, and cardboard to package the Company’s products and natural gas and fuel oil to manufacture, package, and distribute the Company’s products. The prices of these commodities, agricultural products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, weather, natural disasters, currency fluctuations, speculative influences, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. For example, during 2012, costs to acquire peanuts increased, in part, due to adverse weather conditions. Although the Company utilizes forward contracts and commodity futures and option contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in the Company’s raw material and energy costs.

In addition, the price of green coffee has been subject to significant volatility over the last two years. In early May 2011, green coffee commodity prices reached a 34-year high at a level approximately 50 percent higher than they were eight months earlier and over 125 percent higher than they were a year earlier. The Company expects the green coffee commodity market to continue to be challenging. Due to the significance of green coffee to the Company's coffee business, combined with the Company's ability to only partially mitigate future price risk through purchasing practices and hedging activities, significant increases or decreases in the cost of green coffee could have an adverse impact on the Company's profitability. In addition, if the Company is not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, the Company may not be able to fulfill the demand for its coffee, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

•

The Company may be limited in its ability to pass cost increases on to its customers in the form of price increases or may realize a decrease in sales volume to the extent price increases are implemented.

The Company may not be able to pass some or all of any increases in the price of raw materials, energy, and other input costs to its customers by raising prices. To the extent competitors do not also increase their prices, customers and consumers may choose to purchase competing products or may shift purchases to private label or other lower-priced offerings which may adversely affect the Company’s results of operations.

Consumers may be less willing or able to pay a price differential for the Company’s branded products, and may increasingly purchase lower-priced offerings and may forego some purchases altogether, especially during economic downturns. Retailers may also increase levels of promotional activity for lower-priced offerings as they seek to maintain sales volumes during times of economic uncertainty. Accordingly, sales volumes of the Company’s branded products could be reduced or lead to a shift in sales mix toward its lower-margin offerings. As a result, decreased demand for the Company’s products may adversely affect its results of operations.

•	The Company's efforts to manage commodity and other price volatility through derivative instruments could adversely affect its results of operations and financial condition.

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

The Company has consolidated its production capacity for certain products, including substantially all the Company’s coffee production, into single manufacturing sites. In addition, the Company is proceeding with plans to further consolidate its fruit spreads, syrups, and toppings production as part of its current restructuring project. The Company could experience a production disruption at these or any of its manufacturing sites resulting in a reduction or elimination of the availability of some of the Company’s products. If the Company is not able to obtain alternate production capability in a timely manner, the Company’s business, financial condition, and results of operations could be adversely affected.

•

A significant interruption in the operation of any of the Company’s supply chain or distribution capabilities could have an adverse effect on the Company’s business, financial condition, and results of operations.

The ability of the Company and its third-party suppliers and service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to the Company’s success. A significant interruption in the operation of any of the Company’s manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of the Company’s suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, terrorism, pandemic illness, or other causes, could significantly impair the Company’s ability to operate its business. Notably, as a result of the Company’s current restructuring project, substantially all of the Company’s coffee production takes place in New Orleans, Louisiana, which is subject to risks associated with hurricane and other weather-related events. Following Hurricane Katrina in August 2005, production at the New Orleans, Louisiana, facility was interrupted for approximately two months, resulting in a significant decline in coffee revenues for several months. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect the Company’s business, financial condition, and results of operations.

•	The Company’s business could be harmed by strikes or work stoppages.

As of April 30, 2012, approximately 28 percent of the Company’s employees, located at 11 facilities, are covered by collective bargaining agreements. These contracts vary in term depending on location. The Company cannot assure that it will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, the Company’s business, financial condition, and results of operations could be materially adversely affected.

•

Increases in logistics and other transportation-related costs could adversely impact the Company’s results of operations. The Company’s ability to competitively serve customers depends on the availability of reliable transportation.

Logistics and other transportation-related costs have a significant impact on the Company’s earnings and results of operations. The Company uses multiple forms of transportation to bring the Company’s products to market. They include ships, trucks, intermodals, and railcars. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, labor shortages in the transportation industry, service failures by third-party service providers, accidents, or natural disasters (which may impact the transportation infrastructure or demand for transportation services), could have an adverse effect on the Company’s ability to serve its customers, and could have a material adverse effect on its business, financial condition, and results of operations.

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

The Company’s stated long-term strategy is to own and market leading North American food brands sold in the center of the store while maintaining a global perspective. The Company has historically made strategic acquisitions of brands and businesses and intends to do so in the future in support of this strategy. If the Company is unable to complete acquisitions or to successfully integrate and develop acquired businesses, including the acquired Sara Lee foodservice business and Rowland Coffee, the Company could fail to achieve anticipated synergies and cost savings, including the expected increases in revenues and operating results, any of which could have a material adverse effect on the Company’s financial results. Additional potential risks associated with acquisitions are the diversion of management’s attention from other business concerns, additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, disputes with sellers, and the inherent risk associated with the Company entering a line of business in which it has no or limited prior experience.

•	A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect the Company’s consolidated operating results and net worth.

A significant portion of the Company’s assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. At April 30, 2012, the carrying value of goodwill and other intangible assets totaled approximately $6.2 billion, compared to total assets of approximately $9.1 billion and total shareholders’ equity of approximately $5.2 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired and this could result in a noncash charge to earnings. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of the Company’s common shares, increased competition or loss of market share, obsolescence, or product claims that result in a significant loss of sales or profitability over the product life.

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

The Company’s operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S., as well as to regulations and laws administered by government agencies in Canada and other countries in which the Company has operations and the Company’s products are sold.

The manufacturing, marketing, packaging, labeling, and distribution of food products are each subject to governmental regulation that is increasingly extensive, encompassing such matters as ingredients, packaging, advertising, relations with distributors and retailers, health, safety, and the environment. Additionally, the Company is routinely subject to new or modified tax and securities regulations, other laws and regulations, and accounting and reporting standards.

In the U.S., the Company is required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, laws governing equal employment opportunity, and various other federal statutes and regulations. The Company is also subject to various state and local statutes and regulations. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly referred to as "Proposition 65") requires that a specific warning appear on any product sold in the State of California that contains a substance listed by that state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. If the Company is required to add warning labels to any of its products or place warnings in certain locations where its products are sold as a result of Proposition 65, sales of those products could suffer not only in those locations but elsewhere.

Complying with new regulations and laws, or changes to existing regulations and laws, or their application could increase the Company's production costs or adversely affect the Company's sales of certain products. In addition, the Company’s failure or inability to comply with applicable regulations and laws could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on the Company’s business and financial condition.

•	The Company’s operations in certain developing markets expose it to regulatory risks.

In many countries outside of the U.S., particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to the Company, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery or anti-corruption laws. These laws generally prohibit companies and their employees, contractors, or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could have a material adverse effect on its financial condition and results of operations.

•	Changes in climate or legal, regulatory, or market measures to address climate change may negatively affect the Company’s business and operations.

While scientific consensus on the existence, potential causes, or likely outcomes of global climate change has not yet been reached, researchers continue to aggressively explore this issue. However, there already exists significant political and scientific concern that emissions of carbon dioxide and other greenhouse gases may alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The emission of such greenhouse gases may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change may have a negative effect on agricultural productivity, the Company may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for its products, such as green coffee, peanuts, sweeteners, edible oils, wheat, milk, cocoa, and various fruits and vegetables. The Company may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact its manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of facilities or the operation of the Company’s supply chain.

Increasing concern over climate change also may result in more regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulations are enacted and are more rigorous than existing regulations, the Company may experience significant increases in costs of operation and delivery. In particular, increased regulation of utility providers, fuel emissions, or suppliers could substantially increase the Company’s operating, distribution, or supply chain costs. The Company could also face increased costs related to defending and resolving legal claims and other litigation related to climate change. As a result, climate change could negatively affect the Company’s results of operations, cash flows, or financial position.

•

If the Company’s information technology systems fail to perform adequately or the Company is unable to protect such information technology systems against data corruption, cyber-based attacks, or network security breaches, the Company’s operations could be disrupted.

The Company relies on information technology networks and systems, including the Internet, to process, transmit, and store electronic information. In particular, the Company depends on its information technology infrastructure to effectively manage its business data, supply chain, logistics, accounting, and other business processes and for digital marketing activities and electronic communications between Company personnel and its customers and suppliers. If the Company does not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure, the Company’s business or financial results could be negatively impacted. In addition, security breaches or system failures of this infrastructure can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. If the Company is unable to prevent such breaches or failures, its operations could be disrupted, or it may suffer financial damage or loss because of lost or misappropriated information.

In addition, the Company has outsourced certain information technology support services and administrative functions, such as accounts payable processing and benefit plan administration, to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which the Company outsources these functions do not perform effectively, the Company may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise.

•	Disruptions in the financial markets may adversely affect the Company’s ability to access capital in the future.

The Company may need new or additional financing in the future to conduct its operations, expand its business, or refinance existing indebtedness. Disruptions in global financial markets and banking systems may make credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. Any sustained weakness in the general economic conditions and/or financial markets in the U.S. or globally could adversely affect the Company’s ability to raise capital on favorable terms or at all. From time to time, the Company has relied, and also may rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions, and general corporate purposes. The Company’s access to funds under its revolving credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. The obligations of the financial institutions under the Company’s revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. Long-term volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives, or failure of significant financial institutions could adversely affect the Company’s access to the liquidity needed for its businesses in the longer term. Such disruptions could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its business needs can be arranged. Disruptions in the capital and credit markets could result in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase the Company’s interest expense and capital costs and could adversely affect its results of operations and financial position.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The table below lists all of the Company's manufacturing and processing facilities at April 30, 2012. All of the Company's properties are maintained and updated on a regular basis, and the Company continues to make investments for expansion, and safety and technological improvements. The Company believes that existing capacity at these facilities is sufficient to sustain current operations and anticipated near-term growth.

The Company owns all of the properties listed below, except for one of the properties in New Orleans, Louisiana, and the property in Harahan, Louisiana,(A) which are leased. The Company also leases six sales and administrative offices in the U.S., and one each in Canada, Mexico, and China. The Company’s corporate headquarters are located in Orrville, Ohio, and the Company’s Canadian headquarters are located in Markham, Ontario.

U.S. Locations	Products Produced/Processed	Primary Reportable Segment
Chico, California	Fruit and vegetable juices and beverages	International, Foodservice, and Natural Foods
Cincinnati, Ohio	Shortening and oils	U.S. Retail Consumer Foods
El Paso, Texas	Canned milk	U.S. Retail Consumer Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Harahan, Louisiana	Coffee	International, Foodservice, and Natural Foods
Havre de Grace, Maryland	Fruit and vegetable juices and beverages	International, Foodservice, and Natural Foods
Kansas City, Missouri (B)	None	U.S. Retail Coffee
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Memphis, Tennessee (C)	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Miami, Florida (D)	Coffee	U.S. Retail Coffee
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (two facilities)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Ripon, Wisconsin	Fruit spreads, toppings, syrups, and condiments	U.S. Retail Consumer Foods
Scottsville, Kentucky	Frozen sandwiches and ready-to-eat waffles	International, Foodservice, and Natural Foods
Seneca, Missouri	Canned milk	U.S. Retail Consumer Foods
Suffolk, Virginia	Coffee	International, Foodservice, and Natural Foods
Toledo, Ohio	Baking mixes, frostings, and flour	U.S. Retail Consumer Foods

Canada Locations	Products Produced/Processed	Primary Reportable Segment
Delhi Township, Ontario (B)	None	International, Foodservice, and Natural Foods
Dunnville, Ontario (B)	None	International, Foodservice, and Natural Foods
Sherbrooke, Quebec	Canned milk	International, Foodservice, and Natural Foods
Ste. Marie, Quebec (C)	Fruit spreads, sweet spreads, and fruit industrial products	International, Foodservice, and Natural Foods

(A)	The Company leases the land, but owns the buildings, at one of the New Orleans, Louisiana, facilities. The Company leases the Harahan, Louisiana facility.
(B)	These properties are still owned by the Company. However, production ceased at these locations prior to April 30, 2012, in connection with the Company’s restructuring plans as described in the Company's 2012 Annual Report to Shareholders on pages 52 and 53 under “Note 4: Restructuring.”
(C)	These locations are currently expected to close as part of the Company’s restructuring plans as described in the Company's 2012 Annual Report to Shareholders on pages 52 and 53 under “Note 4: Restructuring.”
(D)	The Miami, Florida, location is expected to close as a result of the Company’s plan to consolidate coffee production currently in Miami into the Company’s existing facilities in New Orleans, Louisiana, as described in the Company’s 2012 Annual Report to Shareholders on pages 50 through 52 under “Note 2: Acquisitions.”

Item 3.	Legal Proceedings.

The Company is a defendant in a variety of legal proceedings. While the Company cannot predict with certainty the ultimate results of these proceedings, the Company does not believe that the final outcome of these proceedings will have a material adverse affect on the Company’s financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

The names, ages as of July 1, 2012, and current positions of the executive officers of the Company are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer of the Company for more than five years.

Name	Age	Years with Company	Position	Served as an Officer Since
Timothy P. Smucker	68	43	Chairman of the Board (1)	1973
Richard K. Smucker	64	39	Chief Executive Officer (2)	1974
Dennis J. Armstrong	57	33	Senior Vice President, Logistics and Operations Support (3)	2007
Mark R. Belgya	51	27	Senior Vice President and Chief Financial Officer (4)	1997
James A. Brown	51	27	Vice President, U.S. Grocery Sales (5)	2009
Vincent C. Byrd	57	35	President and Chief Operating Officer (6)	1988
John W. Denman	55	33	Vice President and Controller	2005
Barry C. Dunaway	49	25	Senior Vice President and Chief Administrative Officer (7)	2001
Tamara J. Fynan	52	23	Vice President, Marketing Services (8)	2012
Jeannette L. Knudsen	42	9	Vice President, General Counsel and Corporate Secretary (9)	2009
David J. Lemmon	45	18	Vice President and Managing Director, Canada (10)	2012
John F. Mayer	56	32	Vice President, U.S. Retail Sales (11)	2004
Kenneth A. Miller	63	32	Vice President and General Manager, Foodservice (12)	2007
Steven Oakland	51	29	President, International, Foodservice, and Natural Foods (13)	1999
Andrew G. Platt	56	29	Vice President, Information Services and Chief Information Officer	2004
Christopher P. Resweber	50	24	Senior Vice President, Corporate Communications and Public Affairs (14)	2004
Julia L. Sabin	52	28	Vice President, Industry and Government Affairs (15)	2007
Mark T. Smucker	42	14	President, U.S. Retail Coffee (16)	2001
Paul Smucker Wagstaff	42	16	President, U.S. Retail Consumer Foods (17)	2001
Albert W. Yeagley	65	38	Vice President, Industry and Government Affairs (18)	2007

(1)	Mr. Timothy Smucker was elected to his present position in March 2011, effective as of August 16, 2011, having served as Chairman of the Board and Co-Chief Executive Officer since February 2001.
(2)

Mr. Richard Smucker was elected to his present position in March 2011, effective as of August 16, 2011, having served as Executive Chairman, Co-Chief Executive Officer and President since August 2008. Prior to that time, he served as President and Co-Chief Executive Officer since February 2001.

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

(8)

Ms. Fynan was elected to her present position in March 2012, effective as of May 1, 2012, having served as Vice President, Advertising and Creative Services since November 2009. Prior to that time, she served as Director, Advertising and Creative Services since April 2006.

(9)

Ms. Knudsen was elected to her present position in August 2010, having served as Vice President, Deputy General Counsel and Corporate Secretary since April 2010, and as Corporate Secretary since April 2009. Prior to that time, she served as Securities and Acquisition Counsel and Assistant Secretary since November 2007.

(10)	Mr. Lemmon was elected to his present position in March 2012, effective as of May 1, 2012, having served as Managing Director, Canada since May 2007.
(11)	Mr. Mayer was elected to his present position in April 2009, effective as of June 30, 2009, having served as Vice President, Customer Development since August 2004.
(12)	Mr. Miller was elected to his present position in August 2011, having served as Vice President, Alternate Channels since February 2007.
(13)

Mr. Oakland was elected to his present position in March 2011, effective as of May 1, 2011, having served as President, U.S. Retail – Smucker’s, Jif and Hungry Jack since August 2008. Prior to that time, he served as Vice President and General Manager, Consumer Oils and Baking since November 2001.

(14)

Mr. Resweber was elected to his present position in March 2012, effective as of May 1, 2012, having served as Vice President, Marketing Communications since July 2009 and as Vice President, Marketing Services since August 2004.

(15)

Ms. Sabin was elected to her present position in March 2012, effective as of June 1, 2012, having served as Vice President and General Manager, Smucker Natural Foods, Inc. since February 2009 and Vice President and General Manager, Smucker Quality Beverages, Inc. since February 2007.

(16)

Mr. Mark Smucker was elected to his present position in March 2011, effective as of May 1, 2011, having served as President, Special Markets since August 2008. Prior to that time, he served as Vice President, International since July 2007 and Vice President and Managing Director, Canada since May 2006.

(17)

Mr. Wagstaff was elected to his present position in March 2011, effective as of May 1, 2011, having served as President, U.S. Retail – Oils and Baking since August 2008. Prior to that time, he served as Vice President, Foodservice and Beverage Markets since May 2006.

(18)

Mr. Yeagley announced his retirement from his present position in March 2012, effective as of December 31, 2012, after having served as Vice President, Industry and Government Affairs since January 2009. Prior to that time, he served as Vice President, Quality Assurance since February 2007.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The information pertaining to the market for the Company's common shares and other related shareholder information is incorporated herein by reference to the information set forth in the Company's 2012 Annual Report to Shareholders under the caption “Stock Price Data” on page 22 and the caption “Comparison of Five-Year Cumulative Total Shareholder Return” on page 23.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2012 - February 29, 2012	1,237,200	$74.11	1,237,200	5,707,100
March 1, 2012 - March 31, 2012	1,763,009	75.75	1,762,800	3,944,300
April 1, 2012 - April 30, 2012	0	0	0	3,944,300

Total	3,000,209	$75.08	3,000,000	3,944,300

Information set forth in the table above represents activity in the Company’s fourth fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.
(c)	During the fourth quarter, the Company repurchased 3,000,000 common shares under the Company’s share repurchase plan established in February 2012 in accordance with Rule 10b5-1 of the Exchange Act, completing the purchase of shares under the plan.
(d)	At April 30, 2012, the Company had 3,944,300 common shares remaining for repurchase under its January 2012 Board of Directors’ authorization. From May 1, 2012 through June 18, 2012, no additional common shares were repurchased by the Company.

Item 6.	Selected Financial Data.

Five-year summaries of selected financial data for the Company and discussions of items which materially affect the comparability of the selected financial data are incorporated herein by reference to the information set forth in the Company's 2012 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 21, “Note 1: Accounting Policies” on pages 46 through 50, “Note 2: Acquisitions” on pages 50 through 52, and “Note 4: Restructuring” on pages 52 and 53.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources, and critical accounting estimates and policies, is incorporated herein by reference to the information set forth in the Company's 2012 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis,” on pages 24 through 36.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are incorporated herein by reference to the information set forth in the Company’s 2012 Annual Report to Shareholders under the caption “Derivative Financial Instruments and Market Risk” on pages 34 through 36.

Item 8.	Financial Statements and Supplementary Data.

Consolidated financial statements of the Company at April 30, 2012 and 2011, and for each of the years in the three-year period ended April 30, 2012, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are incorporated herein by reference to the information set forth in the Company's 2012 Annual Report to Shareholders under the caption “Summary of Quarterly Results of Operations” on page 22 and beginning with “Report of Management on Internal Control Over Financial Reporting” on page 37 through “Note 17: Common Shares” on page 81.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2012 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. In connection with the acquisition of the Sara Lee foodservice business, the Company entered into a Transition Services Agreement (“TSA”) with Sara Lee Corporation to facilitate the transition of the acquired Sara Lee foodservice business to the Company. Under the TSA, Sara Lee Corporation has provided and will continue to provide, on a fee-for-service basis, specified services for a limited time following completion of the acquisition including, but not limited to: supply chain related activities, purchasing, data management, information technology services, and certain financial services and accounting. The Company has instituted controls related to the information obtained under the TSA in order to provide reasonable assurance as to the reliability of information that is used in financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Other than as previously described, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended April 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth in the Company’s 2012 Annual Report to Shareholders under the heading “Report of Management on Internal Control Over Financial Reporting” on page 37 and under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 38, which reports are incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2012. Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

The Board of Directors has adopted a Policy on Ethics and Conduct, last revised January 2012, which applies to the Company’s directors, principal executive officer, principal financial officer, and principal accounting officer. The Board of Directors has adopted charters for each of the Audit, Executive Compensation, and Nominating and Corporate Governance committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on the Company’s Web site (www.smuckers.com).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information set forth under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2012.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Policies and Procedures” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2012.

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

See the Index of Exhibits at page number 26 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2012	The J. M. Smucker Company

/s/ Mark R. Belgya
	By:	Mark R. Belgya
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Richard K. Smucker	Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2012

/s/ Mark R. Belgya
Mark R. Belgya	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 25, 2012

*
John W. Denman	Vice President and Controller (Principal Accounting Officer)	June 25, 2012

*
Timothy P. Smucker	Chairman of the Board	June 25, 2012

*
Vincent C. Byrd	Director	June 25, 2012

*
R. Douglas Cowan	Director	June 25, 2012

*
Kathryn W. Dindo	Director	June 25, 2012

*
Paul J. Dolan	Director	June 25, 2012

*
Nancy Lopez Knight	Director	June 25, 2012

*
Elizabeth Valk Long	Director	June 25, 2012

*
Gary A. Oatey	Director	June 25, 2012

*
Alex Shumate	Director	June 25, 2012

*
Mark T. Smucker	Director	June 25, 2012

*
William H. Steinbrink	Director	June 25, 2012

*
Paul Smucker Wagstaff	Director	June 25, 2012

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 25, 2012	/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen
Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Transaction Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, the Company, and Moon Merger Sub, Inc. incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (Commission File 001-5111).

2.2	Separation Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, and the Company incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (Commission File 001-5111).

3.1	Amended Articles of Incorporation of The J. M. Smucker Company incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File 001-5111).

3.2	Amended Regulations of The J. M. Smucker Company, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 19, 2011 (Commission File 001-5111).

4.1	Rights Agreement, dated as of May 20, 2009, by and between the Company and Computershare Trust Company, N.A., incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed on May 21, 2009 (Commission File 001-5111).

4.2	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 18, 2011 (Commission File 001-5111).

4.3	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the Guarantors, and U.S. Bank National Association, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2011 (Commission File 001-5111).

4.4	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among KeyBank National Association and Bank of Montreal, as administrative agents, and the other parties identified therein, incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed on October 13, 2011.

10.1	1987 Stock Option Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994 (Commission File No. 001-5111).*

10.2	Management Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 (Commission File No. 001-5111).*

10.3	Nonemployee Director Stock Plan dated January 1, 1997 incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997 (Commission File No. 001-5111).*

10.4	1998 Equity and Performance Incentive Plan (as amended and restated effective as of June 6, 2005) incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111).*

10.5	Form of Restricted Shares Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111).*

INDEX OF EXHIBITS

Exhibit No.	Description

10.6	Form of Deferred Shares Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005 (Commission File No. 001-5111).*

10.7	Form of Deferred Stock Units Agreement incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File No. 001-5111).*

10.8	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File 001-5111).*

10.9	First Amendment to The J. M. Smucker Company Top Management Supplemental Retirement Plan, dated as of April 21, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.

10.10	Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of December 31, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File 001-5111).*

10.11	Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of December 31, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File 001-5111).*

10.12	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of April 25, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.

10.13	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of April 25, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.

10.14	The J. M. Smucker Company Voluntary Deferred Compensation Plan, amended and restated as of January 1, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File 001-5111).*

10.15	Amended and Restated 1997 Stock-Based Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).*

10.16	Amended and Restated Nonemployee Director Stock Option Plan, effective August 19, 2005, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 24, 2005 (Commission File No. 001-5111).*

10.17	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 21, 2006 (Commission File 001-5111).*

10.18	Form of Restricted Stock Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2007 (Commission File No. 001-5111).*

10.19	Form of Deferred Stock Units Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2007 (Commission File 001-5111).*

INDEX OF EXHIBITS

Exhibit No.	Description

10.20	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 20, 2010 (Commission File No. 001-5111).*

10.21	Form of Restricted Stock Agreement incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 (Commission File No. 001-5111).*

10.22	Form of Deferred Stock Units Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 28, 2010 (Commission File No. 001-5111).*

10.23	Form of Restricted Stock Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2012 (Commission File 001-5111).*

10.24	Form of Deferred Stock Unit Agreement incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2012 (Commission File No. 001-5111).*

10.25	Form of Special One-Time Grant Deferred Stock Units Agreement incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 (Commission File No. 001-5111).*

10.26	Form of Special One-ffTime Grant Restricted Stock Agreement incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 (Commission File No. 001-5111).*

10.27	Omnibus Amendment to Restricted Stock Agreements for Folgers Employees, dated as of November 4, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File No. 001-5111).*

10.28	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007) incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (Commission File 001-5111).*

10.29	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, restated as of May 1, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (Commission File 001-5111).*

10.30	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.31	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

10.32	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation incorporated herein by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 001-6699).

INDEX OF EXHIBITS

Exhibit No.	Description

10.33	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.34	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc. incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 001-6699).

10.35	Note Purchase Agreement, dated as of May 27, 2004, by and among the Company and each of the Purchasers signatory thereto incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (Commission File 001-5111).

10.36	First Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.37	Second Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.38	Third Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.39	Fourth Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File 001-5111).

10.40	Note Purchase Agreement, dated as of May 31, 2007, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (Commission File 001-5111).

10.41	First Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.42	Second Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.43	Third Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File 001-5111).

10.44	Note Purchase Agreement, dated as of October 23, 2008, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

INDEX OF EXHIBITS

Exhibit No.	Description

10.45	First Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.46	Second Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (Commission File 001-5111).

10.47	Note Purchase Agreement, dated as of June 15, 2010, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed on June 17, 2010 (Commission File 001-5111).

10.48	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of May 27, 2004, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.49	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of May 31, 2007, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.50	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of October 23, 2008, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.51	Purchase Agreement, dated January 13, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Robin Hood Multifoods Corporation, the Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).

10.52	Letter Agreement, dated January 24, 2005, and Amendment to Purchase Agreement, dated February 18, 2005, by and among International Multifoods Corporation, Multifoods Brands, Inc., Fantasia Confections, Inc., Smucker Foods of Canada Co. (formerly known as Robin Hood Multifoods Corporation), the Company, Value Creation Partners, Inc., Best Brands Corp., and IMCB Corp., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (Commission File 001-5111).

10.53	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and the Company, dated November 6, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

10.54	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (Commission File 001-5111).

INDEX OF EXHIBITS

Exhibit No.	Description

10.55	Second Amended and Restated Credit Agreement, dated as of July 29, 2011, among the Company, Smucker Foods of Canada Corp., the Lenders, the Guarantors, and Bank of Montreal, as administrative agent for the Lenders, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 2, 2011 (Commission File 001-5111).

12.1	Computation of Ratio of Earnings to Fixed Charges.

13	Excerpts from 2012 Annual Report to Shareholders. Such Annual Report, except those portions thereof that are expressly incorporated herein by reference, is furnished for the information of the Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or arrangement.

THE J. M. SMUCKER COMPANY

ANNUAL REPORT ON FORM 10-K

INDEX TO FINANCIAL STATEMENTS

Annual Report to Shareholders
Data incorporated by reference to the 2012 Annual Report to Shareholders of The J. M. Smucker Company:
Report of Management on Internal Control Over Financial Reporting	37
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	38
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	39
Consolidated Balance Sheets at April 30, 2012 and 2011	42 - 43
For the years ended April 30, 2012, 2011, and 2010:
Statements of Consolidated Income	41
Statements of Consolidated Cash Flows	44
Statements of Consolidated Shareholders' Equity	45
Notes to Consolidated Financial Statements	46 -81

Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or the notes thereto.

F-1