Form 10-Q
period 2012-07-31
SMUCKER J M CO
filed 2012-09-06
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

The Company had 109,453,922 common shares outstanding on August 31, 2012.

The Exhibit Index is located at Page No. 37.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
	(Dollars in thousands, except per share data)
Net sales	$1,369,703	$1,188,883
Cost of products sold	895,966	747,373
Cost of products sold - restructuring and merger and integration	3,964	10,426

Gross Profit	469,773	431,084
Selling, distribution, and administrative expenses	232,216	216,552
Amortization	24,191	20,235
Other restructuring costs	10,910	9,897
Other merger and integration costs	6,269	4,685
Other special project costs	6,669	0
Other operating income - net	(1,007)	(988)

Operating Income	190,525	180,703
Interest income	278	302
Interest expense	(23,882)	(15,422)
Other income - net	344	1,243

Income Before Income Taxes	167,265	166,826
Income taxes	56,402	55,303

Net Income	$110,863	$111,523

Earnings per common share:
Net Income	$1.00	$0.98

Net Income - Assuming Dilution	$1.00	$0.98

Dividends declared per common share	$0.52	$0.48

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
	(Dollars in thousands, except per share data)
Net Income	$110,863	$111,523
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,141)	(3,321)
Cash-flow hedging derivative activity, net of tax	2,841	(7,713)
Pension and other postretirement benefit plans activity, net of tax	2,099	0
Available-for-sale securities activity, net of tax	(194)	(133)

Total other comprehensive loss	(395)	(11,167)

Comprehensive Income	$110,468	$100,356

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2012	April 30, 2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$311,474	$229,708
Trade receivables, less allowance for doubtful accounts	390,924	347,518
Inventories:
Finished products	647,156	643,517
Raw materials	372,183	318,059

	1,019,339	961,576
Other current assets	78,591	104,663

Total Current Assets	1,800,328	1,643,465
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	90,320	89,599
Buildings and fixtures	479,455	460,242
Machinery and equipment	1,209,402	1,160,307
Construction in progress	111,840	142,983

	1,891,017	1,853,131
Accumulated depreciation	(789,981)	(757,042)

Total Property, Plant, and Equipment	1,101,036	1,096,089
OTHER NONCURRENT ASSETS
Goodwill	3,053,246	3,054,618
Other intangible assets - net	3,162,025	3,187,007
Other noncurrent assets	145,475	134,047

Total Other Noncurrent Assets	6,360,746	6,375,672

	$9,262,110	$9,115,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$283,201	$274,725
Accrued trade marketing and merchandising	115,040	62,111
Current portion of long-term debt	50,000	50,000
Other current liabilities	262,228	230,136

Total Current Liabilities	710,469	616,972
NONCURRENT LIABILITIES
Long-term debt	2,019,875	2,020,543
Deferred income taxes	995,391	992,692
Other noncurrent liabilities	312,922	321,633

Total Noncurrent Liabilities	3,328,188	3,334,868
SHAREHOLDERS’ EQUITY
Common shares	27,610	27,571
Additional capital	4,268,179	4,261,171
Retained income	1,013,831	961,207
Amount due from ESOP Trust	(1,781)	(2,572)
Accumulated other comprehensive loss	(84,386)	(83,991)

Total Shareholders’ Equity	5,223,453	5,163,386

	$9,262,110	$9,115,226

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2012	2011
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$110,863	$111,523
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	36,054	27,569
Depreciation - restructuring and merger and integration	3,590	10,415
Amortization	24,191	20,235
Share-based compensation expense	4,309	6,032
Other noncash restructuring charges	6	909
Loss on sale of assets - net	1,014	725
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(43,990)	7,512
Inventories	(58,690)	(330,854)
Accounts payable and accrued items	61,120	55,380
Defined benefit pension contributions	(1,033)	(3,691)
Accrued and prepaid taxes	44,806	41,206
Other - net	(5,521)	(5,199)

Net Cash Provided by (Used for) Operating Activities	176,719	(58,238)
INVESTING ACTIVITIES
Business acquired, net of cash acquired	0	(362,846)
Additions to property, plant, and equipment	(46,282)	(67,632)
Sales and maturities of marketable securities	0	18,600
Proceeds from disposal of property, plant, and equipment	256	130
Other - net	17,713	(18)

Net Cash Used for Investing Activities	(28,313)	(411,766)
FINANCING ACTIVITIES
Revolving credit agreement - net	0	306,700
Quarterly dividends paid	(52,845)	(50,159)
Purchase of treasury shares	(4,240)	(5,385)
Proceeds from stock option exercises	185	242
Other - net	(7,708)	2,534

Net Cash (Used for) Provided by Financing Activities	(64,608)	253,932
Effect of exchange rate changes on cash	(2,032)	(1,298)

Net increase (decrease) in cash and cash equivalents	81,766	(217,370)
Cash and cash equivalents at beginning of period	229,708	319,845

Cash and Cash Equivalents at End of Period	$311,474	$102,475

( )	Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted, except per share data)

Note 1: Basis of Presentation

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

Operating results for the three-month period ended July 31, 2012, are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. For further information, reference is made to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

Note 2: Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which eliminated the option to present the components of other comprehensive income as part of the statement of shareholders’ equity and required the presentation of net income and other comprehensive income to be in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the components that are recognized in net income or other comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income while the FASB further deliberates this aspect of the standard. ASU 2011-05, as amended by ASU 2011-12, was effective May 1, 2012, for the Company and the Company elected to present net income and other comprehensive income in two separate but consecutive statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires the disclosure of both gross and net information about instruments and transactions eligible for offset in the consolidated balance sheet. This ASU will be effective May 1, 2013, for the Company and will require retrospective application. The Company anticipates the adoption of ASU 2011-11 will not impact the financial statements, but will expand the disclosures related to financial instruments.

The FASB issued ASU 2011-08, Testing Goodwill for Impairment and ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment in September 2011 and July 2012, respectively. ASU 2011-08 and ASU 2012-02 simplify the guidance for testing impairment of goodwill and indefinite-lived intangible assets by allowing the Company the option to perform a qualitative test to assess the likelihood that the estimated fair value is less than the carrying amount. ASU 2011-08 will be effective for the Company’s February 1, 2013 annual impairment test. ASU 2012-02 will be effective for the Company’s February 1, 2014 annual impairment test, but early adoption is permitted. The Company anticipates the adoption of ASU 2011-08 and ASU 2012-02 could change the annual process for impairment testing, but will not impact the financial statements or disclosures.

Note 3: Acquisitions

On January 3, 2012, the Company completed the acquisition of a majority of the North American foodservice coffee and hot beverage business of Sara Lee Corporation (“Sara Lee foodservice business”), including a liquid coffee manufacturing facility in Suffolk, Virginia, for $420.6 million in an all-cash transaction. Utilizing proceeds from the 3.50 percent Notes issued in October 2011, the Company paid Sara Lee Corporation, recently renamed The Hillshire Brands Company, $375.6 million, net of a working capital adjustment, and will pay an additional $50.0 million in declining installments over the next 10 years to a subsidiary of D.E Master Blenders 1753 N.V., an independent public company recently separated from The Hillshire Brands Company. The additional $50.0 million obligation was included in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet and recorded at a present value of $45 million as of the date of acquisition. During the three months ended July 31, 2012, $10 million was paid and included in other – net financing on the Condensed Statement of Consolidated Cash Flows. Total one-time costs related to the acquisition are estimated to be approximately $25.0 million, consisting primarily of transition services provided by Sara Lee Corporation and employee separation and relocation costs, nearly all of which are cash related. The Company has incurred one-time costs of $20.1 million through July 31, 2012, directly related to the merger and integration of the acquired business, and the charges were reported in other merger and integration costs in the Condensed Statements of Consolidated Income. The Company expects the remainder of the costs to be incurred through the next fiscal year.

The acquisition included the market-leading liquid coffee concentrate business sold under the licensed Douwe Egberts® brand, along with a variety of roast and ground coffee, cappuccino, tea, and cocoa products, sold through foodservice channels in North America. Liquid coffee concentrate adds a unique, high-quality, and technology-driven form of coffee to the Company’s existing foodservice product offering.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The Company determined the fair values based on independent appraisals, discounted cash flow analyses, and estimates made by management. The purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, and, as such, the excess was allocated to goodwill. The amount allocated to goodwill was primarily attributable to anticipated synergies and market expansion. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Cash and cash equivalents	$1,221
Other current assets	42,619
Property, plant, and equipment	92,775
Intangible assets	138,900
Goodwill	149,948
Other noncurrent assets	863

Total assets acquired	$426,326

Liabilities assumed:
Current liabilities	$3,599
Noncurrent liabilities	2,097

Total liabilities assumed	$5,696

Net assets acquired	$420,630

Of the total goodwill assigned to the International, Foodservice, and Natural Foods segment, $140.9 million is deductible for tax purposes.

The purchase price allocated to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives:
Customer relationships (10-year useful life)	$92,000
Technology (10-year useful life)	23,800
Trademarks (6-year weighted-average useful life)	23,100

Total intangible assets	$138,900

On May 16, 2011, the Company completed the acquisition of the coffee brands and business operations of Rowland Coffee Roasters, Inc. (“Rowland Coffee”), a privately-held company headquartered in Miami, Florida, for $362.8 million. The acquisition included a manufacturing, distribution, and office facility in Miami. The Company utilized cash on hand and borrowed $180.0 million under its revolving credit facility to fund the transaction. In addition, the Company has incurred one-time costs of $11.3 million through July 31, 2012, directly related to the merger and integration of Rowland Coffee, which includes approximately $5.0 million in noncash expense items that were reported in cost of products sold. The remaining charges were reported in other merger and integration costs in the Condensed Statements of Consolidated Income. Total one-time costs related to the acquisition are estimated to be approximately $25.0 million, including approximately $10.0 million of noncash charges, primarily accelerated depreciation, associated with consolidating coffee production currently in Miami into the Company’s existing facilities in New Orleans, Louisiana. The Company expects these costs to be incurred over the next two fiscal years.

The acquisition of Rowland Coffee, a leading producer of espresso coffee in the U.S., strengthens and broadens the Company’s leadership in the U.S. retail coffee category by adding the leading Hispanic brands, Café Bustelo® and Café Pilon®, to the Company’s portfolio of brands.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The Company determined the fair values based on independent appraisals, discounted cash flow analyses, and estimates made by management. The purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, and, as such, the excess was allocated to goodwill. The amount allocated to goodwill was primarily attributable to anticipated synergies and market expansion. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Current assets	$33,971
Property, plant, and equipment	29,227
Intangible assets	213,500
Goodwill	91,675

Total assets acquired	$368,373

Liabilities assumed:
Current liabilities	$5,527

Total liabilities assumed	$5,527

Net assets acquired	$362,846

Goodwill of $84.8 million and $6.9 million was assigned to the U.S. Retail Coffee and the International, Foodservice, and Natural Foods segments, respectively. Of the total goodwill, $87.2 million is deductible for tax purposes.

The purchase price allocated to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives:
Customer relationships (19-year weighted-average useful life)	$147,800
Trademark (10-year useful life)	1,600
Intangible assets with indefinite lives:
Trademarks	64,100

Total intangible assets	$213,500

If the Sara Lee foodservice business and Rowland Coffee acquisitions had occurred on May 1, 2011, pro forma consolidated net sales would have been approximately $1.3 billion for the three months ended July 31, 2011, and the contribution of the acquired businesses would not have had a material impact to reported consolidated earnings for the three months ended July 31, 2011. The pro forma consolidated results do not give effect to the synergies of the acquisitions and are not indicative of operations in future periods.

Note 4: Equity Method Investment

On March 26, 2012, the Company acquired a 25 percent equity interest in Guilin Seamild Biologic Technology Development Co., Ltd. (“Seamild”), a privately-owned manufacturer and marketer of oats products headquartered in Guilin in the Guangxi province of China, for $35.9 million. Seamild’s products, primarily oatmeal and oat-based cereals, are sold under the leading Seamild brand with distribution in retail channels throughout China. Seamild’s portfolio of quality, trusted products aligns with the Company’s strategy of owning and marketing leading food brands.

The initial investment in Seamild was recorded at cost and is included in other noncurrent assets in the Consolidated Balance Sheet. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets. Under the equity method of accounting, the investment is adjusted for the Company’s proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The investment did not have a material impact on the Company’s consolidated financial statements for the three months ended July 31, 2012.

Note 5: Restructuring

In calendar 2010, the Company announced its plan to restructure its coffee, fruit spreads, and Canadian pickle and condiments operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative includes capital investments for a new state-of-the-art food manufacturing facility in Orrville, Ohio; consolidation of coffee production in New Orleans, Louisiana; and the transition of the Company’s pickle and condiments production to third-party manufacturers.

Upon completion, the restructuring plan will result in a reduction of approximately 850 full-time positions and the closing of six of the Company’s facilities – Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario. The Sherman, Dunnville, Delhi Township, and Kansas City facilities have been closed and approximately 75 percent of the full-time positions have been reduced as of July 31, 2012.

The Company expects to incur restructuring costs of approximately $245.0 million, of which $203.3 million has been incurred through July 31, 2012. The majority of the remaining costs are anticipated to be recognized through the next fiscal year.

The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

	Long-Lived Asset Charges	Employee Separation	Site Preparation and Equipment Relocation	Production Start-up	Other Costs	Total
Total expected restructuring charge	$105,000	$71,000	$31,000	$26,000	$12,000	$245,000

Balance at May 1, 2011	$0	$10,198	$0	$0	$0	$10,198
Charge to expense	34,195	20,364	12,963	10,689	2,930	81,141
Cash payments	0	(13,754)	(12,963)	(10,689)	(2,930)	(40,336)
Noncash utilization	(34,195)	(8,030)	0	0	0	(42,225)

Balance at April 30, 2012	$0	$8,778	$0	$0	$0	$8,778
Charge to expense	3,172	1,284	5,575	3,606	818	14,455
Cash payments	0	(512)	(5,575)	(3,606)	(818)	(10,511)
Noncash utilization	(3,172)	(6)	0	0	0	(3,178)

Balance at July 31, 2012	$0	$9,544	$0	$0	$0	$9,544

Remaining expected restructuring charge	$10,194	$12,203	$5,863	$6,495	$6,981	$41,736

Total restructuring charges of $14.5 million and $19.6 million in the three months ended July 31, 2012 and 2011, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $3.6 million and $9.7 million were reported in cost of products sold in the three months ended July 31, 2012 and 2011, respectively, while the remaining charges were reported in other restructuring costs. The restructuring costs classified as cost of products sold primarily include long-lived asset charges for accelerated depreciation related to property, plant, and equipment that will be used at the affected production facilities until they are closed or sold.

Employee separation costs include severance, retention bonuses, and pension costs. Severance costs and retention bonuses are being recognized over the estimated future service period of the affected employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets. For additional information on the impact of the restructuring plan on defined benefit pension and other postretirement benefit plans, see Note 11: Pensions and Other Postretirement Benefits.

Other costs include professional fees, costs related to closing the facilities, and miscellaneous expenditures associated with the Company’s restructuring initiative and are expensed as incurred.

Note 6: Share-Based Payments

The Company provides for equity-based incentives to be awarded to key employees and non-employee directors. These incentives are administered primarily through the 2010 Equity and Incentive Compensation Plan, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, and stock options.

The following table summarizes amounts related to share-based payments.

	Three Months Ended July 31,
	2012	2011
Share-based compensation expense included in selling, distribution, and administrative expenses	$4,116	$5,151
Share-based compensation expense included in other merger and integration costs	193	881
Share-based compensation expense included in other restructuring costs	6	43

Total share-based compensation expense	$4,315	$6,075

Related income tax benefit	$1,455	$2,014

As of July 31, 2012, total compensation cost related to nonvested share-based awards not yet recognized was approximately $43,344. The weighted-average period over which this amount is expected to be recognized is 3.2 years.

Note 7: Common Shares

The following table sets forth common share information.

	July 31, 2012	April 30, 2012
Common shares authorized	150,000,000	150,000,000
Common shares outstanding	110,438,142	110,284,715
Treasury shares	18,167,023	18,320,450

Note 8: Reportable Segments

The Company operates in one industry: the manufacturing and marketing of food products. The Company has three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods. The U.S. Retail Coffee segment primarily represents the domestic sales of Folgers®, Dunkin’ Donuts®, Millstone®, Café Bustelo, and Café Pilon branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Smucker’s®, Crisco®, Jif®, Pillsbury®, Eagle Brand®, Hungry Jack®, and Martha White® branded products; and the International, Foodservice, and Natural Foods segment is comprised of products distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators), and health and natural foods stores and distributors.

Segment profit represents revenue, less direct and allocable operating expenses, and is consistent with the way in which the Company manages its segments. However, the Company does not represent that the segments, if operated independently, would report the segment profit set forth below, as segment profit excludes certain operating expenses such as corporate administrative expenses.

	Three Months Ended July 31,
	2012	2011
Net sales:
U.S. Retail Coffee	$520,793	$500,109
U.S. Retail Consumer Foods	528,444	459,500
International, Foodservice, and Natural Foods	320,466	229,274

Total net sales	$1,369,703	$1,188,883

Segment profit:
U.S. Retail Coffee	$126,388	$139,711
U.S. Retail Consumer Foods	107,835	79,019
International, Foodservice, and Natural Foods	40,686	38,545

Total segment profit	$274,909	$257,275

Interest income	278	302
Interest expense	(23,882)	(15,422)
Share-based compensation expense	(4,116)	(5,151)
Cost of products sold - restructuring and merger and integration	(3,964)	(10,426)
Other restructuring costs	(10,910)	(9,897)
Other merger and integration costs	(6,269)	(4,685)
Other special project costs	(6,669)	0
Corporate administrative expenses	(52,456)	(46,413)
Other income - net	344	1,243

Income before income taxes	$167,265	$166,826

Note 9: Debt and Financing Arrangements

Long-term debt consists of the following:

	July 31, 2012	April 30, 2012
4.78% Senior Notes due June 1, 2014	$100,000	$100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	397,201	397,906
3.50% Notes due October 15, 2021	748,674	748,637
5.55% Senior Notes due April 1, 2022	400,000	400,000
4.50% Senior Notes due June 1, 2025	400,000	400,000

Total long-term debt	$2,069,875	$2,070,543
Current portion of long-term debt	50,000	50,000

Total long-term debt, less current portion	$2,019,875	$2,020,543

All of the Company’s Senior Notes are unsecured and interest is paid semiannually. Scheduled principal payments are required on the 5.55 percent Senior Notes, the first of which is $50.0 million on April 1, 2013, and on the 4.50 percent Senior Notes, the first of which is $100.0 million on June 1, 2020.

The Company has available a $1.0 billion revolving credit facility with a group of nine banks that matures in July 2016. The Company did not have a balance outstanding under the revolving credit facility at July 31, 2012.

The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. The Company is in compliance with all covenants.

Note 10: Earnings per Share

The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended July 31,
	2012	2011
Computation of net income per common share:
Net income	$110,863	$111,523
Net income allocated to participating securities	954	1,127

Net income allocated to common stockholders	$109,909	$110,396

Weighted-average common shares outstanding	109,418,592	113,122,789

Net income per common share	$1.00	$0.98

Computation of net income per common share - assuming dilution:
Net income	$110,863	$111,523
Net income allocated to participating securities	954	1,127

Net income allocated to common stockholders	$109,909	$110,396

Weighted-average common shares outstanding	109,418,592	113,122,789
Dilutive effect of stock options	29,536	57,637

Weighted-average common shares outstanding - assuming dilution	109,448,128	113,180,426

Net income per common share - assuming dilution	$1.00	$0.98

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended July 31,
	2012	2011
Weighted-average common shares outstanding	109,418,592	113,122,789
Weighted-average participating shares outstanding	949,679	1,154,758

Total weighted-average shares outstanding	110,368,271	114,277,547
Dilutive effect of stock options	29,536	57,637

Total weighted-average shares outstanding - assuming dilution	110,397,807	114,335,184

Note 11: Pensions and Other Postretirement Benefits

The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$2,298	$2,062	$673	$525
Interest cost	6,028	6,523	765	780
Expected return on plan assets	(6,322)	(6,885)	0	0
Recognized net actuarial loss (gain)	3,362	2,201	0	(25)
Settlement loss	6,669	0	0	0
Other	254	300	(106)	(100)

Net periodic benefit cost	$12,289	$4,201	$1,332	$1,180

Upon completion of the restructuring plan discussed in Note 5: Restructuring, approximately 850 full-time positions will be reduced. The Company has included the estimated impact of the planned reductions in measuring the net periodic benefit cost of the defined benefit pension and other postretirement benefit plans for the three months ended July 31, 2012, and 2011. During the three months ended July 31, 2012, the Company paid a portion of its terminated pension participants lump-sum cash settlements in order to reduce the Company’s future pension obligation and administrative costs. The charges related to the lump-sum cash settlements are included above in settlement loss and were reported in other special project costs in the Condensed Statements of Consolidated Income during the three months ended July 31, 2012.

Note 12: Contingencies

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

Note 13: Derivative Financial Instruments

The Company is exposed to market risks, such as changes in commodity prices, foreign currency exchange rates, and interest rates. To manage the volatility related to these exposures, the Company enters into various derivative transactions. By policy, the Company historically has not entered into derivative financial instruments for trading purposes or for speculation.

Commodity Price Management: The Company enters into commodity futures and options contracts to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, edible oils, corn, corn sweetener, and flour. The Company also enters into commodity futures and options contracts to manage price risk for energy input costs, including natural gas and diesel fuel. The derivative instruments generally have maturities of less than one year.

Certain of the derivative instruments associated with the Company’s U.S. Retail Coffee and U.S. Retail Consumer Foods segments meet the hedge criteria and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. Cash flows related to qualifying hedges are classified consistently with the cash flows from the hedged item in the Condensed Statements of Consolidated Cash Flows. In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is measured and assessed at inception and on a monthly basis. The mark-to-market gains or losses on nonqualifying and ineffective portions of commodity hedges are recognized in cost of products sold immediately.

The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument; thus, the Company would expect that any gain or loss in the estimated fair value of its derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.

Foreign Currency Exchange Rate Hedging: The Company utilizes foreign currency forwards and options contracts to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials, finished goods, and fixed assets in Canada. The contracts generally have maturities of less than one year. At the inception of the contract, the derivative is evaluated and documented for hedge accounting treatment. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive loss. These gains or losses are reclassified to earnings in the period the contract is executed. The ineffective portion of these contracts is immediately recognized in earnings.

Interest Rate Hedging: The Company utilizes derivative instruments to manage changes in the fair value of its debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet and changes in the fair value would be recognized in interest expense.

The following table sets forth the fair value of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2012		April 30, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity contracts	$10,441	$3,282	$6,569	$19,510

Total derivatives designated as hedging instruments	$10,441	$3,282	$6,569	$19,510

Derivatives not designated as hedging instruments:
Commodity contracts	$24,366	$10,286	$3,166	$3,631
Foreign currency exchange contracts	205	549	436	982

Total derivatives not designated as hedging instruments	$24,571	$10,835	$3,602	$4,613

Total derivatives instruments	$35,012	$14,117	$10,171	$24,123

The Company has elected to not offset fair value amounts recognized for commodity derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $5,390 and $32,529 at July 31, 2012 and April 30, 2012, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges.

	Three Months Ended July 31,
	2012	2011
Losses recognized in other comprehensive loss (effective portion)	$(2,210)	$(6,014)
(Losses) gains reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	(6,538)	6,108

Change in accumulated other comprehensive loss	$4,328	$(12,122)

Losses recognized in cost of products sold (ineffective portion)	$(84)	$(121)

Included as a component of accumulated other comprehensive loss at July 31, 2012 and April 30, 2012, were deferred pre-tax losses of $19,959 and $24,287, respectively, related to commodity contracts. The related tax impact recognized in accumulated other comprehensive loss was a benefit of $7,249 and $8,820 at July 31, 2012 and April 30, 2012, respectively. The entire amount of the deferred loss included in accumulated other comprehensive loss at July 31, 2012, is expected to be recognized in earnings within one year as the related commodity is sold.

The following table presents information on the pre-tax losses recognized on the interest rate swap designated as a cash flow hedge.

	Three Months Ended July 31,
	2012	2011
Gains recognized in other comprehensive loss (effective portion)	$0	$0
Losses reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(132)	0

Change in accumulated other comprehensive loss	$132	$0

Gains recognized in interest expense (ineffective portion)	$0	$0

Included as a component of accumulated other comprehensive loss at July 31, 2012 and April 30, 2012, were deferred pre-tax losses of $5,782 and $5,914, respectively, related to the termination of the interest rate contract. The related tax benefit recognized in accumulated other comprehensive loss was $2,085 and $2,133 at July 31, 2012 and April 30, 2012, respectively. Approximately $500 of the loss will be recognized over the next 12 months.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended July 31,
	2012	2011
Unrealized gains on commodity contracts	$19,622	$4,401
Unrealized gains (losses) on foreign currency exchange contracts	102	(205)

Total unrealized gains recognized in cost of products sold	$19,724	$4,196

Realized (losses) gains on commodity contracts	$(7,841)	$9,296
Realized gains on foreign currency exchange contracts	103	290

Total realized (losses) gains recognized in cost of products sold	$(7,738)	$9,586

Total gains recognized in cost of products sold	$11,986	$13,782

The following table presents the gross contract notional value of outstanding derivative contracts.

	July 31, 2012	April 30, 2012
Commodity contracts	$926,765	$983,381
Foreign currency exchange contracts	121,398	94,424

Note 14: Other Financial Instruments and Fair Value Measurements

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

	July 31, 2012		April 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	45,240	45,240	36,173	36,173
Derivative financial instruments - net	20,895	20,895	(13,952)	(13,952)
Long-term debt	(2,069,875)	(2,471,540)	(2,070,543)	(2,443,514)

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

The following tables summarize the fair values and the levels within the fair value hierarchy in which the fair value measurements fall for the Company’s financial assets (liabilities).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2012
Other investments: (A)
Equity mutual funds	$18,419	$0	$0	$18,419
Municipal obligations	0	24,831	0	24,831
Other investments	1,990	0	0	1,990
Derivatives: (B)
Commodity contracts - net	21,118	121	0	21,239
Foreign currency exchange contracts - net	0	(344)	0	(344)
Long-term debt (C)	(803,651)	(1,667,889)	0	(2,471,540)

Total financial instruments measured at fair value	$(762,124)	$(1,643,281)	$0	$(2,405,405)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2012
Other investments: (A)
Equity mutual funds	$14,649	$0	$0	$14,649
Municipal obligations	0	20,392	0	20,392
Other investments	1,132	0	0	1,132
Derivatives: (B)
Commodity contracts - net	(12,788)	(618)	0	(13,406)
Foreign currency exchange contracts - net	(1)	(545)	0	(546)
Long-term debt (C)	(777,023)	(1,666,491)	0	(2,443,514)

Total financial instruments measured at fair value	$(774,031)	$(1,647,262)	$0	$(2,421,293)

(A)	The Company’s other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets and municipal obligations valued by a third party using valuation techniques which utilize inputs that are derived principally from or corroborated by observable market data. As of July 31, 2012, the Company’s municipal obligations are scheduled to mature as follows: $3,605 in 2013, $731 in 2014, $2,727 in 2015, $928 in 2016, and $16,840 in 2017 and beyond.
(B)	The Company’s Level 1 derivatives are valued using quoted market prices for identical instruments in active markets. The Level 2 derivatives are valued using quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. For additional information, see Note 13: Derivative Financial Instruments.
(C)

The Company’s long-term debt is comprised of public Notes classified as Level 1 and private Senior Notes classified as Level 2. The public Notes are traded in an active secondary market and valued using quoted prices. The value of the private Senior Notes is based on the net present value of each interest and principal payment calculated, utilizing an interest rate derived from a fair market yield curve. For additional information, see Note 9: Debt and Financing Arrangements.

Note 15: Income Taxes

Income tax expense increased $1.1 million in the three months ended July 31, 2012, resulting in an increase in the effective tax rate to 33.7 percent, compared to 33.2 percent in the first quarter of 2012.

During the three-month period ended July 31, 2012, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, partially offset by state income taxes.

Within the next 12 months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $0.6 million, primarily as a result of expiring statute of limitations periods.

Note 16: Guarantor and Non-Guarantor Financial Information

In October 2011, the Company filed a registration statement on Form S-3 registering certain securities described therein, including debt securities which are guaranteed by certain of the Company’s subsidiaries. The Company issued $750.0 million of 3.50 percent Notes pursuant to the registration statement that are fully and unconditionally guaranteed, on a joint and several basis, by the following 100 percent wholly-owned subsidiaries of the Company: J.M. Smucker LLC and The Folgers Coffee Company (the “subsidiary guarantors”). The following condensed consolidated financial information for the Company, the subsidiary guarantors, and the non-guarantor subsidiaries is provided below. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s 100 percent wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for investments in subsidiaries using the equity method.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three Months Ended July 31, 2012
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,000,194	$318,136	$1,309,239	$(1,257,866)	$1,369,703
Cost of products sold	890,654	290,753	973,657	(1,255,134)	899,930

Gross Profit	109,540	27,383	335,582	(2,732)	469,773
Selling, distribution, and administrative expenses, restructuring, merger and integration, and other special project costs	56,850	11,910	187,304	0	256,064
Amortization	2,934	0	21,257	0	24,191
Other operating (income) expense - net	(670)	(539)	202	0	(1,007)

Operating Income	50,426	16,012	126,819	(2,732)	190,525
Interest (expense) income - net	(23,819)	298	(83)	0	(23,604)
Other income (expense) - net	4,422	505	(4,583)	0	344
Equity in net earnings of subsidiaries	89,336	33,183	16,514	(139,033)	0

Income Before Income Taxes	120,365	49,998	138,667	(141,765)	167,265
Income taxes	9,502	101	46,799	0	56,402

Net Income	$110,863	$49,897	$91,868	$(141,765)	$110,863
Other comprehensive (loss) income, net of tax	(395)	2,341	(2,522)	181	(395)

Comprehensive Income	$110,468	$52,238	$89,346	$(141,584)	$110,468

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three Months Ended July 31, 2011
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$917,109	$347,488	$753,389	$(829,103)	$1,188,883
Cost of products sold	780,585	318,295	484,957	(826,038)	757,799

Gross Profit	136,524	29,193	268,432	(3,065)	431,084
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	59,315	12,202	159,617	0	231,134
Amortization	1,297	0	18,938	0	20,235
Other operating expense (income) - net	67	(498)	(557)	0	(988)

Operating Income	75,845	17,489	90,434	(3,065)	180,703
Interest (expense) income - net	(15,374)	975	(721)	0	(15,120)
Other income - net	791	117	335	0	1,243
Equity in net earnings of subsidiaries	69,586	46,319	17,608	(133,513)	0

Income Before Income Taxes	130,848	64,900	107,656	(136,578)	166,826
Income taxes	19,325	323	35,655	0	55,303

Net Income	$111,523	$64,577	$72,001	$(136,578)	$111,523
Other comprehensive (loss) income, net of tax	(11,167)	(7,591)	(11,003)	18,594	(11,167)

Comprehensive Income	$100,356	$56,986	$60,998	$(117,984)	$100,356

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2012
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$195,817	$0	$115,657	$0	$311,474
Inventories	0	154,103	882,831	(17,595)	1,019,339
Other current assets	384,865	12,068	72,582	0	469,515

Total Current Assets	580,682	166,171	1,071,070	(17,595)	1,800,328
PROPERTY, PLANT, AND EQUIPMENT	226,619	400,411	474,006	0	1,101,036
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY	5,646,246	4,123,437	580,143	(10,349,826)	0
OTHER NONCURRENT ASSETS
Goodwill	981,606	0	2,071,640	0	3,053,246
Other intangible assets - net	433,538	0	2,728,487	0	3,162,025
Other noncurrent assets	69,595	13,529	62,351	0	145,475

Total Other Noncurrent Assets	1,484,739	13,529	4,862,478	0	6,360,746

	$7,938,286	$4,703,548	$6,987,697	$(10,367,421)	$9,262,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES	$376,036	$94,826	$239,607	$0	$710,469
NONCURRENT LIABILITIES
Long-term debt	2,019,875	0	0	0	2,019,875
Deferred income taxes	105,729	0	889,662	0	995,391
Other noncurrent liabilities	213,193	20,002	79,727	0	312,922

Total Noncurrent Liabilities	2,338,797	20,002	969,389	0	3,328,188
SHAREHOLDERS’ EQUITY	5,223,453	4,588,720	5,778,701	(10,367,421)	5,223,453

	$7,938,286	$4,703,548	$6,987,697	$(10,367,421)	$9,262,110

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2012
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,281	$0	$121,427	$0	$229,708
Inventories	0	161,411	815,030	(14,865)	961,576
Other current assets	334,220	3,499	114,462	0	452,181

Total Current Assets	442,501	164,910	1,050,919	(14,865)	1,643,465
PROPERTY, PLANT, AND EQUIPMENT	220,354	389,163	486,572	0	1,096,089
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY	5,684,496	4,241,145	702,550	(10,628,191)	0
OTHER NONCURRENT ASSETS
Goodwill	981,606	0	2,073,012	0	3,054,618
Other intangible assets - net	435,713	0	2,751,294	0	3,187,007
Other noncurrent assets	59,992	11,137	62,918	0	134,047

Total Other Noncurrent Assets	1,477,311	11,137	4,887,224	0	6,375,672

	$7,824,662	4,806,355	$7,127,265	$(10,643,056)	$9,115,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES	$323,608	$101,714	$191,650	$0	$616,972
NONCURRENT LIABILITIES
Long-term debt	2,020,543	0	0	0	2,020,543
Deferred income taxes	104,822	311	887,559	0	992,692
Other noncurrent liabilities	212,303	20,031	89,299	0	321,633

Total Noncurrent Liabilities	2,337,668	20,342	976,858	0	3,334,868
SHAREHOLDERS’ EQUITY	5,163,386	4,684,299	5,958,757	(10,643,056)	5,163,386

	$7,824,662	$4,806,355	$7,127,265	$(10,643,056)	$9,115,226

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended July 31, 2012
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$32,018	$16,971	$127,730	$0	$176,719

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(8,008)	(23,227)	(15,047)	0	(46,282)
Proceeds from disposal of property, plant, and equipment	0	34	222	0	256
Other - net	(9,452)	3,102	24,063	0	17,713

Net Cash (Used for) Provided by Investing Activities	(17,460)	(20,091)	9,238	0	(28,313)
FINANCING ACTIVITIES
Quarterly dividends paid	(52,845)	0	0	0	(52,845)
Purchase of treasury shares	(4,240)	0	0	0	(4,240)
Proceeds from stock option exercises	185	0	0	0	185
Intercompany	127,586	3,120	(130,706)	0	0
Other - net	2,292	0	(10,000)	0	(7,708)

Net cash Provided by (Used for) Financing Activities	72,978	3,120	(140,706)	0	(64,608)
Effect of exchange rate changes on cash	0	0	(2,032)	0	(2,032)

Net increase (decrease) in cash and cash equivalents	87,536	0	(5,770)	0	81,766
Cash and cash equivalents at beginning of period	108,281	0	121,427	0	229,708

Cash and Cash Equivalents at End of Period	$195,817	$0	$115,657	$0	$311,474

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended July 31, 2011
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$83,115	$5,393	$(146,746)	$0	$(58,238)

INVESTING ACTIVITIES
Business acquired, net of cash acquired	0	0	(362,846)	0	(362,846)
Additions to property, plant, and equipment	(15,952)	(32,150)	(19,530)	0	(67,632)
Sales and maturities of marketable securities	18,600	0	0	0	18,600
Proceeds from disposal of property, plant, and equipment	9	9	112	0	130
Other - net	2	(1)	(19)	0	(18)

Net Cash Provided by (Used for) Investing Activities	2,659	(32,142)	(382,283)	0	(411,766)
FINANCING ACTIVITIES
Revolving credit agreement - net	306,700	0	0	0	306,700
Quarterly dividends paid	(50,159)	0	0	0	(50,159)
Purchase of treasury shares	(5,385)	0	0	0	(5,385)
Proceeds from stock option exercises	242	0	0	0	242
Intercompany	(546,476)	26,749	519,727	0	0
Other - net	2,534	0	0	0	2,534

Net Cash (Used for) Provided by Financing Activities	(292,544)	26,749	519,727	0	253,932
Effect of exchange rate changes	0	0	(1,298)	0	(1,298)

Net decrease in cash and cash equivalents	(206,770)	0	(10,600)	0	(217,370)
Cash and cash equivalents at beginning of period	206,845	0	113,000	0	319,845

Cash and Cash Equivalents at End of Period	$75	$0	$102,400	$0	$102,475

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2012 and 2011. Results for the three months ended July 31, 2012, include the operations of the North American foodservice coffee and hot beverage business acquired from Sara Lee Corporation (“Sara Lee foodservice business”) on January 3, 2012.

The Company is the owner of all trademarks, except for the following which are used under license: Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC; Carnation® is a trademark of Société des Produits Nestlé S.A.; Dunkin’ Donuts is a registered trademark of DD IP Holder, LLC; and Douwe Egberts and Pickwick® are registered trademarks of D.E Master Blenders 1753 N.V. Borden® and Elsie are also trademarks used under license.

Dunkin’ Donuts brand is licensed to the Company for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. K-Cup® and K-Cups® are trademarks of Keurig, Incorporated.

Results of Operations

	Three Months Ended July 31,
	2012	2011
	(Dollars in millions, except per share data)
Net sales	$1,369.7	$1,188.9

Gross profit	$469.8	$431.1
% of net sales	34.3%	36.3%

Operating income	$190.5	$180.7
% of net sales	13.9%	15.2%

Net income:
Net income	$110.9	$111.5
Net income per common share — assuming dilution	$1.00	$0.98

Gross profit excluding special project costs (1)	$473.7	$441.5
% of net sales	34.6%	37.1%

Operating income excluding special project costs (1)	$218.3	$205.7
% of net sales	15.9%	17.3%

Net income excluding special project costs: (1)
Income	$129.3	$128.2
Income per common share — assuming dilution	$1.17	$1.12

(1)	Refer to “Non-GAAP Measures” located on page 28 for a reconciliation to the comparable GAAP financial measure.

Net sales increased 15 percent in the first quarter of 2013, compared to the first quarter of 2012, due to the contribution from the acquired Sara Lee foodservice business, favorable sales mix, higher prices, and volume growth. Operating income increased five percent in the first quarter of 2013, compared to the first quarter of 2012, and increased six percent over the same time period excluding the impact of restructuring, merger and integration, and certain pension settlement costs (“special project costs”), as the benefit of net price realization and an increase in favorable unrealized mark-to-market adjustments on derivative contracts was somewhat offset by higher commodity costs and an increase in selling, distribution, and administrative (“SD&A”) expenses. Net income decreased one percent in the first quarter of 2013, compared to the first quarter of

2012, as higher interest expense reduced the increase in operating income. The Company’s net income per diluted share was $1.00 and $0.98 for the first quarters of 2013 and 2012, respectively, an increase of two percent. The Company’s net income per diluted share excluding special project costs was $1.17 and $1.12 for the first quarters of 2013 and 2012, respectively, an increase of four percent, primarily due to a decrease in weighted-average common shares outstanding as a result of the Company’s share repurchase activity during 2012.

Net Sales

	Three Months Ended July 31,
	2012	2011	Increase (Decrease)%
	(Dollars in millions)
Net sales	$1,369.7	$1,188.9	$180.8	15%
Adjust for certain noncomparable items:
Acquisition	(86.7)	0	(86.7)	(7%)
Divestiture	0	(5.0)	5.0	0%
Foreign exchange	5.5	0	5.5	0%

Net sales adjusted for the noncomparable impact of acquisition, divestiture, and foreign exchange	$1,288.5	$1,183.9	$104.6	9%

Amounts may not add due to rounding.

Net sales increased $180.8 million, or 15 percent, in the first quarter of 2013, compared to the first quarter of 2012, as the impact of acquisition, volume, price, and mix were all positive. The acquired Sara Lee foodservice business contributed seven percentage points of the net sales growth. Favorable sales mix and higher net realized prices each contributed to growth. Price increases taken on peanut butter since May 2011 were somewhat offset by net declines in coffee prices over the same period. Overall volume, excluding the acquisition, increased two percent in the first quarter of 2013, compared to the first quarter of 2012, primarily due to Jif peanut butter and Folgers coffee.

Operating Income

The following table presents components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2012	2011
Gross profit	34.3%	36.3%
Selling, distribution, and administrative expenses:
Marketing	5.4%	5.8%
Selling	3.4	3.4
Distribution	2.7	3.2
General and administrative	5.5	5.8

Total selling, distribution, and administrative expenses	17.0%	18.2%

Amortization	1.8	1.7
Other restructuring, merger and integration, and special project costs	1.7	1.2
Other operating income - net	(0.1)	(0.1)

Operating income	13.9%	15.2%

Amounts may not add due to rounding.

Gross profit increased $38.7 million, or nine percent, in the first quarter of 2013, compared to the first quarter of 2012. Excluding special project costs, gross profit increased $32.2 million, or seven percent, primarily due to the acquired Sara Lee foodservice business and a $15.5 million increase in the benefit of unrealized mark-to-market adjustments on derivative contracts, which increased to a gain of $19.7 million in the first quarter of 2013 from a gain of $4.2 million in the first quarter of 2012. A significant portion of the current quarter unrealized gain is expected to be offset later in the fiscal year as the related contracts are closed.

Although the impact by product category varied, overall commodity costs were higher during the first quarter of 2013, compared to the first quarter of 2012, and were not fully offset by price realization. Gross margin contracted from 37.1 percent in the first quarter of 2012 to 34.6 percent in the first quarter of 2013, excluding special project costs.

SD&A expenses increased seven percent in the first quarter of 2013, compared to the first quarter of 2012, but decreased as a percentage of net sales from 18.2 percent to 17.0 percent. Selling expenses increased 16 percent, generally in line with the increase in net sales and driven in part by the acquired Sara Lee foodservice business. General and administrative and marketing expenses increased eight percent and six percent, respectively, while distribution expenses decreased two percent due to the consolidation within the Company’s retail direct-to-store delivery system.

Higher amortization expense was recognized in the first quarter of 2013, compared to the first quarter of 2012, primarily related to the intangible assets associated with the acquired Sara Lee foodservice business.

Operating income increased $9.8 million, or five percent, in the first quarter of 2013, compared to the first quarter of 2012. Excluding the impact of special project costs in both periods, operating income increased $12.6 million, or six percent, and declined from 17.3 percent of net sales in 2012 to 15.9 percent in 2013.

Other

Interest expense increased $8.5 million in the first quarter of 2013, compared to the first quarter of 2012, primarily representing the cost of higher average debt outstanding due to the Company’s October 2011 public debt issuance.

Income taxes increased $1.1 million, or two percent, in the first quarter of 2013, compared to the first quarter of 2012, reflecting both an increase in income before income taxes and a higher effective tax rate. The effective tax rate was 33.7 percent in the first quarter of 2013, compared to 33.2 percent in the first quarter of 2012.

Restructuring

In calendar 2010, the Company announced its plan to restructure its coffee, fruit spreads, and Canadian pickle and condiments operations as part of its ongoing efforts to enhance the long-term strength and profitability of its leading brands. The initiative includes capital investments for a new state-of-the-art food manufacturing facility in Orrville, Ohio; consolidation of coffee production in New Orleans, Louisiana; and the transition of the Company’s pickle and condiments production to third-party manufacturers and is a long-term investment to optimize production capacity and lower the overall cost structure.

Upon completion, the restructuring plan will result in a reduction of approximately 850 full-time positions and the closing of six of the Company’s facilities – Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario. The Sherman, Dunnville, Delhi Township, and Kansas City facilities have been closed and approximately 75 percent of the full-time positions have been reduced as of July 31, 2012. The Company’s pickle and condiments production was transitioned to third-party manufacturers during fiscal 2012. The consolidation of coffee production in New Orleans is nearing completion, and initial production at the new manufacturing facility in Orrville has begun.

The Company expects to incur restructuring costs of approximately $245.0 million, of which $203.3 million has been incurred through July 31, 2012, including $14.5 million and $19.6 million in the first quarters of 2013 and 2012, respectively. The majority of the remaining costs are anticipated to be recognized through the next fiscal year.

Segment Results

	Three Months Ended July 31,
	2012	2011	% Increase (Decrease)
	(Dollars in millions)
Net sales:
U.S. Retail Coffee	$520.8	$500.1	4%
U.S. Retail Consumer Foods	528.4	459.5	15%
International, Foodservice, and Natural Foods	320.5	229.3	40%

Segment profit:
U.S. Retail Coffee	$126.4	$139.7	(10%)
U.S. Retail Consumer Foods	107.8	79.0	36%
International, Foodservice, and Natural Foods	40.7	38.5	6%

Segment profit margin:
U.S. Retail Coffee	24.3%	27.9%
U.S. Retail Consumer Foods	20.4%	17.2%
International, Foodservice, and Natural Foods	12.7%	16.8%

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased four percent in the first quarter of 2013, compared to the first quarter of 2012, as increased volume and favorable sales mix driven by K-Cups were somewhat offset by lower net price realization reflecting price declines since the first quarter of 2012. Segment volume increased five percent in the first quarter of 2013, compared to the first quarter of 2012, as the Folgers brand increased four percent and Dunkin’ Donuts packaged coffee increased 11 percent. Overall segment results also benefited from approximately two weeks of incremental Café Bustelo brand net sales included in fiscal 2013 related to the acquisition of Rowland Coffee on May 16, 2011. Net sales of Folgers Gourmet Selections® and Millstone K-Cups remained strong and increased $30.7 million, compared to the first quarter of 2012. K-Cups represented six percentage points of segment net sales growth, while contributing only one percentage point growth to volume.

The U.S. Retail Coffee segment profit decreased $13.3 million, or 10 percent, in the first quarter of 2013, compared to a strong first quarter of 2012, which benefited from the timing of higher prices in advance of the higher costs recognized in subsequent quarters in fiscal 2012. Additionally, in the current quarter, the timing of lower prices and higher green coffee costs realized impacted results unfavorably. The timing impact was somewhat offset by the benefit of sales mix, lower selling and distribution expenses, and favorable unrealized mark-to-market adjustments. The benefit of unrealized mark-to-market adjustments on derivative contracts was a gain of $8.1 million in the first quarter of 2013, compared to a gain of $7.0 million in the first quarter of 2012. The Company’s current pricing reflects its expectation that lower green coffee costs will be recognized in upcoming quarters.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales increased 15 percent in the first quarter of 2013, compared to the first quarter of 2012, due primarily to the impact of price increases and favorable sales mix, while segment volume was flat. Excluding a previously announced cake mix downsizing, segment volume increased one percent. Jif brand net sales increased 48 percent in the first quarter of 2013, compared to the first quarter of 2012, primarily reflecting price increases taken in fiscal 2012. Volume of the Jif brand increased eight percent compared to the prior year. Jif peanut butter volume in the first quarter of fiscal 2012 was impacted by temporary item rationalizations and a reduction of promotional activity in response to an expected decline in the availability of the peanut supply. Smucker’s fruit spreads net sales were flat and volume was down two percent in the first quarter of 2013, compared to the first quarter of 2012. Net sales and volume of Smuckers Uncrustables® frozen sandwiches increased 31 percent and 25 percent, respectively, in the first quarter of 2013, compared to the first quarter of 2012.

Crisco brand net sales were flat and volume increased two percent in the first quarter of 2013, compared to the first quarter of 2012. For the same period, net sales for the Pillsbury brand increased 10 percent, while volume was flat as increases in frostings and flour were offset by declines in baking mixes, which reflects the tonnage impact of downsizing. Canned milk net sales and volume decreased four percent and one percent, respectively, during the first quarter of 2013, compared to the first quarter of 2012.

The U.S. Retail Consumer Foods segment profit increased $28.8 million, or 36 percent, in the first quarter of 2013, compared to the first quarter of 2012, led by peanut butter and the benefit of unrealized mark-to-market adjustments on derivative contracts. Price increases taken in fiscal 2012 to offset higher peanut costs were the primary reason for the increase in peanut butter profitability, while volume gains also contributed. The benefit of unrealized mark-to-market adjustments on derivative contracts increased $7.7 million to a gain of $6.6 million in the first quarter of 2013, compared to a loss of $1.1 million in the first quarter of 2012. Segment profit margin was 20.4 percent in the first quarter of 2013, compared to 17.2 percent in the first quarter of 2012.

International, Foodservice, and Natural Foods

Net sales in the International, Foodservice, and Natural Foods segment increased 40 percent in the first quarter of 2013, compared to the first quarter of 2012, due primarily to the acquired Sara Lee foodservice business, which contributed $86.7 million, or 38 percentage points, of the net sales growth. Excluding the impact of acquisition, divestiture, and foreign exchange, segment net sales increased seven percent over the same period last year. Volume was up four percent with gains realized in the Robin Hood®, Golden Temple®, and Five Roses® Canadian flour brands, as well as Santa Cruz Organic® beverages, more than offsetting declines in Bick’s® pickles.

Segment profit increased $2.1 million, or six percent, in the first quarter of 2013, compared to the first quarter of 2012, due to a $4.5 million increase in the benefit of unrealized mark-to-market adjustments on derivative contracts, which increased to a gain of $4.4 million in the first quarter of 2013, compared to a loss of $0.1 million in the first quarter of 2012. The Sara Lee foodservice business contributed to segment profit but was more than offset by the overall segment’s higher supply chain costs and marketing expense.

Financial Condition – Liquidity and Capital Resources

Liquidity

	Three Months Ended July 31,
(Dollars in millions)	2012	2011
Net cash provided by (used for) operating activities	$176.7	$(58.2)
Net cash used for investing activities	(28.3)	(411.8)
Net cash (used for) provided by financing activities	(64.6)	253.9

Net cash provided by (used for) operating activities	$176.7	$(58.2)
Additions to property, plant, and equipment	(46.3)	(67.6)

Free cash flow	$130.4	$(125.9)

Amounts may not add due to rounding.

On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facility. Total cash and cash equivalents at July 31, 2012, were $311.5 million, compared to $229.7 million at April 30, 2012.

The Company typically expects a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to seasonal fruit procurement, the buildup of inventories to support the Fall Bake and Holiday period, and the additional increase of coffee inventory in advance of the Atlantic hurricane season. The Company expects cash provided by operations in the second half of its fiscal year to significantly exceed the amount in the first half of the year, upon completion of the Company’s Fall Bake and Holiday period.

Cash provided by operating activities was $176.7 million in the first quarter of 2013, compared to cash used for operating activities of $58.2 million during the first quarter of 2012. The significant amount of cash provided by operating activities in the first quarter of 2013 is contrary to the Company’s typical expectation for the first half of its fiscal year, as noted above. The $235.0 million increase in cash generated by operating activities is primarily due to a significant reduction between years in the use of cash required to fund inventory, which was mainly the result of lower green coffee costs and a reduction in inventory levels.

Cash used for investing activities was $28.3 million in the first quarter of 2013, compared to $411.8 million in the same period of 2012. The decrease in cash used for investing activities in 2013, compared to 2012, was primarily related to the use of $362.8 million for the Rowland Coffee acquisition in 2012.

Cash used for financing activities during the first quarter of 2013 was $64.6 million, consisting primarily of quarterly dividend payments of $52.8 million. During the first quarter of 2012, total cash of $253.9 million was provided by financing activities, consisting primarily of borrowings from the Company’s revolving credit facility of $306.7 million, partially offset by quarterly dividend payments of $50.2 million.

Capital Resources

The following table presents the Company’s capital structure.

	July 31, 2012	April 30, 2012
	(Dollars in millions)
Current portion of long-term debt	$50.0	$50.0
Long-term debt	2,019.9	2,020.5

Total debt	$2,069.9	$2,070.5
Shareholders’ equity	5,223.5	5,163.4

Total capital	$7,293.3	$7,233.9

Amounts may not add due to rounding.

The Company has available a $1.0 billion revolving credit facility with a group of nine banks that matures in July 2016. The Company did not have a balance outstanding under the revolving credit facility at July 31, 2012.

At July 31, 2012, the Company had 3,944,300 common shares remaining available for repurchase under its Board of Directors’ most recent authorization in January 2012. On August 23, 2012, the Company entered into a Rule 10b5-1 trading plan (the “Plan”) to facilitate the potential repurchase of 2,000,000 of the remaining 3,944,300 common shares authorized for repurchase. Purchases under the Plan commenced on August 24, 2012, and the Plan expires on February 24, 2013. Purchases will be transacted by a broker based upon the guidelines and parameters of the Plan.

From August 24, 2012, through August 31, 2012, the Company repurchased 991,000 common shares for approximately $84.2 million, resulting in 1,009,000 common shares remaining available for repurchase under the Plan. There are 2,953,300 common shares in total remaining available for repurchase under the Company’s Board of Directors’ authorization.

Absent any material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under its credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, and interest and principal on debt outstanding.

Non-GAAP Measures

The Company uses non-GAAP measures including net sales adjusted for the noncomparable impact of acquisitions, divestiture, and foreign exchange rate; gross profit, operating income, net income, and net income per diluted share, excluding special project costs; and free cash flow as key measures for purposes of evaluating performance internally. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP measures supplements other metrics used by management to internally evaluate its businesses and facilitate the comparison of past and present operations. These non-GAAP measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure.

	Three Months Ended July 31,
	2012	2011
	(Dollars in millions, except per share data)
Reconciliation to gross profit:
Gross Profit	$469.8	$431.1
Cost of products sold - restructuring and merger and integration	4.0	10.4

Gross profit excluding special project costs	$473.7	$441.5

Reconciliation to operating income:
Operating income	$190.5	$180.7
Cost of products sold - restructuring and merger and integration	4.0	10.4
Other restructuring costs	10.9	9.9
Other merger and integration costs	6.3	4.7
Other special project costs	6.7	0.0

Operating income excluding special project costs	$218.3	$205.7

Reconciliation to net income:
Net income	$110.9	$111.5
Income taxes	56.4	55.3
Cost of products sold - restructuring and merger and integration	4.0	10.4
Other restructuring costs	10.9	9.9
Other merger and integration costs	6.3	4.7
Other special project costs	6.7	0.0

Income before income taxes, excluding special project costs	195.1	191.8
Income taxes, as adjusted	65.8	63.6

Net income excluding special project costs	$129.3	$128.2

Weighted-average shares - assuming dilution	110,397,807	114,335,184
Net income per common share excluding special project costs - assuming dilution	$1.17	$1.12

Amounts may not add due to rounding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at July 31, 2012, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated due to fixed-rate maturities.

The Company utilizes derivative instruments to manage changes in the fair value of its debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet and changes in the fair value would be recognized in interest expense.

Based on the Company’s overall interest rate exposure as of and during the three-month period ended July 31, 2012, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. In measuring interest rate risk by the amount of net change in fair value of the Company’s liabilities, a hypothetical one percent decrease in interest rates at July 31, 2012, would increase the fair value of the Company’s long-term debt by approximately $114.9 million.

Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2012, are not expected to result in a significant impact on future earnings or cash flows.

The Company utilizes foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive loss. These gains or losses are reclassified to earnings in the period the contract is executed. Based on the Company’s hedged foreign currency positions as of July 31, 2012, a hypothetical 10 percent change in exchange rates would not result in a material loss of fair value.

Revenues from customers outside the U.S. represented approximately nine percent of net sales during the three-month period ended July 31, 2012. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.

Commodity Price Risk. Raw materials and other commodities used by the Company are subject to price volatility. To manage the volatility related to anticipated commodity purchases, the Company uses futures and options with maturities generally less than one year. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive loss to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately.

The following sensitivity analysis presents the Company’s potential loss of fair value resulting from a hypothetical 10 percent change in market prices.

(Dollars in millions)	July 31, 2012	April 30, 2012
Raw material commodities:
High	$34.5	$28.0
Low	7.7	6.4
Average	18.6	14.6

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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, peanuts, corn, and sugar, are procured and the related impact on costs;

•

risks associated with derivative and purchasing strategies employed by the Company to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact the Company’s liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement and realize the full benefit of price changes that are intended to fully recover cost and the competitive, retailer, and consumer response;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the ability of the Company to successfully integrate acquired and merged businesses in a timely and cost effective manner;

•	the successful completion of the Company’s restructuring programs and the ability to realize anticipated savings and other potential benefits within the time frames currently contemplated;

•	the impact of food security concerns involving either the Company’s or its competitors’ products;

•	the impact of accidents and natural disasters, including crop failures and storm damage;

•	the concentration of certain of the Company’s businesses with key customers and suppliers and the ability to manage and maintain key relationships;

•	the loss of significant customers, a substantial reduction in orders from these customers, or the bankruptcy of any such customer;

•	changes in consumer coffee preferences and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	a change in outlook or downgrade in the Company’s public credit rating by a rating agency;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

The Company’s business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission in connection with evaluating the Company, its business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on the Company’s business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2012 - May 31, 2012	1,729	$61.73	0	3,944,300
June 1, 2012 - June 30, 2012	63,324	62.06	0	3,944,300
July 1, 2012 - July 31, 2012	32	48.54	0	3,944,300

Total	65,085	$62.04	0	3,944,300

Information set forth in the table above represents activity in the Company’s first fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)	On August 23, 2012, the Company entered into a Rule 10b5-1 trading plan to facilitate the potential repurchase of up to 2,000,000 of the 3,944,300 common shares remaining for repurchase under its January 2012 Board of Directors’ authorization. The Rule 10b5-1 trading plan became effective on August 24, 2012, and expires on February 24, 2013. From the effective date of the Rule 10b5-1 trading plan to August 31, 2012, the Company repurchased 991,000 common shares for approximately $84.2 million.

Item 6.	Exhibits.

See the Index of Exhibits that appears on Page No. 37 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 6, 2012	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
By: RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	The J. M. Smucker Company Restoration Plan, effective as of May 1, 2012.*

10.2	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, effective as of May 1, 2012.*

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or agreement.