Form 10-Q
period 2012-10-31
SMUCKER J M CO
filed 2012-12-04
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

The Company had 108,463,793 common shares outstanding on November 30, 2012.

The Exhibit Index is located at Page No. 41.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Net sales	$1,628,746	$1,513,905	$2,998,449	$2,702,788
Cost of products sold	1,084,377	1,002,517	1,980,343	1,749,890
Cost of products sold—restructuring and merger and integration	2,458	12,719	6,422	23,145

Gross Profit	541,911	498,669	1,011,684	929,753
Selling, distribution, and administrative expenses	257,187	236,602	489,403	453,154
Amortization	24,203	20,559	48,394	40,794
Other restructuring and merger and integration costs	11,473	17,227	28,652	31,809
Other special project costs	—	—	6,669	—
Loss on divestiture	—	11,287	—	11,287
Other operating expense—net	1,506	1,380	499	392

Operating Income	247,542	211,614	438,067	392,317
Interest income	378	324	656	626
Interest expense	(24,266)	(19,448)	(48,148)	(34,870)
Other income—net	564	711	908	1,954

Income Before Income Taxes	224,218	193,201	391,483	360,027
Income taxes	75,371	65,954	131,773	121,257

Net Income	$148,847	$127,247	$259,710	$238,770

Earnings per common share:
Net Income	$1.36	$1.12	$2.37	$2.09

Net Income—Assuming Dilution	$1.36	$1.12	$2.36	$2.09

Dividends declared per common share	$0.52	$0.48	$1.04	$0.96

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Net Income	$148,847	$127,247	$259,710	$238,770
Other comprehensive income (loss):
Foreign currency translation adjustments	1,553	(14,892)	(3,588)	(18,213)
Cash flow hedging derivative activity, net of tax	(340)	(6,385)	2,501	(14,098)
Pension and other postretirement benefit plans activity, net of tax	2,135	—	4,234	—
Available-for-sale securities activity, net of tax	825	(1,036)	631	(1,169)

Total other comprehensive income (loss)	4,173	(22,313)	3,778	(33,480)

Comprehensive Income	$153,020	$104,934	$263,488	$205,290

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2012	April 30, 2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$203,555	$229,708
Trade receivables, less allowance for doubtful accounts	469,367	347,518
Inventories:
Finished products	613,191	643,517
Raw materials	362,236	318,059

	975,427	961,576
Other current assets	87,713	104,663

Total Current Assets	1,736,062	1,643,465
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	92,531	89,599
Buildings and fixtures	488,891	460,242
Machinery and equipment	1,232,933	1,160,307
Construction in progress	110,920	142,983

	1,925,275	1,853,131
Accumulated depreciation	(811,829)	(757,042)

Total Property, Plant, and Equipment	1,113,446	1,096,089
OTHER NONCURRENT ASSETS
Goodwill	3,053,549	3,054,618
Other intangible assets—net	3,138,056	3,187,007
Other noncurrent assets	147,640	134,047

Total Other Noncurrent Assets	6,339,245	6,375,672

	$9,188,753	$9,115,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$290,054	$274,725
Accrued trade marketing and merchandising	131,233	62,111
Current portion of long-term debt	50,000	50,000
Other current liabilities	234,779	230,136

Total Current Liabilities	706,066	616,972
NONCURRENT LIABILITIES
Long-term debt	2,019,196	2,020,543
Deferred income taxes	996,874	992,692
Other noncurrent liabilities	313,870	321,633

Total Noncurrent Liabilities	3,329,940	3,334,868
SHAREHOLDERS’ EQUITY
Common shares	27,115	27,571
Additional capital	4,194,385	4,261,171
Retained income	1,013,241	961,207
Amount due from ESOP Trust	(1,781)	(2,572)
Accumulated other comprehensive loss	(80,213)	(83,991)

Total Shareholders’ Equity	5,152,747	5,163,386

	$9,188,753	$9,115,226

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2012	2011
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$259,710	$238,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,974	55,796
Depreciation—restructuring and merger and integration	5,844	23,127
Amortization	48,394	40,794
Share-based compensation expense	10,505	12,554
Other restructuring activities	(249)	1,769
Loss on sale of assets—net	2,698	2,726
Loss on divestiture	—	11,287
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(122,291)	(106,362)
Inventories	(14,594)	(272,613)
Accounts payable and accrued items	98,851	71,133
Proceeds from settlement of interest rate swaps—net	—	17,718
Defined benefit pension contributions	(7,569)	(4,496)
Accrued and prepaid taxes	(13,423)	(33,069)
Other—net	19,768	800

Net Cash Provided by Operating Activities	359,618	59,934
INVESTING ACTIVITIES
Business acquired, net of cash acquired	—	(362,846)
Additions to property, plant, and equipment	(98,458)	(135,707)
Proceeds from divestiture	—	9,268
Sales and maturities of marketable securities	—	18,600
Proceeds from disposal of property, plant, and equipment	578	903
Other—net	5,852	(2,250)

Net Cash Used for Investing Activities	(92,028)	(472,032)
FINANCING ACTIVITIES
Proceeds from long-term debt—net	—	748,560
Quarterly dividends paid	(110,176)	(104,825)
Purchase of treasury shares	(175,302)	(44,592)
Proceeds from stock option exercises	760	518
Other—net	(7,564)	(5,101)

Net Cash (Used for) Provided by Financing Activities	(292,282)	594,560
Effect of exchange rate changes on cash	(1,461)	(6,019)

Net (decrease) increase in cash and cash equivalents	(26,153)	176,443
Cash and cash equivalents at beginning of period	229,708	319,845

Cash and Cash Equivalents at End of Period	$203,555	$496,288

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

Operating results for the six-month period ended October 31, 2012, are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. For further information, reference is made to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires the disclosure of both gross and net information about financial instruments and transactions eligible for offset in the consolidated balance sheet. This ASU will be effective May 1, 2013, for the Company and will require retrospective application. The Company anticipates the adoption of ASU 2011-11 will not impact the financial statements, but may expand the disclosures related to financial instruments.

The FASB issued ASU 2011-08, Testing Goodwill for Impairment and ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment in September 2011 and July 2012, respectively. ASU 2011-08 and ASU 2012-02 simplify the guidance for testing impairment of goodwill and indefinite-lived intangible assets by allowing the Company the option to perform a qualitative test to assess the likelihood that the estimated fair value is less than the carrying amount. ASU 2011-08 will be effective for the Company’s February 1, 2013 annual impairment test. ASU 2012-02 will be effective for the Company’s February 1, 2014 annual impairment test, but early adoption is permitted. The Company anticipates the adoption of ASU 2011-08 and ASU 2012-02 could change the annual process for impairment testing, but will not impact the financial statements or related disclosures.

Note 3: Acquisitions

On January 3, 2012, the Company completed the acquisition of a majority of the North American foodservice coffee and hot beverage business of Sara Lee Corporation (“Sara Lee foodservice business”), including a liquid coffee manufacturing facility in Suffolk, Virginia, for $420.6 million in an all-cash transaction. Utilizing proceeds from the 3.50 percent Notes issued in October 2011, the Company paid Sara Lee Corporation, recently renamed The Hillshire Brands Company, $375.6 million, net of a working capital adjustment, and will pay an additional $50.0 million in declining installments over the next 10 years to a subsidiary of D.E Master Blenders 1753 N.V., an independent public company recently separated from The Hillshire Brands Company. The additional $50.0 million obligation was included in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet and recorded at a present value of $45.0 million as of the date of acquisition. During the six months ended October 31, 2012, $10.0 million was paid and included in other – net financing on the Condensed Statement of Consolidated Cash Flows.

Total one-time costs related to the acquisition are estimated to be approximately $25.0 million, consisting primarily of transition services provided by Sara Lee Corporation and employee separation and relocation costs, nearly all of which are cash related. The Company has incurred one-time costs of $22.6 million through October 31, 2012, directly related to the merger and integration of the acquired business, and the charges were reported in other restructuring and merger and integration costs in the Condensed Statements of Consolidated Income. The Company expects the remainder of the costs to be incurred through fiscal 2014.

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

During the quarter, the Company announced its plan to exit the private label roast and ground coffee business that was assumed with the acquisition of the Sara Lee foodservice business. While the Company anticipates a future reduction of $75.0 to $100.0 million in annual net sales, the exit of the business is expected to improve profit margins for the segment. The Company expects to complete the exit during fiscal 2014.

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

Of the total goodwill assigned to the International, Foodservice, and Natural Foods segment, $138.5 million is deductible for tax purposes.

The purchase price allocated to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives:
Customer relationships (10-year useful life)	$92,000
Technology (10-year useful life)	23,800
Trademarks (6-year weighted-average useful life)	23,100

Total intangible assets	$138,900

On May 16, 2011, the Company completed the acquisition of the coffee brands and business operations of Rowland Coffee Roasters, Inc. (“Rowland Coffee”), a privately-held company headquartered in Miami, Florida, for $362.8 million. The acquisition included a manufacturing, distribution, and office facility in Miami. The Company utilized cash on hand and borrowed $180.0 million under its revolving credit facility to fund the transaction. In addition, the Company has incurred one-time costs of $11.9 million through October 31, 2012, directly related to the merger and integration of Rowland Coffee, which includes approximately $5.3 million in noncash expense items that were reported in cost of products sold. The remaining charges were reported in other restructuring and merger and integration costs in the Condensed Statements of Consolidated Income. Total one-time costs related to the acquisition are estimated to be approximately $25.0 million, including approximately $10.0 million of noncash charges, primarily accelerated depreciation, associated with consolidating coffee production currently in Miami into the Company’s existing facilities in New Orleans, Louisiana. The Company expects these costs to be incurred through fiscal 2015.

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

Goodwill of $84.8 million and $6.9 million was assigned to the U.S. Retail Coffee and the International, Foodservice, and Natural Foods segments, respectively. Of the total goodwill, $85.6 million is deductible for tax purposes.

The purchase price allocated to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives:
Customer relationships (19-year weighted-average useful life)	$147,800
Trademark (10-year useful life)	1,600
Intangible assets with indefinite lives:
Trademarks	64,100

Total intangible assets	$213,500

If the Sara Lee foodservice business and Rowland Coffee acquisitions had occurred on May 1, 2011, pro forma consolidated net sales would have been approximately $2.9 billion for the six months ended October 31, 2011, and the contribution of the acquired businesses would not have had a material impact to reported consolidated earnings for the six months ended October 31, 2011. The pro forma consolidated results do not give effect to the synergies of the acquisitions and are not indicative of operations in current or future periods.

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

The initial investment in Seamild was recorded at cost and is included in other noncurrent assets in the Consolidated Balance Sheets. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets. Under the equity method of accounting, the investment is adjusted for the Company’s proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The investment did not have a material impact on the Company’s consolidated financial statements for the three months or six months ended October 31, 2012.

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

Upon completion, the restructuring plan will result in a reduction of approximately 850 full-time positions and the closing of six of the Company’s facilities – Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario. The Sherman, Dunnville, Delhi Township, and Kansas City facilities have been closed and approximately 75 percent of the 850 full-time positions have been reduced as of October 31, 2012.

The Company expects to incur restructuring costs of approximately $245.0 million, of which $213.6 million has been incurred through October 31, 2012. The majority of the remaining costs are anticipated to be recognized through fiscal 2014.

The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

	Long-Lived Asset Charges	Employee Separation	Site Preparation and Equipment Relocation	Production Start-up	Other Costs	Total
Total expected restructuring charge	$105,000	$66,000	$35,000	$29,000	$10,000	$245,000

Balance at May 1, 2011	$—	$10,198	$—	$—	$—	$10,198
Charge to expense	34,195	20,364	12,963	10,689	2,930	81,141
Cash payments	—	(13,754)	(12,963)	(10,689)	(2,930)	(40,336)
Noncash utilization	(34,195)	(8,030)	—	—	—	(42,225)

Balance at April 30, 2012	$—	$8,778	$—	$—	$—	$8,778
Charge to expense—net	4,785	2,786	8,509	7,303	1,374	24,757
Cash payments	—	(1,721)	(8,509)	(7,303)	(1,374)	(18,907)
Noncash utilization	(4,785)	(6)	—	—	—	(4,791)

Balance at October 31, 2012	$—	$9,837	$—	$—	$—	$9,837

Remaining expected restructuring charge	$8,581	$5,701	$6,929	$5,798	$4,425	$31,434

During the three and six months ended October 31, 2012, total restructuring charges of $10.3 million and $24.8 million, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $2.0 million and $5.6 million were reported in cost of products sold in the three and six months ended October 31, 2012, respectively, while the remaining charges were reported in other restructuring and merger and integration costs. During the three and six months ended October 31, 2011, total restructuring charges of $22.2 million and $41.7 million, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $11.8 million and $21.5 million were reported in cost of products sold in the three and six months ended October 31, 2011, respectively, while the remaining charges were reported in other restructuring and merger and integration costs. The restructuring costs classified as cost of products sold primarily include long-lived asset charges for accelerated depreciation related to property, plant, and equipment that will be used at the affected production facilities until they are closed or sold.

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

Note 6: Share-Based Payments

The Company provides for equity-based incentives to be awarded to key employees and non-employee directors. These incentives are administered primarily through the Company’s 2010 Equity and Incentive Compensation Plan, and currently consist of restricted shares, restricted stock units, deferred shares, deferred stock units, performance units, and stock options.

The following table summarizes amounts related to share-based payments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Share-based compensation expense included in selling, distribution, and administrative expenses	$6,009	$5,593	$10,125	$10,744
Share-based compensation expense included in other restructuring and merger and integration costs	187	951	386	1,875

Total share-based compensation expense	$6,196	$6,544	$10,511	$12,619

Related income tax benefit	$2,083	$2,236	$3,538	$4,250

As of October 31, 2012, total compensation cost related to nonvested share-based awards not yet recognized was approximately $40,623. The weighted-average period over which this amount is expected to be recognized is 3.1 years.

Note 7: Common Shares

The following table sets forth common share information.

	October 31, 2012	April 30, 2012
Common shares authorized	150,000,000	150,000,000
Common shares outstanding	108,458,847	110,284,715
Treasury shares	20,146,318	18,320,450

Note 8: Reportable Segments

The Company operates in one industry: the manufacturing and marketing of food products. The Company has three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods. The U.S. Retail Coffee segment primarily represents the domestic sales of Folgers®, Dunkin’ Donuts®, Millstone®, Café Bustelo, and Café Pilon branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Smucker’s®, Jif®, Crisco®, Pillsbury®, Eagle Brand®, Hungry Jack®, and Martha White® branded products; and the International, Foodservice, and Natural Foods segment is comprised of products distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators), and health and natural foods stores and distributors.

Segment profit represents revenue, less direct and allocable operating expenses, and is consistent with the way in which the Company manages its segments. However, the Company does not represent that the segments, if operated independently, would report the segment profit set forth below, as segment profit excludes certain operating expenses such as corporate administrative expenses.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Net sales:
U.S. Retail Coffee	$622,470	$617,523	$1,143,263	$1,117,632
U.S. Retail Consumer Foods	619,308	615,192	1,147,752	1,074,692
International, Foodservice, and Natural Foods	386,968	281,190	707,434	510,464

Total net sales	$1,628,746	$1,513,905	$2,998,449	$2,702,788

Segment profit:
U.S. Retail Coffee	$158,211	$139,958	$284,599	$279,669
U.S. Retail Consumer Foods	111,126	115,955	218,961	194,974
International, Foodservice, and Natural Foods	58,180	38,991	98,866	77,536

Total segment profit	$327,517	$294,904	$602,426	$552,179

Interest income	378	324	656	626
Interest expense	(24,266)	(19,448)	(48,148)	(34,870)
Share—based compensation expense	(6,009)	(5,593)	(10,125)	(10,744)
Cost of products sold—restructuring and merger and integration	(2,458)	(12,719)	(6,422)	(23,145)
Other restructuring and merger and integration costs	(11,473)	(17,227)	(28,652)	(31,809)
Other special project costs	—	—	(6,669)	—
Corporate administrative expenses	(60,035)	(47,751)	(112,491)	(94,164)
Other income—net	564	711	908	1,954

Income before income taxes	$224,218	$193,201	$391,483	$360,027

Note 9: Debt and Financing Arrangements

Long-term debt consists of the following:

	October 31, 2012	April 30, 2012
4.78% Senior Notes due June 1, 2014	$100,000	$100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	396,486	397,906
3.50% Notes due October 15, 2021	748,710	748,637
5.55% Senior Notes due April 1, 2022	400,000	400,000
4.50% Senior Notes due June 1, 2025	400,000	400,000

Total long-term debt	$2,069,196	$2,070,543
Current portion of long-term debt	50,000	50,000

Total long-term debt, less current portion	$2,019,196	$2,020,543

All of the Company’s Senior Notes are unsecured and interest is paid semiannually. Scheduled principal payments are required on the 5.55 percent Senior Notes, the first of which is $50.0 million on April 1, 2013, and on the 4.50 percent Senior Notes, the first of which is $100.0 million on June 1, 2020. The Company may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with accrued and unpaid interest, and any applicable make-whole amount.

The Company has available a $1.0 billion revolving credit facility with a group of nine banks that matures in July 2016. During the second quarter of 2013, the Company borrowed $20.0 million against the revolving credit facility. The Company did not have a balance outstanding under the revolving credit facility at October 31, 2012.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Computation of net income per common share:
Net income	$148,847	$127,247	$259,710	$238,770
Net income allocated to participating securities	1,299	1,297	2,253	2,424

Net income allocated to common stockholders	$147,548	$125,950	$257,457	$236,346

Weighted-average common shares outstanding	108,269,499	112,731,758	108,844,046	112,927,273

Net income per common share	$1.36	$1.12	$2.37	$2.09

Computation of net income per common share—assuming dilution:
Net income	$148,847	$127,247	$259,710	$238,770
Net income allocated to participating securities	1,299	1,297	2,253	2,423

Net income allocated to common stockholders	$147,548	$125,950	$257,457	$236,347

Weighted-average common shares outstanding	108,269,499	112,731,758	108,844,046	112,927,273
Dilutive effect of stock options	26,600	51,670	28,068	54,654

Weighted-average common shares outstanding—assuming dilution	108,296,099	112,783,428	108,872,114	112,981,927

Net income per common share—assuming dilution	$1.36	$1.12	$2.36	$2.09

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Weighted-average common shares outstanding	108,269,499	112,731,758	108,844,046	112,927,273
Weighted-average participating shares outstanding	955,356	1,161,277	952,518	1,158,018

Total weighted-average shares outstanding	109,224,855	113,893,035	109,796,564	114,085,291
Dilutive effect of stock options	26,600	51,670	28,068	54,654

Total weighted-average shares outstanding—assuming dilution	109,251,455	113,944,705	109,824,632	114,139,945

Note 11: Pensions and Other Postretirement Benefits

The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$2,320	$1,976	$559	$545
Interest cost	5,997	6,600	781	772
Expected return on plan assets	(6,327)	(6,714)	—	—
Recognized net actuarial loss	3,275	3,072	—	2
Other	252	285	(106)	(113)

Net periodic benefit cost	$5,517	$5,219	$1,234	$1,206

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$4,618	$4,038	$1,232	$1,070
Interest cost	12,025	13,123	1,546	1,552
Expected return on plan assets	(12,649)	(13,599)	—	—
Recognized net actuarial loss (gain)	6,637	5,273	—	(23)
Settlement loss	6,669	—	—	—
Other	506	585	(212)	(213)

Net periodic benefit cost	$17,806	$9,420	$2,566	$2,386

Upon completion of the restructuring plan discussed in Note 5: Restructuring, approximately 850 full-time positions will be reduced. The Company has included the estimated impact of the planned reductions in measuring the net periodic benefit cost of the defined benefit pension and other postretirement benefit plans for the three and six months ended October 31, 2012 and 2011. During the six months ended October 31, 2012, the Company paid a portion of its terminated pension participants lump-sum cash settlements in order to reduce the Company’s future pension obligation and administrative costs. The charges related to the lump-sum cash settlements are included above in settlement loss and were reported in other special project costs in the Condensed Statements of Consolidated Income during the six months ended October 31, 2012.

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

Interest Rate Hedging: The Company utilizes derivative instruments to manage changes in the fair value of its debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no impact to earnings. There were no interest rate swaps outstanding at October 31, 2012 and April 30, 2012.

The following table sets forth the fair value of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2012		April 30, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity contracts	$2,913	$8,410	$6,569	$19,510

Derivatives not designated as hedging instruments:
Commodity contracts	$13,557	$6,634	$3,166	$3,631
Foreign currency exchange contracts	1,285	455	436	982

Total derivatives not designated as hedging instruments	$14,842	$7,089	$3,602	$4,613

Total derivatives instruments	$17,755	$15,499	$10,171	$24,123

The Company has elected to not offset fair value amounts recognized for commodity derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $17,252 and $32,529 at October 31, 2012 and April 30, 2012, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Losses recognized in other comprehensive income (loss) (effective portion)	$(13,135)	$(4,246)	$(15,345)	$(10,260)
(Losses) gains reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	(12,468)	(416)	(19,006)	5,692

Change in accumulated other comprehensive loss	$(667)	$(3,830)	$3,661	$(15,952)

Losses recognized in cost of products sold (ineffective portion)	$(134)	$(392)	$(218)	$(513)

Included as a component of accumulated other comprehensive loss at October 31, 2012 and April 30, 2012, were deferred pre-tax losses of $20,626 and $24,287, respectively, related to commodity contracts. The related tax impact recognized in accumulated other comprehensive loss was a benefit of $7,491 and $8,820 at October 31, 2012 and April 30, 2012, respectively. The entire amount of the deferred loss included in accumulated other comprehensive loss at October 31, 2012, is expected to be recognized in earnings within one year as the related commodity is sold.

The following table presents information on the pre-tax losses recognized on the interest rate swap designated as a cash flow hedge.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Losses recognized in other comprehensive income (loss) (effective portion)	$—	$(6,192)	$—	$(6,192)
Losses reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(132)	(18)	(264)	(18)

Change in accumulated other comprehensive loss	$132	$(6,174)	$264	$(6,174)

Losses recognized in interest expense (ineffective portion)	$—	$(19)	$—	$(19)

Included as a component of accumulated other comprehensive loss at October 31, 2012 and April 30, 2012, were deferred pre-tax losses of $5,650 and $5,914, respectively, related to the interest rate swap which was terminated in October 2011. The related tax benefit recognized in accumulated other comprehensive loss was $2,038 and $2,133 at October 31, 2012 and April 30, 2012, respectively. Approximately $500 of the loss will be recognized over the next 12 months.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Unrealized (losses) gains on commodity contracts	$(11,234)	$(10,877)	$8,388	$(6,476)
Unrealized gains on foreign currency exchange contracts	889	632	991	427

Total unrealized (losses) gains recognized in cost of products sold	$(10,345)	$(10,245)	$9,379	$(6,049)

Realized gains (losses) on commodity contracts	$7,267	$12,984	$(574)	$22,280
Realized (losses) gains on foreign currency exchange contracts	(307)	938	(204)	1,228

Total realized gains (losses) recognized in cost of products sold	$6,960	$13,922	$(778)	$23,508

Total (losses) gains recognized in cost of products sold	$(3,385)	$3,677	$8,601	$17,459

The following table presents the gross contract notional value of outstanding derivative contracts.

	October 31, 2012	April 30, 2012
Commodity contracts	$798,466	$983,381
Foreign currency exchange contracts	147,470	94,424

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

	October 31, 2012		April 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$46,555	$46,555	$36,173	$36,173
Derivative financial instruments—net	2,256	2,256	(13,952)	(13,952)
Long-term debt	(2,069,196)	(2,458,408)	(2,070,543)	(2,443,514)

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

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	October 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Other investments: (A)
Equity mutual funds	$19,491	$—	$—	$19,491
Municipal obligations	—	26,383	—	26,383
Other investments	681	—	—	681

Derivatives: (B)
Commodity contracts—net	847	579	—	1,426
Foreign currency exchange contracts—net	13	817	—	830

Long-term debt (C)	(796,272)	(1,662,136)	—	(2,458,408)

Total financial instruments measured at fair value	$(775,240)	$(1,634,357)	$—	$(2,409,597)

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	April 30,
	(Level 1)	(Level 2)	(Level 3)	2012
Other investments: (A)
Equity mutual funds	$14,649	$—	$—	$14,649
Municipal obligations	—	20,392	—	20,392
Other investments	1,132	—	—	1,132

Derivatives: (B)
Commodity contracts—net	(12,788)	(618)	—	(13,406)
Foreign currency exchange contracts—net	(1)	(545)	—	(546)

Long-term debt (C)	(777,023)	(1,666,491)	—	(2,443,514)

Total financial instruments measured at fair value	$(774,031)	$(1,647,262)	$—	$(2,421,293)

(A)	The Company’s other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets and municipal obligations valued by a third party using valuation techniques which utilize inputs that are derived principally from or corroborated by observable market data. As of October 31, 2012, the Company’s municipal obligations are scheduled to mature as follows: $3,587 in 2013, $707 in 2014, $2,714 in 2015, $548 in 2016, and $18,827 in 2017 and beyond.
(B)	The Company’s Level 1 derivatives are valued using quoted market prices for identical instruments in active markets. The Level 2 derivatives are valued using quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. For additional information, see Note 13: Derivative Financial Instruments.
(C)	The Company’s long-term debt is comprised of public Notes classified as Level 1 and private Senior Notes classified as Level 2. The public Notes are traded in an active secondary market and valued using quoted prices. The value of the private Senior Notes is based on the net present value of each interest and principal payment calculated, utilizing an interest rate derived from a fair market yield curve. For additional information, see Note 9: Debt and Financing Arrangements.

Note 15: Income Taxes

During the three months ended October 31, 2012, the Company’s effective tax rate decreased to 33.6 percent, compared to 34.1 percent in the three months ended October 31, 2011. The decrease in the effective tax rate in the three months ended October 31, 2012, is primarily due to a lower Canadian effective tax rate. The effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, partially offset by state income taxes.

During the six months ended October 31, 2012 and 2011, the Company’s effective tax rate was 33.7 percent. The effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, partially offset by state income taxes.

Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $0.7 million, primarily as a result of expiring statute of limitations periods.

Note 16: Guarantor and Non-Guarantor Financial Information

In October 2011, the Company filed a registration statement on Form S-3 registering certain securities described therein, including debt securities which are guaranteed by certain of the Company's subsidiaries. The Company issued $750.0 million of 3.50 percent Notes pursuant to the registration statement that are fully and unconditionally guaranteed, on a joint and several basis, by the following 100 percent wholly-owned subsidiaries of the Company: J.M. Smucker LLC and The Folgers Coffee Company (the "subsidiary guarantors"). The following condensed consolidated financial information for the Company, the subsidiary guarantors, and the non-guarantor subsidiaries is provided below. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company's 100 percent wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for investments in subsidiaries using the equity method.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three Months Ended October 31, 2012
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,186,795	$358,358	$1,537,724	$(1,454,131)	$1,628,746
Cost of products sold	1,046,546	330,201	1,164,690	(1,454,602)	1,086,835

Gross Profit	140,249	28,157	373,034	471	541,911
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	59,112	10,828	198,720	—	268,660
Amortization	2,935	—	21,268	—	24,203
Other operating (income) expense—net	(40)	(709)	2,255	—	1,506

Operating Income	78,242	18,038	150,791	471	247,542
Interest (expense) income—net	(24,112)	298	(74)	—	(23,888)
Other income (expense)—net	5,078	170	(4,684)	—	564
Equity in net earnings of subsidiaries	109,703	40,277	18,205	(168,185)	—

Income Before Income Taxes	168,911	58,783	164,238	(167,714)	224,218
Income taxes	20,064	101	55,206	—	75,371

Net Income	$148,847	$58,682	$109,032	$(167,714)	$148,847
Other comprehensive income (loss), net of tax	4,173	(738)	2,124	(1,386)	4,173

Comprehensive Income	$153,020	$57,944	$111,156	$(169,100)	$153,020

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three Months Ended October 31, 2011
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,181,087	$435,912	$1,121,799	$(1,224,893)	$1,513,905
Cost of products sold	1,034,958	398,999	801,196	(1,219,917)	1,015,236

Gross Profit	146,129	36,913	320,603	(4,976)	498,669
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	63,740	14,222	175,867	—	253,829
Amortization	1,381	—	19,178	—	20,559
Loss on divestiture and other operating (income) expense—net	(151)	746	12,072	—	12,667

Operating Income	81,159	21,945	113,486	(4,976)	211,614
Interest (expense) income—net	(19,344)	975	(755)	—	(19,124)
Other (expense) income—net	(102)	117	696	—	711
Equity in net earnings of subsidiaries	85,373	63,304	22,059	(170,736)	—

Income Before Income Taxes	147,086	86,341	135,486	(175,712)	193,201
Income taxes	19,839	325	45,790	—	65,954

Net Income	$127,247	$86,016	$89,696	$(175,712)	$127,247
Other comprehensive (loss) income, net of tax	(22,313)	(2,126)	(17,104)	19,230	(22,313)

Comprehensive Income	$104,934	$83,890	$72,592	$(156,482)	$104,934

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Six Months Ended October 31, 2012
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,186,989	$676,494	$2,846,963	$(2,711,997)	$2,998,449
Cost of products sold	1,937,200	620,954	2,138,347	(2,709,736)	1,986,765

Gross Profit	249,789	55,540	708,616	(2,261)	1,011,684
Selling, distribution, and administrative expenses, restructuring, merger and integration, and other special project costs	115,962	22,738	386,024	—	524,724
Amortization	5,869	—	42,525	—	48,394
Other operating (income) expense—net	(710)	(1,248)	2,457	—	499

Operating Income	128,668	34,050	277,610	(2,261)	438,067
Interest (expense) income—net	(47,931)	596	(157)	—	(47,492)
Other income (expense)—net	9,500	675	(9,267)	—	908
Equity in net earnings of subsidiaries	199,039	73,460	34,719	(307,218)	—

Income Before Income Taxes	289,276	108,781	302,905	(309,479)	391,483
Income taxes	29,566	202	102,005	—	131,773

Net Income	$259,710	$108,579	$200,900	$(309,479)	$259,710
Other comprehensive income (loss), net of tax	3,778	1,603	(398)	(1,205)	3,778

Comprehensive Income	$263,488	$110,182	$200,502	$(310,684)	$263,488

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Six Months Ended October 31, 2011
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,098,196	$783,400	$1,875,188	$(2,053,996)	$2,702,788
Cost of products sold	1,815,543	717,294	1,286,153	(2,045,955)	1,773,035

Gross Profit	282,653	66,106	589,035	(8,041)	929,753
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	123,055	26,424	335,484	—	484,963
Amortization	2,678	—	38,116	—	40,794
Loss on divestiture and other operating (income) expense—net	(84)	248	11,515	—	11,679

Operating Income	157,004	39,434	203,920	(8,041)	392,317
Interest (expense) income—net	(34,718)	1,950	(1,476)	—	(34,244)
Other income—net	689	234	1,031	—	1,954
Equity in net earnings of subsidiaries	154,959	109,623	39,667	(304,249)	—

Income Before Income Taxes	277,934	151,241	243,142	(312,290)	360,027
Income taxes	39,164	648	81,445	—	121,257

Net Income	$238,770	$150,593	$161,697	$(312,290)	$238,770
Other comprehensive (loss) income, net of tax	(33,480)	(9,717)	(28,107)	37,824	(33,480)

Comprehensive Income	$205,290	$140,876	$133,590	$(274,466)	$205,290

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2012
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,650	$—	$135,905	$—	$203,555
Inventories	—	156,817	835,733	(17,123)	975,427
Other current assets	473,178	4,634	79,268	—	557,080

Total Current Assets	540,828	161,451	1,050,906	(17,123)	1,736,062
PROPERTY, PLANT, AND EQUIPMENT	228,729	411,826	472,891	—	1,113,446
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY	5,615,253	4,193,672	680,287	(10,489,212)	—
OTHER NONCURRENT ASSETS
Goodwill	981,606	—	2,071,943	—	3,053,549
Other intangible assets—net	433,941	—	2,704,115	—	3,138,056
Other noncurrent assets	69,918	14,387	63,335	—	147,640

Total Other Noncurrent Assets	1,485,465	14,387	4,839,393	—	6,339,245

	$7,870,275	$4,781,336	$7,043,477	$(10,506,335)	$9,188,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES	$373,502	$114,718	$217,846	$—	$706,066
NONCURRENT LIABILITIES
Long-term debt	2,019,196	—	—	—	2,019,196
Deferred income taxes	107,286	—	889,588	—	996,874
Other noncurrent liabilities	217,544	19,955	76,371	—	313,870

Total Noncurrent Liabilities	2,344,026	19,955	965,959	—	3,329,940
SHAREHOLDERS’ EQUITY	5,152,747	4,646,663	5,859,672	(10,506,335)	5,152,747

	$7,870,275	$4,781,336	$7,043,477	$(10,506,335)	$9,188,753

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2012
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,281	$—	$121,427	$—	$229,708
Inventories	—	161,411	815,030	(14,865)	961,576
Other current assets	334,220	3,499	114,462	—	452,181

Total Current Assets	442,501	164,910	1,050,919	(14,865)	1,643,465
PROPERTY, PLANT, AND EQUIPMENT	220,354	389,163	486,572	—	1,096,089
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY	5,684,496	4,241,145	702,550	(10,628,191)	—
OTHER NONCURRENT ASSETS
Goodwill	981,606	—	2,073,012	—	3,054,618
Other intangible assets—net	435,713	—	2,751,294	—	3,187,007
Other noncurrent assets	59,992	11,137	62,918	—	134,047

Total Other Noncurrent Assets	1,477,311	11,137	4,887,224	—	6,375,672

	$7,824,662	4,806,355	$7,127,265	$(10,643,056)	$9,115,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES	$323,608	$101,714	$191,650	$—	$616,972
NONCURRENT LIABILITIES
Long-term debt	2,020,543	—	—	—	2,020,543
Deferred income taxes	104,822	311	887,559	—	992,692
Other noncurrent liabilities	212,303	20,031	89,299	—	321,633

Total Noncurrent Liabilities	2,337,668	20,342	976,858	—	3,334,868
SHAREHOLDERS’ EQUITY	5,163,386	4,684,299	5,958,757	(10,643,056)	5,163,386

	$7,824,662	$4,806,355	$7,127,265	$(10,643,056)	$9,115,226

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended October 31, 2012
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$267	$71,593	$287,758	$—	$359,618
INVESTING ACTIVITIES
Additions to property, plant, and equipment	(17,400)	(46,048)	(35,010)	—	(98,458)
Proceeds from disposal of property, plant, and equipment	—	57	521	—	578
Other—net	(9,498)	1,236	14,114	—	5,852

Net Cash Used for Investing Activities	(26,898)	(44,755)	(20,375)	—	(92,028)
FINANCING ACTIVITIES
Quarterly dividends paid	(110,176)	—	—	—	(110,176)
Purchase of treasury shares	(175,302)	—	—	—	(175,302)
Proceeds from stock option exercises	760	—	—	—	760
Intercompany	268,282	(26,838)	(241,444)	—	—
Other—net	2,436	—	(10,000)	—	(7,564)

Net Cash Used for Financing Activities	(14,000)	(26,838)	(251,444)	—	(292,282)
Effect of exchange rate changes on cash	—	—	(1,461)	—	(1,461)

Net (decrease) increase in cash and cash equivalents	(40,631)	—	14,478	—	(26,153)
Cash and cash equivalents at beginning of period	108,281	—	121,427	—	229,708

Cash and Cash Equivalents at End of Period	$67,650	$—	$135,905	$—	$203,555

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended October 31, 2011
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$(11,177)	$53,363	$17,748	$—	$59,934
INVESTING ACTIVITIES
Business acquired, net of cash acquired	—	—	(362,846)	—	(362,846)
Additions to property, plant, and equipment	(31,087)	(68,215)	(36,405)	—	(135,707)
Proceeds from divestiture	—	—	9,268	—	9,268
Sales and maturities of marketable securities	18,600	—	—	—	18,600
Proceeds from disposal of property, plant, and equipment	26	158	719	—	903
Other—net	3	(1)	(2,252)	—	(2,250)

Net Cash Used for Investing Activities	(12,458)	(68,058)	(391,516)	—	(472,032)
FINANCING ACTIVITIES
Proceeds from long-term debt—net	748,560	—	—	—	748,560
Quarterly dividends paid	(104,825)	—	—	—	(104,825)
Purchase of treasury shares	(44,592)	—	—	—	(44,592)
Proceeds from stock option exercises	518	—	—	—	518
Intercompany	(399,329)	14,695	384,634	—	—
Other—net	(5,101)	—	—	—	(5,101)

Net Cash Provided by Financing Activities	195,231	14,695	384,634	—	594,560
Effect of exchange rate changes	—	—	(6,019)	—	(6,019)

Net increase in cash and cash equivalents	171,596	—	4,847	—	176,443
Cash and cash equivalents at beginning of period	206,845	—	113,000	—	319,845

Cash and Cash Equivalents at End of Period	$378,441	$—	$117,847	$—	$496,288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2012 and 2011. Results for the three and six months ended October 31, 2012, include the operations of the North American foodservice coffee and hot beverage business acquired from Sara Lee Corporation (“Sara Lee foodservice business”) on January 3, 2012.

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

Dunkin’ Donuts brand is licensed to the Company for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, dollar stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. K-Cup® and K-Cups® are trademarks of Keurig, Incorporated.

Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(Dollars in millions, except per share data)
Net sales	$1,628.7	$1,513.9	$2,998.4	$2,702.8

Gross profit	$541.9	$498.7	$1,011.7	$929.8
% of net sales	33.3%	32.9%	33.7%	34.4%

Operating income	$247.5	$211.6	$438.1	$392.3
% of net sales	15.2%	14.0%	14.6%	14.5%

Net income:
Net income	$148.8	$127.2	$259.7	$238.8
Net income per common share — assuming dilution	$1.36	$1.12	$2.36	$2.09

Gross profit excluding special project costs (1)	$544.4	$511.4	$1,018.1	$952.9
% of net sales	33.4%	33.8%	34.0%	35.3%

Operating income excluding special project costs (1)	$261.5	$241.6	$479.8	$447.3
% of net sales	16.1%	16.0%	16.0%	16.5%

Net income excluding special project costs: (1)
Income	$158.1	$147.0	$287.4	$275.2
Income per common share — assuming dilution	$1.45	$1.29	$2.62	$2.41

(1)	Refer to "Non-GAAP Measures" located on page 31 for a reconciliation to the comparable GAAP financial measure.

Net sales in the second quarter and first six months of 2013 increased eight percent and 11 percent, respectively, compared to 2012, and gross profit increased nine percent in the second quarter and first six months of 2013, compared to 2012, due to the contribution from the acquired Sara Lee foodservice business and favorable sales mix. Operating income increased 17 percent and 12 percent in the second quarter and first six months of 2013, respectively, compared to 2012. Excluding the impact of restructuring, merger and integration, and certain pension settlement costs (“special project costs”), operating income increased eight percent and seven percent in the second quarter and first six months of 2013, respectively. Included in the second quarter and first six months of 2012 was a loss on divestiture of $11.3 million.

The Company’s net income per diluted share was $1.36 and $1.12 for the second quarters of 2013 and 2012, respectively, and $2.36 and $2.09 for the first six months of 2013 and 2012, respectively, an increase of 21 percent for the quarter and 13 percent for the first six months. The Company’s net income per diluted share excluding special project costs increased 12 percent in the second quarter of 2013 to $1.45, compared to $1.29 in the second quarter of 2012, and increased nine percent for the first six months of 2013 to $2.62, compared to $2.41 in 2012. In addition to gross profit improvements, net income per diluted share and net income per diluted share excluding special project costs for the second quarter and first six months of 2013 benefited from a decrease in weighted-average shares outstanding as a result of the Company’s share repurchase activity over the past year.

Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2012	2011	Increase (Decrease)%		2012	2011	Increase (Decrease)%
	(Dollars in millions)
Net sales	$1,628.7	$1,513.9	$114.8	8%	$2,998.4	$2,702.8	$295.7	11%
Adjust for certain noncomparable items:
Acquisition	(90.7)	—	(90.7)	(6)	(177.5)	—	(177.5)	(7)
Divestiture	—	(3.0)	3.0	0	—	(8.0)	8.0	0
Foreign exchange	(2.1)	—	(2.1)	(0)	3.4	—	3.4	0

Net sales adjusted for the noncomparable impact of acquisition, divestiture, and foreign exchange	$1,535.9	$1,510.9	$24.9	2%	$2,824.4	$2,694.8	$129.6	5%

Amounts may not add due to rounding.

Net sales increased $114.8 million, or eight percent, in the second quarter of 2013, compared to the second quarter of 2012, due to the impact of the acquired Sara Lee foodservice business and favorable sales mix. Overall net price realization was slightly lower as price declines on coffee offset increases taken on peanut butter in 2012. Overall volume, based on weight and excluding acquisition, decreased two percent in the second quarter of 2013, compared to the second quarter of 2012, due to Pillsbury baking mixes, Crisco shortening and oils, Jif peanut butter, and Smucker’s fruit spreads. Volume gains were realized in Folgers coffee, Robin Hood® and Five Roses® flour in Canada, and Dunkin’ Donuts packaged coffee. Favorable sales mix in the quarter was driven by volume growth in the Company’s coffee brands, including K-Cups, which are higher priced per pound, compared to other products within the Company’s portfolio.

Net sales for the first six months were $2,998.4 million in 2013, and increased $295.7 million, or 11 percent, compared to the first six months of 2012, due primarily to the impact of the acquired Sara Lee foodservice business and favorable sales mix. Overall net price realization was slightly higher for the first six months of 2013, compared to 2012, as price increases taken on peanut butter and certain other products more than offset price declines on coffee. Overall volume, based on weight and excluding acquisition, was flat for the first six months of 2013, compared to 2012. Volume gains were realized in Folger’s coffee, Robin Hood and Five Roses flour in Canada, and Dunkin’ Donuts packaged coffee but were offset by volume declines in Pillsbury baking mixes, Smucker’s fruit spreads, Crisco shortening and oils, and Bicks® pickles. Favorable sales mix for the first six months was driven by volume growth in the Company’s coffee brands, including K-Cups.

Operating Income

The following table presents components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Gross profit	33.3%	32.9%	33.7%	34.4%
Selling, distribution, and administrative expenses:
Marketing	5.1%	4.9%	5.2%	5.3%
Selling	3.2	3.1	3.3	3.3
Distribution	2.5	2.7	2.6	2.9
General and administrative	5.0	4.9	5.2	5.3

Total selling, distribution, and administrative expenses	15.8%	15.6%	16.3%	16.8%

Amortization	1.5	1.4	1.6	1.5
Other restructuring, merger and integration, and special project costs	0.7	1.1	1.2	1.2
Loss on divestiture	0.0	0.7	0.0	0.4
Other operating expense—net	0.1	0.1	0.0	0.0

Operating income	15.2%	14.0%	14.6%	14.5%

Amounts may not add due to rounding.

Gross profit increased $43.2 million, or nine percent, in the second quarter of 2013, compared to the second quarter of 2012, driven by the acquired Sara Lee foodservice business and strong coffee growth. Excluding special project costs, gross profit increased $33.0 million, or six percent, and gross margin was 33.4 percent in the second quarter of 2013, compared to 33.8 percent in the second quarter of 2012.

Overall commodity costs were slightly lower during the second quarter of 2013, compared to the second quarter of 2012, as lower green coffee costs offset higher costs for peanuts and certain other commodities. However, the benefit to gross profit of overall lower costs was mostly offset by lower overall net price realization. Unrealized mark-to-market adjustments on derivative contracts did not contribute to the change in year-over-year gross profit and were a loss of $10.3 million in the second quarter of 2013, compared to a loss of $10.2 million in the second quarter of 2012.

Selling, distribution, and administrative (“SD&A”) expenses increased nine percent in the second quarter of 2013, compared to the second quarter of 2012, driven in part by the acquired Sara Lee foodservice business, and increased as a percentage of net sales from 15.6 percent to 15.8 percent. Selling expenses increased 10 percent, generally in line with the increase in net sales. Marketing expenses increased 11 percent and general and administrative expenses increased nine percent driven by increased incentive compensation and pension costs.

Restructuring and merger and integration costs decreased $16.0 million in the second quarter of 2013, compared to the second quarter of 2012, due primarily to the closing of four of the six facilities included in the Company’s restructuring plan.

Higher amortization expense was recognized in the second quarter of 2013, compared to the second quarter of 2012, primarily related to the intangible assets associated with the acquired Sara Lee foodservice business.

Operating income increased $35.9 million, or 17 percent, in the second quarter of 2013, compared to the second quarter of 2012. Excluding the impact of special project costs in both periods, operating income increased $19.9 million, or eight percent, and increased from 16.0 percent of net sales in 2012 to 16.1 percent in 2013. Both operating income measures include a loss on divestiture of $11.3 million in 2012.

Gross profit increased $81.9 million, or nine percent, in the first six months of 2013, compared to 2012, primarily due to the acquired Sara Lee foodservice business, favorable sales mix, and a $15.4 million increase in the benefit of unrealized mark-to-market adjustments on derivative contracts, which increased to a gain of $9.4 million in the first six months of 2013 from a loss of $6.0 million in the first six months of 2012. Excluding special project costs, gross profit increased $65.2 million, or seven percent, and gross margin was 34.0 percent in the first six months of 2013, compared to 35.3 percent in 2012.

Overall commodity costs were slightly higher for the first six months of 2013, compared to 2012, as higher costs for peanuts and certain other commodities were only partially offset by lower green coffee costs. These overall higher costs were mostly offset by overall higher net price realization.

SD&A expenses in the first six months of 2013 increased eight percent, compared to the first six months of 2012, driven in part by the acquired Sara Lee foodservice business, but decreased as a percentage of net sales from 16.8 percent in the first six months of 2012 to 16.3 percent in the first six months 2013. Selling expenses for the first six months increased 12 percent, generally in line with the increase in net sales. Over the same period in 2012, both marketing and general and administrative expenses increased nine percent.

Restructuring and merger and integration costs decreased $19.9 million in the first six months of 2013, compared to 2012, due primarily to the closing of four of the six facilities included in the Company’s restructuring plan.

Higher amortization expense was recognized in the first six months of 2013, compared to 2012, primarily related to intangibles associated with the Sara Lee foodservice business acquisition.

Operating income increased $45.8 million, or 12 percent, in the first six months of 2013, compared to 2012. Operating margin for the first six months of 2013 was 14.6 percent, compared to 14.5 percent in 2012. Excluding the impact of special project costs in both periods, operating income increased $32.5 million, or seven percent, and was 16.0 percent of net sales in the first six months of 2013, compared to 16.5 percent in 2012.

Other

Interest expense increased $4.8 million and $13.3 million in the second quarter and first six months of 2013, respectively, compared to 2012, primarily representing the cost of higher average debt outstanding due to the Company’s October 2011 public debt issuance.

Income taxes increased $9.4 million, or 14 percent, in the second quarter of 2013, compared to the second quarter of 2012, reflecting an increase in income before income taxes offset slightly by a lower effective tax rate. The effective tax rate was 33.6 percent in the second quarter of 2013, compared to 34.1 percent in the second quarter of 2012. Income taxes increased $10.5 million in the first six months of 2013, compared to 2012, in line with the increase in income before income taxes. The effective tax rate was 33.7 percent in both the first six months of 2013 and 2012.

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

Upon completion, the restructuring plan will result in a reduction of approximately 850 full-time positions and the closing of six of the Company’s facilities – Memphis, Tennessee; Ste. Marie, Quebec; Sherman, Texas; Kansas City, Missouri; Dunnville, Ontario; and Delhi Township, Ontario. The Sherman, Dunnville, Delhi Township, and Kansas City facilities have been closed and approximately 75 percent of the 850 full-time positions have been reduced as of October 31, 2012. The Company’s pickle and condiments production was transitioned to third-party manufacturers during fiscal 2012. The consolidation of coffee production in New Orleans is essentially complete, and the transition of fruit spreads production to the new manufacturing facility in Orrville has begun.

The Company expects to incur restructuring costs of approximately $245.0 million, of which $213.6 million has been incurred through October 31, 2012. Restructuring costs of $10.3 million and $24.8 million have been incurred in the second quarter and first six months of 2013, respectively, compared to $22.2 million and $41.7 million in the second quarter and first six months of 2012, respectively. The majority of the remaining costs are anticipated to be recognized through fiscal 2014.

Segment Results

	Three Months Ended October 31,			Six Months Ended October 31,
			% Increase			% Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(Dollars in millions)
Net sales:
U.S. Retail Coffee	$622.5	$617.5	1%	$1,143.3	$1,117.6	2%
U.S. Retail Consumer Foods	619.3	615.2	1	1,147.8	1,074.7	7
International, Foodservice, and Natural Foods	387.0	281.2	38	707.4	510.5	39

Segment profit:
U.S. Retail Coffee	$158.2	$140.0	13%	$284.6	$279.7	2%
U.S. Retail Consumer Foods	111.1	116.0	(4)	219.0	195.0	12
International, Foodservice, and Natural Foods	58.2	39.0	49	98.9	77.5	28

Segment profit margin:
U.S. Retail Coffee	25.4%	22.7%		24.9%	25.0%
U.S. Retail Consumer Foods	17.9	18.8		19.1	18.1
International, Foodservice, and Natural Foods	15.0	13.9		14.0	15.2

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased one percent in the second quarter of 2013, compared to the second quarter of 2012, as increased volume and favorable sales mix driven primarily by K-Cups offset the impact of price declines since the second quarter of 2012. Segment volume increased six percent in the second quarter of 2013, compared to the second quarter of 2012, as the Folgers brand increased six percent and Dunkin’ Donuts packaged coffee increased 11 percent. Net sales of Folgers Gourmet Selections® and Millstone K-Cups remained strong and increased $36.4 million, compared to the second quarter of 2012. K-Cups represented six percentage points of segment net sales growth, while contributing only one percentage point growth to volume.

The U.S. Retail Coffee segment profit increased $18.3 million, or 13 percent, in the second quarter of 2013, compared to the second quarter of 2012, as favorable sales mix and volume growth more than offset a significant increase in marketing expenses. The impact of lower green coffee costs in the second quarter of 2013 was more than offset by price declines taken in the first quarter of 2013 and did not significantly impact segment profit. Unrealized mark-to-market adjustments on derivative contracts, which represented a loss of $4.5 million in the second quarter of 2013, compared to a loss of $10.1 million in the second quarter of 2012, contributed $5.6 million to the segment profit increase. Segment profit margin improved from 22.7 percent of net sales in the second quarter of 2012, to 25.4 percent in the second quarter of 2013.

For the first six months of 2013, net sales for the U.S. Retail Coffee segment increased two percent, compared to the first six months of 2012, as increased volume and favorable sales mix driven primarily by K-Cups more than offset the impact of price declines since the first quarter of 2012. Segment volume increased six percent in the first six months of 2013, compared to the first six months of 2012, as the Folger’s brand increased five percent and Dunkin’ Donuts packaged coffee increased 11 percent. Net sales of Folgers Gourmet Selections and Millstone K-Cups increased $67.1 million, compared to the first six months of 2012. K-Cups represented six percentage points of segment net sales growth, while contributing only one percentage point growth to volume.

Segment profit for the first six months of 2013 increased $4.9 million, or two percent, compared to the first six months of 2012. In the first six months of 2013, the timing of lower prices relative to lower green coffee costs recognized negatively impacted segment profit in comparison to the same period in 2012. The timing impact was offset by volume growth, sales mix, and favorable unrealized mark-to-market adjustments. Unrealized mark-to-market adjustments on derivative contracts, which were a gain of $3.6 million in the first six months of 2013, compared to a loss of $3.1 million in 2012, contributed $6.7 million to the segment profit increase. Segment profit margin was 24.9 percent in the first six months of 2013, compared to 25.0 percent in 2012.

As previously announced, the Company experienced a supply constraint of certain retail coffee canisters during the second quarter of 2013. The Company expects resolution of the supply constraint in the third quarter of 2013 and does not expect that it will have a material effect on the financial results for fiscal 2013.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales increased one percent in the second quarter of 2013, compared to the second quarter of 2012, as the impact of higher net price realization offset a six percent decline in segment volume and unfavorable sales mix. Jif brand net sales increased 20 percent in the second quarter of 2013, compared to the second quarter of 2012, primarily reflecting price increases taken since the second quarter of 2012. Volume of the Jif brand decreased six percent compared to the strong second quarter in the prior year which benefited from early buy-in in advance of a 30 percent price increase in the third quarter of 2012. Smucker’s fruit spreads net sales and volume were down 11 percent during the same period, impacted by higher pricing during key promotional periods, as well as competitive activities. Net sales and volume of Smuckers Uncrustables® frozen sandwiches increased 13 percent and 11 percent, respectively, in the second quarter of 2013, compared to the second quarter of 2012, benefiting from new distribution at certain retailers. Crisco brand net sales and volume decreased 12 percent and eight percent, respectively, in the second quarter of 2013, compared to the second quarter of 2012, resulting from declines at a key retailer. For the same period, net sales for the Pillsbury brand increased two percent, while volume decreased five percent mostly reflecting the tonnage impact of the previously announced cake mix downsizing. Canned milk net sales and volume increased two percent and five percent, respectively, during the second quarter of 2013, compared to the second quarter of 2012.

The U.S. Retail Consumer Foods segment profit decreased $4.8 million, or four percent, in the second quarter of 2013, compared to the second quarter of 2012. Unrealized mark-to-market adjustments on derivative contracts, which were a loss of $5.0 million in the second quarter of 2013, compared to a loss of $0.4 million in the second quarter of 2012, represented $4.6 million of the segment profit decrease. Overall raw material costs recognized were higher in the quarter most significantly for peanuts but were essentially offset by higher net price realization and a decrease in marketing and other support costs. A portion of planned marketing expenditures in the second quarter of 2013 was redirected to promotional spending and contributed to the decrease in marketing expense. Segment profit margin was 17.9 percent in the second quarter of 2013, compared to 18.8 percent in 2012.

Net sales for the U.S. Retail Consumer Foods segment increased seven percent in the first six months of 2013, due primarily to higher net price realization offset partially by a three percent decline in segment volume. Jif brand net sales increased 33 percent in the first six months of 2013, compared to the first six months of 2012, primarily reflecting price increases taken since the second quarter of 2012. Volume of the Jif brand was flat for the first six months of 2013, compared to 2012, which benefited from early buy-in in advance of a 30 percent price increase in the third quarter of 2012. Smucker’s fruit spreads net sales and volume were down five percent and six percent, respectively, impacted by higher pricing during key promotional periods, as well as competitive activities in the first six months of 2013. Net sales and volume of Smuckers Uncrustables frozen sandwiches increased 21 percent and 17 percent, respectively, in the first six months of 2013, compared to the first six months of 2012, benefiting from new distribution at certain retailers. Crisco brand net sales and volume decreased eight percent and four percent, respectively, in the first six months of 2013, compared to 2012, resulting from declines at a key retailer. For the same period, net sales for the Pillsbury brand increased five percent, while volume decreased three percent mostly due to the tonnage impact of cake mix downsizing.

Segment profit increased $24.0 million, or 12 percent, in the first six months of 2013, compared to 2012, led by peanut butter. Price increases taken in fiscal 2012, which more than offset higher peanut costs, were the primary driver for the increase in peanut butter profitability. The Company anticipates the size and quality of the calendar 2012 U.S. peanut crop will lead to lower peanut costs in the future. However, as the Company previously entered into long-term contracts to ensure adequate supply of peanuts, the Company may not immediately recognize lower peanut costs. Current market prices are not necessarily indicative of the costs the Company is or will be incurring given the contracts currently in place.

Overall raw material costs were higher for the first six months of 2013 but were more than offset by higher net price realization. Unrealized mark-to-market adjustments on derivative contracts, which were a gain of $1.6 million in the first six months of 2013, compared to a loss of $1.5 million in the first six months of 2012, represented $3.1 million of the segment profit increase. Segment profit margin improved from 18.1 percent of net sales in the first six months of 2012, to 19.1 percent in the first six months of 2013.

International, Foodservice, and Natural Foods

Net sales in the International, Foodservice, and Natural Foods segment increased 38 percent in the second quarter of 2013, compared to the second quarter of 2012, due primarily to the acquired Sara Lee foodservice business, which contributed $90.7 million, or 32 percentage points, of the net sales growth. Excluding the impact of acquisition, divestiture, and foreign exchange, segment net sales increased six percent over the same period last year. Volume was up four percent with gains realized in the Robin Hood and Five Roses Canadian flour brands, as well as nonbranded beverages.

Segment profit increased $19.2 million, or 49 percent, in the second quarter of 2013, compared to the second quarter of 2012 which included an $11.3 million loss on divestiture. Excluding this loss, segment profit increased $7.9 million, or 16 percent, primarily due to the contribution of the Sara Lee foodservice business, offset by a $2.3 million decrease in mark-to-market adjustments. Unrealized mark-to-market adjustments on derivative contracts were a loss of $2.4 million in the second quarter of 2013, compared to a loss of $0.1 million in the second quarter of 2012.

The International, Foodservice, and Natural Foods segment net sales increased 39 percent in the first six months of 2013, compared to 2012, due primarily to the acquired Sara Lee foodservice business, which contributed $177.5 million, or 35 percentage points, of the net sales growth. Excluding the impact of acquisition, divestiture, and foreign exchange, segment net sales increased six percent over the same period last year. Volume was up four percent with gains realized in the Robin Hood and Five Roses Canadian flour brands, as well as nonbranded beverages.

Segment profit increased $21.3 million, or 28 percent, in the first six months of 2013, compared to 2012 which included an $11.3 million loss on divestiture. Excluding this loss, segment profit increased $10.0 million, or 11 percent, driven primarily by the contribution of the Sara Lee foodservice business. Unrealized mark-to-market adjustments on derivative contracts, which were a gain of $2.0 million in the first six months of 2013, compared to a loss of $0.1 million in 2012, represented $2.1 million of the segment profit increase.

During the quarter, the Company announced its plan to exit the private label roast and ground coffee business that was assumed with the acquisition of the Sara Lee foodservice business. While the Company anticipates a future reduction of $75.0 to $100.0 million in annual net sales, the exit of the business is expected to improve profit margins for the segment. One-time costs associated with the exit of the business are not expected to be significant and primarily include employee separation costs. The Company expects to complete the exit during fiscal 2014.

Financial Condition – Liquidity and Capital Resources

Liquidity

	Six Months Ended October 31,
(Dollars in millions)	2012	2011
Net cash provided by operating activities	$359.6	$59.9
Net cash used for investing activities	(92.0)	(472.0)
Net cash (used for) provided by financing activities	(292.3)	594.6

Net cash provided by operating activities	$359.6	$59.9
Additions to property, plant, and equipment	(98.5)	(135.7)

Free cash flow	$261.2	$(75.8)

Amounts may not add due to rounding.

On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facility. Total cash and cash equivalents at October 31, 2012, were $203.6 million, compared to $229.7 million at April 30, 2012.

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

Cash provided by operating activities was $359.6 million in the first six months of 2013, compared to $59.9 million during the first six months of 2012. The significant amount of cash provided by operating activities in the first half of 2013 is contrary to the Company’s typical expectation for the first half of its fiscal year, as noted above. The $299.7 million increase in cash generated by operating activities is primarily due to a significant reduction between years in the use of cash required to fund inventory, which was mainly the result of lower green coffee costs and a reduction in inventory levels.

Cash used for investing activities was $92.0 million in the first six months of 2013, compared to $472.0 million in the same period of 2012. The decrease in cash used for investing activities in 2013, compared to 2012, was primarily related to the use of $362.8 million for the Rowland Coffee acquisition in 2012.

Cash used for financing activities during the first six months of 2013 was $292.3 million, consisting primarily of quarterly dividend payments of $110.2 million and the purchase of treasury shares for $175.3 million, primarily representing the repurchase of 2.0 million common shares. During the first six months of 2012, total cash of $594.6 million was provided by financing activities, consisting primarily of proceeds from the Company’s October 2011 public debt issuance of $748.6 million, partially offset by quarterly dividend payments of $104.8 million.

Capital Resources

The following table presents the Company’s capital structure.

	October 31, 2012	April 30, 2012
	(Dollars in millions)
Current portion of long-term debt	$50.0	$50.0
Long-term debt	2,019.2	2,020.5

Total debt	$2,069.2	$2,070.5
Shareholders’ equity	5,152.7	5,163.4

Total capital	$7,221.9	$7,233.9

Amounts may not add due to rounding.

The Company has available a $1.0 billion revolving credit facility with a group of nine banks that matures in July 2016. During the second quarter of 2013, the Company borrowed $20.0 million against the revolving credit facility. The Company did not have a balance outstanding under the revolving credit facility at October 31, 2012.

The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. The Company is in compliance with all covenants.

On August 23, 2012, the Company entered into a Rule 10b5-1 trading plan to facilitate the potential repurchase of 2,000,000 of the 3,944,300 common shares authorized for repurchase. The Company repurchased all 2,000,000 shares for approximately $170.9 million during the second quarter of 2013. As of October 31, 2012, there are 1,944,300 common shares in total remaining available for future repurchase under the Company’s Board of Directors’ January 2012 share repurchase authorization.

Absent any material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under its credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, and the payment of interest and principal on debt outstanding. As of October 31, 2012, approximately $134.9 million of the Company’s total cash and cash equivalents was held by its international subsidiaries. The Company does not intend to repatriate these funds to meet these obligations. Should the Company repatriate these funds, the Company will be required to provide taxes on these funds based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Non-GAAP Measures

The Company uses non-GAAP measures including net sales adjusted for the noncomparable impact of acquisition, divestiture, and foreign exchange rate; gross profit, operating income, net income, and net income per diluted share, excluding special project costs; and free cash flow as key measures for purposes of evaluating performance internally. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP measures supplements other metrics used by management to internally evaluate its businesses and facilitate the comparison of past and present operations. These non-GAAP measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(Dollars in millions, except per share data)
Reconciliation to gross profit:
Gross Profit	$541.9	$498.7	$1,011.7	$929.8
Cost of products sold—restructuring and merger and integration	2.5	12.7	6.4	23.1

Gross profit excluding special project costs	$544.4	$511.4	$1,018.1	952.9

Reconciliation to operating income:
Operating Income	$247.5	$211.6	$438.1	$392.3
Cost of products sold—restructuring and merger and integration	2.5	12.7	6.4	23.1
Other restructuring and merger and integration costs	11.5	17.2	28.7	31.8
Other special project costs	—	—	6.7	—

Operating income excluding special project costs	$261.5	$241.6	$479.8	$447.3

Reconciliation to net income:
Net Income	$148.8	$127.2	$259.7	$238.8
Income taxes	75.4	66.0	131.8	121.3
Cost of products sold—restructuring and merger and integration	2.5	12.7	6.4	23.1
Other restructuring and merger and integration costs	11.5	17.2	28.7	31.8
Other special project costs	—	—	6.7	—

Income before income taxes, excluding special project costs	238.1	223.1	433.2	415.0
Income taxes, as adjusted	80.0	76.2	145.8	139.8

Net income excluding special project costs	$158.1	$147.0	$287.4	$275.2

Weighted-average shares—assuming dilution	109,251,455	113,944,705	109,824,632	114,139,945
Net income per common share excluding special project costs—assuming dilution	$1.45	$1.29	$2.62	$2.41

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

The following table summarizes the Company’s contractual obligations at October 31, 2012.

(Dollars in millions)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$2,069.2	$50.0	$150.0	$136.5	$1,732.7
Interest payments	700.8	48.8	183.7	169.0	299.3
Operating lease obligations	76.9	11.0	33.9	21.2	10.8
Purchase obligations	1,153.1	832.1	321.0	—	—
Other noncurrent liabilities	285.8	—	4.7	—	281.1

Total	$4,285.8	$941.9	$693.3	$326.7	$2,323.9

Purchase obligations in the above table include agreements to purchase goods or services that are enforceable and legally binding on the Company. Included in this category are certain obligations related to normal, ongoing purchase obligations in which the Company has guaranteed payment to ensure availability of raw materials, including certain commodities and packaging supplies. The Company expects to receive consideration for these purchase obligations in the form of materials. The purchase obligations in the above table do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The table excludes the liability for unrecognized tax benefits and tax-related net interest and penalties of approximately $28.1 million under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, since the Company is unable to reasonably estimate the timing of possible cash settlements with the respective taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at October 31, 2012, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated due to fixed-rate maturities.

The Company utilizes derivative instruments to manage changes in the fair value of its debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no impact to earnings. There were no interest rate swaps outstanding at October 31, 2012 and April 30, 2012.

Based on the Company’s overall interest rate exposure as of and during the six-month period ended October 31, 2012, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. In measuring interest rate risk by the amount of net change in fair value of the Company’s liabilities, a hypothetical one percent decrease in interest rates at October 31, 2012, would increase the fair value of the Company’s long-term debt by approximately $110.6 million.

Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2012, are not expected to result in a significant impact on future earnings or cash flows.

The Company utilizes foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive loss. These gains or losses are reclassified to earnings in the period the contract is executed. Based on the Company's hedged foreign currency positions as of October 31, 2012, a hypothetical 10 percent change in exchange rates would not result in a material loss of fair value.

Revenues from customers outside the U.S. represented approximately nine percent of net sales during the six-month period ended October 31, 2012. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.

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

(Dollars in millions)	October 31, 2012	April 30, 2012
Raw material commodities:
High	$35.2	$28.0
Low	8.8	6.4
Average	22.8	14.6

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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	volatility of commodity markets from which raw materials, particularly green coffee beans, wheat, soybean oil, milk, peanuts, corn, and sugar, are procured and the related impact on costs;

•	risks associated with derivative and purchasing strategies employed by the Company to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact the Company’s liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the ability to successfully implement and realize the full benefit of price changes that are intended to fully recover cost and the competitive, retailer, and consumer response;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in the Company’s businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the ability of the Company to successfully integrate acquired and merged businesses in a timely and cost effective manner;

•	the successful completion of the Company’s restructuring programs and the ability to realize anticipated savings and other potential benefits within the time frames currently contemplated;

•	the impact of food security concerns involving either the Company’s or its competitors’ products;

•	the impact of accidents and natural disasters, including crop failures and storm damage;

•	the concentration of certain of the Company’s businesses with key customers and suppliers including single-source suppliers of certain raw materials, such as packaging for its most popular Folgers coffee products, and finished goods, such as K-cups, and the ability to manage and maintain key relationships;

•	the loss of significant customers, a substantial reduction in orders from these customers, or the bankruptcy of any such customer;

•	changes in consumer coffee preferences and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	a change in outlook or downgrade in the Company’s public credit rating by a rating agency;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•	risks related to other factors described under “Risk Factors” in other reports and statements filed by the Company with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.

Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2012 - August 31, 2012	991,000	$84.93	991,000	2,953,300
September 1, 2012 - September 30, 2012	1,010,834	85.92	1,009,000	1,944,300
October 1, 2012 - October 31, 2012	—	—	—	1,944,300

Total	2,001,834	$85.43	2,000,000	1,944,300

Information set forth in the table above represents activity in the Company’s second fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(c)	From August 29, 2012 until September 19, 2012, the Company repurchased 2,000,000 common shares.

(d)	On August 23, 2012, the Company entered into a Rule 10b5-1 trading plan to facilitate the potential repurchase of up to 2,000,000 of the 3,944,300 common shares remaining available for purchase under its Board of Directors’ January 2012 share repurchase authorization. As of October 31, 2012, the Company has repurchased all 2,000,000 shares completing its Rule 10b5-1 trading plan and leaving 1,944,300 shares available for future repurchase.

Item 6. Exhibits.

See the Index of Exhibits that appears on Page No. 41 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 4, 2012	THE J. M. SMUCKER COMPANY

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