Form 10-Q
period 2013-01-31
SMUCKER J M CO
filed 2013-03-01
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

The Company had 107,257,848 common shares outstanding on February 28, 2013.

The Exhibit Index is located at Page No. 42.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net sales	$1,559,558	$1,467,641	$4,558,007	$4,170,429
Cost of products sold	1,022,163	988,825	3,002,506	2,738,715
Cost of products sold—restructuring and merger and integration	1,166	13,131	7,588	36,276

Gross Profit	536,229	465,685	1,547,913	1,395,438
Selling, distribution, and administrative expenses	251,016	225,016	740,419	678,170
Amortization	24,200	22,031	72,594	62,825
Other restructuring and merger and integration costs	6,870	19,422	35,522	51,231
Other special project costs	—	—	6,669	—
Loss on divestiture	—	—	—	11,287
Other operating income—net	(4,164)	(1,150)	(3,665)	(758)

Operating Income	258,307	200,366	696,374	592,683
Interest income	466	464	1,122	1,090
Interest expense	(24,226)	(23,599)	(72,374)	(58,469)
Other (expense) income—net	(553)	4	355	1,958

Income Before Income Taxes	233,994	177,235	625,477	537,262
Income taxes	79,826	60,391	211,599	181,648

Net Income	$154,168	$116,844	$413,878	$355,614

Earnings per common share:
Net Income	$1.42	$1.03	$3.78	$3.12

Net Income—Assuming Dilution	$1.42	$1.03	$3.78	$3.12

Dividends declared per common share	$0.52	$0.48	$1.56	$1.44

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net Income	$154,168	$116,844	$413,878	$355,614
Other comprehensive income (loss):
Foreign currency translation adjustments	1,072	(459)	(2,516)	(18,672)
Cash flow hedging derivative activity, net of tax	2,628	634	5,129	(13,464)
Pension and other postretirement benefit plans activity, net of tax	1,910	(4,008)	6,144	(4,008)
Available-for-sale securities activity, net of tax	(256)	958	375	(211)

Total other comprehensive income (loss)	5,354	(2,875)	9,132	(36,355)

Comprehensive Income	$159,522	$113,969	$423,010	$319,259

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2013	April 30, 2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$438,814	$229,708
Trade receivables, less allowance for doubtful accounts	360,205	347,518
Inventories:
Finished products	575,850	643,517
Raw materials	302,306	318,059

	878,156	961,576
Other current assets	68,770	104,663

Total Current Assets	1,745,945	1,643,465
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements	96,020	89,599
Buildings and fixtures	490,283	460,242
Machinery and equipment	1,227,999	1,160,307
Construction in progress	121,327	142,983

	1,935,629	1,853,131
Accumulated depreciation	(814,014)	(757,042)

Total Property, Plant, and Equipment	1,121,615	1,096,089
OTHER NONCURRENT ASSETS
Goodwill	3,053,746	3,054,618
Other intangible assets—net	3,114,024	3,187,007
Other noncurrent assets	149,124	134,047

Total Other Noncurrent Assets	6,316,894	6,375,672

	$9,184,454	$9,115,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$251,584	$274,725
Accrued trade marketing and merchandising	89,829	62,111
Current portion of long-term debt	50,000	50,000
Other current liabilities	202,050	230,136

Total Current Liabilities	593,463	616,972
NONCURRENT LIABILITIES
Long-term debt	2,018,508	2,020,543
Deferred income taxes	999,324	992,692
Other noncurrent liabilities	312,923	321,633

Total Noncurrent Liabilities	3,330,755	3,334,868
SHAREHOLDERS’ EQUITY
Common shares	27,121	27,571
Additional capital	4,198,713	4,261,171
Retained income	1,111,042	961,207
Amount due from ESOP Trust	(1,781)	(2,572)
Accumulated other comprehensive loss	(74,859)	(83,991)

Total Shareholders’ Equity	5,260,236	5,163,386

	$9,184,454	$9,115,226

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2013	2012
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$413,878	$355,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,800	83,756
Depreciation—restructuring and merger and integration	7,242	31,749
Amortization	72,594	62,825
Share-based compensation expense	15,821	16,524
Other restructuring activities	(693)	6,942
Loss on sale of assets—net	3,363	3,108
Loss on divestiture	—	11,287
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(12,988)	(8,434)
Inventories	82,906	(78,362)
Accounts payable and accrued items	2,017	(653)
Proceeds from settlement of interest rate swaps—net	—	17,718
Defined benefit pension contributions	(30,535)	(6,997)
Accrued and prepaid taxes	(6,783)	(30,116)
Other—net	29,017	4,278

Net Cash Provided by Operating Activities	683,639	469,239
INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	—	(742,355)
Additions to property, plant, and equipment	(146,539)	(196,891)
Proceeds from divestiture	—	9,268
Sales and maturities of marketable securities	—	18,600
Proceeds from disposal of property, plant, and equipment	3,115	2,784
Other—net	17,197	(1,021)

Net Cash Used for Investing Activities	(126,227)	(909,615)
FINANCING ACTIVITIES
Proceeds from long-term debt—net	—	748,560
Quarterly dividends paid	(166,475)	(159,389)
Purchase of treasury shares	(175,490)	(90,522)
Proceeds from stock option exercises	1,881	1,719
Other—net	(7,117)	(2,915)

Net Cash (Used for) Provided by Financing Activities	(347,201)	497,453
Effect of exchange rate changes on cash	(1,105)	(6,494)

Net increase in cash and cash equivalents	209,106	50,583
Cash and cash equivalents at beginning of period	229,708	319,845

Cash and Cash Equivalents at End of Period	$438,814	$370,428

( )	Denotes use of cash

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

Operating results for the nine-month period ended January 31, 2013, are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. For further information, reference is made to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

Note 2: Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which eliminated the option to present the components of other comprehensive income as part of the statement of shareholders’ equity and required the presentation of net income and other comprehensive income to be in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the components that are recognized in net income or other comprehensive income. ASU 2011-05 was effective May 1, 2012, for the Company and the Company elected to present net income and other comprehensive income in two separate but consecutive statements. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. ASU 2013-02 will be effective May 1, 2013, for the Company and will be applied prospectively. The Company anticipates the adoption of ASU 2013-02 will not impact the financial statements, but will expand the disclosures related to amounts reclassified out of accumulated other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires the disclosure of both gross and net information about financial instruments and transactions eligible for offset in the consolidated balance sheet. In January 2013, the FASB issued ASU 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, which limits the scope of ASU 2011-11 to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. ASU 2011-11, as clarified by ASU 2013-01, will be effective May 1, 2013, for the Company and will require retrospective application. The Company anticipates the adoption of 2011-11, as clarified by ASU 2013-01, will not impact the financial statements, but may expand the disclosures related to financial instruments.

The FASB issued ASU 2011-08, Testing Goodwill for Impairment, and ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, in September 2011 and July 2012, respectively. ASU 2011-08 and ASU 2012-02 simplify the guidance for testing impairment of goodwill and indefinite-lived intangible assets by allowing the Company the option to perform a qualitative test to assess the likelihood that the estimated fair value is less than the carrying amount. ASU 2011-08 will be effective for the Company’s February 1, 2013 annual impairment test. ASU 2012-02 will be effective for the Company’s February 1, 2014 annual impairment test, but early adoption is permitted. The adoption of ASU 2011-08 and ASU 2012-02 will not change the process for the February 1, 2013 impairment test and will not impact the financial statements or related disclosures.

Note 3: Acquisitions

On January 3, 2012, the Company completed the acquisition of a majority of the North American foodservice coffee and hot beverage business of Sara Lee Corporation (“Sara Lee foodservice business”), including a liquid coffee manufacturing facility in Suffolk, Virginia, for $420.6 million in an all-cash transaction. Utilizing proceeds from the 3.50 percent Notes issued in October 2011, the Company paid Sara Lee Corporation, recently renamed The Hillshire Brands Company, $375.6 million, net of a working capital adjustment, and will pay an additional $50.0 million in declining installments over the next 10 years to a subsidiary of D.E Master Blenders 1753 N.V., an independent public company recently separated from The Hillshire Brands Company. The additional $50.0 million obligation was included in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet and recorded at a present value of $45.0 million as of the date of acquisition. During the nine months ended January 31, 2013, $10.0 million was paid and included in other – net financing on the Condensed Statement of Consolidated Cash Flows.

Total one-time costs related to the acquisition are estimated to be approximately $28.0 million, consisting primarily of transition services provided by Sara Lee Corporation and employee separation and relocation costs, nearly all of which are cash related. The Company has incurred one-time costs of $24.2 million through January 31, 2013, directly related to the merger and integration of the acquired business, and the charges were reported in other restructuring and merger and integration costs in the Condensed Statements of Consolidated Income. The Company expects the remainder of the costs to be incurred through fiscal 2014.

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

During the second quarter of 2013, the Company announced its plan to exit the private label roast and ground coffee portion of the acquired Sara Lee foodservice business representing approximately $75.0 to $100.0 million in annual net sales. While the Company anticipates a future reduction in net sales, the exit is expected to have a favorable impact on profit margins within the International, Foodservice, and Natural Foods segment. One-time costs associated with the exit are not expected to be significant and primarily include employee separation costs. Although the exit began in the third quarter, it is not expected to have a material impact on 2013 results. The Company expects to complete the exit during fiscal 2014. The net sales reduction in fiscal 2014 is expected to be approximately $50.0 million as exits will occur throughout the first half of the fiscal year.

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

Of the total goodwill assigned to the International, Foodservice, and Natural Foods segment, $136.0 million is deductible for tax purposes.

The purchase price allocated to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives:
Customer relationships (10-year useful life)	$92,000
Technology (10-year useful life)	23,800
Trademarks (6-year weighted-average useful life)	23,100

Total intangible assets	$138,900

On May 16, 2011, the Company completed the acquisition of the coffee brands and business operations of Rowland Coffee Roasters, Inc. (“Rowland Coffee”), a privately-held company headquartered in Miami, Florida, for $362.8 million. The acquisition included a manufacturing, distribution, and office facility in Miami. The Company utilized cash on hand and borrowed $180.0 million under its revolving credit facility to fund the transaction. In addition, the Company has incurred one-time costs of $12.3 million through January 31, 2013, directly related to the merger and integration of Rowland Coffee, which includes approximately $5.7 million in noncash expense items that were reported in cost of products sold – restructuring and merger and integration. The remaining charges were reported in other restructuring and merger and integration costs in the Condensed Statements of Consolidated Income. Total one-time costs related to the acquisition are estimated to be approximately $25.0 million, including approximately $10.0 million of noncash charges, primarily accelerated depreciation, associated with consolidating coffee production currently in Miami into the Company’s existing facilities in New Orleans, Louisiana. The Company expects these costs to be incurred through fiscal 2015.

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

Goodwill of $84.8 million and $6.9 million was assigned to the U.S. Retail Coffee and the International, Foodservice, and Natural Foods segments, respectively. Of the total goodwill, $84.0 million is deductible for tax purposes.

The purchase price allocated to the identifiable intangible assets acquired is as follows:

Intangible assets with finite lives:
Customer relationships (19-year weighted-average useful life)	$147,800
Trademark (10-year useful life)	1,600
Intangible assets with indefinite lives:
Trademarks	64,100

Total intangible assets	$213,500

If the Sara Lee foodservice business and Rowland Coffee acquisitions had occurred on May 1, 2011, pro forma consolidated net sales would have been approximately $4.4 billion for the nine months ended January 31, 2012, and the contribution of the acquired businesses would not have had a material impact to reported consolidated earnings for the nine months ended January 31, 2012. The pro forma consolidated results do not give effect to the synergies of the acquisitions and are not indicative of operations in current or future periods.

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

The initial investment in Seamild was recorded at cost and is included in other noncurrent assets in the Consolidated Balance Sheets. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets. Under the equity method of accounting, the investment is adjusted for the Company’s proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The investment did not have a material impact on the International, Foodservice, and Natural Foods segment or the Company’s consolidated financial statements for the three or nine months ended January 31, 2013.

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

Upon completion, the restructuring plan will result in a reduction of approximately 850 full-time positions. As of January 31, 2013, approximately 80 percent of the 850 full-time positions have been reduced and the Sherman, Texas; Dunnville, Ontario; Delhi Township, Ontario; and Kansas City, Missouri facilities have been closed. The Ste. Marie, Quebec facility is anticipated to close in the next fiscal year.

The Company expects to incur restructuring costs of approximately $245.0 million, of which $218.9 million has been incurred through January 31, 2013.

The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

	Long-Lived Asset Charges	Employee Separation	Site Preparation and Equipment Relocation	Production Start-up	Other Costs	Total
Total expected restructuring charge	$105,000	$66,000	$35,000	$29,000	$10,000	$245,000

Balance at May 1, 2011	$—	$10,198	$—	$—	$—	$10,198
Charge to expense	34,195	20,364	12,963	10,689	2,930	81,141
Cash payments	—	(13,754)	(12,963)	(10,689)	(2,930)	(40,336)
Noncash utilization	(34,195)	(8,030)	—	—	—	(42,225)

Balance at April 30, 2012	$—	$8,778	$—	$—	$—	$8,778
Charge to expense—net	5,370	3,742	10,609	8,292	2,121	30,134
Cash payments	—	(4,111)	(10,609)	(8,292)	(2,121)	(25,133)
Noncash utilization	(5,370)	(6)	—	—	—	(5,376)

Balance at January 31, 2013	$—	$8,403	$—	$—	$—	$8,403

Remaining expected restructuring charge	$7,996	$4,745	$4,829	$4,809	$3,678	$26,057

During the three and nine months ended January 31, 2013, total restructuring charges of $5.4 million and $30.1 million, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $0.8 million and $6.4 million were reported in cost of products sold – restructuring and merger and integration in the three and nine months ended January 31, 2013, respectively, while the remaining charges were reported in other restructuring and merger and integration costs. During the three and nine months ended January 31, 2012, total restructuring charges of $25.6 million and $67.3 million, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $12.0 million and $33.5 million were reported in cost of products sold – restructuring and merger and integration in the three and nine months ended January 31, 2012, respectively, while the remaining charges were reported in other restructuring and merger and integration costs. The restructuring costs classified as cost of products sold primarily include long-lived asset charges for accelerated depreciation related to property, plant, and equipment that had been used at the affected production facilities until they were closed or sold.

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

Subsequent to January 31, 2013, the Company announced its plan to expand capacity in order to support the Company’s growth expectations for its peanut and other nut butter businesses. Production expansion will include converting the Memphis, Tennessee fruit spreads facility into a peanut butter plant. The Memphis facility was originally scheduled to close as part of the previously announced fruit spreads restructuring plan.

Upon conversion of the Memphis facility, the Company intends to relocate its natural peanut butter production, currently produced at its New Bethlehem, Pennsylvania facility, to the Memphis facility. The New Bethlehem facility will then be converted to produce specialty nut butters, which are currently produced by third-party manufacturers. The Company expects to incur additional restructuring costs of approximately $10.0 million, increasing the total estimated restructuring costs to approximately $255.0 million. These additional costs are anticipated to be recognized through fiscal 2015 and primarily consist of site preparation and equipment relocation and production start-up costs. These changes to the restructuring program will not result in an additional reduction in the total number of full-time employees.

Note 6: Share-Based Payments

The Company provides for equity-based incentives to be awarded to key employees and non-employee directors. These incentives are administered primarily through the Company’s 2010 Equity and Incentive Compensation Plan, and currently consist of restricted shares, restricted stock units (which may also be referred to as deferred stock units), performance units, and stock options.

The following table summarizes amounts related to share-based payments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Share-based compensation expense included in selling, distribution, and administrative expenses	$5,131	$3,576	$15,256	$14,320
Share-based compensation expense included in other restructuring and merger and integration costs	185	415	571	2,290

Total share-based compensation expense	$5,316	$3,991	$15,827	$16,610

Related income tax benefit	$1,816	$1,366	$5,354	$5,616

As of January 31, 2013, total compensation cost related to nonvested share-based awards not yet recognized was approximately $35.8 million. The weighted-average period over which this amount is expected to be recognized is 3.0 years.

Note 7: Common Shares

The following table sets forth common share information.

	January 31, 2013	April 30, 2012
Common shares authorized	150,000,000	150,000,000
Common shares outstanding	108,482,773	110,284,715
Treasury shares	20,122,392	18,320,450

Subsequent to January 31, 2013, the Company repurchased 1,226,028 common shares for approximately $113.3 million, resulting in 5,718,272 common shares remaining available for repurchase under the Board of Directors’ authorizations as of February 28, 2013.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Net sales:
U.S. Retail Coffee	$627,717	$637,886	$1,770,980	$1,755,518
U.S. Retail Consumer Foods	581,278	556,549	1,729,030	1,631,241
International, Foodservice, and Natural Foods	350,563	273,206	1,057,997	783,670

Total net sales	$1,559,558	$1,467,641	$4,558,007	$4,170,429

Segment profit:
U.S. Retail Coffee	$175,178	$138,346	$459,777	$418,015
U.S. Retail Consumer Foods	106,161	106,645	325,122	301,619
International, Foodservice, and Natural Foods	49,870	39,029	148,736	116,565

Total segment profit	$331,209	$284,020	$933,635	$836,199

Interest income	466	464	1,122	1,090
Interest expense	(24,226)	(23,599)	(72,374)	(58,469)
Share-based compensation expense	(5,131)	(3,576)	(15,256)	(14,320)
Cost of products sold—restructuring and merger and integration	(1,166)	(13,131)	(7,588)	(36,276)
Other restructuring and merger and integration costs	(6,870)	(19,422)	(35,522)	(51,231)
Other special project costs	—	—	(6,669)	—
Corporate administrative expenses	(59,735)	(47,525)	(172,226)	(141,689)
Other (expense) income—net	(553)	4	355	1,958

Income before income taxes	$233,994	$177,235	$625,477	$537,262

Note 9: Debt and Financing Arrangements

Long-term debt consists of the following:

	January 31, 2013	April 30, 2012
4.78% Senior Notes due June 1, 2014	$100,000	$100,000
6.12% Senior Notes due November 1, 2015	24,000	24,000
6.63% Senior Notes due November 1, 2018	395,762	397,906
3.50% Notes due October 15, 2021	748,746	748,637
5.55% Senior Notes due April 1, 2022	400,000	400,000
4.50% Senior Notes due June 1, 2025	400,000	400,000

Total long-term debt	$2,068,508	$2,070,543
Current portion of long-term debt	50,000	50,000

Total long-term debt, less current portion	$2,018,508	$2,020,543

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

The Company has available a $1.0 billion revolving credit facility with a group of nine banks that matures in July 2016. The Company did not have a balance outstanding under the revolving credit facility at January 31, 2013.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Computation of net income per common share:
Net income	$154,168	$116,844	$413,878	$355,614
Net income allocated to participating securities	1,341	974	3,594	3,394

Net income allocated to common stockholders	$152,827	$115,870	$410,284	$352,220

Weighted-average common shares outstanding	107,528,722	112,493,822	108,405,604	112,783,014

Net income per common share	$1.42	$1.03	$3.78	$3.12

Computation of net income per common share—assuming dilution:
Net income	$154,168	$116,844	$413,878	$355,614
Net income allocated to participating securities	1,341	973	3,593	3,394

Net income allocated to common stockholders	$152,827	$115,871	$410,285	$352,220

Weighted-average common shares outstanding	107,528,722	112,493,822	108,405,604	112,783,014
Dilutive effect of stock options	19,655	49,125	25,263	52,811

Weighted-average common shares outstanding—assuming dilution	107,548,377	112,542,947	108,430,867	112,835,825

Net income per common share—assuming dilution	$1.42	$1.03	$3.78	$3.12

The following table reconciles the weighted-average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Weighted-average common shares outstanding	107,528,722	112,493,822	108,405,604	112,783,014
Weighted-average participating shares outstanding	943,545	945,330	949,527	1,086,897

Total weighted-average shares outstanding	108,472,267	113,439,152	109,355,131	113,869,911
Dilutive effect of stock options	19,655	49,125	25,263	52,811

Total weighted-average shares outstanding—assuming dilution	108,491,922	113,488,277	109,380,394	113,922,722

Note 11: Pensions and Other Postretirement Benefits

The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$2,211	$2,003	$616	$586
Interest cost	5,975	6,523	774	762
Expected return on plan assets	(6,321)	(6,672)	—	—
Recognized net actuarial loss (gain)	3,280	2,151	—	(10)
Termination benefit cost	—	1,838	—	2,030
Curtailment loss (gain)	—	1,124	—	(115)
Other	253	271	(106)	(106)

Net periodic benefit cost	$5,398	$7,238	$1,284	$3,147

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$6,829	$6,041	$1,848	$1,656
Interest cost	18,000	19,646	2,320	2,314
Expected return on plan assets	(18,970)	(20,271)	—	—
Recognized net actuarial loss (gain)	9,917	7,424	—	(33)
Termination benefit cost	—	1,838	—	2,030
Curtailment loss (gain)	—	1,124	—	(115)
Settlement loss	6,669	—	—	—
Other	759	856	(318)	(319)

Net periodic benefit cost	$23,204	$16,658	$3,850	$5,533

Upon completion of the restructuring plan discussed in Note 5: Restructuring, approximately 850 full-time positions will be reduced. The Company has included the estimated impact of the planned reductions in measuring the net periodic benefit cost of the defined benefit pension and other postretirement benefit plans for the three and nine months ended January 31, 2013 and 2012. During the nine months ended January 31, 2013, the Company paid a portion of its terminated pension participants lump-sum cash settlements in order to reduce the Company’s future pension obligation and administrative costs. The charges related to the lump-sum cash settlements are included above in settlement loss and were reported in other special project costs in the Condensed Statement of Consolidated Income during the nine months ended January 31, 2013.

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

Interest Rate Hedging: The Company utilizes derivative instruments to manage changes in the fair value of its debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no impact to earnings. There were no interest rate swaps outstanding at January 31, 2013 and April 30, 2012.

The following table sets forth the fair value of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2013		April 30, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity contracts	$1,184	$923	$6,569	$19,510

Derivatives not designated as hedging instruments:
Commodity contracts	$9,157	$3,364	$3,166	$3,631
Foreign currency exchange contracts	1,119	107	436	982

Total derivatives not designated as hedging instruments	$10,276	$3,471	$3,602	$4,613

Total derivatives instruments	$11,460	$4,394	$10,171	$24,123

The Company has elected to not offset fair value amounts recognized for commodity derivative instruments and its cash margin accounts executed with the same counterparty. The Company maintained cash margin accounts of $5.9 million and $32.5 million at January 31, 2013 and April 30, 2012, respectively, that are included in other current assets in the Condensed Consolidated Balance Sheets.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Losses recognized in other comprehensive income (loss) (effective portion)	$(7,959)	$(681)	$(23,304)	$(10,941)
(Losses) gains reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	(11,953)	(1,546)	(30,959)	4,146

Change in accumulated other comprehensive loss	$3,994	$865	$7,655	$(15,087)

(Losses) gains recognized in cost of products sold (ineffective portion)	$(386)	$15	$(604)	$(498)

Included as a component of accumulated other comprehensive loss at January 31, 2013 and April 30, 2012, were deferred pre-tax losses of $16.6 million and $24.3 million, respectively, related to commodity contracts. The related tax impact recognized in accumulated other comprehensive loss was a benefit of $6.0 million and $8.8 million at January 31, 2013 and April 30, 2012, respectively. The entire amount of the deferred loss included in accumulated other comprehensive loss at January 31, 2013, is expected to be recognized in earnings within one year as the related commodities are sold.

The following table presents information on the pre-tax losses recognized on the interest rate swap designated as a cash flow hedge.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Losses recognized in other comprehensive income (loss) (effective portion)	$—	$—	$—	$(6,192)
Losses reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(134)	(130)	$(398)	(148)

Change in accumulated other comprehensive loss	$134	$130	$398	$(6,044)

Losses recognized in interest expense (ineffective portion)	$—	$—	$—	$(19)

Included as a component of accumulated other comprehensive loss at January 31, 2013 and April 30, 2012, were deferred pre-tax losses of $5.5 million and $5.9 million, respectively, related to the interest rate swap which was terminated in October 2011. The related tax benefit recognized in accumulated other comprehensive loss was $2.0 million and $2.1 million at January 31, 2013 and April 30, 2012, respectively. Approximately $0.5 million of the loss will be recognized over the next 12 months.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Unrealized (losses) gains on commodity contracts	$(409)	$2,647	$7,979	$(3,829)
Unrealized (losses) gains on foreign currency exchange contracts	(49)	(554)	942	(127)

Total unrealized (losses) gains recognized in cost of products sold	$(458)	$2,093	$8,921	$(3,956)

Realized gains (losses) on commodity contracts	$111	$(1,639)	$(463)	$20,641
Realized gains (losses) on foreign currency exchange contracts	120	671	(84)	1,899

Total realized gains (losses) recognized in cost of products sold	$231	$(968)	$(547)	$22,540

Total (losses) gains recognized in cost of products sold	$(227)	$1,125	$8,374	$18,584

The following table presents the gross contract notional value of outstanding derivative contracts.

	January 31, 2013	April 30, 2012
Commodity contracts	$433,432	$983,381
Foreign currency exchange contracts	68,344	94,424

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

	January 31, 2013		April 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$46,259	$46,259	$36,173	$36,173
Derivative financial instruments—net	7,066	7,066	(13,952)	(13,952)
Long-term debt	(2,068,508)	(2,423,370)	(2,070,543)	(2,443,514)

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

The following tables summarize the fair values and the levels within the fair value hierarchy in which the fair value measurements fall for the Company’s financial instruments.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	January 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Other investments: (A)
Equity mutual funds	$19,212	$—	$—	$19,212
Municipal obligations	—	26,549	—	26,549
Other investments	498	—	—	498
Derivatives: (B)
Commodity contracts—net	5,868	186	—	6,054
Foreign currency exchange contracts—net	107	905	—	1,012
Long-term debt (C)	(794,049)	(1,629,321)	—	(2,423,370)

Total financial instruments measured at fair value	$(768,364)	$(1,601,681)	$—	$(2,370,045)

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	April 30,
	(Level 1)	(Level 2)	(Level 3)	2012
Other investments: (A)
Equity mutual funds	$14,649	$—	$—	$14,649
Municipal obligations	—	20,392	—	20,392
Other investments	1,132	—	—	1,132
Derivatives: (B)
Commodity contracts—net	(12,788)	(618)	—	(13,406)
Foreign currency exchange contracts—net	(1)	(545)	—	(546)
Long-term debt (C)	(777,023)	(1,666,491)	—	(2,443,514)

Total financial instruments measured at fair value	$(774,031)	$(1,647,262)	$—	$(2,421,293)

(A)	The Company’s other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets and municipal obligations valued by a third party using valuation techniques which utilize inputs that are derived principally from or corroborated by observable market data. As of January 31, 2013, the Company’s municipal obligations are scheduled to mature as follows: $1.1 million in 2013, $0.7 million in 2014, $2.7 million in 2015, $0.5 million in 2016, and $21.5 million in 2017 and beyond.
(B)	The Company’s Level 1 derivatives are valued using quoted market prices for identical instruments in active markets. The Level 2 derivatives are valued using quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. For additional information, see Note 13: Derivative Financial Instruments.
(C)	The Company’s long-term debt is comprised of public Notes classified as Level 1 and private Senior Notes classified as Level 2. The public Notes are traded in an active secondary market and valued using quoted prices. The value of the private Senior Notes is based on the net present value of each interest and principal payment, calculated utilizing an interest rate derived from a market yield curve. For additional information, see Note 9: Debt and Financing Arrangements.

Note 15: Income Taxes

During the three months ended January 31, 2013 and 2012, the Company’s effective tax rate was 34.1 percent. During the nine months ended January 31, 2013 and 2012, the Company’s effective tax rate was 33.8 percent. The effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction partially offset by state income taxes.

Within the next twelve months, it is reasonably possible that the Company could decrease its unrecognized tax benefits by an additional $3.1 million, primarily as a result of expiring statute of limitations periods.

Note 16: Guarantor and Non-Guarantor Financial Information

In October 2011, the Company filed a registration statement on Form S-3 registering certain securities described therein, including debt securities which are guaranteed by certain of the Company’s subsidiaries. The Company issued $750.0 million of 3.50 percent Notes pursuant to the registration statement that are fully and unconditionally guaranteed, on a joint and several basis, by the following 100 percent wholly-owned subsidiaries of the Company: J.M. Smucker LLC and The Folgers Coffee Company (the “subsidiary guarantors”). A subsidiary guarantor will be released from its obligations under the indenture governing the notes (a) if the Company exercises its legal defeasance option or its covenant defeasance option or if its obligations under the indenture are discharged in accordance with the terms of the indenture or (b) upon delivery of an officer’s certificate to the trustee that the subsidiary guarantor does not guarantee the Company’s obligations under any of the Company’s other primary senior indebtedness and that any other guarantees of such primary senior indebtedness of the subsidiary guarantor have been released other than through discharges as a result of payment by such guarantor on such guarantees.

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

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three Months Ended January 31, 2013
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,144,268	$326,125	$1,465,800	$(1,376,635)	$1,559,558
Cost of products sold	994,229	300,108	1,099,700	(1,370,708)	1,023,329

Gross Profit	150,039	26,017	366,100	(5,927)	536,229
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	41,708	10,396	205,782	—	257,886
Amortization	1,195	—	23,005	—	24,200
Other operating income—net	(2,464)	(793)	(907)	—	(4,164)

Operating Income	109,600	16,414	138,220	(5,927)	258,307
Interest (expense) income—net	(24,115)	299	56	—	(23,760)
Other (expense) income—net	(10,124)	324	9,247	—	(553)
Equity in net earnings of subsidiaries	103,357	41,944	16,735	(162,036)	—

Income Before Income Taxes	178,718	58,981	164,258	(167,963)	233,994
Income taxes	24,550	102	55,174	—	79,826

Net Income	$154,168	$58,879	$109,084	$(167,963)	$154,168
Other comprehensive income, net of tax	5,354	3,735	3,793	(7,528)	5,354

Comprehensive Income	$159,522	$62,614	$112,877	$(175,491)	$159,522

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three Months Ended January 31, 2012
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,159,940	$396,539	$1,040,114	$(1,128,952)	$1,467,641
Cost of products sold	1,038,288	357,429	741,938	(1,135,699)	1,001,956

Gross Profit	121,652	39,110	298,176	6,747	465,685
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	60,727	19,867	163,844	—	244,438
Amortization	1,550	—	20,481	—	22,031
Loss on divestiture and other operating (income) expense—net	(627)	(717)	194	—	(1,150)

Operating Income	60,002	19,960	113,657	6,747	200,366
Interest (expense) income—net	(23,353)	721	(503)	—	(23,135)
Other (expense) income—net	(11)	96	(81)	—	4
Equity in net earnings of subsidiaries	95,637	55,084	20,048	(170,769)	—

Income Before Income Taxes	132,275	75,861	133,121	(164,022)	177,235
Income taxes	15,431	245	44,715	—	60,391

Net Income	$116,844	$75,616	$88,406	$(164,022)	$116,844
Other comprehensive (loss) income, net of tax	(2,875)	755	52	(807)	(2,875)

Comprehensive Income	$113,969	$76,371	$88,458	$(164,829)	$113,969

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Nine Months Ended January 31, 2013
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,331,257	$1,002,619	$4,312,763	$(4,088,632)	$4,558,007
Cost of products sold	2,931,429	921,062	3,238,047	(4,080,444)	3,010,094

Gross Profit	399,828	81,557	1,074,716	(8,188)	1,547,913
Selling, distribution, and administrative expenses, restructuring, merger and integration, and other special project costs	157,670	33,134	591,806	—	782,610
Amortization	7,064	—	65,530	—	72,594
Other operating (income) expense—net	(3,174)	(2,041)	1,550	—	(3,665)

Operating Income	238,268	50,464	415,830	(8,188)	696,374
Interest (expense) income—net	(72,046)	895	(101)	—	(71,252)
Other (expense) income—net	(624)	999	(20)	—	355
Equity in net earnings of subsidiaries	302,396	115,404	51,454	(469,254)	—

Income Before Income Taxes	467,994	167,762	467,163	(477,442)	625,477
Income taxes	54,116	304	157,179	—	211,599

Net Income	$413,878	$167,458	$309,984	$(477,442)	$413,878
Other comprehensive income, net of tax	9,132	5,338	3,395	(8,733)	9,132

Comprehensive Income	$423,010	$172,796	$313,379	$(486,175)	$423,010

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Nine Months Ended January 31, 2012
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,258,136	$1,179,939	$2,915,302	$(3,182,948)	$4,170,429
Cost of products sold	2,853,831	1,074,723	2,028,091	(3,181,654)	2,774,991

Gross Profit	404,305	105,216	887,211	(1,294)	1,395,438
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	183,782	46,291	499,328	—	729,401
Amortization	4,228	—	58,597	—	62,825
Loss on divestiture and other operating (income) expense—net	(711)	(469)	11,709	—	10,529

Operating Income	217,006	59,394	317,577	(1,294)	592,683
Interest (expense) income—net	(58,071)	2,671	(1,979)	—	(57,379)
Other income—net	678	330	950	—	1,958
Equity in net earnings of subsidiaries	250,596	164,707	59,715	(475,018)	—

Income Before Income Taxes	410,209	227,102	376,263	(476,312)	537,262
Income taxes	54,595	893	126,160	—	181,648

Net Income	$355,614	$226,209	$250,103	$(476,312)	$355,614
Other comprehensive loss, net of tax	(36,355)	(8,962)	(28,055)	37,017	(36,355)

Comprehensive Income	$319,259	$217,247	$222,048	$(439,295)	$319,259

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$294,693	$—	$144,121	$—	$438,814
Inventories	—	134,825	766,382	(23,051)	878,156
Other current assets	359,252	1,090	68,633	—	428,975

Total Current Assets	653,945	135,915	979,136	(23,051)	1,745,945
PROPERTY, PLANT, AND EQUIPMENT	229,287	425,303	467,025	—	1,121,615
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY	5,370,945	4,245,444	969,653	(10,586,042)	—
OTHER NONCURRENT ASSETS
Goodwill	1,081,988	—	1,971,758	—	3,053,746
Other intangible assets—net	511,056	—	2,602,968	—	3,114,024
Other noncurrent assets	68,366	14,923	65,835	—	149,124

Total Other Noncurrent Assets	1,661,410	14,923	4,640,561	—	6,316,894

	$7,915,587	$4,821,585	$7,056,375	$(10,609,093)	$9,184,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES	$312,261	$92,379	$188,823	$—	$593,463
NONCURRENT LIABILITIES
Long-term debt	2,018,508	—	—	—	2,018,508
Deferred income taxes	108,103	—	891,221	—	999,324
Other noncurrent liabilities	216,479	19,928	76,516	—	312,923

Total Noncurrent Liabilities	2,343,090	19,928	967,737	—	3,330,755
SHAREHOLDERS’ EQUITY	5,260,236	4,709,278	5,899,815	(10,609,093)	5,260,236

	$7,915,587	$4,821,585	$7,056,375	$(10,609,093)	$9,184,454

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2012
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,281	$—	$121,427	$—	$229,708
Inventories	—	161,411	815,030	(14,865)	961,576
Other current assets	334,220	3,499	114,462	—	452,181

Total Current Assets	442,501	164,910	1,050,919	(14,865)	1,643,465
PROPERTY, PLANT, AND EQUIPMENT	220,354	389,163	486,572	—	1,096,089
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY	5,684,496	4,241,145	702,550	(10,628,191)	—
OTHER NONCURRENT ASSETS
Goodwill	981,606	—	2,073,012	—	3,054,618
Other intangible assets—net	435,713	—	2,751,294	—	3,187,007
Other noncurrent assets	59,992	11,137	62,918	—	134,047

Total Other Noncurrent Assets	1,477,311	11,137	4,887,224	—	6,375,672

	$7,824,662	4,806,355	$7,127,265	$(10,643,056)	$9,115,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES	$323,608	$101,714	$191,650	$—	$616,972
NONCURRENT LIABILITIES
Long-term debt	2,020,543	—	—	—	2,020,543
Deferred income taxes	104,822	311	887,559	—	992,692
Other noncurrent liabilities	212,303	20,031	89,299	—	321,633

Total Noncurrent Liabilities	2,337,668	20,342	976,858	—	3,334,868
SHAREHOLDERS’ EQUITY	5,163,386	4,684,299	5,958,757	(10,643,056)	5,163,386

	$7,824,662	$4,806,355	$7,127,265	$(10,643,056)	$9,115,226

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended January 31, 2013
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$119,090	$103,388	$461,161	$—	$683,639
INVESTING ACTIVITIES
Additions to property, plant, and equipment	(24,941)	(70,704)	(50,894)	—	(146,539)
Proceeds from disposal of property, plant, and equipment	—	69	3,046	—	3,115
Other—net	(9,449)	3,911	22,735	—	17,197

Net Cash Used for Investing Activities	(34,390)	(66,724)	(25,113)	—	(126,227)
FINANCING ACTIVITIES
Quarterly dividends paid	(166,475)	—	—	—	(166,475)
Purchase of treasury shares	(175,490)	—	—	—	(175,490)
Proceeds from stock option exercises	1,881	—	—	—	1,881
Intercompany	438,913	(36,664)	(402,249)	—	—
Other—net	2,883	—	(10,000)	—	(7,117)

Net Cash Provided by (Used for) Financing Activities	101,712	(36,664)	(412,249)	—	(347,201)
Effect of exchange rate changes on cash	—	—	(1,105)	—	(1,105)

Net increase in cash and cash equivalents	186,412	—	22,694	—	209,106
Cash and cash equivalents at beginning of period	108,281	—	121,427	—	229,708

Cash and Cash Equivalents at End of Period	$294,693	$—	$144,121	$—	$438,814

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended January 31, 2012
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$79,972	$94,057	$295,210	$—	$469,239
INVESTING ACTIVITIES
Businesses acquired, net of cash acquired	—	—	(742,355)	—	(742,355)
Additions to property, plant, and equipment	(41,483)	(101,333)	(54,075)	—	(196,891)
Proceeds from divestiture	—	—	9,268	—	9,268
Sales and maturities of marketable securities	18,600	—	—	—	18,600
Proceeds from disposal of property, plant, and equipment	262	320	2,202	—	2,784
Other—net	—	—	(1,021)	—	(1,021)

Net Cash Used for Investing Activities	(22,621)	(101,013)	(785,981)	—	(909,615)
FINANCING ACTIVITIES
Proceeds from long-term debt—net	748,560	—	—	—	748,560
Quarterly dividends paid	(159,389)	—	—	—	(159,389)
Purchase of treasury shares	(90,522)	—	—	—	(90,522)
Proceeds from stock option exercises	1,719	—	—	—	1,719
Intercompany	(497,712)	6,956	490,756	—	—
Other—net	(2,915)	—	—	—	(2,915)

Net Cash (Used for) Provided by Financing Activities	(259)	6,956	490,756	—	497,453
Effect of exchange rate changes	—	—	(6,494)	—	(6,494)

Net increase (decrease) in cash and cash equivalents	57,092	—	(6,509)	—	50,583
Cash and cash equivalents at beginning of period	206,845	—	113,000	—	319,845

Cash and Cash Equivalents at End of Period	$263,937	$—	$106,491	$—	$370,428

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2013 and 2012. Results for the three and nine months ended January 31, 2013 and 2012, include the operations of the North American foodservice coffee and hot beverage business acquired from Sara Lee Corporation (“Sara Lee foodservice business”) since the completion of the acquisition on January 3, 2012.

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

Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(Dollars in millions, except per share data)
Net sales	$1,559.6	$1,467.6	$4,558.0	$4,170.4
Gross profit	$536.2	$465.7	$1,547.9	$1,395.4
% of net sales	34.4%	31.7%	34.0%	33.5%
Operating income	$258.3	$200.4	$696.4	$592.7
% of net sales	16.6%	13.7%	15.3%	14.2%
Net income:
Net income	$154.2	$116.8	$413.9	$355.6
Net income per common share—assuming dilution	$1.42	$1.03	$3.78	$3.12
Gross profit excluding special project costs (1)	$537.4	$478.8	$1,555.5	$1,431.7
% of net sales	34.5%	32.6%	34.1%	34.3%
Operating income excluding special project costs (1)	$266.3	$232.9	$746.2	$680.2
% of net sales	17.1%	15.9%	16.4%	16.3%
Net income excluding special project costs: (1)
Income	$159.4	$138.3	$446.8	$413.5
Income per common share—assuming dilution	$1.47	$1.22	$4.08	$3.63

(1)	Refer to “Non-GAAP Measures” located on page 32 for a reconciliation to the comparable GAAP financial measure.

Net sales in the third quarter and first nine months of 2013 increased six percent and nine percent, respectively, compared to 2012, due to the contribution from the acquired Sara Lee foodservice business and favorable sales mix. Operating income increased 29 percent and 17 percent in the third quarter and first nine months of 2013, respectively, compared to 2012. Excluding the impact of restructuring, merger and integration, and certain pension settlement costs (“special project costs”), operating income increased 14 percent and 10 percent in the third quarter and first nine months of 2013, respectively. Included in the first nine months of 2012 was a loss on divestiture of $11.3 million.

The Company’s net income per diluted share was $1.42 and $1.03 for the third quarters of 2013 and 2012, respectively, and $3.78 and $3.12 for the first nine months of 2013 and 2012, respectively, an increase of 38 percent for the quarter and 21 percent for the first nine months. The Company’s net income per diluted share excluding special project costs increased 20 percent in the third quarter of 2013 to $1.47, compared to $1.22 in the third quarter of 2012, and increased 12 percent for the first nine months of 2013 to $4.08, compared to $3.63 in 2012. In addition to gross profit improvements, net income per diluted share and net income per diluted share excluding special project costs for the third quarter and first nine months of 2013 benefited from a decrease in weighted-average shares outstanding as a result of the Company’s share repurchase activity over the past year.

Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2013	2012	Increase (Decrease)%		2013	2012	Increase (Decrease)%
	(Dollars in millions)
Net sales	$1,559.6	$1,467.6	$91.9	6%	$4,558.0	$4,170.4	$387.6	9%
Adjust for certain noncomparable items:
Acquisition	(59.7)	—	(59.7)	(4)	(237.1)	—	(237.1)	(6)
Divestiture	—	—	—	0	—	(8.0)	8.0	0
Foreign exchange	(3.4)	—	(3.4)	(0)	0.0	—	0.0	0

Net sales adjusted for the noncomparable impact of acquisition, divestiture, and foreign exchange	$1,496.5	$1,467.6	$28.9	2%	$4,320.9	$4,162.5	$158.4	4%

Amounts may not add due to rounding.

Net sales increased $91.9 million, or six percent, in the third quarter of 2013, compared to the third quarter of 2012, primarily due to the Sara Lee foodservice business acquisition and favorable sales mix. As a result of the acquisition in January 2012, an additional two months of net sales, totaling $59.7 million, were recognized in the third quarter of 2013. Favorable sales mix in the quarter was driven by the Company’s K-Cups and peanut butter products, which are higher priced per pound, compared to other products within the Company’s portfolio. Overall net price realization was lower primarily due to price declines on coffee taken earlier in the fiscal year. Volume gains realized in Jif peanut butter and Smucker’s fruit spreads were offset by decreases in the Pillsbury brand and the Canadian Robin Hood® and Five Roses® flour brands. Overall volume, based on weight and excluding the incremental impact of the acquisition, decreased one percent in the third quarter of 2013, compared to the third quarter of 2012.

Net sales for the first nine months were $4,558.0 million in 2013, and increased $387.6 million, or nine percent, compared to the first nine months of 2012, due primarily to the incremental impact of the acquired Sara Lee foodservice business and favorable sales mix. Overall net price realization was slightly higher for the first nine months of 2013, compared to 2012, as price increases taken on peanut butter during fiscal 2012 more than offset the impact of coffee price declines. Overall volume, based on weight and excluding acquisition, was flat for the first nine months of 2013, compared to 2012. Volume gains were realized in Jif peanut butter, Folgers coffee, and Robin Hood and Five Roses flour in Canada but were offset by volume declines in Pillsbury baking mixes and Bicks® pickles. Favorable sales mix for the first nine months was driven by volume growth in the Company’s coffee brands, including K-Cups.

Operating Income

The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Gross profit	34.4%	31.7%	34.0%	33.5%
Selling, distribution, and administrative expenses:
Marketing	4.8%	4.8%	5.1%	5.1%
Selling	3.3	3.2	3.3	3.2
Distribution	2.6	2.6	2.6	2.8
General and administrative	5.4	4.7	5.3	5.1

Total selling, distribution, and administrative expenses	16.1%	15.3%	16.2%	16.3%

Amortization	1.6	1.5	1.6	1.5
Other restructuring, merger and integration, and special project costs	0.4	1.3	0.9	1.2
Loss on divestiture	0.0	0.0	0.0	0.3
Other operating income—net	(0.3)	(0.1)	(0.1)	(0.0)

Operating income	16.6%	13.7%	15.3%	14.2%

Amounts may not add due to rounding.

Gross profit increased $70.5 million, or 15 percent, in the third quarter of 2013, compared to 2012, and gross margin increased from 31.7 percent to 34.4 percent over the same period. The increase in gross profit was due to favorable mix, lower commodity costs, the impact of an additional two months of the Sara Lee foodservice business, and a decrease in special project costs. Lower commodity costs were driven by green coffee offset somewhat by higher peanut costs. Excluding special project costs, gross profit increased $58.6 million, or 12 percent, and improved to 34.5 percent of net sales in the third quarter of 2013, compared to 32.6 percent in the third quarter of 2012.

Selling, distribution, and administrative (“SD&A”) expenses increased 12 percent in the third quarter of 2013, compared to the third quarter of 2012, and increased as a percentage of net sales from 15.3 percent to 16.1 percent. Marketing, selling, and distribution expenses increased six percent, 10 percent, and five percent, respectively, and were primarily driven by the acquired Sara Lee foodservice business. General and administrative expenses increased 21 percent due to increased incentive compensation and employee benefit costs.

Restructuring and merger and integration costs decreased $24.5 million in the third quarter of 2013, compared to the third quarter of 2012, due primarily to the closing of several facilities included in the Company’s restructuring plan during 2012.

Operating income increased $57.9 million, or 29 percent, in the third quarter of 2013, compared to 2012, and operating margin increased from 13.7 percent to 16.6 percent over the same period. Excluding the impact of special project costs in both periods, operating income increased $33.4 million, or 14 percent, and increased from 15.9 percent of net sales in 2012 to 17.1 percent in 2013.

Gross profit increased $152.5 million, or 11 percent, in the first nine months of 2013, compared to 2012, and gross margin increased from 33.5 percent to 34.0 percent over the same period. The increase in gross profit was primarily due to the acquired Sara Lee foodservice business, favorable mix, and a $12.9 million increase in the benefit of unrealized mark-to-market adjustments on derivative contracts, which increased to a gain of $8.9 million in the first nine months of 2013 from a loss of $4.0 million in the first nine months of 2012. Overall commodity costs were relatively flat for the first nine months of 2013, compared to 2012, as lower green coffee costs were offset by higher costs for peanuts. The impact of lower green coffee costs was mostly offset by lower net price realization as a result of a coffee price decline in May 2012. Price increases taken on peanut butter during fiscal 2012 more than offset the impact of higher peanut costs. Excluding special project costs, gross profit increased $123.8 million, or nine percent, and gross margin was 34.1 percent in the first nine months of 2013, compared to 34.3 percent in 2012.

SD&A expenses in the first nine months of 2013 increased nine percent, compared to the first nine months of 2012, but were relatively flat as a percentage of net sales. Marketing and selling expenses increased eight and 12 percent, respectively, generally in line with the increase in net sales and driven in part by the acquired Sara Lee foodservice business. General and administrative expenses increased 13 percent primarily due to increased incentive compensation and employee benefit costs.

Restructuring and merger and integration costs decreased $44.4 million in the first nine months of 2013, compared to 2012, due primarily to the closing of several facilities included in the Company’s restructuring plan during 2012.

Higher amortization expense was recognized in the first nine months of 2013, compared to 2012, primarily related to intangibles associated with the Sara Lee foodservice business acquisition.

Operating income increased $103.7 million, or 17 percent, in the first nine months of 2013, compared to 2012, and operating margin increased from 14.2 percent to 15.3 percent over the same period. Excluding the impact of special project costs in both periods, operating income increased $66.0 million, or 10 percent, and was 16.4 percent of net sales in the first nine months of 2013, compared to 16.3 percent in 2012. Both operating income measures include a loss on divestiture of $11.3 million in 2012.

Other

Interest expense increased $13.9 million in the first nine months of 2013, compared to 2012, primarily representing the cost of higher average debt outstanding due to the Company’s October 2011 public debt issuance.

Income taxes increased $19.4 million and $30.0 million in the third quarter and first nine months of 2013, respectively, compared to 2012, in line with the increase in income before taxes. The effective tax rate remained consistent during both the third quarter and first nine months of 2013, compared to 2012.

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

Upon completion, the restructuring plan will result in a reduction of approximately 850 full-time positions and the closing of five of the Company’s facilities. As of January 31, 2013, approximately 80 percent of the 850 full-time positions have been reduced and the Sherman, Texas; Dunnville, Ontario; Delhi Township, Ontario; and Kansas City, Missouri facilities have been closed. The Ste. Marie, Quebec facility is anticipated to close in the next fiscal year. The Company’s pickle and condiments production was transitioned to third-party manufacturers during fiscal 2012. The consolidation of coffee production in New Orleans is complete. Approximately one-half of the retail fruit spreads production has been transitioned to the new manufacturing facility in Orrville with the remaining production expected to be transitioned by the end of calendar 2013. The overall restructuring initiative is delivering the savings expected to date.

The Company expects to incur restructuring costs of approximately $245.0 million, of which $218.9 million has been incurred through January 31, 2013. Restructuring costs of $5.4 million and $30.1 million have been incurred in the third quarter and first nine months of 2013, respectively, compared to $25.6 million and $67.3 million in the third quarter and first nine months of 2012, respectively.

Subsequent to January 31, 2013, the Company announced its plan to expand peanut butter production in order to support the Company’s growth expectations for the peanut and other nut butter businesses, including efforts to grow the Jif brand. Production expansion will include converting the Memphis, Tennessee fruit spreads facility into a peanut butter plant. The Memphis facility was originally scheduled to close as part of the previously announced fruit spreads restructuring plan.

Upon completion of the conversion of the Memphis facility, the Company also intends to relocate its natural peanut butter production, currently produced at its New Bethlehem, Pennsylvania facility, to the Memphis facility. The New Bethlehem facility will then be converted to produce specialty nut butters, which are currently produced by third-party manufacturers. The total capital investment for these peanut and nut butter projects is estimated at approximately $60.0 million. Additional restructuring costs will approximate $10.0 million, increasing the total estimated restructuring costs to approximately $255.0 million. The Company expects the majority of the spend related to this initiative to occur through fiscal 2015. The decision to utilize the Memphis facility for peanut butter production does not impact the total savings originally estimated related to the fruit spreads restructuring plan.

Segment Results

	Three Months Ended January 31,			Nine Months Ended January 31,
	2013	2012	% Increase (Decrease)	2013	2012	% Increase (Decrease)
	(Dollars in millions)
Net sales:
U.S. Retail Coffee	$627.7	$637.9	(2)%	$1,771.0	$1,755.5	1%
U.S. Retail Consumer Foods	581.3	556.5	4	1,729.0	1,631.2	6
International, Foodservice, and Natural Foods	350.6	273.2	28	1,058.0	783.7	35
Segment profit:
U.S. Retail Coffee	$175.2	$138.3	27%	$459.8	$418.0	10%
U.S. Retail Consumer Foods	106.2	106.6	(0)	325.1	301.6	8
International, Foodservice, and Natural Foods	49.9	39.0	28	148.7	116.6	28
Segment profit margin:
U.S. Retail Coffee	27.9%	21.7%		26.0%	23.8%
U.S. Retail Consumer Foods	18.3	19.2		18.8	18.5
International, Foodservice, and Natural Foods	14.2	14.3		14.1	14.9

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales decreased two percent in the third quarter of 2013, compared to the third quarter of 2012, reflecting price declines taken over the past year. Segment volume increased one percent in the third quarter of 2013, compared to the third quarter of 2012, led by K-Cups, Café Bustelo, and Café Pilon. Volume of the overall Folgers brand was flat as the growth experienced in K-Cups was offset by a slight decline in roast and ground that was attributed to a supply constraint for certain retail coffee canisters that arose in the second quarter. The constraint was resolved by the end of the third quarter and did not have a material effect on the financial results for fiscal 2013. Dunkin’ Donuts packaged coffee volume decreased two percent, reflecting increased competitive activities. The impact of sales mix was favorable due to K-Cups. Net sales of K-Cups increased $30.4 million, or 51 percent, compared to the third quarter of 2012, and contributed five percentage points of growth to segment net sales, while contributing only one percentage point of growth to volume.

The U.S. Retail Coffee segment profit increased $36.8 million, or 27 percent, in the third quarter of 2013, compared to the third quarter of 2012. Green coffee costs were significantly lower in the third quarter of 2013, compared to the third quarter of 2012. The Company reduced coffee prices in May 2012 with the expectation that it would recognize lower green coffee costs as it progressed through its fiscal year. The majority of these lower costs was recognized during the quarter and, in large part, offset the unfavorable impact realized earlier in the year. Mix also contributed to the increase in segment profit in the third quarter of 2013, compared to

2012, offset somewhat by an increase in marketing expenses. Segment profit margin improved from 21.7 percent of net sales in the third quarter of 2012 to 27.9 percent in the third quarter of 2013.

For the first nine months of 2013, net sales for the U.S. Retail Coffee segment increased one percent, compared to the first nine months of 2012, as favorable sales mix driven primarily by K-Cups and increased volume more than offset the impact of price declines taken since the third quarter of 2012. Segment volume increased four percent in the first nine months of 2013, compared to the first nine months of 2012, as the Folgers and Café Bustelo brands increased three percent and 21 percent, respectively, and Dunkin’ Donuts packaged coffee increased six percent. Net sales of K-Cups increased $97.4 million, compared to the first nine months of 2012. K-Cups represented six percentage points of segment net sales growth, while contributing only one percentage point growth to volume.

Segment profit for the first nine months of 2013 increased $41.8 million, or 10 percent, compared to the first nine months of 2012, primarily due to favorable mix and volume growth. The net impact of lower prices and green coffee costs did not have a material effect on segment profit. Unrealized mark-to-market adjustments on derivative contracts, which were a gain of $3.9 million in the first nine months of 2013, compared to a loss of $0.6 million in 2012, represented $4.5 million of the segment profit increase. Segment profit margin was 26.0 percent in the first nine months of 2013, compared to 23.8 percent in 2012.

In February 2013, in response to sustained declines in green coffee costs, the Company announced an additional price decline of approximately six percent on the majority of its packaged coffee products sold in the United States, primarily consisting of items sold under the Folgers and Dunkin Donuts brands.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales increased four percent in the third quarter of 2013, compared to the third quarter of 2012, as the impact of favorable sales mix and higher net price realization offset a one percent decline in segment volume. Jif brand net sales increased 21 percent in the third quarter of 2013, compared to 2012, reflecting a 17 percent volume increase. Jif peanut butter volume in last year’s third quarter was impacted by the 30 percent price increase at the beginning of that quarter along with the consumer buy-in that occurred in advance of it. Smucker’s fruit spreads net sales and volume increased five percent and nine percent, respectively, in the third quarter of 2013, compared to 2012, due to more competitive pricing and increased promotional activities. Net sales and volume of Smucker’s Uncrustables® frozen sandwiches both increased 38 percent during the same period, benefiting from new distribution and new product introductions. Net sales for the Pillsbury brand decreased four percent, while volume decreased nine percent, in the third quarter of 2013, compared to 2012, with approximately one-half of the volume decline due to the tonnage impact of the previously announced cake mix downsizing. Canned milk net sales and volume decreased 10 percent and five percent, respectively, during the third quarter of 2013, compared to 2012.

The U.S. Retail Consumer Foods segment profit was flat in the third quarter of 2013, compared to the third quarter of 2012 which benefited from the timing of peanut butter pricing actions. Segment profit was positively impacted by mix along with decreases in marketing and selling expenses. Overall raw material costs recognized were higher in the third quarter of 2013, compared to 2012, primarily due to peanuts. Although elevated peanut costs are expected to continue in the fourth quarter due to long-term contracts in place, it is expected that the size and quality of the calendar 2012 U.S. peanut crop will lead to lower peanut costs in the future. In anticipation of lower peanut costs in future periods, the Company decreased peanut butter prices by approximately 10 percent late in the third quarter. As a result, higher peanut costs were not fully recovered by net price realization and contributed to the flat quarter-over-quarter segment profit. However, the Company believes that the price decline properly reflects its role as the peanut butter category leader and achieves the Company’s desired pricing objective based on its anticipated peanut costs over the course of the upcoming fiscal year. Segment profit margin was 18.3 percent in the third quarter of 2013, compared to 19.2 percent in 2012.

Net sales for the U.S. Retail Consumer Foods segment increased six percent in the first nine months of 2013, compared to the first nine months of 2012, due primarily to higher net price realization and favorable sales mix, offset partially by a two percent decline in segment volume. Jif brand net sales increased 29 percent in the first nine months of 2013, compared to the first nine months of 2012, primarily reflecting price increases taken since the third quarter of 2012. Volume of the Jif brand increased five percent over the same period last year. Smucker’s fruit spreads net sales and volume were both down two percent, impacted by higher pricing during key promotional periods and competitive activities during the first nine months of 2013. Net sales and volume of Smucker’s Uncrustables frozen sandwiches increased 26 percent and 23 percent, respectively, in the first nine months of 2013, compared to the first nine months of 2012, benefiting from new distribution. Crisco brand net sales and volume decreased five percent and two percent, respectively, in the first nine months of 2013, compared to 2012, resulting from declines at a key retailer. For the same period, net sales for the Pillsbury brand increased two percent, while volume decreased five percent mostly due to the tonnage impact of cake mix downsizing.

Segment profit increased $23.5 million, or eight percent, in the first nine months of 2013, compared to the first nine months of 2012, led by peanut butter. Overall raw material costs were higher for the first nine months of 2013 but were more than offset by higher net price realization. Price increases taken in fiscal 2012, which more than offset higher peanut costs in fiscal 2013, were the primary driver for the increase in profitability. Segment profit was also impacted by decreases in marketing expense and favorable mix, partially offset by the volume decline. Unrealized mark-to-market adjustments on derivative contracts, which were a gain of $2.0 million in the first nine months of 2013, compared to a loss of $1.7 million in 2012, represented $3.6 million of the segment profit increase. Segment profit margin improved from 18.5 percent of net sales in the first nine months of 2012 to 18.8 percent in the first nine months of 2013.

International, Foodservice, and Natural Foods

Net sales in the International, Foodservice, and Natural Foods segment increased 28 percent in the third quarter of 2013, compared to the third quarter of 2012. The additional two months of Sara Lee foodservice business net sales totaled $59.7 million and represented 22 percentage points of the net sales growth. Excluding the impact of acquisition and foreign exchange, segment net sales increased five percent over the same period last year primarily due to sales mix, driven by coffee, and higher net price realization. Volume declined one percent primarily driven by the Robin Hood and Five Roses Canadian flour brands, partially offset by gains in natural beverages.

Segment profit increased $10.8 million, or 28 percent, in the third quarter of 2013, compared to 2012. The Sara Lee foodservice business, including the profit from the additional two months of activity, contributed over one-half of the segment profit increase in the third quarter of 2013, compared to the third quarter of 2012. Favorable mix contributed most of the remaining segment profit increase, offset somewhat by higher distribution expenses. Overall higher raw material costs were more than offset by higher prices in the third quarter of 2013, compared to the third quarter of 2012 which was impacted by an unfavorable price to cost relationship, notably for coffee and natural beverages.

The International, Foodservice, and Natural Foods segment net sales increased 35 percent in the first nine months of 2013, compared to the first nine months of 2012, due primarily to the impact of the additional eight months of the acquired Sara Lee foodservice business, which contributed $237.1 million, or 30 percentage points, of the net sales growth. Excluding the impact of acquisition, divestiture, and foreign exchange, segment net sales increased six percent over the same period last year. Volume was up two percent with gains realized in the Robin Hood and Five Roses Canadian flour brands, as well as nonbranded beverages.

Segment profit increased $32.2 million, or 28 percent, in the first nine months of 2013, compared to the first nine months of 2012 which included an $11.3 million loss on divestiture. Excluding this loss, segment profit increased $20.9 million, or 16 percent, driven primarily by the contribution of the Sara Lee foodservice business. Unrealized mark-to-market adjustments on derivative contracts, which were a gain of $1.5 million in the first nine months of 2013, compared to a loss of $0.5 million in 2012, represented $2.0 million of the segment profit increase.

During the second quarter, the Company announced its plan to exit the private label roast and ground coffee portion of the acquired Sara Lee foodservice business representing approximately $75.0 to $100.0 million in annual net sales. While the Company anticipates a future reduction in net sales, the exit is expected to have a favorable impact on profit margins within the International, Foodservice, and Natural Foods segment. One-time costs associated with the exit are not expected to be significant and primarily include employee separation costs. Although the exit began in the third quarter, it is not expected to have a material impact on fiscal 2013 results. The Company expects to complete the exit during fiscal 2014. The net sales reduction in fiscal 2014 is expected to be approximately $50.0 million as exits will occur throughout the first half of the fiscal year.

Financial Condition – Liquidity and Capital Resources

Liquidity

On an annual basis, the Company’s principal source of funds is cash generated from operations, supplemented by borrowings against the Company’s revolving credit facility. Total cash and cash equivalents at January 31, 2013, were $438.8 million, compared to $229.7 million at April 30, 2012.

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

The following table presents selected cash flow information.

	Nine Months Ended January 31,
(Dollars in millions)	2013	2012
Net cash provided by operating activities	$683.6	$469.2
Net cash used for investing activities	(126.2)	(909.6)
Net cash (used for) provided by financing activities	(347.2)	497.5

Net cash provided by operating activities	$683.6	$469.2
Additions to property, plant, and equipment	(146.5)	(196.9)

Free cash flow	$537.1	$272.3

Amounts may not add due to rounding.

Cash provided by operating activities was $683.6 million in the first nine months of 2013, compared to $469.2 million during the first nine months of 2012. The $214.4 million increase is primarily due to a significant reduction in the use of cash required to fund inventory, as well as higher net income in 2013. The reduction in the cash required to fund inventory during 2013 was mainly the result of lower green coffee costs and a reduction in inventory levels.

Cash used for investing activities was $126.2 million in the first nine months of 2013, compared to $909.6 million in the same period of 2012. The decrease in cash used for investing activities in 2013, compared to 2012, was primarily related to the use of $742.4 million for the acquisitions of Rowland Coffee and the Sara Lee foodservice business in 2012.

Cash used for financing activities during the first nine months of 2013 was $347.2 million, consisting of the purchase of treasury shares for $175.5 million, primarily representing the repurchase of 2.0 million common shares, and quarterly dividend payments of $166.5 million. During the first nine months of 2012, total cash of $497.5 million was provided by financing activities, consisting primarily of proceeds from the Company’s October 2011 public debt issuance of $748.6 million, partially offset by quarterly dividend payments of $159.4 million and the purchase of treasury shares for $90.5 million.

Capital Resources

The following table presents the Company’s capital structure.

	January 31, 2013	April 30, 2012
	(Dollars in millions)
Current portion of long-term debt	$50.0	$50.0
Long-term debt	2,018.5	2,020.5

Total debt	$2,068.5	$2,070.5
Shareholders’ equity	5,260.2	5,163.4

Total capital	$7,328.7	$7,233.9

Amounts may not add due to rounding.

The Company has available a $1.0 billion revolving credit facility with a group of nine banks that matures in July 2016. The Company did not have a balance outstanding under the revolving credit facility at January 31, 2013.

The Company’s debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. The Company is in compliance with all covenants.

At January 31, 2013, the Company had 6,944,300 common shares remaining for repurchase under its Board of Directors’ authorizations, which includes 5,000,000 common shares authorized by the Board at its January 2013 meeting.

Subsequent to January 31, 2013, the Company repurchased 1,226,028 common shares for approximately $113.3 million, resulting in 5,718,272 common shares remaining available for repurchase under the Board of Directors’ authorizations as of February 28, 2013.

Absent any material acquisitions or other significant investments, the Company believes that cash on hand, combined with cash provided by operations and borrowings available under its credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, and the payment of interest and principal on debt outstanding. As of January 31, 2013, approximately $140.5 million of the Company’s total cash and cash equivalents was held by its international subsidiaries. The Company does not intend to repatriate these funds to meet these obligations. Should the Company repatriate these funds, the Company will be required to provide taxes on these funds based on the applicable U.S. tax rates net of any foreign tax credit consideration.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(Dollars in millions, except per share data)
Reconciliation to gross profit:
Gross Profit	$536.2	$465.7	$1,547.9	$1,395.4
Cost of products sold—restructuring and merger and integration	1.2	13.1	7.6	36.3

Gross profit excluding special project costs	$537.4	$478.8	$1,555.5	$1,431.7

Reconciliation to operating income:
Operating Income	$258.3	$200.4	$696.4	$592.7
Cost of products sold—restructuring and merger and integration	1.2	13.1	7.6	36.3
Other restructuring and merger and integration costs	6.9	19.4	35.5	51.2
Other special project costs	—	—	6.7	—

Operating income excluding special project costs	$266.3	$232.9	$746.2	$680.2

Reconciliation to net income:
Net Income	$154.2	$116.8	$413.9	$355.6
Income taxes	79.8	60.4	211.6	181.6
Cost of products sold—restructuring and merger and integration	1.2	13.1	7.6	36.3
Other restructuring and merger and integration costs	6.9	19.4	35.5	51.2
Other special project costs	—	—	6.7	—

Income before income taxes, excluding special project costs	242.0	209.8	675.3	624.8
Income taxes, as adjusted	82.6	71.5	228.4	211.2

Net income excluding special project costs	$159.4	$138.3	$446.8	$413.5
Weighted-average shares—assuming dilution	108,491,922	113,488,277	109,380,394	113,922,722
Net income per common share excluding special project costs—assuming dilution	$1.47	$1.22	$4.08	$3.63

Amounts may not add due to rounding.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company does not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business, conducted at an arm’s length basis, and not material to the Company’s results of operations, financial condition, or cash flows.

The following table summarizes the Company’s contractual obligations at January 31, 2013.

(Dollars in millions)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$2,068.5	$50.0	$150.0	$136.5	$1,732.0
Interest payments on long-term debt	676.4	24.4	183.7	169.0	299.3
Operating lease obligations	73.3	5.6	34.7	21.9	11.1
Purchase obligations	1,033.7	546.0	487.7	—	—
Other noncurrent liabilities	285.2	—	4.2	—	281.0

Total	$4,137.1	$626.0	$860.3	$327.4	$2,323.4

Purchase obligations in the above table include agreements to purchase goods or services that are enforceable and legally binding on the Company. Included in this category are certain obligations related to normal, ongoing purchase obligations in which the Company has guaranteed payment to ensure availability of raw materials, including certain commodities and packaging supplies. The Company expects to receive consideration for these purchase obligations in the form of materials. The purchase obligations in the above table do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Other noncurrent liabilities in the above table mainly consist of projected commitments associated with our defined benefit pension plans and other postretirement benefits. The table excludes the liability for unrecognized tax benefits and tax-related net interest and penalties of approximately $27.7 million under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, since the Company is unable to reasonably estimate the timing of possible cash settlements with the respective taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. The fair value of the Company’s cash and short-term investment portfolio at January 31, 2013, approximates carrying value. Exposure to interest rate risk on the Company’s long-term debt is mitigated due to fixed-rate maturities.

The Company utilizes derivative instruments to manage changes in the fair value of its debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no impact to earnings. There were no interest rate swaps outstanding at January 31, 2013 and April 30, 2012.

Based on the Company’s overall interest rate exposure as of and during the nine-month period ended January 31, 2013, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect the Company’s results of operations. In measuring interest rate risk by the amount of net change in fair value of the Company’s liabilities, a hypothetical one percent decrease in interest rates at January 31, 2013, would increase the fair value of the Company’s long-term debt by approximately $106.2 million.

Foreign Currency Exchange Risk. The Company has operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because the Company has foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2013, are not expected to result in a significant impact on future earnings or cash flows.

The Company utilizes foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive loss. These gains or losses are reclassified to earnings in the period the contract is executed. Based on the Company’s hedged foreign currency positions as of January 31, 2013, a hypothetical 10 percent change in exchange rates would not result in a material loss of fair value.

Revenues from customers outside the U.S. represented approximately nine percent of net sales during the nine-month period ended January 31, 2013. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on operating results.

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

(Dollars in millions)	January 31, 2013	April 30, 2012
Raw material commodities:
High	$35.3	$28.0
Low	9.3	6.4
Average	23.5	14.6

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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. The Company is providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of the Company’s control and could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	volatility of commodity markets from which raw materials, particularly green coffee beans, peanuts, soybean oil, wheat, milk, corn, and sugar, are procured and the related impact on costs;

•

risks associated with derivative and purchasing strategies employed by the Company to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact the Company’s liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•

the ability to successfully implement and realize the full benefit of price changes that are intended to ultimately fully recover cost including the competitive, retailer, and consumer response, and the impact of the timing of the price changes to profits and cash flow in a particular period;

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

•

the concentration of certain of the Company’s businesses with key customers and suppliers, including single-source suppliers of certain raw materials, such as packaging for its Folgers coffee products, and finished goods, such as K-cups, and the ability to manage and maintain key relationships;

•	the loss of significant customers, a substantial reduction in orders from these customers, or the bankruptcy of any such customer;

•	changes in consumer coffee preferences and other factors affecting the coffee business, which represents a substantial portion of the Company’s business;

•	a change in outlook or downgrade in the Company’s public credit ratings by a rating agency;

•	the ability of the Company to obtain any required financing;

•	the timing and amount of capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on the Company’s tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2012—November 30, 2012	2,220	$59.01	—	1,944,300
December 1, 2012—December 31, 2012	3,252	88.35	—	1,944,300
January 1, 2013—January 31, 2013	—	—	—	6,944,300

Total	5,472	$76.44	—	6,944,300

Information set forth in the table above represents activity in the Company’s third fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)	In January 2013, the Board of Directors authorized management to repurchase an additional five million common shares at its discretion with no established expiration date. As of January 31, 2013, there were 6,944,300 shares available for future repurchase.

Subsequent to January 31, 2013, the Company repurchased 1,226,028 common shares for approximately $113.3 million, resulting in 5,718,272 shares remaining available for repurchase under the Board of Directors’ authorizations as of February 28, 2013.

Item 6. Exhibits.

See the Index of Exhibits that appears on Page No. 42 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2013	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
By: RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Second Amendment to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of August 31, 2011.*

10.2	Third Amendment to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of December 15, 2012.*

10.3	The J. M. Smucker Company Voluntary Deferred Compensation Plan, amended and restated as of December 1, 2012.*

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or agreement.