Form 10-K
period 2013-04-30
SMUCKER J M CO
filed 2013-06-21
CIK 91419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

            Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

            Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

            Large accelerated filer [X]  Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes [  ] No  [X]

The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2012, was $8,668,359,705. As of June 17, 2013, 105,980,879 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 14, 2013, are incorporated by reference into Part III of this Report, and certain sections of the registrant’s 2013 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

The exhibit index for this Report begins on page 23.

PART I

Item 1.  Business.

The Company.   The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”) was established in 1897, was incorporated in Ohio in 1921, and is often referred to as Smucker’s (a registered trademark). We operate principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis, although the majority of our sales are in the U.S. Our operations outside the U.S. are principally in Canada, although products are exported to other countries as well. Net sales outside the U.S. represented approximately 9 percent of consolidated net sales for 2013. Our branded food products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.

On November 6, 2008, we completed a merger transaction with The Folgers Coffee Company (“Folgers”), a subsidiary of The Procter & Gamble Company (“P&G”). The value of the transaction was approximately $3.7 billion, including the issuance of common shares of the Company in connection with the merger and $350 million of Folgers debt. Under the terms of the transaction agreements, P&G distributed common shares of Folgers to participating P&G shareholders which were then automatically converted into the right to receive common shares of the Company in the merger. Immediately following the merger, P&G shareholders and pre-merger Company shareholders owned approximately 53.5 percent and 46.5 percent, respectively, of the Company’s approximately 118 million common shares outstanding. The merger was accounted for as a purchase business combination, and we were treated as the acquiring entity.

We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods. The two U.S. retail market segments in total comprised over 75 percent of consolidated net sales in 2013 and represent a major portion of our strategic focus – the sale of branded food products with leadership positions to consumers through retail outlets in North America. The International, Foodservice, and Natural Foods segment represents sales outside of the U.S. retail markets, and has grown over the past year, primarily due to the full year contribution from the acquisition of the majority of the North American foodservice coffee and hot beverage business from Sara Lee Corporation in January 2012.

Principal Products. Our principal products are coffee, peanut butter, fruit spreads, shortening and oils, baking mixes and ready-to-spread frostings, canned milk, flour and baking ingredients, juices and beverages, frozen sandwiches, toppings, syrups, and pickles and condiments.

Product sales information for the years 2013, 2012, and 2011 is incorporated herein by reference to information set forth in our 2013 Annual Report to Shareholders, on pages 53 through 55 under “Note 5: Reportable Segments.”

In both of the U.S. retail market segments, our products are primarily sold through a combination of direct sales and brokers to food retailers, food wholesalers, drug stores, club stores, mass merchandisers, discount and dollar stores, and military commissaries. In the International, Foodservice, and Natural Foods segment, our products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators), and health and natural foods stores and distributors.

Sources and Availability of Raw Materials. The raw materials used in each of our segments are primarily commodities and agricultural-based products. Green coffee, peanuts, edible oils, sweeteners, milk, flour, corn, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time. Basis, futures, and options contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee is sourced solely from foreign countries and its supply and price are subject to high volatility due to factors such as weather, global supply and demand, pest damage, investor speculation, and political and economic conditions in the source countries. Fruit and vegetable raw materials used in the production of our food products are purchased from independent growers and suppliers. The principal packaging materials we use are glass, plastic, steel cans, caps, carton board, and corrugate.

Raw materials are generally available from numerous sources although we have elected to source certain plastic packaging materials from single sources of supply pursuant to long-term contracts. While availability may vary year-to-year, we believe that we will continue to be able to obtain adequate supplies and that alternatives to single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be good.

Trademarks and Patents. Our products are produced under certain patents and marketed under numerous trademarks owned or licensed by us or one of our subsidiaries. Our major trademarks are listed below.

Primary Reportable Segment	Major Trademark

U.S. Retail Coffee	Folgers®, Dunkin’ Donuts®, Millstone®, Café Bustelo®, and Café Pilon®

U.S. Retail Consumer Foods	Smucker’s®, Jif®, Hungry Jack®, Uncrustables®, Dickinson’s®, Adams®, Laura Scudder’s®, Goober®, Magic Shell®, Crisco®, Pillsbury®, Eagle Brand®, Borden® and Elsie design, Martha White®, White Lily®, and Funfetti®

International, Foodservice, and Natural Foods	Folgers, Smucker’s, Jif, Crisco, Plate Scapers®, Bick’s®, Five Roses®, Robin Hood®, Carnation®, R. W. Knudsen Family®, Santa Cruz Organic®, Double Fruit®, Recharge®, Red River®, Crosse & Blackwell®, Golden Temple®, Café Bustelo, and Café Pilon

Dunkin’ Donuts is a registered trademark of DD IP Holder LLC used under license (the “Dunkin’ License”) for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. The Dunkin’ License does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. The terms of the Dunkin’ License include the payment of royalties to DD IP Holder LLC and other financial commitments by the Company. The Dunkin’ License is in effect until January 1, 2034.

Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC and are used under a 20-year, perpetually renewable, royalty-free license.

Borden and the Elsie design are trademarks used on certain products under a perpetual, exclusive, and royalty-free license. Carnation is a trademark of Société des Produits Nestlé S.A. used by our Canadian subsidiary for certain canned milk products in certain territories under an exclusive and royalty-free license with an initial term of 10 years, renewable for two successive 5-year terms and which becomes perpetual at the end of the renewal terms under certain circumstances. Douwe Egberts® and Pickwick® are registered trademarks of D.E Master Blenders 1753 N.V. and are used under a multi-year license. In accordance with a multi-year licensing and distribution agreement entered into with Cumberland Packing Corp. (“Cumberland”), beginning in July 2013, we will market and distribute Cumberland’s branded tabletop sweeteners sold under the Sweet‘N Low®, NatraTaste®, Sugar In The Raw®, and other “In The Raw” brands to foodservice customers in the U.S. and to retail and foodservice customers in Canada. In addition, we and our subsidiaries license the use of several other trademarks, none of which are individually material to our business.

Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “Mountain Grown design,” “Choosy Moms Choose Jif®,” “Purely The Finest®,” “Crisco is Cooking™,” “Everybody’s Happy When It’s Hungry Jack®,” “Goodness Gracious, It’s Good®,” the Smucker’s banner, the Crock Jar shape, the Gingham design, and the Strawberry logo.

We own several hundred patents worldwide in addition to proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

We consider all of our owned and licensed intellectual property, taken as a whole, to be essential to our business.

Seasonality.   The U.S. Retail Coffee and U.S. Retail Consumer Foods segments are particularly seasonal around the “Fall Bake” and holiday period, which generally results in higher sales and profits in our second and third quarters. Our success in promoting and merchandising our baking and coffee brands during the “Fall Bake” and holiday period has a significant impact on our results for a fiscal year. The back-to-school period and the spring holiday season are two other important promotional periods, although their impact is not as significant as the “Fall Bake” and holiday period.

Working Capital.   Working capital requirements are greatest during the first half of our fiscal year mainly due to the timing of the buildup of coffee, oil, and baking inventories necessary to support the “Fall Bake” and holiday period and the additional buildup of coffee inventory in advance of the Atlantic hurricane season.

Customers.   Sales to Wal-Mart Stores, Inc. and its subsidiaries amounted to approximately 26 percent of net sales in 2013, 2012, and 2011. These sales are primarily included in the U.S. retail market segments. No other customer exceeded 10 percent of net sales during 2013, 2012, or 2011.

During 2013, our top 10 customers, collectively, accounted for approximately 63 percent of consolidated net sales. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.

Orders.   Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.

Government Business.   No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.

Competition.   We are the branded market leader in the coffee, peanut butter, fruit spreads, shortening, sweetened condensed milk, ice cream toppings, and natural foods beverages categories in the U.S. In Canada, we are the branded market leader in the flour, pickles, canned milk, fruit spreads, shortening, and ice cream toppings categories. Our business is highly competitive as all of our brands compete for retail shelf space with other branded products as well as private label products.

The continued growth of alternative store formats, product and packaging innovations, technological advances, and new industry techniques need to be considered by companies in the food industry in order to remain competitive. The primary ways in which products and brands are distinguished are product quality, price, packaging, new product introductions, nutritional value, convenience, advertising, and promotion. Positive factors pertaining to our competitive position include well-recognized brands, superior product quality and trust, experienced brand and category management, a single national grocery broker in the U.S., varied product offerings, product innovation, good customer service, and an integrated distribution network.

Accelerated private label growth is typically seen during periods of general economic disruption. Most recently during the period following the economic recession of the late 2000’s, it was estimated that private label grew more than during past periods partly due to the run up in commodity costs, increased emphasis of store brands by retailers, and improvements in private label quality. We believe that both private label and leading brands play an important role in all of the food categories in which we compete, appealing to different consumer segments. We closely monitor the price gap or price premium between our brands and private label brands, with the view that value is about more than price and the expectation that #1 brands will continue to be an integral part of consumers’ shopping baskets.

In the U.S. Retail Coffee segment, the Folgers brand competes in the highly competitive U.S. packaged roast and ground coffee market with other retail coffee brands such as Maxwell House, Yuban, and Nescafe. We participate in the premium coffee market with the Millstone and Folgers Gourmet Selections® brands, as well as through sales of Dunkin’ Donuts retail packaged coffee products. Competitors include other brands such as Starbucks, Gevalia, Eight O’Clock, Seattle’s Best, and Peet’s Coffee & Tea. Through a manufacturing and distribution agreement with Green Mountain Coffee Roasters, Inc. (“Green Mountain”) and Keurig, Inc., we compete in the single serve coffee market with the Folgers Gourmet Selections and Millstone premium coffees K-Cup® products. K-Cup competitors include Green Mountain, Starbucks, Eight O’Clock, Maxwell House, and Gevalia, as well as many private label brands. We participate in the espresso coffee category with the Café Bustelo and Café Pilon brands.

In the U.S. Retail Consumer Foods segment, the Jif brand has been the leader in the peanut butter category for over 20 years, competing primarily with Skippy, Peter Pan, and many private label brands. Our natural peanut butter business, sold under the Jif, Smucker’s, Adam’s, and Laura Scudder’s brands, maintains a strong leadership position in the natural peanut butter category. Our fruit spread brands, primarily Smucker’s, hold the leading position in the fruit spreads category and compete with Welch’s branded line of fruit spreads and many private label brands. The competing brands exist on both a national and a regional level. Crisco has historically been a leader in the shortening and cooking oils categories. Crisco holds the leading branded position in the shortening category and competes with other branded competitors for the leading branded position in the oils category. The oils category in which Crisco competes is highly competitive with private label competitors maintaining the largest share of the category. The category is also significantly impacted by volatile commodity pricing. The Pillsbury brand competes in the dessert and baking mixes (“DBM”) market that includes mixes for cakes, cookies, brownies, muffins, and quick breads, as well as ready-to-spread frostings and ingredients used in scratch baking such as flour. Within the DBM category, we compete primarily with the Betty Crocker and Duncan Hines brands and many private label and regional brands. The Hungry Jack brand competes in the pancake mix and table syrup category. We compete with several major national as well as private label brands in this category. We compete in the canned milk category with both branded and nonbranded products. We are the branded market leader in the sweetened condensed milk category with the Eagle Brand and Magnolia® brands and have significant sales with production of private label brands. In the evaporated milk category, we have a significant presence with our production of private label brands.

In the International, Foodservice, and Natural Foods segment, our products are distributed domestically and in foreign countries and compete with various brands within retail, foodservice, and natural foods markets.

Research and Development.   We predominantly utilize in-house resources to both develop new products and improve existing products in each of our business areas. Amounts expensed for research and development were $24.7 million, $21.9 million, and $21.0 million in 2013, 2012, and 2011, respectively.

Environmental Matters.   We consider environmental sustainability to be our responsibility as a good corporate citizen and a key strategic focus area. We have implemented and manage a variety of programs, including the utilization of renewable energy technology, improved wastewater management, increased usage of sustainable raw materials including green coffee, and reuse of resources rather than consuming new ones, in support of our commitment to environmental sustainability. We continue to evaluate and modify our processes on an ongoing basis to further reduce our impact on the environment and reduce waste.

Compliance with the provisions of enacted or pending federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, or competitive position in 2014.

Employees.   At April 30, 2013, we had approximately 4,875 full-time employees worldwide. Approximately 28 percent of these employees, located at nine facilities, are covered by union contracts. These contracts vary in term depending on the location, with four contracts expiring in 2014. We believe our relations with our employees are good.

Financial Information about Industry Segments and Geographical Areas.   The financial information required to be included in this item concerning reportable industry segments and international operations for the years 2013, 2012, and 2011 is incorporated herein by reference to information set forth in our 2013 Annual Report to Shareholders, on pages 53 through 55, under “Note 5: Reportable Segments.” Our international operations are primarily in Canada with risks similar to those associated with the U.S. retail markets. Approximately one-half of our Canada sales represent the sale of Canadian produced products to Canadian customers. The majority of the remaining Canada sales represent the sale of products produced in the U.S. to Canadian customers, primarily Folgers coffee, Bick’s pickles, and Crisco oils.

Forward-Looking Statements.   This Report includes forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected or projected results. The descriptions of risks and uncertainties relating to forward-looking statements is incorporated herein by reference to information set forth in our 2013 Annual Report to Shareholders under the caption “Forward-Looking Statements” on page 36.

Available Information.   Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our Website (smuckers.com/investors) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described below should be carefully considered, together with the other information contained or incorporated by reference in this Report and our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

—	We may be unable to grow market share of our products.

We operate in the competitive food industry whose growth potential is generally correlated to population growth. Our success depends in part on our ability to grow our brands faster than the population in general. We consider our ability to build and sustain the equity of our brands critical to our market share growth. If we do not succeed in these efforts, our market share growth may slow, which could have a material impact on our results of operations.

—

Our proprietary brands, packaging designs, and manufacturing methods are essential to the value of our business and the inability to protect these could harm the value of our brands and adversely affect our sales and profitability.

The success of our business depends significantly on our brands, know-how, and other intellectual property. We rely on a combination of trademarks, service marks, trade secrets, patents, copyrights, and similar rights to protect our intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to maintain and increase brand awareness and further develop our brand. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business. From time to time, we are engaged in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention.

In particular, we consider our proprietary coffee roasting methods essential to the consistent flavor and richness of our coffee products and, therefore, essential to our coffee brands. Because many of the roasting methods we use are not protected by patents, it may be difficult for us to prevent competitors from copying our roasting methods if such methods become known. We also believe that our packaging innovations, such as brick packaging technology and our AromaSealTM canisters, are important to the coffee business’ marketing and operational efforts. If our competitors copy our roasting or packaging methods or develop more advanced roasting or packaging methods, the value of our coffee brands may be diminished, and we could lose customers to our competitors.

—

We use a single national broker to represent a portion of our branded products to the retail grocery trade and any failure by the broker to effectively represent us could adversely affect our business.

We use a single national broker to represent a portion of our branded products to the retail grocery trade. Our business would suffer disruption if this broker were to default in the performance of its obligations to perform brokerage services or if this broker fails to effectively represent us to the retail grocery trade, which could adversely affect our business.

—	Loss or interruption of supply from single-source suppliers of raw materials and finished goods could have a disruptive effect on our business and adversely affect our results of operations.

We have elected to source certain raw materials, such as packaging for our Folgers coffee products, as well as our Jif peanut butter and Crisco oil products, and finished goods, such as K-Cups, from single sources of supply. While we believe that, except as set forth below, alternative sources of these raw materials and finished goods could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a single-source supplier would result in additional costs, could have a disruptive short-term effect on our business, and could adversely affect our results of operations.

Green Mountain is our single-source supplier for K-Cups which are used in Green Mountain’s proprietary Keurig® K-Cup brewing system. There are a limited number of manufacturers other than Green Mountain that are making cups that will work in such proprietary brewing system. If Green Mountain is unable to supply K-Cups to us for any reason, it could be difficult to find an alternative supplier for such goods on commercially reasonable terms, which could have a material adverse effect on our results of operations.

—	Our results may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.

We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, sweeteners, edible oils, fruit, wheat, milk, and cocoa. In addition, we and our business partners utilize significant quantities of plastic, glass, and cardboard to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, weather, natural disasters, currency fluctuations, investor speculation, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. For example, during 2012, costs to acquire peanuts increased, in part, due to adverse weather conditions. In addition, we compete for certain raw materials, notably corn and soy-based agricultural products, with the biofuels industry. Growth in the biofuels industry, which is typically linked to increases in gasoline and diesel prices, has increased the price of certain raw materials we purchase. Additionally, farm acreage currently devoted to other agricultural products we purchase may be utilized for biofuels crops resulting in higher cost for the other agricultural products we utilize. Although we use basis, futures, and options contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in our raw material and energy costs.

We expect the green coffee commodity markets to continue to be challenging due to significant ongoing price volatility. Due to the significance of green coffee to our coffee business, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, significant increases or decreases in the cost of green coffee could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse effect on our business, financial condition, and results of operations.

—	Our efforts to manage commodity and other price volatility through derivative instruments could adversely affect our results of operations and financial condition.

We use derivative instruments, including commodity futures and options, to reduce the price volatility associated with anticipated commodity purchases. The extent of our derivative position at any given time depends on our assessment of the markets for these commodities. If we fail to take a derivative position and costs subsequently increase, or if we institute a position and costs subsequently decrease, our costs may be greater than anticipated or higher than our competitors’ costs and our financial results could be adversely affected. In addition, our liquidity may be adversely impacted by the cash margin requirements of the commodities exchanges or the failure of a counterparty to perform in accordance with a contract.

—	We may be limited in our ability to pass cost increases on to our customers in the form of price increases or may realize a decrease in sales volume to the extent price increases are implemented.

We may not be able to pass some or all of any increases in the price of raw materials, energy, and other input costs to our customers by raising prices. To the extent competitors do not also increase their prices, customers and consumers may choose to purchase competing products or may shift purchases to private label or other lower-priced offerings which may adversely affect our results of operations.

Consumers may be less willing or able to pay a price differential for our branded products, and may increasingly purchase lower-priced offerings and may forego some purchases altogether, especially during economic downturns. Retailers may also increase levels of promotional activity for lower-priced offerings as they seek to maintain sales volumes during times of economic uncertainty. Accordingly, sales volumes of our branded products could be reduced or lead to a shift in sales mix toward our lower-margin offerings. As a result, decreased demand for our products may adversely affect our results of operations.

—	Certain of our products are sourced from single manufacturing sites.

We have consolidated our production capacity for certain products, including substantially all of our coffee production, into single manufacturing sites. In addition, we are close to completing our plan to further consolidate our fruit spreads, syrups, and toppings production as part of our current restructuring project. We could experience a production disruption at these or any of our manufacturing sites resulting in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, our business, financial condition, and results of operations could be adversely affected.

—	A significant interruption in the operation of any of our supply chain or distribution capabilities could have an adverse effect on our business, financial condition, and results of operations.

Our ability and the ability of our third-party suppliers and service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, terrorism, pandemic illness, or other causes, could significantly impair our ability to operate our business. Notably, as a result of our current restructuring project, substantially all of our coffee production takes place in New Orleans, Louisiana, which is subject to risks associated with hurricane and other weather-related events. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations.

—	Our business could be harmed by strikes or work stoppages.

As of April 30, 2013, approximately 28 percent of our employees, located at nine facilities, are covered by collective bargaining agreements. These contracts vary in term depending on location, with four contracts expiring in 2014. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.

—

Our ability to competitively serve customers depends on the availability of reliable transportation. Increases in logistics and other transportation-related costs could adversely impact our results of operations.

Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation to bring our products to market. They include ships, trucks, intermodals, and railcars. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, labor shortages in the transportation industry, service failures by third-party service providers, accidents, or natural disasters (which may impact the transportation infrastructure or demand for transportation services), could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our business, financial condition, and results of operations.

—	Our operations are subject to the general risks of the food industry.

The food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. Our operations could be impacted by both genuine and fictitious claims regarding our products, as well as our competitors’ products. In the event of product contamination or tampering, we may need to recall some of our products. A widespread product recall could result in significant loss due to the cost of conducting a product recall, including destruction of inventory and the loss of sales resulting from the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or a product liability judgment, involving either us or our competitors, could also result in a loss of consumer confidence in our food products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.

—	Changes in our relationships with significant customers, including the loss of our largest customer, could adversely affect our results of operations.

Sales to Wal-Mart Stores, Inc. and its subsidiaries amounted to approximately 26 percent of net sales in 2013. These sales are primarily included in the two U.S. retail market segments. Trade receivables at April 30, 2013, included amounts due from Wal-Mart Stores, Inc. and its subsidiaries of approximately $92.0 million, or approximately 29 percent of the total trade receivables balance. During 2013, our top 10 customers, collectively, accounted for approximately 63 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.

—	We operate in the competitive food industry and continued demand for our products may be affected by changes in consumer preferences.

We face competition across our product lines from other food companies with the primary methods and factors in competition being product quality, price, packaging, product innovation, nutritional value, convenience, customer service, advertising, and promotion. Continued success is dependent on product innovation, the ability to secure and maintain adequate retail shelf space, and effective trade merchandising, advertising, and marketing programs. Some of our competitors have substantial financial, marketing, and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase marketing or other expenditures, or lose category share. Category share and growth could be adversely impacted if we are not successful in introducing new products. In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers. Specifically, there are a number of trends in consumer preferences that may impact us and the food industry as a whole, including convenience, taste, consumer dietary trends, and obesity, health, and nutritional concerns.

In particular, consumers, public health officials, and government officials have become increasingly concerned about the public health consequences associated with weight management, particularly among young people. Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. Although we strive to respond to consumer preferences and social expectations, we may not be successful in these efforts. Increasing public concern regarding health issues and failure to satisfy consumer preferences could decrease demand for certain of our products and adversely affect our profitability.

—	The success of our business depends substantially on consumer perceptions of our brands.

We hold the #1 branded leadership position in several categories both in the U.S. and Canada. We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly as a result of a number of factors, such as if we fail to preserve the quality of our products, if we are perceived to act in an irresponsible manner, if the Company or our brands otherwise receive negative publicity, if our brands fail to deliver a consistently positive consumer experience, or if our products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. If our brand values are diminished, our revenues and operating results could be materially adversely affected. In addition, anything that harms the Pillsbury, Dunkin’ Donuts, Carnation, Borden, or Cumberland brands could adversely affect the success of our exclusive licensing agreements with the owners of these brands.

—	We could be subject to adverse publicity or claims from consumers.

Certain of our products contain caffeine and other ingredients, the health effects of which are the subject of public scrutiny, including the suggestion that consumption may have adverse health effects. An unfavorable report on the health effects of caffeine or other ingredients present in our products, product recalls, or negative publicity or litigation arising from other health risks could significantly reduce the demand for our products.

We may also be subject to complaints from or litigation by consumers who allege food and beverage-related illness, or other quality, health, or operational concerns. Adverse publicity resulting from such allegations could materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable. A lawsuit or claim could result in an adverse decision against us, which could have a material adverse effect on our business, financial condition, and results of operations.

—	Our operations are subject to the general risks associated with acquisitions.

Our stated long-term strategy is to own and market leading North American food brands sold in the center of the store while maintaining a global perspective. We have historically made strategic acquisitions of brands and businesses and intend to do so in the future in support of this strategy. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including the expected increases in revenues and operating results, any of which could have a material adverse effect on our financial results. Additional potential risks associated with acquisitions are the diversion of management’s attention from other business concerns, additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, disputes with sellers, and the inherent risk associated with entering a line of business in which we have no or limited prior experience.

—	We may not achieve cost savings anticipated as a result of our restructuring initiatives.

We have periodically commenced restructuring initiatives with the expectation of realizing future benefits including operational efficiencies or cost savings. The future benefits we expect from restructuring initiatives may not be realized during the time period expected, or at all, due to unforeseen or changing business conditions. In addition, costs incurred to realize the future benefits may be higher than anticipated and our results of operations could be adversely affected.

—	Weak financial performance, downgrades in our credit ratings, or disruptions in the financial markets may adversely affect our ability to access capital in the future.

We may need new or additional financing in the future to conduct our operations, expand our business, or refinance existing indebtedness. Our financial performance, our short-term and long-term credit ratings, the liquidity of the overall capital markets, and the state of the economy, including the food and beverage industry, may make credit and capital markets more difficult for us to access, even though we have an established revolving credit facility. From time to time, we have relied, and also may rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions, and general corporate purposes. In particular, our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. In addition, long-term volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives, or failure of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Disruptions in the capital and credit markets could also result in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase our interest expense and capital costs and could adversely affect our results of operations and financial position.

—	A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. At April 30, 2013, the carrying value of goodwill and other intangible assets totaled approximately $6.1 billion, compared to total assets of approximately $9.0 billion and total shareholders’ equity of approximately $5.1 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired and this could result in a noncash charge to earnings. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. Crisco has historically been a leader in the shortening and cooking oils categories. In recent years, however, Crisco sales volume has declined, primarily due to substantial price competition with private label offerings, volatile commodity prices, and a decline in the shortening category. The Crisco brand continues to be important to the Company, and we continue to focus on its long-term health. However, if recent trends continue, the long-term assumptions relative to growth rates and profitability of the Crisco brand may not be attained, which could result in an impairment of the Crisco trademark.

—

Changes in tax, environmental, or other regulations and laws, or their application, or failure to comply with existing licensing, trade, and other regulations and laws could have a material adverse effect on our financial condition.

Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S., as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, packaging, labeling, and distribution of food products are each subject to governmental regulation that is increasingly extensive, encompassing such matters as ingredients, packaging, advertising, relations with distributors and retailers, health, safety, and the environment. Additionally, we are routinely subject to new or modified tax and securities regulations, other laws and regulations, and accounting and reporting standards.

In the U.S., we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, laws governing equal employment opportunity, and various other federal statutes and regulations. We are also subject to various state and local statutes and regulations. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly referred to as “Proposition 65”) requires that a specific warning appear on any product sold in the State of California that contains a substance listed by that state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, sales of those products could suffer not only in those locations but elsewhere.

Complying with new regulations and laws, or changes to existing regulations and laws, or their application could increase our production costs or adversely affect our sales of certain products. In addition, our failure or inability to comply with applicable regulations and laws could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business and financial condition.

—	Our operations in certain developing markets expose us to regulatory risks.

In many countries outside of the U.S., particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery or anti-corruption laws. These laws generally prohibit companies and their employees, contractors, or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our financial condition and results of operations.

—	Changes in climate or legal, regulatory, or market measures to address climate change may negatively affect our business and operations.

While scientific consensus on the existence, potential causes, or likely outcomes of global climate change has not yet been reached, researchers continue to aggressively explore this issue.

However, there already exists significant political and scientific concern that emissions of carbon dioxide and other greenhouse gases may alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The emission of such greenhouse gases may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change may have a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, peanuts, sweeteners, edible oils, wheat, milk, cocoa, and various fruits and vegetables. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of facilities or the operation of our supply chain.

Increasing concern over climate change also may result in more regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulations are enacted and are more rigorous than existing regulations, we may experience significant increases in costs of operation and delivery. In particular, increased regulation of utility providers, fuel emissions, or suppliers could substantially increase our operating, distribution, or supply chain costs. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change. As a result, climate change could negatively affect our results of operations, cash flows, or financial position.

—

If our information technology systems fail to perform adequately or we are unable to protect such information technology systems against data corruption, cyber-based attacks, or network security breaches, our operations could be disrupted, and we may suffer financial damage or loss because of lost or misappropriated information.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure to effectively manage our business data, supply chain, logistics, accounting, and other business processes and for digital marketing activities and electronic communications between Company personnel and our customers and suppliers. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure, or we do not effectively implement system upgrades, our business or financial results could be negatively impacted. In particular, we are undertaking a significant upgrade of our enterprise resource planning systems with an anticipated completion during the first quarter of 2014. If we do not effectively manage this upgrade, our business or financial results could be negatively impacted. While we have robust plans in place to ensure success, contingencies have been developed to address potential business disruption, including postponement of the upgrade. Security breaches or system failures of our infrastructure can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.

In addition, we have outsourced certain information technology support services and administrative functions, such as accounts payable processing and benefit plan administration, to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The table below lists all of our manufacturing and processing facilities at April 30, 2013. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that existing capacity at these facilities is sufficient to sustain current operations and anticipated near-term growth, except as indicated below.(A)

We own all of the properties listed below. We also lease seven sales and administrative offices in the U.S., two in China, and one each in Canada and Mexico. Our corporate headquarters are located in Orrville, Ohio, and our Canadian headquarters are located in Markham, Ontario.

U.S. Locations	Products Produced/Processed	Primary Reportable Segment

Chico, California	Fruit and vegetable juices and beverages	International, Foodservice, and Natural Foods
Cincinnati, Ohio	Shortening and oils	U.S. Retail Consumer Foods
El Paso, Texas	Canned milk	U.S. Retail Consumer Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Harahan, Louisiana	Coffee	International, Foodservice, and Natural Foods
Havre de Grace, Maryland	Fruit and vegetable juices and beverages	International, Foodservice, and Natural Foods
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Memphis, Tennessee (B)	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Miami, Florida (C)	Coffee	U.S. Retail Coffee
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (two facilities)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Ripon, Wisconsin	Fruit spreads, toppings, syrups, and condiments	U.S. Retail Consumer Foods
Scottsville, Kentucky (A)	Frozen sandwiches and ready-to-eat waffles	U.S. Retail Consumer Foods
Seneca, Missouri	Canned milk	U.S. Retail Consumer Foods
Suffolk, Virginia	Coffee	International, Foodservice, and Natural Foods
Toledo, Ohio	Baking mixes, frostings, and flour	U.S. Retail Consumer Foods

Canada Locations	Products Produced/Processed	Primary Reportable Segment

Sherbrooke, Quebec	Canned milk	International, Foodservice, and Natural Foods
Ste. Marie, Quebec (D)	Fruit spreads, sweet spreads, and fruit industrial products	International, Foodservice, and Natural Foods

(A)	In 2013, we began an $80 million capacity expansion project at our Scottsville, Kentucky location to accommodate the expected growth of our Smucker’s Uncrustables frozen sandwich business. This investment will continue into 2014.
(B)	The Memphis, Tennessee location is expected to be converted to a peanut butter plant, while still maintaining a small fruit spreads operation, in connection with our restructuring plans, as described in our 2013 Annual Report to Shareholders on pages 52 and 53 under “Note 4: Restructuring.”
(C)	The Miami, Florida location is expected to close as a result of our plan to consolidate coffee production currently in Miami into our existing facilities in New Orleans, Louisiana, as described in our 2013 Annual Report to Shareholders on pages 50 and 51 under “Note 2: Acquisitions.”
(D)	The Ste. Marie, Quebec location is expected to close as part of our restructuring plans as described in our 2013 Annual Report to Shareholders on pages 52 and 53 under “Note 4: Restructuring.”

Item 3.   Legal Proceedings.

We are a defendant in a variety of legal proceedings. While we cannot predict with certainty the ultimate results of these proceedings, we do not believe that the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.   Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

The names, ages as of July 1, 2013, and current positions of the executive officers are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer for more than five years.

Name	Age	Years with Company	Position	Served as an Officer Since

Timothy P. Smucker	69	44	Chairman of the Board (1)	1973
Richard K. Smucker	65	40	Chief Executive Officer (2)	1974
Dennis J. Armstrong	58	34	Senior Vice President, Logistics and Operations Support (3)	2007
Mark R. Belgya	52	28	Senior Vice President and Chief Financial Officer (4)	1997
James A. Brown	52	28	Vice President, U.S. Grocery Sales (5)	2009
Vincent C. Byrd	58	36	President and Chief Operating Officer (6)	1988
John W. Denman	56	34	Vice President, Controller and Chief Accounting Officer (7)	2005
Barry C. Dunaway	50	26	Senior Vice President and Chief Administrative Officer (8)	2001
Tamara J. Fynan	53	24	Vice President, Marketing Services (9)	2012
Jeannette L. Knudsen	43	10	Vice President, General Counsel and Corporate Secretary (10)	2009
David J. Lemmon	46	19	Vice President and Managing Director, Canada (11)	2012
John F. Mayer	57	33	Vice President, U.S. Retail Sales (12)	2004
Kenneth A. Miller	64	33	Vice President and General Manager, Foodservice (13)	2007
Steven Oakland	52	30	President, International, Foodservice, and Natural Foods (14)	1999
Andrew G. Platt	57	30	Vice President, Enterprise Analytics and Insights (15)	2004
Christopher P. Resweber	51	25	Senior Vice President, Corporate Communications and Public Affairs (16)	2004
Julia L. Sabin	53	29	Vice President, Industry and Government Affairs (17)	2007
Mark T. Smucker	43	15	President, U.S. Retail Coffee (18)	2001
Paul Smucker Wagstaff	43	17	President, U.S. Retail Consumer Foods (19)	2001

(1)	Mr. Timothy Smucker was elected to his present position in August 2011, having served as Chairman of the Board and Co-Chief Executive Officer since February 2001.

(2)

Mr. Richard Smucker was elected to his present position in August 2011, having served as Executive Chairman, Co-Chief Executive Officer and President since August 2008. Prior to that time, he served as President and Co-Chief Executive Officer since February 2001.

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

(5)	Mr. Brown was elected to his present position in June 2009, having served as Director, National Sales, Grocery Market since February 2002.

(6)

Mr. Byrd was elected to his present position in May 2011, having served as President, U.S. Retail Coffee since August 2008. Prior to that time, he served as Senior Vice President, Consumer Market since February 2004.

(7)	Mr. Denman was elected to his present position in November 2012, having served as Vice President and Controller since August 2005.

(8)

Mr. Dunaway was elected to his present position in May 2011, having served as Senior Vice President, Corporate and Organizational Development since August 2008. Prior to that time, he served as Vice President, Corporate Development since November 2001.

(9)

Ms. Fynan was elected to her present position in May 2012, having served as Vice President, Advertising and Creative Services since November 2009. Prior to that time, she served as Director, Advertising and Creative Services since April 2006.

(10)

Ms. Knudsen was elected to her present position in August 2010, having served as Vice President, Deputy General Counsel and Corporate Secretary since April 2010, and as Corporate Secretary since April 2009. Prior to that time, she served as Securities and Acquisition Counsel and Assistant Secretary since November 2007.

(11)	Mr. Lemmon was elected to his present position in May 2012, having served as Managing Director, Canada since May 2007.

(12)	Mr. Mayer was elected to his present position in June 2009, having served as Vice President, Customer Development since August 2004.

(13)	Mr. Miller was elected to his present position in August 2011, having served as Vice President, Alternate Channels since February 2007.

(14)

Mr. Oakland was elected to his present position in May 2011, having served as President, U.S. Retail – Smucker’s, Jif and Hungry Jack since August 2008. Prior to that time, he served as Vice President and General Manager, Consumer Oils and Baking since November 2001.

(15)	Mr. Platt was elected to his present position in October 2012, having served as Vice President, Information Services and Chief Information Officer since February 2004.

(16)	Mr. Resweber was elected to his present position in May 2012, having served as Vice President, Marketing Communications since July 2009 and as Vice President, Marketing Services since August 2004.

(17)

Ms. Sabin was elected to her present position in June 2012, having served as Vice President and General Manager, Smucker Natural Foods, Inc. since February 2009 and Vice President and General Manager, Smucker Quality Beverages, Inc. since February 2007.

(18)

Mr. Mark Smucker was elected to his present position in May 2011, having served as President, Special Markets since August 2008. Prior to that time, he served as Vice President, International since July 2007 and Vice President and Managing Director, Canada since May 2006.

(19)

Mr. Wagstaff was elected to his present position in May 2011, having served as President, U.S. Retail - Oils and Baking since August 2008. Prior to that time, he served as Vice President, Foodservice and Beverage Markets since May 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The information pertaining to the market for our common shares and other related shareholder information is incorporated herein by reference to the information set forth in our 2013 Annual Report to Shareholders under the caption “Stock Price Data” on page 22 and the caption “Comparison of Five-Year Cumulative Total Shareholder Return” on page 23.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2013 - February 28, 2013	1,227,192	$ 92.34	1,226,028	5,718,272
March 1, 2013 - March 31, 2013	773,972	97.12	773,972	4,944,300
April 1, 2013 - April 30, 2013	1,598	56.37	0	4,944,300
Total	2,002,762	$ 94.16	2,000,000	4,944,300

Information set forth in the table above represents the activity in our fourth fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	At April 30, 2013, we had 4,944,300 common shares remaining for repurchase under the January 2013 Board of Directors’ authorization.

Subsequent to April 30, 2013, we repurchased 958,400 common shares for approximately $97.1 million utilizing proceeds of $50.0 million from our revolving credit facility, resulting in 3,985,900 shares remaining available for repurchase as of June 20, 2013.

Item 6.	Selected Financial Data.

Five-year summaries of our selected financial data and discussions of items which materially affect the comparability of the selected financial data are incorporated herein by reference to the information set forth in our 2013 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 21, “Note 1: Accounting Policies” on pages 46 through 50, “Note 2: Acquisitions” on pages 50 and 51, and “Note 4: Restructuring” on pages 52 and 53.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources, and critical accounting estimates and policies, is incorporated herein by reference to the information set forth in our 2013 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis,” on pages 24 through 36.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are incorporated herein by reference to the information set forth in our 2013 Annual Report to Shareholders under the caption “Derivative Financial Instruments and Market Risk” on pages 34 and 35.

Item 8.  Financial Statements and Supplementary Data.

Consolidated financial statements at April 30, 2013 and 2012, and for each of the years in the three-year period ended April 30, 2013, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are incorporated herein by reference to the information set forth in our 2013 Annual Report to Shareholders under the caption “Summary of Quarterly Results of Operations” on page 22 and beginning with “Report of Management on Internal Control Over Financial Reporting” on page 37 through “Note 16: Common Shares” on page 80.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2013 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are set forth in our 2013 Annual Report to Shareholders under the heading “Report of Management on Internal Control Over Financial Reporting” on page 37 and under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 38, which reports are incorporated herein by reference.

Item 9B.   Other Information.

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance.

The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2013. Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

The Board of Directors has adopted a Policy on Ethics and Conduct, last revised January 2012, which applies to our directors, principal executive officer, principal financial officer, and principal accounting officer. The Board of Directors has adopted charters for each of the Audit, Executive Compensation, and Nominating and Corporate Governance committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on our Website (smuckers.com/investors).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2013.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2013.

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

See the Index of Exhibits on page 23 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2013	The J. M. Smucker Company

/s/ Mark R. Belgya
	By:	Mark R. Belgya
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Richard K. Smucker	Chief Executive Officer and Director (Principal Executive Officer)	June 21, 2013
/s/ Mark R. Belgya
Mark R. Belgya	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2013
*
John W. Denman	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	June 21, 2013
*
Timothy P. Smucker	Chairman of the Board	June 21, 2013
*
Vincent C. Byrd	Director	June 21, 2013
*
R. Douglas Cowan	Director	June 21, 2013
*
Kathryn W. Dindo	Director	June 21, 2013
*
Paul J. Dolan	Director	June 21, 2013
*
Nancy Lopez Knight	Director	June 21, 2013
*
Elizabeth Valk Long	Director	June 21, 2013
*
Gary A. Oatey	Director	June 21, 2013
*
Alex Shumate	Director	June 21, 2013
*
Mark T. Smucker	Director	June 21, 2013
*
William H. Steinbrink	Director	June 21, 2013
*
Paul Smucker Wagstaff	Director	June 21, 2013

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 21, 2013	/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen
Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Transaction Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, the Company, and Moon Merger Sub, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008.

2.2	Separation Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, and the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008.

3.1	Amended Articles of Incorporation of The J. M. Smucker Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

3.2	Amended Regulations of The J. M. Smucker Company, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 19, 2011.

4.1	Rights Agreement, dated as of May 20, 2009, by and between the Company and Computershare Trust Company, N.A., incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed on May 21, 2009.

4.2	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 18, 2011.

4.3	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the Guarantors, and U.S. Bank National Association, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 18, 2011.

4.4	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among KeyBank National Association and Bank of Montreal, as administrative agents, and the other parties identified therein, incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed on October 13, 2011.

10.1	1987 Stock Option Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994.*

10.2	Nonemployee Director Stock Plan dated January 1, 1997, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997.*

10.3	1998 Equity and Performance Incentive Plan (as amended and restated effective as of June 6, 2005), incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005.*

10.4	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2009, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.5	First Amendment to The J. M. Smucker Company Top Management Supplemental Retirement Plan, dated as of April 21, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.*

INDEX OF EXHIBITS

Exhibit No.	Description

10.6	Second Amendment to The J.M. Smucker Company Top Management Supplemental Retirement Plan, dated as of August 31, 2011, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013.*

10.7	Third Amendment to The J.M. Smucker Company Top Management Supplemental Retirement Plan, dated as of December 15, 2012, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013.*

10.8	Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of December 31, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.9	Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of December 31, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.10	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of April 25, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.*

10.11	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of April 25, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.*

10.12	The J. M. Smucker Company Voluntary Deferred Compensation Plan, amended and restated as of December 1, 2012, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013.*

10.13	Amended and Restated Nonemployee Director Stock Option Plan, effective August 19, 2005, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 24, 2005.*

10.14	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 21, 2006.*

10.15	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 20, 2010.*

10.16	Form of Deferred Shares Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005.*

10.17	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2007.*

10.18	Form of Special One-Time Grant of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.*

10.19	Form of Special One-Time Grant of Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.*

10.20	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.*

INDEX OF EXHIBITS

Exhibit No.	Description

10.21	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 28, 2010.*

10.22	Form of Restricted Stock Agreement, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.*

10.23	Omnibus Amendment to Restricted Stock Agreements for Folgers Employees, dated as of November 4, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.24	Form of Restricted Stock Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2012.*

10.25	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2012.*

10.26	Form of Restricted Stock Agreement.*

10.27	Form of Deferred Stock Units Agreement.*

10.28	Form of Special One-Time Grant of Restricted Stock Agreement.*

10.29	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007), incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.*

10.30	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, restated as of May 1, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.31	Amendment No. 1 to The J.M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, effective as of May 1, 2012, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012.*

10.32	The J.M. Smucker Company Restoration Plan, effective as of May 1, 2012, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012.*

10.33	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.34	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

10.35	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 001-6699).

INDEX OF EXHIBITS

Exhibit No.	Description

10.36	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.37	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc., incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 001-6699).

10.38	Note Purchase Agreement, dated as of May 27, 2004, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.39	First Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

10.40	Second Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.41	Third Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.42	Fourth Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

10.43	Note Purchase Agreement, dated as of May 31, 2007, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

10.44	First Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.45	Second Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.46	Third Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

10.47	Note Purchase Agreement, dated as of October 23, 2008, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.48	First Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

INDEX OF EXHIBITS

Exhibit No.	Description

10.49	Second Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

10.50	Note Purchase Agreement, dated as of June 15, 2010, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed on June 17, 2010.

10.51	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of May 27, 2004, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.52	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of May 31, 2007, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.53	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of October 23, 2008, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.54	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and the Company, dated November 6, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.55	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.56	Second Amended and Restated Credit Agreement, dated as of July 29, 2011, among the Company, Smucker Foods of Canada Corp., the Lenders, the Guarantors, and Bank of Montreal, as administrative agent for the Lenders, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 2, 2011.

12	Computation of Ratio of Earnings to Fixed Charges.

13	Excerpts from our 2013 Annual Report to Shareholders. Such Annual Report, except those portions thereof that are expressly incorporated herein by reference, is furnished for the information of the Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

* Management contract or compensatory plan or arrangement.

THE J. M. SMUCKER COMPANY

ANNUAL REPORT ON FORM 10-K

INDEX TO FINANCIAL STATEMENTS

Annual Report to Shareholders
Data incorporated by reference to the 2013 Annual Report to Shareholders of The J. M. Smucker Company:

Report of Management on Internal Control Over Financial Reporting	37
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	38
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	39
Consolidated Balance Sheets at April 30, 2013 and 2012	42 - 43
For the years ended April 30, 2013, 2012, and 2011:
Statements of Consolidated Income	41
Statements of Consolidated Comprehensive Income	41
Statements of Consolidated Cash Flows	44
Statements of Consolidated Shareholders’ Equity	45
Notes to Consolidated Financial Statements	46 - 80

Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or the notes thereto.

F-1