Form 10-Q
period 2013-07-31
SMUCKER J M CO
filed 2013-08-28
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

The Company had 105,126,186 common shares outstanding on August 23, 2013.

The Exhibit Index is located at Page No. 33.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended July 31,
(Dollars in millions, except per share data)	2013	2012
Net sales	$1,350.9	$1,369.7
Cost of products sold	856.5	895.9
Cost of products sold—restructuring and merger and integration	1.5	4.0

Gross Profit	492.9	469.8
Selling, distribution, and administrative expenses	250.2	232.2
Amortization	24.5	24.2
Other restructuring and merger and integration costs	5.8	17.2
Other special project costs	—	6.7
Other operating income—net	(0.9)	(1.0)

Operating Income	213.3	190.5
Interest expense—net	(23.8)	(23.6)
Other income—net	—	0.4

Income Before Income Taxes	189.5	167.3
Income taxes	62.9	56.4

Net Income	$126.6	$110.9

Earnings per common share:
Net Income	$1.19	$1.00
Net Income—Assuming Dilution	$1.19	$1.00

Dividends Declared per Common Share	$0.58	$0.52

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended July 31,
(Dollars in millions)	2013	2012
Net income	$126.6	$110.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6.0)	(5.1)
Cash flow hedging derivative activity, net of tax	1.9	2.8
Pension and other postretirement benefit plans activity, net of tax	1.9	2.1
Available-for-sale securities activity, net of tax	(0.5)	(0.2)

Total Other Comprehensive Loss	(2.7)	(0.4)

Comprehensive Income	$123.9	$110.5

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2013	April 30, 2013
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$157.5	$256.4
Trade receivables, less allowance for doubtful accounts	357.3	313.7
Inventories:
Finished products	702.5	618.9
Raw materials	356.8	326.6

	1,059.3	945.5
Other current assets	55.8	79.6

Total Current Assets	1,629.9	1,595.2

Property, Plant, and Equipment
Land and land improvements	99.6	98.5
Buildings and fixtures	503.1	494.4
Machinery and equipment	1,354.3	1,267.5
Construction in progress	54.8	124.9

	2,011.8	1,985.3
Accumulated depreciation	(872.6)	(842.8)

Total Property, Plant, and Equipment	1,139.2	1,142.5

Other Noncurrent Assets
Goodwill	3,051.3	3,052.9
Other intangible assets—net	3,064.0	3,089.4
Other noncurrent assets	149.5	151.8

Total Other Noncurrent Assets	6,264.8	6,294.1

Total Assets	$9,033.9	$9,031.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$264.8	$285.8
Accrued trade marketing and merchandising	83.1	57.4
Current portion of long-term debt	150.0	50.0
Revolving credit facility	85.0	—
Other current liabilities	220.2	203.6

Total Current Liabilities	803.1	596.8

Noncurrent Liabilities
Long-term debt	1,867.1	1,967.8
Deferred income taxes	979.8	987.2
Other noncurrent liabilities	308.8	331.2

Total Noncurrent Liabilities	3,155.7	3,286.2

Total Liabilities	3,958.8	3,883.0

Shareholders’ Equity
Common shares	26.3	26.6
Additional capital	4,088.3	4,125.1
Retained income	1,040.8	1,075.5
Amount due from ESOP Trust	(1.0)	(1.8)
Accumulated other comprehensive loss	(79.3)	(76.6)

Total Shareholders’ Equity	5,075.1	5,148.8

Total Liabilities and Shareholders’ Equity	$9,033.9	$9,031.8

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
(Dollars in millions)	2013	2012
Operating Activities
Net income	$126.6	$110.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36.6	36.1
Depreciation—restructuring and merger and integration	1.0	3.6
Amortization	24.5	24.2
Share-based compensation expense	5.6	4.3
Loss on sale of assets—net	0.2	1.0
Changes in assets and liabilities:
Trade receivables	(44.3)	(44.0)
Inventories	(115.1)	(58.7)
Accounts payable and accrued items	2.2	61.1
Defined benefit pension contributions	(1.1)	(1.0)
Accrued and prepaid taxes	38.7	44.8
Other—net	7.2	(5.6)

Net Cash Provided by Operating Activities	82.1	176.7

Investing Activities
Additions to property, plant, and equipment	(36.3)	(46.3)
Proceeds from disposal of property, plant, and equipment	1.1	0.3
Other—net	(7.1)	17.7

Net Cash Used for Investing Activities	(42.3)	(28.3)

Financing Activities
Revolving credit facility—net	85.0	—
Quarterly dividends paid	(55.4)	(52.8)
Purchase of treasury shares	(165.4)	(4.2)
Proceeds from stock option exercises	0.1	0.2
Other—net	0.1	(7.8)

Net Cash Used for Financing Activities	(135.6)	(64.6)
Effect of exchange rate changes on cash	(3.1)	(2.0)

Net (decrease) increase in cash and cash equivalents	(98.9)	81.8
Cash and cash equivalents at beginning of period	256.4	229.7

Cash and Cash Equivalents at End of Period	$157.5	$311.5

( )	Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted, except per share data)

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

Operating results for the three-month period ended July 31, 2013, are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2013.

Note 2: Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing impairment of indefinite-lived intangible assets by allowing the option to perform a qualitative test to assess the likelihood that the estimated fair value is less than the carrying amount. ASU 2012-02 will be effective for our February 1, 2014 annual impairment test. We do not anticipate that the adoption of ASU 2012-02 will change the process for our February 1, 2014 impairment test.

Note 3: Restructuring

In addition to our previously announced restructuring plans related to our coffee, fruit spreads, and Canadian pickle and condiments operations, during 2013 we announced plans to expand capacity in order to support our growth objectives for the peanut and other nut butter businesses. We expect to incur restructuring costs of approximately $260.0 for all of our previously announced plans, of which $232.8 has been incurred through July 31, 2013. The majority of the remaining costs are anticipated to be recognized through 2015.

Upon completion, the overall restructuring plan will result in a reduction of approximately 850 full-time positions. As of July 31, 2013, approximately 80 percent of the 850 full-time positions have been reduced and the impacted facilities have been closed, except the Ste. Marie, Quebec facility which is anticipated to close in 2014.

The following table summarizes the restructuring activity, including the liabilities recorded and the total amount expected to be incurred.

	Long-Lived Asset Charges	Employee Separation	Site Preparation and Equipment Relocation	Production Start-up	Other Costs	Total
Total expected restructuring charge	$102.0	$67.0	$42.5	$39.0	$9.5	$260.0

Balance at May 1, 2012	$—	$8.8	$—	$—	$—	$8.8
Charge to expense	8.2	3.4	13.4	10.8	3.0	38.8
Cash payments	—	(4.5)	(13.4)	(10.8)	(3.0)	(31.7)
Noncash utilization	(8.2)	—	—	—	—	(8.2)

Balance at April 30, 2013	$—	$7.7	$—	$—	$—	$7.7
Charge to expense	0.8	1.2	1.7	1.1	0.4	5.2
Cash payments	—	(0.4)	(1.7)	(1.1)	(0.4)	(3.6)
Noncash utilization	(0.8)	(0.2)	—	—	—	(1.0)

Balance at July 31, 2013	$—	$8.3	$—	$—	$—	$8.3

Remaining expected restructuring charge	$1.3	$4.9	$7.8	$11.3	$1.9	$27.2

In the three months ended July 31, 2013 and 2012, total restructuring charges of $5.2 and $14.5, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $1.4 and $3.6 were reported in cost of products sold in the three months ended July 31, 2013 and 2012, respectively, while the remaining charges were reported in other restructuring and merger and integration costs. The restructuring costs classified as cost of products sold include plant start-up costs at the new facilities and long-lived asset charges for accelerated depreciation related to property, plant, and equipment that had been used at the affected production facilities prior to closure.

Employee separation costs include severance, retention bonuses, and pension costs. Severance costs and retention bonuses are being recognized over the estimated future service period of the affected employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.

Other costs include professional fees, costs related to closing the facilities, and miscellaneous expenditures associated with the restructuring initiative and are expensed as incurred.

Note 4: Common Shares

The following table sets forth common share information.

	July 31, 2013	April 30, 2013
Common shares authorized	150,000,000	150,000,000
Common shares outstanding	105,130,165	106,486,935
Treasury shares	23,475,000	22,118,230

We repurchased 1.5 million common shares for $152.2 during the first quarter of 2014. During 2013, we repurchased 4.0 million common shares for $359.4. As of July 31, 2013, we had 3.4 million common shares remaining available for repurchase under our Board of Directors’ most recent authorization.

Subsequent to July 31, 2013, our shareholders approved an amendment to our Amended Articles of Incorporation to increase the number of common shares authorized for issuance by the Company from 150.0 million common shares to 300.0 million common shares.

Note 5: Reportable Segments

We operate in one industry: the manufacturing and marketing of food products. We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods. The U.S. Retail Coffee segment primarily represents the domestic sales of Folgers®, Dunkin’ Donuts®,

Millstone®, Café Bustelo®, and Café Pilon® branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Jif ®, Smucker’s®, Pillsbury®, Crisco®, Martha White®, Hungry Jack®, and Eagle Brand® branded products; and the International, Foodservice, and Natural Foods segment is comprised of products distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators), and health and natural foods stores and distributors.

Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain operating expenses such as corporate administrative expenses.

	Three Months Ended July 31,
	2013	2012
Net sales:
U.S. Retail Coffee	$514.4	$520.8
U.S. Retail Consumer Foods	536.4	528.4
International, Foodservice, and Natural Foods	300.1	320.5

Total net sales	$1,350.9	$1,369.7

Segment profit:
U.S. Retail Coffee	$146.0	$126.4
U.S. Retail Consumer Foods	96.4	107.8
International, Foodservice, and Natural Foods	43.4	40.7

Total segment profit	$285.8	$274.9

Interest expense—net	(23.8)	(23.6)
Cost of products sold—restructuring and merger and integration	(1.5)	(4.0)
Other restructuring and merger and integration costs	(5.8)	(17.2)
Other special project costs	—	(6.7)
Corporate administrative expenses	(65.2)	(56.5)
Other income—net	—	0.4

Income before income taxes	$189.5	$167.3

Note 6: Debt and Financing Arrangements

Long-term debt consists of the following:

	July 31, 2013	April 30, 2013
4.78% Senior Notes due June 1, 2014	$100.0	$100.0
6.12% Senior Notes due November 1, 2015	24.0	24.0
6.63% Senior Notes due November 1, 2018	394.3	395.0
3.50% Senior Notes due October 15, 2021	748.8	748.8
5.55% Senior Notes due April 1, 2022	350.0	350.0
4.50% Senior Notes due June 1, 2025	400.0	400.0

Total long-term debt	$2,017.1	$2,017.8
Current portion of long-term debt	150.0	50.0

Total long-term debt, less current portion	$1,867.1	$1,967.8

The 3.50 percent Senior Notes were issued in a public offering and the remaining Senior Notes were privately placed. The Senior Notes are unsecured and interest is paid semiannually. Scheduled payments are required on the 5.55 percent Senior Notes, of which $50.0 is due on April 1, 2014, and on the 4.50 percent Senior Notes, the first of which is $100.0 due on June 1, 2020. The $100.0 balance of the 4.78 percent Senior Notes is due on June 1, 2014. We may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with accrued and unpaid interest, and any applicable make-whole amount. Interest paid totaled $22.4 and $22.2 as of the three months ended July 31, 2013 and 2012, respectively.

We have a $1.0 billion revolving credit facility available with a group of nine banks that matures in July 2016. Our borrowings under the credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. At July 31, 2013, we had a balance outstanding under the revolving credit facility of $85.0 at a weighted-average interest rate of 1.47 percent.

Our debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. We are in compliance with all covenants.

Note 7: Earnings per Share

The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended July 31,
	2013	2012
Net income	$126.6	$110.9
Net income allocated to participating securities	1.1	1.0

Net income allocated to common stockholders	$125.5	$109.9

Weighted-average common shares outstanding	105,077,523	109,418,592
Dilutive effect of stock options	16,755	29,536

Weighted-average common shares outstanding—assuming dilution	105,094,278	109,448,128

Net income per common share	$1.19	$1.00

Net income per common share—assuming dilution	$1.19	$1.00

Note 8: Pensions and Other Postretirement Benefits

The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$2.2	$2.3	$0.6	$0.7
Interest cost	5.4	6.0	0.6	0.8
Expected return on plan assets	(6.4)	(6.3)	—	—
Recognized net actuarial loss	3.3	3.4	—	—
Settlement loss	—	6.7	—	—
Other	0.3	0.2	(0.3)	(0.2)

Net periodic benefit cost	$4.8	$12.3	$0.9	$1.3

During the three months ended July 31, 2012, we paid terminated pension participants in certain of our defined benefit plans lump-sum cash settlements in order to reduce our future pension obligation and administrative costs. The charges related to the lump-sum cash settlements are included above in settlement loss and were reported in other special project costs in the Condensed Statement of Consolidated Income during the three months ended July 31, 2012.

Note 9: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings. We cannot predict with certainty the ultimate results of these proceedings or reasonably determine a range of potential loss. Our policy is to accrue costs for contingent liabilities when such liabilities are probable and amounts can be reasonably estimated. Based on the information known to date, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Note 10: Derivative Financial Instruments

We are exposed to market risks, such as changes in commodity prices, foreign currency exchange rates, and interest rates. To manage the volatility related to these exposures, we enter into various derivative transactions. We have policies in place that define acceptable instrument types we may enter into and establish controls to limit our market risk exposure.

Commodity Price Management: We enter into commodity futures and options contracts to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, edible oils, and flour. We also enter into commodity futures and options contracts to manage price risk for energy input costs, including natural gas and diesel fuel. The derivative instruments generally have maturities of less than one year.

Certain of the derivative instruments meet the hedge criteria and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. Cash flows related to qualifying hedges are classified consistently with the cash flows from the hedged item in the Condensed Statements of Consolidated Cash Flows. In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is measured and assessed at inception and on a monthly basis. The realized and unrealized mark-to-market gains or losses on nonqualifying and ineffective portions of commodity hedges are recognized in cost of products sold immediately.

The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument; thus, we would expect that any gain or loss in the estimated fair value of the derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.

Foreign Currency Exchange Rate Hedging: We utilize foreign currency forwards and options contracts to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials, finished goods, and fixed assets in Canada. The contracts generally have maturities of less than one year. At the inception of the contract, the derivative is evaluated and documented for hedge accounting treatment. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive loss. These deferred gains or losses are reclassified to earnings in the period the contract is settled. The ineffective portion of these contracts is immediately recognized in earnings.

Interest Rate Hedging: We utilize derivative instruments to manage changes in the fair value and cash flows of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no impact on earnings. There were no interest rate swaps outstanding at July 31, 2013 and April 30, 2013.

During the first quarter of 2014, we adopted FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, as clarified by ASU 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities. ASU 2011-01, as clarified by ASU 2013-01, requires the disclosure of net amounts for derivatives, as provided below.

The following table sets forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2013		April 30, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity contracts	$0.8	$1.3	$2.1	$2.0

Derivatives not designated as hedging instruments:
Commodity contracts	$4.3	$2.5	$3.6	$2.3
Foreign currency exchange contracts	0.8	0.3	0.7	0.2

Total derivatives not designated as hedging instruments	$5.1	$2.8	$4.3	$2.5

Total derivative instruments	$5.9	$4.1	$6.4	$4.5

We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At July 31, 2013 and April 30, 2013, we maintained cash margin account balances of $5.5 included in other current assets in the Condensed Consolidated Balance Sheets. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges.

	Three Months Ended July 31,
	2013	2012
Losses recognized in other comprehensive loss (effective portion)	$(6.0)	$(2.2)
Losses reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	(8.8)	(6.5)

Change in accumulated other comprehensive loss	$2.8	$4.3

Losses recognized in cost of products sold (ineffective portion)	$—	$(0.1)

Included as a component of accumulated other comprehensive loss at July 31, 2013 and April 30, 2013, were deferred pre-tax losses of $9.5 and $12.2, respectively, related to commodity contracts. The related tax impact recognized in accumulated other comprehensive loss was a benefit of $3.5 and $4.4 at July 31, 2013 and April 30, 2013, respectively. The entire amount of the deferred loss included in accumulated other comprehensive loss at July 31, 2013, is expected to be recognized in earnings within one year as the related commodity is sold.

Included as a component of accumulated other comprehensive loss at July 31, 2013 and April 30, 2013, were deferred pre-tax losses of $5.2 and $5.4, respectively, related to the termination of the interest rate contract. The related tax benefit recognized in accumulated other comprehensive loss was $1.9 at July 31, 2013 and April 30, 2013, respectively. Approximately $0.6 of the loss will be recognized over the next 12 months.

We reclassified $0.1 of the loss recognized on the interest rate swap designated as a cash flow hedge from other comprehensive loss to interest expense during the three months ended July 31, 2013 and 2012, respectively.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended July 31,
	2013	2012
Unrealized gains on commodity contracts	$4.5	$19.6
Unrealized gains on foreign currency exchange contracts	0.1	0.1

Total unrealized gains recognized in cost of products sold	$4.6	$19.7

Realized losses on commodity contracts	$(6.4)	$(7.8)
Realized gains on foreign currency exchange contracts	1.0	0.1

Total realized losses recognized in cost of products sold	$(5.4)	$(7.7)

Total (losses) gains recognized in cost of products sold	$(0.8)	$12.0

The following table presents the gross contract notional value of outstanding derivative contracts.

	July 31, 2013	April 30, 2013
Commodity contracts	$315.6	$347.6
Foreign currency exchange contracts	68.3	56.8

Note 11: Other Financial Instruments and Fair Value Measurements

Financial instruments, other than derivatives, that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade receivables. The carrying value of these financial instruments approximates fair value. Our other financial instruments, with the exception of long-term debt, are recognized at estimated fair value in the Condensed Consolidated Balance Sheets.

The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2013		April 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$51.1	$51.1	$48.8	$48.8
Derivative financial instruments—net	1.8	1.8	1.9	1.9
Long-term debt	(2,017.1)	(2,292.0)	(2,017.8)	(2,388.1)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.

The following tables summarize the fair values and the levels within the fair value hierarchy in which the fair value measurements fall for our financial instruments.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2013
Other investments: (A)
Equity mutual funds	$21.7	$—	$—	$21.7
Municipal obligations	—	28.8	—	28.8
Other investments	0.6	—	—	0.6
Derivatives: (B)
Commodity contracts—net	1.4	(0.1)	—	1.3
Foreign currency exchange contracts—net	—	0.5	—	0.5
Long-term debt (C)	(756.5)	(1,535.5)	—	(2,292.0)

Total financial instruments measured at fair value	$(732.8)	$(1,506.3)	$—	$(2,239.1)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2013
Other investments: (A)
Equity mutual funds	$21.6	$—	$—	$21.6
Municipal obligations	—	26.6	—	26.6
Other investments	0.6	—	—	0.6
Derivatives: (B)
Commodity contracts—net	0.7	0.7	—	1.4
Foreign currency exchange contracts—net	—	0.5	—	0.5
Long-term debt (C)	(803.6)	(1,584.5)	—	(2,388.1)

Total financial instruments measured at fair value	$(780.7)	$(1,556.7)	$—	$(2,337.4)

(A)	Other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets and municipal obligations valued by a third party using valuation techniques that utilize inputs which are derived principally from or corroborated by observable market data. As of July 31, 2013, our municipal obligations are scheduled to mature as follows: $1.0 in 2014, $2.2 in 2015, $0.5 in 2016, $1.8 in 2017, and $23.3 in 2018 and beyond.
(B)	Level 1 derivatives are valued using quoted market prices for identical instruments in active markets. The Level 2 derivatives are valued using quoted prices for similar assets or liabilities in active markets. For additional information, see Note 10: Derivative Financial Instruments.
(C)	Long-term debt is comprised of public Senior Notes classified as Level 1 and private Senior Notes classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the private Senior Notes is based on the net present value of each interest and principal payment calculated utilizing an interest rate derived from a fair market yield curve.

Note 12: Income Taxes

During the three-month period ended July 31, 2013, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, partially offset by state income taxes.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $4.6, primarily as a result of expiring statute of limitations periods.

Note 13: Accumulated Other Comprehensive (Loss) Income

During the first quarter of 2014, we adopted FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements.

The components of accumulated other comprehensive loss as shown in the Condensed Consolidated Balance Sheet is as follows:

			Unrealized	Unrealized
	Foreign	Pension and	Gain (Loss)	Gain (Loss) on	Accumulated
	Currency	Other	on Available-	Cash Flow	Other
	Translation	Postretirement	for-Sale	Hedging	Comprehensive
	Adjustment	Liabilities (1)	Securities	Derivatives (2)	(Loss) Income
Balance at May 1, 2013	$61.5	$(131.4)	$4.5	$(11.2)	$(76.6)
Reclassification adjustments	—	3.0	—	8.9	11.9
Current period charge	(6.0)	—	(0.8)	(6.0)	(12.8)
Income tax (expense) benefit	—	(1.1)	0.3	(1.0)	(1.8)

Balance at July 31, 2013	$55.5	$(129.5)	$4.0	$(9.3)	$(79.3)

(1)	Amortization of net losses was reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expenses.
(2)	Of the total losses reclassified from accumulated other comprehensive loss, $8.8 was reclassified to cost of products sold related to commodity derivatives.

Income tax (expense) benefit is determined using the applicable deferred tax rate for each component of accumulated other comprehensive loss.

Note 14: Guarantor and Non-Guarantor Financial Information

Our $750.0 million 3.50 percent Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by: J.M. Smucker LLC and The Folgers Coffee Company (the “subsidiary guarantors”), which are 100 percent wholly-owned subsidiaries of the Company. A subsidiary guarantor will be released from its obligations under the indenture governing the notes (a) if we exercise our legal or covenant defeasance option or if our obligations under the indenture are discharged in accordance with the terms of the indenture or (b) upon delivery of an officer’s certificate to the trustee that the subsidiary guarantor does not guarantee our obligations under any of our other primary senior indebtedness and that any other guarantees of such primary senior indebtedness of the subsidiary guarantor have been released other than through discharges as a result of payment by such guarantor on such guarantees.

Condensed consolidated financial information for the Company, the subsidiary guarantors, and the non-guarantor subsidiaries is provided below. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with our 100 percent wholly-owned subsidiary guarantors and non-guarantor subsidiaries. We have accounted for investments in subsidiaries using the equity method.

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

	Three Months Ended July 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$736.0	$303.4	$1,593.4	$(1,281.9)	$1,350.9
Cost of products sold	600.4	277.4	1,257.9	(1,277.7)	858.0

Gross Profit	135.6	26.0	335.5	(4.2)	492.9
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	48.6	10.9	196.5	—	256.0
Amortization	1.1	—	23.4	—	24.5
Other operating (income) expense—net	(1.5)	(0.2)	0.8	—	(0.9)

Operating Income	87.4	15.3	114.8	(4.2)	213.3
Interest (expense) income—net	(24.0)	0.3	(0.1)	—	(23.8)
Other income (expense)—net	—	0.1	(0.1)	—	—
Equity in net earnings of subsidiaries	82.6	32.9	15.4	(130.9)	—

Income Before Income Taxes	146.0	48.6	130.0	(135.1)	189.5
Income taxes	19.4	0.1	43.4	—	62.9

Net Income	$126.6	$48.5	$86.6	$(135.1)	$126.6
Other comprehensive (loss) income, net of tax	(2.7)	1.9	(3.9)	2.0	(2.7)

Comprehensive Income	$123.9	$50.4	$82.7	$(133.1)	$123.9

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

	Three Months Ended July 31, 2012
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$702.5	$318.2	$1,309.2	$(960.2)	$1,369.7
Cost of products sold	593.0	290.8	973.6	(957.5)	899.9

Gross Profit	109.5	27.4	335.6	(2.7)	469.8
Selling, distribution, and administrative expenses, restructuring, merger and integration, and other special project costs	56.9	11.9	187.3	—	256.1
Amortization	2.9	—	21.3	—	24.2
Other operating (income) expense—net	(0.7)	(0.5)	0.2	—	(1.0)

Operating Income	50.4	16.0	126.8	(2.7)	190.5
Interest (expense) income—net	(23.8)	0.3	(0.1)	—	(23.6)
Other income (expense)—net	4.5	0.5	(4.6)	—	0.4
Equity in net earnings of subsidiaries	89.3	33.2	16.5	(139.0)	—

Income Before Income Taxes	120.4	50.0	138.6	(141.7)	167.3
Income taxes	9.5	0.1	46.8	—	56.4

Net Income	$110.9	$49.9	$91.8	$(141.7)	$110.9
Other comprehensive (loss) income, net of tax	(0.4)	2.3	(2.5)	0.2	(0.4)

Comprehensive Income	$110.5	$52.2	$89.3	$(141.5)	$110.5

CONDENSED CONSOLIDATED BALANCE SHEETS
	July 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$21.0	$—	$136.5	$—	$157.5
Inventories	—	240.5	823.0	(4.2)	1,059.3
Other current assets	351.2	4.2	57.7	—	413.1

Total Current Assets	372.2	244.7	1,017.2	(4.2)	1,629.9
Property, Plant, and Equipment—Net	228.2	451.3	459.7	—	1,139.2
Investments in Subsidiaries	8,034.9	3,907.6	162.3	(12,104.8)	—
Intercompany	(2,516.5)	297.4	929.6	1,289.5	—
Other Noncurrent Assets
Goodwill	1,082.0	—	1,969.3	—	3,051.3
Other intangible assets—net	508.7	—	2,555.3	—	3,064.0
Other noncurrent assets	64.7	13.4	71.4	—	149.5

Total Other Noncurrent Assets	1,655.4	13.4	4,596.0	—	6,264.8

Total Assets	$7,774.2	$4,914.4	$7,164.8	$(10,819.5)	$9,033.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$513.6	$99.4	$190.1	$—	$803.1
Noncurrent Liabilities
Long-term debt	1,867.1	—	—	—	1,867.1
Deferred income taxes	89.1	—	890.7	—	979.8
Other noncurrent liabilities	229.3	18.1	61.4	—	308.8

Total Noncurrent Liabilities	2,185.5	18.1	952.1	—	3,155.7

Total Liabilities	2,699.1	117.5	1,142.2	—	3,958.8

Total Shareholders’ Equity	5,075.1	4,796.9	6,022.6	(10,819.5)	5,075.1

Total Liabilities and Shareholders’ Equity	$7,774.2	$4,914.4	$7,164.8	$(10,819.5)	$9,033.9

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$108.0	$—	$148.4	$—	$256.4
Inventories	—	225.9	733.2	(13.6)	945.5
Other current assets	320.4	3.3	69.6	—	393.3

Total Current Assets	428.4	229.2	951.2	(13.6)	1,595.2
Property, Plant, and Equipment—Net	230.9	445.1	466.5	—	1,142.5
Investments in Subsidiaries	7,950.9	3,856.6	146.6	(11,954.1)	—
Intercompany	(2,504.5)	324.8	941.3	1,238.4	—
Other Noncurrent Assets
Goodwill	1,082.0	—	1,970.9	—	3,052.9
Other intangible assets—net	509.8	—	2,579.6	—	3,089.4
Other noncurrent assets	72.0	13.7	66.1	—	151.8

Total Other Noncurrent Assets	1,663.8	13.7	4,616.6	—	6,294.1

Total Assets	$7,769.5	$4,869.4	$7,122.2	$(10,729.3)	$9,031.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$317.8	$104.9	$174.1	$—	$596.8
Noncurrent Liabilities
Long-term debt	1,967.8	—	—	—	1,967.8
Deferred income taxes	97.5	—	889.7	—	987.2
Other noncurrent liabilities	237.6	18.1	75.5	—	331.2

Total Noncurrent Liabilities	2,302.9	18.1	965.2	—	3,286.2

Total Liabilities	2,620.7	123.0	1,139.3	—	3,883.0

Total Shareholders’ Equity	5,148.8	4,746.4	5,982.9	(10,729.3)	5,148.8

Total Liabilities and Shareholders’ Equity	$7,769.5	$4,869.4	$7,122.2	$(10,729.3)	$9,031.8

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended July 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$37.3	$10.2	$34.6	$—	$82.1

Investing Activities
Additions to property, plant, and equipment	(4.0)	(19.5)	(12.8)	—	(36.3)
Proceeds from disposal of property, plant, and equipment	—	0.3	0.8	—	1.1
Other—net	(3.1)	(0.3)	(3.7)	—	(7.1)

Net Cash Used for Investing Activities	(7.1)	(19.5)	(15.7)	—	(42.3)

Financing Activities
Revolving credit facility—net	85.0	—	—	—	85.0
Quarterly dividends paid	(55.4)	—	—	—	(55.4)
Purchase of treasury shares	(165.4)	—	—	—	(165.4)
Proceeds from stock option exercises	0.1	—	—	—	0.1
Investments in subsidiaries	(1.4)	(18.1)	19.5	—	—
Intercompany	12.0	27.4	(39.4)	—	—
Other—net	7.9	—	(7.8)	—	0.1

Net Cash (Used for) Provided by Financing Activities	(117.2)	9.3	(27.7)	—	(135.6)
Effect of exchange rate changes on cash	—	—	(3.1)	—	(3.1)

Net decrease in cash and cash equivalents	(87.0)	—	(11.9)	—	(98.9)
Cash and cash equivalents at beginning of period	108.0	—	148.4	—	256.4

Cash and Cash Equivalents at End of Period	$21.0	$—	$136.5	$—	$157.5

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended July 31, 2012
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$32.0	$17.0	$127.7	$—	$176.7

Investing Activities
Additions to property, plant, and equipment	(8.0)	(23.2)	(15.1)	—	(46.3)
Proceeds from disposal of property, plant, and equipment	—	—	0.3	—	0.3
Other—net	(9.5)	3.1	24.1	—	17.7

Net Cash (Used for) Provided by Investing Activities	(17.5)	(20.1)	9.3	—	(28.3)

Financing Activities
Quarterly dividends paid	(52.8)	—	—	—	(52.8)
Purchase of treasury shares	(4.2)	—	—	—	(4.2)
Proceeds from stock option exercises	0.2	—	—	—	0.2
Investments in subsidiaries	(47.2)	(166.4)	213.6	—	—
Intercompany	174.8	169.5	(344.3)	—	—
Other—net	2.2	—	(10.0)	—	(7.8)

Net Cash Provided by (Used for) Financing Activities	73.0	3.1	(140.7)	—	(64.6)
Effect of exchange rate changes	—	—	(2.0)	—	(2.0)

Net increase (decrease) in cash and cash equivalents	87.5	—	(5.7)	—	81.8
Cash and cash equivalents at beginning of period	108.3	—	121.4	—	229.7

Cash and Cash Equivalents at End of Period	$195.8	$—	$115.7	$—	$311.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, unless otherwise noted, except per share data)

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2013 and 2012.

We are the owner of all trademarks, except for the following, which are used under license: Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC; Carnation® is a trademark of Société des Produits Nestlé S.A.; Dunkin’ Donuts is a registered trademark of DD IP Holder, LLC; Sweet’N Low®, NatraTaste®, Sugar In The Raw®, and the other “In The Raw” trademarks are registered trademarks of Cumberland Packing Corp. and its affiliates; Life is good® is a registered trademark of The Life is good Company; and Douwe Egberts® and Pickwick® are registered trademarks of D.E Master Blenders 1753 N.V. Borden® and Elsie are also trademarks used under license.

Dunkin’ Donuts brand is licensed to us for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. K-Cup® is a trademark of Keurig, Incorporated.

Results of Operations

	Three Months Ended July 31,
	2013	2012
Net sales	$1,350.9	$1,369.7
Gross profit	$492.9	$469.8
% of net sales	36.5%	34.3%
Operating income	$213.3	$190.5
% of net sales	15.8%	13.9%
Net income:
Net income	$126.6	$110.9
Net income per common share—assuming dilution	$1.19	$1.00
Gross profit excluding special project costs (1)	$494.4	$473.8
% of net sales	36.6%	34.6%
Operating income excluding special project costs (1)	$220.6	$218.4
% of net sales	16.3%	15.9%
Income excluding special project costs: (1)
Income	$131.5	$129.4
Income per common share—assuming dilution	$1.24	$1.17

(1)	Refer to “Non-GAAP Measures” located on page 24 for a reconciliation to the comparable GAAP financial measure.

Net sales decreased 1 percent in the first quarter of 2014, compared to the first quarter of 2013, primarily due to price declines taken over the past 12 months, partially offset by volume growth and favorable sales mix. Operating income increased 12 percent in the first quarter of 2014, compared to the first quarter of 2013, driven by lower restructuring, merger and integration, and certain pension settlement costs (“special project costs”) and overall lower commodity costs, partially offset by an increase in selling, distribution, and administrative (“SD&A”) expenses and a reduction in the amount of unrealized mark-to-market gains on derivative contracts. Excluding the impact of special project costs, operating income increased 1 percent. Net income per diluted share increased 19 percent in the first quarter of 2014, compared to the first quarter of 2013, while income per diluted share excluding special project costs increased 6 percent over the same period. Both measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities over the past 12 months.

Net Sales

Net sales decreased $18.8, or 1 percent, in the first quarter of 2014, compared to the first quarter of 2013, primarily due to a 4 percent reduction in net price realization reflecting price declines taken over the past 12 months, notably on coffee and peanut butter. Overall volume, based on weight, increased 1 percent in the first quarter of 2014, compared to the first quarter of 2013. Volume gains realized in Jif peanut butter, Crisco oils, Folgers coffee, and our flour brands were partially offset by planned declines in certain Santa Cruz Organic® beverages and the impact of the exited portion of our private label hot beverage business with foodservice customers. Sales mix was favorable in the quarter reflecting volume gains in the U.S. Retail Coffee segment.

Operating Income

The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2013	2012
Gross profit	36.5%	34.3%
Selling, distribution, and administrative expenses:
Marketing	5.8%	5.4%
Selling	3.4	3.4
Distribution	2.9	2.7
General and administrative	6.4	5.5

Total selling, distribution, and administrative expenses	18.5%	17.0%

Amortization	1.8	1.8
Other restructuring, merger and integration, and special project costs	0.4	1.7
Other operating income—net	(0.1)	(0.1)

Operating income	15.8%	13.9%

Amounts may not add due to rounding.

Gross profit increased $23.1, or 5 percent, in the first quarter of 2014, compared to the first quarter of 2013, due to the net benefit of lower commodity costs, favorable mix, and an increase in volume, which was somewhat offset by the unfavorable impact of a $15.1 change in the amount of unrealized mark-to-market gains on derivative contracts. Unrealized mark-to-market gains were $4.6 in the first quarter of 2014, compared to $19.7 in the first quarter of 2013. Excluding special project costs, gross profit increased $20.6, or 4 percent, and improved to 36.6 percent of net sales in the first quarter of 2014, compared to 34.6 percent in the first quarter of 2013.

Overall commodity costs were lower during the first quarter of 2014, compared to the first quarter of 2013, due primarily to green coffee. The benefit of lower commodity costs was partially reduced by price declines taken over the past year.

SD&A expenses increased 8 percent in the first quarter of 2014, compared to the first quarter of 2013, and increased as a percentage of net sales from 17.0 percent to 18.5 percent. General and administrative expenses increased 15 percent in the first quarter of 2014, compared to the first quarter of 2013, driven by employee compensation costs, expenses associated with a major information system upgrade, and other corporate initiatives. Marketing expenses increased 6 percent, primarily due to an increase in coffee brand building investments in the first quarter of 2014, compared to the first quarter of 2013. Over the same period, distribution expenses increased 7 percent, while selling expenses decreased 1 percent.

Operating income increased $22.8, or 12 percent, in the first quarter of 2014, compared to the first quarter of 2013, as a decrease in special project costs more than offset the increase in SD&A expenses. Special project costs were $20.6 lower in the first quarter of 2014, compared to the first quarter of 2013, reflecting substantial progress made on the related projects, with the majority of costs having been incurred in past years. Excluding special project costs in both periods, operating income increased $2.2, and increased from 15.9 percent of net sales in the first quarter of 2013 to 16.3 percent in the first quarter of 2014.

Income Taxes

Income taxes increased $6.5, or 12 percent, in the first quarter of 2014, compared to the first quarter of 2013, mainly due to the increase in income before income taxes. The effective tax rate decreased slightly from 33.7 percent in the first quarter of 2013 to 33.2 percent in the first quarter of 2014.

Restructuring

In addition to our previously announced restructuring plans related to our coffee, fruit spreads, and Canadian pickle and condiments operations, during 2013 we announced plans to expand capacity in order to support our growth objectives for the peanut and other nut butter businesses. We expect to incur restructuring costs of approximately $260.0 for all of our previously announced plans, of which $232.8 has been incurred through July 31, 2013, including $5.2 and $14.5 in the first quarters of 2014 and 2013, respectively. The majority of the remaining costs are anticipated to be recognized through 2015.

Upon completion, the overall restructuring plan will result in a reduction of approximately 850 full-time positions. As of July 31, 2013, approximately 80 percent of the 850 full-time positions have been reduced and the impacted facilities have been closed, except the Ste. Marie, Quebec facility which is anticipated to close in 2014. The majority of retail fruit spreads volume is being produced at a new state-of-the-art food manufacturing facility in Orrville, Ohio, while production of foodservice fruit spreads is expected to be transitioned to the new facility by the end of calendar 2013.

Segment Results

	Three Months Ended July 31,
	2013	2012	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$514.4	$520.8	(1)%
U.S. Retail Consumer Foods	536.4	528.4	1
International, Foodservice, and Natural Foods	300.1	320.5	(6)
Segment profit:
U.S. Retail Coffee	$146.0	$126.4	16%
U.S. Retail Consumer Foods	96.4	107.8	(11)
International, Foodservice, and Natural Foods	43.4	40.7	7
Segment profit margin:
U.S. Retail Coffee	28.4%	24.3%
U.S. Retail Consumer Foods	18.0	20.4
International, Foodservice, and Natural Foods	14.4	12.7

U.S. Retail Coffee

Net sales for the U.S. Retail Coffee segment decreased 1 percent in the first quarter of 2014, compared to the first quarter of 2013, as lower net price realization driven by a price decline of approximately 6 percent taken in February 2013 was partially offset by a 4 percent increase in volume. Volume growth in the first quarter of 2014, compared to the first quarter of 2013, was led by increases of 4 percent in the Folgers brand and 6 percent in Dunkin’ Donuts packaged coffee. Net sales of K-Cup packs increased $7.5, or 14 percent, in the first quarter of 2014, compared to the first quarter of 2013, and contributed 1 percentage point of growth to segment net sales, while contributing nominally to volume growth.

The U.S. Retail Coffee segment profit increased $19.6, or 16 percent, in the first quarter of 2014, compared to the first quarter of 2013. The prior year’s first quarter was unfavorably impacted by the timing of price declines that were taken before lower costs were recognized later that year. Green coffee costs were significantly lower in the first quarter of 2014, compared to the first quarter of 2013, and were partially offset by lower price realization. The favorable net price to cost relationship is expected to decrease significantly in the back half of the year in comparison to the prior year. The net benefit of lower cost and price along with volume gains contributed to increased segment profit for the quarter, and more than offset an increase in marketing expenses. Unrealized mark-to-market adjustments on derivative contracts were a gain of $2.9 in the first quarter of 2014, compared to a gain of $8.1 in the first quarter of 2013.

U.S. Retail Consumer Foods

Net sales for the U.S. Retail Consumer Foods segment increased 1 percent in the first quarter of 2014, compared to the first quarter of 2013, as a 4 percent increase in segment volume and favorable sales mix offset overall lower net price realization. Jif brand volume increased 8 percent in the first quarter of 2014, compared to the first quarter of 2013. Jif brand net sales decreased 1 percent over the same period due to the impact of a price decline taken in the third quarter of 2013. Smucker’s fruit spreads net sales decreased 4 percent driven by price declines taken late in 2013 while volume was flat in the first quarter of 2014, compared to the first quarter of 2013. Smucker’s Uncrustables® frozen sandwiches experienced another strong quarter as net sales and volume increased 23 percent and 22 percent, respectively, during the same period. Crisco brand net sales and volume increased 10 percent and 11 percent, respectively, in the first quarter of 2014, compared to the first quarter of 2013. Net sales and volume for the Pillsbury brand both increased 2 percent in the first quarter of 2014, compared to the first quarter of 2013, driven by flour and frostings. Canned milk net sales and volume increased 12 percent and 4 percent, respectively, during the first quarter of 2014, compared to the first quarter of 2013.

The U.S. Retail Consumer Foods segment profit decreased $11.4, or 11 percent, in the first quarter of 2014, compared to the first quarter of 2013. Positive unrealized mark-to-market adjustments on derivative contracts were lower than the prior year and contributed $6.0 to the decrease in segment profit. A mark-to-market gain of $0.6 was realized in the first quarter of 2014, compared to a gain of $6.6 in the first quarter of 2013. Commodity costs were modestly lower in the first quarter of 2014, compared to the first quarter of 2013, but did not compensate for overall lower prices, most notably for peanut butter. A peanut butter price decline of approximately 10 percent was taken late in the third quarter of 2013 in anticipation of further reductions in peanut costs later in 2014. As a result, peanut butter price realization was significantly lower and contributed much of the decrease in segment profit. Segment profit was positively impacted by the increase in volume in the first quarter of 2014, compared to the first quarter of 2013.

International, Foodservice, and Natural Foods

Net sales for the International, Foodservice, and Natural Foods segment decreased 6 percent in the first quarter of 2014, compared to the first quarter of 2013, driven by volume. Segment volume decreased 6 percent primarily due to planned declines in Santa Cruz Organic lemonades which resulted from a change in promotional strategy, and the impact of our previously announced exiting of portions of our hot beverage and Smucker’s Uncrustables frozen sandwich businesses with foodservice customers.

The International, Foodservice, and Natural Foods segment profit increased $2.7, or 7 percent, in the first quarter of 2014, compared to the first quarter of 2013, due primarily to the net benefit of overall lower raw material costs and favorable mix which more than offset the volume decline. There was essentially no impact of unrealized mark-to-market adjustments on derivative contracts in the first quarter of 2014, compared to a gain of $4.4 in the first quarter of 2013.

Financial Condition – Liquidity and Capital Resources

Liquidity

On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our revolving credit facility. Total cash and cash equivalents at July 31, 2013, were $157.5, compared to $256.4 at April 30, 2013.

We typically expect a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, the additional increase of coffee inventory in advance of the Atlantic hurricane season, and seasonal fruit procurement. We expect cash provided by operations in the second half of the fiscal year to significantly exceed the amount in the first half of the year, upon completion of the Fall Bake and Holiday period.

The following table presents selected cash flow information.

	Three Months Ended July 31,
	2013	2012
Net cash provided by operating activities	$82.1	$176.7
Net cash used for investing activities	(42.3)	(28.3)
Net cash used for financing activities	(135.6)	(64.6)

Net cash provided by operating activities	$82.1	$176.7
Additions to property, plant, and equipment	(36.3)	(46.3)

Free cash flow (1)	$45.8	$130.4

(1)	Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

Cash provided by operating activities decreased $94.6 in the first quarter of 2014, compared to the first quarter of 2013, due to an increase in the cash required to fund working capital. The increase was partially a result of a greater inventory buildup in the first quarter of 2014, compared to the first quarter 2013.

Cash used for investing activities was $42.3 in the first quarter of 2014, consisting primarily of $36.3 in capital expenditures. During the first quarter of 2013, cash of $28.3 was used for investing activities, including $46.3 in capital expenditures, partially offset by a decrease in cash margin accounts.

Cash used for financing activities increased $71.0 in the first quarter of 2014, compared to the first quarter of 2013, due to the purchase of treasury shares for $165.4 in the first quarter of 2014, partially offset by $85.0 of borrowings from our revolving credit facility.

Capital Resources

The following table presents our capital structure.

	July 31, 2013	April 30, 2013
Current portion of long-term debt	$150.0	$50.0
Revolving credit facility	85.0	—
Long-term debt, less current portion	1,867.1	1,967.8

Total debt	$2,102.1	$2,017.8
Shareholders’ equity	5,075.1	5,148.8

Total capital	$7,177.2	$7,166.6

We have available a $1.0 billion revolving credit facility with a group of nine banks that matures in July 2016. At July 31, 2013, there was an outstanding balance of $85.0 under the revolving credit facility at a weighted-average interest rate of 1.47 percent.

Our debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. We are in compliance with all covenants.

During the first quarter of 2014, we repurchased 1.5 million common shares for $152.2 utilizing borrowings from our revolving credit facility. As of July 31, 2013, we had 3.4 million common shares remaining available for repurchase under our Board of Directors’ most recent authorization.

Subsequent to July 31, 2013, we borrowed additional funds against our revolving credit facility, bringing the total outstanding balance to $210.0 at August 27, 2013, at a weighted-average interest rate of 1.43 percent.

Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under our credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, and interest and principal on debt outstanding. As of July 31, 2013, approximately $134.6 of total cash and cash equivalents was held by our international subsidiaries. We do not intend to repatriate these funds to meet these obligations. Should we repatriate these funds, we will be required to provide taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Non-GAAP Measures

We use non-GAAP financial measures including: gross profit, operating income, income, and income per diluted share, excluding special project costs; and free cash flow, as key measures for purposes of evaluating performance internally. We believe that these measures provide useful information to investors because they are the measures we use to evaluate performance on a comparable year-over-year basis. The special project costs relate to specific restructuring, merger and integration, and pension settlement projects that are each nonrecurring in nature and can significantly affect the year-over-year assessment of operating results. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure. See page 22 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended July 31,
	2013	2012
Reconciliation to gross profit:
Gross profit	$492.9	$469.8
Cost of products sold—restructuring and merger and integration	1.5	4.0

Gross profit excluding special project costs	$494.4	$473.8

Reconciliation to operating income:
Operating Income	$213.3	$190.5
Cost of products sold—restructuring and merger and integration	1.5	4.0
Other restructuring and merger and integration costs	5.8	17.2
Other special project costs	—	6.7

Operating income excluding special project costs	$220.6	$218.4

Reconciliation to net income:
Net income	$126.6	$110.9
Income taxes	62.9	56.4
Cost of products sold—restructuring and merger and integration	1.5	4.0
Other restructuring and merger and integration costs	5.8	17.2
Other special project costs	—	6.7

Income before income taxes, excluding special project costs	$196.8	$195.2
Income taxes, as adjusted	65.3	65.8

Income excluding special project costs	$131.5	$129.4
Weighted-average shares—assuming dilution	105,974,628	110,397,807
Income per common share excluding special project costs—assuming dilution	$1.24	$1.17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk: The fair value of our cash and short-term investment portfolio at July 31, 2013, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.

We utilize derivative instruments, at times, to manage changes in the fair value of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet and changes in the fair value would be recognized in interest expense.

Based on our overall interest rate exposure as of and during the three-month period ended July 31, 2013, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at July 31, 2013, would increase the fair value of our long-term debt by approximately $95.2.

Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2013, are not expected to result in a significant impact on future earnings or cash flows.

We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive loss. These gains or losses are reclassified to earnings in the period the contract is executed. Based on our hedged foreign currency positions as of July 31, 2013, a hypothetical 10 percent change in exchange rates would not result in a material loss of fair value.

Revenues from customers outside the U.S., subject to foreign currency exchange, represented approximately 7 percent of net sales during the three-month period ended July 31, 2013. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

Commodity Price Risk: We use certain raw materials and other commodities that are subject to price volatility caused by supply and demand conditions, political and economic variables, weather, investor speculation, and other unpredictable factors. To manage the volatility related to anticipated commodity purchases, we use futures and options with maturities of generally less than one year. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive loss to the extent effective and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on nonqualifying, excluded, and ineffective portions of hedges are recognized in cost of products sold immediately.

The following sensitivity analysis presents our potential loss of fair value resulting from a hypothetical 10 percent change in market prices related to raw material commodities.

	July 31, 2013	April 30, 2013
High	$27.8	$34.0
Low	5.6	7.6
Average	15.0	20.7

The estimated fair value was determined using quoted market prices and was based on our net derivative position by commodity for the previous four quarters. The calculations are not intended to represent actual losses in fair value that we expect to incur. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument; thus, we would expect that any gain or loss in the estimated fair value of its derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.

Certain Forward-Looking Statements

Certain statements included in this Quarterly Report contain forward-looking statements within the meaning of federal securities laws. The forward-looking statements may include statements concerning our current expectations, estimates, assumptions, and beliefs concerning future events, conditions, plans, and strategies that are not historical fact. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “plans,” and similar phrases.

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	volatility of commodity markets from which raw materials, particularly green coffee beans, peanuts, soybean oil, wheat, milk, corn, and sugar, are procured and the related impact on costs;

•

risks associated with derivative and purchasing strategies we employ to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact our liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•

our ability to successfully implement and realize the full benefit of price changes that are intended to fully recover cost including the competitive, retailer, and consumer response, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	our ability to successfully integrate acquired and merged businesses in a timely and cost-effective manner;

•	the successful completion of our restructuring programs and the ability to realize anticipated savings and other potential benefits within the time frames currently contemplated;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents and natural disasters, including crop failures and storm damage;

•

the concentration of certain of our businesses with key customers and suppliers, including single-source suppliers of certain key raw materials, such as packaging for our Folgers coffee products, and finished goods, such as K-Cup packs, and the ability to manage and maintain key relationships;

•	the loss of significant customers, a substantial reduction in orders from these customers, or the bankruptcy of any such customer;

•	changes in consumer coffee preferences and other factors affecting the coffee business, which represents a substantial portion of our business;

•	a change in outlook or downgrade in our public credit rating by a rating agency;

•	our ability to obtain any required financing on a timely basis and on acceptable terms;

•	the timing and amount of capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on our tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•

risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.

Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2013 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. During the first quarter of 2014, we completed a major upgrade of our enterprise resource planning systems and utilized the upgraded systems to generate our financial statements for the first quarter. We implemented specific controls during the first quarter to mitigate risks inherent in our system upgrade process. Pursuant to the execution of these controls, we have not identified any internal control issues in connection with the implementation or operation of the upgraded systems.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2013, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

The risk factor described below updates the risk factors disclosed in “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2013, to remove the specific risk associated with a major upgrade of our enterprise resource planning systems which was completed during the first quarter of 2014.

•

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2013—May 31, 2013	—	$—	—	4,944,300
June 1, 2013—June 30, 2013	1,478,145	101.28	1,348,700	3,595,600
July 1, 2013—July 31, 2013	151,300	103.68	151,300	3,444,300

Total	1,629,445	$101.50	1,500,000	3,444,300

Information set forth in the table above represents the activity in our first fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.
(d)	As of July 31, 2013, we had 3.4 million common shares remaining available for repurchase under our Board of Directors’ most recent authorization.

Item 6. Exhibits.

See the Index of Exhibits that appears on Page No. 33 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2013	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
By: RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended Articles of Incorporation of The J. M. Smucker Company.

3.2	Amended Regulations of The J. M. Smucker Company.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.