Form 10-Q
period 2013-10-31
SMUCKER J M CO
filed 2013-11-27
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

The Company had 105,138,264 common shares outstanding on November 22, 2013.

The Exhibit Index is located at Page No. 39.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in millions, except per share data)	2013	2012	2013	2012
Net sales	$1,559.9	$1,628.7	$2,910.8	$2,998.4
Cost of products sold	1,005.0	1,084.4	1,861.5	1,980.3
Cost of products sold—restructuring and merger and integration	2.3	2.4	3.8	6.4

Gross Profit	552.6	541.9	1,045.5	1,011.7
Selling, distribution, and administrative expenses	270.3	257.2	520.5	489.4
Amortization	24.7	24.2	49.2	48.4
Other restructuring and merger and integration costs	6.9	11.5	12.7	28.7
Other special project costs	—	—	—	6.7
Other operating (income) expense—net	(0.1)	1.4	(1.0)	0.4

Operating Income	250.8	247.6	464.1	438.1
Interest expense—net	(20.5)	(23.9)	(44.3)	(47.5)
Other (expense) income—net	(0.3)	0.5	(0.3)	0.9

Income Before Income Taxes	230.0	224.2	419.5	391.5
Income taxes	76.6	75.4	139.5	131.8

Net Income	$153.4	$148.8	$280.0	$259.7

Earnings per common share:
Net Income	$1.46	$1.36	$2.65	$2.37
Net Income—Assuming Dilution	$1.46	$1.36	$2.65	$2.36

Dividends Declared per Common Share	$0.58	$0.52	$1.16	$1.04

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in millions)	2013	2012	2013	2012
Net income	$153.4	$148.8	$280.0	$259.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4.6)	1.6	(10.6)	(3.5)
Cash flow hedging derivative activity, net of tax	(0.3)	(0.3)	1.6	2.5
Pension and other postretirement benefit plans activity, net of tax	0.6	2.1	2.5	4.2
Available-for-sale securities activity, net of tax	0.6	0.8	0.1	0.6

Total Other Comprehensive (Loss) Income	(3.7)	4.2	(6.4)	3.8

Comprehensive Income	$149.7	$153.0	$273.6	$263.5

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2013	April 30, 2013
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$150.5	$256.4
Trade receivables, less allowance for doubtful accounts	464.2	313.7
Inventories:
Finished products	672.5	618.9
Raw materials	351.2	326.6

	1,023.7	945.5
Other current assets	123.9	79.6

Total Current Assets	1,762.3	1,595.2

Property, Plant, and Equipment
Land and land improvements	103.2	98.5
Buildings and fixtures	516.0	494.4
Machinery and equipment	1,368.4	1,267.5
Construction in progress	69.1	124.9

	2,056.7	1,985.3
Accumulated depreciation	(893.5)	(842.8)

Total Property, Plant, and Equipment	1,163.2	1,142.5

Other Noncurrent Assets
Goodwill	3,100.7	3,052.9
Other intangible assets—net	3,076.2	3,089.4
Other noncurrent assets	143.6	151.8

Total Other Noncurrent Assets	6,320.5	6,294.1

Total Assets	$9,246.0	$9,031.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$261.6	$285.8
Accrued trade marketing and merchandising	71.4	57.4
Current portion of long-term debt	150.0	50.0
Revolving credit facility	207.0	—
Other current liabilities	206.0	203.6

Total Current Liabilities	896.0	596.8

Noncurrent Liabilities
Long-term debt	1,883.6	1,967.8
Deferred income taxes	999.8	987.2
Other noncurrent liabilities	298.7	331.2

Total Noncurrent Liabilities	3,182.1	3,286.2

Total Liabilities	4,078.1	3,883.0

Shareholders’ Equity
Common shares	26.3	26.6
Additional capital	4,092.4	4,125.1
Retained income	1,133.2	1,075.5
Amount due from ESOP Trust	(1.0)	(1.8)
Accumulated other comprehensive loss	(83.0)	(76.6)

Total Shareholders’ Equity	5,167.9	5,148.8

Total Liabilities and Shareholders’ Equity	$9,246.0	$9,031.8

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
(Dollars in millions)	2013	2012
Operating Activities
Net income	$280.0	$259.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75.0	72.0
Depreciation—restructuring and merger and integration	2.1	5.8
Amortization	49.2	48.4
Share-based compensation expense	12.3	10.5
Loss on sale of assets—net	1.0	2.7
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(147.3)	(122.3)
Inventories	(74.5)	(14.6)
Accounts payable and accrued items	4.9	98.9
Defined benefit pension contributions	(3.0)	(7.6)
Accrued and prepaid taxes	(33.0)	(13.4)
Other—net	1.3	19.5

Net Cash Provided by Operating Activities	168.0	359.6

Investing Activities
Businesses acquired, net of cash acquired	(102.0)	—
Additions to property, plant, and equipment	(83.4)	(98.5)
Proceeds from disposal of property, plant, and equipment	1.4	0.6
Other—net	(8.9)	5.9

Net Cash Used for Investing Activities	(192.9)	(92.0)

Financing Activities
Revolving credit facility—net	207.0	—
Quarterly dividends paid	(116.4)	(110.2)
Purchase of treasury shares	(165.5)	(175.3)
Proceeds from stock option exercises	0.3	0.8
Other—net	(1.3)	(7.6)

Net Cash Used for Financing Activities	(75.9)	(292.3)
Effect of exchange rate changes on cash	(5.1)	(1.4)

Net decrease in cash and cash equivalents	(105.9)	(26.1)
Cash and cash equivalents at beginning of period	256.4	229.7

Cash and Cash Equivalents at End of Period	$150.5	$203.6

(    ) Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted, except per share data)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements of The J. M. Smucker Company (“Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

Operating results for the six-month period ended October 31, 2013, are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2013.

Note 2: Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing impairment of indefinite-lived intangible assets by allowing the option to perform a qualitative test to assess the likelihood that the estimated fair value is less than the carrying amount. ASU 2012-02 is effective for the annual impairment test we perform after May 1, 2013. We do not anticipate that the adoption of ASU 2012-02 will change the process for our February 1, 2014 impairment test.

Note 3: Acquisitions

During the quarter, we completed two acquisitions for aggregate net cash consideration of $102.0. Enray Inc. (“Enray”), a leading manufacturer and marketer of premium organic, gluten-free ancient grain products, was acquired on August 20, 2013. Silocaf of New Orleans, Inc. (“Silocaf”), a strategic investment related to our green coffee supply chain, was acquired on September 5, 2013.

The purchase price for each business acquired was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocations include total intangible assets of $37.6 for both Enray and Silocaf. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, the excess was allocated to goodwill. Preliminary valuations resulted in Enray goodwill of $28.7, which was assigned to the International, Foodservice, and Natural Foods segment, and Silocaf goodwill of $22.0, which was assigned to the U.S. Retail Coffee segment, as detailed below.

	U.S. Retail Coffee	U.S. Retail Consumer Foods	International, Foodservice, and Natural Foods	Total
Balance at May 1, 2012	$1,720.3	$1,035.2	$299.1	$3,054.6
Other	—	(0.6)	(1.1)	(1.7)

Balance at April 30, 2013	$1,720.3	$1,034.6	$298.0	$3,052.9
Acquisitions	22.0	—	28.7	50.7
Other	—	(1.0)	(1.9)	(2.9)

Balance at October 31, 2013	$1,742.3	$1,033.6	$324.8	$3,100.7

The results of operations for both of the acquired businesses are included in the condensed consolidated financial statements from the date of the transaction and did not have a material impact on the quarter ended October 31, 2013, nor expected to materially affect results of operations for the year ending April 30, 2014.

Note 4: Restructuring

During 2010, we announced plans to restructure our coffee and fruit spreads operations as part of our ongoing efforts to enhance the long-term strength and profitability of our leading brands. Subsequent to 2010, we expanded our restructuring plans to include the Canadian pickle and condiments operations and the capacity expansion of our peanut and other nut butter businesses. We expect to incur restructuring costs of approximately $260.0 for all of our restructuring plans, of which $239.6 has been incurred through October 31, 2013. The majority of the remaining costs are anticipated to be recognized through 2015.

Upon completion, the overall restructuring plan will result in a reduction of approximately 850 full-time positions. As of October 31, 2013, approximately 80 percent of the 850 full-time positions have been reduced and the impacted facilities have been closed, except the Ste. Marie, Quebec facility, which is anticipated to close in the fourth quarter of 2014.

The following table summarizes the restructuring activity, including the liabilities recorded and the total amount expected to be incurred.

	Long-Lived Asset Charges	Employee Separation	Site Preparation and Equipment Relocation	Production Start-up	Other Costs	Total
Total expected restructuring charge	$102.0	$67.0	$42.5	$39.0	$9.5	$260.0

Balance at May 1, 2012	$—	$8.8	$—	$—	$—	$8.8
Charge to expense	8.2	3.4	13.4	10.8	3.0	38.8
Cash payments	—	(4.5)	(13.4)	(10.8)	(3.0)	(31.7)
Noncash utilization	(8.2)	—	—	—	—	(8.2)

Balance at April 30, 2013	$—	$7.7	$—	$—	$—	$7.7
Charge to expense	1.7	2.5	3.9	3.4	0.5	12.0
Cash payments	—	(2.1)	(3.9)	(3.4)	(0.5)	(9.9)
Noncash utilization	(1.7)	(0.2)	—	—	—	(1.9)

Balance at October 31, 2013	$—	$7.9	$—	$—	$—	$7.9

Remaining expected restructuring charge	$0.4	$3.6	$5.6	$9.0	$1.8	$20.4

In the three and six months ended October 31, 2013, total restructuring charges of $6.8 and $12.0, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $2.1 and $3.5 were reported in cost of products sold in the three and six months ended October 31, 2013, respectively, while the remaining charges were reported in other restructuring and merger and integration costs. In the three and six months ended October 31, 2012, total restructuring charges of $10.3 and $24.8, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $2.0 and $5.6 were reported in cost of products sold in the three and six months ended October 31, 2012, respectively, while the remaining charges were reported in other restructuring and merger and integration costs. The restructuring costs classified as cost of products sold include plant start-up costs at the new facilities and long-lived asset charges for accelerated depreciation related to property, plant, and equipment that had been used at the affected production facilities prior to closure.

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

Note 5: Common Shares

The following table sets forth common share information.

	October 31, 2013	April 30, 2013
Common shares authorized	300,000,000	150,000,000
Common shares outstanding	105,138,908	106,486,935
Treasury shares	23,466,257	22,118,230

We repurchased 1.5 million common shares for $152.2 during the first quarter of 2014. During 2013, we repurchased 4.0 million common shares for $359.4. As of October 31, 2013, we had 3.4 million common shares remaining available for repurchase under our Board of Directors’ most recent authorization.

During the second quarter of 2014, our shareholders approved an amendment to our Amended Articles of Incorporation to increase the number of common shares authorized for issuance by the Company from 150.0 million common shares to 300.0 million common shares.

Note 6: Reportable Segments

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Net sales:
U.S. Retail Coffee	$594.9	$622.5	$1,109.3	$1,143.3
U.S. Retail Consumer Foods	612.6	619.3	1,149.0	1,147.7
International, Foodservice, and Natural Foods	352.4	386.9	652.5	707.4

Total net sales	$1,559.9	$1,628.7	$2,910.8	$2,998.4

Segment profit:
U.S. Retail Coffee	$180.6	$158.2	$326.6	$284.6
U.S. Retail Consumer Foods	99.2	111.1	195.6	218.9
International, Foodservice, and Natural Foods	47.4	58.2	90.8	98.9

Total segment profit	$327.2	$327.5	$613.0	$602.4

Interest expense—net	(20.5)	(23.9)	(44.3)	(47.5)
Cost of products sold—restructuring and merger and integration	(2.3)	(2.4)	(3.8)	(6.4)
Other restructuring and merger and integration costs	(6.9)	(11.5)	(12.7)	(28.7)
Other special project costs	—	—	—	(6.7)
Corporate administrative expenses	(67.2)	(66.0)	(132.4)	(122.5)
Other (expense) income—net	(0.3)	0.5	(0.3)	0.9

Income before income taxes	$230.0	$224.2	$419.5	$391.5

Note 7: Debt and Financing Arrangements

Long-term debt consists of the following:

	October 31, 2013	April 30, 2013
4.78% Senior Notes due June 1, 2014	$100.0	$100.0
6.12% Senior Notes due November 1, 2015	24.0	24.0
6.63% Senior Notes due November 1, 2018	393.5	395.0
3.50% Senior Notes due October 15, 2021	766.1	748.8
5.55% Senior Notes due April 1, 2022	350.0	350.0
4.50% Senior Notes due June 1, 2025	400.0	400.0

Total long-term debt	$2,033.6	$2,017.8
Current portion of long-term debt	150.0	50.0

Total long-term debt, less current portion	$1,883.6	$1,967.8

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

Interest paid totaled $22.8 and $26.7 for the three months ended October 31, 2013 and 2012, respectively, and $45.2 and $48.9 for the six months ended October 31, 2013 and 2012, respectively. This differs from interest expense due to the timing of payments, amortization of fair value adjustments, amortization of debt issue costs, and interest capitalized.

In the second quarter of 2014, we entered into an interest rate swap, with a notional amount of $750.0, on the 3.50 percent Senior Notes due October 15, 2021, converting the Senior Notes from a fixed to a variable rate basis. The interest rate swap was designated as a fair value hedge of the underlying debt obligation. At October 31, 2013, a net gain from changes in the fair value of the interest rate swap of $17.2 was recognized in interest expense with a corresponding offset due to changes in the fair value of the hedged underlying debt, resulting in no net impact to interest expense. For additional information, see Note 11: Derivative Financial Instruments.

On September 6, 2013, we entered into an amended and restated credit agreement with a group of eleven banks. The credit facility, which amends and restates our $1.0 billion credit agreement dated as of July 29, 2011, provides for a revolving credit line of $1.5 billion and extends the maturity to September 6, 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, London Interbank Offered Rate (“LIBOR”), or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. At October 31, 2013, we had a balance outstanding under the revolving credit facility of $207.0 at a weighted-average interest rate of 1.10 percent.

Our debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. We are in compliance with all covenants.

Note 8: Earnings per Share

The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Net income	$153.4	$148.8	$280.0	$259.7
Net income allocated to participating securities	1.2	1.2	2.3	2.2

Net income allocated to common stockholders	$152.2	$147.6	$277.7	$257.5

Weighted-average common shares outstanding	104,311,146	108,269,499	104,694,335	108,844,046
Dilutive effect of stock options	15,251	26,600	16,003	28,068

Weighted-average common shares outstanding—assuming dilution	104,326,397	108,296,099	104,710,338	108,872,114

Net income per common share	$1.46	$1.36	$2.65	$2.37

Net income per common share—assuming dilution	$1.46	$1.36	$2.65	$2.36

Note 9: Pensions and Other Postretirement Benefits

The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$2.2	$2.3	$0.5	$0.5
Interest cost	5.6	6.0	0.5	0.8
Expected return on plan assets	(6.4)	(6.3)	—	—
Recognized net actuarial loss	3.3	3.2	—	—
Other	0.3	0.3	(0.2)	(0.1)

Net periodic benefit cost	$5.0	$5.5	$0.8	$1.2

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$4.4	$4.6	$1.1	$1.2
Interest cost	11.0	12.0	1.1	1.5
Expected return on plan assets	(12.8)	(12.6)	—	—
Recognized net actuarial loss	6.6	6.6	—	—
Settlement loss	—	6.7	—	—
Other	0.6	0.5	(0.5)	(0.1)

Net periodic benefit cost	$9.8	$17.8	$1.7	$2.6

Note 10: Contingencies

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

Note 11: Derivative Financial Instruments

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

Certain of the derivative instruments meet the hedge accounting criteria and are accounted for as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affects earnings. Cash flows related to qualifying hedges are classified consistently with the cash flows from the hedged item in the Condensed Statements of Consolidated Cash Flows. In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in the fair value of the commodity’s futures contracts are highly effective in hedging price risks associated with the commodity purchased. Hedge effectiveness is measured and assessed at inception and on a monthly basis. The realized and unrealized mark-to-market gains or losses on nonqualifying and ineffective portions of commodity hedges are recognized in cost of products sold immediately.

The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument; thus, we would expect that any gain or loss in the estimated fair value of the derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.

Foreign Currency Exchange Rate Hedging: We utilize foreign currency forwards and options contracts to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials, finished goods, and fixed assets in Canada. The contracts generally have maturities of less than one year. At the inception of the contract, the derivative is evaluated and documented for hedge accounting treatment. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive loss. These deferred gains or losses are reclassified to earnings in the period in which the hedged transaction affects earnings. The ineffective portion of these contracts is immediately recognized in earnings.

Interest Rate Hedging: We utilize derivative instruments to manage changes in the fair value and cash flows of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the interest rate swap would be recognized at fair value on the balance sheet and changes in the fair value would be recognized in interest expense. Generally, gains and losses recognized on the instrument have no net impact to earnings as the change in the fair value of the derivative is equal to the change in the fair value of the underlying debt.

During the second quarter of 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. We receive cash flows from the counterparty at a fixed rate and pay the counterparty variable rates based on the LIBOR. The interest rate swap was recognized at fair value in the Condensed

Consolidated Balance Sheet at October 31, 2013, and changes in the fair value were recognized in interest expense. The net gain of $17.2 recognized on the derivative instrument during the second quarter had no net impact to earnings, as the change in the fair value of the derivative was equal to the change in fair value of the underlying debt. There were no interest rate swaps outstanding at April 30, 2013.

The following table sets forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2013			April 30, 2013
	Other Current Assets	Other Current Liabilities	Other Noncurrent Liabilities	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Interest rate contract	$18.2	$—	$1.0	$—	$—
Commodity contracts	1.0	3.8	—	2.1	2.0

Total derivatives designated as hedging instruments	$19.2	$3.8	$1.0	$2.1	$2.0

Derivatives not designated as hedging instruments:
Commodity contracts	$5.4	$4.6	$—	$3.6	$2.3
Foreign currency exchange contracts	0.8	0.2	—	0.7	0.2

Total derivatives not designated as hedging instruments	$6.2	$4.8	$—	$4.3	$2.5

Total derivative instruments	$25.4	$8.6	$1.0	$6.4	$4.5

During the first quarter of 2014, we adopted FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, as clarified by ASU 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified by ASU 2013-01, requires additional disclosures around netting of derivatives. We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At October 31, 2013 and April 30, 2013, we maintained cash margin account balances of $7.2 and $5.5, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges.

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Losses recognized in other comprehensive (loss) income (effective portion)	$(4.6)	$(13.1)	$(10.6)	$(15.3)
Losses reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	(3.9)	(12.5)	(12.7)	(19.0)

Change in accumulated other comprehensive loss	$(0.7)	$(0.6)	$2.1	$3.7

Gains (losses) recognized in cost of products sold (ineffective portion)	$0.1	$(0.1)	$0.1	$(0.2)

Included as a component of accumulated other comprehensive loss at October 31, 2013 and April 30, 2013, were deferred pre-tax losses of $10.0 and $12.2, respectively, related to commodity contracts. The related tax impact recognized in accumulated other comprehensive loss was a benefit of $3.7 and $4.4 at October 31, 2013 and April 30, 2013, respectively. The entire amount of the deferred loss included in accumulated other comprehensive loss at October 31, 2013, is expected to be recognized in earnings within one year as the related commodities are sold.

Included as a component of accumulated other comprehensive loss at October 31, 2013 and April 30, 2013, were deferred pre-tax losses of $5.1 and $5.4, respectively, related to the termination of a prior interest rate swap in October 2011 on the 3.50 percent Senior Notes due October 15, 2021. The related tax benefit recognized in accumulated other comprehensive loss was $1.8 and $1.9 at October 31, 2013 and April 30, 2013, respectively. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months.

We reclassified $0.2 of the loss recognized on the interest rate swap designated as a cash flow hedge from other comprehensive loss to interest expense during the three months ended October 31, 2013 and 2012, respectively, and $0.3 during the six months ended October 31, 2013 and 2012, respectively.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Unrealized (losses) gains on commodity contracts	$(1.5)	$(11.2)	$3.0	$8.4
Unrealized gains on foreign currency exchange contracts	—	0.9	0.1	1.0

Total unrealized (losses) gains recognized in cost of products sold	$(1.5)	$(10.3)	$3.1	$9.4

Realized gains (losses) on commodity contracts	$0.3	$7.2	$(6.1)	$(0.6)
Realized gains (losses) on foreign currency exchange contracts	0.8	(0.3)	1.8	(0.2)

Total realized gains (losses) recognized in cost of products sold	$1.1	$6.9	$(4.3)	$(0.8)

Total (losses) gains recognized in cost of products sold	$(0.4)	$(3.4)	$(1.2)	$8.6

The following table presents the gross contract notional value of outstanding derivative contracts.

	October 31, 2013	April 30, 2013
Commodity contracts	$324.5	$347.6
Foreign currency exchange contracts	63.0	56.8
Interest rate contract	750.0	—

Note 12: Other Financial Instruments and Fair Value Measurements

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

The following table provides information on the carrying amounts and fair values of our financial instruments.

	October 31, 2013		April 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$52.2	$52.2	$48.8	$48.8
Derivative financial instruments—net	15.8	15.8	1.9	1.9
Long-term debt	(2,033.6)	(2,290.5)	(2,017.8)	(2,388.1)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at October 31, 2013
Other investments: (A)
Equity mutual funds	$22.7	$—	$—	$22.7
Municipal obligations	—	28.7	—	28.7
Other investments	0.8	—	—	0.8
Derivatives: (B)
Commodity contracts—net	(1.7)	(0.3)	—	(2.0)
Foreign currency exchange contracts—net	0.1	0.5	—	0.6
Interest rate contract—net	—	17.2	—	17.2
Long-term debt (C)	(757.5)	(1,533.0)	—	(2,290.5)

Total financial instruments measured at fair value	$(735.6)	$(1,486.9)	$—	$(2,222.5)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2013
Other investments: (A)
Equity mutual funds	$21.6	$—	$—	$21.6
Municipal obligations	—	26.6	—	26.6
Other investments	0.6	—	—	0.6
Derivatives: (B)
Commodity contracts—net	0.7	0.7	—	1.4
Foreign currency exchange contracts—net	—	0.5	—	0.5
Long-term debt (C)	(803.6)	(1,584.5)	—	(2,388.1)

Total financial instruments measured at fair value	$(780.7)	$(1,556.7)	$—	$(2,337.4)

(A)	Other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include Level 1 equity securities listed in active markets and Level 2 municipal obligations valued by a third party using valuation techniques that utilize inputs which are derived principally from or corroborated by observable market data. As of October 31, 2013, our municipal obligations are scheduled to mature as follows: $0.9 in 2014, $2.1 in 2015, $0.5 in 2016, $1.8 in 2017, and $23.4 in 2018 and beyond.
(B)	Level 1 commodity contract derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity contract and foreign exchange contract derivatives are valued using quoted prices for similar assets or liabilities in active markets. The Level 2 interest rate contract derivative is valued using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single discounted present value. Level 2 inputs for the interest rate contract are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. For additional information, see Note 11: Derivative Financial Instruments.
(C)	Long-term debt is comprised of public Senior Notes classified as Level 1 and private Senior Notes classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the private Senior Notes is based on the net present value of each interest and principal payment calculated utilizing an interest rate derived from a fair market yield curve.

Note 13: Income Taxes

During the three-month and six-month period ended October 31, 2013, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, partially offset by state income taxes.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $3.9, primarily as a result of expiring statute of limitations periods.

Note 14: Accumulated Other Comprehensive Loss

On May 1, 2013, we adopted FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In accordance with ASU 2013-02, the components of accumulated other comprehensive loss, including the reclassification adjustments for items that are reclassified from accumulated other comprehensive loss to net income are shown below.

			Unrealized	Unrealized
	Foreign	Pension and	Gain (Loss)	(Loss) Gain on	Accumulated
	Currency	Other	on Available-	Cash Flow	Other
	Translation	Postretirement	for-Sale	Hedging	Comprehensive
	Adjustment	Liabilities (A)	Securities	Derivatives (B)	Loss
Balance at May 1, 2013	$61.5	$(131.4)	$4.5	$(11.2)	$(76.6)
Reclassification adjustments	—	6.0	—	13.0	19.0
Current period (charge) credit	(10.6)	(2.2)	0.2	(10.6)	(23.2)
Income tax expense	—	(1.3)	(0.1)	(0.8)	(2.2)

Balance at October 31, 2013	$50.9	$(128.9)	$4.6	$(9.6)	$(83.0)

(A)	Amortization of net losses was reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expenses.
(B)	Of the total losses reclassified from accumulated other comprehensive loss, $12.7 was reclassified to cost of products sold related to commodity derivatives and $0.3 was reclassified to interest expense related to the interest rate swap.

Note 15: Guarantor and Non-Guarantor Financial Information

Our 3.50 percent Senior Notes due October 15, 2021, are fully and unconditionally guaranteed, on a joint and several basis, by: J.M. Smucker LLC and The Folgers Coffee Company (the “subsidiary guarantors”), which are 100 percent wholly-owned subsidiaries of the Company. A subsidiary guarantor will be released from its obligations under the indenture governing the notes (a) if we exercise our legal or covenant defeasance option or if our obligations under the indenture are discharged in accordance with the terms of the indenture or (b) upon delivery of an officer’s certificate to the trustee that the subsidiary guarantor does not guarantee our obligations under any of our other primary senior indebtedness and that any other guarantees of such primary senior indebtedness of the subsidiary guarantor have been released other than through discharges as a result of payment by such guarantor on such guarantees.

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

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$852.6	$377.5	$1,855.2	$(1,525.4)	$1,559.9
Cost of products sold	692.6	345.8	1,487.0	(1,518.1)	1,007.3

Gross Profit	160.0	31.7	368.2	(7.3)	552.6
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	55.4	12.4	209.4	—	277.2
Amortization	1.0	—	23.7	—	24.7
Other operating (income) expense—net	0.1	0.3	(0.5)	—	(0.1)

Operating Income	103.5	19.0	135.6	(7.3)	250.8
Interest (expense) income—net	(20.4)	0.3	(0.4)	—	(20.5)
Other expense—net	—	(0.3)	—	—	(0.3)
Equity in net earnings of subsidiaries	95.5	39.3	18.7	(153.5)	—

Income Before Income Taxes	178.6	58.3	153.9	(160.8)	230.0
Income taxes	25.2	0.1	51.3	—	76.6

Net Income	$153.4	$58.2	$102.6	$(160.8)	$153.4
Other comprehensive (loss) income, net of tax	(3.7)	3.2	(4.6)	1.4	(3.7)

Comprehensive Income	$149.7	$61.4	$98.0	$(159.4)	$149.7

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31, 2012
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$834.5	$358.2	$1,537.8	$(1,101.8)	$1,628.7
Cost of products sold	694.2	330.1	1,164.7	(1,102.2)	1,086.8

Gross Profit	140.3	28.1	373.1	0.4	541.9
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	59.1	10.8	198.8	—	268.7
Amortization	3.0	—	21.2	—	24.2
Other operating (income) expense—net	—	(0.8)	2.2	—	1.4

Operating Income	78.2	18.1	150.9	0.4	247.6
Interest (expense) income—net	(24.1)	0.3	(0.1)	—	(23.9)
Other income (expense)—net	5.0	0.2	(4.7)	—	0.5
Equity in net earnings of subsidiaries	109.8	40.2	18.2	(168.2)	—

Income Before Income Taxes	168.9	58.8	164.3	(167.8)	224.2
Income taxes	20.1	0.1	55.2	—	75.4

Net Income	$148.8	$58.7	$109.1	$(167.8)	$148.8
Other comprehensive income (loss), net of tax	4.2	(0.7)	2.1	(1.4)	4.2

Comprehensive Income	$153.0	$58.0	$111.2	$(169.2)	$153.0

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

	Six Months Ended October 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,588.6	$680.9	$3,448.6	$(2,807.3)	$2,910.8
Cost of products sold	1,293.0	623.2	2,744.9	(2,795.8)	1,865.3

Gross Profit	295.6	57.7	703.7	(11.5)	1,045.5
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	104.0	23.3	405.9	—	533.2
Amortization	2.1	—	47.1	—	49.2
Other operating (income) expense—net	(1.4)	0.1	0.3	—	(1.0)

Operating Income	190.9	34.3	250.4	(11.5)	464.1
Interest (expense) income—net	(44.4)	0.6	(0.5)	—	(44.3)
Other expense—net	—	(0.2)	(0.1)	—	(0.3)
Equity in net earnings of subsidiaries	178.1	72.2	34.1	(284.4)	—

Income Before Income Taxes	324.6	106.9	283.9	(295.9)	419.5
Income taxes	44.6	0.2	94.7	—	139.5

Net Income	$280.0	$106.7	$189.2	$(295.9)	$280.0
Other comprehensive (loss) income, net of tax	(6.4)	5.1	(8.5)	3.4	(6.4)

Comprehensive Income	$273.6	$111.8	$180.7	$(292.5)	$273.6

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

	Six Months Ended October 31, 2012
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,537.0	$676.4	$2,847.0	$(2,062.0)	$2,998.4
Cost of products sold	1,287.2	620.9	2,138.3	(2,059.7)	1,986.7

Gross Profit	249.8	55.5	708.7	(2.3)	1,011.7
Selling, distribution, and administrative expenses, restructuring, merger and integration, and other special project costs	116.0	22.7	386.1	—	524.8
Amortization	5.9	—	42.5	—	48.4
Other operating (income) expense—net	(0.7)	(1.3)	2.4	—	0.4

Operating Income	128.6	34.1	277.7	(2.3)	438.1
Interest (expense) income—net	(47.9)	0.6	(0.2)	—	(47.5)
Other income (expense)—net	9.5	0.7	(9.3)	—	0.9
Equity in net earnings of subsidiaries	199.1	73.4	34.7	(307.2)	—

Income Before Income Taxes	289.3	108.8	302.9	(309.5)	391.5
Income taxes	29.6	0.2	102.0	—	131.8

Net Income	$259.7	$108.6	$200.9	$(309.5)	$259.7
Other comprehensive income (loss), net of tax	3.8	1.6	(0.4)	(1.2)	3.8

Comprehensive Income	$263.5	$110.2	$200.5	$(310.7)	$263.5

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5.5	$—	$145.0	$—	$150.5
Inventories	—	224.2	811.0	(11.5)	1,023.7
Other current assets	466.6	4.9	116.6	—	588.1

Total Current Assets	472.1	229.1	1,072.6	(11.5)	1,762.3
Property, Plant, and Equipment—Net	228.8	462.7	471.7	—	1,163.2
Investments in Subsidiaries	8,286.8	4,013.4	181.6	(12,481.8)	—
Intercompany	(2,668.9)	265.1	918.3	1,485.5	—
Other Noncurrent Assets
Goodwill	1,082.0	—	2,018.7	—	3,100.7
Other intangible assets—net	507.7	—	2,568.5	—	3,076.2
Other noncurrent assets	69.1	12.7	61.8	—	143.6

Total Other Noncurrent Assets	1,658.8	12.7	4,649.0	—	6,320.5

Total Assets	$7,977.6	$4,983.0	$7,293.2	$(11,007.8)	$9,246.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$602.3	$102.4	$191.3	$—	$896.0
Noncurrent Liabilities
Long-term debt	1,883.6	—	—	—	1,883.6
Deferred income taxes	90.2	—	909.6	—	999.8
Other noncurrent liabilities	233.6	18.2	46.9	—	298.7

Total Noncurrent Liabilities	2,207.4	18.2	956.5	—	3,182.1

Total Liabilities	2,809.7	120.6	1,147.8	—	4,078.1

Total Shareholders’ Equity	5,167.9	4,862.4	6,145.4	(11,007.8)	5,167.9

Total Liabilities and Shareholders’ Equity	$7,977.6	$4,983.0	$7,293.2	$(11,007.8)	$9,246.0

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$108.0	$—	$148.4	$—	$256.4
Inventories	—	225.9	733.2	(13.6)	945.5
Other current assets	320.4	3.3	69.6	—	393.3

Total Current Assets	428.4	229.2	951.2	(13.6)	1,595.2
Property, Plant, and Equipment—Net	230.9	445.1	466.5	—	1,142.5
Investments in Subsidiaries	7,950.9	3,856.6	146.6	(11,954.1)	—
Intercompany	(2,504.5)	324.8	941.3	1,238.4	—
Other Noncurrent Assets
Goodwill	1,082.0	—	1,970.9	—	3,052.9
Other intangible assets—net	509.8	—	2,579.6	—	3,089.4
Other noncurrent assets	72.0	13.7	66.1	—	151.8

Total Other Noncurrent Assets	1,663.8	13.7	4,616.6	—	6,294.1

Total Assets	$7,769.5	$4,869.4	$7,122.2	$(10,729.3)	$9,031.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$317.8	$104.9	$174.1	$—	$596.8
Noncurrent Liabilities
Long-term debt	1,967.8	—	—	—	1,967.8
Deferred income taxes	97.5	—	889.7	—	987.2
Other noncurrent liabilities	237.6	18.1	75.5	—	331.2

Total Noncurrent Liabilities	2,302.9	18.1	965.2	—	3,286.2

Total Liabilities	2,620.7	123.0	1,139.3	—	3,883.0

Total Shareholders’ Equity	5,148.8	4,746.4	5,982.9	(10,729.3)	5,148.8

Total Liabilities and Shareholders’ Equity	$7,769.5	$4,869.4	$7,122.2	$(10,729.3)	$9,031.8

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended October 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$(25.8)	$66.0	$127.8	$—	$168.0

Investing Activities
Businesses acquired, net of cash acquired	—	—	(102.0)	—	(102.0)
Additions to property, plant, and equipment	(12.0)	(45.5)	(25.9)	—	(83.4)
Proceeds from disposal of property, plant, and equipment	—	0.4	1.0	—	1.4
Other—net	(3.1)	(0.3)	(5.5)	—	(8.9)

Net Cash Used for Investing Activities	(15.1)	(45.4)	(132.4)	—	(192.9)

Financing Activities
Revolving credit facility—net	207.0	—	—	—	207.0
Quarterly dividends paid	(116.4)	—	—	—	(116.4)
Purchase of treasury shares	(165.5)	—	—	—	(165.5)
Proceeds from stock option exercises	0.3	—	—	—	0.3
Investments in subsidiaries	(157.8)	(80.3)	238.1	—	—
Intercompany	164.4	59.7	(224.1)	—	—
Other—net	6.4	—	(7.7)	—	(1.3)

Net Cash (Used for) Provided by Financing Activities	(61.6)	(20.6)	6.3	—	(75.9)
Effect of exchange rate changes on cash	—	—	(5.1)	—	(5.1)

Net decrease in cash and cash equivalents	(102.5)	—	(3.4)	—	(105.9)
Cash and cash equivalents at beginning of period	108.0	—	148.4	—	256.4

Cash and Cash Equivalents at End of Period	$5.5	$—	$145.0	$—	$150.5

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended October 31, 2012
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$0.3	$71.6	$287.7	$—	$359.6

Investing Activities
Additions to property, plant, and equipment	(17.4)	(46.1)	(35.0)	—	(98.5)
Proceeds from disposal of property, plant, and equipment	—	0.1	0.5	—	0.6
Other—net	(9.5)	1.3	14.1	—	5.9

Net Cash Used for Investing Activities	(26.9)	(44.7)	(20.4)	—	(92.0)

Financing Activities
Quarterly dividends paid	(110.2)	—	—	—	(110.2)
Purchase of treasury shares	(175.3)	—	—	—	(175.3)
Proceeds from stock option exercises	0.8	—	—	—	0.8
Investments in subsidiaries	(110.3)	(149.8)	260.1	—	—
Intercompany	378.6	122.9	(501.5)	—	—
Other—net	2.4	—	(10.0)	—	(7.6)

Net Cash Used for Financing Activities	(14.0)	(26.9)	(251.4)	—	(292.3)
Effect of exchange rate changes	—	—	(1.4)	—	(1.4)

Net (decrease) increase in cash and cash equivalents	(40.6)	—	14.5	—	(26.1)
Cash and cash equivalents at beginning of period	108.3	—	121.4	—	229.7

Cash and Cash Equivalents at End of Period	$67.7	$—	$135.9	$—	$203.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, unless otherwise noted, except per share data)

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2013 and 2012. Results for the quarter and six months ended October 31, 2013, include the operations of Enray since the completion of the acquisition on August 20, 2013, and the impact of our licensing and distribution agreement with Cumberland Packing Corp. (“Cumberland”) which commenced on July 1, 2013.

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

Dunkin’ Donuts brand is licensed to us for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. K-Cup® is a trademark of Keurig, Incorporated, used with permission.

Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Net sales	$1,559.9	$1,628.7	$2,910.8	$2,998.4
Gross profit	$552.6	$541.9	$1,045.5	$1,011.7
% of net sales	35.4%	33.3%	35.9%	33.7%
Operating income	$250.8	$247.6	$464.1	$438.1
% of net sales	16.1%	15.2%	15.9%	14.6%
Net income:
Net income	$153.4	$148.8	$280.0	$259.7
Net income per common share—assuming dilution	$1.46	$1.36	$2.65	$2.36
Gross profit excluding special project costs (1)	$554.9	$544.3	$1,049.3	$1,018.1
% of net sales	35.6%	33.4%	36.0%	34.0%
Operating income excluding special project costs (1)	$260.0	$261.5	$480.6	$479.9
% of net sales	16.7%	16.1%	16.5%	16.0%
Income excluding special project costs: (1)
Income	$159.5	$158.1	$291.0	$287.5
Income per common share—assuming dilution	$1.52	$1.45	$2.76	$2.62

(1)	Refer to “Non-GAAP Measures” located on page 28 for a reconciliation to the comparable GAAP financial measure.

Net sales in the second quarter of 2014 decreased 4 percent, compared to the second quarter of 2013, reflecting price declines taken over the past 12 months and the impact of the planned exit of certain portions of our business in the International, Foodservice, and Natural Foods segment. Operating income increased 1 percent in the second quarter of 2014, compared to the second quarter of 2013, driven by favorable mix and a decline in unrealized mark-to-market losses on derivative contracts, partially offset by an increase in selling, distribution, and administrative (“SD&A”) expenses. Operating income decreased 1 percent excluding the impact of restructuring, merger and integration, and certain pension settlement costs (“special project costs”). Net income per diluted share increased 7 percent for the second quarter of 2014, as compared to the second quarter of 2013, while income per diluted share excluding special project costs increased 5 percent over the same period. Both measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities over the past 12 months.

Net sales in the first six months of 2014 decreased 3 percent, compared to the first six months of 2013, reflecting price declines taken over the past 12 months and the impact of the planned exit of certain portions of our business in the International, Foodservice, and Natural Foods segment. Operating income increased 6 percent in the first six months of 2014, compared to the first six months of 2013, driven by favorable mix and lower special project costs, partially offset by an increase in SD&A expenses. Excluding the impact of special project costs, operating income was flat in the first six months of 2014, as compared to the prior period. Net income per diluted share increased 12 percent for the first six months of 2014, compared to the first six months of 2013, while income per diluted share excluding special project costs increased 5 percent. Both measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities over the past 12 months.

Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2013	2012	Increase (Decrease)%		2013	2012	Increase (Decrease)%
Net sales	$1,559.9	$1,628.7	$(68.8)	(4)%	$2,910.8	$2,998.4	$(87.6)	(3)%
Adjust for certain noncomparable items:
Enray acquisition	(11.3)	—	(11.3)	(1)	(11.3)	—	(11.3)	—
Cumberland distribution agreement	(10.2)	—	(10.2)	(1)	(12.6)	—	(12.6)	—
Foreign exchange	6.7	—	6.7	—	7.6	—	7.6	—

Net sales adjusted for certain noncomparable items (1)	$1,545.1	$1,628.7	$(83.6)	(5)%	$2,894.5	$2,998.4	$(103.9)	(3)%

Amounts may not add due to rounding.

(1)	Net sales adjusted for the noncomparable impact of the Enray acquisition, the Cumberland distribution agreement, and foreign exchange is a non-GAAP measure used in evaluating performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales decreased $68.8, or 4 percent, in the second quarter of 2014, compared to the second quarter of 2013, due to the impact of a 4 percent reduction in net price realization reflecting price declines taken over the past 12 months, notably on coffee and peanut butter. Favorable sales mix contributed 1 percent to net sales in the second quarter of 2014 and was attributed to volume gains in retail coffee combined with a decrease in flour. Contributing to net sales in the second quarter of 2014 was a combined $21.5 from the acquired Enray business and Cumberland distribution agreement. Volume gains were realized in Crisco oils, Folgers coffee, Jif peanut butter, Smucker’s fruit spreads, and Dunkin’ Donuts packaged coffee. Excluding the impact of the exited portions of our hot beverage and Smucker’s Uncrustables® frozen sandwich businesses with foodservice customers, volume decreased 1 percent, driven primarily by flour and canned milk. Both volume measures exclude the impact of Enray and Cumberland.

Net sales decreased $87.6, or 3 percent, in the first six months of 2014, compared to the first six months of 2013, primarily due to a 4 percent reduction in net price realization reflecting price declines taken over the past 12 months, partially offset by favorable sales mix, which contributed 1 percent to net sales in the first six months of 2014, and a combined $23.9 contribution from the Enray and Cumberland businesses. Volume gains were realized in Crisco oils, Jif peanut butter, and Folgers coffee. Excluding the impact of the exited portions of our hot beverage and Smucker’s Uncrustables frozen sandwich businesses with foodservice customers, volume was flat. Both volume measures exclude the impact of Enray and Cumberland.

Operating Income

The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Gross profit	35.4%	33.3%	35.9%	33.7%
Selling, distribution, and administrative expenses:
Marketing	5.4%	5.1%	5.6%	5.2%
Selling	3.5	3.2	3.5	3.3
Distribution	2.7	2.5	2.8	2.6
General and administrative	5.7	5.0	6.0	5.2

Total selling, distribution, and administrative expenses	17.3%	15.8%	17.9%	16.3%

Amortization	1.6	1.5	1.7	1.6
Other restructuring, merger and integration, and special project costs	0.4	0.7	0.4	1.2
Other operating (income) expense—net	—	0.1	—	—

Operating income	16.1%	15.2%	15.9%	14.6%

Amounts may not add due to rounding.

Gross profit increased $10.7, or 2 percent, in the second quarter of 2014, compared to the second quarter of 2013, and gross margin increased from 33.3 percent to 35.4 percent. Unrealized mark-to-market adjustments on derivative contracts contributed $8.8 to the increase in gross profit as the impact of losses decreased from $10.3 in the second quarter of 2013 to $1.5 in the second quarter of 2014.

The favorable impact of an increase in U.S. Retail Coffee segment volume and the addition of the Enray and Cumberland businesses contributed to gross profit in the second quarter of 2014, but were mostly offset by the impact of the exited foodservice businesses. In addition, gross profit in the second quarter of 2014 was impacted by an increase in temporary incremental costs at our new fruit spreads manufacturing facility and capacity expansion costs at our Smucker’s Uncrustables frozen sandwich facility.

Overall commodity costs were lower during the second quarter of 2014, compared to the second quarter of 2013, due primarily to green coffee. However, the impact of price declines taken across all categories more than offset the benefit of these lower commodity costs resulting in a slightly unfavorable impact on gross profit.

SD&A expenses increased 5 percent in the second quarter of 2014, compared to the second quarter of 2013, and increased as a percentage of net sales from 15.8 percent to 17.3 percent. General and administrative expenses increased 10 percent in the second quarter of 2014, compared to the second quarter of 2013, primarily due to certain expenses in the prior year being favorably impacted by a cost savings program. Selling expenses increased 6 percent while marketing and distribution expenses increased 2 percent and 3 percent, respectively, in the second quarter of 2014, compared to the second quarter of 2013.

Operating income increased $3.2, or 1 percent, in the second quarter of 2014, compared to the second quarter of 2013, as special project costs were $4.7 lower in the second quarter of 2014. Excluding special project costs in both periods, operating income decreased $1.5, but increased from 16.1 percent of net sales in the second quarter of 2013 to 16.7 percent in the second quarter of 2014.

Gross profit increased $33.8, or 3 percent, in the first six months of 2014, compared to the first six months of 2013, and gross margin increased from 33.7 percent to 35.9 percent over the same period. The increase in gross profit was due to favorable mix which was partially driven by coffee and the net benefit of lower commodity costs, partially offset by the impact of the exited foodservice businesses and the unfavorable impact of a $6.3 change in the amount of unrealized mark-to-market gains on derivative contracts. Unrealized mark-to-market gains were $3.1 in the first six months of 2014, compared to $9.4 in the first six months of 2013.

Overall commodity costs were lower during the first six months of 2014, compared to the first six months of 2013, due primarily to green coffee. The benefit of lower commodity costs was somewhat reduced by price declines taken over the past year.

SD&A expenses increased 6 percent in the first six months of 2014, compared to the first six months of 2013, and increased as a percentage of net sales from 16.3 percent to 17.9 percent. General and administrative expenses increased 12 percent in the first six months of 2014, compared to the first six months of 2013, driven by certain corporate initiatives, employee compensation costs, and expenses associated with a major information system upgrade. Marketing expenses increased 4 percent, primarily due to an increase in coffee brand building investments in the first six months of 2014, compared to the first six months of 2013. Distribution and selling expenses increased 5 percent and 3 percent, respectively, over the same period.

Operating income increased $26.0, or 6 percent, in the first six months of 2014, compared to the first six months of 2013, as the increase in SD&A expenses was mostly offset by a $25.3 decrease in special project costs. The decrease in special project costs resulted from the substantial progress made on the related projects, with the majority of costs having been incurred in past years. Excluding special project costs in both periods, operating income was flat, but increased from 16.0 percent of net sales in the first six months of 2013 to 16.5 percent in the first six months of 2014.

Other

Net interest expense decreased $3.4 and $3.2 in the second quarter and first six months of 2014, respectively, compared to 2013, reflecting the impact of an interest rate swap entered into during the second quarter of 2014.

Income taxes increased $1.2, or 2 percent, in the second quarter of 2014, compared to the second quarter of 2013, and increased $7.7, or 6 percent, in the first six months of 2014, compared to the first six months of 2013, due to an increase in income before income taxes, partially offset by a slightly lower effective tax rate in 2014, as compared to the prior year.

Restructuring

During 2010, we announced plans to restructure our coffee and fruit spreads operations as part of our ongoing efforts to enhance the long-term strength and profitability of our leading brands. Subsequent to 2010, we expanded our restructuring plans to include the Canadian pickle and condiments operations and the capacity expansion of our peanut and other nut butter businesses. We expect to incur restructuring costs of approximately $260.0 for all of our restructuring plans, of which $239.6 has been incurred through October 31, 2013. Restructuring costs of $6.8 and $12.0 have been incurred in the second quarter and first six months of 2014, respectively, compared to $10.3 and $24.8 in the second quarter and first six months of 2013, respectively. The majority of the remaining costs are anticipated to be recognized through 2015.

Upon completion, the overall restructuring plan will result in a reduction of approximately 850 full-time positions. As of October 31, 2013, approximately 80 percent of the 850 full-time positions have been reduced and the impacted facilities have been closed, except the Ste. Marie, Quebec facility, which is anticipated to close in the fourth quarter of 2014. The majority of our retail and foodservice fruit spreads volume is now being produced at our new facility in Orrville, Ohio.

Segment Results

	Three Months Ended October 31,			Six Months Ended October 31,
	2013	2012	% Increase (Decrease)	2013	2012	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$594.9	$622.5	(4)%	$1,109.3	$1,143.3	(3)%
U.S. Retail Consumer Foods	612.6	619.3	(1)	1,149.0	1,147.7	0
International, Foodservice, and Natural Foods	352.4	386.9	(9)	652.5	707.4	(8)
Segment profit:
U.S. Retail Coffee	$180.6	$158.2	14%	$326.6	$284.6	15%
U.S. Retail Consumer Foods	99.2	111.1	(11)	195.6	218.9	(11)
International, Foodservice, and Natural Foods	47.4	58.2	(18)	90.8	98.9	(8)
Segment profit margin:
U.S. Retail Coffee	30.3%	25.4%		29.4%	24.9%
U.S. Retail Consumer Foods	16.2	17.9		17.0	19.1
International, Foodservice, and Natural Foods	13.5	15.0		13.9	14.0

U.S. Retail Coffee

Net sales for the U.S. Retail Coffee segment decreased 4 percent in the second quarter of 2014, compared to the second quarter of 2013, as net price realization was lower due primarily to a price decline of approximately 6 percent taken in February 2013 reflecting the pass through of lower commodity costs. Segment volume increased 2 percent in the second quarter of 2014, compared to the second quarter of 2013, led by increases of 1 percent in the Folgers brand and 11 percent in Dunkin’ Donuts packaged coffee. Net sales of K-Cup packs were flat compared to last year’s second quarter as the overall category remained dynamic and experienced increases in the number of new competitive entrants.

The U.S. Retail Coffee segment profit increased $22.4, or 14 percent, in the second quarter of 2014, compared to the second quarter of 2013, as green coffee costs were significantly lower in the second quarter of 2014, and were only partially offset by lower price realization. Unrealized mark-to-market adjustments on derivative contracts were a gain of $0.5 in the second quarter of 2014, compared to a loss of $4.5 in the second quarter of 2013.

Net sales for the U.S. Retail Coffee segment decreased 3 percent for the first six months of 2014, compared to the first six months of 2013, as lower net price realization driven by the price decline taken in February 2013 was partially offset by a 3 percent increase in volume. Volume growth in the first six months of 2014, compared to the first six months of 2013, was driven by increases of 3 percent in the Folgers brand and 9 percent in Dunkin’ Donuts packaged coffee. Net sales of K-Cup packs increased $7.7, or 6 percent, in the first six months of 2014, compared to the first six months of 2013.

The U.S. Retail Coffee segment profit increased $42.0, or 15 percent, in the first six months of 2014, compared to the first six months of 2013. The prior year was unfavorably impacted by the timing of price declines that were taken before lower costs were recognized later that year. Green coffee costs were significantly lower in the first six months of 2014, compared to the first six months of 2013, and were partially offset by lower price realization.

U.S. Retail Consumer Foods

Net sales for the U.S. Retail Consumer Foods segment decreased 1 percent in the second quarter of 2014, compared to the second quarter of 2013, as overall lower net price realization offset favorable sales mix. Segment volume for the second quarter of 2014 was flat, compared to the second quarter of 2013. Jif brand volume increased 2 percent in the second quarter of 2014, compared to 2013, while net sales decreased 5 percent over the same period due to the impact of a price decline taken in the third quarter of 2013. Smucker’s fruit spreads volume increased 4 percent in the second quarter of 2014, compared to 2013, and net sales decreased 2 percent driven by price declines taken late in 2013. Net sales and volume of Smucker’s Uncrustables frozen sandwiches both increased 25 percent. Crisco brand net sales and volume both increased 4 percent in the second quarter of 2014, compared to 2013, while net sales and volume for the

Pillsbury brand decreased 1 percent and 2 percent, respectively. Canned milk net sales and volume decreased 3 percent and 8 percent, respectively, during the second quarter of 2014, compared to 2013, as an increase in Eagle Brand sweetened condensed milk was offset by declines in our private label offerings.

Commodity costs in the segment were modestly lower in the second quarter of 2014, compared to the second quarter of 2013, as declines in peanut costs were mostly offset by higher milk costs. However, overall lower net price realization primarily related to peanut butter and fruit spreads drove the U.S. Retail Consumer Foods segment profit decrease of $11.9, or 11 percent, in the second quarter of 2014, compared to the second quarter of 2013. Additionally, temporary incremental costs were incurred at our new fruit spreads manufacturing facility along with capacity expansion costs at our Smucker’s Uncrustables frozen sandwich facility during the second quarter of 2014. Unrealized mark-to-market adjustments on derivative contracts were a loss of $1.2 in the second quarter of 2014, compared to a loss of $5.0 in the second quarter of 2013.

Net sales for the U.S. Retail Consumer Foods segment in the first six months of 2014 were flat, compared to the first six months of 2013, as a 1 percent increase in segment volume and favorable sales mix offset overall lower net price realization. Jif brand volume increased 5 percent in the first six months of 2014, compared to the first six months of 2013, while net sales for the brand decreased 3 percent over the same period due to the impact of the price decline taken in the third quarter of 2013. Smucker’s fruit spreads net sales decreased 3 percent driven by price declines taken late in 2013 while volume increased 2 percent in the first six months of 2014, compared to the first six months of 2013. Smucker’s Uncrustables frozen sandwiches net sales and volume both increased 24 percent during the same period. Crisco brand net sales and volume both increased 6 percent in the first six months of 2014, compared to the first six months of 2013. Net sales for the Pillsbury brand were flat in the first six months of 2014, compared to the first six months of 2013, while volume for the brand decreased 1 percent. Canned milk net sales increased 2 percent during the first six months of 2014, compared to the first six months of 2013, while volume decreased 4 percent.

The U.S. Retail Consumer Foods segment profit decreased $23.3, or 11 percent, in the first six months of 2014, compared to the first six months of 2013, primarily driven by lower price realization related to peanut butter and fruit spreads. Segment profit was positively impacted by segment volume in the first six months of 2014, compared to the first six months of 2013.

International, Foodservice, and Natural Foods

Net sales in the International, Foodservice, and Natural Foods segment decreased 9 percent in the second quarter of 2014, compared to the second quarter of 2013. Excluding the impact of the acquired Enray business, the Cumberland distribution agreement, and foreign exchange, segment net sales decreased 13 percent over the same period. Segment volume decreased 10 percent, excluding the impact of Enray and Cumberland, primarily attributed to the exited portions of our hot beverage and Smucker’s Uncrustables frozen sandwich businesses with foodservice customers and planned declines in Santa Cruz Organic® lemonades. Although net sales of Smucker’s Uncrustables frozen sandwiches in U.S. Retail Consumer Foods increased 25 percent during the second quarter of 2014, compared to the second quarter of 2013, the increase did not offset the impact of the brand’s exit of certain portions of the business in International, Foodservice, and Natural Foods. Excluding the planned exits and the declines in Santa Cruz Organic lemonades, segment volume declines were driven by the Robin Hood® and Five Roses® flour brands in Canada, mostly due to the timing of fall bake activities. Net price realization was lower in the second quarter of 2014, compared to the second quarter of 2013, primarily due to price declines on coffee.

The International, Foodservice, and Natural Foods segment profit decreased $10.8, or 18 percent, in the second quarter of 2014, compared to the second quarter of 2013, due primarily to the impact of the exited foodservice businesses. Overall commodity costs were lower but were more than offset by lower net price realization. Additionally, unfavorable foreign exchange negatively impacted profit growth during the period. The addition of the Cumberland and Enray businesses contributed modestly to segment profit in the second quarter of 2014. There was essentially no impact of unrealized mark-to-market adjustments on derivative contracts in the second quarter of 2014, compared to a loss of $2.4 in the second quarter of 2013.

Net sales for the International, Foodservice, and Natural Foods segment decreased 8 percent in the first six months of 2014, compared to the first six months of 2013. Excluding the impact of the Enray and Cumberland businesses and foreign exchange, segment net sales decreased 10 percent. Segment volume decreased 8 percent in the first six months of 2014, compared to the first six months of 2013, primarily due to the impact of the exited portions of our hot beverage and Smucker’s Uncrustables frozen sandwich businesses with foodservice customers and planned declines in Santa Cruz Organic lemonades. Lower net price realization also contributed to the decrease in net sales.

The International, Foodservice, and Natural Foods segment profit decreased $8.1, or 8 percent, in the first six months of 2014, compared to the first six months of 2013, due primarily to the impact of the exited portions of our hot beverage and Smucker’s Uncrustables frozen sandwich businesses, partially offset by favorable mix.

Financial Condition – Liquidity and Capital Resources

Liquidity

On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our revolving credit facility. Total cash and cash equivalents at October 31, 2013, were $150.5, compared to $256.4 at April 30, 2013.

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

The following table presents selected cash flow information.

	Six Months Ended October 31,
	2013	2012
Net cash provided by operating activities	$168.0	$359.6
Net cash used for investing activities	(192.9)	(92.0)
Net cash used for financing activities	(75.9)	(292.3)

Net cash provided by operating activities	$168.0	$359.6
Additions to property, plant, and equipment	(83.4)	(98.5)

Free cash flow (1)	$84.6	$261.1

(1)	Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

Cash provided by operating activities decreased $191.6 in the first six months of 2014, compared to the first six months of 2013, primarily due to an increase in the cash required to fund working capital. The increase was mainly a result of a decline in certain accrued liabilities and an increase in inventory quantities, particularly for coffee, as compared to the prior year.

Cash used for investing activities increased $100.9 in the first six months of 2014, compared to the first six months of 2013, primarily due to the net use of cash of $102.0 related to the acquisitions of Enray and Silocaf during the second quarter.

Cash used for financing activities was $75.9 in the first six months of 2014, consisting primarily of the purchase of treasury shares for $165.5 and dividends paid of $116.4, mostly offset by $207.0 of borrowings from our revolving credit facility. In the first six months of 2013, cash used for financing activities was $292.3, consisting primarily of the purchase of treasury shares for $175.3 and dividends paid of $110.2.

Capital Resources

The following table presents our capital structure.

	October 31, 2013	April 30, 2013
Current portion of long-term debt	$150.0	$50.0
Revolving credit facility	207.0	—
Long-term debt, less current portion	1,883.6	1,967.8

Total debt	$2,240.6	$2,017.8
Shareholders’ equity	5,167.9	5,148.8

Total capital	$7,408.5	$7,166.6

On September 6, 2013, we entered into an amended and restated credit agreement with a group of eleven banks. The credit facility, which amends and restates our $1.0 billion credit agreement dated as of July 29, 2011, provides for a revolving credit line of $1.5 billion and extends the maturity to September 6, 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. At October 31, 2013, we had a balance outstanding under the revolving credit facility of $207.0 at a weighted-average interest rate of 1.10 percent.

Our debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. We are in compliance with all covenants.

As of October 31, 2013, we had 3.4 million common shares remaining available for repurchase under our Board of Directors’ most recent authorization.

Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under our credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, and interest and principal on debt outstanding. As of October 31, 2013, approximately $140.0 of total cash and cash equivalents was held by our international subsidiaries. We do not intend to repatriate these funds to meet these obligations. Should we repatriate these funds, we will be required to provide taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Subsequent to October 31, 2013, we paid down a portion of our revolving credit facility, bringing the total outstanding balance to $95.0 at November 26, 2013, at a weighted-average interest rate of 1.07 percent.

Non-GAAP Measures

We use non-GAAP financial measures including: net sales adjusted for the noncomparable impact of the Enray acquisition, the Cumberland distribution agreement, and foreign exchange rate; gross profit, operating income, income, and income per diluted share, excluding special project costs; and free cash flow, as key measures for purposes of evaluating performance internally. We believe that these measures provide useful information to investors because they are the measures we use to evaluate performance on a comparable year-over-year basis. The special project costs relate to specific restructuring, merger and integration, and pension settlement projects that are each nonrecurring in nature and can significantly affect the year-over-year assessment of operating results. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure. See page 26 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Reconciliation to gross profit:
Gross profit	$552.6	$541.9	$1,045.5	$1,011.7
Cost of products sold—restructuring and merger and integration	2.3	2.4	3.8	6.4

Gross profit excluding special project costs	$554.9	$544.3	$1,049.3	$1,018.1

Reconciliation to operating income:
Operating Income	$250.8	$247.6	$464.1	$438.1
Cost of products sold—restructuring and merger and integration	2.3	2.4	3.8	6.4
Other restructuring and merger and integration costs	6.9	11.5	12.7	28.7
Other special project costs	—	—	—	6.7

Operating income excluding special project costs	$260.0	$261.5	$480.6	$479.9

Reconciliation to net income:
Net income	$153.4	$148.8	$280.0	$259.7
Income taxes	76.6	75.4	139.5	131.8
Cost of products sold—restructuring and merger and integration	2.3	2.4	3.8	6.4
Other restructuring and merger and integration costs	6.9	11.5	12.7	28.7
Other special project costs	—	—	—	6.7

Income before income taxes, excluding special project costs	$239.2	$238.1	$436.0	$433.3
Income taxes, as adjusted	79.7	80.0	145.0	145.8

Income excluding special project costs	$159.5	$158.1	$291.0	$287.5
Weighted-average shares—assuming dilution	105,145,966	109,251,455	105,560,298	109,824,632
Income per common share excluding special project costs—assuming dilution	$1.52	$1.45	$2.76	$2.62

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.

The following table summarizes our contractual obligations by fiscal year at October 31, 2013.

	Total	2014	2015-2016	2017-2018	2019 and beyond
Long-term debt obligations, including current portion	$2,000.0	$50.0	$199.0	$75.0	$1,676.0
Interest payments	604.6	47.4	176.2	161.3	219.7
Operating lease obligations	96.1	14.0	34.1	28.4	19.6
Purchase obligations	787.0	587.9	199.1	—	—
Other liabilities	279.1	7.9	50.7	15.4	205.1

Total	$3,766.8	$707.2	$659.1	$280.1	$2,120.4

Long-term debt obligations, including current portion in the above table exclude the impact of any interest rate swaps or offering discounts. Purchase obligations in the above table include agreements that are enforceable and legally bind us to purchase goods or services. Included in this category are certain obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials and packaging supplies. We expect to receive consideration for these purchase obligations in the form of materials. These purchase obligations do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Other liabilities in the above table mainly consist of projected commitments associated with our defined benefit pension plans and other postretirement benefits. The table excludes the liability for unrecognized tax benefits and tax-related net interest and penalties of approximately $30.7 under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk: The fair value of our cash and short-term investment portfolio at October 31, 2013, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.

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

We entered into an interest rate swap in the second quarter of 2014 on a portion of fixed-rate Senior Notes in an effort to achieve a mix of variable versus fixed-rate debt under currently favorable market conditions.

Based on our overall interest rate exposure as of and during the six-month period ended October 31, 2013, including the impact of derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at October 31, 2013, would increase the fair value of our long-term debt by approximately $92.1.

Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2013, are not expected to result in a significant impact on future earnings or cash flows.

We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive loss. These gains or losses are reclassified to earnings in the period the contract is executed. Based on our hedged foreign currency positions as of October 31, 2013, a hypothetical 10 percent change in exchange rates would not result in a material loss of fair value.

Revenues from customers outside the U.S., subject to foreign currency exchange, represented approximately 8 percent of net sales during the six-month period ended October 31, 2013. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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

	October 31, 2013	April 30, 2013
High	$17.1	$34.0
Low	4.6	7.6
Average	10.3	20.7

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2013, as revised in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2013—August 31, 2013	768	$62.11	—	3,444,300
September 1, 2013—September 30, 2013	—	—	—	3,444,300
October 1, 2013—October 31, 2013	583	111.37	—	3,444,300

Total	1,351	$83.37	—	3,444,300

Information set forth in the table above represents the activity in our second fiscal quarter.

(a)	Shares in this column represent shares repurchased from stock plan recipients in lieu of cash payments.
(d)	As of October 31, 2013, we had 3.4 million common shares remaining available for repurchase under our Board of Directors’ most recent authorization.

Item 6. Exhibits.

See the Index of Exhibits that appears on Page No. 39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 27, 2013	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
By: RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Third Amended and Restated Credit Agreement, dated as of September 6, 2013, among the Company, Smucker Foods of Canada Corp., the Guarantors, the Lenders, and the Agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 10, 2013.

10.2	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014).*

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or agreement.