Form 10-Q
period 2014-01-31
SMUCKER J M CO
filed 2014-02-27
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

The Company had 103,688,935 common shares outstanding on February 26, 2014.

The Exhibit Index is located at Page No. 39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share data)	2014	2013	2014	2013
Net sales	$1,465.5	$1,559.6	$4,376.3	$4,558.0
Cost of products sold	917.4	1,022.2	2,778.9	3,002.5
Cost of products sold – restructuring and merger and integration	2.9	1.2	6.7	7.6

Gross Profit	545.2	536.2	1,590.7	1,547.9
Selling, distribution, and administrative expenses	250.3	251.0	770.8	740.4
Amortization	24.9	24.2	74.1	72.6
Other restructuring and merger and integration costs	7.1	6.8	19.8	35.5
Other special project costs	—	—	—	6.7
Other operating income – net	(0.6)	(4.1)	(1.6)	(3.7)

Operating Income	263.5	258.3	727.6	696.4
Interest expense – net	(18.4)	(23.8)	(62.7)	(71.3)
Other income (expense) – net	1.4	(0.5)	1.1	0.4

Income Before Income Taxes	246.5	234.0	666.0	625.5
Income taxes	79.8	79.8	219.3	211.6

Net Income	$166.7	$154.2	$446.7	$413.9

Earnings per common share:
Net Income	$1.59	$1.42	$4.24	$3.78
Net Income – Assuming Dilution	$1.59	$1.42	$4.24	$3.78

Dividends Declared per Common Share	$0.58	$0.52	$1.74	$1.56

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
(Dollars in millions)	2014	2013	2014	2013
Net income	$166.7	$154.2	$446.7	$413.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	(20.0)	1.0	(30.6)	(2.5)
Cash flow hedging derivative activity, net of tax	6.5	2.6	8.1	5.1
Pension and other postretirement benefit plans activity, net of tax	1.7	1.9	4.2	6.1
Available-for-sale securities activity, net of tax	0.5	(0.2)	0.6	0.4

Total Other Comprehensive (Loss) Income	(11.3)	5.3	(17.7)	9.1

Comprehensive Income	$155.4	$159.5	$429.0	$423.0

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2014	April 30, 2013
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$168.6	$256.4
Trade receivables, less allowance for doubtful accounts	365.2	313.7
Inventories:
Finished products	546.8	618.9
Raw materials	318.0	326.6

	864.8	945.5
Other current assets	109.5	79.6

Total Current Assets	1,508.1	1,595.2

Property, Plant, and Equipment
Land and land improvements	104.0	98.5
Buildings and fixtures	512.7	494.4
Machinery and equipment	1,351.5	1,267.5
Construction in progress	106.3	124.9

	2,074.5	1,985.3
Accumulated depreciation	(889.2)	(842.8)

Total Property, Plant, and Equipment	1,185.3	1,142.5

Other Noncurrent Assets
Goodwill	3,096.6	3,052.9
Other intangible assets – net	3,048.5	3,089.4
Other noncurrent assets	150.5	151.8

Total Other Noncurrent Assets	6,295.6	6,294.1

Total Assets	$8,989.0	$9,031.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$220.2	$285.8
Accrued trade marketing and merchandising	55.3	57.4
Current portion of long-term debt	150.0	50.0
Other current liabilities	182.8	203.6

Total Current Liabilities	608.3	596.8

Noncurrent Liabilities
Long-term debt	1,879.4	1,967.8
Deferred income taxes	1,004.4	987.2
Other noncurrent liabilities	292.1	331.2

Total Noncurrent Liabilities	3,175.9	3,286.2

Total Liabilities	3,784.2	3,883.0

Shareholders’ Equity
Common shares	26.1	26.6
Additional capital	4,073.0	4,125.1
Retained income	1,201.0	1,075.5
Amount due from ESOP Trust	(1.0)	(1.8)
Accumulated other comprehensive loss	(94.3)	(76.6)

Total Shareholders’ Equity	5,204.8	5,148.8

Total Liabilities and Shareholders’ Equity	$8,989.0	$9,031.8

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
(Dollars in millions)	2014	2013
Operating Activities
Net income	$446.7	$413.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112.9	107.8
Depreciation – restructuring and merger and integration	4.3	7.2
Amortization	74.1	72.6
Share-based compensation expense	18.0	15.8
Loss on sale of assets – net	1.7	3.4
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(50.4)	(13.0)
Inventories	80.3	82.9
Accounts payable and accrued items	(73.1)	2.0
Defined benefit pension contributions	(6.3)	(30.5)
Accrued and prepaid taxes	(18.1)	(6.8)
Other – net	(1.0)	28.3

Net Cash Provided by Operating Activities	589.1	683.6

Investing Activities
Businesses acquired, net of cash acquired	(101.8)	—
Additions to property, plant, and equipment	(148.9)	(146.5)
Proceeds from disposal of property, plant, and equipment	1.8	3.1
Other – net	(8.3)	17.2

Net Cash Used for Investing Activities	(257.2)	(126.2)

Financing Activities
Quarterly dividends paid	(177.4)	(166.5)
Purchase of treasury shares	(227.0)	(175.5)
Proceeds from stock option exercises	0.4	1.9
Other – net	(1.2)	(7.1)

Net Cash Used for Financing Activities	(405.2)	(347.2)
Effect of exchange rate changes on cash	(14.5)	(1.1)

Net (decrease) increase in cash and cash equivalents	(87.8)	209.1
Cash and cash equivalents at beginning of period	256.4	229.7

Cash and Cash Equivalents at End of Period	$168.6	$438.8

( )	Denotes use of cash

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

Operating results for the nine-month period ended January 31, 2014, are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2013.

Note 2: Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing impairment of indefinite-lived intangible assets by allowing the option to perform a qualitative test to assess the likelihood that the estimated fair value is less than the carrying amount. The adoption of ASU 2012-02 will not change the process for our February 1, 2014 annual impairment test and will not impact the financial statements or related disclosure.

Note 3: Acquisitions

During the second quarter, we completed two acquisitions for aggregate net cash consideration of $101.8, net of a working capital adjustment. Enray Inc. (“Enray”), a leading manufacturer and marketer of premium organic, gluten-free ancient grain products, was acquired on August 20, 2013. Silocaf of New Orleans, Inc. (“Silocaf”), a strategic investment related to our green coffee supply chain, was acquired on September 5, 2013.

The purchase price for each business acquired was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocations include total intangible assets of $37.6 for both Enray and Silocaf. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, the excess was allocated to goodwill. Preliminary valuations resulted in Enray goodwill of $29.0, which was assigned to the International, Foodservice, and Natural Foods segment, and Silocaf goodwill of $22.7, which was assigned to the U.S. Retail Coffee segment, as detailed below.

	U.S. Retail Coffee	U.S. Retail Consumer Foods	International, Foodservice, and Natural Foods	Total
Balance at May 1, 2012	$1,720.3	$1,035.2	$299.1	$3,054.6
Other	—	(0.6)	(1.1)	(1.7)

Balance at April 30, 2013	$1,720.3	$1,034.6	$298.0	$3,052.9
Acquisitions	22.7	—	29.0	51.7
Other	0.1	(2.8)	(5.3)	(8.0)

Balance at January 31, 2014	$1,743.1	$1,031.8	$321.7	$3,096.6

The other amounts represent foreign currency exchange.

The results of operations for both of the acquired businesses are included in the condensed consolidated financial statements from the date of the transaction and did not have a material impact on the quarter ended January 31, 2014, nor expected to materially affect results of operations for the year ending April 30, 2014.

Note 4: Restructuring

During 2010, we announced plans to restructure our coffee and fruit spreads operations as part of our ongoing efforts to enhance the long-term strength and profitability of our leading brands. Subsequent to 2010, we expanded our restructuring plans to include the Canadian pickle and condiments operations and the capacity expansion of our peanut and other nut butter businesses. During the third quarter of 2014, we decided to maintain natural peanut butter production at the New Bethlehem, Pennsylvania facility and continue utilizing third-party manufacturers for the production of our specialty nut butters. With the exception of natural peanut butter, the Memphis, Tennessee facility conversion to a peanut butter plant remains as planned. We expect to incur restructuring costs of approximately $265.0 for all of our restructuring plans, of which $244.7 has been incurred through January 31, 2014. The majority of the remaining costs are anticipated to be recognized through 2015.

Upon completion, the overall restructuring plan will result in a reduction of approximately 850 full-time positions. As of January 31, 2014, approximately 90 percent of the 850 full-time positions have been reduced and the impacted facilities have been closed, with the exception of the Ste. Marie, Quebec facility, which is anticipated to close in the fourth quarter of 2014.

The following table summarizes the restructuring activity, including the liabilities recorded and the total amount expected to be incurred.

	Long-Lived Asset Charges	Employee Separation	Site Preparation and Equipment Relocation	Production Start-up	Other Costs	Total
Total expected restructuring charge	$102.8	$64.2	$45.6	$42.2	$10.2	$265.0

Balance at May 1, 2012	$—	$8.8	$—	$—	$—	$8.8
Charge to expense	8.2	3.4	13.4	10.8	3.0	38.8
Cash payments	—	(4.5)	(13.4)	(10.8)	(3.0)	(31.7)
Noncash utilization	(8.2)	—	—	—	—	(8.2)

Balance at April 30, 2013	$—	$7.7	$—	$—	$—	$7.7
Charge to expense	2.7	2.6	5.5	5.5	0.8	17.1
Cash payments	—	(6.1)	(5.5)	(5.5)	(0.8)	(17.9)
Noncash utilization	(2.7)	(0.2)	—	—	—	(2.9)

Balance at January 31, 2014	$—	$4.0	$—	$—	$—	$4.0

Remaining expected restructuring charge	$0.2	$0.7	$7.1	$10.1	$2.2	$20.3

In the three and nine months ended January 31, 2014, total restructuring charges of $5.1 and $17.1, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $1.6 and $5.1 were reported in cost of products sold in the three and nine months ended January 31, 2014, respectively, while the remaining charges were reported in other restructuring and merger and integration costs. In the three and nine months ended January 31, 2013, total restructuring charges of $5.4 and $30.1, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $0.8 and $6.4 were reported in cost of products sold in the three and nine months ended January 31, 2013, respectively, while the remaining charges were reported in other restructuring and merger and integration costs. The restructuring costs classified as cost of products sold include plant start-up costs at the new facilities and long-lived asset charges for accelerated depreciation related to property, plant, and equipment that had been used at the affected production facilities prior to closure.

Employee separation costs include severance, retention bonuses, and pension costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.

Other costs include professional fees, costs related to closing the facilities, and miscellaneous expenditures associated with the restructuring initiative and are expensed as incurred.

Note 5: Common Shares

The following table sets forth common share information.

	January 31, 2014	April 30, 2013
Common shares authorized	300,000,000	150,000,000
Common shares outstanding	104,544,135	106,486,935
Treasury shares	24,061,030	22,118,230

We repurchased 2.1 million common shares for $213.6 during the nine months ended January 31, 2014, and 4.0 million common shares for $359.4 through April 30, 2013. As of January 31, 2014, we had approximately 2.9 million common shares remaining available for repurchase under our Board of Directors’ most recent authorization.

During the second quarter of 2014, our shareholders approved an amendment to our Amended Articles of Incorporation to increase the number of common shares authorized for issuance by the Company from 150.0 million common shares to 300.0 million common shares.

Note 6: Reportable Segments

We operate in one industry: the manufacturing and marketing of food products. We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods. The U.S. Retail Coffee segment primarily represents the domestic sales of Folgers®, Dunkin’ Donuts®, Millstone®, Café Bustelo®, and Café Pilon® branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Jif ®, Smucker’s®, Pillsbury®, Crisco®, Martha White®, Hungry Jack®, and Eagle Brand® branded products; and the International, Foodservice, and Natural Foods segment is comprised of products distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators), and natural foods stores and distributors.

Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain operating expenses such as corporate administrative expenses.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Net sales:
U.S. Retail Coffee	$578.9	$627.7	$1,688.2	$1,771.0
U.S. Retail Consumer Foods	557.8	581.3	1,706.8	1,729.0
International, Foodservice, and Natural Foods	328.8	350.6	981.3	1,058.0

Total net sales	$1,465.5	$1,559.6	$4,376.3	$4,558.0

Segment profit:
U.S. Retail Coffee	$182.3	$175.2	$508.9	$459.8
U.S. Retail Consumer Foods	105.6	106.2	301.2	325.1
International, Foodservice, and Natural Foods	44.8	49.8	135.6	148.7

Total segment profit	$332.7	$331.2	$945.7	$933.6

Interest expense – net	(18.4)	(23.8)	(62.7)	(71.3)
Cost of products sold – restructuring and merger and integration	(2.9)	(1.2)	(6.7)	(7.6)
Other restructuring and merger and integration costs	(7.1)	(6.8)	(19.8)	(35.5)
Other special project costs	—	—	—	(6.7)
Corporate administrative expenses	(59.2)	(64.9)	(191.6)	(187.4)
Other income (expense) – net	1.4	(0.5)	1.1	0.4

Income before income taxes	$246.5	$234.0	$666.0	$625.5

Note 7: Debt and Financing Arrangements

Long-term debt consists of the following:

	January 31, 2014	April 30, 2013
4.78% Senior Notes due June 1, 2014	$100.0	$100.0
6.12% Senior Notes due November 1, 2015	24.0	24.0
6.63% Senior Notes due November 1, 2018	392.8	395.0
3.50% Senior Notes due October 15, 2021	762.6	748.8
5.55% Senior Notes due April 1, 2022	350.0	350.0
4.50% Senior Notes due June 1, 2025	400.0	400.0

Total long-term debt	$2,029.4	$2,017.8
Current portion of long-term debt	150.0	50.0

Total long-term debt, less current portion	$1,879.4	$1,967.8

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

Interest paid totaled $22.6 and $22.1 for the three months ended January 31, 2014 and 2013, respectively, and $67.8 and $71.0 for the nine months ended January 31, 2014 and 2013, respectively. This differs from interest expense due to the timing of payments, amortization of fair value adjustments, effect of interest rate swap, amortization of debt issue costs, and interest capitalized.

In the second quarter of 2014, we entered into an interest rate swap, with a notional amount of $750.0, on the 3.50 percent Senior Notes due October 15, 2021, converting the Senior Notes from a fixed to a variable rate basis. The interest rate swap was designated as a fair value hedge of the underlying debt obligation. At January 31, 2014, a net gain from changes in the fair value of the interest rate swap of $13.7 was recognized in interest expense with a corresponding offset due to changes in the fair value of the hedged underlying debt, resulting in no net impact to interest expense. For additional information, see Note 11: Derivative Financial Instruments.

On September 6, 2013, we entered into an amended and restated credit agreement with a group of eleven banks. The credit facility, which amended and restated our $1.0 billion credit agreement dated as of July 29, 2011, provides for a revolving credit line of $1.5 billion and extends the maturity to September 6, 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, London Interbank Offered Rate (“LIBOR”), or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. The $207.0 balance outstanding under the revolving credit facility at October 31, 2013, was paid during the third quarter and at January 31, 2014, we did not have a balance outstanding under the revolving credit facility.

Our debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. We are in compliance with all covenants.

Note 8: Earnings per Share

The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Net income	$166.7	$154.2	$446.7	$413.9
Net income allocated to participating securities	1.2	1.4	3.5	3.6

Net income allocated to common stockholders	$165.5	$152.8	$443.2	$410.3

Weighted-average common shares outstanding	103,980,819	107,528,722	104,456,496	108,405,604
Dilutive effect of stock options	13,623	19,655	15,210	25,263

Weighted-average common shares outstanding – assuming dilution	103,994,442	107,548,377	104,471,706	108,430,867

Net income per common share	$1.59	$1.42	$4.24	$3.78

Net income per common share – assuming dilution	$1.59	$1.42	$4.24	$3.78

Note 9: Pensions and Other Postretirement Benefits

The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Service cost	$2.2	$2.2	$0.6	$0.6
Interest cost	5.4	6.0	0.6	0.8
Expected return on plan assets	(6.3)	(6.4)	—	—
Recognized net actuarial loss	3.3	3.3	—	—
Other	0.3	0.3	(0.3)	(0.1)

Net periodic benefit cost	$4.9	$5.4	$0.9	$1.3

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Service cost	$6.6	$6.8	$1.7	$1.8
Interest cost	16.4	18.0	1.7	2.3
Expected return on plan assets	(19.1)	(19.0)	—	—
Recognized net actuarial loss	9.9	9.9	—	—
Settlement loss	—	6.7	—	—
Other	0.9	0.8	(0.8)	(0.2)

Net periodic benefit cost	$14.7	$23.2	$2.6	$3.9

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

During the second quarter of 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. We receive cash flows from the counterparty at a fixed rate and pay the counterparty variable rates based on the LIBOR. The difference between the fixed rate and variable rates resulted in a favorable impact to interest expense for the three and nine months ended January 31, 2014. The interest rate swap was recognized at fair value in the Condensed Consolidated Balance Sheet at January 31, 2014, and changes in the fair value were recognized in interest expense. The net gain of $13.7 recognized on the derivative instrument during the third quarter had no net impact to earnings, as the change in the fair value of the derivative was equal to the change in fair value of the underlying debt. There were no interest rate swaps outstanding at April 30, 2013.

The following table sets forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2014		April 30, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Interest rate contract	$13.7	$—	$—	$—
Commodity contracts	4.6	0.9	2.1	2.0

Total derivatives designated as hedging instruments	$18.3	$0.9	$2.1	$2.0

Derivatives not designated as hedging instruments:
Commodity contracts	$6.1	$3.7	$3.6	$2.3
Foreign currency exchange contracts	3.5	0.1	0.7	0.2

Total derivatives not designated as hedging instruments	$9.6	$3.8	$4.3	$2.5

Total derivative instruments	$27.9	$4.7	$6.4	$4.5

During the first quarter of 2014, we adopted FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, as clarified by ASU 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified by ASU 2013-01, requires additional disclosures around netting of derivatives. We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At January 31, 2014 and April 30, 2013, we maintained cash margin account balances of $6.7 and $5.5, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Gains (losses) recognized in other comprehensive (loss) income (effective portion)	$4.5	$(8.0)	$(6.1)	$(23.3)
Losses reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	(5.7)	(12.0)	(18.4)	(31.0)

Change in accumulated other comprehensive loss	$10.2	$4.0	$12.3	$7.7

Losses recognized in cost of products sold (ineffective portion)	$(0.1)	$(0.4)	$—	$(0.6)

Included as a component of accumulated other comprehensive loss was a minimal deferred pre-tax gain and related tax impact at January 31, 2014 and a deferred pretax loss of $12.2 at April 30, 2013, related to commodity contracts. The related tax benefit recognized in accumulated other comprehensive loss was $4.4 at April 30, 2013. The entire amount included in accumulated other comprehensive loss is expected to be recognized in earnings within one year as the related commodities are sold.

Included as a component of accumulated other comprehensive loss at January 31, 2014 and April 30, 2013, were deferred pre-tax losses of $5.0 and $5.4, respectively, related to the termination of a prior interest rate swap in October 2011 on the 3.50 percent Senior Notes due October 15, 2021. The related tax benefit recognized in accumulated other comprehensive loss was $1.8 and $1.9 at January 31, 2014 and April 30, 2013, respectively. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months. We reclassified $0.1 of the loss recognized on the interest rate swap designated as a cash flow hedge from other comprehensive (loss) income to interest expense during the three months ended January 31, 2014 and 2013, respectively, and $0.4 during the nine months ended January 31, 2014 and 2013, respectively.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Unrealized gains (losses) on commodity contracts	$1.8	$(0.4)	$4.8	$8.0
Unrealized gains (losses) on foreign currency exchange contracts	2.2	(0.1)	2.3	0.9

Total unrealized gains (losses) recognized in cost of products sold	$4.0	$(0.5)	$7.1	$8.9

Realized (losses) gains on commodity contracts	$(0.9)	$0.2	$(7.0)	$(0.4)
Realized gains (losses) on foreign currency exchange contracts	0.7	0.1	2.5	(0.1)

Total realized (losses) gains recognized in cost of products sold	$(0.2)	$0.3	$(4.5)	$(0.5)

Total gains (losses) recognized in cost of products sold	$3.8	$(0.2)	$2.6	$8.4

The following table presents the gross contract notional value of outstanding derivative contracts.

	January 31, 2014	April 30, 2013
Commodity contracts	$369.0	$347.6
Foreign currency exchange contracts	95.1	56.8
Interest rate contract	750.0	—

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

The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2014		April 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$54.3	$54.3	$48.8	$48.8
Derivative financial instruments – net	23.2	23.2	1.9	1.9
Long-term debt	(2,029.4)	(2,278.0)	(2,017.8)	(2,388.1)

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

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Fair Value at January 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Other investments: (A)
Equity mutual funds	$21.5	$—	$—	$21.5
Municipal obligations	—	31.4	—	31.4
Other investments	1.4	—	—	1.4
Derivatives: (B)
Commodity contracts – net	5.8	0.3	—	6.1
Foreign currency exchange contracts – net	—	3.4	—	3.4
Interest rate contract – net	—	13.7	—	13.7
Long-term debt (C)	(765.4)	(1,512.6)	—	(2,278.0)

Total financial instruments measured at fair value	$(736.7)	$(1,463.8)	$—	$(2,200.5)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2013
Other investments: (A)
Equity mutual funds	$21.6	$—	$—	$21.6
Municipal obligations	—	26.6	—	26.6
Other investments	0.6	—	—	0.6
Derivatives: (B)
Commodity contracts – net	0.7	0.7	—	1.4
Foreign currency exchange contracts – net	—	0.5	—	0.5
Long-term debt (C)	(803.6)	(1,584.5)	—	(2,388.1)

Total financial instruments measured at fair value	$(780.7)	$(1,556.7)	$—	$(2,337.4)

(A)	Other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include Level 1 equity securities listed in active markets and Level 2 municipal obligations valued by a third party using valuation techniques that utilize inputs which are derived principally from or corroborated by observable market data. As of January 31, 2014, our municipal obligations are scheduled to mature as follows: $0.9 in 2014, $1.6 in 2015, $0.5 in 2016, $1.7 in 2017, and $26.7 in 2018 and beyond.
(B)	Level 1 commodity contract derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity contract and foreign exchange contract derivatives are valued using quoted prices for similar assets or liabilities in active markets. The Level 2 interest rate contract derivative is valued using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single discounted present value. Level 2 inputs for the interest rate contract are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. For additional information, see Note 11: Derivative Financial Instruments.
(C)	Long-term debt is comprised of public Senior Notes classified as Level 1 and private Senior Notes classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the private Senior Notes is based on the net present value of each interest and principal payment calculated utilizing an interest rate derived from a fair market yield curve.

Note 13: Income Taxes

During the three-month and nine-month period ended January 31, 2014, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, partially offset by state income taxes.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $1.5, primarily as a result of expiring statute of limitations periods.

Note 14: Accumulated Other Comprehensive Loss

On May 1, 2013, we adopted FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In accordance with ASU 2013-02, the components of accumulated other comprehensive loss, including the reclassification adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Liabilities (A)	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized (Loss) Gain on Cash Flow Hedging Derivatives (B)	Accumulated Other Comprehensive Loss
Balance at May 1, 2013	$61.5	$(131.4)	$4.5	$(11.2)	$(76.6)
Reclassification adjustments	—	8.9	—	18.8	27.7
Current period (charge) credit	(30.6)	(2.2)	0.9	(6.1)	(38.0)
Income tax expense	—	(2.5)	(0.3)	(4.6)	(7.4)

Balance at January 31, 2014	$30.9	$(127.2)	$5.1	$(3.1)	$(94.3)

(A)	Amortization of net losses was reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expenses.
(B)	Of the total losses reclassified from accumulated other comprehensive loss, $18.4 was reclassified to cost of products sold related to commodity derivatives and $0.4 was reclassified to interest expense related to the interest rate swap.

Note 15: Guarantor and Non-Guarantor Financial Information

Our 3.50 percent Senior Notes due October 15, 2021, are fully and unconditionally guaranteed, on a joint and several basis, by J.M. Smucker LLC and The Folgers Coffee Company (the “subsidiary guarantors”), which are 100 percent wholly-owned subsidiaries of the Company. A subsidiary guarantor will be released from its obligations under the indenture governing the notes (a) if we exercise our legal or covenant defeasance option or if our obligations under the indenture are discharged in accordance with the terms of the indenture or (b) upon delivery of an officer’s certificate to the trustee that the subsidiary guarantor does not guarantee our obligations under any of our other primary senior indebtedness and that any other guarantees of such primary senior indebtedness of the subsidiary guarantor have been released other than through discharges as a result of payment by such guarantor on such guarantees.

Condensed consolidating financial statements for the Company, the subsidiary guarantors, and the other subsidiaries of the Company that are not guaranteeing the indebtedness under the 3.50 percent Senior Notes (the “non-guarantor subsidiaries”) are provided below. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with our 100 percent wholly-owned subsidiary guarantors and non-guarantor subsidiaries. We have accounted for investments in subsidiaries using the equity method.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended January 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$791.4	$311.1	$1,720.9	$(1,357.9)	$1,465.5
Cost of products sold	632.7	282.6	1,372.0	(1,367.0)	920.3

Gross Profit	158.7	28.5	348.9	9.1	545.2
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	47.7	12.5	197.2	—	257.4
Amortization	1.1	—	23.8	—	24.9
Other operating expense (income) – net	0.1	0.3	(1.0)	—	(0.6)

Operating Income	109.8	15.7	128.9	9.1	263.5
Interest (expense) income – net	(18.8)	0.3	0.1	—	(18.4)
Other income – net	1.3	0.1	—	—	1.4
Equity in net earnings of subsidiaries	105.8	37.3	15.7	(158.8)	—

Income Before Income Taxes	198.1	53.4	144.7	(149.7)	246.5
Income taxes	31.4	0.1	48.3	—	79.8

Net Income	$166.7	$53.3	$96.4	$(149.7)	$166.7
Other comprehensive (loss) income, net of tax	(11.3)	2.5	(13.5)	11.0	(11.3)

Comprehensive Income	$155.4	$55.8	$82.9	$(138.7)	$155.4

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended January 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$808.2	$326.2	$1,465.8	$(1,040.6)	$1,559.6
Cost of products sold	658.2	300.2	1,099.7	(1,034.7)	1,023.4

Gross Profit	150.0	26.0	366.1	(5.9)	536.2
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	41.7	10.4	205.7	—	257.8
Amortization	1.2	—	23.0	—	24.2
Other operating income – net	(2.6)	(0.7)	(0.8)	—	(4.1)

Operating Income	109.7	16.3	138.2	(5.9)	258.3
Interest (expense) income – net	(24.2)	0.3	0.1	—	(23.8)
Other (expense) income – net	(10.1)	0.3	9.3	—	(0.5)
Equity in net earnings of subsidiaries	103.3	42.0	16.8	(162.1)	—

Income Before Income Taxes	178.7	58.9	164.4	(168.0)	234.0
Income taxes	24.5	0.1	55.2	—	79.8

Net Income	$154.2	$58.8	$109.2	$(168.0)	$154.2
Other comprehensive income, net of tax	5.3	3.7	3.8	(7.5)	5.3

Comprehensive Income	$159.5	$62.5	$113.0	$(175.5)	$159.5

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Nine Months Ended January 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,380.0	$992.0	$5,169.5	$(4,165.2)	$4,376.3
Cost of products sold	1,925.7	905.8	4,116.9	(4,162.8)	2,785.6

Gross Profit	454.3	86.2	1,052.6	(2.4)	1,590.7
Selling, distribution, and administrative expenses, restructuring, and merger and integration costs	151.7	35.8	603.1	—	790.6
Amortization	3.2	—	70.9	—	74.1
Other operating (income) expense – net	(1.3)	0.4	(0.7)	—	(1.6)

Operating Income	300.7	50.0	379.3	(2.4)	727.6
Interest (expense) income – net	(63.2)	0.9	(0.4)	—	(62.7)
Other income (expense) – net	1.3	(0.1)	(0.1)	—	1.1
Equity in net earnings of subsidiaries	283.9	109.5	49.8	(443.2)	—

Income Before Income Taxes	522.7	160.3	428.6	(445.6)	666.0
Income taxes	76.0	0.3	143.0	—	219.3

Net Income	$446.7	$160.0	$285.6	$(445.6)	$446.7
Other comprehensive (loss) income, net of tax	(17.7)	7.6	(22.0)	14.4	(17.7)

Comprehensive Income	$429.0	$167.6	$263.6	$(431.2)	$429.0

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Nine Months Ended January 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,345.2	$1,002.6	$4,312.8	$(3,102.6)	$4,558.0
Cost of products sold	1,945.4	921.1	3,238.0	(3,094.4)	3,010.1

Gross Profit	399.8	81.5	1,074.8	(8.2)	1,547.9
Selling, distribution, and administrative expenses, restructuring, merger and integration, and other special project costs	157.7	33.1	591.8	—	782.6
Amortization	7.1	—	65.5	—	72.6
Other operating (income) expense – net	(3.3)	(2.0)	1.6	—	(3.7)

Operating Income	238.3	50.4	415.9	(8.2)	696.4
Interest (expense) income – net	(72.1)	0.9	(0.1)	—	(71.3)
Other (expense) income – net	(0.6)	1.0	—	—	0.4
Equity in net earnings of subsidiaries	302.4	115.4	51.5	(469.3)	—

Income Before Income Taxes	468.0	167.7	467.3	(477.5)	625.5
Income taxes	54.1	0.3	157.2	—	211.6

Net Income	$413.9	$167.4	$310.1	$(477.5)	$413.9
Other comprehensive income, net of tax	9.1	5.3	3.4	(8.7)	9.1

Comprehensive Income	$423.0	$172.7	$313.5	$(486.2)	$423.0

CONDENSED CONSOLIDATING BALANCE SHEETS	January 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$18.3	$—	$150.3	$—	$168.6
Inventories	—	193.9	673.3	(2.4)	864.8
Other current assets	365.3	5.0	104.4	—	474.7

Total Current Assets	383.6	198.9	928.0	(2.4)	1,508.1
Property, Plant, and Equipment – Net	230.0	486.4	468.9	—	1,185.3
Investments in Subsidiaries	8,275.1	4,017.0	197.4	(12,489.5)	—
Intercompany	(2,771.3)	301.5	1,124.9	1,344.9	—
Other Noncurrent Assets
Goodwill	1,082.0	—	2,014.6	—	3,096.6
Other intangible assets – net	506.6	—	2,541.9	—	3,048.5
Other noncurrent assets	70.9	13.3	66.3	—	150.5

Total Other Noncurrent Assets	1,659.5	13.3	4,622.8	—	6,295.6

Total Assets	$7,776.9	$5,017.1	$7,342.0	$(11,147.0)	$8,989.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$371.2	$80.8	$156.3	$—	$608.3
Noncurrent Liabilities
Long-term debt	1,879.4	—	—	—	1,879.4
Deferred income taxes	91.4	—	913.0	—	1,004.4
Other noncurrent liabilities	230.0	18.1	44.0	—	292.1

Total Noncurrent Liabilities	2,200.8	18.1	957.0	—	3,175.9

Total Liabilities	2,572.0	98.9	1,113.3	—	3,784.2

Total Shareholders’ Equity	5,204.9	4,918.2	6,228.7	(11,147.0)	5,204.8

Total Liabilities and Shareholders’ Equity	$7,776.9	$5,017.1	$7,342.0	$(11,147.0)	$8,989.0

CONDENSED CONSOLIDATING BALANCE SHEETS	April 30, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$108.0	$—	$148.4	$—	$256.4
Inventories	—	225.9	733.2	(13.6)	945.5
Other current assets	320.4	3.3	69.6	—	393.3

Total Current Assets	428.4	229.2	951.2	(13.6)	1,595.2
Property, Plant, and Equipment – Net	230.9	445.1	466.5	—	1,142.5
Investments in Subsidiaries	7,950.9	3,856.6	146.6	(11,954.1)	—
Intercompany	(2,504.5)	324.8	941.3	1,238.4	—
Other Noncurrent Assets
Goodwill	1,082.0	—	1,970.9	—	3,052.9
Other intangible assets – net	509.8	—	2,579.6	—	3,089.4
Other noncurrent assets	72.0	13.7	66.1	—	151.8

Total Other Noncurrent Assets	1,663.8	13.7	4,616.6	—	6,294.1

Total Assets	$7,769.5	$4,869.4	$7,122.2	$(10,729.3)	$9,031.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$317.8	$104.9	$174.1	$—	$596.8
Noncurrent Liabilities
Long-term debt	1,967.8	—	—	—	1,967.8
Deferred income taxes	97.5	—	889.7	—	987.2
Other noncurrent liabilities	237.6	18.1	75.5	—	331.2

Total Noncurrent Liabilities	2,302.9	18.1	965.2	—	3,286.2

Total Liabilities	2,620.7	123.0	1,139.3	—	3,883.0

Total Shareholders’ Equity	5,148.8	4,746.4	5,982.9	(10,729.3)	5,148.8

Total Liabilities and Shareholders’ Equity	$7,769.5	$4,869.4	$7,122.2	$(10,729.3)	$9,031.8

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Nine Months Ended January 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$104.7	$107.6	$376.8	$—	$589.1

Investing Activities
Businesses acquired, net of cash acquired	—	—	(101.8)	—	(101.8)
Additions to property, plant, and equipment	(20.0)	(83.8)	(45.1)	—	(148.9)
Proceeds from disposal of property, plant, and equipment	—	0.5	1.3	—	1.8
Other – net	(3.4)	(1.0)	(3.9)	—	(8.3)

Net Cash Used for Investing Activities	(23.4)	(84.3)	(149.5)	—	(257.2)

Financing Activities
Quarterly dividends paid	(177.4)	—	—	—	(177.4)
Purchase of treasury shares	(227.0)	—	—	—	(227.0)
Proceeds from stock option exercises	0.4	—	—	—	0.4
Investments in subsidiaries	(40.3)	(46.6)	86.9	—	—
Intercompany	266.7	23.3	(290.0)	—	—
Other – net	6.6	—	(7.8)	—	(1.2)

Net Cash Used for Financing Activities	(171.0)	(23.3)	(210.9)	—	(405.2)
Effect of exchange rate changes on cash	—	—	(14.5)	—	(14.5)

Net (decrease) increase in cash and cash equivalents	(89.7)	—	1.9	—	(87.8)
Cash and cash equivalents at beginning of period	108.0	—	148.4	—	256.4

Cash and Cash Equivalents at End of Period	$18.3	$—	$150.3	$—	$168.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Nine Months Ended January 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$119.0	$103.4	$461.2	$—	$683.6

Investing Activities
Additions to property, plant, and equipment	(24.9)	(70.7)	(50.9)	—	(146.5)
Proceeds from disposal of property, plant, and equipment	—	0.1	3.0	—	3.1
Other – net	(9.4)	3.9	22.7	—	17.2

Net Cash Used for Investing Activities	(34.3)	(66.7)	(25.2)	—	(126.2)

Financing Activities
Quarterly dividends paid	(166.5)	—	—	—	(166.5)
Purchase of treasury shares	(175.5)	—	—	—	(175.5)
Proceeds from stock option exercises	1.9	—	—	—	1.9
Investments in subsidiaries	(22.2)	(156.9)	179.1	—	—
Intercompany	461.1	120.2	(581.3)	—	—
Other – net	2.9	—	(10.0)	—	(7.1)

Net Cash Provided By (Used for) Financing Activities	101.7	(36.7)	(412.2)	—	(347.2)
Effect of exchange rate changes	—	—	(1.1)	—	(1.1)

Net increase in cash and cash equivalents	186.4	—	22.7	—	209.1
Cash and cash equivalents at beginning of period	108.3	—	121.4	—	229.7

Cash and Cash Equivalents at End of Period	$294.7	$—	$144.1	$—	$438.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, unless otherwise noted, except per share data)

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2014 and 2013. Results for the quarter and nine months ended January 31, 2014, include the operations of Enray Inc. (“Enray”) since the completion of the acquisition on August 20, 2013, and the impact of our licensing and distribution agreement with Cumberland Packing Corp. (“Cumberland”), which commenced on July 1, 2013.

We are the owner of all trademarks, except for the following, which are used under license: Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC; Carnation® is a trademark of Société des Produits Nestlé S.A.; Dunkin’ Donuts is a registered trademark of DD IP Holder, LLC; Sweet’N Low®, NatraTaste®, Sugar In The Raw®, and the other “In The Raw” trademarks are registered trademarks of Cumberland and its affiliates; Life is good® is a registered trademark of The Life is good Company; and Douwe Egberts® and Pickwick® are registered trademarks of D.E Master Blenders 1753 N.V. Borden® and Elsie are also trademarks used under license.

Dunkin’ Donuts brand is licensed to us for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. K-Cup® is a trademark of Keurig, Incorporated, used with permission.

Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Net sales	$1,465.5	$1,559.6	$4,376.3	$4,558.0
Gross profit	$545.2	$536.2	$1,590.7	$1,547.9
% of net sales	37.2%	34.4%	36.3%	34.0%
Operating income	$263.5	$258.3	$727.6	$696.4
% of net sales	18.0%	16.6%	16.6%	15.3%
Net income:
Net income	$166.7	$154.2	$446.7	$413.9
Net income per common share – assuming dilution	$1.59	$1.42	$4.24	$3.78
Gross profit excluding special project costs (1)	$548.1	$537.4	$1,597.4	$1,555.5
% of net sales	37.4%	34.5%	36.5%	34.1%
Operating income excluding special project costs (1)	$273.5	$266.3	$754.1	$746.2
% of net sales	18.7%	17.1%	17.2%	16.4%
Income excluding special project costs: (1)
Income	$173.5	$159.3	$464.5	$446.8
Income per common share – assuming dilution	$1.66	$1.47	$4.41	$4.08

(1)	Refer to “Non-GAAP Measures” located on page 28 for a reconciliation to the comparable GAAP financial measure.

Net sales in the third quarter of 2014 decreased 6 percent, compared to the third quarter of 2013, reflecting pricing actions taken since the beginning of the third quarter of 2013 and the impact of the planned exit of certain portions of our business in the International, Foodservice, and Natural Foods segment. Operating income increased 2 percent in the third quarter of 2014, compared to the third quarter of 2013, reflecting gains in gross profit, and increased 3 percent excluding the impact of restructuring, merger and integration, and certain pension settlement costs (“special project costs”). Net income per diluted share increased 12 percent for the third quarter of 2014, as compared to the third quarter of 2013, while income per diluted share excluding special project costs increased 13 percent over the same period. Both measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the 12-month period ended January 31, 2014.

Net sales in the first nine months of 2014 decreased 4 percent, compared to the first nine months of 2013, reflecting pricing actions and the impact of the business exits in the International, Foodservice, and Natural Foods segment. Operating income increased 4 percent in the first nine months of 2014, compared to the first nine months of 2013, mainly driven by lower special project costs and an increase in gross profit, partially offset by an increase in selling, distribution, and administrative (“SD&A”) expenses. Excluding the impact of special project costs, operating income increased 1 percent in the first nine months of 2014, as compared to the prior period. Net income per diluted share increased 12 percent for the first nine months of 2014, compared to the first nine months of 2013, while income per diluted share excluding special project costs increased 8 percent. Both measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during 2013 and the first nine months of 2014.

Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2014	2013	Increase (Decrease)%		2014	2013	Increase (Decrease)%
Net sales	$1,465.5	$1,559.6	$(94.1)	(6)%	$4,376.3	$4,558.0	$(181.7)	(4)%
Adjust for certain noncomparable items:
Enray acquisition	(14.7)	—	(14.7)	(1)	(26.0)	—	(26.0)	(1)
Cumberland distribution agreement	(9.0)	—	(9.0)	(1)	(21.6)	—	(21.6)	—
Foreign exchange	8.3	—	8.3	1	15.9	—	15.9	—

Net sales adjusted for certain noncomparable items (1)	$1,450.1	$1,559.6	$(109.5)	(7)%	$4,344.6	$4,558.0	$(213.4)	(5)%

Amounts may not add due to rounding.

(1)	Net sales adjusted for the noncomparable impact of the Enray acquisition, the Cumberland distribution agreement, and foreign exchange is a non-GAAP measure used in evaluating performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales decreased $94.1, or 6 percent, in the third quarter of 2014, compared to the third quarter of 2013, primarily due to the impact of a 6 percent reduction in net price realization reflecting price declines taken since the beginning of the third quarter of 2013, notably on coffee and peanut butter. A combined $23.7 from the acquired Enray business and the Cumberland distribution agreement contributed positively to net sales in the third quarter of 2014. The unfavorable impacts of mix and foreign exchange each reduced net sales by 1 percent in the third quarter of 2014, compared to the third quarter of 2013. Volume gains realized in Crisco oils, Folgers coffee, and the Robin Hood® brand were offset by declines in Pillsbury baking mixes and flour, and the impact of the business exits in the International, Foodservice, and Natural Foods segment.

Net sales decreased $181.7, or 4 percent, in the first nine months of 2014, compared to the first nine months of 2013, primarily due to a 5 percent reduction in net price realization reflecting price declines. Enray and Cumberland contributed a combined $47.6 to net sales in the first nine months of 2014. Sales mix contributed 1 percent to net sales in the first nine months of 2014, as compared to the prior period. Volume gains realized in Crisco oils, Folgers coffee, and Jif peanut butter were more than offset by the impact of the business exits in the International, Foodservice, and Natural Foods segment, declines in Pillsbury baking mixes and flour, and planned declines in certain Santa Cruz Organic® beverages.

Operating Income

The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Gross profit	37.2%	34.4%	36.3%	34.0%
Selling, distribution, and administrative expenses:
Marketing	5.4%	4.8%	5.5%	5.1%
Selling	3.5	3.3	3.5	3.3
Distribution	2.7	2.6	2.8	2.6
General and administrative	5.5	5.4	5.8	5.3

Total selling, distribution, and administrative expenses	17.1%	16.1%	17.6%	16.2%

Amortization	1.7	1.6	1.7	1.6
Other restructuring, merger and integration, and special project costs	0.5	0.4	0.5	0.9
Other operating income – net	—	(0.3)	—	(0.1)

Operating income	18.0%	16.6%	16.6%	15.3%

Amounts may not add due to rounding.

Gross profit increased $9.0, or 2 percent, in the third quarter of 2014, compared to the third quarter of 2013, due to lower commodity costs. Excluding special project costs, gross profit increased $10.7, or 2 percent, during the same period. Unrealized mark-to-market adjustments on derivative contracts contributed $4.5 to the increase in gross profit as the impact was a gain of $4.0 in the third quarter of 2014, compared to a loss of $0.5 in the third quarter of 2013.

Commodity costs were a net benefit to gross profit as lower costs, primarily for green coffee, peanuts, and oils, were not entirely offset by lower net price realization across the portfolio. The additions of Enray and Cumberland also contributed to gross profit in the third quarter of 2014, but were more than offset by the impact of the exited businesses in the International, Foodservice, and Natural Foods segment. Gross profit was reduced by an unplanned trade spending accrual adjustment which impacted net sales by approximately $10.0, primarily related to our foodservice hot beverage business.

SD&A expenses were flat in the third quarter of 2014, compared to the third quarter of 2013, and increased as a percentage of net sales from 16.1 percent to 17.1 percent. Marketing expenses increased 5 percent in the third quarter of 2014, compared to 2013. General and administrative and distribution expenses decreased 4 percent and 2 percent, respectively, in the third quarter of 2014, compared to 2013, while selling expenses increased 1 percent.

Operating income increased $5.2, or 2 percent, in the third quarter of 2014, compared to the third quarter of 2013, mainly driven by the increase in gross profit. Excluding special project costs, operating income increased $7.2, or 3 percent, and increased from 17.1 percent of net sales in the third quarter of 2013 to 18.7 percent in the third quarter of 2014.

Gross profit increased $42.8, or 3 percent, in the first nine months of 2014, compared to the first nine months of 2013, primarily due to the net benefit of lower commodity costs. Excluding special project costs, gross profit increased $41.9, or 3 percent, and increased from 34.1 percent of net sales in the first nine months of 2013 to 36.5 percent in the first nine months of 2014.

Overall commodity costs were lower during the first nine months of 2014, compared to the first nine months of 2013, primarily due to green coffee. The net benefit of lower commodity costs was not entirely offset by lower net price realization. Mix and the additions of Enray and Cumberland also contributed to gross profit in the first nine months of 2014, but were partially offset by the impact of the exited businesses in the International, Foodservice, and Natural Foods segment.

SD&A expenses increased 4 percent in the first nine months of 2014, compared to the first nine months of 2013, and increased as a percentage of net sales from 16.2 percent to 17.6 percent. General and administrative expenses increased 6 percent in the first nine months of 2014, compared to the first nine months of 2013, driven by certain corporate initiatives. Marketing expenses increased 4 percent in the first nine months of 2014, compared to the first nine months of 2013. Selling and distribution expenses both increased 2 percent over the same period.

Operating income increased $31.2, or 4 percent, in the first nine months of 2014, compared to the first nine months of 2013, partially driven by a $23.3 decrease in special project costs. The decrease resulted from the substantial progress made on the projects, with lower costs incurred in the first nine months of 2014, compared to the first nine months of 2013. Additionally, the increase in gross profit more than offset the increase in SD&A expenses in the first nine months of 2014, compared to the first nine months of 2013. Excluding special project costs in both periods, operating income increased 1 percent, and increased from 16.4 percent of net sales in the first nine months of 2013 to 17.2 percent in the first nine months of 2014.

Other

Net interest expense decreased $5.4 and $8.6 in the third quarter and first nine months of 2014, respectively, compared to 2013, reflecting the impact of an interest rate swap entered into during the second quarter of 2014.

Income taxes were flat in the third quarter of 2014, compared to the third quarter of 2013, since the increase in income before income taxes was offset by the impact of a lower effective tax rate in 2014. Income taxes increased $7.7, or 4 percent, in the first nine months of 2014, compared to the first nine months of 2013, driven by the increase in income before income taxes, partially offset by a lower effective tax rate in 2014. The lower 2014 rate was impacted by a decrease in unrecognized tax benefits, and the 2013 rate reflected higher state taxes as a result of a tax legislative change.

Restructuring

During 2010, we announced plans to restructure our coffee and fruit spreads operations as part of our ongoing efforts to enhance the long-term strength and profitability of our leading brands. Subsequent to 2010, we expanded our restructuring plans to include the Canadian pickle and condiments operations and the capacity expansion of our peanut and other nut butter businesses. During the third quarter of 2014, we decided to maintain natural peanut butter production at the New Bethlehem, Pennsylvania facility and continue utilizing third-party manufacturers for the production of our specialty nut butters. With the exception of natural peanut butter, the Memphis, Tennessee facility conversion to a peanut butter plant remains as planned. We now anticipate a total capital investment of approximately $90.0 related to the peanut and other nut butter portion of the restructuring plan. The increase from our original estimate of $70.0 reflects plans to install enhanced roasting technologies, as well as additional building modifications at the Memphis facility.

We expect to incur restructuring costs of approximately $265.0 for all of our restructuring plans, of which $244.7 has been incurred through January 31, 2014. Restructuring costs of $5.1 and $17.1 have been incurred in the third quarter and first nine months of 2014, respectively, compared to $5.4 and $30.1 in the third quarter and first nine months of 2013, respectively. The majority of the remaining costs are anticipated to be recognized through 2015.

Upon completion, the overall restructuring plan will result in a reduction of approximately 850 full-time positions. As of January 31, 2014, approximately 90 percent of the 850 full-time positions have been reduced and the impacted facilities have been closed, with the exception of the Ste. Marie, Quebec facility, which is anticipated to close in the fourth quarter of 2014.

Segment Results

	Three Months Ended January 31,			Nine Months Ended January 31,
	2014	2013	% Increase (Decrease)	2014	2013	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$578.9	$627.7	(8)%	$1,688.2	$1,771.0	(5)%
U.S. Retail Consumer Foods	557.8	581.3	(4)	1,706.8	1,729.0	(1)
International, Foodservice, and Natural Foods	328.8	350.6	(6)	981.3	1,058.0	(7)
Segment profit:
U.S. Retail Coffee	$182.3	$175.2	4%	$508.9	$459.8	11%
U.S. Retail Consumer Foods	105.6	106.2	(1)	301.2	325.1	(7)
International, Foodservice, and Natural Foods	44.8	49.8	(10)	135.6	148.7	(9)
Segment profit margin:
U.S. Retail Coffee	31.5%	27.9%		30.1%	26.0%
U.S. Retail Consumer Foods	18.9	18.3		17.6	18.8
International, Foodservice, and Natural Foods	13.6	14.2		13.8	14.1

U.S. Retail Coffee

The U.S. Retail Coffee segment volume increased 2 percent in the third quarter of 2014, compared to the third quarter of 2013, mainly due to increases of 4 percent in the Folgers brand and 8 percent in Dunkin’ Donuts packaged coffee, partially offset by a decline in the Millstone brand. Net sales for the segment decreased 8 percent in the third quarter of 2014, compared to the third quarter of 2013, impacted by lower net price realization and unfavorable sales mix. Pricing actions taken to reflect the pass through of lower commodity costs included both a price decline of approximately 6 percent taken in February 2013 and incremental promotional spending during the recent holiday season. Net sales of K-Cup packs decreased 3 percent while volume increased 2 percent compared to last year’s third quarter.

The U.S. Retail Coffee segment profit increased $7.1, or 4 percent, in the third quarter of 2014, compared to the third quarter of 2013, as increased volume, the net benefit of lower green coffee costs relative to net price realization, and decreased marketing expenses and manufacturing overhead were only partially offset by unfavorable mix.

Net sales for the U.S. Retail Coffee segment decreased 5 percent for the first nine months of 2014, compared to the first nine months of 2013, reflecting lower net price realization driven by the price decline taken in February 2013. Volume growth of 3 percent in the first nine months of 2014, compared to the first nine months of 2013, was driven by increases of 3 percent in the Folgers brand and 8 percent in Dunkin’ Donuts packaged coffee. Net sales of K-Cup packs increased $5.0, or 2 percent, in the first nine months of 2014, compared to the first nine months of 2013.

The U.S. Retail Coffee segment profit increased $49.1, or 11 percent, in the first nine months of 2014, compared to the first nine months of 2013, primarily due to the net benefit of lower green coffee costs relative to net price realization. The increase in segment volume also contributed.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment volume for the third quarter of 2014 was flat, compared to the third quarter of 2013. Segment net sales decreased 4 percent in the third quarter of 2014, compared to the third quarter of 2013, primarily reflecting the impact of lower net price realization. Smucker’s fruit spreads and Jif brand volume decreased 2 percent and 1 percent, respectively, in the third quarter of 2014, compared to 2013. Pricing actions taken since the beginning of the third quarter of 2013 caused net sales for both brands to decrease 7 percent over the same period. Net sales and volume of Smucker’s Uncrustables® frozen sandwiches achieved another strong quarter, up 18 percent and 19 percent, respectively. Crisco brand volume increased 12 percent, while net sales increased 2 percent impacted by lower net price realization in the third quarter of 2014, compared to the third quarter of 2013. Net sales and volume for the overall Pillsbury brand both decreased 9 percent. Net sales and volume gains were realized in Pillsbury frostings, but were more than offset by declines in flour and baking mixes which were attributed to deeper promotional pricing by competitors in these categories that we chose not to match. Canned milk net sales increased 5 percent and volume was flat during the third quarter of 2014, compared to 2013.

The U.S. Retail Consumer Foods segment profit decreased $0.6, or 1 percent, in the third quarter of 2014, compared to the third quarter of 2013, due to increased manufacturing overhead, marketing expenses, and other segment support costs. Segment profit benefited from overall lower commodity costs, primarily for peanuts, oils, and flour, which were not entirely offset by lower net price realization.

Net sales for the U.S. Retail Consumer Foods segment in the first nine months of 2014 decreased 1 percent, compared to the first nine months of 2013, as overall net price realization was lower. Segment volume increased 1 percent and sales mix was favorable. Smucker’s fruit spreads and Jif brand volume increased 1 percent and 3 percent, respectively, in the first nine months of 2014, compared to the first nine months of 2013. Pricing actions caused net sales for both brands to decrease 4 percent over the same period. Smucker’s Uncrustables frozen sandwiches net sales and volume both increased 22 percent during the same period. Crisco brand net sales and volume increased 5 percent and 8 percent, respectively, in the first nine months of 2014, compared to the first nine months of 2013. Net sales and volume for the Pillsbury brand both decreased 3 percent over the same time period. Canned milk net sales increased 3 percent during the first nine months of 2014, compared to the first nine months of 2013, while volume decreased 2 percent.

The U.S. Retail Consumer Foods segment profit decreased $23.9, or 7 percent, in the first nine months of 2014, compared to the first nine months of 2013. While commodity costs were lower, primarily for peanuts and oils, they were more than offset by lower net price realization across the portfolio and drove the decrease in segment profit. An increase in segment support costs also contributed to the segment profit decrease.

International, Foodservice, and Natural Foods

Net sales for the International, Foodservice, and Natural Foods segment decreased 6 percent in the third quarter of 2014, compared to the third quarter of 2013. Excluding the impact of Enray, Cumberland, and foreign exchange, segment net sales decreased 11 percent. The net sales decrease was driven by the exited portions of our hot beverage and Smucker’s Uncrustables frozen sandwich businesses with foodservice customers, the previously discussed unplanned trade spending accrual adjustment of approximately $10.0, and unfavorable sales mix. Segment volume decreased 2 percent, excluding the impact of Enray and Cumberland, as increases in the Robin Hood and Five Roses® brands in Canada were more than offset by the impact of the exited foodservice businesses.

Segment profit decreased $5.0, or 10 percent, in the third quarter of 2014, compared to the third quarter of 2013, due to the trade spending accrual adjustment, the lost profit on the exited foodservice businesses, and an increase in marketing expenses. Foreign exchange also negatively impacted segment profit. Overall commodity costs were lower in the third quarter of 2014, compared to the third quarter of 2013. The additions of Enray and Cumberland were not significant to segment profit in the third quarter of 2014.

Net sales for the International, Foodservice, and Natural Foods segment decreased 7 percent in the first nine months of 2014, compared to the first nine months of 2013. Excluding the impact of the Enray and Cumberland businesses and foreign exchange, segment net sales decreased 10 percent. Segment volume decreased 6 percent, excluding the impact of Enray and Cumberland, in the first nine months of 2014, compared to the first nine months of 2013, primarily due to the impact of the exited portions of our hot beverage and Smucker’s Uncrustables frozen sandwich businesses with foodservice customers and planned declines in Santa Cruz Organic lemonades. Lower net price realization, the trade spending accrual adjustment, and unfavorable sales mix also contributed to the decrease in net sales.

The International, Foodservice, and Natural Foods segment profit decreased $13.1, or 9 percent, in the first nine months of 2014, compared to the first nine months of 2013, primarily due to the trade spending accrual adjustment, the impact of the exited portions of our hot beverage and Smucker’s Uncrustables frozen sandwich businesses, and increased marketing expenses. Commodity costs were a net benefit to segment profit as lower costs were not entirely offset by lower net price realization.

Financial Condition – Liquidity and Capital Resources

Liquidity

On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our revolving credit facility. Total cash and cash equivalents at January 31, 2014, were $168.6, compared to $256.4 at April 30, 2013.

We typically expect a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, the additional increase of coffee inventory in advance of the Atlantic hurricane season, and seasonal fruit procurement. We expect cash provided by operations in the second half of the fiscal year to significantly exceed the amount in the first half of the year, upon completion of the Fall Bake and Holiday period. Cash provided by operating activities in the third quarter of 2014 was $421.1, as compared to $168.0 provided through the first half of 2014. Capital expenditures for this year are expected to approximate $240.0, which reflects a decrease from our original estimate of $270.0, due to the decision to defer spending on certain projects until next year.

The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2014	2013
Net cash provided by operating activities	$589.1	$683.6
Net cash used for investing activities	(257.2)	(126.2)
Net cash used for financing activities	(405.2)	(347.2)

Net cash provided by operating activities	$589.1	$683.6
Additions to property, plant, and equipment	(148.9)	(146.5)

Free cash flow (1)	$440.2	$537.1

(1)	Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

Cash provided by operating activities decreased $94.5 in the first nine months of 2014, compared to the first nine months of 2013, primarily due to an increase in the cash required to fund working capital. The increase was mainly a result of a decline in accounts payable, as well as an increase in trade receivables during the first nine months of 2014, as compared to the prior year.

Cash used for investing activities increased $131.0 in the first nine months of 2014, compared to the first nine months of 2013, primarily due to the net use of cash of $101.8 related to the acquisitions of Enray and Silocaf of New Orleans, Inc. during the second quarter.

Cash used for financing activities increased $58.0 in the first nine months of 2014, compared to the first nine months of 2013, primarily due to a $51.5 increase in the cash used to repurchase common shares.

Capital Resources

The following table presents our capital structure.

	January 31, 2014	April 30, 2013
Current portion of long-term debt	$150.0	$50.0
Long-term debt, less current portion	1,879.4	1,967.8

Total debt	$2,029.4	$2,017.8
Shareholders’ equity	5,204.8	5,148.8

Total capital	$7,234.2	$7,166.6

On September 6, 2013, we entered into an amended and restated credit agreement with a group of eleven banks. The credit facility, which amended and restated our $1.0 billion credit agreement dated as of July 29, 2011, provides for a revolving credit line of $1.5 billion and extends the maturity to September 6, 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. The $207.0 balance outstanding under the revolving credit facility at October 31, 2013, was paid during the third quarter and at January 31, 2014, we did not have a balance outstanding under the revolving credit facility.

Our debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. We are in compliance with all covenants.

During the third quarter of 2014, we repurchased 0.6 million common shares for $61.4. As of January 31, 2014, we had approximately 2.9 million common shares remaining available for repurchase under our Board of Directors’ most recent authorization in January 2013. On February 19, 2014, we entered into a Rule 10b5-1 trading plan (the “Plan”) to facilitate the potential repurchase of nearly all of the remaining 2.9 million common shares authorized for repurchase. Purchases under the Plan commenced on February 19, 2014, and the Plan expires on August 19, 2014. Purchases will be transacted by a broker based upon the guidelines and parameters of the Plan. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.

From February 19, 2014 through February 26, 2014, we repurchased 1.9 million common shares for $182.8. Approximately 1.0 million common shares remain available for repurchase under the Plan.

Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under our credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, interest and principal on debt outstanding, and share repurchases. As of January 31, 2014, approximately $144.2 of total cash and cash equivalents was held by our international subsidiaries. We do not intend to repatriate these funds to meet these obligations. Should we repatriate these funds, we will be required to provide taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Non-GAAP Measures

We use non-GAAP financial measures including: net sales adjusted for the noncomparable impact of the Enray acquisition, the Cumberland distribution agreement, and foreign exchange; gross profit, operating income, income, and income per diluted share, excluding special project costs; and free cash flow, as key measures for purposes of evaluating performance internally. We believe that these measures provide useful information to investors because they are the measures we use to evaluate performance on a comparable year-over-year basis. The special project costs relate to specific restructuring, merger and integration, and pension settlement projects that are each nonrecurring in nature and can significantly affect the year-over-year assessment of operating results. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure. See page 26 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Reconciliation to gross profit:
Gross profit	$545.2	$536.2	$1,590.7	$1,547.9
Cost of products sold – restructuring and merger and integration	2.9	1.2	6.7	7.6

Gross profit excluding special project costs	$548.1	$537.4	$1,597.4	$1,555.5

Reconciliation to operating income:
Operating income	$263.5	$258.3	$727.6	$696.4
Cost of products sold – restructuring and merger and integration	2.9	1.2	6.7	7.6
Other restructuring and merger and integration costs	7.1	6.8	19.8	35.5
Other special project costs	—	—	—	6.7

Operating income excluding special project costs	$273.5	$266.3	$754.1	$746.2

Reconciliation to net income:
Net income	$166.7	$154.2	$446.7	$413.9
Income taxes	79.8	79.8	219.3	211.6
Cost of products sold – restructuring and merger and integration	2.9	1.2	6.7	7.6
Other restructuring and merger and integration costs	7.1	6.8	19.8	35.5
Other special project costs	—	—	—	6.7

Income before income taxes, excluding special project costs	$256.5	$242.0	$692.5	$675.3
Income taxes, as adjusted	83.0	82.7	228.0	228.5

Income excluding special project costs	$173.5	$159.3	$464.5	$446.8
Weighted-average shares – assuming dilution	104,805,369	108,491,922	105,308,655	109,380,394
Income per common share excluding special project costs – assuming dilution	$1.66	$1.47	$4.41	$4.08

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.

The following table summarizes our contractual obligations by fiscal year at January 31, 2014.

	Total	2014	2015-2016	2017-2018	2019 and beyond
Long-term debt obligations, including current portion	$2,000.0	$50.0	$199.0	$75.0	$1,676.0
Interest payments	582.4	25.2	176.2	161.3	219.7
Operating lease obligations	82.7	6.2	29.1	27.9	19.5
Purchase obligations	837.1	469.4	367.7	—	—
Other liabilities	278.9	9.2	50.1	15.3	204.3

Total	$3,781.1	$560.0	$822.1	$279.5	$2,119.5

Long-term debt obligations, including current portion and interest payments in the above table exclude the impact of any interest rate swaps or offering discounts. Purchase obligations include agreements that are enforceable and legally bind us to purchase goods or services. Included in this category are certain obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials and packaging supplies. We expect to receive consideration for these purchase obligations in the form of materials. These purchase obligations do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Other liabilities in the above table mainly consist of projected commitments associated with our defined benefit pension plans and other postretirement benefits. The table excludes the liability for unrecognized tax benefits and tax-related net interest and penalties of approximately $27.9 under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk: The fair value of our cash and short-term investment portfolio at January 31, 2014, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.

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

Based on our overall interest rate exposure as of and during the nine-month period ended January 31, 2014, including the impact of derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at January 31, 2014, would increase the fair value of our long-term debt by approximately $89.3.

Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2014, are not expected to result in a significant impact on future earnings or cash flows.

We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash transactions. The contracts generally have maturities of less than one year. Instruments currently used to manage foreign currency exchange exposures do not meet the requirements for hedge accounting treatment and the change in value of these instruments is immediately recognized in cost of products sold. If the contract qualifies for hedge accounting treatment, to the extent the hedge is deemed effective, the associated mark-to-market gains and losses are deferred and included as a component of accumulated other comprehensive loss. These gains or losses are reclassified to earnings in the period the contract is executed. Based on our hedged foreign currency positions as of January 31, 2014, a hypothetical 10 percent change in exchange rates would not result in a material loss of fair value.

Revenues from customers outside the U.S., subject to foreign currency exchange, represented approximately 8 percent of net sales during the nine-month period ended January 31, 2014. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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

	January 31, 2014	April 30, 2013
High	$14.3	$34.0
Low	5.3	7.6
Average	9.5	20.7

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

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	our ability to successfully integrate acquired and merged businesses in a timely and cost-effective manner;

•	the successful completion of our restructuring programs and the ability to realize anticipated savings and other potential benefits within the time frames currently contemplated;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents, extreme weather, and natural disasters, including crop failures and storm damage;

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2014 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2013 - November 30, 2013	842	$62.12	—	3,444,300
December 1, 2013 - December 31, 2013	589,639	104.03	589,639	2,854,661
January 1, 2014 - January 31, 2014	782	72.51	—	2,854,661

Total	591,263	$103.93	589,639	2,854,661

Information set forth in the table above represents the activity in our third fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publically announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(d)	On February 19, 2014, we entered into a Rule 10b5-1 trading plan to facilitate the potential repurchase of 2,850,000 of the remaining 2,854,661 common shares authorized for repurchase under our Board of Directors’ most recent authorization in January 2013. The Rule 10b5-1 trading plan became effective immediately and expires on August 19, 2014. From the effective date of the Rule 10b5-1 trading plan to February 26, 2014, we repurchased 1,860,000 common shares for $182.8 million.

Item 6. Exhibits.

See the Index of Exhibits that appears on Page No. 39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2014	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
By: RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2013.*

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or agreement.