Form 10-K
period 2014-04-30
SMUCKER J M CO
filed 2014-06-23
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2013, was $10,850,608,010. As of June 16, 2014, 101,844,465 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 13, 2014, are incorporated by reference into Part III of this Report, and certain sections of the registrant’s 2014 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

The Index of Exhibits for this Report begins on page 23.

PART I

Item 1.	Business.

The Company. The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”) was established in 1897, was incorporated in Ohio in 1921, and is often referred to as Smucker’s (a registered trademark). We operate principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis, although the majority of our sales are in the U.S. Our operations outside the U.S. are principally in Canada, although products are exported to other countries as well. Net sales outside the U.S. represented 8 percent of consolidated net sales for 2014. Our branded food products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.

On November 6, 2008, we completed a merger transaction with The Folgers Coffee Company (“Folgers”), a subsidiary of The Procter & Gamble Company (“P&G”). The value of the transaction was approximately $3.7 billion, including the issuance of our common shares in connection with the merger and $350 million of Folgers debt. Under the terms of the transaction agreements, P&G distributed common shares of Folgers to participating P&G shareholders which were then automatically converted into the right to receive common shares of the Company in the merger. Immediately following the merger, P&G shareholders and pre-merger Company shareholders owned approximately 53.5 percent and 46.5 percent, respectively, of the Company’s approximately 118 million common shares outstanding. The merger was accounted for as a purchase business combination, and we were treated as the acquiring entity.

We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and International, Foodservice, and Natural Foods. The two U.S. retail market segments in total comprised over 75 percent of 2014 consolidated net sales and represent a major portion of our strategic focus – the sale of branded food products with leadership positions to consumers through retail outlets in North America. The International, Foodservice, and Natural Foods segment represents sales outside of the U.S. retail market segments.

Principal Products. Our principal products are coffee, peanut butter, fruit spreads, shortening and oils, baking mixes and ready-to-spread frostings, canned milk, flour and baking ingredients, juices and beverages, frozen sandwiches, toppings, syrups, pickles, condiments, and grain products.

Product sales information for the years 2014, 2013, and 2012 is incorporated herein by reference to information set forth in our 2014 Annual Report to Shareholders, on page 52 under “Note 4: Reportable Segments.”

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

Sources and Availability of Raw Materials. The raw materials used in each of our segments are primarily commodities and agricultural-based products. Green coffee, peanuts, edible oils, sweeteners, milk, flour, corn, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time. Basis, futures, and options contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, pest damage, investor speculation, and political and economic conditions in the source countries. We source peanuts, edible oils, and wheat mainly from North America. Fruit and vegetable raw materials used in the production of our food products are purchased from independent growers and suppliers. The principal packaging materials we use are plastic, glass, steel cans, caps, carton board, and corrugate.

Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials from single sources of supply pursuant to long-term contracts. While availability may vary year-to-year, we believe that we will continue to be able to obtain adequate supplies and that alternatives to single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be good.

Trademarks and Patents. Our products are produced under certain patents and marketed under numerous trademarks owned or licensed by us or one of our subsidiaries. Our major trademarks are listed below.

Primary Reportable Segment	Major Trademark

U.S. Retail Coffee	Folgers®, Dunkin’ Donuts®, Café Bustelo®, Millstone®, and Café Pilon®

U.S. Retail Consumer Foods	Smucker’s®, Jif®, Crisco®, Pillsbury®, Uncrustables®, Martha White®, Hungry Jack®, Eagle Brand®, Borden® and Elsie design, and Funfetti®

International, Foodservice, and Natural Foods	Smucker’s, Folgers, Douwe Egberts®, R. W. Knudsen Family®, truRoots®, Robin Hood®, Bick’s®, Santa Cruz Organic®, Carnation®, Crisco, Dickinson’s®, and Five Roses®

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

Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC and are used under a 20-year, perpetually renewable, royalty-free license. Borden and the Elsie design are trademarks used on certain products under a perpetual, exclusive, and royalty-free license. Carnation is a trademark of Société des Produits Nestlé S.A. used by our Canadian subsidiary for certain canned milk products in certain territories under an exclusive and royalty-free license with an initial term of 10 years which expires in October 2017, renewable for two successive 5-year terms, and which becomes perpetual at the end of the renewal terms under certain circumstances. Douwe Egberts and Pickwick® are registered trademarks of D.E Master Blenders 1753 N.V. and are used under a multi-year license. In accordance with a multi-year licensing and distribution agreement entered into with Cumberland Packing Corp. (“Cumberland”), in July 2013 we began marketing and distributing Cumberland’s branded tabletop sweeteners sold under the Sweet’N Low®, NatraTaste®, Sugar In The Raw®, and other “In The Raw” brands to foodservice customers in the U.S. and to retail and foodservice customers in Canada. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc. (“Keurig”), used with permission. In addition, we and our subsidiaries license the use of several other trademarks, none of which are individually material to our business.

Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “Mountain Grown design,” “Choosy Moms Choose Jif®,” “Purely The Finest®,” “Crisco is Cooking™,” “Everybody’s Happy When It’s Hungry Jack®,” “Goodness Gracious, It’s Good!®,” the Smucker’s banner, the Crock Jar shape, the Gingham design, and the Strawberry logo.

We own several hundred patents worldwide in addition to proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

We consider all of our owned and licensed intellectual property, taken as a whole, to be essential to our business.

Seasonality. The U.S. Retail Coffee and U.S. Retail Consumer Foods segments are particularly seasonal around the Fall Bake and Holiday period, which generally results in higher sales and profits in our second and third quarters. Our success in promoting and merchandising our baking and coffee brands during the Fall Bake and Holiday period has a significant impact on our results for a fiscal year. The back-to-school period and the spring holiday season are two other important promotional periods, although their impact is not as significant as the Fall Bake and Holiday period.

Working Capital. Working capital requirements are greatest during the first half of our fiscal year mainly due to the timing of the buildup of coffee, oil, and baking inventories necessary to support the Fall Bake and Holiday period and the additional buildup of coffee inventory in advance of the Atlantic hurricane season.

Customers. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to 27 percent of net sales in 2014 and 26 percent of net sales in 2013 and 2012. These sales are primarily included in the U.S. retail market segments. No other customer exceeded 10 percent of net sales during 2014, 2013, or 2012.

During 2014, our top 10 customers, collectively, accounted for 62 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.

Orders. Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.

Government Business. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.

Competition. We are the branded market leader in the coffee, peanut butter, fruit spreads, shortening, sweetened condensed milk, ice cream toppings, and natural beverages categories in the U.S. In Canada, we are the branded market leader in the flour, pickles, canned milk, fruit spreads, shortening, and ice cream toppings categories. Our business is highly competitive as all of our brands compete for retail shelf space with other branded products as well as private label products.

The continued growth of alternative store formats, product and packaging innovations, technological advances, and new industry techniques need to be considered by companies in the food industry in order to remain competitive. The primary ways in which products and brands are distinguished are brand recognition, product quality, price, packaging, new product introductions, nutritional value, convenience, advertising, and promotion. Positive factors pertaining to our competitive position include well-recognized brands, superior product quality and trust, experienced brand and category management, a single national grocery broker in the U.S., varied product offerings, product innovation, good customer service, and an integrated distribution network.

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

In the U.S. Retail Coffee segment, the Folgers brand competes in the highly competitive U.S. packaged roast and ground coffee market with other retail coffee brands such as Maxwell House, Yuban, and Nescafe. We participate in the premium coffee market with the Millstone and Folgers Gourmet Selections® brands, as well as through sales of Dunkin’ Donuts retail packaged coffee products. Competitors include other brands such as Starbucks, Gevalia, Eight O’Clock, Seattle’s Best, and Peet’s Coffee & Tea. Through a manufacturing and distribution agreement with Keurig, we compete in the single serve coffee market with the Folgers, Folgers Gourmet Selections, and Millstone premium coffees K-Cup® products. Additionally, we plan to launch Café Bustelo K-Cup® packs in July 2014. K-Cup competitors include Green Mountain, Starbucks, Eight O’Clock, Maxwell House, and Gevalia, as well as many private label brands. We participate in the espresso coffee category with the Café Bustelo and Café Pilon brands.

In the U.S. Retail Consumer Foods segment, the Jif brand has been the leader in the peanut butter category for over 20 years, competing primarily with Skippy, Peter Pan, and many private label brands. Our natural peanut butter business, sold under the Jif, Smucker’s, Adam’s®, and Laura Scudder’s® brands, maintains a strong leadership position in the natural peanut butter category. Our fruit spreads brands, primarily Smucker’s, hold the leading position in the fruit spreads category and compete with Welch’s branded line of fruit spreads and many private label brands. The competing brands exist on both a national and a regional level. Besides the brands with which we compete in the peanut butter and fruit spreads categories, our overall spreads business has been impacted by the recent growth of the hazelnut spreads category, primarily Nutella. Crisco has historically been a leader in the shortening and cooking oils categories. Crisco holds the leading branded position in the shortening category and competes with other branded competitors for the leading branded position in the oils category. The oils category in which Crisco competes is highly competitive with private label competitors, collectively, maintaining the largest share of the category. The category is also significantly impacted by volatile commodity pricing. The Pillsbury brand competes in the dessert baking mixes (“DBM”) market that includes mixes for cakes, cookies, brownies, muffins, and quick breads, as well as ready-to-spread frostings. Within the DBM category, we compete primarily with the market leader, Betty Crocker, as well as Duncan Hines and many private label and regional brands. In the ingredients category, Pillsbury flour competes with the branded market leader, Gold Medal, as well as many private label brands which, collectively, maintain the largest share of the category. The Hungry Jack brand competes in the pancake mix and table syrup categories. We compete with several major national as well as private label brands in this category. We compete in the canned milk category with both branded and nonbranded products. We are the branded market leader in the sweetened condensed milk category with the Eagle Brand and Magnolia® brands and have significant sales with production of private label brands. In the evaporated milk category, we have a significant presence with our production of private label brands.

In the International, Foodservice, and Natural Foods segment, our products are distributed domestically and in foreign countries and compete with various brands within retail, foodservice, and natural foods markets.

Research and Development. We predominantly utilize in-house resources to both develop new products and improve existing products in each of our business areas. Amounts expensed for research and development were $24.3 million, $24.7 million, and $21.9 million in 2014, 2013, and 2012, respectively.

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

Compliance with the provisions of enacted or pending federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, or competitive position in 2015.

Employees. At April 30, 2014, we had 4,775 full-time employees worldwide, of which 26 percent, located at eight facilities, are covered by union contracts. These contracts vary in term depending on the location, with one contract expiring in 2015. We believe our relations with our employees are good.

Financial Information about Industry Segments and Geographical Areas. The financial information required to be included in this item concerning reportable industry segments and international operations for the years 2014, 2013, and 2012 is incorporated herein by reference to information set forth in our 2014 Annual Report to Shareholders, on pages 51 and 52, under “Note 4: Reportable Segments.” Our international operations are primarily in Canada with risks similar to those associated with the U.S. retail markets. Approximately half of our 2014 Canada sales represented the sale of Canadian produced products to Canadian customers. The majority of the remaining Canada sales represented the sale of products produced in the U.S. to Canadian customers, primarily Folgers coffee, Bick’s pickles, and Crisco oils. As a result of the 2014 closure of our manufacturing facility in Ste. Marie, Quebec, and transition of Canadian fruit spreads production to our facilities in Orrville, Ohio, and Ripon, Wisconsin, we expect that in 2015 more than half of our Canada sales will represent the sale of products produced in the U.S. to Canadian customers.

Forward-Looking Statements. This Report includes forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected or projected results. The descriptions of risks and uncertainties relating to forward-looking statements are incorporated herein by reference to information set forth in our 2014 Annual Report to Shareholders under the caption “Forward-Looking Statements” on page 34.

Available Information. Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our Website (jmsmucker.com/investor-relations) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

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

•	We may be unable to grow market share of our products.

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

•	Our proprietary brands, packaging designs, and manufacturing methods are essential to the value of our business, and the inability to protect these could harm the value of our brands and adversely affect our sales and profitability.

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

•	We use a single national broker to represent a portion of our branded products to the retail grocery trade and any failure by the broker to effectively represent us could adversely affect our business.

We use a single national broker in the U.S. to represent a portion of our branded products to the retail grocery trade. Our business would suffer disruption if this broker were to default in the performance of its obligations to perform brokerage services or if this broker fails to effectively represent us to the retail grocery trade, which could adversely affect our business.

•	Loss or interruption of supply from single-source suppliers of raw materials and finished goods could have a disruptive effect on our business and adversely affect our results of operations.

We have elected to source certain raw materials, such as packaging for our Folgers coffee products, as well as our Jif peanut butter and Crisco oil products, and finished goods, such as K-Cup® packs, from single sources of supply. While we believe that, except as set forth below, alternative sources of these raw materials and finished goods could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a single-source supplier would result in additional costs, could have a disruptive short-term effect on our business, and could adversely affect our results of operations.

Keurig is our single-source supplier for K-Cup® packs which are used in its proprietary Keurig® K-Cup brewing system. There are a limited number of manufacturers other than Keurig that are making cups that will work in such proprietary brewing system. If Keurig is unable to supply K-Cup® packs to us for any reason, it could be difficult to find an alternative supplier for such goods on commercially reasonable terms, which could have a material adverse effect on our results of operations.

•	Our results may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.

We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, sweeteners, edible oils, fruit, wheat, milk, and cocoa. In addition, we and our business partners utilize significant quantities of plastic, glass, and cardboard to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, weather, natural disasters, currency fluctuations, investor speculation, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. In addition, we compete for certain raw materials, notably corn and soy-based agricultural products, with the biofuels industry, which has resulted in increased prices for these raw materials. Additionally, farm acreage currently devoted to other agricultural products we purchase may be utilized for biofuels crops resulting in higher cost for the other agricultural products we utilize. Although we use basis, futures, and options contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in our raw material and energy costs.

We expect the green coffee commodity markets to continue to be challenging due to significant ongoing price volatility. For example, during the first half of the 2014 calendar year, drought conditions and coffee tree leaf rust fungus have affected production in key coffee-producing regions, such as Brazil and Central America. Due to the significance of green coffee to our coffee business, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, significant increases or decreases in the cost of green coffee could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse effect on our business, financial condition, and results of operations.

•	Our efforts to manage commodity, foreign currency exchange, and other price volatility through derivative instruments could adversely affect our results of operations and financial condition.

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

Beginning in 2015, we will elect to mark-to-market all of our commodity and foreign currency exchange derivatives through the Statement of Consolidated Income. Prior to 2015, mark-to-market gains and losses on derivatives that qualified for hedge accounting as cash flow hedges were initially deferred in accumulated other comprehensive income. As a result of this change in accounting treatment, changes in the fair value of all of our derivatives will be immediately recognized in consolidated earnings, resulting in increased volatility in both gross profit and net income. These gains and losses will be reported in cost of products sold in our Statement of Consolidated Income but excluded from our segment operating results and non-GAAP earnings until the related inventory is sold, at which time the gains and losses will be reclassified to segment profit and non-GAAP earnings. Although this change more accurately aligns the derivative gains and losses with the underlying exposure being hedged within segment results, we may experience more volatility in our consolidated earnings as a result of this change in accounting treatment.

•	We may be limited in our ability to pass cost increases on to our customers in the form of price increases or may realize a decrease in sales volume to the extent price increases are implemented.

We may not be able to pass some or all of any increases in the price of raw materials, energy, and other input costs to our customers by raising prices. To the extent competitors do not also increase their prices, customers and consumers may choose to purchase competing products or may shift purchases to private label or other lower-priced offerings, which may adversely affect our results of operations.

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

•	Certain of our products are sourced from single manufacturing sites.

We have consolidated our production capacity for certain products, including substantially all of our coffee, fruit spreads, syrups, and toppings production, into single manufacturing sites. Similarly, most of our peanut butter is being produced at our facility in Lexington, Kentucky. The conversion of our facility in Memphis, Tennessee, into an additional peanut butter plant is expected to be completed during 2015. We could experience a production disruption at these or any of our manufacturing sites resulting in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, our business, financial condition, and results of operations could be adversely affected.

•	A significant interruption in the operation of any of our supply chain or distribution capabilities could have an adverse effect on our business, financial condition, and results of operations.

Our ability and the ability of our third-party suppliers and service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, work stoppage, terrorism, pandemic illness, or other causes, could significantly impair our ability to operate our business. Notably, as a result of our current restructuring project, substantially all of our coffee production takes place in New Orleans, Louisiana, which is subject to risks associated with hurricane and other weather-related events. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations.

•	Our business could be harmed by strikes or work stoppages.

As of April 30, 2014, 26 percent of our employees, located at eight facilities, are covered by collective bargaining agreements. These contracts vary in term depending on location, with one contract expiring in 2015. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.

•	Our ability to competitively serve customers depends on the availability of reliable transportation. Increases in logistics and other transportation-related costs could adversely impact our results of operations.

Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation, including ships, trucks, intermodals, and railcars, to bring our products to market. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, labor shortages in the transportation industry, service failures by third-party service providers, accidents, or natural disasters (which may impact the transportation infrastructure or demand for transportation services), could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our business, financial condition, and results of operations.

•	Our operations are subject to the general risks of the food industry.

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

•	Changes in our relationships with significant customers, including the loss of our largest customer, could adversely affect our results of operations.

Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to 27 percent of net sales in 2014. These sales are primarily included in the two U.S. retail market segments. Trade receivables at April 30, 2014, included amounts due from Wal-Mart Stores, Inc. and subsidiaries of $76.6 million, or 25 percent of the total trade receivables balance. During 2014, our top 10 customers, collectively, accounted for 62 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.

•	We operate in the competitive food industry and continued demand for our products may be affected by changes in consumer preferences.

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

•	The success of our business depends substantially on consumer perceptions of our brands.

We are the branded market leader in several categories both in the U.S. and Canada. We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly as a result of a number of factors, such as if we fail to preserve the quality of our products, if we are perceived to act in an irresponsible manner, if the Company or our brands otherwise receive negative publicity, if our brands fail to deliver a consistently positive consumer experience, or if our products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. If our brand values are diminished, our revenues and operating results could be materially adversely affected. In addition, anything that harms the Pillsbury, Dunkin’ Donuts, Carnation, Borden, Douwe Egberts, or Cumberland brands could adversely affect the success of our exclusive licensing agreements with the owners of these brands.

•	We could be subject to adverse publicity or claims from consumers.

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

•	Our operations are subject to the general risks associated with acquisitions.

Our stated long-term strategy is to own and market leading North American food brands sold in the center of the store while maintaining a global perspective. We have historically made strategic acquisitions of brands and businesses and intend to do so in the future in support of this strategy. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, we could fail to achieve the anticipated synergies and cost savings, or the expected increases in revenues and operating results, either of which could have a material adverse effect on our financial results. Additional potential risks associated with acquisitions are the diversion of management’s attention from other business concerns, additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, disputes with sellers, and the inherent risk associated with entering a line of business in which we have no or limited prior experience.

•	Weak financial performance, downgrades in our credit ratings, or disruptions in the financial markets may adversely affect our ability to access capital in the future.

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

A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. At April 30, 2014, the carrying value of goodwill and other intangible assets totaled approximately $6.1 billion, compared to total assets of approximately $9.1 billion and total shareholders’ equity of approximately $5.0 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired and this could result in a noncash charge to earnings. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. Crisco has historically been a leader in the shortening and cooking oils categories. In recent years, however, Crisco sales volume has been impacted by substantial price competition with private label offerings, volatile commodity prices, and a decline in the shortening category. The estimated fair value of the Crisco trademark decreased approximately $7.0 million, or 4 percent, from 2013 to 2014. We anticipate modest long-term growth for the Crisco business due to the competitive landscape of the cooking oils category and assumed a long-term growth rate of 2.5 percent for the 2014 annual impairment test of our indefinite-lived trademarks. A sensitivity analysis was performed on the Crisco trademark assuming a hypothetical 50-basis-point increase in the discount rate and a 50-basis-point decrease in the expected long-term growth rate which yielded an estimated fair value slightly below carrying value. The Crisco brand continues to be important to the Company, and we continue to focus on its long-term health. However, if recent trends continue, the long-term assumptions relative to growth rates and profitability of the Crisco brand may not be attained, which could result in an impairment of the Crisco trademark.

•	Changes in tax, environmental, or other regulations and laws, or their application, or failure to comply with existing licensing, trade, and other regulations and laws could have a material adverse effect on our financial condition.

Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S., as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, packaging, labeling, and distribution of food products are each subject to governmental regulation that is increasingly extensive, encompassing such matters as ingredients (including whether a product contains genetically modified ingredients), packaging, advertising, relations with distributors and retailers, health, safety, and the environment. Additionally, we are routinely subject to new or modified tax and securities regulations, other laws and regulations, and accounting and reporting standards.

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

•	Our operations in certain developing markets expose us to regulatory risks.

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

While scientific consensus on the existence, potential causes, or likely outcomes of global climate change has not yet been reached, researchers continue to aggressively explore this issue. There already exists significant political and scientific concern that emissions of carbon dioxide and other greenhouse gases may alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The emission of such greenhouse gases may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, peanuts, sweeteners, edible oils, wheat, milk, cocoa, and various fruits and vegetables. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain.

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

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure to effectively manage our business data, supply chain, logistics, finance, and other business processes and for digital marketing activities and electronic communications between Company personnel and our customers and suppliers. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, or we do not effectively implement system upgrades, our business or financial results could be negatively impacted. Security breaches or system failures of our infrastructure, whether due to attacks by hackers, employee error, or other causes, can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.

In addition, we have outsourced several information technology support services and administrative functions, including accounts payable processing, benefit plan administration, and other functions, to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The table below lists all of our manufacturing and processing facilities at April 30, 2014. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that existing capacity at these facilities is sufficient to sustain current operations and anticipated near-term growth, except as noted. (A)

We own all of the properties listed below, except as noted. (B) In the U.S., we own one distribution center and lease space at eleven others. We also lease space at three distribution centers in Canada. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We also lease six sales and administrative offices in the U.S., two in China, and one each in Canada and Mexico. Our corporate headquarters are located in Orrville, Ohio, and our Canadian headquarters are located in Markham, Ontario.

U.S. Locations	Products Produced/Processed/Stored	Primary Reportable Segment

Chico, California	Fruit and vegetable juices and beverages	International, Foodservice, and Natural Foods
Cincinnati, Ohio	Shortening and oils	U.S. Retail Consumer Foods
El Paso, Texas	Canned milk	U.S. Retail Consumer Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Harahan, Louisiana	Coffee	International, Foodservice, and Natural Foods
Havre de Grace, Maryland	Fruit and vegetable juices and beverages	International, Foodservice, and Natural Foods
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Livermore, California (B)	Grain products	International, Foodservice, and Natural Foods
Memphis, Tennessee (C)	Fruit spreads	U.S. Retail Consumer Foods
Miami, Florida (B)	Coffee	U.S. Retail Coffee
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (four facilities) (B)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Ripon, Wisconsin	Fruit spreads, toppings, syrups, and condiments	U.S. Retail Consumer Foods
Scottsville, Kentucky (A)	Frozen sandwiches and ready-to-eat waffles	U.S. Retail Consumer Foods
Seneca, Missouri	Canned milk	U.S. Retail Consumer Foods
Suffolk, Virginia	Coffee	International, Foodservice, and Natural Foods
Toledo, Ohio	Baking mixes, frostings, and flour	U.S. Retail Consumer Foods

Canada Locations	Products Produced	Primary Reportable Segment

Sherbrooke, Quebec	Canned milk	International, Foodservice, and Natural Foods
Ste. Marie, Quebec (D)	None	International, Foodservice, and Natural Foods

(A)	In 2013, we began an $80 million capacity expansion project at our Scottsville location to accommodate the expected growth of our Smucker’s Uncrustables frozen sandwich business. The project is expected to be completed in 2015.
(B)	We lease our facility in Livermore, as well as our coffee silo facility in New Orleans. We also lease the Miami location which is expected to close as a result of our plan to consolidate coffee production currently in Miami into our existing facilities in New Orleans, as described in our 2014 Annual Report to Shareholders on page 49 under “Note 2: Acquisitions.”
(C)	The Memphis location is being converted to a peanut butter plant that will still maintain a small fruit spreads operation, in connection with our restructuring plans described in our 2014 Annual Report to Shareholders on page 50 under “Note 3: Restructuring.”
(D)	Production ceased at the Ste. Marie location prior to April 30, 2014, in connection with our restructuring plans described in our 2014 Annual Report to Shareholders on page 50 under “Note 3: Restructuring.”

Item 3.	Legal Proceedings.

We are a defendant in a variety of legal proceedings. While we cannot predict with certainty the ultimate results of these proceedings, we do not believe that the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

The names, ages as of June 15, 2014, and current positions of the executive officers are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer for more than five years.

Name	Age	Years with Company	Position	Served as an Officer Since

Timothy P. Smucker	69	45	Chairman of the Board (A)	1973
Richard K. Smucker	66	41	Chief Executive Officer (B)	1974
Dennis J. Armstrong	59	35	Senior Vice President, Logistics and Operations Support (C)	2007
Mark R. Belgya	53	29	Senior Vice President and Chief Financial Officer (D)	1997
James A. Brown	53	29	Vice President, Customer Development (E)	2009
Vincent C. Byrd	59	37	President and Chief Operating Officer (F)	1988
John W. Denman	57	35	Vice President, Controller and Chief Accounting Officer (G)	2005
Barry C. Dunaway	51	27	Senior Vice President and Chief Administrative Officer (H)	2001
Tamara J. Fynan	54	25	Vice President, Marketing Services (I)	2012
Kevin G. Jackson	47	12	Vice President and General Manager, Foodservice (J)	2014
Jeannette L. Knudsen	44	11	Vice President, General Counsel and Corporate Secretary (K)	2009
David J. Lemmon	46	20	Vice President and Managing Director, Canada (L)	2012
John F. Mayer	57	34	Vice President, U.S. Retail Sales (M)	2004
Steven Oakland	53	31	President, International, Foodservice, and Natural Foods (N)	1999
Christopher P. Resweber	52	26	Senior Vice President, Corporate Communications and Public Affairs (O)	2004
Julia L. Sabin	54	30	Vice President, Industry and Government Affairs (P)	2007
Mark T. Smucker	44	16	President, U.S. Retail Coffee (Q)	2001
Paul Smucker Wagstaff	44	18	President, U.S. Retail Consumer Foods (R)	2001

(A)	Mr. Timothy Smucker was elected to his present position in August 2011, having served as Chairman of the Board and Co-Chief Executive Officer since February 2001.

(B)	Mr. Richard Smucker was elected to his present position in August 2011, having served as Executive Chairman, Co-Chief Executive Officer and President since August 2008. Prior to that time, he served as President and Co-Chief Executive Officer since February 2001.

(C)	Mr. Armstrong was elected to his present position in October 2009, having served as Vice President, Logistics and Operations Support since February 2007.

(D)	Mr. Belgya was elected to his present position in October 2009, having served as Vice President and Chief Financial Officer since October 2008. Prior to that time, he served as Vice President, Chief Financial Officer and Treasurer since January 2005.

(E)	Mr. Brown was elected to his present position in May 2014, having served as Vice President, U.S. Grocery Sales since June 2009. Prior to that time, he served as Director, National Sales, Grocery Market since February 2002.

(F)	Mr. Byrd was elected to his present position in May 2011, having served as President, U.S. Retail Coffee since August 2008. Prior to that time, he served as Senior Vice President, Consumer Market since February 2004.

(G)	Mr. Denman was elected to his present position in November 2012, having served as Vice President and Controller since August 2005.

(H)	Mr. Dunaway was elected to his present position in May 2011, having served as Senior Vice President, Corporate and Organizational Development since August 2008. Prior to that time, he served as Vice President, Corporate Development since November 2001.

(I)	Ms. Fynan was elected to her present position in May 2012, having served as Vice President, Advertising and Creative Services since November 2009. Prior to that time, she served as Director, Advertising and Creative Services since April 2006.

(J)	Mr. Jackson was elected to his present position in May 2014, having served as Vice President, U.S. Retail Coffee, Marketing since December 2008.

(K)	Ms. Knudsen was elected to her present position in August 2010, having served as Vice President, Deputy General Counsel and Corporate Secretary since April 2010, and as Corporate Secretary since April 2009. Prior to that time, she served as Securities and Acquisition Counsel and Assistant Secretary since November 2007.

(L)	Mr. Lemmon was elected to his present position in May 2012, having served as Managing Director, Canada since May 2007.

(M)	Mr. Mayer was elected to his present position in June 2009, having served as Vice President, Customer Development since August 2004.

(N)	Mr. Oakland was elected to his present position in May 2011, having served as President, U.S. Retail – Smucker’s, Jif and Hungry Jack since August 2008. Prior to that time, he served as Vice President and General Manager, Consumer Oils and Baking since November 2001.

(O)	Mr. Resweber was elected to his present position in May 2012, having served as Vice President, Marketing Communications since July 2009 and as Vice President, Marketing Services since August 2004.

(P)	Ms. Sabin was elected to her present position in June 2012, having served as Vice President and General Manager, Smucker Natural Foods, Inc. since February 2009 and Vice President and General Manager, Smucker Quality Beverages, Inc. since February 2007.

(Q)	Mr. Mark Smucker was elected to his present position in May 2011, having served as President, Special Markets since August 2008. Prior to that time, he served as Vice President, International since July 2007 and Vice President and Managing Director, Canada since May 2006.

(R)	Mr. Wagstaff was elected to his present position in May 2011, having served as President, U.S. Retail - Oils and Baking since August 2008. Prior to that time, he served as Vice President, Foodservice and Beverage Markets since May 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The information pertaining to the market for our common shares and other related shareholder information is incorporated herein by reference to the information set forth in our 2014 Annual Report to Shareholders under the caption “Stock Price Data” on page 20 and the caption “Comparison of Five-Year Cumulative Total Shareholder Return” on page 21.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2014 - February 28, 2014	2,528,000	$98.68	2,528,000	326,661
March 1, 2014 - March 31, 2014	322,682	99.22	322,000	4,661
April 1, 2014 - April 30, 2014	—	—	—	5,004,661

Total	2,850,682	$98.74	2,850,000	5,004,661

Information set forth in the table above represents the activity in our fourth fiscal quarter.

(a)	Shares in this column include shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.

(c)	During the fourth quarter, we repurchased 2,850,000 common shares under our share repurchase plan established in February 2014 in accordance with Rule 10b5-1 of the Exchange Act, completing the purchase of shares under the plan.

(d)	At April 30, 2014, we had 5,004,661 common shares remaining for repurchase under Board of Directors’ authorizations, mainly as a result of the Board’s most recent repurchase authorization in April 2014. From May 1, 2014 through June 20, 2014, no additional common shares were repurchased.

Item 6.	Selected Financial Data.

Five-year summaries of our selected financial data and discussions of items which materially affect the comparability of the selected financial data are incorporated herein by reference to the information set forth in our 2014 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 19, “Management’s Discussion and Analysis” on pages 22 through 34, “Note 1: Accounting Policies” on pages 44 through 47, “Note 2: Acquisitions” on pages 48 and 49, and “Note 3: Restructuring” on page 50.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources, and critical accounting estimates and policies, is incorporated herein by reference to the information set forth in our 2014 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis,” on pages 22 through 34.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are incorporated herein by reference to the information set forth in our 2014 Annual Report to Shareholders under the caption “Derivative Financial Instruments and Market Risk” on pages 33 and 34.

Item 8.	Financial Statements and Supplementary Data.

Consolidated financial statements at April 30, 2014 and 2013, and for each of the years in the three-year period ended April 30, 2014, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are incorporated herein by reference to the information set forth in our 2014 Annual Report to Shareholders under the caption “Summary of Quarterly Results of Operations” on page 20 and beginning with “Report of Management on Internal Control Over Financial Reporting” on page 35 through “Note 16: Common Shares” on page 76.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2014 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are set forth in our 2014 Annual Report to Shareholders under the heading “Report of Management on Internal Control Over Financial Reporting” on page 35 and under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 36, which reports are incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2014. Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

The Board of Directors has adopted a Policy on Ethics and Conduct, last revised January 2012, which applies to our directors, principal executive officer, principal financial officer, and principal accounting officer. The Board of Directors has adopted charters for each of the Audit, Executive Compensation, and Nominating and Corporate Governance committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on our Website (jmsmucker.com/investor-relations).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2014.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2014.

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

See the Index of Exhibits beginning on page 23 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2014	The J. M. Smucker Company

/s/ Mark R. Belgya
	By:	Mark R. Belgya
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Richard K. Smucker	Chief Executive Officer and Director (Principal Executive Officer)	June 23, 2014

/s/ Mark R. Belgya
Mark R. Belgya	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 23, 2014

*
John W. Denman	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	June 23, 2014

*
Timothy P. Smucker	Chairman of the Board	June 23, 2014

*
Vincent C. Byrd	Director	June 23, 2014

*
R. Douglas Cowan	Director	June 23, 2014

*
Kathryn W. Dindo	Director	June 23, 2014

*
Paul J. Dolan	Director	June 23, 2014

*
Robert B. Heisler, Jr.	Director	June 23, 2014

*
Nancy Lopez Knight	Director	June 23, 2014

*
Elizabeth Valk Long	Director	June 23, 2014

*
Gary A. Oatey	Director	June 23, 2014

*
Alex Shumate	Director	June 23, 2014

*
Mark T. Smucker	Director	June 23, 2014

*
Paul Smucker Wagstaff	Director	June 23, 2014

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 23, 2014	/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen
Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Transaction Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, the Company, and Moon Merger Sub, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008.

2.2	Separation Agreement, dated June 4, 2008, by and among The Procter & Gamble Company, The Folgers Coffee Company, and the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008.

3.1	Amended Articles of Incorporation of The J. M. Smucker Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

3.2	Amended Regulations of The J. M. Smucker Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

4.1	Rights Agreement, dated as of May 20, 2009, by and between the Company and Computershare Trust Company, N.A., incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed on May 21, 2009.

4.2	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 18, 2011.

4.3	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the Guarantors, and U.S. Bank National Association, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 18, 2011.

4.4	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among KeyBank National Association and Bank of Montreal, as administrative agents, and the other parties identified therein, incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed on October 13, 2011.

10.1	1987 Stock Option Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994.*

10.2	Nonemployee Director Stock Plan dated January 1, 1997, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997.*

10.3	1998 Equity and Performance Incentive Plan (as amended and restated effective as of June 6, 2005), incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005.*

10.4	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2013, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014.*

10.5	Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of December 31, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

INDEX OF EXHIBITS

Exhibit No.	Description

10.6	Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of December 31, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.7	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of April 25, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.*

10.8	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of April 25, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.*

10.9	The J. M. Smucker Company Voluntary Deferred Compensation Plan, amended and restated as of December 1, 2012, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013.*

10.10	Amended and Restated Nonemployee Director Stock Option Plan, effective August 19, 2005, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 24, 2005.*

10.11	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 21, 2006.*

10.12	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 20, 2010.*

10.13	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.*

10.14	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 28, 2010.*

10.15	Form of Restricted Stock Agreement, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.*

10.16	Omnibus Amendment to Restricted Stock Agreements for Folgers Employees, dated as of November 4, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.17	Form of Restricted Stock Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2012.*

10.18	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2012.*

10.19	Form of Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.*

10.20	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.*

INDEX OF EXHIBITS

Exhibit No.	Description

10.21	Form of Special One-Time Grant of Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.*

10.22	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007), incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.*

10.23	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014), incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013.*

10.24	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, restated as of May 1, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.25	Amendment No. 1 to The J.M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, effective as of May 1, 2012, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012.*

10.26	The J.M. Smucker Company Restoration Plan, effective as of May 1, 2012, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012.*

10.27	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.28	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

10.29	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 001-6699).

10.30	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.31	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc., incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 001-6699).

10.32	Note Purchase Agreement, dated as of May 27, 2004, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

INDEX OF EXHIBITS

Exhibit No.	Description

10.33	First Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

10.34	Second Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.35	Third Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.36	Fourth Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

10.37	Note Purchase Agreement, dated as of May 31, 2007, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

10.38	First Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.39	Second Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.40	Third Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

10.41	Note Purchase Agreement, dated as of October 23, 2008, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.42	First Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.43	Second Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

10.44	Note Purchase Agreement, dated as of June 15, 2010, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed on June 17, 2010.

10.45	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of May 27, 2004, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

INDEX OF EXHIBITS

Exhibit No.	Description

10.46	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of May 31, 2007, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.47	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of October 23, 2008, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.48	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and the Company, dated November 6, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.49	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.50	Third Amended and Restated Credit Agreement, dated as of September 6, 2013, among the Company, Smucker Foods of Canada Corp., the Lenders, the Guarantors, and Bank of Montreal, as administrative agent for the Lenders, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 10, 2013.

12	Computation of Ratio of Earnings to Fixed Charges.

13	Excerpts from our 2014 Annual Report to Shareholders. Such Annual Report, except those portions thereof that are expressly incorporated herein by reference, is furnished for the information of the Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

INDEX OF EXHIBITS

Exhibit No.	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

* Management contract or compensatory plan or arrangement.

THE J. M. SMUCKER COMPANY

ANNUAL REPORT ON FORM 10-K

INDEX TO FINANCIAL STATEMENTS

Annual Report to Shareholders

Data incorporated by reference to the 2014 Annual Report to Shareholders of The J. M. Smucker Company:

Report of Management on Internal Control Over Financial Reporting	35
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	36
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	37
Consolidated Balance Sheets at April 30, 2014 and 2013	40 - 41
For the years ended April 30, 2014, 2013, and 2012:
Statements of Consolidated Income	39
Statements of Consolidated Comprehensive Income	39
Statements of Consolidated Cash Flows	42
Statements of Consolidated Shareholders’ Equity	43
Notes to Consolidated Financial Statements	44 - 76

Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or the notes thereto.

F-1