Form 10-Q
period 2014-07-31
SMUCKER J M CO
filed 2014-08-27
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

The Company had 101,817,341 common shares outstanding on August 22, 2014.

The Exhibit Index is located at Page No. 36

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended July 31,
(Dollars in millions, except per share data)	2014	2013
Net sales	$1,323.8	$1,350.9
Cost of products sold	845.1	858.0
Gross Profit	478.7	492.9
Selling, distribution, and administrative expenses	253.4	250.2
Amortization	24.9	24.5
Other special project costs (A)	8.6	5.8
Other operating expense (income) – net	0.2	(0.9)
Operating Income	191.6	213.3
Interest expense – net	(17.4)	(23.8)
Other income – net	1.3	—
Income Before Income Taxes	175.5	189.5
Income taxes	59.5	62.9
Net Income	$116.0	$126.6
Earnings per common share:
Net Income	$1.14	$1.19
Net Income – Assuming Dilution	$1.14	$1.19
Dividends Declared per Common Share	$0.64	$0.58
(A)	Other special project costs includes restructuring and merger and integration costs. For additional information, see Note 3: Acquisitions and Note 4: Restructuring.

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended July 31,
(Dollars in millions)	2014	2013
Net income	$116.0	$126.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2.8)	(6.0)
Cash flow hedging derivative activity, net of tax	(4.3)	1.9
Pension and other postretirement benefit plans activity, net of tax	1.4	1.9
Available-for-sale securities activity, net of tax	0.4	(0.5)
Total Other Comprehensive Loss	(5.3)	(2.7)
Comprehensive Income	$110.7	$123.9

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2014	April 30, 2014
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$149.4	$153.5
Trade receivables, less allowance for doubtful accounts	392.5	309.4
Inventories:
Finished products	692.7	571.5
Raw materials	391.8	359.5
	1,084.5	931.0
Other current assets	101.8	145.2
Total Current Assets	1,728.2	1,539.1
Property, Plant, and Equipment
Land and land improvements	100.5	99.7
Buildings and fixtures	523.2	516.0
Machinery and equipment	1,403.4	1,384.0
Construction in progress	179.9	163.9
	2,207.0	2,163.6
Accumulated depreciation	(932.3)	(898.0)
Total Property, Plant, and Equipment	1,274.7	1,265.6
Other Noncurrent Assets
Goodwill	3,098.6	3,098.2
Other intangible assets – net	2,999.7	3,024.3
Other noncurrent assets	149.0	144.9
Total Other Noncurrent Assets	6,247.3	6,267.4
Total Assets	$9,250.2	$9,072.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$279.4	$289.2
Accrued trade marketing and merchandising	59.9	58.5
Current portion of long-term debt	—	100.0
Revolving credit facility	470.0	248.4
Other current liabilities	210.0	194.9
Total Current Liabilities	1,019.3	891.0
Noncurrent Liabilities
Long-term debt	1,881.1	1,879.8
Deferred income taxes	1,019.9	1,020.7
Other noncurrent liabilities	245.5	251.0
Total Noncurrent Liabilities	3,146.5	3,151.5
Total Liabilities	4,165.8	4,042.5
Shareholders’ Equity
Common shares	25.5	25.4
Additional capital	3,978.2	3,965.8
Retained income	1,137.7	1,091.0
Amount due from ESOP Trust	(0.1)	(1.0)
Accumulated other comprehensive loss	(56.9)	(51.6)
Total Shareholders’ Equity	5,084.4	5,029.6
Total Liabilities and Shareholders’ Equity	$9,250.2	$9,072.1

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
(Dollars in millions)	2014	2013
Operating Activities
Net income	$116.0	$126.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38.3	37.6
Amortization	24.9	24.5
Share-based compensation expense	6.9	5.6
Loss on sale of assets – net	0.5	0.2
Defined benefit pension contributions	(1.3)	(1.1)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(83.0)	(44.3)
Inventories	(153.3)	(115.1)
Other current assets	27.1	14.0
Accounts payable	(9.8)	(20.6)
Accrued liabilities	(14.3)	22.8
Income and other taxes	45.6	38.7
Other – net	(5.7)	(6.8)
Net Cash (Used for) Provided by Operating Activities	(8.1)	82.1
Investing Activities
Additions to property, plant, and equipment	(49.0)	(36.3)
Proceeds from disposal of property, plant, and equipment	1.2	1.1
Other – net	(4.3)	(7.1)
Net Cash Used for Investing Activities	(52.1)	(42.3)
Financing Activities
Revolving credit facility – net	221.6	85.0
Repayments of long-term debt	(100.0)	—
Quarterly dividends paid	(58.9)	(55.4)
Purchase of treasury shares	(10.6)	(165.4)
Proceeds from stock option exercises	0.4	0.1
Other – net	7.4	0.1
Net Cash Provided by (Used for) Financing Activities	59.9	(135.6)
Effect of exchange rate changes on cash	(3.8)	(3.1)
Net decrease in cash and cash equivalents	(4.1)	(98.9)
Cash and cash equivalents at beginning of period	153.5	256.4
Cash and Cash Equivalents at End of Period	$149.4	$157.5

(    ) Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted, except per share data)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements of The J. M. Smucker Company (“Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

Operating results for the three-month period ended July 31, 2014, are not necessarily indicative of the results that may be expected for the year ending April 30, 2015. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2014.

Note 2: Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. ASU 2014-09 will be effective for us on May 1, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact the application of ASU 2014-09 will have on our financial statements and disclosures.

Note 3: Acquisitions

During 2014, we completed two acquisitions for aggregate net cash consideration of $101.8, net of working capital adjustments. Enray Inc. (“Enray”), a leading manufacturer and marketer of premium organic, gluten-free ancient grain products, was acquired in August 2013. Silocaf of New Orleans, Inc. (“Silocaf”), a strategic investment related to our green coffee supply chain, was acquired in September 2013.

The purchase price for each business acquired was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocations include total intangible assets of $37.6 for both Enray and Silocaf. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, the excess was allocated to goodwill. Valuations resulted in Enray goodwill of $29.3, which was assigned to the International, Foodservice, and Natural Foods segment, and Silocaf goodwill of $22.8, which was assigned to the U.S. Retail Coffee segment. Silocaf goodwill is preliminary pending the finalization of our tax basis.

Subsequent to July 31, 2014, we signed a definitive agreement to acquire Sahale Snacks, Inc., a leading manufacturer and marketer of premium, branded nut and fruit snacks, for approximately $80.0. The new business will become part of our U. S. Retail Consumer Foods segment upon close of the transaction anticipated to occur during September 2014.

Note 4: Restructuring

During 2010, we announced plans to restructure our coffee and fruit spreads operations as part of our ongoing efforts to enhance the long-term strength and profitability of our leading brands. Since then, we expanded our restructuring plan to include the Canadian pickle and condiments operations and the capacity expansion of our peanut butter business. Pickle and condiments production was transitioned to third-party manufacturers during 2012. The consolidation of coffee production in New Orleans, Louisiana, related to these restructuring initiatives is complete, and the transitioned retail and foodservice fruit spreads volume is being produced at our new facility in Orrville, Ohio. All of the impacted facilities have been closed, resulting in the reduction of 850 full-time positions as anticipated.

We expect to incur total restructuring costs of approximately $265.0 for the entire restructuring plan, of which $251.2 has been incurred through July 31, 2014. The majority of the remaining costs are anticipated to be recognized this fiscal year and relate to the conversion of the Memphis, Tennessee, fruit spreads facility into a peanut butter plant.

The following table summarizes the restructuring activity, including the liabilities recorded and the total amount expected to be incurred.

	Long-Lived Asset Charges	Employee Separation	Site Preparation and Equipment Relocation	Production Start-up	Other Costs	Total
Total expected restructuring charge	$102.8	$63.8	$45.4	$42.8	$10.2	$265.0
Balance at May 1, 2013	$—	$7.7	$—	$—	$—	$7.7
Charge to expense	2.7	2.6	7.2	7.2	1.1	20.8
Cash payments	—	(8.4)	(7.2)	(7.2)	(1.1)	(23.9)
Noncash utilization	(2.7)	(0.2)	—	—	—	(2.9)
Balance at April 30, 2014	$—	$1.7	$—	$—	$—	$1.7
Charge to expense	0.1	0.2	0.9	1.3	0.3	2.8
Cash payments	—	(1.1)	(0.9)	(1.3)	(0.3)	(3.6)
Noncash utilization	(0.1)	—	—	—	—	(0.1)
Balance at July 31, 2014	$—	$0.8	$—	$—	$—	$0.8
Remaining expected restructuring charge	$0.1	$0.1	$4.3	$7.7	$1.6	$13.8

In the three months ended July 31, 2014 and 2013, total restructuring charges of $2.8 and $5.2, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $0.1 and $1.4 were reported in cost of products sold in the three months ended July 31, 2014 and 2013, respectively, while the remaining charges were reported in other special project costs.

Employee separation costs include severance, retention bonuses, and pension costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees. The obligation related to employee separation costs is included in current liabilities in the Condensed Consolidated Balance Sheets.

Other costs include professional fees, costs related to closing the facilities, and miscellaneous expenditures associated with the restructuring initiative and are expensed as incurred.

Note 5: Common Shares

The following table sets forth common share information.

	July 31, 2014	April 30, 2014
Common shares authorized	300,000,000	300,000,000
Common shares outstanding	101,816,841	101,697,400
Treasury shares	26,788,324	26,907,765

During 2014, we repurchased 4.9 million common shares for $495.0. At July 31, 2014, approximately 5.0 million common shares were available for repurchase under Board of Directors’ authorizations.

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

Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain operating expenses such as corporate administrative expenses and, effective May 1, 2014, unallocated gains and losses on commodity and foreign currency exchange derivative activities. Commodity and foreign currency exchange derivative gains and losses are reported in unallocated derivative gains and losses outside of segment operating results until the related inventory is sold. At that time, we reclassify the hedge gains and losses from unallocated derivative gains and losses to segment profit, allowing our segments to realize the economic effect of the hedge without experiencing any mark-to-market volatility. We would expect that any gain or loss in the estimated fair value of the derivatives would generally be offset by a change in the estimated fair value of the underlying exposures. Prior year results have been modified to exclude the unrealized gains and losses on commodity and foreign currency exchange derivatives.

	Three Months Ended July 31,
	2014	2013
Net sales:
U.S. Retail Coffee	$502.7	$514.4
U.S. Retail Consumer Foods	522.8	536.4
International, Foodservice, and Natural Foods	298.3	300.1
Total net sales	$1,323.8	$1,350.9
Segment profit:
U.S. Retail Coffee	$137.6	$142.6
U.S. Retail Consumer Foods	113.2	95.5
International, Foodservice, and Natural Foods	35.4	43.1
Total segment profit	$286.2	$281.2
Interest expense – net	(17.4)	(23.8)
Cost of products sold – special project costs	(0.4)	(1.5)
Unallocated derivative (losses) gains	(21.4)	4.6
Other special project costs	(8.6)	(5.8)
Corporate administrative expenses	(64.2)	(65.2)
Other income – net	1.3	—
Income before income taxes	$175.5	$189.5

As of July 31, 2014, the cumulative amount of net derivative losses from economic hedges that had been recognized in unallocated derivative (losses) gains and not yet allocated to segment profit was $17.3, including net gains of $4.1 incurred prior to 2015. Included in unallocated derivative (losses) gains is $9.1 of net realized losses. For additional information, see Note 11: Derivative Financial Instruments.

Note 7: Debt and Financing Arrangements

Long-term debt consists of the following:

	July 31, 2014	April 30, 2014
4.78% Senior Notes due June 1, 2014	$—	$100.0
6.12% Senior Notes due November 1, 2015	24.0	24.0
6.63% Senior Notes due November 1, 2018	391.2	392.0
3.50% Senior Notes due October 15, 2021	765.9	763.8
5.55% Senior Notes due April 1, 2022	300.0	300.0
4.50% Senior Notes due June 1, 2025	400.0	400.0
Total long-term debt	$1,881.1	$1,979.8
Current portion of long-term debt	—	100.0
Total long-term debt, less current portion	$1,881.1	$1,879.8

The 3.50 percent Senior Notes were issued in a public offering and the remaining Senior Notes were privately placed. The Senior Notes are unsecured and interest is paid semiannually. Scheduled payments are required on the 5.55 percent Senior Notes, of which $75.0 is due on April 1, 2016, and on the 4.50 percent Senior Notes, the first of which is $100.0 due on June 1, 2020. We repaid the 4.78 percent Senior Notes on June 1, 2014. We may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with accrued and unpaid interest, and any applicable make-whole amount.

In the second quarter of 2014, we entered into an interest rate swap, with a notional amount of $750.0, on the 3.50 percent Senior Notes due October 15, 2021, converting the Senior Notes from a fixed- to a variable-rate basis. The interest rate swap was designated as a fair value hedge of the underlying debt obligation. At July 31, 2014, a net gain from changes in the fair value of the interest rate swap of $17.0 was recognized in interest expense with a corresponding offset due to changes in the fair value of the hedged underlying debt, resulting in no net impact to interest expense. For additional information, see Note 11: Derivative Financial Instruments.

Also, in the second quarter of 2014, we entered into an amended and restated credit agreement with a group of 11 banks. The credit facility, which amended and restated our $1.0 billion credit agreement dated as of July 29, 2011, provides for a revolving credit line of $1.5 billion and extends the maturity to September 6, 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, London Interbank Offered Rate (“LIBOR”), or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. At July 31, 2014, we had a balance outstanding under the revolving credit facility of $470.0 at a weighted-average interest rate of 1.05 percent.

Interest paid totaled $24.7 and $22.4 for the three months ended July 31, 2014 and 2013, respectively. This differs from interest expense due to the timing of payments, amortization of fair value adjustments, effect of interest rate swap, amortization of debt issue costs, and interest capitalized.

Our debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. We are in compliance with all covenants.

Subsequent to July 31, 2014, we entered into a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of August 26, 2014, we had $490.0 of short-term borrowings, which was comprised of $250.0 in commercial paper borrowings at a weighted-average interest rate of 0.32 percent and $240.0 in borrowings under our revolving credit facility at a weighted-average interest rate of 1.06 percent.

Note 8: Earnings per Share

The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended July 31,
	2014	2013
Net income	$116.0	$126.6
Net income allocated to participating securities	0.8	1.1
Net income allocated to common stockholders	$115.2	$125.5
Weighted-average common shares outstanding	101,028,622	105,077,523
Dilutive effect of stock options	8,471	16,755
Weighted-average common shares outstanding – assuming dilution	101,037,093	105,094,278
Net income per common share	$1.14	$1.19
Net income per common share – assuming dilution	$1.14	$1.19

Note 9: Pensions and Other Postretirement Benefits

The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Service cost	$2.0	$2.2	$0.6	$0.6
Interest cost	5.7	5.4	0.6	0.6
Expected return on plan assets	(6.3)	(6.4)	—	—
Recognized net actuarial loss	2.5	3.3	—	—
Other	0.2	0.3	(0.3)	(0.3)
Net periodic benefit cost	$4.1	$4.8	$0.9	$0.9

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

Effective May 1, 2014, we elected to no longer qualify commodity derivatives for hedge accounting treatment. Prior to 2015, certain of our derivative instruments met the hedge criteria and were accounted for as cash flow hedges. The mark-to-market gains and losses on qualifying hedges were deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affected earnings. The deferred net gains included in accumulated other comprehensive loss, net of tax, were $18.3 at April 30, 2014, with $14.0 remaining at July 31, 2014. Although we no longer perform the assessments required to achieve hedge accounting for derivative positions, we believe all of our commodity derivatives are economic hedges of our risk exposure.

The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument. Thus, we would expect that any gain or loss in the estimated fair value of the derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposure.

Foreign Currency Exchange Rate Hedging: We utilize foreign currency forwards and options contracts to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods in Canada. The contracts generally have maturities of less than one year.

Effective May 1, 2014, we elected to no longer qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Prior to 2015, instruments used to manage foreign currency exchange exposures did not qualify for hedge accounting treatment and the change in value of these instruments was immediately recognized in cost of products sold.

Interest Rate Hedging: We utilize derivative instruments to manage changes in the fair value and cash flows of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains and losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the interest rate swap would be recognized at fair value on the balance sheet and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no impact on earnings.

During 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. We receive cash flows from the counterparty at a fixed rate and pay the counterparty variable rates based on LIBOR. The difference between the fixed rate and variable rates resulted in a favorable impact to interest expense for the three months ended July 31, 2014. The interest rate swap was recognized at fair value in the Condensed Consolidated Balance Sheets at July 31, 2014 and April 30, 2014, and changes in the fair value were recognized in interest expense. The net gain of $17.0 recognized on the derivative instrument during the first quarter had no net impact to earnings, as the change in the fair value of the derivative was equal to the change in fair value of the underlying debt.

The following table sets forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2014			April 30, 2014
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Current Assets	Other Current Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contract	$12.8	$—	$4.2	$18.0	$—	$3.1
Commodity contracts	—	—	—	23.4	10.9	—
Total derivatives designated as hedging instruments	$12.8	$—	$4.2	$41.4	$10.9	$3.1
Derivatives not designated as hedging instruments:
Commodity contracts	$15.4	$18.2	$0.5	$11.6	$5.8	$—
Foreign currency exchange contracts	1.2	0.9	—	1.4	0.7	—
Total derivatives not designated as hedging instruments	$16.6	$19.1	$0.5	$13.0	$6.5	$—
Total derivative instruments	$29.4	$19.1	$4.7	$54.4	$17.4	$3.1

We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At July 31, 2014 and April 30, 2014, we maintained cash margin account balances of $12.4 and $8.1, respectively, included in other current assets in the Condensed Consolidated Balance Sheets and other – net, investing in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges prior to May 1, 2014, and pre-tax losses related to the termination of a prior interest rate swap.

	Three Months Ended July 31,
	2014	2013
Losses recognized in other comprehensive loss (effective portion)	$—	$(6.0)
Gains (losses) reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	7.0	(8.8)
Losses reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(0.1)	(0.1)
Change in accumulated other comprehensive loss	$(6.9)	$2.9

Included as a component of accumulated other comprehensive loss were deferred pre-tax net gains of $22.2 and $29.1 at July 31, 2014 and April 30, 2014, respectively, related to commodity contracts. The related tax expense recognized in accumulated other comprehensive loss was expense of $8.1 and $10.8 at July 31, 2014 and April 30, 2014, respectively. The entire amount included in accumulated other comprehensive loss is expected to be recognized in earnings within one year as the related commodities are sold.

Included as a component of accumulated other comprehensive loss were deferred pre-tax losses of $4.8 at both July 31, 2014 and April 30, 2014, related to the termination of a prior interest rate swap in October 2011 on the 3.50 percent Senior Notes due October 15, 2021. The related tax benefit recognized in accumulated other comprehensive loss was $1.7 at both July 31, 2014 and April 30, 2014. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended July 31,
	2014	2013
Losses on commodity contracts	$(21.1)	$(1.9)
(Losses) gains on foreign currency exchange contracts	(0.6)	1.1
Total losses recognized in cost of products sold	$(21.7)	$(0.8)

Unallocated derivative (losses) gains for the quarter ended July 31, 2014, included:

	Three Months Ended July 31,
	2014	2013
Net losses on mark-to-market valuation of unallocated derivative positions	$(21.7)	$(0.8)
Net losses on derivative positions reclassified to segment operating profit	0.3	5.4
Net mark-to-market valuation of certain derivative positions recognized in unallocated derivative (losses) gains	$(21.4)	$4.6

The following table presents the gross contract notional value of outstanding derivative contracts.

	July 31, 2014	April 30, 2014
Commodity contracts	$571.3	$790.3
Foreign currency exchange contracts	250.5	158.1
Interest rate contract	750.0	750.0

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

The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2014		April 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$56.0	$56.0	$55.4	$55.4
Derivative financial instruments – net	15.0	15.0	33.9	33.9
Long-term debt	(1,881.1)	(2,124.1)	(1,979.8)	(2,239.1)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2014
Other investments: (A)
Equity mutual funds	$12.5	$—	$—	$12.5
Municipal obligations	—	37.4	—	37.4
Money market funds	6.1	—	—	6.1
Derivatives: (B)
Commodity contracts – net	(1.4)	(0.9)	—	(2.3)
Foreign currency exchange contracts – net	—	0.3	—	0.3
Interest rate contract – net	—	17.0	—	17.0
Long-term debt (C)	(774.8)	(1,349.3)	—	(2,124.1)
Total financial instruments measured at fair value	$(757.6)	$(1,295.5)	$—	$(2,053.1)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2014
Other investments: (A)
Equity mutual funds	$12.0	$—	$—	$12.0
Municipal obligations	—	34.4	—	34.4
Other investments	9.0	—	—	9.0
Derivatives: (B)
Commodity contracts – net	13.5	4.8	—	18.3
Foreign currency exchange contracts – net	—	0.7	—	0.7
Interest rate contract – net	—	14.9		14.9
Long-term debt (C)	(772.0)	(1,467.1)	—	(2,239.1)
Total financial instruments measured at fair value	$(737.5)	$(1,412.3)	$—	$(2,149.8)

(A)	Other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs which are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2014, our municipal obligations are scheduled to mature as follows: $6.3 in 2015, $0.5 in 2016, $1.7 in 2017, $1.1 in 2018, and the remaining $27.8 in 2019 and beyond.

(B)	Level 1 commodity contract derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity contract and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. The Level 2 interest rate contract derivative is valued using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single discounted present value. Level 2 inputs for the interest rate contract are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. For additional information, see Note 11: Derivative Financial Instruments.

(C)	Long-term debt is comprised of public Senior Notes classified as Level 1 and private Senior Notes classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the private Senior Notes is based on the net present value of each interest and principal payment calculated, utilizing an interest rate derived from a fair market yield curve. For additional information, see Note 7: Debt and Financing Arrangements.

Note 13: Income Taxes

During the three-month period ended July 31, 2014, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, partially offset by state income taxes.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $0.4, primarily as a result of expiring statute of limitations periods.

Note 14: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, including the reclassification adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2014	$31.7	$15.3	$(102.0)	$3.4	$(51.6)
Reclassification adjustments	—	(6.9)	2.2	—	(4.7)
Current period (charge) credit	(2.8)	—	—	0.7	(2.1)
Income tax benefit (expense)	—	2.6	(0.8)	(0.3)	1.5
Balance at July 31, 2014	$28.9	$11.0	$(100.6)	$3.8	$(56.9)

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2013	$61.5	$(11.2)	$(131.4)	$4.5	$(76.6)
Reclassification adjustments	—	8.9	3.0	—	11.9
Current period charge	(6.0)	(6.0)	—	(0.8)	(12.8)
Income tax (expense) benefit	—	(1.0)	(1.1)	0.3	(1.8)
Balance at July 31, 2013	$55.5	$(9.3)	$(129.5)	$4.0	$(79.3)
(A)	Of the total losses reclassified from accumulated other comprehensive loss, $7.0 of income and $8.8 of expense was reclassified to cost of products sold related to commodity derivatives for the three months ended July 31, 2014 and 2013, respectively. Of the total losses reclassified from accumulated other comprehensive loss, $0.1 of expense was reclassified to interest expense related to the terminated interest rate swap for the three months ended July 31, 2014 and 2013.

(B)	Amortization of net losses was reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expenses.

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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended July 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$707.1	$290.4	$1,517.8	$(1,191.5)	$1,323.8
Cost of products sold	582.8	263.2	1,181.2	(1,182.1)	845.1
Gross Profit	124.3	27.2	336.6	(9.4)	478.7
Selling, distribution, and administrative expenses and other special project costs	52.8	12.2	197.0	—	262.0
Amortization	1.0	—	23.9	—	24.9
Other operating expense (income) – net	—	0.4	(0.2)	—	0.2
Operating Income	70.5	14.6	115.9	(9.4)	191.6
Interest (expense) income – net	(17.6)	0.3	(0.1)	—	(17.4)
Other income – net	1.3	—	—	—	1.3
Equity in net earnings of subsidiaries	77.5	38.8	14.6	(130.9)	—
Income Before Income Taxes	131.7	53.7	130.4	(140.3)	175.5
Income taxes	15.7	0.1	43.7	—	59.5
Net Income	$116.0	$53.6	$86.7	$(140.3)	$116.0
Other comprehensive (loss) income, net of tax	(5.3)	(4.0)	(7.0)	11.0	(5.3)
Comprehensive Income	$110.7	$49.6	$79.7	$(129.3)	$110.7

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended July 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$736.0	$303.4	$1,593.4	$(1,281.9)	$1,350.9
Cost of products sold	600.4	277.4	1,257.9	(1,277.7)	858.0
Gross Profit	135.6	26.0	335.5	(4.2)	492.9
Selling, distribution, and administrative expenses and other special project costs	48.6	10.9	196.5	—	256.0
Amortization	1.1	—	23.4	—	24.5
Other operating (income) expense – net	(1.5)	(0.2)	0.8	—	(0.9)
Operating Income	87.4	15.3	114.8	(4.2)	213.3
Interest (expense) income – net	(24.0)	0.3	(0.1)	—	(23.8)
Other income (expense) – net	—	0.1	(0.1)	—	—
Equity in net earnings of subsidiaries	82.6	32.9	15.4	(130.9)	—
Income Before Income Taxes	146.0	48.6	130.0	(135.1)	189.5
Income taxes	19.4	0.1	43.4	—	62.9
Net Income	$126.6	$48.5	$86.6	$(135.1)	$126.6
Other comprehensive (loss) income, net of tax	(2.7)	1.9	(3.9)	2.0	(2.7)
Comprehensive Income	$123.9	$50.4	$82.7	$(133.1)	$123.9

CONDENSED CONSOLIDATING BALANCE SHEETS

	July 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$18.7	$—	$130.7	$—	$149.4
Inventories	—	188.3	905.5	(9.3)	1,084.5
Other current assets	428.9	6.0	71.4	(12.0)	494.3
Total Current Assets	447.6	194.3	1,107.6	(21.3)	1,728.2
Property, Plant, and Equipment – Net	238.4	552.5	483.8	—	1,274.7
Investments in Subsidiaries	8,448.6	4,098.0	252.5	(12,799.1)	—
Intercompany Receivable	—	303.7	1,103.0	(1,406.7)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	2,016.6	—	3,098.6
Other intangible assets – net	504.4	—	2,495.3	—	2,999.7
Other noncurrent assets	75.3	10.7	63.0	—	149.0
Total Other Noncurrent Assets	1,661.7	10.7	4,574.9	—	6,247.3
Total Assets	$10,796.3	$5,159.2	$7,521.8	$(14,227.1)	$9,250.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$747.4	$89.3	$194.6	$(12.0)	$1,019.3
Noncurrent Liabilities
Long-term debt	1,881.1	—	—	—	1,881.1
Deferred income taxes	109.2	—	910.7	—	1,019.9
Intercompany payable	2,757.4	—	—	(2,757.4)	—
Other noncurrent liabilities	216.8	12.7	16.0	—	245.5
Total Noncurrent Liabilities	4,964.5	12.7	926.7	(2,757.4)	3,146.5
Total Liabilities	5,711.9	102.0	1,121.3	(2,769.4)	4,165.8
Total Shareholders’ Equity	5,084.4	5,057.2	6,400.5	(11,457.7)	5,084.4
Total Liabilities and Shareholders’ Equity	$10,796.3	$5,159.2	$7,521.8	$(14,227.1)	$9,250.2

CONDENSED CONSOLIDATING BALANCE SHEETS

	April 30, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$6.8	$—	$146.7	$—	$153.5
Inventories	—	173.3	761.4	(3.7)	931.0
Other current assets	360.2	9.9	94.6	(10.1)	454.6
Total Current Assets	367.0	183.2	1,002.7	(13.8)	1,539.1
Property, Plant, and Equipment – Net	233.6	551.1	480.9	—	1,265.6
Investments in Subsidiaries	8,367.6	4,063.3	237.9	(12,668.8)	—
Intercompany Receivable	—	315.5	1,132.2	(1,447.7)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	2,016.2	—	3,098.2
Other intangible assets – net	505.5	—	2,518.8	—	3,024.3
Other noncurrent assets	70.4	11.1	63.4	—	144.9
Total Other Noncurrent Assets	1,657.9	11.1	4,598.4	—	6,267.4
Total Assets	$10,626.1	$5,124.2	$7,452.1	$(14,130.3)	$9,072.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$595.9	$103.8	$201.4	$(10.1)	$891.0
Noncurrent Liabilities
Long-term debt	1,879.8	—	—	—	1,879.8
Deferred income taxes	107.6	—	913.1	—	1,020.7
Intercompany payable	2,792.9	—	—	(2,792.9)	—
Other noncurrent liabilities	220.3	12.8	17.9	—	251.0
Total Noncurrent Liabilities	5,000.6	12.8	931.0	(2,792.9)	3,151.5
Total Liabilities	5,596.5	116.6	1,132.4	(2,803.0)	4,042.5
Total Shareholders’ Equity	5,029.6	5,007.6	6,319.7	(11,327.3)	5,029.6
Total Liabilities and Shareholders’ Equity	$10,626.1	$5,124.2	$7,452.1	$(14,130.3)	$9,072.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended July 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$—	$7.9	$(16.0)	$—	$(8.1)
Investing Activities
Additions to property, plant, and equipment	(12.3)	(16.1)	(20.6)	—	(49.0)
Proceeds from disposal of property, plant, and equipment	—	1.1	0.1	—	1.2
Repayments from (disbursements of) intercompany loans	—	11.8	23.8	(35.6)	—
Other – net	(0.1)	(4.7)	0.5	—	(4.3)
Net Cash (Used for) Provided by Investing Activities	(12.4)	(7.9)	3.8	(35.6)	(52.1)
Financing Activities
Revolving credit facility – net	221.6	—	—	—	221.6
Repayments of long-term debt	(100.0)	—	—	—	(100.0)
Quarterly dividends paid	(58.9)	—	—	—	(58.9)
Purchase of treasury shares	(10.6)	—	—	—	(10.6)
Proceeds from stock option exercises	0.4	—	—	—	0.4
Intercompany payable	(35.6)	—	—	35.6	—
Other – net	7.4	—	—	—	7.4
Net Cash Provided by Financing Activities	24.3	—	—	35.6	59.9
Effect of exchange rate changes on cash	—	—	(3.8)	—	(3.8)
Net increase (decrease) in cash and cash equivalents	11.9	—	(16.0)	—	(4.1)
Cash and cash equivalents at beginning of period	6.8	—	146.7	—	153.5
Cash and Cash Equivalents at End of Period	$18.7	$—	$130.7	—	$149.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended July 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$40.6	$(7.9)	$49.4	$—	$82.1
Investing Activities
Additions to property, plant, and equipment	(4.0)	(19.5)	(12.8)	—	(36.3)
Proceeds from disposal of property, plant, and equipment	—	0.3	0.8	—	1.1
Repayments from (disbursements of) intercompany loans	—	27.4	(34.7)	7.3	—
Other – net	(3.1)	(0.3)	(3.7)	—	(7.1)
Net Cash (Used for) Provided by Investing Activities	(7.1)	7.9	(50.4)	7.3	(42.3)
Financing Activities
Revolving credit facility—net	85.0	—	—	—	85.0
Quarterly dividends paid	(55.4)	—	—	—	(55.4)
Purchase of treasury shares	(165.4)	—	—	—	(165.4)
Proceeds from stock option exercises	0.1	—	—	—	0.1
Intercompany payable	7.3	—	—	(7.3)	—
Other – net	7.9	—	(7.8)	—	0.1
Net Cash Used for Financing Activities	(120.5)	—	(7.8)	(7.3)	(135.6)
Effect of exchange rate changes	—	—	(3.1)	—	(3.1)
Net decrease in cash and cash equivalents	(87.0)	—	(11.9)	—	(98.9)
Cash and cash equivalents at beginning of period	108.0	—	148.4	—	256.4
Cash and Cash Equivalents at End of Period	$21.0	$—	$136.5	$—	$157.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, unless otherwise noted, except per share data)

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2014 and 2013. Results for the quarter ended July 31, 2014, include the operations of Enray Inc. (“Enray”), which was acquired on August 20, 2013, and the impact of our licensing and distribution agreement with Cumberland Packing Corp. (“Cumberland”), which commenced on July 1, 2013.

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

Dunkin’ Donuts brand is licensed to us for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. K-Cup® is a trademark of Keurig Green Mountain, Inc., used with permission.

Results of Operations

	Three Months Ended July 31,
	2014	2013
Net sales	$1,323.8	$1,350.9
Gross profit	$478.7	$492.9
% of net sales	36.2%	36.5%
Operating income	$191.6	$213.3
% of net sales	14.5%	15.8%
Net income:
Net income	$116.0	$126.6
Net income per common share – assuming dilution	$1.14	$1.19
Gross profit excluding certain items affecting comparability (A)	$500.5	$489.8
% of net sales	37.8%	36.3%
Operating income excluding certain items affecting comparability (A)	$222.0	$216.0
% of net sales	16.8%	16.0%
Income excluding certain items affecting comparability: (A)
Income	$136.1	$128.4
Income per common share – assuming dilution	$1.34	$1.21
(A) Refer to “Non-GAAP Measures” located on page 25 for a reconciliation to the comparable GAAP financial measure.

Net sales in the first quarter of 2015 decreased 2 percent, compared to the first quarter of 2014, reflecting lower net price realization and the continued impact of the exit of our private label hot beverage business in the International, Foodservice, and Natural Foods segment during 2014. Operating income decreased 10 percent in the first quarter of 2015, compared to the first quarter of 2014, but increased 3 percent excluding the impact of restructuring and merger and integration costs and unallocated gains and losses on commodity and foreign currency exchange derivatives (“certain items affecting comparability”). Operating income in the first quarter of 2015, as compared to the first quarter of 2014, was impacted by a $26.0 unfavorable change in the impact of unallocated derivative gains and losses, which is not reflected in operating income excluding certain items affecting comparability. Net income per diluted share decreased 4 percent in the first quarter of 2015, as compared to the first quarter of 2014, while income per diluted share excluding certain items affecting comparability increased 11 percent over the same period. Both measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during 2014 and a reduction in interest expense.

Net Sales

	Three Months Ended July 31,
	2014	2013	Increase (Decrease)%
Net sales	$1,323.8	$1,350.9	$(27.1)	(2)%
Adjust for certain noncomparable items:
Acquisition	(17.5)	—	(17.5)	(1)
Distribution agreement	(6.1)	—	(6.1)	—
Foreign currency exchange	4.5	—	4.5	—
Net sales adjusted for certain noncomparable items (A)	$1,304.7	$1,350.9	$(46.2)	(3)%

(A) Net sales adjusted for certain noncomparable items is a non-GAAP measure used in evaluating performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis. Net sales adjusted for certain noncomparable items in the table above excludes the impact of the Enray acquisition, the incremental impact of the Cumberland distribution agreement, and foreign currency exchange.

Net sales decreased $27.1, or 2 percent, in the first quarter of 2015, compared to the first quarter of 2014. Net price realization was lower and represented 3 percentage points of net sales decrease, primarily driven by increased promotional activities in the U.S. Retail Coffee segment. A combined $23.6 from the acquired Enray business and the Cumberland distribution agreement contributed to net sales in the first quarter of 2015. Sales mix was favorable in the first quarter of 2015, compared to the first quarter of 2014, and contributed 1 percentage point to net sales. Volume gains realized in Crisco oils, Jif peanut butter, and Folgers coffee were offset by declines in Pillsbury baking mixes, flour, and frostings, Santa Cruz Organic® beverages, and the continued impact of the private label hot beverage business exits in the International, Foodservice, and Natural Foods segment.

Operating Income

The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2014	2013
Gross profit	36.2%	36.5%
Selling, distribution, and administrative expenses:
Marketing	5.8%	5.8%
Selling	3.8	3.4
Distribution	3.0	2.9
General and administrative	6.6	6.4
Total selling, distribution, and administrative expenses	19.1%	18.5%
Amortization	1.9	1.8
Other special project costs	0.6	0.4
Other operating expense (income) – net	—	(0.1)
Operating income	14.5%	15.8%
Amounts may not add due to rounding.

Gross profit decreased $14.2, or 3 percent, and from 36.5 percent of net sales to 36.2 percent in the first quarter of 2015, compared to the first quarter of 2014, driven by a $26.0 unfavorable change in the impact of unallocated derivative gains and losses. The unallocated derivative impact was a loss of $21.4 in the first quarter of 2015, compared to a gain of $4.6 in the first quarter of 2014. Excluding certain items affecting comparability, which primarily consisted of the unallocated derivative impact, gross profit increased $10.7, or 2 percent, and from 36.3 percent of net sales to 37.8 percent during the same period.

Effective in 2015, we elected to no longer qualify commodity and foreign currency exchange derivatives for hedge accounting treatment, resulting in immediate recognition of gains and losses on these derivatives in earnings. These amounts are recorded in cost of products sold as unallocated derivative gains and losses until the related inventory is sold. We exclude unallocated derivative gains and losses from segment profit and non-GAAP profit measures. For additional information, see Non-GAAP Measures.

Overall commodity costs were lower, primarily for peanuts, coffee, and oils, and were only partially offset by overall lower net price realization, contributing much of the increase in gross profit excluding certain items affecting comparability. The impact of favorable mix and the additions of Enray and Cumberland also contributed to gross profit in the first quarter of 2015.

Selling, distribution, and administrative expenses increased $3.2, or 1 percent, in the first quarter of 2015, compared to the first quarter of 2014, and increased as a percentage of net sales from 18.5 percent to 19.1 percent. Selling and general and administrative expenses increased 9 percent and 2 percent, respectively, in the first quarter of 2015, compared to 2014. The increase in selling expense was primarily due to the incremental impact of Enray and Cumberland, as well as a charge related to the discontinuation of the Life is good coffee brand. Marketing and distribution expenses decreased 2 percent and 1 percent, respectively, over the same period.

Operating income decreased $21.7, or 10 percent, in the first quarter of 2015, compared to the first quarter of 2014, reflecting the unallocated derivative impact. Excluding certain items affecting comparability in both periods, operating income increased $6.0, or 3 percent, and improved from 16.0 percent of net sales in the first quarter of 2014 to 16.8 percent in the first quarter of 2015.

Interest Expense – Net

Net interest expense decreased $6.4 in the first quarter of 2015, compared to the first quarter of 2014, primarily due to the impact of an interest rate swap entered into during the second quarter of 2014, converting a portion of our debt from a fixed- to a variable-rate basis.

Segment Results

Effective May 1, 2014, commodity and foreign currency exchange derivative gains and losses are reported in unallocated derivative gains and losses outside of segment operating results until the related inventory is sold. At that time we reclassify the hedge gain or loss from unallocated derivative gains and losses to segment profit, allowing our segments to realize the economic effect of the hedge without experiencing any mark-to-market volatility. Prior year results have been modified to exclude the unrealized gains and losses on commodity and foreign currency exchange derivatives.

	Three Months Ended July 31,
	2014	2013	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$502.7	$514.4	(2)%
U.S. Retail Consumer Foods	522.8	536.4	(3)
International, Foodservice, and Natural Foods	298.3	300.1	(1)
Segment profit:
U.S. Retail Coffee	$137.6	$142.6	(4)%
U.S. Retail Consumer Foods	113.2	95.5	19
International, Foodservice, and Natural Foods	35.4	43.1	(18)
Segment profit margin:
U.S. Retail Coffee	27.4%	27.7%
U.S. Retail Consumer Foods	21.6	17.8
International, Foodservice, and Natural Foods	11.9	14.4

U.S. Retail Coffee

The U.S. Retail Coffee segment volume increased 2 percent in the first quarter of 2015, compared to the first quarter of 2014, led by an increase of 2 percent in the Folgers brand. The Café Bustelo brand and Dunkin’ Donuts packaged coffee volumes were also up in the quarter, 24 percent and 3 percent, respectively. Segment net sales decreased 2 percent in the first quarter of 2015, compared to the first quarter of 2014, reflecting lower net price realization and sales mix. We implemented a 9 percent list price increase for the majority of our packaged coffee products during the quarter but also increased promotional spending to maintain competitive pricing. We expect the price increase to be more fully realized in the second quarter of 2015 as we intend to offset the realization of expected higher green coffee costs.

The U.S. Retail Coffee segment profit decreased $5.0, or 4 percent, in the first quarter of 2015, compared to a strong first quarter of 2014. We recognized lower green coffee costs in the first quarter of 2015, compared to 2014; however, lower net price realization offset the benefit. Segment profit was unfavorably impacted by K-Cup® pack profitability, mix, and higher selling expenses while volume contributed favorably.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment volume was flat in the first quarter of 2015, compared to the first quarter of 2014. Segment net sales decreased 3 percent in the first quarter of 2015, compared to the first quarter of 2014, reflecting lower net price realization, primarily for the Crisco brand.

Jif brand volume and net sales increased 4 percent and 3 percent, respectively, in the first quarter of 2015, compared to the first quarter of 2014. Volume of Smucker’s fruit spreads increased 2 percent while net sales decreased 2 percent. Smucker’s Uncrustables® frozen sandwiches were up 12 percent and 11 percent in volume and net sales, respectively. Crisco brand volume increased 14 percent, while net sales decreased 1 percent, impacted by a 9 percent list price decrease taken in the fourth quarter of 2014 and increased promotional support. Volume for the overall Pillsbury brand decreased 10 percent, and was the primary contributor to the overall flat segment volume, and net sales decreased 11 percent.

The U.S. Retail Consumer Foods segment profit increased $17.7, or 19 percent, in the first quarter of 2015, compared to the first quarter of 2014, driven by the net benefit of lower peanut costs. While costs were lower for most other commodities, including oils, they did not significantly benefit segment profit as they were mostly offset by lower net price realization.

International, Foodservice, and Natural Foods

Net sales in the International, Foodservice, and Natural Foods segment decreased 1 percent in the first quarter of 2015, compared to the first quarter of 2014. Excluding the impacts of Enray, Cumberland, and foreign currency exchange, segment net sales and volume both decreased 7 percent. The volume decline reflects the exited portions of our private label foodservice hot beverage business and decreases in Santa Cruz Organic beverages and the Robin Hood® and Five Roses® brands in Canada. Gains were achieved in the R.W. Knudsen Family® brand. Overall net price realization was lower driven by foodservice coffee while sales mix was favorable.

The International, Foodservice, and Natural Foods segment profit decreased $7.7, or 18 percent, in the first quarter of 2015, compared to the first quarter of 2014. Higher costs were realized for products sold in Canada that were sourced from the U.S. due to the impact of a weaker Canadian dollar compared to a year ago and for foodservice coffee, which, combined with overall lower net price realization, reduced segment profit compared to the same period a year ago. The lost profit on the exited foodservice business and the additions of Enray and Cumberland were not significant to segment profit in the first quarter of 2015.

Financial Condition – Liquidity and Capital Resources

Liquidity

On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our revolving credit facility and commercial paper program. Total cash and cash equivalents at July 31, 2014, were $149.4, compared to $153.5 at April 30, 2014.

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

The following table presents selected cash flow information.

	Three Months Ended July 31,
	2014	2013
Net cash (used for) provided by operating activities	$(8.1)	$82.1
Net cash used for investing activities	(52.1)	(42.3)
Net cash provided by (used for) financing activities	59.9	(135.6)
Net cash (used for) provided by operating activities	$(8.1)	$82.1
Additions to property, plant, and equipment	(49.0)	(36.3)
Free cash flow (A)	$(57.1)	$45.8
(A) Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

Cash used for operating activities was $8.1 in the first quarter of 2015, compared to cash provided by operating activities of $82.1 in the first quarter of 2014, primarily due to an increase in the cash required to fund working capital. This was driven by an increase in trade receivables and inventory during the first quarter of 2015, as compared to the prior year. The trade receivables increase was due to timing factors, while the increase in inventory was primarily due to higher green coffee costs in ending inventory in 2015.

Cash used for investing activities increased $9.8 in the first quarter of 2015, compared to the first quarter of 2014, primarily due to a $12.7 increase in capital expenditures.

Cash provided by financing activities was $59.9 in the first quarter of 2015, consisting primarily of $221.6 of borrowings under our revolving credit facility, partially offset by the $100.0 repayment of the 4.78 percent Senior Notes and quarterly dividend payments of $58.9. Cash used for financing activities was $135.6 in the first quarter of 2014, consisting primarily of the purchase of treasury shares for $165.4 and quarterly dividend payments of $55.4, partially offset by borrowings under our revolving credit facility of $85.0.

Capital Resources

The following table presents our capital structure.

	July 31, 2014	April 30, 2014
Current portion of long-term debt	$—	$100.0
Revolving credit facility	470.0	248.4
Long-term debt, less current portion	1,881.1	1,879.8
Total debt	$2,351.1	$2,228.2
Shareholders’ equity	5,084.4	5,029.6
Total capital	$7,435.5	$7,257.8

We have available a $1.5 billion credit facility with a group of 11 banks that matures in September 2018. At July 31, 2014, there was an outstanding balance of $470.0 under the revolving credit facility at a weighted-average interest rate of 1.05 percent.

Our debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. We are in compliance with all covenants.

As of July 31, 2014, we had approximately 5.0 million common shares available for repurchase under Board of Directors’ authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.

Subsequent to July 31, 2014, we signed a definitive agreement to acquire Sahale Snacks, Inc. (“Sahale”), a leading manufacturer and marketer of premium, branded nut and fruit snacks, for approximately $80.0. The transaction is anticipated to close during September 2014.

Also subsequent to July 31, 2014, we entered into a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes, including the anticipated acquisition of Sahale. As of August 26, 2014, we had $490.0 of short-term borrowings, which was comprised of $250.0 in commercial paper borrowings at a weighted-average interest rate of 0.32 percent and $240.0 in borrowings under our revolving credit facility at a weighted-average interest rate of 1.06 percent.

Absent any material acquisitions or other significant investments, we believe cash on hand, combined with cash provided by operations and borrowings available under our credit facility and commercial paper program, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, interest and principal payments on debt outstanding, and share repurchases. As of July 31, 2014, approximately $129.7 of total cash and cash equivalents was held by our international subsidiaries. We do not intend to repatriate these funds to meet these obligations. Should we repatriate these funds, we will be required to provide taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Non-GAAP Measures

We use non-GAAP financial measures including: net sales adjusted for the noncomparable impact of the Enray acquisition, the Cumberland distribution agreement, and foreign currency exchange; gross profit, operating income, income, and income per diluted share, excluding certain items affecting comparability; and free cash flow, as key measures for purposes of evaluating performance internally. In addition, income per diluted share, excluding certain items affecting comparability is used as a component of the Board of Director’s measurement of performance for incentive compensation purposes. We believe that these measures provide useful information to investors because they are the measures we use to evaluate performance on a comparable year-over-year basis. Effective May 1, 2014, we have defined certain items affecting comparability to include restructuring and merger and integration costs (“special projects costs”) and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”) and modified prior year results. The special project costs in the table below relate to specific restructuring and merger and integration projects that are each nonrecurring in nature and can significantly affect the year-over-year assessment of operating results. Unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts and also affect comparability on a year-over-year basis. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure and prior years’ measures have been revised to reflect the change discussed above. See page 23 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended July 31,
	2014	2013
Reconciliation to gross profit:
Gross profit	$478.7	$492.9
Unallocated derivative losses (gains)	21.4	(4.6)
Cost of products sold – special project costs	0.4	1.5
Gross profit excluding certain items affecting comparability	$500.5	$489.8
Reconciliation to operating income:
Operating income	$191.6	$213.3
Unallocated derivative losses (gains)	21.4	(4.6)
Cost of products sold – special project costs	0.4	1.5
Other special project costs	8.6	5.8
Operating income excluding certain items affecting comparability	$222.0	$216.0
Reconciliation to net income:
Net income	$116.0	$126.6
Income taxes	59.5	62.9
Unallocated derivative losses (gains)	21.4	(4.6)
Cost of products sold – special project costs	0.4	1.5
Other special project costs	8.6	5.8
Income before income taxes excluding certain items affecting comparability	$205.9	$192.2
Income taxes, as adjusted	69.8	63.8
Income excluding certain items affecting comparability	$136.1	$128.4
Weighted-average shares – assuming dilution	101,776,940	105,974,628
Income per common share excluding certain items affecting comparability – assuming dilution	$1.34	$1.21

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.

The following table summarizes our contractual obligations by fiscal year at July 31, 2014.

	Total	2015	2016-2017	2018-2019	2020 and beyond
Long-term debt obligations	$1,850.0	$—	$136.5	$451.0	$1,262.5
Interest payments	533.4	65.1	169.0	157.1	142.2
Operating lease obligations	109.0	17.7	42.8	31.2	17.3
Purchase obligations	1,127.1	964.9	162.2	—	—
Other liabilities	221.7	17.5	15.6	15.0	173.6
Total	$3,841.2	$1,065.2	$526.1	$654.3	$1,595.6

Long-term debt obligations and interest payments in the above table exclude the impact of any interest rate swaps or offering discounts. Purchase obligations include agreements that are enforceable and legally bind us to purchase goods or services. Included in this category are certain obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials and packaging supplies. We expect to receive consideration for these purchase obligations in the form of materials. These purchase obligations do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Other liabilities in the above table mainly consist of projected commitments associated with our defined benefit pension plans and other postretirement benefits. The table excludes the liability for unrecognized tax benefits and tax-related net interest and penalties of approximately $30.5 under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2014, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.

We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet, and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no net impact on earnings. We entered into an interest rate swap during 2014, designated as a fair value hedge, on a portion of fixed-rate Senior Notes in an effort to achieve a mix of variable- versus fixed-rate debt under favorable market conditions.

Based on our overall interest rate exposure as of and during the three months ended July 31, 2014, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at July 31, 2014, would increase the fair value of our long-term debt by $84.0.

Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2014, are not expected to result in a significant impact on future earnings or cash flows.

We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. Effective May 1, 2014, we elected to no longer qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the gains and losses on all foreign currency forwards and options contracts will be immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2014, a hypothetical 10 percent change in exchange rates would result in a $12.3 loss of fair value.

Revenues from customers outside the U.S., subject to foreign currency exchange, represented 7 percent of net sales during the three-month period ended July 31, 2014. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

Commodity Price Risk: We use certain raw materials and other commodities that are subject to price volatility caused by supply and demand conditions, political and economic variables, weather, investor speculation, and other unpredictable factors. To manage the volatility related to anticipated commodity purchases, we use futures and options with maturities of generally less than one year. Effective May 1, 2014, we elected to no longer qualify commodity derivatives for hedge accounting treatment. As a result, the gains and losses on all commodity derivatives will be immediately recognized in cost of products sold.

The following sensitivity analysis presents our potential loss of fair value resulting from a hypothetical 10 percent change in market prices related to commodities.

	July 31, 2014	April 30, 2014
High	$22.6	$22.7
Low	4.5	5.7
Average	12.0	11.9

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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

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

•

our ability to successfully implement and realize the full benefit of price changes that are intended to ultimately fully recover cost, including the competitive, retailer, and consumer response, and the impact of the timing of the price changes to profits and cash flow in a particular period;

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

•

the concentration of certain of our businesses with key customers and suppliers, including single-source suppliers of certain key raw materials, such as packaging for our Folgers coffee products, and finished goods, such as K-Cup® packs, and the ability to manage and maintain key relationships;

•	the loss of significant customers, a substantial reduction in orders from these customers, or the bankruptcy of any such customer;

•	changes in consumer coffee preferences and other factors affecting our coffee businesses, which represent a substantial portion of our business;

•	a change in outlook or downgrade in our public credit ratings by a rating agency;

•	our ability to obtain any required financing on a timely basis and on acceptable terms;

•	the timing and amount of capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on our tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•	risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the Securities and Exchange Commission.

Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2014 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2014, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2014 – May 31, 2014	435	$99.41	—	5,004,661
June 1, 2014 – June 30, 2014	100,673	104.68	—	5,004,661
July 1, 2014 – July 31, 2014	1,373	105.97	—	5,004,661
Total	102,481	$104.68	—	5,004,661

Information set forth in the table above represents the activity in our first fiscal quarter.

(a) Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.

Item 6.	Exhibits.

See the Index of Exhibits that appears on Page No. 36 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 27, 2014	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
By: RICHARD K. SMUCKER Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended Regulations of The J. M. Smucker Company.

10.1	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.