Form 10-Q
period 2014-10-31
J M SMUCKER Co
filed 2014-11-26
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

The Company had 101,817,058 common shares outstanding on November 21, 2014.

The Exhibit Index is located at Page No. 40.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in millions, except per share data)	2014	2013	2014	2013
Net sales	$1,481.8	$1,559.9	$2,805.6	$2,910.8
Cost of products sold	945.3	1,007.3	1,790.4	1,865.3

Gross Profit	536.5	552.6	1,015.2	1,045.5
Selling, distribution, and administrative expenses	252.4	270.3	505.8	520.5
Amortization	25.2	24.7	50.1	49.2
Other special project costs (A)	2.8	6.9	11.4	12.7
Other operating expense (income) – net	1.3	(0.1)	1.5	(1.0)

Operating Income	254.8	250.8	446.4	464.1
Interest expense – net	(16.2)	(20.5)	(33.6)	(44.3)
Other income (expense) – net	0.3	(0.3)	1.6	(0.3)

Income Before Income Taxes	238.9	230.0	414.4	419.5
Income taxes	80.6	76.6	140.1	139.5

Net Income	$158.3	$153.4	$274.3	$280.0

Earnings per common share:
Net Income	$1.55	$1.46	$2.69	$2.65
Net Income - Assuming Dilution	$1.55	$1.46	$2.69	$2.65

Dividends Declared per Common Share	$0.64	$0.58	$1.28	$1.16

(A)	Other special project costs includes restructuring and merger and integration costs. For more information on businesses acquired and our restructuring program, see Note 3: Acquisitions and Note 4: Restructuring.

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in millions)	2014	2013	2014	2013
Net income	$158.3	$153.4	$274.3	$280.0
Other comprehensive loss:
Foreign currency translation adjustments	(11.6)	(4.6)	(14.4)	(10.6)
Cash flow hedging derivative activity, net of tax	(7.4)	(0.3)	(11.7)	1.6
Pension and other postretirement benefit plans activity, net of tax	1.5	0.6	2.9	2.5
Available-for-sale securities activity, net of tax	0.2	0.6	0.6	0.1

Total Other Comprehensive Loss	(17.3)	(3.7)	(22.6)	(6.4)

Comprehensive Income	$141.0	$149.7	$251.7	$273.6

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2014	April 30, 2014
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$105.3	$153.5
Trade receivables, less allowance for doubtful accounts	453.2	309.4
Inventories:
Finished products	656.0	571.5
Raw materials	409.2	359.5

	1,065.2	931.0
Other current assets	102.1	145.2

Total Current Assets	1,725.8	1,539.1

Property, Plant, and Equipment
Land and land improvements	102.5	99.7
Buildings and fixtures	552.5	516.0
Machinery and equipment	1,448.1	1,384.0
Construction in progress	165.2	163.9

	2,268.3	2,163.6
Accumulated depreciation	(963.3)	(898.0)

Total Property, Plant, and Equipment	1,305.0	1,265.6

Other Noncurrent Assets
Goodwill	3,142.6	3,098.2
Other intangible assets – net	3,003.7	3,024.3
Other noncurrent assets	157.7	144.9

Total Other Noncurrent Assets	6,304.0	6,267.4

Total Assets	$9,334.8	$9,072.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$251.3	$289.2
Accrued trade marketing and merchandising	37.2	58.5
Current portion of long-term debt	—	100.0
Short-term borrowings	545.9	248.4
Other current liabilities	169.7	194.9

Total Current Liabilities	1,004.1	891.0

Noncurrent Liabilities
Long-term debt	1,890.8	1,879.8
Deferred income taxes	1,028.2	1,020.7
Other noncurrent liabilities	246.7	251.0

Total Noncurrent Liabilities	3,165.7	3,151.5

Total Liabilities	4,169.8	4,042.5

Shareholders’ Equity
Common shares	25.5	25.4
Additional capital	3,982.8	3,965.8
Retained income	1,231.0	1,091.0
Amount due from ESOP Trust	(0.1)	(1.0)
Accumulated other comprehensive loss	(74.2)	(51.6)

Total Shareholders’ Equity	5,165.0	5,029.6

Total Liabilities and Shareholders’ Equity	$9,334.8	$9,072.1

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
(Dollars in millions)	2014	2013
Operating Activities
Net income	$274.3	$280.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76.2	77.1
Amortization	50.1	49.2
Share-based compensation expense	12.1	12.3
Loss on sale of assets – net	2.0	1.0
Defined benefit pension contributions	(3.1)	(3.0)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(140.7)	(147.3)
Inventories	(130.4)	(74.5)
Other current assets	45.6	5.6
Accounts payable	(39.5)	(24.5)
Accrued liabilities	(44.1)	29.4
Income and other taxes	(6.1)	(33.0)
Other – net	(12.5)	(4.3)

Net Cash Provided by Operating Activities	83.9	168.0

Investing Activities
Businesses acquired, net of cash acquired	(80.3)	(102.0)
Additions to property, plant, and equipment	(113.7)	(83.4)
Proceeds from disposal of property, plant, and equipment	1.2	1.4
Other – net	(1.3)	(8.9)

Net Cash Used for Investing Activities	(194.1)	(192.9)

Financing Activities
Short-term borrowings – net	297.5	207.0
Repayments of long-term debt	(100.0)	—
Quarterly dividends paid	(123.9)	(116.4)
Purchase of treasury shares	(11.3)	(165.5)
Proceeds from stock option exercises	0.8	0.3
Other – net	8.6	(1.3)

Net Cash Provided by (Used for) Financing Activities	71.7	(75.9)
Effect of exchange rate changes on cash	(9.7)	(5.1)

Net decrease in cash and cash equivalents	(48.2)	(105.9)
Cash and cash equivalents at beginning of period	153.5	256.4

Cash and Cash Equivalents at End of Period	$105.3	$150.5

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

Operating results for the six-month period ended October 31, 2014, are not necessarily indicative of the results that may be expected for the year ending April 30, 2015. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2014.

Note 2: Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will be effective for us on May 1, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact the application of ASU 2014-09 will have on our financial statements and disclosures.

Note 3: Acquisitions

On September 2, 2014, we acquired Sahale Snacks, Inc. (“Sahale”), a privately-held manufacturer and marketer of premium, branded nut and fruit snacks for $80.3. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocation includes total intangible assets of $30.4. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, the excess was allocated to goodwill. Preliminary valuations resulted in Sahale goodwill of $46.9, of which $42.2 was assigned to the U. S. Retail Consumer Foods segment and $4.7 was assigned to the International, Foodservice, and Natural Foods segment.

The results of operations for the acquired business are included in the condensed consolidated financial statements from the date of the transaction and did not have a material impact on the quarter ended October 31, 2014, nor expected to materially affect results of operations for the year ending April 30, 2015.

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

We expect to incur total restructuring costs of approximately $265.0 for the entire restructuring plan, of which $253.9 has been incurred through October 31, 2014. The majority of the remaining costs are anticipated to be recognized this fiscal year and relate to the conversion of the Memphis, Tennessee, fruit spreads facility into a peanut butter plant.

The following table summarizes the restructuring activity, including the liabilities recorded and the total amount expected to be incurred.

	Long-Lived Asset Charges	Employee Separation	Site Preparation and Equipment Relocation	Production Start-up	Other Costs	Total
Total expected restructuring charge	$102.8	$63.8	$45.4	$42.8	$10.2	$265.0

Balance at May 1, 2013	$—	$7.7	$—	$—	$—	$7.7
Charge to expense	2.7	2.6	7.2	7.2	1.1	20.8
Cash payments	—	(8.4)	(7.2)	(7.2)	(1.1)	(23.9)
Noncash utilization	(2.7)	(0.2)	—	—	—	(2.9)

Balance at April 30, 2014	$—	$1.7	$—	$—	$—	$1.7
Charge to expense	0.1	0.3	1.7	3.0	0.4	5.5
Cash payments	—	(1.3)	(1.7)	(3.0)	(0.4)	(6.4)
Noncash utilization	(0.1)	—	—	—	—	(0.1)

Balance at October 31, 2014	$—	$0.7	$—	$—	$—	$0.7

Remaining expected restructuring charge	$0.1	$—	$3.5	$6.0	$1.5	$11.1

In the three and six months ended October 31, 2014, total restructuring charges of $2.7 and $5.5, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, the majority were reported in other special project costs. In the three and six months ended October 31, 2013, total restructuring charges of $6.8 and $12.0, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $2.1 and $3.5 were reported in cost of products sold in the three and six months ended October 31, 2013, respectively, while the remaining charges were reported in other special project costs.

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

Note 5: Common Shares

The following table sets forth common share information.

	October 31, 2014	April 30, 2014
Common shares authorized	300,000,000	300,000,000
Common shares outstanding	101,832,539	101,697,400
Treasury shares	26,772,626	26,907,765

During the second quarter of 2015, the Board of Directors increased our shares authorized for repurchase by 5.0 million common shares, resulting in approximately 10.0 million common shares available for repurchase. During 2014, we repurchased 4.9 million common shares for $495.0.

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

Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain operating expenses such as corporate administrative expenses and, effective May 1, 2014, unallocated gains and losses on commodity and foreign currency exchange derivative activities. Commodity and foreign currency exchange derivative gains and losses are reported in unallocated derivative gains and losses outside of segment operating results until the related inventory is sold. At that time, we reclassify the hedge gains and losses from unallocated derivative gains and losses to segment profit, allowing our segments to realize the economic effect of the hedge without experiencing any mark-to-market volatility. We would expect that any gain or loss in the estimated fair value of the derivatives would generally be offset by a change in the estimated fair value of the underlying exposures. Prior year results have been modified to exclude the unrealized gains and losses on commodity and foreign currency exchange derivatives to conform to the new definition.

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Net sales:
U.S. Retail Coffee	$533.0	$594.9	$1,035.7	$1,109.3
U.S. Retail Consumer Foods	605.0	612.6	1,127.8	1,149.0
International, Foodservice, and Natural Foods	343.8	352.4	642.1	652.5

Total net sales	$1,481.8	$1,559.9	$2,805.6	$2,910.8

Segment profit:
U.S. Retail Coffee	$151.2	$180.6	$288.8	$323.2
U.S. Retail Consumer Foods	118.0	100.7	231.2	196.2
International, Foodservice, and Natural Foods	45.2	47.4	80.6	90.5

Total segment profit	$314.4	$328.7	$600.6	$609.9

Interest expense – net	(16.2)	(20.5)	(33.6)	(44.3)
Unallocated derivative gains (losses) (A)	7.6	(1.5)	(13.8)	3.1
Cost of products sold – special project costs	(0.3)	(2.3)	(0.7)	(3.8)
Other special project costs	(2.8)	(6.9)	(11.4)	(12.7)
Corporate administrative expenses	(64.1)	(67.2)	(128.3)	(132.4)
Other income (expense) – net	0.3	(0.3)	1.6	(0.3)

Income before income taxes	$238.9	$230.0	$414.4	$419.5

(A)	As of October 31, 2014, the cumulative amount of net derivative losses from economic hedges that has not yet been allocated to segment profit was $9.7, including net gains of $4.1 incurred prior to 2015. For additional information, see Note 11: Derivative Financial Instruments.

Note 7: Debt and Financing Arrangements

Long-term debt consists of the following:

	October 31, 2014	April 30, 2014
4.78% Senior Notes due June 1, 2014	$—	$100.0
6.12% Senior Notes due November 1, 2015	24.0	24.0
6.63% Senior Notes due November 1, 2018	390.4	392.0
3.50% Senior Notes due October 15, 2021	776.4	763.8
5.55% Senior Notes due April 1, 2022	300.0	300.0
4.50% Senior Notes due June 1, 2025	400.0	400.0

Total long-term debt	$1,890.8	$1,979.8
Current portion of long-term debt	—	100.0

Total long-term debt, less current portion	$1,890.8	$1,879.8

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

We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Interest is payable either on a quarterly basis or at the end of the borrowing term. At October 31, 2014, we did not have a balance outstanding under the revolving credit facility.

During the second quarter of 2015, we entered into a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2014, we had $545.9 of short-term borrowings outstanding, all of which were issued under our commercial paper program at a weighted-average interest rate of 0.31 percent.

In the second quarter of 2014, we entered into an interest rate swap, with a notional amount of $750.0, on the 3.50 percent Senior Notes due October 15, 2021, converting the Senior Notes from a fixed- to a variable-rate basis. The interest rate swap was designated as a fair value hedge of the underlying debt obligation. At October 31, 2014, a net gain from changes in the fair value of the interest rate swap of $27.4 was recognized in interest expense with a corresponding offset due to changes in the fair value of the hedged underlying debt, resulting in no net impact to interest expense. For additional information, see Note 11: Derivative Financial Instruments.

Interest paid totaled $12.2 and $22.8 for the three months ended October 31, 2014 and 2013, respectively, and $36.9 and $45.2 for the six months ended October 31, 2014 and 2013, respectively. This differs from interest expense due to the timing of payments, amortization of fair value adjustments, effect of interest rate swap, amortization of debt issue costs, and interest capitalized.

Our debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. We are in compliance with all covenants.

Note 8: Earnings per Share

The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Net income	$158.3	$153.4	$274.3	$280.0
Net income allocated to participating securities	1.1	1.2	1.9	2.3

Net income allocated to common stockholders	$157.2	$152.2	$272.4	$277.7

Weighted-average common shares outstanding	101,123,147	104,311,146	101,075,885	104,694,335
Dilutive effect of stock options	3,250	15,251	5,860	16,003

Weighted-average common shares outstanding – assuming dilution	101,126,397	104,326,397	101,081,745	104,710,338

Net income per common share	$1.55	$1.46	$2.69	$2.65

Net income per common share – assuming dilution	$1.55	$1.46	$2.69	$2.65

Note 9: Pensions and Other Postretirement Benefits

The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Service cost	$1.9	$2.2	$0.5	$0.5
Interest cost	5.7	5.6	0.6	0.5
Expected return on plan assets	(6.2)	(6.4)	—	—
Recognized net actuarial loss	2.5	3.3	—	—
Prior service cost (credit)	0.3	0.3	(0.3)	(0.2)

Net periodic benefit cost	$4.2	$5.0	$0.8	$0.8

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Service cost	$3.9	$4.4	$1.1	$1.1
Interest cost	11.4	11.0	1.2	1.1
Expected return on plan assets	(12.5)	(12.8)	—	—
Recognized net actuarial loss	5.0	6.6	—	—
Prior service cost (credit)	0.5	0.6	(0.6)	(0.5)

Net periodic benefit cost	$8.3	$9.8	$1.7	$1.7

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

Effective May 1, 2014, we elected to no longer qualify commodity derivatives for hedge accounting treatment and as a result the derivative gains and losses are immediately recognized in earnings. Prior to 2015, certain of our derivative instruments met the hedge criteria and were accounted for as cash flow hedges. The mark-to-market gains and losses on qualifying hedges were deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affected earnings. The deferred net gains included in accumulated other comprehensive loss, net of tax, were $18.3 at April 30, 2014, and $6.5 at October 31, 2014. Although we no longer perform the assessments required to achieve hedge accounting for derivative positions, we believe all of our commodity derivatives are economic hedges of our risk exposure.

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

During 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. We receive cash flows from the counterparty at a fixed rate and pay the counterparty variable rates based on LIBOR. The difference between the fixed rate and variable rates resulted in a favorable impact to interest expense for the three and six months ended October 31, 2014. The interest rate swap was recognized at fair value in the Condensed Consolidated Balance Sheets at October 31, 2014 and April 30, 2014, and changes in the fair value were recognized in interest expense. The net gain of $27.4 recognized on the derivative instrument at the end of the second quarter had no net impact to earnings, as the change in the fair value of the derivative was equal to the change in fair value of the underlying debt.

The following table sets forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2014			April 30, 2014
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Current Assets	Other Current Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contract	$16.5	$—	$10.9	$18.0	$—	$3.1
Commodity contracts	—	—	—	23.4	10.9	—

Total derivatives designated as hedging instruments	$16.5	$—	$10.9	$41.4	$10.9	$3.1

Derivatives not designated as hedging instruments:
Commodity contracts	$9.2	$11.0	$0.2	$11.6	$5.8	$—
Foreign currency exchange contracts	3.1	—	—	1.4	0.7	—

Total derivatives not designated as hedging instruments	$12.3	$11.0	$0.2	$13.0	$6.5	$—

Total derivative instruments	$28.8	$11.0	$11.1	$54.4	$17.4	$3.1

We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At October 31, 2014 and April 30, 2014, we maintained cash margin account balances of $9.4 and $8.1, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges prior to May 1, 2014, and pre-tax losses related to the termination of a prior interest rate swap.

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Losses recognized in other comprehensive loss (effective portion)	$—	$(4.6)	$—	$(10.6)
Gains (losses) reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	11.8	(3.9)	18.8	(12.7)
Losses reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(0.2)	(0.2)	(0.3)	(0.3)

Change in accumulated other comprehensive loss	$(11.6)	$(0.5)	$(18.5)	$2.4

Included as a component of accumulated other comprehensive loss were deferred pre-tax net gains of $10.3 and $29.1 at October 31, 2014 and April 30, 2014, respectively, related to commodity contracts. The related tax expense recognized in accumulated other comprehensive loss was $3.8 and $10.8 at October 31, 2014 and April 30, 2014, respectively. The entire amount included in accumulated other comprehensive loss is expected to be recognized in earnings this fiscal year as the related commodities are sold.

Included as a component of accumulated other comprehensive loss were deferred pre-tax losses of $4.5 and $4.8 at October 31, 2014 and April 30, 2014, respectively, related to the termination of a prior interest rate swap in October 2011 on the 3.50 percent Senior Notes due October 15, 2021. The related tax benefit recognized in accumulated other comprehensive loss was $1.5 and $1.7 at October 31, 2014 and April 30, 2014, respectively. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Gains (losses) on commodity contracts	$0.7	$(1.2)	$(20.4)	$(3.1)
Gains on foreign currency exchange contracts	3.0	0.8	2.4	1.9

Total gains (losses) recognized in cost of products sold	$3.7	$(0.4)	$(18.0)	$(1.2)

Commodity and foreign currency exchange derivative gains and losses are reported in unallocated derivative gains and losses outside of segment operating results until the related inventory is sold. At that time, we reclassify the hedge gains and losses from unallocated derivative gains and losses to segment profit, allowing our segments to realize the economic effect of the hedge without experiencing any mark-to-market volatility. The following table presents the activity in unallocated derivative gains and losses.

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$3.7	$(0.4)	$(18.0)	$(1.2)
Net losses (gains) on derivative positions reclassified to segment operating profit	3.9	(1.1)	4.2	4.3

Net mark-to-market valuation of certain derivative positions recognized in unallocated derivative gains (losses)	$7.6	$(1.5)	$(13.8)	$3.1

As of October 31, 2014, net realized losses of $2.1 were included in unallocated derivative gains and losses.

The following table presents the gross contract notional value of outstanding derivative contracts.

	October 31, 2014	April 30, 2014
Commodity contracts	$426.6	$790.3
Foreign currency exchange contracts	99.0	158.1
Interest rate contract	750.0	750.0

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

The following table provides information on the carrying amounts and fair values of our financial instruments.

	October 31, 2014		April 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$55.2	$55.2	$55.4	$55.4
Derivative financial instruments – net	28.9	28.9	33.9	33.9
Long-term debt	(1,890.8)	(2,134.8)	(1,979.8)	(2,239.1)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at October 31, 2014
Other investments: (A)
Equity mutual funds	$12.6	$—	$—	$12.6
Municipal obligations	—	38.7	—	38.7
Money market funds	3.9	—	—	3.9
Derivative financial instruments: (B)
Commodity contracts – net	(1.5)	(0.1)	—	(1.6)
Foreign currency exchange contracts – net	0.1	3.0	—	3.1
Interest rate contract – net	—	27.4	—	27.4
Long-term debt (C)	(784.5)	(1,350.3)	—	(2,134.8)

Total financial instruments measured at fair value	$(769.4)	$(1,281.3)	$—	$(2,050.7)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2014
Other investments: (A)
Equity mutual funds	$12.0	$—	$—	$12.0
Municipal obligations	—	34.4	—	34.4
Money market funds	9.0	—	—	9.0
Derivative financial instruments: (B)
Commodity contracts – net	13.5	4.8	—	18.3
Foreign currency exchange contracts – net	—	0.7	—	0.7
Interest rate contract – net	—	14.9	—	14.9
Long-term debt (C)	(772.0)	(1,467.1)	—	(2,239.1)

Total financial instruments measured at fair value	$(737.5)	$(1,412.3)	$—	$(2,149.8)

(A)	Other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs which are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of October 31, 2014, our municipal obligations are scheduled to mature as follows: $6.3 in 2015, $0.5 in 2016, $1.7 in 2017, $1.1 in 2018, and the remaining $29.1 in 2019 and beyond.
(B)	Level 1 commodity contract and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity contract and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. The Level 2 interest rate contract derivative is valued using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single discounted present value. Level 2 inputs for the interest rate contract are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. For additional information, see Note 11: Derivative Financial Instruments.
(C)	Long-term debt is comprised of public Senior Notes classified as Level 1 and private Senior Notes classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the private Senior Notes is based on the net present value of each interest and principal payment calculated, utilizing an interest rate derived from a fair market yield curve. For additional information, see Note 7: Debt and Financing Arrangements.

Note 13: Income Taxes

During the three-month and six-month period ended October 31, 2014, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, partially offset by state income taxes.

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

	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2014	$31.7	$15.3	$(102.0)	$3.4	$(51.6)
Reclassification adjustments	—	(18.5)	4.0	—	(14.5)
Current period (charge) credit	(14.4)	—	0.6	0.9	(12.9)
Income tax benefit (expense)	—	6.8	(1.7)	(0.3)	4.8

Balance at October 31, 2014	$17.3	$3.6	$(99.1)	$4.0	$(74.2)

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2013	$61.5	$(11.2)	$(131.4)	$4.5	$(76.6)
Reclassification adjustments	—	13.0	6.0	—	19.0
Current period (charge) credit	(10.6)	(10.6)	(2.2)	0.2	(23.2)
Income tax expense	—	(0.8)	(1.3)	(0.1)	(2.2)

Balance at October 31, 2013	$50.9	$(9.6)	$(128.9)	$4.6	$(83.0)

(A)	Of the total gains and losses reclassified from accumulated other comprehensive loss, $18.8 of income and $12.7 of expense was reclassified to cost of products sold related to commodity derivatives for the six months ended October 31, 2014 and 2013, respectively. Of the total gains and losses reclassified from accumulated other comprehensive loss, $0.3 of expense was reclassified to interest expense related to the terminated interest rate swap for the six months ended October 31, 2014 and 2013.
(B)	Amortization of net losses was reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expenses.

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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended October 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$804.6	$346.4	$1,785.6	$(1,454.8)	$1,481.8
Cost of products sold	650.0	313.4	1,444.6	(1,462.7)	945.3

Gross Profit	154.6	33.0	341.0	7.9	536.5
Selling, distribution, and administrative expenses and other special project costs	50.5	14.0	190.7	—	255.2
Amortization	1.1	—	24.1	—	25.2
Other operating (income) expense – net	(0.3)	1.5	0.1	—	1.3

Operating Income	103.3	17.5	126.1	7.9	254.8
Interest (expense) income – net	(16.4)	0.3	(0.1)	—	(16.2)
Other income – net	0.2	—	0.1	—	0.3
Equity in net earnings of subsidiaries	104.3	35.6	17.5	(157.4)	—

Income Before Income Taxes	191.4	53.4	143.6	(149.5)	238.9
Income taxes	33.1	0.1	47.4	—	80.6

Net Income	$158.3	$53.3	$96.2	$(149.5)	$158.3
Other comprehensive (loss) income, net of tax	(17.3)	(6.8)	(18.8)	25.6	(17.3)

Comprehensive Income	$141.0	$46.5	$77.4	$(123.9)	$141.0

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended October 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$852.6	$377.5	$1,855.2	$(1,525.4)	$1,559.9
Cost of products sold	692.6	345.8	1,487.0	(1,518.1)	1,007.3

Gross Profit	160.0	31.7	368.2	(7.3)	552.6
Selling, distribution, and administrative expenses and other special project costs	55.4	12.4	209.4	—	277.2
Amortization	1.0	—	23.7	—	24.7
Other operating expense (income) – net	0.1	0.3	(0.5)	—	(0.1)

Operating Income	103.5	19.0	135.6	(7.3)	250.8
Interest (expense) income – net	(20.4)	0.3	(0.4)	—	(20.5)
Other expense – net	—	(0.3)	—	—	(0.3)
Equity in net earnings of subsidiaries	95.5	39.3	18.7	(153.5)	—

Income Before Income Taxes	178.6	58.3	153.9	(160.8)	230.0
Income taxes	25.2	0.1	51.3	—	76.6

Net Income	$153.4	$58.2	$102.6	$(160.8)	$153.4
Other comprehensive (loss) income, net of tax	(3.7)	3.2	(4.6)	1.4	(3.7)

Comprehensive Income	$149.7	$61.4	$98.0	$(159.4)	$149.7

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended October 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,511.7	$636.8	$3,303.4	$(2,646.3)	$2,805.6
Cost of products sold	1,232.8	576.6	2,625.8	(2,644.8)	1,790.4

Gross Profit	278.9	60.2	677.6	(1.5)	1,015.2
Selling, distribution, and administrative expenses and other special project costs	103.3	26.2	387.7	—	517.2
Amortization	2.1	—	48.0	—	50.1
Other operating (income) expense – net	(0.3)	1.9	(0.1)	—	1.5

Operating Income	173.8	32.1	242.0	(1.5)	446.4
Interest (expense) income – net	(34.0)	0.6	(0.2)	—	(33.6)
Other income – net	1.5	—	0.1	—	1.6
Equity in net earnings of subsidiaries	181.8	74.4	32.1	(288.3)	—

Income Before Income Taxes	323.1	107.1	274.0	(289.8)	414.4
Income taxes	48.8	0.2	91.1	—	140.1

Net Income	$274.3	$106.9	$182.9	$(289.8)	$274.3
Other comprehensive (loss) income, net of tax	(22.6)	(10.8)	(25.8)	36.6	(22.6)

Comprehensive Income	$251.7	$96.1	$157.1	$(253.2)	$251.7

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended October 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,588.6	$680.9	$3,448.6	$(2,807.3)	$2,910.8
Cost of products sold	1,293.0	623.2	2,744.9	(2,795.8)	1,865.3

Gross Profit	295.6	57.7	703.7	(11.5)	1,045.5
Selling, distribution, and administrative expenses and other special project costs	104.0	23.3	405.9	—	533.2
Amortization	2.1	—	47.1	—	49.2
Other operating (income) expense – net	(1.4)	0.1	0.3	—	(1.0)

Operating Income	190.9	34.3	250.4	(11.5)	464.1
Interest (expense) income – net	(44.4)	0.6	(0.5)	—	(44.3)
Other expense – net	—	(0.2)	(0.1)	—	(0.3)
Equity in net earnings of subsidiaries	178.1	72.2	34.1	(284.4)	—

Income Before Income Taxes	324.6	106.9	283.9	(295.9)	419.5
Income taxes	44.6	0.2	94.7	—	139.5

Net Income	$280.0	$106.7	$189.2	$(295.9)	$280.0
Other comprehensive (loss) income, net of tax	(6.4)	5.1	(8.5)	3.4	(6.4)

Comprehensive Income	$273.6	$111.8	$180.7	$(292.5)	$273.6

CONDENSED CONSOLIDATING BALANCE SHEETS

	October 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	10.5	—	94.8	—	105.3
Inventories	—	170.8	895.9	(1.5)	1,065.2
Other current assets	473.7	6.9	94.5	(19.8)	555.3

Total Current Assets	484.2	177.7	1,085.2	(21.3)	1,725.8
Property, Plant, and Equipment – Net	242.5	567.0	495.5	—	1,305.0
Investments in Subsidiaries	8,607.0	4,127.7	254.5	(12,989.2)	—
Intercompany Receivable	—	320.6	1,165.7	(1,486.3)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	2,060.6	—	3,142.6
Other intangible assets – net	503.3	—	2,500.4	—	3,003.7
Other noncurrent assets	81.8	10.8	65.1	—	157.7

Total Other Noncurrent Assets	1,667.1	10.8	4,626.1	—	6,304.0

Total Assets	11,000.8	5,203.8	7,627.0	(14,496.8)	9,334.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	756.5	87.3	180.1	(19.8)	1,004.1
Noncurrent Liabilities
Long-term debt	1,890.8	—	—	—	1,890.8
Deferred income taxes	109.4	—	918.8	—	1,028.2
Intercompany payable	2,858.6	—	—	(2,858.6)	—
Other noncurrent liabilities	220.5	12.8	13.4	—	246.7

Total Noncurrent Liabilities	5,079.3	12.8	932.2	(2,858.6)	3,165.7

Total Liabilities	5,835.8	100.1	1,112.3	(2,878.4)	4,169.8

Total Shareholders’ Equity	5,165.0	5,103.7	6,514.7	(11,618.4)	5,165.0

Total Liabilities and Shareholders’ Equity	11,000.8	5,203.8	7,627.0	(14,496.8)	9,334.8

CONDENSED CONSOLIDATING BALANCE SHEETS

	April 30, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$6.8	$—	$146.7	$—	$153.5
Inventories	—	173.3	761.4	(3.7)	931.0
Other current assets	360.2	9.9	94.6	(10.1)	454.6

Total Current Assets	367.0	183.2	1,002.7	(13.8)	1,539.1
Property, Plant, and Equipment – Net	233.6	551.1	480.9	—	1,265.6
Investments in Subsidiaries	8,367.6	4,063.3	237.9	(12,668.8)	—
Intercompany Receivable	—	315.5	1,132.2	(1,447.7)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	2,016.2	—	3,098.2
Other intangible assets – net	505.5	—	2,518.8	—	3,024.3
Other noncurrent assets	70.4	11.1	63.4	—	144.9

Total Other Noncurrent Assets	1,657.9	11.1	4,598.4	—	6,267.4

Total Assets	$10,626.1	$5,124.2	$7,452.1	$(14,130.3)	$9,072.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$595.9	$103.8	$201.4	$(10.1)	$891.0
Noncurrent Liabilities
Long-term debt	1,879.8	—	—	—	1,879.8
Deferred income taxes	107.6	—	913.1	—	1,020.7
Intercompany payable	2,792.9	—	—	(2,792.9)	—
Other noncurrent liabilities	220.3	12.8	17.9	—	251.0

Total Noncurrent Liabilities	5,000.6	12.8	931.0	(2,792.9)	3,151.5

Total Liabilities	5,596.5	116.6	1,132.4	(2,803.0)	4,042.5

Total Shareholders’ Equity	5,029.6	5,007.6	6,319.7	(11,327.3)	5,029.6

Total Liabilities and Shareholders’ Equity	$10,626.1	$5,124.2	$7,452.1	$(14,130.3)	$9,072.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended October 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$(26.1)	$51.7	$58.3	$—	$83.9

Investing Activities
Businesses acquired, net of cash acquired	—	—	(80.3)	—	(80.3)
Additions to property, plant, and equipment	(24.2)	(44.3)	(45.2)	—	(113.7)
Equity investments in subsidiaries	(83.3)	—	—	83.3	—
Proceeds from disposal of property, plant, and equipment	—	1.1	0.1	—	1.2
(Disbursements of) repayments from intercompany loans	—	(5.1)	(60.5)	65.6	—
Other – net	—	(3.4)	2.1	—	(1.3)

Net Cash (Used for) Provided by Investing Activities	(107.5)	(51.7)	(183.8)	148.9	(194.1)

Financing Activities
Revolving credit facility – net	297.5	—	—	—	297.5
Repayments of long-term debt	(100.0)	—	—	—	(100.0)
Quarterly dividends paid	(123.9)	—	—	—	(123.9)
Purchase of treasury shares	(11.3)	—	—	—	(11.3)
Proceeds from stock option exercises	0.8	—	—	—	0.8
Investments in subsidiaries	—	—	83.3	(83.3)	—
Intercompany payable	65.6	—	—	(65.6)	—
Other – net	8.6	—	—	—	8.6

Net Cash Provided by (Used for) Financing Activities	137.3	—	83.3	(148.9)	71.7
Effect of exchange rate changes on cash	—	—	(9.7)	—	(9.7)

Net increase (decrease) in cash and cash equivalents	3.7	—	(51.9)	—	(48.2)
Cash and cash equivalents at beginning of period	6.8	—	146.7	—	153.5

Cash and Cash Equivalents at End of Period	$10.5	$—	$94.8	—	$105.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended October 31, 2013
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$(79.4)	$(14.3)	$261.7	$—	$168.0

Investing Activities
Businesses acquired, net of cash acquired	—	—	(102.0)	—	(102.0)
Additions to property, plant, and equipment	(12.0)	(45.5)	(25.9)	—	(83.4)
Equity investments in subsidiaries	(102.0)	—	—	102.0	—
Proceeds from disposal of property, plant, and equipment	—	0.4	1.0	—	1.4
Repayments from (disbursements of) intercompany loans	—	59.7	(221.9)	162.2	—
Other – net	(3.1)	(0.3)	(5.5)	—	(8.9)

Net Cash (Used for) Provided by Investing Activities	(117.1)	14.3	(354.3)	264.2	(192.9)

Financing Activities
Revolving credit facility - net	207.0	—	—	—	207.0
Quarterly dividends paid	(116.4)	—	—	—	(116.4)
Purchase of treasury shares	(165.5)	—	—	—	(165.5)
Proceeds from stock option exercises	0.3	—	—	—	0.3
Investments in subsidiaries	—	—	102.0	(102.0)	—
Intercompany payable	162.2	—	—	(162.2)	—
Other – net	6.4	—	(7.7)	—	(1.3)

Net Cash Provided by (Used for) Financing Activities	94.0	—	94.3	(264.2)	(75.9)
Effect of exchange rate changes	—	—	(5.1)	—	(5.1)

Net decrease in cash and cash equivalents	(102.5)	—	(3.4)	—	(105.9)
Cash and cash equivalents at beginning of period	108.0	—	148.4	—	256.4

Cash and Cash Equivalents at End of Period	$5.5	$—	$145.0	$—	$150.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, unless otherwise noted, except per share data)

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2014 and 2013. Results for the quarter and six months ended October 31, 2014 and 2013, include Sahale Snacks, Inc. (“Sahale”) since the completion of the acquisition on September 2, 2014, Enray Inc. (“Enray”) since the completion of the acquisition on August 20, 2013, and the impact of our licensing and distribution agreement with Cumberland Packing Corp. (“Cumberland”), which commenced on July 1, 2013.

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

Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Net sales	$1,481.8	$1,559.9	$2,805.6	$2,910.8
Gross profit	$536.5	$552.6	$1,015.2	$1,045.5
% of net sales	36.2%	35.4%	36.2%	35.9%
Operating income	$254.8	$250.8	$446.4	$464.1
% of net sales	17.2%	16.1%	15.9%	15.9%
Net income:
Net income	$158.3	$153.4	$274.3	$280.0
Net income per common share – assuming dilution	$1.55	$1.46	$2.69	$2.65
Gross profit excluding certain items affecting comparability (A)	$529.2	$556.4	$1,029.7	$1,046.2
% of net sales	35.7%	35.7%	36.7%	35.9%
Operating income excluding certain items affecting comparability (A)	$250.3	$261.5	$472.3	$477.5
% of net sales	16.9%	16.8%	16.8%	16.4%
Income excluding certain items affecting comparability: (A)
Income	$155.4	$160.5	$291.5	$288.9
Income per common share – assuming dilution	$1.53	$1.53	$2.86	$2.74

(A)	Refer to “Non-GAAP Measures” located on page 29 for a reconciliation to the comparable GAAP financial measure.

Net sales in the second quarter of 2015 decreased 5 percent, compared to the second quarter of 2014, primarily due to the impact of volume declines in the U.S. Retail Coffee segment. Operating income increased 2 percent in the second quarter of 2015, compared to the second quarter of 2014, and decreased 4 percent excluding the impact of restructuring and merger and integration costs and unallocated gains and losses on commodity and foreign currency exchange derivatives (“certain items affecting comparability”). Operating income in the second quarter of 2015, as compared to the second quarter of 2014, was impacted by a $9.1 favorable change in the impact of unallocated derivative gains and losses, which is not reflected in operating income excluding certain items affecting comparability. Net income per diluted share increased 6 percent in the second quarter of 2015, as compared to the second quarter of 2014, while income per diluted share excluding certain items affecting comparability was flat over the same period. Both per share measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the second half of 2014 and a reduction in interest expense.

Net sales in the first six months of 2015 decreased 4 percent, compared to the first six months of 2014, reflecting volume declines and lower net price realization. Operating income also decreased 4 percent and decreased 1 percent excluding certain items affecting comparability. Operating income in the first six months of 2015, as compared to the first six months of 2014, was impacted by a $16.9 unfavorable change in the impact of unallocated derivative gains and losses, which is not reflected in operating income excluding certain items affecting comparability. Net income per diluted share increased 2 percent in the first six months of 2015, as compared to the first six months of 2014, while income per diluted share excluding certain items affecting comparability increased 4 percent over the same period. Both per share measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during 2014 and a reduction in interest expense.

Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2014	2013	Increase (Decrease)%		2014	2013	Increase (Decrease)%
Net sales	$1,481.8	$1,559.9	$(78.1)	(5)%	$2,805.6	$2,910.8	$(105.2)	(4)%
Adjust for certain noncomparable items:
Acquisitions	(10.2)	—	(10.2)	(1)	(27.7)	—	(27.7)	(1)
Distribution agreement	—	—	—	—	(6.1)	—	(6.1)	—
Foreign currency exchange	8.0	—	8.0	1	12.5	—	12.5	—

Net sales adjusted for certain noncomparable items (A)	$1,479.6	$1,559.9	$(80.3)	(5)%	$2,784.3	$2,910.8	$(126.5)	(4)%

Amounts may not add due to rounding.

(A)	Net sales adjusted for certain noncomparable items is a non-GAAP measure used in evaluating performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis. Net sales adjusted for certain noncomparable items in the table above excludes the impact of the Sahale acquisition, the incremental impact of the Enray acquisition and the Cumberland distribution agreement, and foreign currency exchange.

The net sales decrease in the second quarter of 2015, compared to the second quarter of 2014, was mostly due to the impact of volume declines in the U.S. Retail Coffee segment driven by the Folgers brand. Volume declines were also realized due to the continued impact of the private label hot beverage business exits in the International, Foodservice, and Natural Foods segment and in the Pillsbury and Robin Hood® baking brands. Volume gains were realized in Jif peanut butter, Crisco oils, Smucker’s Uncrustables® frozen sandwiches, and R.W. Knudsen Family® beverages.

Net price realization was essentially flat as higher coffee list prices were offset by promotional coffee spending and lower net pricing for oils, peanut butter, and fruit spreads. Sales mix was unfavorable in the second quarter of 2015, compared to the second quarter of 2014, driven by the volume declines in the U.S. Retail Coffee segment, and represented 2 percentage points of the net sales decrease. The acquired Sahale business and the incremental impact of Enray contributed a combined $10.2 to net sales in the second quarter of 2015.

The net sales decrease in the first six months of 2015, compared to the first six months of 2014, was primarily due to the impact of volume declines in the U.S. Retail Coffee segment driven by the Folgers brand. Volume declines were also realized due to the continued impact of the private label hot beverage business exits and in the Pillsbury baking brand and Santa Cruz Organic® beverages, while gains were realized in Crisco oils and Jif peanut butter.

Lower net price realization, driven by the Crisco and Jif brands, and unfavorable sales mix each represented 1 percentage point of the net sales decrease. Sahale and the incremental impact of Enray and Cumberland contributed a combined $33.8 to net sales in the first six months of 2015.

Operating Income

The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Gross profit	36.2%	35.4%	36.2%	35.9%
Selling, distribution, and administrative expenses:
Marketing	4.6%	5.4%	5.2%	5.6%
Selling	3.5	3.5	3.7	3.5
Distribution	2.7	2.7	2.8	2.8
General and administrative	6.1	5.7	6.4	6.0

Total selling, distribution, and administrative expenses	17.0%	17.3%	18.0%	17.9%

Amortization	1.7	1.6	1.8	1.7
Other special project costs	0.2	0.4	0.4	0.4
Other operating expense (income) – net	0.1	—	0.1	—

Operating income	17.2%	16.1%	15.9%	15.9%

Amounts may not add due to rounding.

Gross profit decreased $16.1, or 3 percent, in the second quarter of 2015, compared to the second quarter of 2014, driven by lower volume and unfavorable mix. Excluding certain items affecting comparability, which primarily consisted of the impact of unallocated derivative gains and losses, gross profit decreased $27.2, or 5 percent. Effective in 2015, we elected to no longer qualify commodity and foreign currency exchange derivatives for hedge accounting treatment, resulting in immediate recognition of gains and losses on these derivatives in earnings. These amounts are recorded in cost of products sold as unallocated derivative gains and losses and are excluded from segment profit and non-GAAP profit measures until the related inventory is sold. For additional information, see Non-GAAP Measures.

Overall, the net impact of commodity costs and net price realization was slightly favorable to gross profit. Peanut and oil costs were lower and not fully offset by lower net prices in the second quarter of 2015, compared to 2014. This was mostly offset by the impact of higher green coffee costs which were not fully recovered by higher net price realization due to promotional spending.

Selling, distribution, and administrative (“SD&A”) expenses decreased $17.9, or 7 percent, in the second quarter of 2015, compared to the second quarter of 2014, driven by a 19 percent decrease in marketing, which was primarily related to reductions in the U.S. Retail Coffee segment. The decrease in marketing was slightly offset by a 3 percent increase in general and administrative expenses, which was driven by an increase in supply chain support costs as corporate administrative expenses decreased 5 percent.

Operating income increased $4.0, or 2 percent, in the second quarter of 2015, compared to the second quarter of 2014, reflecting a favorable change in certain items affecting comparability. Excluding certain items affecting comparability in both periods, operating income decreased $11.2, or 4 percent.

Gross profit decreased $30.3, or 3 percent, in the first six months of 2015, compared to the first six months of 2014, driven by lower volume. Excluding certain items affecting comparability, which primarily consisted of a $16.9 unfavorable change in the impact of unallocated derivative gains and losses, gross profit decreased $16.5, or 2 percent, during the same period.

Overall, the net impact of commodity costs and net price realization was favorable to gross profit. Peanut costs were lower and not fully offset by lower net prices in the first six months of 2015, compared to 2014. This more than offset the impact of higher green coffee costs which were not recovered by higher net price realization due to promotional spending.

SD&A expenses decreased $14.7, or 3 percent, in the first six months of 2015, compared to the first six months of 2014, due to an 11 percent decrease in marketing, which was driven by reductions in the U.S. Retail Coffee segment.

Operating income decreased $17.7, or 4 percent, in the first six months of 2015, compared to the first six months of 2014, reflecting the unallocated derivative impact which is not included in operating income excluding certain items affecting comparability, which decreased $5.2, or 1 percent, over the same period.

Interest Expense – Net

Net interest expense decreased $4.3 and $10.7 in the second quarter and first six months of 2015, respectively, compared to 2014, reflecting the impact of long-term debt repayments made over the last 12 months and an interest rate swap entered into during the second quarter of 2014, converting a portion of our long-term debt from a fixed- to a variable-rate basis.

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

	Three Months Ended October 31,			Six Months Ended October 31,
	2014	2013	% Increase (Decrease)	2014	2013	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$533.0	$594.9	(10)%	$1,035.7	$1,109.3	(7)%
U.S. Retail Consumer Foods	605.0	612.6	(1)	1,127.8	1,149.0	(2)
International, Foodservice, and Natural Foods	343.8	352.4	(2)	642.1	652.5	(2)
Segment profit:
U.S. Retail Coffee	$151.2	$180.6	(16)%	$288.8	$323.2	(11)%
U.S. Retail Consumer Foods	118.0	100.7	17	231.2	196.2	18
International, Foodservice, and Natural Foods	45.2	47.4	(5)	80.6	90.5	(11)
Segment profit margin:
U.S. Retail Coffee	28.4%	30.4%		27.9%	29.1%
U.S. Retail Consumer Foods	19.5	16.4		20.5	17.1
International, Foodservice, and Natural Foods	13.1	13.5		12.5	13.9

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales decreased 10 percent in the second quarter of 2015, compared to the second quarter of 2014. The net sales decrease reflects lower volume somewhat offset by favorable sales mix and higher net price realization which resulted from the 9 percent list price increase taken in the first quarter of 2015, driven by higher green coffee costs, offset by promotional spending. Segment volume decreased 18 percent in the second quarter of 2015, compared to the second quarter of 2014, driven by a 20 percent decrease in the Folgers brand. The Folgers brand volume decline was attributed to consumer response to higher promoted price points on shelf for its roast and ground coffee offerings, competitive activity, and reduced promotional effectiveness. Promotional spending decreased sequentially from the first quarter of 2015 resulting in significantly higher promoted price points on shelf. The Café Bustelo brand and Dunkin’ Donuts packaged coffee volumes also decreased in the quarter, 12 percent and 3 percent, respectively. Volume of K-Cup® packs increased 15 percent, while net sales increased 12 percent in the second quarter of 2015, compared to the second quarter of 2014.

The U.S. Retail Coffee segment profit decreased $29.4 in the second quarter of 2015, compared to the second quarter of 2014, driven by lower volume. The net impact of higher green coffee costs and prices was modestly unfavorable to segment profit in the second quarter of 2015, compared to 2014, and was offset by favorable mix. A reduction in marketing expenses contributed favorably to segment profit in the second quarter of 2015, compared to 2014.

The U.S. Retail Coffee segment net sales decreased 7 percent in the first six months of 2015, compared to the first six months of 2014, driven by a 9 percent volume decline, primarily due to a 10 percent decrease in the Folgers brand. Volume for the Café Bustelo brand increased 5 percent over the same period, while Dunkin’ Donuts packaged coffee volume was flat. The impact of the volume decline was partially offset by favorable sales mix. Net price realization was essentially flat in the first six months of 2015, compared to the first six months of 2014, as the benefit of the recent list price increase was offset by the impact of an increase in promotional spending mostly in the first quarter. Volume and net sales of K-Cup® packs increased 11 percent and 6 percent, respectively, in the first six months of 2015, compared to the first six months of 2014.

The U.S. Retail Coffee segment profit decreased $34.4 in the first six months of 2015, compared to the first six months of 2014, primarily driven by the segment volume decline and K-Cup® pack profitability. Excluding K-Cup® packs, the net impact of higher green coffee costs and prices was essentially neutral to segment profit in the first six months of 2015, compared to the first six months of 2014. We anticipate an unfavorable relationship between net price realization and green coffee costs during the last six months of 2015, compared to the prior period.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment volume was flat in the second quarter of 2015, compared to the second quarter of 2014. Segment net sales decreased 1 percent over the same period, reflecting lower net price realization primarily for the Crisco and Jif brands. The Sahale business contributed $6.0 to segment net sales in the second quarter of 2015.

Jif brand volume increased 2 percent and net sales were flat in the second quarter of 2015, compared to the second quarter of 2014. Smucker’s Uncrustables frozen sandwiches were up 22 percent and 21 percent in volume and net sales, respectively. Crisco brand volume increased 2 percent, while net sales decreased 8 percent, impacted by a 9 percent list price decline taken in the fourth quarter of 2014. Volume for the Pillsbury brand decreased 3 percent, and was the primary contributor to the overall flat segment volume, and net sales decreased 6 percent.

The U.S. Retail Consumer Foods segment profit increased $17.3 in the second quarter of 2015, compared to the second quarter of 2014. Overall lower commodity costs, primarily for peanuts and oils, were partially offset by lower net price realization and drove the segment profit increase. Segment profit in the prior year was impacted by temporary incremental costs at our fruit spreads manufacturing facility and capacity expansion at our Smucker’s Uncrustables facility.

The U.S. Retail Consumer Foods segment volume was flat in the first six months of 2015, compared to the first six months of 2014, and segment net sales decreased 2 percent over the same period, reflecting lower net price realization, primarily for the Crisco and Jif brands.

Jif brand volume increased 3 percent in the first six months of 2015, compared to the first six months of 2014, while net sales increased 2 percent. Smucker’s Uncrustables frozen sandwiches were up 17 percent and 16 percent in volume and net sales, respectively. Crisco brand volume increased 6 percent, while net sales decreased 5 percent, impacted by the list price decline. Volume for the overall Pillsbury brand decreased 6 percent, and was the primary contributor to the overall flat segment volume, and net sales decreased 8 percent.

The U.S. Retail Consumer Foods segment profit increased $35.0 in the first six months of 2015, compared to the first six months of 2014, driven by the net benefit of lower peanut costs. While costs were lower for most other commodities, they did not significantly benefit segment profit as they were mostly offset by lower net price realization. Segment profit in the prior year was impacted by temporary incremental costs at our fruit spreads manufacturing facility and capacity expansion at our Smucker’s Uncrustables facility. Effective November 2014 we took a 7 percent price decline on the majority of our peanut butter items sold in the U.S in response to the decrease in our peanut costs.

International, Foodservice, and Natural Foods

Net sales in the International, Foodservice, and Natural Foods segment decreased 2 percent in the second quarter of 2015, compared to the second quarter of 2014. Excluding the impacts of Sahale, Enray, and foreign currency exchange, segment net sales decreased 1 percent and volume decreased 3 percent. The volume decline reflects the impact of the planned exit of our private label foodservice hot beverage business and decreases in the Robin Hood and Five Roses® brands in Canada that offset gains in R.W. Knudsen Family beverages and other brands. Overall net price realization was flat and sales mix was favorable.

The International, Foodservice, and Natural Foods segment profit decreased $2.2 in the second quarter of 2015, compared to the second quarter of 2014. Higher costs were realized in Canada and were attributed to sourcing certain products from the U.S., reflecting the impact of a weaker Canadian dollar compared to a year ago, and an increase in green coffee costs.

Net sales in the International, Foodservice, and Natural Foods segment decreased 2 percent in the first six months of 2015, compared to the first six months of 2014. Excluding the impacts of Sahale, Enray, Cumberland, and foreign currency exchange, segment net sales and volume both decreased 4 percent. The volume decline, which was partially offset by favorable sales mix, reflects the impact of the planned exit of our private label foodservice hot beverage business and decreases in Santa Cruz Organic beverages and the Robin Hood and Five Roses brands in Canada, while gains were achieved in the R.W. Knudsen Family brand.

The International, Foodservice, and Natural Foods segment profit decreased $9.9 in the first six months of 2015, compared to the first six months of 2014, primarily due to the realization of higher costs in Canada, which were attributed to sourcing certain products from the U.S., reflecting the impact of a weaker Canadian dollar compared to a year ago, and an increase in green coffee costs. Additionally, trade spending related to foodservice coffee was higher in the first six months of 2015, compared to the first six months of 2014, while mix was favorable.

Financial Condition – Liquidity and Capital Resources

Liquidity

On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents at October 31, 2014, were $105.3, compared to $153.5 at April 30, 2014.

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

The following table presents selected cash flow information.

	Six Months Ended October 31,
	2014	2013
Net cash provided by operating activities	$83.9	$168.0
Net cash used for investing activities	(194.1)	(192.9)
Net cash provided by (used for) financing activities	71.7	(75.9)

Net cash provided by operating activities	$83.9	$168.0
Additions to property, plant, and equipment	(113.7)	(83.4)

Free cash flow (A)	$(29.8)	$84.6

(A)	Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

Cash provided by operating activities decreased $84.1 in the first six months of 2015, compared to the first six months of 2014, primarily due to a greater amount of cash required to fund working capital in 2015. The increase was partially driven by higher green coffee costs in 2015, as compared to the prior year.

Cash used for investing activities in the first six months of 2015 consisted primarily of $113.7 in capital expenditures and $80.3 related to the acquisition of Sahale. Cash used for investing activities in the first six months of 2014 consisted primarily of $102.0 related to the acquisitions of Enray and Silocaf of New Orleans, Inc., as well as $83.4 in capital expenditures. For additional information on this year’s acquisition of Sahale, see Note 3: Acquisitions.

Cash provided by financing activities in the first six months of 2015 consisted primarily of $297.5 of net borrowings under our commercial paper program and revolving credit facility, mostly offset by the $100.0 repayment of the 4.78 percent Senior Notes and quarterly dividend payments of $123.9. Cash used for financing activities in the first six months of 2014 consisted primarily of the purchase of treasury shares for $165.5 and quarterly dividend payments of $116.4, partially offset by net borrowings under our revolving credit facility of $207.0.

Capital Resources

The following table presents our capital structure.

	October 31, 2014	April 30, 2014
Current portion of long-term debt	$—	$100.0
Short-term borrowings	545.9	248.4
Long-term debt, less current portion	1,890.8	1,879.8

Total debt	$2,436.7	$2,228.2
Shareholders’ equity	5,165.0	5,029.6

Total capital	$7,601.7	$7,257.8

We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Additionally, during the second quarter of 2015, we entered into a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. As of October 31, 2014, we had $545.9 of short-term borrowings outstanding, all of which were under our commercial paper program, at a weighted-average interest rate of 0.31 percent. As of November 25, 2014, we had $408.0 of commercial paper borrowings, at a weighted-average interest rate of 0.32 percent, and no outstanding balance under the revolving credit facility. We are in compliance with all of our debt covenants. For additional information on our revolving credit facility, commercial paper program, and debt covenants, see Note 7: Debt and Financing Arrangements.

As of October 31, 2014, we had approximately 10.0 million common shares available for repurchase under Board of Directors’ authorizations, including 5.0 million common shares which were authorized in October 2014. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.

Absent any material acquisitions or other significant investments, we believe cash on hand, combined with cash provided by operations and borrowings available under our commercial paper program and revolving credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, interest and principal payments on debt outstanding, and share repurchases. As of October 31, 2014, total cash and cash equivalents of $92.5 was held by our international subsidiaries. We do not intend to repatriate these funds to meet any of these cash requirements. Should we repatriate these funds, we will be required to pay taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Non-GAAP Measures

We use non-GAAP financial measures including: net sales adjusted for the noncomparable impact of the Sahale acquisition, the incremental impact of the Enray acquisition and the Cumberland distribution agreement, and foreign currency exchange; gross profit, operating income, income, and income per diluted share, excluding certain items affecting comparability; and free cash flow, as key measures for purposes of evaluating performance internally. In addition, income per diluted share excluding certain items affecting comparability is used as a component of the Board of Director’s measurement of performance for incentive compensation purposes. We believe that these measures provide useful information to investors because they are the measures we use to evaluate performance on a comparable year-over-year basis. Effective May 1, 2014, we have defined certain items affecting comparability to include restructuring and merger and integration costs (“special project costs”) and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”) and modified prior year results to conform to the new definition. The special project costs in the table below relate to specific restructuring and merger and integration projects that are each nonrecurring in nature and can significantly affect the year-over-year assessment of operating results. Unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts and also affect comparability on a year-over-year basis. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure and prior years’ measures have been revised to reflect the change discussed above. See page 27 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Reconciliation to gross profit:
Gross profit	$536.5	$552.6	$1,015.2	$1,045.5
Unallocated derivative (gains) losses	(7.6)	1.5	13.8	(3.1)
Cost of products sold – special project costs	0.3	2.3	0.7	3.8

Gross profit excluding certain items affecting comparability	$529.2	$556.4	$1,029.7	$1,046.2

Reconciliation to operating income:
Operating income	$254.8	$250.8	$446.4	$464.1
Unallocated derivative (gains) losses	(7.6)	1.5	13.8	(3.1)
Cost of products sold – special project costs	0.3	2.3	0.7	3.8
Other special project costs	2.8	6.9	11.4	12.7

Operating income excluding certain items affecting comparability	$250.3	$261.5	$472.3	$477.5

Reconciliation to net income:
Net income	$158.3	$153.4	$274.3	$280.0
Income taxes	80.6	76.6	140.1	139.5
Unallocated derivative (gains) losses	(7.6)	1.5	13.8	(3.1)
Cost of products sold – special project costs	0.3	2.3	0.7	3.8
Other special project costs	2.8	6.9	11.4	12.7

Income before income taxes excluding certain items affecting comparability	$234.4	$240.7	$440.3	$432.9
Income taxes, as adjusted	79.0	80.2	148.8	144.0

Income excluding certain items affecting comparability	$155.4	$160.5	$291.5	$288.9
Weighted-average shares – assuming dilution	101,824,624	105,145,966	101,800,782	105,560,298
Income per common share excluding certain items affecting comparability – assuming dilution	$1.53	$1.53	$2.86	$2.74

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.

The following table summarizes our contractual obligations by fiscal year at October 31, 2014.

	Total	2015	2016-2017	2018-2019	2020 and beyond
Long-term debt obligations	$1,850.0	$—	$136.5	$451.0	$1,262.5
Interest payments	512.0	43.7	169.0	157.1	142.2
Operating lease obligations	101.6	11.7	41.7	31.0	17.2
Purchase obligations	991.2	709.8	281.4	—	—
Other liabilities	219.9	13.9	15.3	15.0	175.7

Total	$3,674.7	$779.1	$643.9	$654.1	$1,597.6

Long-term debt obligations and interest payments in the above table exclude the impact of any interest rate swaps or offering discounts. Purchase obligations include agreements that are enforceable and legally bind us to purchase goods or services. Included in this category are certain obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials and packaging supplies. We expect to receive consideration for these purchase obligations in the form of materials. These purchase obligations do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Other liabilities in the above table mainly consist of projected commitments associated with our defined benefit pension plans and other postretirement benefits. The table excludes the liability for unrecognized tax benefits and tax-related net interest and penalties of approximately $33.5 under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk: The fair value of our cash and cash equivalents at October 31, 2014, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.

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

Based on our overall interest rate exposure as of and during the three months ended October 31, 2014, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at October 31, 2014, would increase the fair value of our long-term debt by $81.7.

Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2014, are not expected to result in a significant impact on future earnings or cash flows.

We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. Effective May 1, 2014, we elected to no longer qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the gains and losses on all foreign currency forwards and options contracts will be immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of October 31, 2014, a hypothetical 10 percent change in exchange rates would not result in a material loss of fair value.

Revenues from customers outside the U.S., subject to foreign currency exchange, represented 8 percent of net sales during the six-month period ended October 31, 2014. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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

	October 31, 2014	April 30, 2014
High	$23.2	$22.7
Low	5.0	5.7
Average	12.4	11.9

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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	volatility of commodity markets from which raw materials, particularly green coffee beans, peanuts, soybean oil, wheat, milk, corn, and sugar, are procured and the related impact on costs;

•	risks associated with derivative and purchasing strategies we employ to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact our liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the availability of reliable transportation, which may be affected by the cost of fuel, regulations affecting the industry, labor shortages, service failures by third-party service providers, accidents, or natural disasters, on acceptable terms;

•	our ability to successfully implement and realize the full benefit of price changes that are intended to ultimately fully recover cost, including the competitive, retailer, and consumer response, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	our ability to successfully integrate acquired and merged businesses in a timely and cost-effective manner;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents, extreme weather, and natural disasters, including crop failures and storm damage;

•	the concentration of certain of our businesses with key customers and suppliers, including single-source suppliers of certain key raw materials, such as packaging for our Folgers coffee products, and finished goods, such as K-Cup® packs, and the ability to manage and maintain key relationships;

•	the loss of significant customers, a substantial reduction in orders from these customers, or the bankruptcy of any such customer;

•	changes in consumer coffee preferences and other factors affecting our coffee businesses, which represent a substantial portion of our business;

•	a change in outlook or downgrade in our public credit ratings by a rating agency;

•	our ability to obtain any required financing on a timely basis and on acceptable terms;

•	the timing and amount of capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on our tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•	risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the Securities and Exchange Commission.

Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2014 - August 31, 2014	—	$—	—	5,004,661
September 1, 2014 - September 30, 2014	7,112	99.80	—	5,004,661
October 1, 2014 - October 31, 2014	3,058	102.76	—	10,004,661

Total	10,170	$100.69	—	10,004,661

Information set forth in the table above represents the activity in our second fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)	In October 2014, the Board of Directors authorized the repurchase of an additional 5,000,000 common shares at our discretion with no established expiration date. As of October 31, 2014, there were 10,004,661 common shares available for future repurchase.

Item 6.	Exhibits.

See the Index of Exhibits that appears on Page No. 40 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 26, 2014	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
By: RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended Regulations of The J. M. Smucker Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.

10.1	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.