Form 10-Q
period 2015-01-31
J M SMUCKER Co
filed 2015-02-27
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

The Company had 101,762,584 common shares outstanding on February 24, 2015.

The Exhibit Index is located at Page No. 39.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share data)	2015	2014	2015	2014
Net sales	$1,440.0	$1,465.5	$4,245.6	$4,376.3
Cost of products sold	917.1	920.3	2,707.5	2,785.6

Gross Profit	522.9	545.2	1,538.1	1,590.7
Selling, distribution, and administrative expenses	237.3	250.3	743.1	770.8
Amortization	25.2	24.9	75.3	74.1
Other special project costs (A)	5.9	7.1	17.3	19.8
Other operating (income) expense – net	(0.6)	(0.6)	0.9	(1.6)

Operating Income	255.1	263.5	701.5	727.6
Interest expense – net	(16.8)	(18.4)	(50.4)	(62.7)
Other income – net	0.1	1.4	1.7	1.1

Income Before Income Taxes	238.4	246.5	652.8	666.0
Income taxes	77.5	79.8	217.6	219.3

Net Income	$160.9	$166.7	$435.2	$446.7

Earnings per common share:
Net Income	$1.58	$1.59	$4.28	$4.24
Net Income - Assuming Dilution	$1.58	$1.59	$4.28	$4.24

Dividends Declared per Common Share	$0.64	$0.58	$1.92	$1.74

(A)	Other special project costs includes restructuring and merger and integration costs. For more information on businesses acquired and our restructuring program, see Note 4: Acquisitions and Note 5: Restructuring.

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
(Dollars in millions)	2015	2014	2015	2014
Net income	$160.9	$166.7	$435.2	$446.7
Other comprehensive loss:
Foreign currency translation adjustments	(35.2)	(20.0)	(49.6)	(30.6)
Cash flow hedging derivative activity, net of tax	(5.9)	6.5	(17.6)	8.1
Pension and other postretirement benefit plans activity, net of tax	5.5	1.7	8.4	4.2
Available-for-sale securities activity, net of tax	0.3	0.5	0.9	0.6

Total Other Comprehensive Loss	(35.3)	(11.3)	(57.9)	(17.7)

Comprehensive Income	$125.6	$155.4	$377.3	$429.0

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)	January 31, 2015	April 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$111.7	$153.5
Trade receivables, less allowance for doubtful accounts	373.9	309.4
Inventories:
Finished products	575.4	571.5
Raw materials	368.8	359.5

	944.2	931.0
Other current assets	85.8	145.2

Total Current Assets	1,515.6	1,539.1

Property, Plant, and Equipment
Land and land improvements	102.5	99.7
Buildings and fixtures	563.6	516.0
Machinery and equipment	1,475.3	1,384.0
Construction in progress	167.8	163.9

	2,309.2	2,163.6
Accumulated depreciation	(985.9)	(898.0)

Total Property, Plant, and Equipment	1,323.3	1,265.6

Other Noncurrent Assets
Goodwill	3,134.9	3,098.2
Other intangible assets – net	2,973.9	3,024.3
Other noncurrent assets	147.9	144.9

Total Other Noncurrent Assets	6,256.7	6,267.4

Total Assets	$9,095.6	$9,072.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$232.3	$289.2
Accrued trade marketing and merchandising	17.4	58.5
Current portion of long-term debt	24.0	100.0
Short-term borrowings	264.0	248.4
Other current liabilities	172.4	194.9

Total Current Liabilities	710.1	891.0

Noncurrent Liabilities
Long-term debt	1,891.8	1,879.8
Deferred income taxes	1,025.6	1,020.7
Other noncurrent liabilities	243.9	251.0

Total Noncurrent Liabilities	3,161.3	3,151.5

Total Liabilities	3,871.4	4,042.5

Shareholders’ Equity
Common shares	25.4	25.4
Additional capital	3,982.4	3,965.8
Retained income	1,326.0	1,091.0
Amount due from ESOP Trust	(0.1)	(1.0)
Accumulated other comprehensive loss	(109.5)	(51.6)

Total Shareholders’ Equity	5,224.2	5,029.6

Total Liabilities and Shareholders’ Equity	$9,095.6	$9,072.1

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
(Dollars in millions)	2015	2014
Operating Activities
Net income	$435.2	$446.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114.1	117.2
Amortization	75.3	74.1
Share-based compensation expense	15.9	18.0
Loss on sale of assets – net	4.3	1.7
Defined benefit pension contributions	(4.3)	(6.3)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(65.3)	(50.4)
Inventories	(16.5)	80.3
Other current assets	43.0	2.7
Accounts payable	(68.9)	(65.3)
Accrued liabilities	(60.5)	(7.8)
Proceeds from settlement of interest rate swap	53.5	—
Income and other taxes	8.2	(18.1)
Other – net	(22.4)	(3.7)

Net Cash Provided by Operating Activities	511.6	589.1

Investing Activities
Businesses acquired, net of cash acquired	(80.5)	(101.8)
Additions to property, plant, and equipment	(162.1)	(148.9)
Proceeds from disposal of property, plant, and equipment	1.6	1.8
Other – net	(12.0)	(8.3)

Net Cash Used for Investing Activities	(253.0)	(257.2)

Financing Activities
Short-term borrowings – net	15.6	—
Repayments of long-term debt	(100.0)	—
Quarterly dividends paid	(189.0)	(177.4)
Purchase of treasury shares	(15.3)	(227.0)
Proceeds from stock option exercises	0.8	0.4
Other – net	9.5	(1.2)

Net Cash Used for Financing Activities	(278.4)	(405.2)
Effect of exchange rate changes on cash	(22.0)	(14.5)

Net decrease in cash and cash equivalents	(41.8)	(87.8)
Cash and cash equivalents at beginning of period	153.5	256.4

Cash and Cash Equivalents at End of Period	$111.7	$168.6

( )	Denotes use of cash

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

Operating results for the nine-month period ended January 31, 2015, are not necessarily indicative of the results that may be expected for the year ending April 30, 2015. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2014.

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

Note 3: Subsequent Event

On February 3, 2015, we entered into a definitive agreement to acquire Big Heart Pet Brands (“Big Heart Pet”) in a cash and stock transaction preliminarily valued at approximately $5.8 billion. Big Heart Pet is the largest stand-alone producer, distributor, and marketer of premium-quality, branded pet food and pet snacks in the United States. Under the terms of the agreement, we will issue approximately 17.9 million shares of our common stock to the shareholders of Blue Acquisition Group, Inc., Big Heart Pet’s holding company, and pay $1.3 billion in cash, subject to a working capital adjustment. We will also assume Big Heart Pet’s net debt of approximately $2.6 billion. Committed financing for the transaction is a $5.5 billion 364-day senior unsecured bridge loan, which we expect to refinance with a combination of a bank term loan and long-term bonds.

The transaction is expected to close by the end of March, subject to customary closing conditions. The estimated transaction value of $5.8 billion may change at the time we issue shares of our common stock based on the current price of the shares on the closing date.

Based on the assumed debt structure, we anticipate combined debt at closing of approximately $6.5 billion, which is expected to result in annual interest expense of approximately $200.0. Upon closing, we expect to refinance Big Heart Pet’s net debt of approximately $2.6 billion and are evaluating refinancing a portion of our existing debt. This would require total make-whole payments and other related financing costs that would reduce earnings in the fourth quarter by approximately $190.0 to $220.0. The actual amount of make-whole payments would depend on economic conditions at the time the refinancing occurs.

In addition, we expect to incur approximately $225.0 in other one-time costs related to the transaction, of which approximately $150.0 are expected to be cash charges. These one-time costs are anticipated to be incurred primarily over the next three years, with approximately one-half of the costs expected to be recognized in fiscal 2016.

On February 24, 2015, we entered into a series of forward starting interest rate swap agreements to hedge a portion of the interest rate risk related to our anticipated issuance of long-term bonds. The notional hedged amount was approximately $1.1 billion, with expected maturity tenors of 10, 20, and 30 years. The swap agreements are designated as cash flow hedges, where changes in fair value are recorded in other comprehensive income.

Upon close of the transaction, we will have a new reportable segment for the pet food and snacks business. See Note 7: Reportable Segments for additional information.

Note 4: Acquisitions

On September 2, 2014, we acquired Sahale Snacks, Inc. (“Sahale”), a privately-held manufacturer and marketer of premium, branded nut and fruit snacks for $80.5, net of a working capital adjustment. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocation includes total intangible assets of $30.4. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, the excess was allocated to goodwill. Preliminary valuations resulted in Sahale goodwill of $47.9, of which $43.1 was assigned to the U. S. Retail Consumer Foods segment and $4.8 was assigned to the International, Foodservice, and Natural Foods segment.

The results of operations for the acquired business are included in the condensed consolidated financial statements from the date of the transaction and did not have a material impact on the quarter ended January 31, 2015, nor expected to materially affect results of operations for the year ending April 30, 2015.

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

Note 5: Restructuring

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

We expect to incur total restructuring costs of approximately $265.0 for the entire restructuring plan, of which $257.5 has been incurred through January 31, 2015. The majority of the remaining costs are anticipated to be recognized this fiscal year and relate to the conversion of the Memphis, Tennessee, fruit spreads facility into a peanut butter plant, which will begin production late this fiscal year.

The following table summarizes the restructuring activity, including the liabilities recorded and the total amount expected to be incurred.

	Long-Lived		Site Preparation
	Asset	Employee	and Equipment	Production
	Charges	Separation	Relocation	Start-up	Other Costs	Total
Total expected restructuring charge	$102.8	$63.8	$45.4	$42.8	$10.2	$265.0

Balance at May 1, 2013	$—	$7.7	$—	$—	$—	$7.7
Charge to expense	2.7	2.6	7.2	7.2	1.1	20.8
Cash payments	—	(8.4)	(7.2)	(7.2)	(1.1)	(23.9)
Noncash utilization	(2.7)	(0.2)	—	—	—	(2.9)

Balance at April 30, 2014	$—	$1.7	$—	$—	$—	$1.7
Charge to expense	0.1	0.5	3.1	5.1	0.3	9.1
Cash payments	—	(1.5)	(3.1)	(5.1)	(0.3)	(10.0)
Noncash utilization	(0.1)	—	—	—	—	(0.1)

Balance at January 31, 2015	$—	$0.7	$—	$—	$—	$0.7

Remaining expected restructuring charge	$0.1	$—	$2.1	$3.9	$1.4	$7.5

In the three and nine months ended January 31, 2015, total restructuring charges of $3.6 and $9.1, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, the majority were reported in other special project costs. In the three and nine months ended January 31, 2014, total restructuring charges of $5.1 and $17.1, respectively, were reported in the Condensed Statements of Consolidated Income. Of the total restructuring charges, $1.6 and $5.1 were reported in cost of products sold in the three and nine months ended January 31, 2014, respectively, while the remaining charges were reported in other special project costs.

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

Note 6: Common Shares

The following table sets forth common share information.

	January 31, 2015	April 30, 2014
Common shares authorized	300,000,000	300,000,000
Common shares outstanding	101,763,058	101,697,400
Treasury shares	26,842,107	26,907,765

During the second quarter of 2015, the Board of Directors increased our shares authorized for repurchase by 5.0 million common shares, resulting in approximately 10.0 million common shares available for repurchase. During 2014, we repurchased 4.9 million common shares for $495.0.

Note 7: Reportable Segments

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Net sales:
U.S. Retail Coffee	$571.8	$578.9	$1,607.5	$1,688.2
U.S. Retail Consumer Foods	549.5	557.8	1,677.3	1,706.8
International, Foodservice, and Natural Foods	318.7	328.8	960.8	981.3

Total net sales	$1,440.0	$1,465.5	$4,245.6	$4,376.3

Segment profit:
U.S. Retail Coffee	$150.5	$181.1	$439.3	$504.3
U.S. Retail Consumer Foods	114.4	105.0	345.6	301.2
International, Foodservice, and Natural Foods	48.0	42.6	128.6	133.1

Total segment profit	$312.9	$328.7	$913.5	$938.6

Interest expense – net	(16.8)	(18.4)	(50.4)	(62.7)
Unallocated derivative gains (losses) (A)	13.4	4.0	(0.4)	7.1
Cost of products sold – special project costs	(0.4)	(2.9)	(1.1)	(6.7)
Other special project costs	(5.9)	(7.1)	(17.3)	(19.8)
Corporate administrative expenses	(64.9)	(59.2)	(193.2)	(191.6)
Other income – net	0.1	1.4	1.7	1.1

Income before income taxes	$238.4	$246.5	$652.8	$666.0

(A)	As of January 31, 2015, the cumulative amount of net derivative gains from economic hedges that has not yet been allocated to segment profit was $3.7, including net gains of $4.1 incurred prior to 2015. For additional information, see Note 12: Derivative Financial Instruments.

As disclosed in Note 3: Subsequent Event, we have entered into an agreement to acquire Big Heart Pet. The transaction is expected to close by the end of March, resulting in a new reportable segment for the pet food and snacks business for fiscal 2015. There will be no impact to our current reportable segments, as there will be no changes to the internal way we manage and report those segments for fiscal 2015. However, as a result of leadership changes announced subsequent to January 31, 2015, we are currently evaluating the way we manage and report our business and the impact to reportable segments for fiscal 2016.

Note 8: Debt and Financing Arrangements

Long-term debt consists of the following:

	January 31, 2015	April 30, 2014
4.78% Senior Notes due June 1, 2014	$—	$100.0
6.12% Senior Notes due November 1, 2015	24.0	24.0
6.63% Senior Notes due November 1, 2018	389.6	392.0
3.50% Senior Notes due October 15, 2021	802.2	763.8
5.55% Senior Notes due April 1, 2022	300.0	300.0
4.50% Senior Notes due June 1, 2025	400.0	400.0

Total long-term debt	$1,915.8	$1,979.8
Current portion of long-term debt	24.0	100.0

Total long-term debt, less current portion	$1,891.8	$1,879.8

The 3.50 percent Senior Notes were issued in a public offering and the remaining Senior Notes were privately placed. The Senior Notes are unsecured and interest is paid semiannually. Scheduled payments are required on the 5.55 percent Senior Notes, of which $75.0 is due on April 1, 2016, and on the 4.50 percent Senior Notes, the first of which is $100.0 due on June 1, 2020. We repaid the 4.78 percent Senior Notes on June 1, 2014. We may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with accrued and unpaid interest, and any applicable make-whole amount. Based on current make-whole provisions, prepayment of a portion, or all of our Senior Notes could significantly reduce earnings in the fourth quarter as discussed in Note 3: Subsequent Event.

We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Interest is payable either on a quarterly basis or at the end of the borrowing term. At January 31, 2015, we did not have a balance outstanding under the revolving credit facility.

During the second quarter of 2015, we entered into a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2015, we had $264.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program at a weighted-average interest rate of 0.35 percent.

In the second quarter of 2014, we entered into an interest rate swap, with a notional amount of $750.0, on the 3.50 percent Senior Notes due October 15, 2021, converting the Senior Notes from a fixed- to a variable-rate basis. The interest rate swap was designated as a fair value hedge of the underlying debt obligation. On January 16, 2015, we terminated the interest rate swap agreement prior to maturity. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long term debt and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. At January 31, 2015 the remaining benefit of $53.1 was recorded as an increase in the long-term debt balance. The fair value adjustment of the interest rate swap at April 30, 2014 was $14.9 and was also recorded as an increase in the long-term debt balance. For additional information, see Note 12: Derivative Financial Instruments.

Interest paid totaled $18.0 and $22.6 for the three months ended January 31, 2015 and 2014, respectively, and $54.9 and $67.8 for the nine months ended January 31, 2015 and 2014, respectively. This differs from interest expense due to the timing of payments, amortization of offering discounts, effect of interest rate swaps, amortization of debt issue costs, and interest capitalized.

Our debt instruments contain certain financial covenant restrictions including consolidated net worth, a leverage ratio, and an interest coverage ratio. Subsequent to January 31, 2015, we amended certain financial covenant restrictions related to the revolving credit facility upon closing of the pending acquisition discussed in Note 3: Subsequent Event. We are in compliance with all covenants.

Note 9: Earnings per Share

The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Net income	$160.9	$166.7	$435.2	$446.7
Net income allocated to participating securities	1.0	1.2	2.9	3.5

Net income allocated to common stockholders	$159.9	$165.5	$432.3	$443.2

Weighted-average common shares outstanding	101,190,896	103,980,819	101,114,223	104,456,496
Dilutive effect of stock options	675	13,623	4,132	15,210

Weighted-average common shares outstanding – assuming dilution	101,191,571	103,994,442	101,118,355	104,471,706

Net income per common share	$1.58	$1.59	$4.28	$4.24

Net income per common share – assuming dilution	$1.58	$1.59	$4.28	$4.24

Note 10: Pensions and Other Postretirement Benefits

The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Service cost	$2.0	$2.2	$0.6	$0.6
Interest cost	5.6	5.4	0.6	0.6
Expected return on plan assets	(6.2)	(6.3)	—	—
Recognized net actuarial loss	2.5	3.3	—	—
Prior service cost (credit)	0.2	0.3	(0.3)	(0.3)

Net periodic benefit cost	$4.1	$4.9	$0.9	$0.9

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Service cost	$5.9	$6.6	$1.7	$1.7
Interest cost	17.0	16.4	1.8	1.7
Expected return on plan assets	(18.7)	(19.1)	—	—
Recognized net actuarial loss	7.5	9.9	—	—
Prior service cost (credit)	0.7	0.9	(0.9)	(0.8)

Net periodic benefit cost	$12.4	$14.7	$2.6	$2.6

Note 11: Contingencies

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

Note 12: Derivative Financial Instruments

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

Effective May 1, 2014, we elected to no longer qualify commodity derivatives for hedge accounting treatment and as a result the derivative gains and losses are immediately recognized in earnings. Prior to 2015, certain of our derivative instruments met the hedge criteria and were accounted for as cash flow hedges. The mark-to-market gains and losses on qualifying hedges were deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to cost of products sold in the period during which the hedged transaction affected earnings. The deferred net gains included in accumulated other comprehensive loss, net of tax, were $18.3 at April 30, 2014, and $0.4 at January 31, 2015. Although we no longer perform the assessments required to achieve hedge accounting for derivative positions, we believe all of our commodity derivatives are economic hedges of our risk exposure.

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

During 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. We received cash flows from the counterparty at a fixed rate and paid the counterparty variable rates based on LIBOR. On January 16, 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes prior to maturity. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The remaining benefit was deferred and will be recognized over the remaining life of the underlying debt as a reduction of future interest expense and will be recognized as follows: $2.2 in 2015, $7.4 in 2016, $7.6 in 2017, $7.8 in 2018, $8.0 in 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022. For additional information, see Note 8: Debt and Financing Arrangements.

The following table sets forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2015				April 30, 2014
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities	Other Current Assets	Other Current Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contract	$—	$—	$—	$—	$18.0	$—	$3.1
Commodity contracts	—	—	—	—	23.4	10.9	—

Total derivatives designated as hedging instruments	$—	$—	$—	$—	$41.4	$10.9	$3.1

Derivatives not designated as hedging instruments:
Commodity contracts	$4.9	$14.1	$0.1	$0.1	$11.6	$5.8	$—
Foreign currency exchange contracts	13.1	—	—	—	1.4	0.7	—

Total derivatives not designated as hedging instruments	$18.0	$14.1	$0.1	$0.1	$13.0	$6.5	$—

Total derivative instruments	$18.0	$14.1	$0.1	$0.1	$54.4	$17.4	$3.1

We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At January 31, 2015 and April 30, 2014, we maintained cash margin account balances of $20.3 and $8.1, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

The following table presents information on pre-tax commodity contract gains and losses recognized on derivatives designated as cash flow hedges prior to May 1, 2014, and pre-tax losses related to the termination of a prior interest rate swap.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Gains (losses) recognized in other comprehensive loss (effective portion)	$—	$4.5	$—	$(6.1)
Gains (losses) reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	9.6	(5.7)	28.4	(18.4)
Losses reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(0.1)	(0.1)	(0.4)	(0.4)

Change in accumulated other comprehensive loss	$(9.5)	$10.3	$(28.0)	$12.7

Included as a component of accumulated other comprehensive loss were deferred pre-tax net gains of $0.7 and $29.1 at January 31, 2015 and April 30, 2014, respectively, related to commodity contracts. The related tax expense recognized in accumulated other comprehensive loss was $0.3 and $10.8 at January 31, 2015 and April 30, 2014, respectively. The entire amount included in accumulated other comprehensive loss is expected to be recognized in earnings this fiscal year as the related commodities are sold.

Also, included as a component of accumulated other comprehensive loss were deferred pre-tax losses of $4.4 and $4.8 at January 31, 2015 and April 30, 2014, respectively, related to the termination of a prior interest rate swap in October 2011 on the 3.50 percent Senior Notes due October 15, 2021. The related tax benefit recognized in accumulated other comprehensive loss was $1.6 and $1.7 at January 31, 2015 and April 30, 2014, respectively. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
(Losses) gains on commodity contracts	$(13.9)	$0.9	(34.3)	$(2.2)
Gains on foreign currency exchange contracts	11.7	2.9	14.1	4.8

Total (losses) gains recognized in cost of products sold	$(2.2)	$3.8	$(20.2)	$2.6

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Net (losses) gains on mark-to-market valuation of unallocated derivative positions	$(2.2)	$3.8	$(20.2)	$2.6
Net losses on derivative positions reclassified to segment operating profit	15.6	0.2	19.8	4.5

Net mark-to-market valuation of certain derivative positions recognized in unallocated derivative gains (losses)	$13.4	$4.0	$(0.4)	$7.1

The cumulative unallocated derivative gains of $3.7 at January 31, 2015, included net gains of $4.1 incurred prior to 2015. As of January 31, 2015, net realized gains of $8.5 were included in cumulative unallocated derivative gains.

The following table presents the gross contract notional value of outstanding derivative contracts.

	January 31, 2015	April 30, 2014
Commodity contracts	$423.8	$790.3
Foreign currency exchange contracts	118.5	158.1
Interest rate contract	—	750.0

Note 13: Other Financial Instruments and Fair Value Measurements

Financial instruments, other than derivatives, that potentially subject us to significant concentrations of credit risk consist principally of cash investments, short-term borrowings, and trade receivables. The carrying value of these financial instruments approximates fair value. Our other financial instruments, with the exception of long-term debt, are recognized at estimated fair value in the Condensed Consolidated Balance Sheets.

The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2015		April 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$55.8	$55.8	$55.4	$55.4
Derivative financial instruments – net	3.9	3.9	33.9	33.9
Long-term debt	(1,915.8)	(2,135.7)	(1,979.8)	(2,239.1)

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

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	January 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Other investments: (A)
Equity mutual funds	$13.2	$—	$—	$13.2
Municipal obligations	—	38.6	—	38.6
Money market funds	4.0	—	—	4.0
Derivative financial instruments: (B)
Commodity contracts – net	(8.2)	(1.0)	—	(9.2)
Foreign currency exchange contracts – net	0.3	12.8	—	13.1
Long-term debt (C)	(792.1)	(1,343.6)	—	(2,135.7)

Total financial instruments measured at fair value	$(782.8)	$(1,293.2)	$—	$(2,076.0)

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	April 30,
	(Level 1)	(Level 2)	(Level 3)	2014
Other investments: (A)
Equity mutual funds	$12.0	$—	$—	$12.0
Municipal obligations	—	34.4	—	34.4
Money market funds	9.0	—	—	9.0
Derivative financial instruments: (B)
Commodity contracts – net	13.5	4.8	—	18.3
Foreign currency exchange contracts – net	—	0.7	—	0.7
Interest rate contract – net	—	14.9		14.9
Long-term debt (C)	(772.0)	(1,467.1)	—	(2,239.1)

Total financial instruments measured at fair value	$(737.5)	$(1,412.3)	$—	$(2,149.8)

(A)	Other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs which are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2015, our municipal obligations are scheduled to mature as follows: $6.3 in 2015, $0.5 in 2016, $1.6 in 2017, $1.1 in 2018, and the remaining $29.1 in 2019 and beyond.
(B)	Level 1 commodity contract and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity contract and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. The Level 2 interest rate contract derivative is valued using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single discounted present value. Level 2 inputs for the interest rate contract are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. For additional information, see Note 12: Derivative Financial Instruments.
(C)	Long-term debt is comprised of public Senior Notes classified as Level 1 and private Senior Notes classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the private Senior Notes is based on the net present value of each interest and principal payment calculated, utilizing an interest rate derived from a fair market yield curve. For additional information, see Note 8: Debt and Financing Arrangements.

Note 14: Income Taxes

During the three-month and nine-month period ended January 31, 2015, the effective income tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, partially offset by state income taxes.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $0.4, primarily as a result of expiring statute of limitations periods.

Note 15: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, including the reclassification adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

		Unrealized
	Foreign	Gain (Loss)	Pension and	Unrealized Gain	Accumulated
	Currency	on Cash Flow	Other	on Available-	Other
	Translation	Hedging	Postretirement	for-Sale	Comprehensive
	Adjustment	Derivatives (A)	Liabilities (B)	Securities	Loss
Balance at May 1, 2014	$31.7	$15.3	$(102.0)	$3.4	$(51.6)
Reclassification adjustments	—	(28.0)	10.6	—	(17.4)
Current period (charge) credit	(49.6)	—	1.7	1.4	(46.5)
Income tax benefit (expense)	—	10.4	(3.9)	(0.5)	6.0

Balance at January 31, 2015	$(17.9)	$(2.3)	$(93.6)	$4.3	$(109.5)

		Unrealized
	Foreign	Loss on	Pension and	Unrealized	Accumulated
	Currency	Cash Flow	Other	Gain on	Other
	Translation	Hedging	Postretirement	Available- for-	Comprehensive
	Adjustment	Derivatives (A)	Liabilities (B)	Sale Securities	Loss
Balance at May 1, 2013	$61.5	$(11.2)	$(131.4)	$4.5	$(76.6)
Reclassification adjustments	—	18.8	8.9	—	27.7
Current period (charge) credit	(30.6)	(6.1)	(2.2)	0.9	(38.0)
Income tax expense	—	(4.6)	(2.5)	(0.3)	(7.4)

Balance at January 31, 2014	$30.9	$(3.1)	$(127.2)	$5.1	$(94.3)

(A)	Of the total gains and losses reclassified from accumulated other comprehensive loss, $28.4 of income and $18.4 of expense was reclassified to cost of products sold related to commodity derivatives for the nine months ended January 31, 2015 and 2014, respectively. Of the total gains and losses reclassified from accumulated other comprehensive loss, $0.4 of expense was reclassified to interest expense related to the interest rate swap terminated in October 2011 for the nine months ended January 31, 2015 and 2014.
(B)	Amortization of net losses was reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expenses.

Note 16: Guarantor and Non-Guarantor Financial Information

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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended January 31, 2015

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$773.4	$281.9	$1,680.2	$(1,295.5)	$1,440.0
Cost of products sold	604.8	256.2	1,355.7	(1,299.6)	917.1

Gross Profit	168.6	25.7	324.5	4.1	522.9
Selling, distribution, and administrative expenses and other special project costs	53.2	12.8	177.2	—	243.2
Amortization	1.1	—	24.0	0.1	25.2
Other operating expense (income) – net	0.5	(1.2)	0.1	—	(0.6)

Operating Income	113.8	14.1	123.2	4.0	255.1
Interest (expense) income – net	(17.0)	0.3	(0.1)	—	(16.8)
Other income (expense) – net	0.2	0.1	(0.2)	—	0.1
Equity in net earnings of subsidiaries	95.9	29.4	14.3	(139.6)	—

Income Before Income Taxes	192.9	43.9	137.2	(135.6)	238.4
Income taxes	32.0	0.1	45.4	—	77.5

Net Income	$160.9	$43.8	$91.8	$(135.6)	$160.9
Other comprehensive (loss) income, net of tax	(35.3)	(5.0)	(36.9)	41.9	(35.3)

Comprehensive Income	$125.6	$38.8	$54.9	$(93.7)	$125.6

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended January 31, 2014

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$791.4	$311.1	$1,720.9	$(1,357.9)	$1,465.5
Cost of products sold	632.7	282.6	1,372.0	(1,367.0)	920.3

Gross Profit	158.7	28.5	348.9	9.1	545.2
Selling, distribution, and administrative expenses and other special project costs	47.7	12.5	197.2	—	257.4
Amortization	1.1	—	23.8	—	24.9
Other operating expense (income) – net	0.1	0.3	(1.0)	—	(0.6)

Operating Income	109.8	15.7	128.9	9.1	263.5
Interest (expense) income – net	(18.8)	0.3	0.1	—	(18.4)
Other income – net	1.3	0.1	—	—	1.4
Equity in net earnings of subsidiaries	105.8	37.3	15.7	(158.8)	—

Income Before Income Taxes	198.1	53.4	144.7	(149.7)	246.5
Income taxes	31.4	0.1	48.3	—	79.8

Net Income	$166.7	$53.3	$96.4	$(149.7)	$166.7
Other comprehensive (loss) income, net of tax	(11.3)	2.5	(13.5)	11.0	(11.3)

Comprehensive Income	$155.4	$55.8	$82.9	$(138.7)	$155.4

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended January 31, 2015

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,285.1	$918.7	$4,983.6	$(3,941.8)	$4,245.6
Cost of products sold	1,837.6	832.8	3,981.5	(3,944.4)	2,707.5

Gross Profit	447.5	85.9	1,002.1	2.6	1,538.1
Selling, distribution, and administrative expenses and other special project costs	156.5	39.0	564.9	—	760.4
Amortization	3.2	—	72.0	0.1	75.3
Other operating expense – net	0.2	0.7	—	—	0.9

Operating Income	287.6	46.2	365.2	2.5	701.5
Interest (expense) income – net	(51.0)	0.9	(0.3)	—	(50.4)
Other income (expense) – net	1.7	0.1	(0.1)	—	1.7
Equity in net earnings of subsidiaries	277.7	103.8	46.4	(427.9)	—

Income Before Income Taxes	516.0	151.0	411.2	(425.4)	652.8
Income taxes	80.8	0.3	136.5	—	217.6

Net Income	$435.2	$150.7	$274.7	$(425.4)	$435.2
Other comprehensive (loss) income, net of tax	(57.9)	(15.8)	(62.7)	78.5	(57.9)

Comprehensive Income	$377.3	$134.9	$212.0	$(346.9)	$377.3

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended January 31, 2014

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,380.0	$992.0	$5,169.5	$(4,165.2)	$4,376.3
Cost of products sold	1,925.7	905.8	4,116.9	(4,162.8)	2,785.6

Gross Profit	454.3	86.2	1,052.6	(2.4)	1,590.7
Selling, distribution, and administrative expenses and other special project costs	151.7	35.8	603.1	—	790.6
Amortization	3.2	—	70.9	—	74.1
Other operating (income) expense – net	(1.3)	0.4	(0.7)	—	(1.6)

Operating Income	300.7	50.0	379.3	(2.4)	727.6
Interest (expense) income – net	(63.2)	0.9	(0.4)	—	(62.7)
Other income (expense) – net	1.3	(0.1)	(0.1)	—	1.1
Equity in net earnings of subsidiaries	283.9	109.5	49.8	(443.2)	—

Income Before Income Taxes	522.7	160.3	428.6	(445.6)	666.0
Income taxes	76.0	0.3	143.0	—	219.3

Net Income	$446.7	$160.0	$285.6	$(445.6)	$446.7
Other comprehensive (loss) income, net of tax	(17.7)	7.6	(22.0)	14.4	(17.7)

Comprehensive Income	$429.0	$167.6	$263.6	$(431.2)	$429.0

CONDENSED CONSOLIDATING BALANCE SHEETS

	January 31, 2015

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	12.3	—	99.4	—	111.7
Inventories	—	166.8	774.9	2.5	944.2
Other current assets	392.0	8.4	71.4	(12.1)	459.7

Total Current Assets	404.3	175.2	945.7	(9.6)	1,515.6
Property, Plant, and Equipment – Net	248.4	584.0	490.9	—	1,323.3
Investments in Subsidiaries	8,663.5	4,152.4	268.4	(13,084.3)	—
Intercompany Receivable	—	311.3	1,353.4	(1,664.7)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	2,052.9	—	3,134.9
Other intangible assets – net	502.2	—	2,471.7	—	2,973.9
Other noncurrent assets	71.1	10.6	66.2	—	147.9

Total Other Noncurrent Assets	1,655.3	10.6	4,590.8	—	6,256.7

Total Assets	10,971.5	5,233.5	7,649.2	(14,758.6)	9,095.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	490.6	78.2	153.5	(12.2)	710.1
Noncurrent Liabilities
Long-term debt	1,891.8	—	—	—	1,891.8
Deferred income taxes	110.4	—	915.2	—	1,025.6
Intercompany payable	3,033.2	—	—	(3,033.2)	—
Other noncurrent liabilities	221.3	12.7	9.9	—	243.9

Total Noncurrent Liabilities	5,256.7	12.7	925.1	(3,033.2)	3,161.3

Total Liabilities	5,747.3	90.9	1,078.6	(3,045.4)	3,871.4

Total Shareholders’ Equity	5,224.2	5,142.6	6,570.6	(11,713.2)	5,224.2

Total Liabilities and Shareholders’ Equity	10,971.5	5,233.5	7,649.2	(14,758.6)	9,095.6

CONDENSED CONSOLIDATING BALANCE SHEETS

	April 30, 2014

	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$6.8	$—	$146.7	$—	$153.5
Inventories	—	173.3	761.4	(3.7)	931.0
Other current assets	360.2	9.9	94.6	(10.1)	454.6

Total Current Assets	367.0	183.2	1,002.7	(13.8)	1,539.1
Property, Plant, and Equipment – Net	233.6	551.1	480.9	—	1,265.6
Investments in Subsidiaries	8,367.6	4,063.3	237.9	(12,668.8)	—
Intercompany Receivable	—	315.5	1,132.2	(1,447.7)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	2,016.2	—	3,098.2
Other intangible assets – net	505.5	—	2,518.8	—	3,024.3
Other noncurrent assets	70.4	11.1	63.4	—	144.9

Total Other Noncurrent Assets	1,657.9	11.1	4,598.4	—	6,267.4

Total Assets	$10,626.1	$5,124.2	$7,452.1	$(14,130.3)	$9,072.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$595.9	$103.8	$201.4	$(10.1)	$891.0
Noncurrent Liabilities
Long-term debt	1,879.8	—	—	—	1,879.8
Deferred income taxes	107.6	—	913.1	—	1,020.7
Intercompany payable	2,792.9	—	—	(2,792.9)	—
Other noncurrent liabilities	220.3	12.8	17.9	—	251.0

Total Noncurrent Liabilities	5,000.6	12.8	931.0	(2,792.9)	3,151.5

Total Liabilities	5,596.5	116.6	1,132.4	(2,803.0)	4,042.5

Total Shareholders’ Equity	5,029.6	5,007.6	6,319.7	(11,327.3)	5,029.6

Total Liabilities and Shareholders’ Equity	$10,626.1	$5,124.2	$7,452.1	$(14,130.3)	$9,072.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31, 2015

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$162.7	$70.4	$278.5	$—	$511.6

Investing Activities
Businesses acquired, net of cash acquired	—	—	(80.5)	—	(80.5)
Additions to property, plant, and equipment	(36.0)	(68.9)	(57.2)	—	(162.1)
Equity investments in subsidiaries	(83.1)	—	—	83.1	—
Proceeds from disposal of property, plant, and equipment	—	1.1	0.5	—	1.6
Repayments from (Disbursements of) intercompany loans	—	4.2	(244.5)	240.3	—
Other – net	—	(6.8)	(5.2)	—	(12.0)

Net Cash (Used for) Provided by Investing Activities	(119.1)	(70.4)	(386.9)	323.4	(253.0)

Financing Activities
Revolving credit facility – net	15.6	—	—	—	15.6
Repayments of long-term debt	(100.0)	—	—	—	(100.0)
Quarterly dividends paid	(189.0)	—	—	—	(189.0)
Purchase of treasury shares	(15.3)	—	—	—	(15.3)
Proceeds from stock option exercises	0.8	—	—	—	0.8
Investments in subsidiaries	—	—	83.1	(83.1)	—
Intercompany payable	240.3	—	—	(240.3)	—
Other – net	9.5	—	—	—	9.5

Net Cash (Used for) Provided by Financing Activities	(38.1)	—	83.1	(323.4)	(278.4)
Effect of exchange rate changes on cash	—	—	(22.0)	—	(22.0)

Net increase (decrease) in cash and cash equivalents	5.5	—	(47.3)	—	(41.8)
Cash and cash equivalents at beginning of period	6.8	—	146.7	—	153.5

Cash and Cash Equivalents at End of Period	$12.3	$—	$99.4	—	$111.7

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31, 2014

	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$171.2	$61.0	$356.9	$—	$589.1

Investing Activities
Businesses acquired, net of cash acquired	—	—	(101.8)	—	(101.8)
Additions to property, plant, and equipment	(20.0)	(83.8)	(45.1)	—	(148.9)
Equity investments in subsidiaries	(101.8)	—	—	101.8	—
Proceeds from disposal of property, plant, and equipment	—	0.5	1.3	—	1.8
Repayments from (disbursements of) intercompany loans	—	23.3	(285.0)	261.7	—
Other – net	(3.4)	(1.0)	(3.9)	—	(8.3)

Net Cash (Used for) Provided by Investing Activities	(125.2)	(61.0)	(434.5)	363.5	(257.2)

Financing Activities
Quarterly dividends paid	(177.4)	—	—	—	(177.4)
Purchase of treasury shares	(227.0)	—	—	—	(227.0)
Proceeds from stock option exercises	0.4	—	—	—	0.4
Investments in subsidiaries	—	—	101.8	(101.8)	—
Intercompany payable	261.7	—	—	(261.7)	—
Other – net	6.6	—	(7.8)	—	(1.2)

Net Cash (Used for) Provided by Financing Activities	(135.7)	—	94.0	(363.5)	(405.2)
Effect of exchange rate changes	—	—	(14.5)	—	(14.5)

Net (decrease) increase in cash and cash equivalents	(89.7)	—	1.9	—	(87.8)
Cash and cash equivalents at beginning of period	108.0	—	148.4	—	256.4

Cash and Cash Equivalents at End of Period	$18.3	$—	$150.3	$—	$168.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, unless otherwise noted, except per share data)

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2015 and 2014. Results for the quarter and nine months ended January 31, 2015 and 2014, include Sahale Snacks, Inc. (“Sahale”) since the completion of the acquisition on September 2, 2014, Enray Inc. (“Enray”) since the completion of the acquisition on August 20, 2013, and the impact of our licensing and distribution agreement with Cumberland Packing Corp. (“Cumberland”), which commenced on July 1, 2013.

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

Dunkin’ Donuts brand is licensed to us for packaged coffee products sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc., used with permission.

Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Net sales	$1,440.0	$1,465.5	$4,245.6	$4,376.3
Gross profit	$522.9	$545.2	$1,538.1	$1,590.7
% of net sales	36.3%	37.2%	36.2%	36.3%
Operating income	$255.1	$263.5	$701.5	$727.6
% of net sales	17.7%	18.0%	16.5%	16.6%
Net income:
Net income	$160.9	$166.7	$435.2	$446.7
Net income per common share – assuming dilution	$1.58	$1.59	$4.28	$4.24
Gross profit excluding certain items affecting comparability (A)	$509.9	$544.1	$1,539.6	$1,590.3
% of net sales	35.4%	37.1%	36.3%	36.3%
Operating income excluding certain items affecting comparability (A)	$248.0	$269.5	$720.3	$747.0
% of net sales	17.2%	18.4%	17.0%	17.1%
Income excluding certain items affecting comparability: (A)
Income	$156.3	$170.8	$447.8	$459.7
Income per common share – assuming dilution	$1.54	$1.63	$4.40	$4.37

(A)	Refer to “Non-GAAP Measures” located on page 29 for a reconciliation to the comparable GAAP financial measure.

Net sales in the third quarter of 2015 decreased 2 percent, compared to the third quarter of 2014, reflecting decreased volume, most significantly in the U.S. Retail Coffee segment and in our private label businesses. Operating income decreased 3 percent in the third quarter of 2015, compared to the third quarter of 2014, and decreased 8 percent excluding the impact of restructuring and merger and integration costs and unallocated gains and losses on commodity and foreign currency exchange derivatives (“certain items affecting comparability”). The declines were attributed to the impact of a reduction in gross profit driven by the U.S. Retail Coffee segment. Net income per diluted share decreased 1 percent in the third quarter of 2015, as compared to the third quarter of 2014, while income per diluted share excluding certain items affecting comparability decreased 6 percent over the same period. Both per share measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the second half of 2014.

Net sales in the first nine months of 2015 decreased 3 percent, compared to the first nine months of 2014, reflecting volume declines in the U.S. Retail Coffee segment. Operating income and operating income excluding certain items affecting comparability both decreased 4 percent over the same period. Net income per diluted share and income per diluted share excluding certain items affecting comparability both increased 1 percent in the first nine months of 2015, as compared to the first nine months of 2014. Both per share measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during 2014 and a reduction in interest expense.

Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2015	2014	Increase (Decrease)%		2015	2014	Increase (Decrease)%
Net sales	$1,440.0	$1,465.5	$(25.5)	(2)%	$4,245.6	$4,376.3	$(130.7)	(3)%
Adjust for certain noncomparable items:
Acquisitions	(12.8)	—	(12.8)	(1)	(40.5)	—	(40.5)	(1)
Distribution agreement	—	—	—	—	(6.1)	—	(6.1)	—
Foreign currency exchange	9.6	—	9.6	1	22.1	—	22.1	1

Net sales adjusted for certain noncomparable items (A)	$1,436.8	$1,465.5	$(28.7)	(2)%	$4,221.1	$4,376.3	$(155.2)	(4)%

Amounts may not add due to rounding.

(A)	Net sales adjusted for certain noncomparable items is a non-GAAP measure used in evaluating performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis. Net sales adjusted for certain noncomparable items in the table above excludes the impact of the Sahale acquisition, the incremental impact of the Enray acquisition and the Cumberland distribution agreement, and foreign currency exchange.

Net sales decreased 2 percent in the third quarter of 2015, compared to the third quarter of 2014. Volume gains were realized in Jif peanut butter, Crisco oils, Smucker’s fruit spreads, and Smucker’s Uncrustables® frozen sandwiches and were offset by declines in Folgers coffee and private label canned milk and natural beverages, as well as the impact of the exited private label foodservice hot beverage business.

Net price realization was 1 percentage point higher in the third quarter of 2015, compared to the third quarter of 2014, as coffee list price increases were mostly offset by lower net pricing for peanut butter and oils. Sales mix was unfavorable during the same period driven by the volume declines in the U.S. Retail Coffee segment, and represented 1 percentage point of the net sales decrease. Foreign currency exchange also represented 1 percentage point of the net sales decrease, while the acquired Sahale business contributed $12.8 to net sales in the third quarter of 2015.

The net sales decrease of 3 percent in the first nine months of 2015, compared to the first nine months of 2014, was primarily due to the impact of volume declines in the U.S. Retail Coffee segment driven by the Folgers brand and the impact of the private label foodservice hot beverage business exits. Volume declines were also realized in the Pillsbury baking brand, while gains were realized in Jif peanut butter and Crisco oils.

Unfavorable sales mix and foreign currency exchange each represented 1 percentage point of the net sales decrease. Sahale and the incremental impact of Enray and Cumberland contributed a combined $46.6 to net sales in the first nine months of 2015. The impact of net price realization was essentially neutral as lower net price realization on the Jif and Crisco brands offset higher net price realization on the Folgers brand.

Operating Income

The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Gross profit	36.3%	37.2%	36.2%	36.3%
Selling, distribution, and administrative expenses:
Marketing	4.2%	5.4%	4.8%	5.5%
Selling	3.5	3.5	3.6	3.5
Distribution	2.6	2.7	2.8	2.8
General and administrative	6.1	5.5	6.3	5.8

Total selling, distribution, and administrative expenses	16.5%	17.1%	17.5%	17.6%

Amortization	1.8	1.7	1.8	1.7
Other special project costs	0.4	0.5	0.4	0.5
Other operating (income) expense – net	—	—	—	—

Operating income	17.7%	18.0%	16.5%	16.6%

Amounts may not add due to rounding.

Gross profit decreased $22.3, or 4 percent, in the third quarter of 2015, compared to the third quarter of 2014, driven by the impact of commodity costs relative to net price realization offset somewhat by a $9.4 favorable change in unallocated derivative gains and losses. Excluding certain items affecting comparability, which primarily consisted of the impact of unallocated derivative gains and losses, gross profit decreased $34.2, or 6 percent, over the same period.

Higher overall commodity costs were attributed to green coffee which more than offset lower peanut and oil costs. Overall net price realization was also higher but did not offset the impact of the higher costs and was the main contributor to the gross profit decline. Most significantly, higher net coffee pricing did not offset the higher green coffee costs while lower net pricing on peanut butter and oils exceeded the benefit of lower costs for those commodities. Lower volume, unfavorable mix, and foreign currency exchange also contributed to the gross profit decline to a lesser extent.

Selling, distribution, and administrative (“SD&A”) expenses decreased $13.0, or 5 percent, in the third quarter of 2015, compared to the third quarter of 2014, primarily due to an $18.7 decrease in marketing expense. General and administrative expenses increased 10 percent in the third quarter of 2015, compared to 2014, and included $4.4 of deal costs related to the pending acquisition of Big Heart Pet Brands, mainly consisting of professional fees. (See “Subsequent Event” located on page 26.) Excluding these pre-announcement deal costs, general and administrative expenses increased 4 percent during the same period.

Operating income decreased $8.4, or 3 percent, in the third quarter of 2015, compared to the third quarter of 2014, reflecting a favorable change in certain items affecting comparability. Excluding certain items affecting comparability in both periods, operating income decreased $21.5, or 8 percent.

Driven by lower volume and unfavorable mix, gross profit decreased $52.6, or 3 percent, in the first nine months of 2015, compared to the first nine months of 2014, and decreased $50.7, or 3 percent, excluding certain items affecting comparability.

Overall the net impact of commodity costs and net price realization was essentially neutral to gross profit. Lower peanut costs were not fully offset by lower net prices in the first nine months of 2015, compared to 2014. This benefit was mostly offset by the impact of higher green coffee costs which were not fully recovered by higher net price realization.

SD&A expenses decreased $27.7, or 4 percent, in the first nine months of 2015, compared to the first nine months of 2014, driven by a $36.3 decrease in marketing expense, which was primarily due to reductions in both U.S. retail market segments. The decrease in marketing was partially offset by a 5 percent increase in general and administrative expenses, which was driven by an increase in supply chain support costs and the pre-announcement deal costs, partially offset by a reduction in incentive compensation expense in 2015.

Operating income decreased $26.1, or 4 percent, in the first nine months of 2015, compared to the first nine months of 2014, and decreased $26.7, or 4 percent, excluding certain items affecting comparability.

Interest Expense – Net

Net interest expense decreased $12.3 in the first nine months of 2015, compared to the first nine months of 2014, reflecting the impact of long-term debt repayments made over the last 12 months and an interest rate swap entered into during the second quarter of 2014, converting a portion of our long-term debt from a fixed- to a variable-rate basis. On January 16, 2015, we terminated the interest rate swap resulting in a net settlement gain of $53.5. At January 31, 2015, the unamortized benefit of $53.1 will reduce future interest expense through October 15, 2021.

Segment Results

Effective May 1, 2014, commodity and foreign currency exchange derivative gains and losses are reported in unallocated derivative gains and losses outside of segment operating results until the related inventory is sold. At that time, we reclassify the hedge gain or loss from unallocated derivative gains and losses to segment profit, allowing our segments to realize the economic effect of the hedge without experiencing any mark-to-market volatility. Prior year results have been modified to exclude the unrealized gains and losses on commodity and foreign currency exchange derivatives.

	Three Months Ended January 31,			Nine Months Ended January 31,
			% Increase			% Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Net sales:
U.S. Retail Coffee	$571.8	$578.9	(1)%	$1,607.5	$1,688.2	(5)%
U.S. Retail Consumer Foods	549.5	557.8	(2)	1,677.3	1,706.8	(2)
International, Foodservice, and Natural Foods	318.7	328.8	(3)	960.8	981.3	(2)
Segment profit:
U.S. Retail Coffee	$150.5	$181.1	(17)%	$439.3	$504.3	(13)%
U.S. Retail Consumer Foods	114.4	105.0	9	345.6	301.2	15
International, Foodservice, and Natural Foods	48.0	42.6	13	128.6	133.1	(4)
Segment profit margin:
U.S. Retail Coffee	26.3%	31.3%		27.3%	29.9%
U.S. Retail Consumer Foods	20.8	18.8		20.6	17.6
International, Foodservice, and Natural Foods	15.1	13.0		13.4	13.6

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales decreased 1 percent in the third quarter of 2015, compared to the third quarter of 2014, as lower volume was mostly offset by higher net price realization, reflecting list price increases taken during fiscal 2015, and favorable sales mix. List price increases taken include 9 percent in June 2014 on the majority of our packaged coffee offerings and 8 percent in January 2015 on our K-Cup® packs. Segment volume decreased 8 percent in the third quarter of 2015, compared to the third quarter of 2014, primarily driven by a 9 percent decrease in the Folgers brand. The Folgers brand volume decline was attributed to consumer response to higher promoted price points on shelf for its roast and ground coffee offerings, competitive activity, and reduced promotional effectiveness. The Dunkin’ Donuts packaged coffee volume was flat in the quarter, and the Café Bustelo brand volume increased 5 percent. Volume and net sales of Keurig® portion packs decreased 3 percent and 8 percent, respectively, in the third quarter of 2015, compared to the third quarter of 2014.

The U.S. Retail Coffee segment profit decreased $30.6 in the third quarter of 2015, compared to the third quarter of 2014, reflecting lower sales volume and the impact of higher costs, which were not fully offset by higher net prices. The unfavorable price to cost relationship was driven by increased promotional spending in support of K-Cup® packs and Dunkin’ Donuts packaged coffee. A reduction in marketing expense contributed favorably to segment profit in the third quarter of 2015, compared to 2014.

The U.S. Retail Coffee segment net sales decreased 5 percent in the first nine months of 2015, compared to the first nine months of 2014, driven by a 9 percent volume decline, primarily due to a 10 percent decrease in the Folgers brand. Volume for the Café Bustelo brand increased 5 percent over the same period, while Dunkin’ Donuts packaged coffee volume was flat. The impact of the volume decline was partially offset by favorable net price realization and sales mix. Through nine months, the benefit of the June 2014 list price increase was mostly offset by the impact of an increase in promotional spending. Volume and net sales of Keurig® portion packs increased 6 percent and 1 percent, respectively, in the first nine months of 2015, compared to the first nine months of 2014.

The U.S. Retail Coffee segment profit decreased $65.0 in the first nine months of 2015, compared to the first nine months of 2014, primarily driven by the segment volume decline and Keurig® portion packs profitability, partially offset by a decrease in marketing and favorable mix. Excluding Keurig® portion packs, the net impact of higher green coffee costs and net price realization was essentially neutral to segment profit in the first nine months of 2015, compared to the first nine months of 2014. We anticipate an unfavorable relationship between net price realization and green coffee costs during the remainder of 2015, compared to the prior period.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment volume increased 1 percent in the third quarter of 2015, compared to the third quarter of 2014. Segment net sales decreased 2 percent over the same period, driven by lower net price realization primarily for the Jif and Crisco brands. The Sahale business contributed $10.3 to segment net sales in the third quarter of 2015.

Jif brand volume increased 7 percent and net sales decreased 4 percent in the third quarter of 2015, compared to the third quarter of 2014, due to a 7 percent list price decrease on the majority of peanut butter items in November 2014 and increased promotional spending. Smucker’s Uncrustables frozen sandwiches volume and net sales both increased 10 percent. Crisco brand volume increased 1 percent as gains in oils offset declines in shortening, while net sales decreased 10 percent, impacted by a 9 percent list price decline taken in the fourth quarter of 2014. Volume for the Pillsbury brand was flat and net sales decreased 3 percent.

The U.S. Retail Consumer Foods segment profit increased $9.4 in the third quarter of 2015, compared to the third quarter of 2014, reflecting a decrease in marketing expense. Overall lower commodity costs, primarily for peanuts and oils, were more than offset by lower net price realization which included increased promotional spending in the period.

The U.S. Retail Consumer Foods segment volume was flat in the first nine months of 2015, compared to the first nine months of 2014, and segment net sales decreased 2 percent over the same period, reflecting lower net price realization, primarily for the Jif and Crisco brands, partially offset by a $16.3 contribution from the Sahale business.

Jif brand volume increased 4 percent in the first nine months of 2015, compared to the first nine months of 2014, while net sales was flat, impacted by the list price decline and increased promotional spending. Smucker’s Uncrustables frozen sandwiches volume and net sales increased 15 percent and 14 percent, respectively. Crisco brand volume increased 4 percent, while net sales decreased 7 percent, impacted by the list price decline. Volume for the Pillsbury brand decreased 4 percent, and was the primary contributor to the overall flat segment volume, and net sales decreased 7 percent.

The U.S. Retail Consumer Foods segment profit increased $44.4 in the first nine months of 2015, compared to the first nine months of 2014, partially driven by the net benefit of lower peanut costs. While costs were lower for most other commodities, they did not significantly benefit segment profit as they were mostly offset by lower net price realization. Segment profit in the prior year was impacted by temporary incremental costs at our fruit spreads manufacturing facility and capacity expansion at our Smucker’s Uncrustables facility.

International, Foodservice, and Natural Foods

Net sales in the International, Foodservice, and Natural Foods segment decreased 3 percent in the third quarter of 2015, compared to the third quarter of 2014. Excluding the impacts of Sahale and foreign currency exchange, segment net sales decreased 1 percent and volume decreased 4 percent. The volume decline reflects the impact of the planned exit of our private label foodservice hot beverage business and decreases in private label natural foods beverages that offset gains in the Smucker’s foodservice portion control items and the Five Roses® brand. Overall net price realization was higher, as the prior year was impacted by an unfavorable trade spending accrual adjustment of approximately $10.0, and sales mix was unfavorable.

The International, Foodservice, and Natural Foods segment profit increased $5.4 in the third quarter of 2015, compared to 2014. Segment profit in the prior year was reduced by the unfavorable trade spending accrual adjustment of approximately $10.0. In 2015, higher costs were realized in Canada and were attributed to sourcing certain products from the U.S., reflecting the impact of a significantly weaker Canadian dollar compared to a year ago, and an increase in green coffee costs.

Net sales in the International, Foodservice, and Natural Foods segment decreased 2 percent in the first nine months of 2015, compared to the first nine months of 2014. Excluding the impacts of Sahale, Enray, Cumberland, and foreign currency exchange, segment net sales and volume decreased 3 percent and 4 percent, respectively. The volume decline reflects the impact of the planned exit of our private label foodservice hot beverage business and decreases in Santa Cruz Organic® beverages and the Robin Hood® and Five Roses brands, while gains were achieved in the R.W. Knudsen Family® brand.

The International, Foodservice, and Natural Foods segment profit decreased $4.5 in the first nine months of 2015, compared to the first nine months of 2014, primarily due to the realization of higher costs in Canada, which were attributed to sourcing certain products from the U.S., reflecting the impact of a weaker Canadian dollar compared to a year ago, and an increase in green coffee costs.

Subsequent Event

On February 3, 2015, we entered into a definitive agreement to acquire Big Heart Pet Brands (“Big Heart Pet”) in a cash and stock transaction preliminarily valued at approximately $5.8 billion. Big Heart Pet is the largest stand-alone producer, distributor, and marketer of premium-quality, branded pet food and pet snacks in the United States. Under the terms of the agreement, we will issue approximately 17.9 million shares of our common stock to the shareholders of Blue Acquisition Group, Inc., Big Heart Pet’s holding company, and pay $1.3 billion in cash, subject to a working capital adjustment. We will also assume Big Heart Pet’s net debt of approximately $2.6 billion. Committed financing for the transaction is a $5.5 billion 364-day senior unsecured bridge loan, which we expect to refinance with a combination of a bank term loan and long-term bonds.

The transaction is expected to close by the end of March, subject to customary closing conditions. The estimated transaction value of $5.8 billion may change at the time we issue shares of our common stock based on the current price of the shares on the closing date.

Based on the assumed debt structure, we anticipate combined debt at closing of approximately $6.5 billion, which is expected to result in annual interest expense of approximately $200.0. Upon closing, we expect to refinance Big Heart Pet’s net debt of approximately $2.6 billion and are evaluating refinancing a portion of our existing debt. This would require total make-whole payments and other related financing costs that would reduce earnings in the fourth quarter by approximately $190.0 to $220.0. The actual amount of make-whole payments would depend on economic conditions at the time the refinancing occurs.

In addition, we expect to incur approximately $225.0 in other one-time costs related to the transaction, of which approximately $150.0 are expected to be cash charges. These one-time costs are anticipated to be incurred primarily over the next three years, with approximately one-half of the costs expected to be recognized in fiscal 2016.

On February 24, 2015, we entered into a series of forward starting interest rate swap agreements to hedge a portion of the interest rate risk related to our anticipated issuance of long-term bonds. The notional hedged amount was approximately $1.1 billion, with expected maturity tenors of 10, 20, and 30 years. The swap agreements are designated as cash flow hedges, where changes in fair value are recorded in other comprehensive income.

Financial Condition – Liquidity and Capital Resources

Liquidity

On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents at January 31, 2015, was $111.7, compared to $153.5 at April 30, 2014.

We typically expect a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, the additional increase of coffee inventory in advance of the Atlantic hurricane season, and seasonal fruit procurement. We expect cash provided by operations in the second half of the fiscal year to significantly exceed the amount in the first half of the year, upon completion of the Fall Bake and Holiday period. Cash provided by operating activities in the third quarter of 2015 was $427.7, compared to $83.9 provided through the first half of 2015.

The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2015	2014
Net cash provided by operating activities	$511.6	$589.1
Net cash used for investing activities	(253.0)	(257.2)
Net cash used for financing activities	(278.4)	(405.2)

Net cash provided by operating activities	$511.6	$589.1
Additions to property, plant, and equipment	(162.1)	(148.9)

Free cash flow (A)	$349.5	$440.2

(A)	Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

Cash provided by operating activities decreased $77.5 in the first nine months of 2015, compared to the first nine months of 2014, primarily due to a greater amount of cash required to fund working capital in 2015. The increase in working capital requirements was mostly driven by higher green coffee costs in 2015, as compared to the prior year. Cash provided by operating activities in the first nine months of 2015 included the net proceeds from the settlement of an interest rate swap of $53.5.

Cash used for investing activities in the first nine months of 2015 consisted primarily of $162.1 in capital expenditures and $80.5 related to the acquisition of Sahale. Cash used for investing activities in the first nine months of 2014 consisted primarily of $148.9 in capital expenditures and $101.8 related to the acquisitions of Enray and Silocaf of New Orleans, Inc.

Cash used for financing activities in the first nine months of 2015 consisted primarily of quarterly dividend payments of $189.0 and the $100.0 repayment of the 4.78 percent Senior Notes. Cash used for financing activities in the first nine months of 2014 consisted primarily of the purchase of treasury shares for $227.0 and quarterly dividend payments of $177.4.

Capital Resources

The following table presents our capital structure.

	January 31, 2015	April 30, 2014
Current portion of long-term debt	$24.0	$100.0
Short-term borrowings	264.0	248.4
Long-term debt, less current portion	1,891.8	1,879.8

Total debt	$2,179.8	$2,228.2
Shareholders’ equity	5,224.2	5,029.6

Total capital	$7,404.0	$7,257.8

We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Additionally, during the second quarter of 2015, we entered into a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. As of January 31, 2015, we had $264.0 of short-term borrowings outstanding, all of which were under our commercial paper program, at a weighted-average interest rate of 0.35 percent. As of February 26, 2015, we had $208.0 of commercial paper borrowings, at a weighted-average interest rate of 0.35 percent, and no outstanding balance under the revolving credit facility. We are in compliance with all of our debt covenants. For additional information on our revolving credit facility, commercial paper program, and debt covenants, see Note 8: Debt and Financing Arrangements.

As of January 31, 2015, we had approximately 10.0 million common shares available for repurchase under Board of Directors’ authorizations, including 5.0 million common shares which were authorized in October 2014. We do not expect to repurchase any of these shares in the near term due to our plans to pay down the additional debt we anticipate in connection with the Big Heart Pet acquisition.

Absent any material acquisitions other than Big Heart Pet or other significant investments, we believe cash on hand, combined with cash provided by operations, new borrowings anticipated in connection with the Big Heart Pet acquisition, and borrowings available under our commercial paper program and revolving credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, interest and principal payments on debt outstanding and any new borrowings, potential make-whole payments, and one-time merger and integration costs. As of January 31, 2015, total cash and cash equivalents of $97.1 was held by our international subsidiaries. We do not intend to repatriate these funds to meet any of these cash requirements. Should we repatriate these funds, we will be required to pay taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Reconciliation to gross profit:
Gross profit	$522.9	$545.2	$1,538.1	$1,590.7
Unallocated derivative (gains) losses	(13.4)	(4.0)	0.4	(7.1)
Cost of products sold – special project costs	0.4	2.9	1.1	6.7

Gross profit excluding certain items affecting comparability	$509.9	$544.1	$1,539.6	$1,590.3

Reconciliation to operating income:
Operating income	$255.1	$263.5	$701.5	$727.6
Unallocated derivative (gains) losses	(13.4)	(4.0)	0.4	(7.1)
Cost of products sold – special project costs	0.4	2.9	1.1	6.7
Other special project costs	5.9	7.1	17.3	19.8

Operating income excluding certain items affecting comparability	$248.0	$269.5	$720.3	$747.0

Reconciliation to net income:
Net income	$160.9	$166.7	$435.2	$446.7
Income taxes	77.5	79.8	217.6	219.3
Unallocated derivative (gains) losses	(13.4)	(4.0)	0.4	(7.1)
Cost of products sold – special project costs	0.4	2.9	1.1	6.7
Other special project costs	5.9	7.1	17.3	19.8

Income before income taxes excluding certain items affecting comparability	$231.3	$252.5	$671.6	$685.4
Income taxes, as adjusted	75.0	81.7	223.8	225.7

Income excluding certain items affecting comparability	$156.3	$170.8	$447.8	$459.7
Weighted-average shares – assuming dilution	101,801,500	104,805,369	101,801,023	105,308,655
Income per common share excluding certain items affecting comparability – assuming dilution	$1.54	$1.63	$4.40	$4.37

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.

The following table summarizes our contractual obligations by fiscal year at January 31, 2015.

	Total	2015	2016-2017	2018-2019	2020 and beyond
Long-term debt obligations	$1,850.0	$—	$136.5	$451.0	$1,262.5
Interest payments	489.7	21.5	169.0	157.1	142.1
Operating lease obligations	93.4	5.7	40.1	30.5	17.1
Purchase obligations	990.8	421.2	569.6	—	—
Other liabilities	215.8	10.1	15.3	15.0	175.4

Total	$3,639.7	$458.5	$930.5	$653.6	$1,597.1

Long-term debt obligations and interest payments in the above table exclude the impact of any interest rate swaps, offering discounts, or make-whole payments. Purchase obligations include agreements that are enforceable and legally bind us to purchase goods or services. Included in this category are certain obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials and packaging supplies. We expect to receive consideration for these purchase obligations in the form of materials. These purchase obligations do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Other liabilities in the above table mainly consist of projected commitments associated with our defined benefit pension plans and other postretirement benefits. The table excludes the liability for unrecognized tax benefits and tax-related net interest and penalties of approximately $34.7 under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2015, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.

We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet, and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no net impact on earnings. We entered into an interest rate swap during 2014, designated as a fair value hedge, on a portion of fixed-rate Senior Notes in an effort to achieve a mix of variable- versus fixed-rate debt under favorable market conditions. On January 16, 2015, we terminated this interest rate swap agreement prior to maturity. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long term debt and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. At January 31, 2015 the remaining benefit of $53.1 was recorded as an increase in the long-term debt balance.

Based on our overall interest rate exposure as of and during the three and nine months ended January 31, 2015, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at January 31, 2015, would increase the fair value of our long-term debt by $79.5.

Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2015, are not expected to result in a significant impact on future earnings or cash flows.

We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. Effective May 1, 2014, we elected to no longer qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the gains and losses on all foreign currency forwards and options contracts are immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2015, a hypothetical 10 percent change in exchange rates would result in a $12.3 loss of fair value.

Revenues from customers outside the U.S., subject to foreign currency exchange, represented 8 percent of net sales during the nine-month period ended January 31, 2015. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

Commodity Price Risk: We use certain raw materials and other commodities that are subject to price volatility caused by supply and demand conditions, political and economic variables, weather, investor speculation, and other unpredictable factors. To manage the volatility related to anticipated commodity purchases, we use futures and options with maturities of generally less than one year. Effective May 1, 2014, we elected to no longer qualify commodity derivatives for hedge accounting treatment. As a result, the gains and losses on all commodity derivatives are immediately recognized in cost of products sold.

The following sensitivity analysis presents our potential loss of fair value resulting from a hypothetical 10 percent change in market prices related to commodities.

	January 31, 2015	April 30, 2014
High	$22.8	$22.7
Low	4.6	5.7
Average	13.5	11.9

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

Certain Forward-Looking Statements

Certain statements included in this Quarterly Report contain forward-looking statements within the meaning of federal securities laws. The forward-looking statements may include statements concerning our current expectations, estimates, assumptions, and beliefs concerning future events, conditions, plans, and strategies that are not historical fact. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expect,” “anticipate,” “believe,” “will,” “plan,” and similar phrases.

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	volatility of commodity markets from which raw materials, particularly green coffee beans, peanuts, soybean oil, wheat, milk, corn, and sugar, are procured and the related impact on costs;

•	risks associated with derivative and purchasing strategies we employ to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact our liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the availability of reliable transportation, which may be affected by the cost of fuel, regulations affecting the industry, labor shortages, service failures by third-party service providers, accidents, or natural disasters, on acceptable terms;

•	our ability to successfully implement and realize the full benefit of price changes that are intended to ultimately fully recover cost, including the competitive, retailer, and consumer response, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of introducing new products and the competitive response;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents, extreme weather, and natural disasters, including crop failures and storm damage;

•	the concentration of certain of our businesses with key customers and suppliers, including single-source suppliers of certain key raw materials, such as packaging for our Folgers coffee products, and finished goods, such as K-Cup® packs, and the ability to manage and maintain key relationships;

•	the loss of significant customers, a substantial reduction in orders from these customers, or the bankruptcy of any such customer;

•	changes in consumer coffee preferences and other factors affecting our coffee businesses, which represent a substantial portion of our business;

•	our ability to obtain any required financing on a timely basis and on acceptable terms;

•	our ability to successfully integrate acquired and merged businesses in a timely and cost-effective manner and retain key suppliers, customers, and employees;

•	our ability to achieve synergies and cost savings related to the Big Heart Pet Brands acquisition in the amounts and within the time frames currently anticipated;

•	our ability to generate sufficient cash flow to meet our deleveraging objectives within the time frames currently anticipated;

•	a change in outlook or downgrade in our public credit ratings by a rating agency below investment grade;

•	the timing and amount of capital expenditures, share repurchases, and restructuring costs;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on our tax positions;

•	foreign currency and interest rate fluctuations;

•	political or economic disruption;

•	other factors affecting share prices and capital markets generally; and

•	risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the Securities and Exchange Commission.

Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2015 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2014 - November 30, 2014	14,138	$101.75	—	10,004,661
December 1, 2014 - December 31, 2014	—	—	—	10,004,661
January 1, 2015 - January 31, 2015	23,787	106.26	—	10,004,661

Total	37,925	$104.58	—	10,004,661

Information set forth in the table above represents the activity in our third fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)	As of January 31, 2015, there were 10,004,661 common shares available for future repurchase.

Item 6. Exhibits.

See the Index of Exhibits that appears on Page No. 39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2015	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
	By:	RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
	By:	MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 3, 2015, by and among Blue Acquisition Group, Inc., The J. M. Smucker Company, SPF Holdings I, Inc., SPF Holdings II, LLC and, for the limited purposes set forth therein, Blue Holdings I, L.P., incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 4, 2015.

4.1	Amendment No. 1, dated as of February 3, 2015, to the Rights Agreement, dated as of May 20, 2009, between The J. M. Smucker Company and Computershare Trust Company, N.A. as rights agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 4, 2015.

10.1	Shareholders Agreement, dated as of February 3, 2015, by and among The J. M. Smucker Company, Blue Holdings I, L.P., Kohlberg Kravis Roberts & Co. L.P., Vestar Capital Partners, Centerview Capital Management LLC, AlpInvest Partners US Holdings, LLC, and the shareholders named therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 4, 2015.

10.2	Amendment No. 1 dated as of February 23, 2015, to the Third Amended and Restated Credit Agreement dated as of September 6, 2013, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders and guarantors party thereto, and Bank of Montreal, as administrative agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 24, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.