Form 10-K
period 2015-04-30
J M SMUCKER Co
filed 2015-06-25
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2014, was $9,803,675,128. As of June 15, 2015, 119,666,585 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 12, 2015, are incorporated by reference into Part III of this Report, and certain sections of the registrant’s 2015 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

The Index of Exhibits for this Report begins on page 25.

PART I

Item 1.	Business.

The Company. The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”) was established in 1897, was incorporated in Ohio in 1921, and is often referred to as Smucker’s (a registered trademark). We operate principally in one industry, the manufacturing and marketing of branded food products on a worldwide basis, although the majority of our sales are in the U.S. Our operations outside the U.S. are principally in Canada, although products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency exchange, represented 8 percent of consolidated net sales for 2015. Our branded food products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.

On March 23, 2015, we completed the acquisition of Big Heart Pet Brands (“Big Heart”), a leading producer, distributor, and marketer of premium-quality, branded pet food and pet snacks in the U.S. The cash and stock transaction was valued at $5.9 billion, which included the assumption of $2.6 billion in debt that we refinanced at closing. We issued 17.9 million shares of our common stock to the shareholders of Blue Acquisition Group, Inc., Big Heart’s parent company, and paid $1.2 billion in cash, subject to a working capital adjustment. After the closing of the transaction on March 23, 2015, we had approximately 120.0 million common shares outstanding. We funded the non-equity portion of the acquisition through the combination of a $1.8 billion bank term loan and $3.7 billion in long-term notes.

We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International, Foodservice, and Natural Foods. The U.S. retail market segments in total comprised over 75 percent of 2015 consolidated net sales and represent a major portion of our strategic focus – the sale of branded food products with leadership positions to consumers through retail outlets in North America. The International, Foodservice, and Natural Foods segment represents sales outside of the U.S. retail market segments.

Principal Products. Our principal consumer food and beverage products are coffee, peanut butter, fruit spreads, shortening and oils, baking mixes and ready-to-spread frostings, canned milk, flour and baking ingredients, juices and beverages, frozen sandwiches, toppings, syrups, pickles, condiments, grain products, and nut mix products. Our pet products consist of dry and wet dog food, dry and wet cat food, dog snacks, and cat snacks.

Product sales information for the years 2015, 2014, and 2013 is incorporated herein by reference to information set forth in our 2015 Annual Report to Shareholders on page 60 under “Note 3: Reportable Segments.”

In the U.S. retail market segments, our products are primarily sold through a combination of direct sales and brokers to food retailers, food wholesalers, drug stores, club stores, mass merchandisers, discount and dollar stores, military commissaries, and pet specialty stores. In the International, Foodservice, and Natural Foods segment, our products are distributed domestically and in foreign countries through retail channels, foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators), and natural foods stores and distributors.

Sources and Availability of Raw Materials. The raw materials used in each of our segments are primarily commodities and agricultural-based products. Green coffee, peanuts, edible oils, wheat, sweeteners, corn, milk, fruit, vegetables, cocoa, poultry meal, soybean meal, meat, meat by-products, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time. Basis, futures, and options contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, pest damage, investor speculation, and political and economic conditions in the source countries. We source peanuts, edible oils, and wheat mainly from North America. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. For additional information on the commodities we purchase, see “Commodities Overview” on pages 31 and 32 in our 2015 Annual Report to Shareholders.

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

Primary Reportable Segment	Major Trademark
U.S. Retail Coffee	Folgers® and Dunkin’ Donuts®

U.S. Retail Consumer Foods	Smucker’s®, Jif®, Crisco®, Pillsbury®, and Uncrustables®

U.S. Retail Pet Foods	Meow Mix®, Milk-Bone®, Kibbles ‘n Bits®, Natural Balance®, 9Lives®, Pup-Peroni®, Gravy Train®, and Nature’s Recipe®

International, Foodservice, and Natural Foods	Smucker’s, Folgers, and Douwe Egberts®

Dunkin’ Donuts is a registered trademark of DD IP Holder LLC used under license (the “Dunkin’ License”) for packaged coffee products, including K-Cup® pods, sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. The Dunkin’ License does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. The terms of the Dunkin’ License include the payment of royalties to an affiliate of DD IP Holder LLC and other financial commitments by the Company. The Dunkin’ License is in effect until January 1, 2039.

Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC and are used under a 20-year, perpetually renewable, royalty-free license. Borden® and the Elsie design are trademarks used on certain products under a perpetual, exclusive, and royalty-free license. Carnation® is a trademark of Société des Produits Nestlé S.A. used by our Canadian subsidiary for certain canned milk products in certain territories under an exclusive and royalty-free license with an initial term of 10 years which expires in October 2017, renewable for two successive 5-year terms, and which becomes perpetual at the end of the renewal terms under certain circumstances. Douwe Egberts and Pickwick® are registered trademarks of D.E Master Blenders 1753 N.V. and are used under a multi-year license which expires in January 2019. In accordance with a multi-year licensing and distribution agreement entered into with Cumberland Packing Corp. (“Cumberland”), we market and distribute Cumberland’s branded tabletop sweeteners sold under the Sweet‘N Low®, NatraTaste®, Sugar In The Raw®, and other “In The Raw” brands to foodservice customers in the U.S. and to retail and foodservice customers in Canada. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc. (“Keurig”), used with permission. In addition, we and our subsidiaries license the use of several other trademarks, none of which are individually material to our business.

Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “Mountain Grown design,” “Choosy Moms Choose Jif®,” “Purely The Finest®,” “Crisco is Cooking™,” “Everybody’s Happy When It’s Hungry Jack®,” “Goodness Gracious, It’s Good!®,” “The Only One Cats Ask For By Name®,” “Say It With Milk-Bone™,” the Smucker’s banner, the Crock Jar shape, the Gingham design, and the Strawberry, Milk-Bone, and 9Lives logos.

We own several hundred patents worldwide in addition to proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

We consider all of our owned and licensed intellectual property, taken as a whole, to be essential to our business.

Seasonality. The U.S. Retail Coffee and U.S. Retail Consumer Foods segments are particularly seasonal around the Fall Bake and Holiday period, which generally results in higher sales and profits in our second and third quarters. Our success in promoting and merchandising our coffee and baking brands during the Fall Bake and Holiday period has a significant impact on our results for a fiscal year. The Back to School period and the Spring Holiday season are two other important promotional periods, although their impact is not as significant as the Fall Bake and Holiday period.

Working Capital. Working capital requirements are greatest during the first half of our fiscal year mainly due to the timing of the buildup of coffee, oil, baking, and milk inventories necessary to support the Fall Bake and Holiday period and the additional buildup of coffee inventory in advance of the Atlantic hurricane season.

Customers. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to 28 percent, 27 percent, and 26 percent of net sales in 2015, 2014, and 2013, respectively. These sales are primarily included in the U.S. retail market segments. No other customer exceeded 10 percent of net sales during 2015, 2014, or 2013. Within the Big Heart business, sales to Wal-Mart Stores, Inc. and subsidiaries represent a larger portion of net sales, as compared to our business prior to the acquisition. As a result, beginning in 2016, we anticipate that sales to Wal-Mart Stores, Inc. and subsidiaries will represent a larger portion of net sales than in 2015 due to a full year of Big Heart sales.

During 2015, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.

Orders. Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.

Government Business. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.

Competition. Within consumer foods and beverages, we are the branded market leader in the coffee, peanut butter, fruit spreads, shortening, sweetened condensed milk, ice cream toppings, and natural beverage categories in the U.S. Within pet food and pet snacks, we are the branded market leader in the dog snacks category in the U.S. In Canada, we are the branded market leader in the flour, pickles, canned milk, fruit spreads, shortening, and ice cream toppings categories. Our business is highly competitive as all of our brands compete for retail shelf space with other branded products as well as private label products.

In order to remain competitive, companies in the food industry need to consider emerging consumer preferences, technological advances, product and packaging innovations, and the continued growth of alternative store formats, including warehouse clubs, convenience stores, and e-commerce. The primary ways in which products and brands are distinguished are brand recognition, product quality, price, packaging, new product introductions, nutritional value, convenience, advertising, promotion, and the ability to identify and satisfy consumer preferences. Positive factors pertaining to our competitive position include well-recognized brands, high-quality products, consumer trust, experienced brand and category management, a single national grocery broker in the U.S., varied product offerings, product innovation, good customer service, and an integrated distribution network.

The packaged foods industry has been challenged recently by a general decline in sales volume in the center of the store. Certain evolving consumer trends have contributed to the decline, such as a heightened focus on health and wellness, an increased desire for fresh foods, and the growing impact of social media and e-commerce on consumer behavior. To address these dynamics, we continue to focus on innovation with an increased emphasis on products that satisfy evolving consumer trends.

In addition, private label has grown in recent years due to general economic uncertainty, improvements in private label quality, and the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty. In the pet food and pet snacks categories, private label penetration has declined below levels seen in consumer food and beverage categories. We believe that both private label and leading brands play an important role in the food categories in which we compete, appealing to different consumer segments. We closely monitor the price gap or price premium between our brands and private label brands, with the view that value is about more than price and the expectation that #1 brands will continue to be an integral part of consumers’ shopping baskets.

In the U.S. Retail Coffee segment, the Folgers brand competes in the highly competitive U.S. packaged roast and ground coffee market with other retail coffee brands such as Maxwell House, Yuban, and Chock full o’Nuts. We participate in the premium coffee market through sales of Dunkin’ Donuts retail packaged coffee products, as well as with the Folgers Gourmet Selections® and Millstone® brands. Competitors include other brands such as Starbucks, Gevalia, Eight O’Clock, Seattle’s Best, Peet’s Coffee & Tea, and McCafe. Through a manufacturing and distribution agreement with Keurig, we compete in the single serve coffee market with the Folgers, Folgers Gourmet Selections, Millstone, and Café Bustelo® premium coffees K-Cup® pods. Additionally, under a new, multi-year agreement, at the beginning of fiscal 2016 we began selling Dunkin’ Donuts K-Cup® pods to grocery chains, mass merchandisers, club stores, drug stores, dollar stores, home improvement stores, and online retailers. K-Cup competing brands include Green Mountain, Starbucks, Eight O’Clock, Maxwell House, and Gevalia, as well as many private label brands. We participate in the espresso coffee category with the Café Bustelo and Café Pilon® brands.

In the U.S. Retail Consumer Foods segment, the Jif brand has been the leader in the peanut butter category for over 20 years, competing primarily with Skippy, Peter Pan, and many private label brands. Our natural peanut butter business, sold under the Jif, Smucker’s, Adam’s®, and Laura Scudder’s® brands, maintains a strong leadership position in the natural peanut butter category. Our fruit spreads brands, primarily Smucker’s, hold the leading position in the fruit spreads category and compete with Welch’s branded line of fruit spreads and many private label brands. The competing brands exist on both a national and a regional level. Besides the brands with which we compete in the peanut butter and fruit spreads categories, our overall spreads business has been impacted by the recent growth of the hazelnut spreads category, primarily the Nutella brand. Crisco has historically been a leader in the shortening and cooking oils categories. Crisco holds the leading branded position in the shortening category and competes with other branded competitors, including Wesson, for the leading branded position in the oils category. The oils category in which Crisco competes is highly competitive with private label competitors, collectively, maintaining the largest share of the category. The Pillsbury brand competes in the dessert baking mixes (“DBM”) category that includes mixes for cakes, cookies, brownies, muffins, and quick breads, as well as ready-to-spread frostings. Within the DBM category, we compete primarily with the market leader, Betty Crocker, as well as Duncan Hines and many private label and regional brands. In the ingredients category, Pillsbury flour competes with the branded market leader, Gold Medal, as well as many private label brands which, collectively, maintain the largest share of the category. Smucker’s Uncrustables is the market leader in the frozen peanut butter sandwiches segment. The Hungry Jack® brand competes in the pancake mix and table syrup categories. We compete with several major national as well as private label brands in this category. We compete in the canned milk category with both branded and nonbranded products. We are the branded market leader in the sweetened condensed milk category with the Eagle Brand® and Magnolia® brands and have significant sales with production of private label brands. In the evaporated milk category, we have a significant presence with our production of private label brands.

In the U.S. Retail Pet Foods segment, our pet products portfolio includes well-recognized national brands such as Meow Mix, Milk-Bone, Kibbles ’n Bits, Natural Balance, 9Lives, and Pup-Peroni, as well as other brand names and private label products. We hold the #1 market share in the dog snacks category (excluding rawhide), the #2 market share in both the dry and wet cat food categories, and the #3 market share in the dry dog food category. We compete with other branded pet food and pet snacks products. In the dry and wet dog food categories, our main competitors are Dog Chow, Beneful, Beyond, Pedigree, Nutro, Iams, Hill’s, and Blue. We compete in the dry and wet cat food categories with Friskies, Fancy Feast, Cat Chow, Sheba, Whiskas, Iams, Hill’s, and Blue. Our main competitors in the dog and cat snacks categories are Beggin’ Strips, Waggin’ Train, Dentastix, and Greenies. In addition, we face competition from smaller branded and private label pet food and pet snacks products.

In the International, Foodservice, and Natural Foods segment, our products are distributed domestically and in foreign countries and compete with various brands within retail, foodservice, and natural foods markets. In our foodservice hot beverage business, Folgers and Douwe Egberts compete in the liquid and roast and ground coffee categories. In the liquid category, Nescafe is a key competitor, along with a variety of branded and private label competitors. In the roast and ground category, private label has a significant presence, and several national and regional brands are also competitors. In our foodservice portion control business, Smucker’s competes in the fruit spreads category with Heinz and many private label brands. In Canada, Robin Hood® and Five Roses® are the market leaders in the flour category, competing primarily with private label brands. In the Canadian retail coffee market, Folgers competes with the market leader, Maxwell House, as well as several other branded competitors and some private label brands. In our natural foods business, R. W. Knudsen Family® is the branded market leader in the natural shelf stable juice category, competing primarily with Lakewood and many private label brands. Santa Cruz Organic® competes in several natural food and beverage categories with national and regional brands, as well as private label. Within the grains products category, truRoots® is a leading organic quinoa brand, competing primarily with Ancient Harvest. We also compete in the 75 countries to which we export our products. The majority of our export sales are to the Latin America markets.

Research and Development. We predominantly utilize in-house resources to both develop new products and improve existing products in each of our business areas. Amounts expensed for research and development were $32.5 million, $24.3 million, and $24.7 million in 2015, 2014, and 2013, respectively.

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

Compliance with the provisions of enacted or pending federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, or competitive position in 2016.

Employees. At April 30, 2015, we had 7,370 full-time employees worldwide, of which 28 percent, located at 10 manufacturing facilities, are covered by union contracts. These contracts vary in term depending on the location, with three contracts expiring in 2016, representing 11 percent of our total employees. We believe our relations with our employees are good.

Financial Information about Industry Segments and Geographical Areas. The financial information required to be included in this item concerning reportable industry segments and international operations for the years 2015, 2014, and 2013 is incorporated herein by reference to information set forth in our 2015 Annual Report to Shareholders, on pages 58 through 61, under “Note 3: Reportable Segments.” Our international operations are primarily in Canada with risks similar to those associated with the U.S. retail markets. Approximately 40 percent of our 2015 Canada sales represented the sale of Canadian produced products to Canadian customers. The majority of the remaining Canada sales represented the sale of products produced in the U.S. to Canadian customers, primarily Folgers coffee, Bick’s® pickles, Crisco shortening and oils, and Smucker’s fruit spreads.

Forward-Looking Statements. This Report includes forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected or projected results. The descriptions of risks and uncertainties relating to forward-looking statements are incorporated herein by reference to information set forth in our 2015 Annual Report to Shareholders under the caption “Forward-Looking Statements” on page 42.

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

We have elected to source certain raw materials, such as packaging for our Folgers coffee products, as well as our Jif peanut butter and Crisco oil products, and finished goods, such as K-Cup® pods and our Pup-Peroni dog snack products, from single sources of supply. While we believe that, except as set forth below, alternative sources of these raw materials and finished goods could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a single-source supplier would result in additional costs, could have a disruptive short-term effect on our business, and could adversely affect our results of operations.

Keurig is our single-source supplier for K-Cup® pods which are used in its proprietary Keurig® K-Cup brewing system. There are a limited number of manufacturers other than Keurig that are making cups that will work in such proprietary brewing system. If Keurig is unable to supply K-Cup® pods to us for any reason, it could be difficult to find an alternative supplier for such goods on commercially reasonable terms, which could have a material adverse effect on our results of operations.

•	Our results may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.

We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, edible oils, wheat, sweeteners, corn, milk, fruit, vegetables, cocoa, poultry meal, soybean meal, meat, and meat by-products. In addition, we and our business partners utilize significant quantities of plastic, glass, and cardboard to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, weather, natural disasters, currency fluctuations, investor speculation, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. In addition, we compete for certain raw materials, notably corn and soy-based agricultural products, with the biofuels industry, which has resulted in increased prices for these raw materials. Additionally, farm acreage currently devoted to other agricultural products we purchase may be utilized for biofuels crops resulting in higher cost for the other agricultural products we utilize. Although we use basis, futures, and options contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in our raw material and energy costs.

We expect the green coffee commodity markets to continue to be challenging due to significant ongoing price volatility. For example, during the first half of the 2014 calendar year, drought conditions and coffee tree leaf rust fungus affected production in key coffee-producing regions, such as Brazil and Central America. Due to the significance of green coffee to our coffee business, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, significant increases or decreases in the cost of green coffee could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Beginning in 2015, we elected to mark-to-market all of our commodity and foreign currency exchange derivatives through the Statement of Consolidated Income. Prior to 2015, mark-to-market gains and losses on derivatives that qualified for hedge accounting as cash flow hedges were initially deferred in accumulated other comprehensive income. As a result of this change in accounting treatment, changes in the fair value of all of our derivatives are immediately recognized in consolidated earnings, resulting in increased volatility in both gross profit and net income. These gains and losses are reported in cost of products sold in our Statement of Consolidated Income but excluded from our segment operating results and non-GAAP earnings until the related inventory is sold, at which time the gains and losses are reclassified to segment profit and non-GAAP earnings. Although this change more accurately aligns the derivative gains and losses with the underlying exposure being hedged within segment results, we may experience more volatility in our consolidated earnings as a result of this change in accounting treatment.

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

We have consolidated our production capacity for certain products, including substantially all of our coffee, Milk-Bone dog snacks, and fruit spreads, syrups, and toppings production, into single manufacturing sites. Similarly, most of our peanut butter is being produced at our facility in Lexington, Kentucky, although the conversion of our facility in Memphis, Tennessee, into an additional peanut butter plant was completed in March 2015. We could experience a production disruption at these or any of our manufacturing sites resulting in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, our business, financial condition, and results of operations could be adversely affected.

•	A significant interruption in the operation of any of our supply chain or distribution capabilities could have an adverse effect on our business, financial condition, and results of operations.

Our ability and the ability of our third-party suppliers and service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, work stoppage, terrorism, pandemic illness, or other causes, could significantly impair our ability to operate our business. Notably, substantially all of our coffee production takes place in New Orleans, Louisiana, which is subject to risks associated with hurricane and other weather-related events. Additionally, some of our production facilities are located in places where tornadoes can frequently occur, such as Alabama and Kansas. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations.

•	Our business could be harmed by strikes or work stoppages.

As of April 30, 2015, 28 percent of our employees, located at 10 manufacturing facilities, are covered by collective bargaining agreements. These contracts vary in term depending on location, with three contracts expiring in 2016, representing 11 percent of our total employees. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.

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

Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to 28 percent of net sales in 2015. These sales are primarily included in the U.S. retail market segments. Trade receivables at April 30, 2015, included amounts due from Wal-Mart Stores, Inc. and subsidiaries of $122.6 million, or 29 percent of the total trade receivables balance. During 2015, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Within the Big Heart business, sales to Wal-Mart Stores, Inc. and subsidiaries represent a larger portion of net sales, as compared to our business prior to the acquisition. As a result, beginning in 2016, we anticipate that sales to Wal-Mart Stores, Inc. and subsidiaries will represent a larger portion of net sales than in 2015 due to a full year of Big Heart sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.

•	We operate in the competitive food industry and continued demand for our products may be affected by changes in consumer preferences.

We face competition across our product lines from other food companies with the primary methods and factors in competition being product quality, price, packaging, product innovation, nutritional value, convenience, customer service, advertising, and promotion. Continued success is dependent on product innovation, the ability to secure and maintain adequate retail shelf space, and effective and sufficient trade merchandising, advertising, and marketing programs. Some of our competitors have substantial financial, marketing, and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase marketing or other expenditures, or lose category share. Category share and growth could be adversely impacted if we are not successful in introducing new products. In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers. Specifically, there are a number of trends in consumer preferences that may impact us and the food industry as a whole, including convenience, flavor variety, an emphasis on protein and snacking, and the desire for transparent product labeling and simple and natural ingredients.

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

We are the branded market leader in several categories both in the U.S. and Canada. We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly as a result of a number of factors, such as if we fail to preserve the quality of our products, if we are perceived to act in an irresponsible manner, if the Company or our brands otherwise receive negative publicity, if our brands fail to deliver a consistently positive consumer experience, or if our products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If our brand values are diminished, our revenues and operating results could be materially adversely affected. In addition, anything that harms the Pillsbury, Dunkin’ Donuts, Carnation, Borden, Douwe Egberts, or Cumberland brands could adversely affect the success of our exclusive licensing agreements with the owners of these brands.

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

•	Our operations are subject to the general risks associated with acquisitions. Specifically, we may not realize all of the anticipated benefits of the acquisition of Big Heart or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the Big Heart business.

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

In particular, our ability to realize the anticipated benefits of the acquisition of Big Heart will depend, to a large extent, on our ability to integrate the Big Heart business into Smucker. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Big Heart’s business practices and operations with our business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

Specifically, the difficulties of combining the operations of Big Heart with our business include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from combining the Big Heart business with our business;

•	difficulties in the integration of operations and systems;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel;

•	unanticipated expenses resulting from disputes with third parties, such as the working capital dispute with Del Monte Foods, Inc.; and

•	unanticipated liabilities, such as environmental liabilities resulting from contamination at our properties or those of third parties.

•	Weak financial performance, downgrades in our credit ratings, or disruptions in the financial markets may adversely affect our ability to access capital in the future.

We may need new or additional financing in the future to conduct our operations, expand our business, or refinance existing indebtedness, which would be dependent upon our financial performance. Any downgrade in our credit ratings, particularly our short-term rating, would likely impact the amount of commercial paper we could issue and increase our commercial paper borrowing costs. The liquidity of the overall capital markets and the state of the economy, including the food and beverage industry, may make credit and capital markets more difficult for us to access, even though we have an established revolving credit facility. From time to time, we have relied, and also may rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions, and general corporate purposes. In particular, our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. In addition, long-term volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives, or failure of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Disruptions in the capital and credit markets could also result in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase our interest expense and capital costs and could adversely affect our results of operations and financial position.

•	Our substantial debt obligations could restrict our operations and financial condition.

As of April 30, 2015, we had approximately $6.2 billion of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our financial obligations;

•	increasing our vulnerability to adverse economic, regulatory, and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, and general corporate or other purposes; and

•	exposing us to greater interest rate risk to the extent that the interest rate on the applicable borrowings is variable.

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. If our operating cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt financing, or restructure our debt, which could harm our long-term business prospects. Our failure to comply with the terms of any existing or future indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

•	Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, and to refinance, our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations, and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require make-whole payments and compliance with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing would depend on, among other things, our financial condition at the time, restriction in the agreements governing our indebtedness, and the condition of the financial markets and the industry in which we operate. As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

•	A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. At April 30, 2015, the carrying value of goodwill and other intangible assets totaled approximately $13.0 billion, compared to total assets of approximately $16.9 billion and total shareholders’ equity of approximately $7.1 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired and this could result in a noncash charge to earnings. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. As a result of the Big Heart acquisition this year, we recognized $2.9 billion of goodwill as of April 30, 2015, based on a preliminary valuation. We also recorded $1.5 billion of indefinite-lived intangible assets based on their estimated fair values on the acquisition date. Since these assets were recently acquired and carrying value currently represents estimated fair value, they could be more susceptible to future impairment. A change to the assumptions regarding future performance of the pet food business, or a portion of it, or a change to other assumptions, could result in significant impairment losses in the future.

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

In the U.S., we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Food Safety Modernization Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, laws governing equal employment opportunity, and various other federal statutes and regulations. We are also subject to various state and local statutes and regulations. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly referred to as “Proposition 65”) requires that a specific warning appear on any product sold in the State of California that contains a substance listed by that state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, sales of those products could suffer not only in those locations but elsewhere.

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

There is significant political and scientific concern that emissions of carbon dioxide and other greenhouse gases may alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The emission of such greenhouse gases may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, peanuts, edible oils, wheat, sweeteners, corn, milk, fruit, vegetables, cocoa, poultry meal, soybean meal, meat, and meat by-products. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain.

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

The table below lists all of our manufacturing and processing facilities at April 30, 2015. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that existing capacity at these facilities is sufficient to sustain current operations and anticipated near-term growth.

We own all of the properties listed below, except as noted. (A) Additionally, our principal distribution centers in the U.S. include four that we own, nine that we lease, and three that are leased and operated by third parties with whom we have agreements. We also lease our principal distribution center in Canada. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We lease thirteen sales and administrative offices in the U.S., two in China, and one each in Canada and Mexico. Our corporate headquarters are located in Orrville, Ohio, and our Canadian headquarters are located in Markham, Ontario. We lease the principal headquarters of our newly acquired pet food business located in San Francisco, California, as well as additional administrative facilities in Pittsburgh, Pennsylvania, and Burbank, California.

U.S. Locations	Products Produced/Processed/Stored	Primary Reportable Segment

Bloomsburg, Pennsylvania	Wet dog and cat food, dry dog and cat food	U.S. Retail Pet Foods
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Chico, California	Fruit and vegetable juices and beverages	International, Foodservice, and Natural Foods
Cincinnati, Ohio	Shortening and oils	U.S. Retail Consumer Foods
Decatur, Alabama	Dry dog and cat food	U.S. Retail Pet Foods
El Paso, Texas	Canned milk	U.S. Retail Consumer Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Harahan, Louisiana	Coffee	International, Foodservice, and Natural Foods
Havre de Grace, Maryland	Fruit and vegetable juices and beverages	International, Foodservice, and Natural Foods
Lawrence, Kansas	Dry dog food	U.S. Retail Pet Foods
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Livermore, California (A)	Grain products	International, Foodservice, and Natural Foods
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Consumer Foods
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (four facilities) (A)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Ripon, Wisconsin	Fruit spreads, toppings, syrups, and condiments	U.S. Retail Consumer Foods
Scottsville, Kentucky	Frozen sandwiches and ready-to-eat waffles	U.S. Retail Consumer Foods
Seattle, Washington (A)	Nut mix products	U.S. Retail Consumer Foods
Seneca, Missouri	Canned milk	U.S. Retail Consumer Foods
Suffolk, Virginia	Coffee	International, Foodservice, and Natural Foods
Toledo, Ohio	Baking mixes, frostings, and flour	U.S. Retail Consumer Foods
Topeka, Kansas	Dry dog and cat food, dog and cat snacks	U.S. Retail Pet Foods

Canada Location	Product Produced	Primary Reportable Segment

Sherbrooke, Quebec	Canned milk	International, Foodservice, and Natural Foods

(A)	We lease our facilities in Livermore and Seattle, as well as our coffee silo facility in New Orleans.

Item 3.	Legal Proceedings.

We are a defendant in a variety of legal proceedings. While we cannot predict with certainty the ultimate results of these proceedings, we do not believe that the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

The names, ages as of June 15, 2015, and current positions of the executive officers are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office. Unless otherwise indicated, each individual has served as an executive officer for more than five years.

Name	Age	Years with Company	Position	Served as an Officer Since

Timothy P. Smucker	70	46	Chairman of the Board (A)	1973
Richard K. Smucker	67	42	Chief Executive Officer (B)	1974
Dennis J. Armstrong	60	36	Senior Vice President, Logistics and Operations Support (C)	2007
Mark R. Belgya	54	30	Senior Vice President and Chief Financial Officer (D)	1997
James A. Brown	54	30	Vice President, Customer Development (E)	2009
Vincent C. Byrd	60	38	Vice Chairman (F)	1988
John W. Denman	58	36	Vice President, Human Resources Operations (G)	2005
Barry C. Dunaway	52	28	President, International and Chief Administrative Officer (H)	2001
Tamara J. Fynan	55	26	Vice President, Marketing Services (I)	2012
Kevin G. Jackson	48	13	Vice President and General Manager, Foodservice (J)	2014
Jeannette L. Knudsen	45	12	Vice President, General Counsel and Corporate Secretary (K)	2009
David J. Lemmon	47	21	Vice President and Managing Director, Canada and International (L)	2012
John F. Mayer	58	35	Vice President, U.S. Retail Sales (M)	2004
Steven Oakland	54	32	President, Coffee and Foodservice (N)	1999
Jill R. Penrose	42	11	Vice President, Human Resources (O)	2014
Christopher P. Resweber	53	27	Senior Vice President, Corporate Communications and Public Affairs (P)	2004
Julia L. Sabin	55	31	Vice President, Industry and Government Affairs (Q)	2007
Mark T. Smucker	45	17	President and President, Consumer and Natural Foods (R)	2001
David J. West	52	—	President, Big Heart Pet Food and Snacks (S)	2015

(A)	Mr. Timothy Smucker was elected to his present position in August 2011, having served as Chairman of the Board and Co-Chief Executive Officer since February 2001.

(B)	Mr. Richard Smucker was elected to his present position in August 2011, having served as Executive Chairman, Co-Chief Executive Officer and President since August 2008.

(C)	Mr. Armstrong was elected to his present position in October 2009, having served as Vice President, Logistics and Operations Support since February 2007.

(D)	Mr. Belgya was elected to his present position in October 2009, having served as Vice President and Chief Financial Officer since October 2008.

(E)	Mr. Brown was elected to his present position in May 2014, having served as Vice President, U.S. Grocery Sales since June 2009.

(F)	Mr. Byrd was elected to his present position in April 2015, having served as President and Chief Operating Officer since May 2011. Prior to that time, he served as President, U.S. Retail Coffee since August 2008.

(G)	Mr. Denman was elected to his present position in June 2014, having served as Vice President, Controller and Chief Accounting Officer since November 2012. Prior to that time, he served as Vice President and Controller since August 2005.

(H)	Mr. Dunaway was elected to his present position in April 2015, having served as Senior Vice President and Chief Administrative Officer since May 2011. Prior to that time, he served as Senior Vice President, Corporate and Organizational Development since August 2008.

(I)	Ms. Fynan was elected to her present position in May 2012, having served as Vice President, Advertising and Creative Services since November 2009.

(J)	Mr. Jackson was elected to his present position in May 2014, having served as Vice President, U.S. Retail Coffee, Marketing since December 2008.

(K)	Ms. Knudsen was elected to her present position in August 2010, having served as Vice President, Deputy General Counsel and Corporate Secretary since April 2010, and as Corporate Secretary since April 2009.

(L)	Mr. Lemmon was elected to his present position in April 2015, having served as Vice President and Managing Director, Canada since May 2012. Prior to that time, he served as Managing Director, Canada since May 2007.

(M)	Mr. Mayer was elected to his present position in June 2009, having served as Vice President, Customer Development since August 2004.

(N)	Mr. Oakland was elected to his present position in April 2015, having served as President, International, Foodservice, and Natural Foods since May 2011. Prior to that time, he served as President, U.S. Retail – Smucker’s, Jif and Hungry Jack since August 2008.

(O)	Ms. Penrose was elected to her present position in June 2014, having served as Vice President, Strategy and Organization Development since April 2010. Prior to that time, she served as Director, Corporate Strategy and Organization Development since March 2009.

(P)	Mr. Resweber was elected to his present position in May 2012, having served as Vice President, Marketing Communications since July 2009.

(Q)	Ms. Sabin was elected to her present position in June 2012, having served as Vice President and General Manager, Smucker Natural Foods, Inc. since February 2009.

(R)	Mr. Mark Smucker was elected to his present position in April 2015, having served as President, U.S. Retail Coffee since May 2011. Prior to that time, he served as President, Special Markets since August 2008.

(S)	Mr. West was elected to his present position in March 2015, having served as President and Chief Executive Officer of Big Heart Pet Brands since February 2014. Prior to that time, he served as President and Chief Executive Officer of Del Monte Foods since May 2011, and President and Chief Executive Officer of The Hershey Company since December 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The information pertaining to the market for our common shares and other related shareholder information is incorporated herein by reference to the information set forth in our 2015 Annual Report to Shareholders under the caption “Stock Price Data” on page 26 and the caption “Comparison of Five-Year Cumulative Total Shareholder Return” on page 27.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2015 - February 28, 2015	474	$103.19	—	10,004,661
March 1, 2015 - March 31, 2015	705	113.99	—	10,004,661
April 1, 2015 - April 30, 2015	—	—	—	10,004,661

Total	1,179	$109.65	—	10,004,661

Information set forth in the table above represents the activity in our fourth fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)	As of April 30, 2015, there were 10,004,661 common shares available for future repurchase. From May 1, 2015 through June 24, 2015, no additional common shares were repurchased.

Item 6.	Selected Financial Data.

Five-year summaries of our selected financial data and discussions of items which materially affect the comparability of the selected financial data are incorporated herein by reference to the information set forth in our 2015 Annual Report to Shareholders under the following captions and page numbers: “Five-Year Summary of Selected Financial Data” on page 25, “Management’s Discussion and Analysis” on pages 28 through 42, “Note 1: Accounting Policies” on pages 52 through 55, “Note 2: Acquisitions” on pages 56 through 58, and “Note 13: Restructuring” on pages 79 and 80.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources, and critical accounting estimates and policies, is incorporated herein by reference to the information set forth in our 2015 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis,” on pages 28 through 42.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are incorporated herein by reference to the information set forth in our 2015 Annual Report to Shareholders under the caption “Derivative Financial Instruments and Market Risk” on pages 40 and 41.

Item 8.	Financial Statements and Supplementary Data.

Consolidated financial statements at April 30, 2015 and 2014, and for each of the years in the three-year period ended April 30, 2015, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are incorporated herein by reference to the information set forth in our 2015 Annual Report to Shareholders under the caption “Summary of Quarterly Results of Operations” on page 26 and beginning with “Report of Management on Internal Control Over Financial Reporting” on page 43 through “Note 16: Common Shares” on pages 89 and 90.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2015 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

On March 23, 2015, we acquired Big Heart Pet Brands (“Big Heart”) (see “Note 2: Acquisitions” on pages 56 through 58 in our 2015 Annual Report to Shareholders). As permitted by the Securities Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Big Heart from its evaluation of internal control over financial reporting as of April 30, 2015. Big Heart constituted $7.8 billion of our consolidated total assets as of April 30, 2015. For the year then ended, Big Heart net sales and operating loss were $244.5 million and $26.0 million, respectively. As part of the purchase price allocation process, procedures were performed to validate the assets acquired and liabilities assumed, including existence testing and a preliminary valuation of the tangible and intangible assets acquired. Big Heart will be included in management’s evaluation of internal control over financial reporting as of April 30, 2016.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are set forth in our 2015 Annual Report to Shareholders under the heading “Report of Management on Internal Control Over Financial Reporting” on page 43 and under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 44, which reports are incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2015. Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

The Board of Directors has adopted a Code of Business Conduct and Ethics, last revised February 2015, which applies to our directors, principal executive officer, and principal financial and accounting officer. The Board of Directors has adopted charters for each of the Audit, Executive Compensation, and Nominating and Corporate Governance committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on our website (jmsmucker.com/investor-relations).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2015.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2015.

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

See the Index of Exhibits beginning on page 25 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2015	The J. M. Smucker Company

/s/ Mark R. Belgya
	By:	Mark R. Belgya
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Richard K. Smucker	Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2015

/s/ Mark R. Belgya
Mark R. Belgya	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 25, 2015

*
Timothy P. Smucker	Chairman of the Board	June 25, 2015

*
Vincent C. Byrd	Director	June 25, 2015

*
Kathryn W. Dindo	Director	June 25, 2015

*
Paul J. Dolan	Director	June 25, 2015

*
Robert B. Heisler, Jr.	Director	June 25, 2015

*
Nancy Lopez Knight	Director	June 25, 2015

*
Elizabeth Valk Long	Director	June 25, 2015

*
Gary A. Oatey	Director	June 25, 2015

*
Sandra Pianalto	Director	June 25, 2015

*
Alex Shumate	Director	June 25, 2015

*
Mark T. Smucker	Director	June 25, 2015

*
David J. West	Director	June 25, 2015

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 25, 2015		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen
Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 3, 2015, by and among Blue Acquisition Group, Inc., the Company, SPF Holdings I, Inc., SPF Holdings II, LLC and, for the limited purposes set forth therein, Blue Holdings I, L.P., incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 4, 2015.

2.2	Purchase Agreement dated as of October 9, 2013, among Del Monte Corporation, Del Monte Foods Consumer Products, Inc. and, for the limited purposes set forth therein, Del Monte Pacific Limited, incorporated herein by reference to Del Monte Corporation Quarterly Report on Form 10-Q dated December 9, 2013 (Commission File No. 333-107830-05).

3.1	Amended Articles of Incorporation of The J. M. Smucker Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

3.2	Amended Regulations of The J. M. Smucker Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.

4.1	Rights Agreement, dated as of May 20, 2009, by and between the Company and Computershare Trust Company, N.A., incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed on May 21, 2009.

4.2	Amendment No. 1, dated as of February 3, 2015, to the Rights Agreement, dated as of May 20, 2009, between the Company and Computershare Trust Company, N.A. as rights agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 4, 2015.

4.3	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 18, 2011.

4.4	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the guarantors party thereto, and U.S. Bank National Association, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 18, 2011.

4.5	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among KeyBank National Association and Bank of Montreal, as administrative agents, and the other parties identified therein, incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed on October 13, 2011.

4.6	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 23, 2015.

4.7	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 23, 2015.

4.8	Registration Rights Agreement, dated as of March 20, 2015, by and among the Company, the initial guarantors set forth therein, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 23, 2015.

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	1987 Stock Option Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994.*

10.2	Nonemployee Director Stock Plan dated January 1, 1997, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997.*

10.3	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2013, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014.*

10.4	Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of December 31, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.5	Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of December 31, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.6	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of April 25, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.*

10.7	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of April 25, 2011, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 25, 2011.*

10.8	The J. M. Smucker Company Voluntary Deferred Compensation Plan, amended and restated as of December 1, 2012, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013.*

10.9	Amended and Restated Nonemployee Director Stock Option Plan, effective August 19, 2005, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 24, 2005.*

10.10	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 21, 2006.*

10.11	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 20, 2010.*

10.12	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.*

10.13	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 28, 2010.*

10.14	Form of Restricted Stock Agreement, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.*

10.15	Omnibus Amendment to Restricted Stock Agreements for Folgers Employees, dated as of November 4, 2010, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.*

10.16	Form of Restricted Stock Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2012.*

INDEX OF EXHIBITS

Exhibit No.	Description

10.17	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 20, 2012.*

10.18	Form of Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.*

10.19	Form of Deferred Stock Units Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.*

10.20	Form of Special One-Time Grant of Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.*

10.21	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007), incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.*

10.22	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014), incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013.*

10.23	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, restated effective as of May 1, 2015.*

10.24	The J. M. Smucker Company Restoration Plan, amended and restated effective as of January 1, 2013.*

10.25	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015.*

10.26	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (one-year vesting), incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 23, 2015.*

10.27	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (three-year vesting), incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 23, 2015.*

10.28	Form of Nonstatutory Stock Option Agreement between the Company and David J. West, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 23, 2015.*

10.29	Form of Change in Control Severance Agreement between the Company and the Executive party thereto, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 23, 2015.*

10.30	Employment Agreement, effective as of March 23, 2015, between the Company and David J. West.*

10.31	Amendment to Employment Agreement, dated as of April 9, 2015, between the Company and David J. West.*

INDEX OF EXHIBITS

Exhibit No.	Description

10.32	The J. M. Smucker Company 1998 Equity and Performance Incentive Plan (as amended and restated effective as of June 6, 2005), incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 9, 2005.*

10.33	Del Monte Corporation Annual Incentive Plan, adopted September 8, 2011, incorporated herein by reference to Del Monte Corporation Current Report on Form 8-K dated September 13, 2011 (Commission File No. 333-107830-05).*

10.34	Del Monte Corporation Supplemental Executive Retirement Plan (Fourth Restatement), amended and restated effective January 1, 2009, incorporated herein by reference to Del Monte Foods Company Quarterly Report on Form 10-Q dated March 4, 2009 (Commission File No. 001-14335).*

10.35	Del Monte Corporation Additional Benefits Plan, amended and restated effective January 1, 2009, incorporated herein by reference to Del Monte Foods Company Quarterly Report on Form 10-Q dated March 4, 2009 (Commission File No. 001-14335).*

10.36	Del Monte Executive Severance Plan, amended July 23, 2009, incorporated herein by reference to Del Monte Foods Company Quarterly Report on Form 10-Q dated September 9, 2009 (Commission File No. 001-14335).*

10.37	Amendment Number One to the Del Monte Corporation Executive Severance Plan, dated November 24, 2010, incorporated herein by reference to Del Monte Foods Company Quarterly Report on Form 10-Q dated March 4, 2011 (Commission File No. 001-14335).*

10.38	Del Monte Executive Perquisite Plan, amended and restated effective July 1, 2008, incorporated herein by reference to Del Monte Foods Company Annual Report on Form 10-K dated June 25, 2008 (Commission File No. 001-14335).*

10.39	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.40	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Quarterly Report on Form 10-Q for the quarter ended December 1, 2001 (Commission File No. 001-6699).

10.41	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Annual Report on Form 10-K for the year ended March 1, 2003 (Commission File No. 001-6699).

10.42	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation, incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated November 13, 2001 (Commission File No. 001-6699).

10.43	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc., incorporated herein by reference to International Multifoods Corporation Current Report on Form 8-K dated January 27, 2003 (Commission File No. 001-6699).

10.44	Note Purchase Agreement, dated as of May 27, 2004, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

INDEX OF EXHIBITS

Exhibit No.	Description

10.45	First Amendment, dated May 31, 2007, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

10.46	Second Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.47	Third Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.48	Fourth Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of May 27, 2004, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

10.49	Note Purchase Agreement, dated as of May 31, 2007, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

10.50	First Amendment, dated October 23, 2008, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.51	Second Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.52	Third Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of May 31, 2007, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

10.53	Note Purchase Agreement, dated as of October 23, 2008, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.54	First Amendment, dated November 6, 2008, to Note Purchase Agreement, dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.55	Second Amendment, dated June 11, 2010, to Note Purchase Agreement, dated as of October 23, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

10.56	Note Purchase Agreement, dated as of June 15, 2010, by and among the Company and each of the Purchasers signatory thereto, incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed on June 17, 2010.

10.57	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of May 27, 2004, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the

INDEX OF EXHIBITS

Exhibit No.	Description

quarter ended October 31, 2008.

10.58	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of May 31, 2007, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.59	Guaranty Agreement, dated November 6, 2008, by The Folgers Coffee Company in favor of the Noteholders defined therein, relating to the guaranty of the obligations of the Company under or in respect of the Note Purchase Agreement, dated as of October 23, 2008, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.60	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and the Company, dated November 6, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.61	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

10.62	Third Amended and Restated Credit Agreement, dated as of September 6, 2013, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders and guarantors party thereto, and Bank of Montreal, as administrative agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 10, 2013.

10.63	Amendment No. 1, dated as of February 23, 2015, to the Third Amended and Restated Credit Agreement dated as of September 6, 2013, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders and guarantors party thereto, and Bank of Montreal, as administrative agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 24, 2015.

10.64	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.

10.65	Shareholders Agreement, dated as of February 3, 2015, by and among The J. M. Smucker Company, Blue Holdings I, L.P., Kohlberg Kravis Roberts & Co. L.P., Vestar Capital Partners, Centerview Capital Management LLC, AlpInvest Partners US Holdings, LLC, and the shareholders named therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 4, 2015.

10.66	Term Loan Credit Agreement, dated as of March 2, 2015, among the Company, as borrower, the lenders and guarantors party thereto, and Bank of America, N.A., as administrative agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 3, 2015.

10.67	Bridge Term Loan Credit Agreement, dated as of March 2, 2015, among the Company, as borrower, the lenders and guarantors party thereto, and Bank of America, N.A., as administrative agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 3, 2015.

INDEX OF EXHIBITS

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

13	Excerpts from our 2015 Annual Report to Shareholders. Such Annual Report, except those portions thereof that are expressly incorporated herein by reference, is furnished for the information of the Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or arrangement.

THE J. M. SMUCKER COMPANY

ANNUAL REPORT ON FORM 10-K

INDEX TO FINANCIAL STATEMENTS

Annual Report to Shareholders
Data incorporated by reference to the 2015 Annual Report to Shareholders of The J. M. Smucker Company:

Report of Management on Internal Control Over Financial Reporting	43
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	44
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	45
Consolidated Balance Sheets at April 30, 2015 and 2014	48 - 49
For the years ended April 30, 2015, 2014, and 2013:
Statements of Consolidated Income	47
Statements of Consolidated Comprehensive Income	47
Statements of Consolidated Cash Flows	50
Statements of Consolidated Shareholders’ Equity	51
Notes to Consolidated Financial Statements	52 - 90

Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or the notes thereto.

F-1