Form 10-Q
period 2015-07-31
J M SMUCKER Co
filed 2015-09-02
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

The Company had 119,665,073 common shares outstanding on August 28, 2015.

The Exhibit Index is located at Page No. 39.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2015	2014
Net sales	$1,952.0	$1,323.8
Cost of products sold	1,223.3	845.1

Gross Profit	728.7	478.7
Selling, distribution, and administrative expenses	387.6	253.4
Amortization	53.0	24.9
Other special project costs (A)	22.9	8.6
Other operating (income) expense – net	(1.9)	0.2

Operating Income	267.1	191.6
Interest expense – net	(44.4)	(17.4)
Other income - net	0.1	1.3

Income Before Income Taxes	222.8	175.5
Income taxes	86.4	59.5

Net Income	$136.4	$116.0

Earnings per common share:
Net Income	$1.14	$1.14
Net Income - Assuming Dilution	$1.14	$1.14

Dividends Declared per Common Share	$0.67	$0.64

(A)	Other special project costs includes restructuring and merger and integration costs. For more information on businesses acquired, see Note 3: Acquisitions.

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2015	2014
Net income	$136.4	$116.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	(25.5)	(2.8)
Cash flow hedging derivative activity, net of tax	0.1	(4.3)
Pension and other postretirement benefit plans activity, net of tax	4.5	1.4
Available-for-sale securities activity, net of tax	(0.2)	0.4

Total Other Comprehensive Loss	(21.1)	(5.3)

Comprehensive Income	$115.3	$110.7

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions	July 31, 2015	April 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$133.6	$125.6
Trade receivables, less allowance for doubtful accounts	507.9	430.1
Inventories:
Finished products	778.0	815.0
Raw materials	372.8	348.6

	1,150.8	1,163.6
Other current assets	233.2	340.9

Total Current Assets	2,025.5	2,060.2

Property, Plant, and Equipment
Land and land improvements	113.6	113.7
Buildings and fixtures	701.1	666.3
Machinery and equipment	1,811.0	1,783.8
Construction in progress	100.7	135.3

	2,726.4	2,699.1
Accumulated depreciation	(1,069.6)	(1,020.8)

Total Property, Plant, and Equipment	1,656.8	1,678.3

Other Noncurrent Assets
Goodwill	6,001.4	6,011.6
Other intangible assets – net	6,891.7	6,950.3
Other noncurrent assets	183.0	182.2

Total Other Noncurrent Assets	13,076.1	13,144.1

Total Assets	$16,758.4	$16,882.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$347.1	$402.8
Accrued trade marketing and merchandising	113.5	104.9
Short-term borrowings	302.6	226.0
Other current liabilities	295.9	288.9

Total Current Liabilities	1,059.1	1,022.6

Noncurrent Liabilities
Long-term debt	5,694.7	5,944.9
Deferred income taxes	2,522.2	2,473.3
Other noncurrent liabilities	352.4	354.9

Total Noncurrent Liabilities	8,569.3	8,773.1

Total Liabilities	9,628.4	9,795.7

Shareholders’ Equity
Common shares	29.9	29.9
Additional capital	6,017.0	6,007.7
Retained income	1,214.0	1,159.2
Amount due from ESOP Trust	—	(0.1)
Accumulated other comprehensive loss	(130.9)	(109.8)

Total Shareholders’ Equity	7,130.0	7,086.9

Total Liabilities and Shareholders’ Equity	$16,758.4	$16,882.6

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
(Dollars in millions)	2015	2014
Operating Activities
Net income	$136.4	$116.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55.7	38.3
Amortization	53.0	24.9
Other noncash adjustments	(3.5)	(0.1)
Share-based compensation expense	7.7	6.9
Loss on disposal of assets – net	1.3	0.5
Defined benefit pension contributions	(0.9)	(1.3)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(80.8)	(83.0)
Inventories	8.4	(153.3)
Other current assets	13.5	27.1
Accounts payable	(37.8)	(9.8)
Accrued liabilities	21.1	(14.3)
Income and other taxes	126.0	45.6
Other – net	5.0	(5.6)

Net Cash Provided by (Used for) Operating Activities	305.1	(8.1)

Investing Activities
Business acquired, net of cash acquired	7.9	—
Additions to property, plant, and equipment	(53.0)	(49.0)
Proceeds from disposal of property, plant, and equipment	—	1.2
Other – net	7.0	(4.3)

Net Cash Used for Investing Activities	(38.1)	(52.1)

Financing Activities
Short-term borrowings – net	76.6	221.6
Repayments of long-term debt	(250.0)	(100.0)
Quarterly dividends paid	(76.4)	(58.9)
Purchase of treasury shares	(6.9)	(10.6)
Other – net	2.4	7.8

Net Cash (Used for) Provided by Financing Activities	(254.3)	59.9
Effect of exchange rate changes on cash	(4.7)	(3.8)

Net increase (decrease) in cash and cash equivalents	8.0	(4.1)
Cash and cash equivalents at beginning of period	125.6	153.5

Cash and Cash Equivalents at End of Period	$133.6	$149.4

( )	Denotes use of cash

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

Operating results for the three-month period ended July 31, 2015, are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2015.

Note 2: Recently Issued Accounting Standards

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820) Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 requires that investments measured using the net asset value (“NAV”) per share, or its equivalent practical expedient, be disclosed as a reconciling item between the balance sheet amounts and the amounts reported in the fair value hierarchy. Although ASU 2015-07 is not effective for us until May 1, 2016, we have elected early adoption and will present impacted investments as of April 30, 2016, in accordance with ASU 2015-07. We will change our presentation of Level 3 assets valued using NAV in the pensions and other postretirement benefits disclosure as required. ASU 2015-07 will be applied retrospectively to all periods presented.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt. ASU 2015-03 is effective for us on May 1, 2016, but we have elected early adoption. As of April 30, 2015, we reclassified debt issuance costs associated with our long-term debt from other noncurrent assets to long-term debt to conform to ASU 2015-03. For additional information, see Note 6: Debt and Financing Information.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Under the original issuance, the standard would have been effective for us on May 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date which extends the standard effective date by one year. As a result of this issuance, the standard will be effective for us on May 1, 2018, with the option to early adopt at the original effective date. We are currently evaluating the impact the application of ASU 2014-09 will have on our financial statements and disclosures.

Note 3: Acquisitions

On March 23, 2015, we completed the acquisition of Big Heart Pet Brands (“Big Heart”), a leading producer, distributor, and marketer of premium-quality, branded pet food and pet snacks in the U.S., through the acquisition of Blue Acquisition Group, Inc. (“BAG”), Big Heart’s parent company. As a result of the acquisition, the assets and liabilities of BAG are now held by a direct wholly-owned subsidiary of the Company.

The total consideration paid in connection with the acquisition was $5.9 billion, as set forth below, which included the issuance of 17.9 million of our common shares to BAG’s shareholders, valued at $2.0 billion based on the average stock price of our common shares on March 23, 2015. After the closing of the transaction, we had approximately 120.0 million common shares outstanding. We assumed $2.6 billion in debt, including Big Heart’s senior secured term loan and senior notes, and we paid an additional $1.2 billion in cash, net of a working capital adjustment. As part of the transaction, new debt of $5.4 billion was borrowed, consisting of a $1.8 billion bank term loan and $3.7 billion in Senior Notes, and Big Heart’s debt obligations and our existing private placement Senior Notes were paid off.

Shares issued	$2,035.5
Assumed debt from Big Heart	2,630.2
Cash consideration, net of cash acquired	1,232.1

Total purchase price	$5,897.8

The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of Big Heart’s operations, including $561.3 in revenue and operating income of $64.3, are included in our consolidated financial statements as of July 31, 2015.

Total one-time costs related to the acquisition are expected to be approximately $225.0, of which approximately $150.0 are expected to be cash charges. The one-time costs consist primarily of employee-related costs, outside service and consulting costs, and other costs directly related to the acquisition. These one-time costs are anticipated to be incurred primarily over the next three years, with one-half of the costs expected to be recognized in 2016. We incurred costs of $24.8 in the first quarter of 2016, resulting in total costs of $60.8 from the date of acquisition, that were directly related to the merger and integration of Big Heart. The majority of these charges were reported in other special project costs in the Condensed Statement of Consolidated Income. Due to the nature of these costs, they were expensed as incurred.

The Big Heart purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as such, the excess was allocated to goodwill.

Changes to these preliminary fair values have been retrospectively applied to the Condensed Consolidated Balance Sheet as of April 30, 2015, and certain fair values have been subsequently adjusted. These adjustments include a net adjustment to goodwill of $1.8, which resulted from a favorable working capital adjustment and a change in the estimated fair value of an equity method investment. The valuation for the equity method investment was not complete at April 30, 2015, and was finalized during the first quarter of 2016. The following table summarizes the preliminary fair values at July 31, 2015, of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Trade receivables	$142.0
Inventories	254.5
Other current assets	208.2
Property, plant, and equipment	324.0
Intangible assets	4,009.8
Goodwill	2,873.0
Other noncurrent assets	28.3

Total assets acquired	$7,839.8

Liabilities assumed:
Current liabilities	$393.2
Deferred tax liabilities	1,464.0
Other noncurrent liabilities	84.8

Total liabilities assumed	$1,942.0

Net assets acquired	$5,897.8

As a result of the acquisition, we recognized a total of $2.9 billion of goodwill, of which $87.5 is remaining as deductible for tax purposes at July 31, 2015. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities across our segments. The final allocation of goodwill to our reporting units was not complete as of July 31, 2015, but will be complete by the end of 2016. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant, and equipment, contingent liabilities, and income taxes, are not yet finalized. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values of the assets and liabilities assumed at the date of acquisition during the measurement period as defined under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations.

The purchase price was preliminarily allocated to the identifiable intangible assets acquired as follows:

Intangible assets with finite lives:
Customer relationships (25-year useful life)	$2,289.8
Trademarks (15-year useful life)	257.0
Intangible assets with indefinite lives:
Trademarks	1,463.0

Total intangible assets	$4,009.8

Big Heart’s results of operations are included in our consolidated financial statements from the date of the transaction. Had the transaction occurred on May 1, 2013, unaudited pro forma consolidated results for the quarter ended July 31, 2014, would have been as follows:

Three Months Ended July 31, 2014
Net sales	$1,853.5
Net income	122.4
Net income per common share - assuming dilution	1.02

The unaudited pro forma consolidated results are based on our historical financial statements and those of Big Heart, and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at May 1, 2013. The most significant pro forma adjustments relate to amortization of intangible assets, higher interest expense associated with the bank term loan and long-term notes, and the impact of additional common shares issued as a result of the acquisition. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

In addition to the Big Heart acquisition, on September 2, 2014, we completed the acquisition of Sahale Snacks, Inc. (“Sahale”), a privately-held manufacturer and marketer of premium, branded nut and fruit snacks for $80.5 in cash, net of a working capital adjustment. As a result, Sahale became a wholly-owned subsidiary of the Company. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocation included total intangible assets of $30.4. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as a result, the excess was allocated to goodwill. Preliminary valuations resulted in Sahale goodwill of $47.9, and the entire amount was assigned to the U.S. Retail Consumer Foods segment. Sahale goodwill is preliminary as of July 31, 2015, pending the finalization of our tax basis. The results of operations of Sahale are included in the consolidated financial statements from the date of the transaction and did not have a material impact on the quarter ended July 31, 2015.

Note 4: Reportable Segments

We operate in one industry: the manufacturing and marketing of food products. Effective May 1, 2015, our reportable segments were modified to align with the way performance is currently evaluated by our segment management and chief operating decision maker, our Chief Executive Officer, and the way in which we currently report information internally. We now have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and U.S. Retail Pet Foods. Within our segment results, we also present International and Foodservice, which is a combination of the strategic business areas not included in the U.S. retail market segments. The U.S. Retail Consumer Foods segment is a combination of the former U.S. Retail Consumer Foods segment and the Natural Foods strategic business area, previously included in the former International, Foodservice, and Natural Foods segment. Prior year segment results have been modified to reflect the realignment of our segments.

The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers® and Dunkin’ Donuts® branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Jif®, Smucker’s®, Pillsbury®, and Crisco® branded products; and the U.S. Retail Pet Foods segment primarily includes domestic sales of Meow Mix®, Milk-Bone®, Kibbles ’n Bits®, Natural Balance®, 9Lives®, Pup-Peroni®, Gravy Train®, and Nature’s Recipe® branded products. International and Foodservice is comprised of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).

Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain operating expenses such as corporate administrative expenses and unallocated gains and losses on commodity and foreign currency exchange derivative activities. Commodity and foreign currency exchange derivative gains and losses are reported in unallocated derivative gains and losses outside of segment operating results until the related inventory is sold. At that time, we reclassify the hedge gains and losses from unallocated derivative gains and losses to segment profit, allowing our segments to realize the economic effect of the hedge without experiencing any mark-to-market volatility. We would expect that any gain or loss in the estimated fair value of the derivatives would generally be offset by a change in the estimated fair value of the underlying exposures.

	Three Months Ended
	July 31,
	2015	2014
Net sales:
U.S. Retail Coffee	$565.0	$502.7
U.S. Retail Consumer Foods	582.2	582.4
U.S. Retail Pet Foods	549.9	—
International and Foodservice	254.9	238.7

Total net sales	$1,952.0	$1,323.8

Segment profit:
U.S. Retail Coffee	$155.1	$137.6
U.S. Retail Consumer Foods	117.5	118.1
U.S. Retail Pet Foods	90.0	—
International and Foodservice	30.5	30.5

Total segment profit	$393.1	$286.2

Interest expense – net	(44.4)	(17.4)
Unallocated derivative losses	(10.0)	(21.4)
Cost of products sold – special project costs	(3.1)	(0.4)
Other special project costs	(22.9)	(8.6)
Corporate administrative expenses	(90.0)	(64.2)
Other income - net	0.1	1.3

Income before income taxes	$222.8	$175.5

Note 5: Earnings per Share

The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended July 31,
	2015	2014
Net income	$136.4	$116.0
Net income allocated to participating securities	0.6	0.8

Net income allocated to common stockholders	$135.8	$115.2

Weighted-average common shares outstanding	119,089,757	101,028,622
Dilutive effect of stock options	13,205	8,471

Weighted-average common shares outstanding – assuming dilution	119,102,962	101,037,093

Net income per common share	$1.14	$1.14

Net income per common share – assuming dilution	$1.14	$1.14

Note 6: Debt and Financing Arrangements

Long-term debt consists of the following:

	July 31, 2015		April 30, 2015
	Principal	Carrying	Principal	Carrying
	Outstanding	Amount (A)	Outstanding	Amount (A)
1.75% Senior Notes due March 15, 2018	$500.0	$497.2	$500.0	$496.9
2.50% Senior Notes due March 15, 2020	500.0	494.6	500.0	494.3
3.50% Senior Notes due October 15, 2021	750.0	794.3	750.0	796.0
3.00% Senior Notes due March 15, 2022	400.0	395.4	400.0	395.3
3.50% Senior Notes due March 15, 2025	1,000.0	992.1	1,000.0	991.9
4.25% Senior Notes due March 15, 2035	650.0	641.9	650.0	641.8
4.38% Senior Notes due March 15, 2045	600.0	584.0	600.0	583.8
Term Loan Credit Agreement due March 23, 2020	1,300.0	1,295.2	1,550.0	1,544.9

Total long-term debt	$5,700.0	$5,694.7	$5,950.0	$5,944.9

(A)	Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of interest rate swaps, offering discounts, and capitalized debt issuance costs.

In March 2015, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.8 billion. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The weighted-average interest rate on the Term Loan at July 31, 2015, was 1.51 percent. The Term Loan requires quarterly amortization payments of 2.5 percent of the original principal amount starting in the third quarter of 2016. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required quarterly minimum payment obligations in direct order of maturity. As of July 31, 2015, we have prepaid $450.0 on the Term Loan, including $250.0 in the first quarter of 2016, and therefore no additional payments are required until July 31, 2018.

Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the Big Heart acquisition, and prepay our privately placed Senior Notes.

All of our Senior Notes outstanding at July 31, 2015, are unsecured and interest is paid semiannually. There are no required scheduled principal payments on our Senior Notes. We may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.

During 2015, we entered into a series of forward-starting interest rate swaps that were designated as cash flow hedges. In conjunction with the pricing of the series of Senior Notes, we terminated the interest rate swaps prior to maturity, resulting in a net loss of $4.0, which will be amortized over the life of the remaining debt. During 2014, we entered into an interest rate swap designated as a fair value hedge of the underlying debt obligation. In 2015, we terminated the interest rate swap agreement and we received $58.1 in cash. At July 31, 2015, the remaining benefit of $49.4 was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. For additional information, see Note 8: Derivative Financial Instruments.

We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. At July 31, 2015, we did not have a balance outstanding under the revolving credit facility.

During the second quarter of 2015, we entered into a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2015, we had $302.6 of short-term borrowings outstanding, virtually all of which were issued under our commercial paper program at a weighted-average interest rate of 0.45 percent.

Interest paid totaled $7.2 and $24.7 for the three months ended July 31, 2015 and 2014, respectively. This differs from interest expense due to the timing of payments, amortization of fair value swap adjustments, effect of the interest rate swap, amortization of debt issuance costs, and capitalized interest.

Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.

Note 7: Pensions and Other Postretirement Benefits

The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Service cost	$4.7	$2.0	$0.6	$0.6
Interest cost	7.0	5.7	0.7	0.6
Expected return on plan assets	(8.4)	(6.3)	—	—
Recognized net actuarial loss	2.7	2.5	—	—
Prior service cost (credit)	0.2	0.2	(0.3)	(0.3)
Curtailment	(3.7)	—	—	—

Net periodic benefit cost	$2.5	$4.1	$1.0	$0.9

Note 8: Derivative Financial Instruments

We are exposed to market risks, such as changes in commodity prices, foreign currency exchange rates, and interest rates. To manage the volatility related to these exposures, we enter into various derivative transactions. We have policies in place that define acceptable instrument types we may enter into and establish controls to limit our market risk exposure.

Commodity Price Management: We enter into commodity futures and options contracts to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, edible oils, corn, soybean meal, wheat, and milk. We also enter into commodity futures and options contracts to manage price risk for energy input costs, including natural gas and diesel fuel. The derivative instruments generally have maturities of less than one year.

We do not qualify commodity derivatives for hedge accounting treatment and as a result the derivative gains and losses are immediately recognized in earnings. Although we do not perform the assessments required to achieve hedge accounting for derivative positions, we believe all of our commodity derivatives are economic hedges of our risk exposure.

The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument. Thus, we would expect that any gain or loss in the estimated fair value of the derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.

Foreign Currency Exchange Rate Hedging: We utilize foreign currency forwards and options contracts to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment.

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

During 2015, we entered into a series of forward-starting interest rate swaps to hedge a portion of the interest rate risk related to our anticipated issuance of Senior Notes. The notional hedged amount was $1.1 billion, with expected maturity tenors of 10, 20, and 30 years. The swap agreements were designated as cash flow hedges, where changes in fair value are recorded in other comprehensive (loss) income. In March 2015, in conjunction with the pricing of the Senior Notes, we terminated the interest rate swaps prior to maturity. The termination resulted in a net loss of $4.0, which will be amortized over the life of the remaining debt as an increase to interest expense and approximately $0.2 per year will be recognized beginning in 2026 through 2045. For additional information, see Note 6: Debt and Financing Arrangements.

During 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. We received cash flows from the counterparty at a fixed rate and paid the counterparty variable rates based on LIBOR. In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes prior to maturity. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The remaining benefit was deferred and will be recognized over the remaining life of the underlying debt as a reduction of future interest expense. We recognized $2.2 in 2015 and an additional $1.8 through July 31, 2015. The remaining will be recognized as follows: $5.6 in 2016, $7.6 in 2017, $7.8 in 2018, $8.0 in 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022. For additional information, see Note 6: Debt and Financing Arrangements.

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2015
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$6.1	$25.5	$0.5	$4.0
Foreign currency exchange contracts	8.1	—	—	—

Total derivative instruments	$14.2	$25.5	$0.5	$4.0

	April 30, 2015
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$6.4	$23.9	$0.2	$3.8
Foreign currency exchange contracts	4.8	1.0	—	—

Total derivative instruments	$11.2	$24.9	$0.2	$3.8

We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At July 31, 2015 and April 30, 2015, we maintained cash margin account balances of $31.2 and $38.2, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

The following table presents information on pre-tax commodity contract net gains and losses recognized on derivatives designated as cash flow hedges prior to May 1, 2014, and pre-tax losses related to the termination of prior interest rate swaps.

	Three Months Ended July 31,
	2015	2014
Gains reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	$—	$7.0
Losses reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(0.1)	(0.1)

Change in accumulated other comprehensive loss	$0.1	$(6.9)

Included as a component of accumulated other comprehensive loss at July 31, 2015 and April 30, 2015, were deferred pre-tax losses of $8.0 and $8.2, respectively, related to the termination of interest rate swaps. The related tax benefit recognized in accumulated other comprehensive loss was $2.9 at July 31, 2015 and April 30, 2015. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended July 31,
	2015	2014
Losses on commodity contracts	(19.0)	$(21.1)
Gains (losses) on foreign currency exchange contracts	8.3	(0.6)

Total losses recognized in cost of products sold	$(10.7)	$(21.7)

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

	Three Months Ended July 31,
	2015	2014
Net losses on mark-to-market valuation of unallocated derivative positions	$(10.7)	$(21.7)
Net losses on derivative positions reclassified to segment operating profit	0.7	0.3

Unallocated derivative losses	$(10.0)	$(21.4)

The net cumulative unallocated derivative losses at July 31, 2015, were $30.5, including net realized losses of $26.4.

The following table presents the gross contract notional value of outstanding derivative contracts.

	July 31, 2015	April 30, 2015
Commodity contracts	$578.9	$640.6
Foreign currency exchange contracts	104.5	136.4

Note 9: Other Financial Instruments and Fair Value Measurements

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

The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2015		April 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$47.9	$47.9	$48.4	$48.4
Derivative financial instruments – net	(14.8)	(14.8)	(17.3)	(17.3)
Long-term debt	(5,694.7)	(5,598.5)	(5,944.9)	(6,011.3)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2015
Other investments: (A)
Equity mutual funds	$9.6	$—	$—	$9.6
Municipal obligations	—	37.3	—	37.3
Money market funds	1.0	—	—	1.0
Derivative financial instruments: (B)
Commodity contracts – net	(10.9)	(12.0)	—	(22.9)
Foreign currency exchange contracts – net	1.1	7.0	—	8.1
Long-term debt (C)	(4,296.4)	(1,302.1)	—	(5,598.5)

Total financial instruments measured at fair value	$(4,295.6)	$(1,269.8)	$—	$(5,565.4)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2015
Other investments: (A)
Equity mutual funds	$9.7	$—	$—	$9.7
Municipal obligations	—	37.9	—	37.9
Money market funds	0.8	—	—	0.8
Derivative financial instruments: (B)
Commodity contracts – net	(12.4)	(8.7)	—	(21.1)
Foreign currency exchange contracts – net	(0.2)	4.0	—	3.8
Long-term debt (C)	(4,459.0)	(1,552.3)	—	(6,011.3)

Total financial instruments measured at fair value	$(4,461.1)	$(1,519.1)	$—	$(5,980.2)

(A)	Other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs which are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2015, our municipal obligations are scheduled to mature as follows: $0.7 in 2016, $1.3 in 2017, $1.1 in 2018, $2.9 in 2019, and the remaining $31.3 in 2020 and beyond.
(B)	Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets.
(C)	Long-term debt is comprised of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the Term Loan is based on the net present value of each interest and principal payment calculated, utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements. For additional information, see Note 6: Debt and Financing Arrangements.

Note 10: Income Taxes

During the three-month period ended July 31, 2015, the effective income tax rate varied from the U.S. statutory income tax rate mainly due to state income taxes, offset to some extent by the domestic manufacturing deduction.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $2.1, primarily as a result of expiring statute of limitations periods.

Note 11: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, including the reclassification adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2015	$(2.3)	$(5.2)	$(105.6)	$3.3	$(109.8)
Reclassification adjustments	—	0.1	4.8	—	4.9
Current period (charge) credit	(25.5)	—	1.7	(0.3)	(24.1)
Income tax (expense) benefit	—	—	(2.0)	0.1	(1.9)

Balance at July 31, 2015	$(27.8)	$(5.1)	$(101.1)	$3.1	$(130.9)

	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available-for- Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2014	$31.7	$15.3	$(102.0)	$3.4	$(51.6)
Reclassification adjustments	—	(6.9)	2.2	—	(4.7)
Current period (charge) credit	(2.8)	—	—	0.7	(2.1)
Income tax benefit (expense)	—	2.6	(0.8)	(0.3)	1.5

Balance at July 31, 2014	$28.9	$11.0	$(100.6)	$3.8	$(56.9)

(A)	Of the total losses reclassified from accumulated other comprehensive loss, $0.1 of expense was reclassified to interest expense related to the terminated interest rate swap for the three months ended July 31, 2015 and 2014. Of the total losses reclassified from accumulated other comprehensive loss, $7.0 of income was reclassified to cost of products sold related to commodity derivatives for the three months ended July 31, 2014.
(B)	Amortization of net losses was reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expenses.

Note 12: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings. We cannot predict with certainty the ultimate results of these proceedings or reasonably determine a range of potential loss. Our policy is to accrue costs for contingent liabilities when such liabilities are probable and amounts can be reasonably estimated. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

On October 9, 2013, Big Heart entered into a Purchase Agreement with Del Monte Pacific Limited and its subsidiary, Del Monte Foods Consumer Products, Inc. (which changed its name to Del Monte Foods, Inc.) (“DMFI”). Big Heart sold to DMFI the interests of certain subsidiaries related to Big Heart’s consumer products business and generally all assets and liabilities primarily related to the consumer products business for a purchase price of $1.7 billion, subject to a post-closing working capital adjustment. In connection with the closing of the transaction, Big Heart received approximately $110.0 in incremental proceeds representing the preliminary working capital adjustment subject to a true-up in accordance with the terms of the Purchase Agreement. Big Heart made a claim of $16.3 for the working capital adjustment related to the sale of the consumer products business. In June 2014, Big Heart received a notice of disagreement from DMFI disputing the $16.3 working capital adjustment, as well as the incremental preliminary working capital adjustment of approximately $110.0 paid by DMFI at closing. Pursuant to the terms of the Purchase Agreement, the working capital dispute was submitted to a mutually agreed upon independent certified public accounting firm of national recognition in the U.S. Although the independent accounting firm initially ruled in favor of DMFI’s interpretation of how the working capital should be calculated pursuant to the terms of the Purchase Agreement, it has accepted our request to re-evaluate such ruling. We believe the working capital adjustment presented to DMFI is appropriate and is in accordance with the terms of the Purchase Agreement, and we will continue to vigorously defend Big Heart’s position. We cannot currently predict the ultimate outcome of this adjustment and have not recorded a receivable or liability in Big Heart’s opening balance sheet. We will continue to evaluate the facts of this dispute in existence at the acquisition date in estimating the fair value of the receivable or liability at that time, which may result in an adjustment to the opening balance sheet during the measurement period as defined by FASB ASC 805, Business Combinations.

Note 13: Common Shares

The following table sets forth common share information.

	July 31, 2015	April 30, 2015
Common shares authorized	300,000,000	300,000,000
Common shares outstanding	119,666,563	119,577,333
Treasury shares	26,831,167	26,920,397

We did not repurchase any common shares in the first quarter of 2016 and, at July 31, 2015, we had approximately 10.0 million common shares available for repurchase under the Board’s authorizations. We do not expect to repurchase any of these shares in the near term due to our focus on debt repayment.

Note 14: Guarantor and Non-Guarantor Financial Information

Our Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by J.M. Smucker LLC and The Folgers Coffee Company (the “subsidiary guarantors”), which are 100 percent wholly-owned subsidiaries of the Company. A subsidiary guarantor will be released from its obligations under the indentures governing the notes (a) with respect to each series of notes, if we exercise our legal or covenant defeasance option with respect to such series of notes or if our obligations under an indenture are discharged in accordance with the terms of such indenture in respect of such series of notes; (b) with respect to all series of notes issued in March 2015, upon the issuance, sale, exchange, transfer, or other disposition (including through merger, consolidation, amalgamation, or otherwise) of the capital stock of the applicable subsidiary guarantor (including any issuance, sale, exchange, transfer, or other disposition following which the applicable subsidiary guarantor is no longer a subsidiary) if such issuance, sale, exchange, transfer, or other disposition is made in a manner not in violation of the indenture in respect of such series of notes; or (c) with respect to all series of notes, upon the substantially simultaneous release or discharge of the guarantee by such subsidiary guarantor of all of our primary senior indebtedness other than through discharges as a result of payment by such guarantor on such guarantees.

Condensed consolidating financial statements for the Company, the subsidiary guarantors, and the other subsidiaries of the Company that are not guaranteeing the indebtedness under the Senior Notes (the “non-guarantor subsidiaries”) are provided below. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with our 100 percent wholly-owned subsidiary guarantors and non-guarantor subsidiaries. We have accounted for investments in subsidiaries using the equity method.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended July 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$760.8	$298.2	$2,234.0	$(1,341.0)	$1,952.0
Cost of products sold	609.9	272.2	1,681.8	(1,340.6)	1,223.3

Gross Profit	150.9	26.0	552.2	(0.4)	728.7
Selling, distribution, and administrative expenses and other special project costs	62.2	10.6	337.7	—	410.5
Amortization	1.1	—	51.9	—	53.0
Other operating (income) expense – net	(0.1)	0.4	(2.2)	—	(1.9)

Operating Income	87.7	15.0	164.8	(0.4)	267.1
Interest (expense) income – net	(44.6)	0.3	(0.1)	—	(44.4)
Other income (expense) – net	2.9	—	(2.8)	—	0.1
Equity in net earnings of subsidiaries	106.4	33.2	15.0	(154.6)	—

Income Before Income Taxes	152.4	48.5	176.9	(155.0)	222.8
Income taxes	16.0	0.1	70.3	—	86.4

Net Income	$136.4	$48.4	$106.6	$(155.0)	$136.4
Other comprehensive (loss) income, net of tax	(21.1)	0.3	(22.3)	22.0	(21.1)

Comprehensive Income	$115.3	$48.7	$84.3	$(133.0)	$115.3

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended July 31, 2014
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$707.1	$290.4	$1,517.8	$(1,191.5)	$1,323.8
Cost of products sold	582.8	263.2	1,181.2	(1,182.1)	845.1

Gross Profit	124.3	27.2	336.6	(9.4)	478.7
Selling, distribution, and administrative expenses and other special project costs	52.8	12.2	197.0	—	262.0
Amortization	1.0	—	23.9	—	24.9
Other operating expense (income) – net	—	0.4	(0.2)	—	0.2

Operating Income	70.5	14.6	115.9	(9.4)	191.6
Interest (expense) income – net	(17.6)	0.3	(0.1)	—	(17.4)
Other income – net	1.3	—	—	—	1.3
Equity in net earnings of subsidiaries	77.5	38.8	14.6	(130.9)	—

Income Before Income Taxes	131.7	53.7	130.4	(140.3)	175.5
Income taxes	15.7	0.1	43.7	—	59.5

Net Income	$116.0	$53.6	$86.7	$(140.3)	$116.0
Other comprehensive (loss) income, net of tax	(5.3)	(4.0)	(7.0)	11.0	(5.3)

Comprehensive Income	$110.7	$49.6	$79.7	$(129.3)	$110.7

CONDENSED CONSOLIDATING BALANCE SHEETS

	July 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$10.0	$—	$123.6	$—	$133.6
Inventories	—	172.2	979.0	(0.4)	1,150.8
Other current assets	419.0	10.5	324.4	(12.8)	741.1

Total Current Assets	429.0	182.7	1,427.0	(13.2)	2,025.5
Property, Plant, and Equipment – Net	260.5	585.6	810.7	—	1,656.8
Investments in Subsidiaries	14,687.0	4,212.8	287.8	(19,187.6)	—
Intercompany Receivable	—	313.9	252.1	(566.0)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	4,919.4	—	6,001.4
Other intangible assets – net	499.8	—	6,391.9	—	6,891.7
Other noncurrent assets	55.0	10.4	117.6	—	183.0

Total Other Noncurrent Assets	1,636.8	10.4	11,428.9	—	13,076.1

Total Assets	$17,013.3	$5,305.4	$14,206.5	$(19,766.8)	$16,758.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$619.7	$67.3	$384.9	$(12.8)	$1,059.1
Noncurrent Liabilities
Long-term debt	5,694.7	—	—	—	5,694.7
Deferred income taxes	110.9	—	2,411.3	—	2,522.2
Intercompany payable	3,203.0	—	—	(3,203.0)	—
Other noncurrent liabilities	255.0	15.3	82.1	—	352.4

Total Noncurrent Liabilities	9,263.6	15.3	2,493.4	(3,203.0)	8,569.3

Total Liabilities	9,883.3	82.6	2,878.3	(3,215.8)	9,628.4

Total Shareholders’ Equity	7,130.0	5,222.8	11,328.2	(16,551.0)	7,130.0

Total Liabilities and Shareholders’ Equity	$17,013.3	$5,305.4	$14,206.5	$(19,766.8)	$16,758.4

CONDENSED CONSOLIDATING BALANCE SHEETS

	April 30, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$7.1	$—	$118.5	$—	$125.6
Inventories	—	180.3	979.6	3.7	1,163.6
Other current assets	427.4	4.8	351.4	(12.6)	771.0

Total Current Assets	434.5	185.1	1,449.5	(8.9)	2,060.2
Property, Plant, and Equipment – Net	258.0	591.3	829.0	—	1,678.3
Investments in Subsidiaries	14,610.4	4,179.7	272.4	(19,062.5)	—
Intercompany Receivable	—	305.2	133.1	(438.3)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	4,929.6	—	6,011.6
Other intangible assets – net	501.1	—	6,449.2	—	6,950.3
Other noncurrent assets	55.6	10.5	116.1	—	182.2

Total Other Noncurrent Assets	1,638.7	10.5	11,494.9	—	13,144.1

Total Assets	$16,941.6	$5,271.8	$14,178.9	$(19,509.7)	$16,882.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$484.0	$82.6	$468.6	$(12.6)	$1,022.6
Noncurrent Liabilities
Long-term debt	5,944.9	—	—	—	5,944.9
Deferred income taxes	106.9	—	2,366.4	—	2,473.3
Intercompany payable	3,080.2	—	—	(3,080.2)	—
Other noncurrent liabilities	238.7	15.2	101.0	—	354.9

Total Noncurrent Liabilities	9,370.7	15.2	2,467.4	(3,080.2)	8,773.1

Total Liabilities	9,854.7	97.8	2,936.0	(3,092.8)	9,795.7

Total Shareholders’ Equity	7,086.9	5,174.0	11,242.9	(16,416.9)	7,086.9

Total Liabilities and Shareholders’ Equity	$16,941.6	$5,271.8	$14,178.9	$(19,509.7)	$16,882.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended July 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$149.8	$27.6	$127.7	$—	$305.1

Investing Activities
Business acquired, net of cash acquired	—	—	7.9	—	7.9
Additions to property, plant, and equipment	(14.8)	(13.8)	(24.4)	—	(53.0)
(Disbursements of) repayments from intercompany loans	—	(8.6)	(114.2)	122.8	—
Other – net	—	(5.2)	12.2	—	7.0

Net Cash (Used for) Provided by Investing Activities	(14.8)	(27.6)	(118.5)	122.8	(38.1)

Financing Activities
Short-term borrowings - net	76.0	—	0.6	—	76.6
Repayments of long-term debt	(250.0)	—	—	—	(250.0)
Quarterly dividends paid	(76.4)	—	—	—	(76.4)
Purchase of treasury shares	(6.9)	—	—	—	(6.9)
Intercompany payable	122.8	—	—	(122.8)	—
Other – net	2.4	—	—	—	2.4

Net Cash (Used for) Provided by Financing Activities	(132.1)	—	0.6	(122.8)	(254.3)
Effect of exchange rate changes on cash	—	—	(4.7)	—	(4.7)

Net increase in cash and cash equivalents	2.9	—	5.1	—	8.0
Cash and cash equivalents at beginning of period	7.1	—	118.5	—	125.6

Cash and Cash Equivalents at End of Period	$10.0	$—	$123.6	—	$133.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended July 31, 2014
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$—	$7.9	$(16.0)	$—	$(8.1)

Investing Activities
Additions to property, plant, and equipment	(12.3)	(16.1)	(20.6)	—	(49.0)
Proceeds from disposal of property, plant, and equipment	—	1.1	0.1	—	1.2
Repayments from (disbursements of) intercompany loans	—	11.8	23.8	(35.6)	—
Other – net	(0.1)	(4.7)	0.5	—	(4.3)

Net Cash (Used for) Provided by Investing Activities	(12.4)	(7.9)	3.8	(35.6)	(52.1)

Financing Activities
Short-term borrowings - net	221.6	—	—	—	221.6
Repayments of long-term debt	(100.0)	—	—	—	(100.0)
Quarterly dividends paid	(58.9)	—	—	—	(58.9)
Purchase of treasury shares	(10.6)	—	—	—	(10.6)
Intercompany payable	(35.6)	—	—	35.6	—
Other – net	7.8	—	—	—	7.8

Net Cash Provided by Financing Activities	24.3	—	—	35.6	59.9
Effect of exchange rate changes on cash	—	—	(3.8)	—	(3.8)

Net increase (decrease) in cash and cash equivalents	11.9	—	(16.0)	—	(4.1)
Cash and cash equivalents at beginning of period	6.8	—	146.7	—	153.5

Cash and Cash Equivalents at End of Period	$18.7	$—	$130.7	$—	$149.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dollars in millions, unless otherwise noted, except per share data

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2015 and 2014. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted. Results for the quarter ended July 31, 2015, include Big Heart Pet Brands (“Big Heart”), which was acquired on March 23, 2015, and Sahale Snacks, Inc. (“Sahale”), which was acquired on September 2, 2014.

We are the owner of all trademarks, except for the following, which are used under license: Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC; Carnation® is a trademark of Société des Produits Nestlé S.A.; Dunkin’ Donuts is a registered trademark of DD IP Holder, LLC; Sweet’N Low®, NatraTaste®, Sugar In The Raw®, and the other “In The Raw” trademarks are registered trademarks of Cumberland and its affiliates; and Douwe Egberts® and Pickwick® are registered trademarks of Jacobs Douwe Egberts. Borden® and Elsie are also trademarks used under license.

Dunkin’ Donuts brand is licensed to us for packaged coffee products, including K-Cup® pods, sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc., used with permission.

Results of Operations

On March 23, 2015, we completed the acquisition of Big Heart, a leading producer, distributor, and marketer of premium-quality, branded pet food and pet snacks in the U.S. The cash and stock transaction was valued at $5.9 billion, which included the assumption of $2.6 billion in debt that we refinanced at closing. We issued 17.9 million shares of our common stock to the shareholders of Blue Acquisition Group, Inc., Big Heart’s parent company, and paid $1.2 billion in cash, net of a working capital adjustment. After the closing of the transaction, we had approximately 120.0 million common shares outstanding. We funded the non-equity portion of the acquisition, the refinancing of the assumed debt, and the prepayment of a portion of our existing debt through the combination of a $1.8 billion bank term loan and $3.7 billion in Senior Notes.

We expect to incur approximately $225.0 in one-time costs related to the Big Heart acquisition, of which approximately $150.0 are expected to be cash charges. The one-time costs consist primarily of employee-related costs, outside service and consulting costs, and other costs directly related to the acquisition. These costs are anticipated to be incurred primarily over the next three years, with approximately one-half expected to be recognized in 2016. We have incurred costs of $60.8 related to the integration of Big Heart, including $24.8 in the first quarter of 2016.

We anticipate synergies related to the Big Heart acquisition to result in annual realized savings of approximately $200.0 by the end of 2018, of which $25.0 is expected to be realized in 2016. These savings did not have a material impact on the first quarter.

	Three Months Ended July 31,
	2015	2014
Net sales	$1,952.0	$1,323.8
Gross profit	$728.7	$478.7
% of net sales	37.3%	36.2%
Operating income	$267.1	$191.6
% of net sales	13.7%	14.5%
Net income:
Net income	$136.4	$116.0
Net income per common share – assuming dilution	$1.14	$1.14

Non-GAAP gross profit (A)	$741.8	$500.5
% of net sales	38.0%	37.8%
Non-GAAP operating income (A)	$303.1	$222.0
% of net sales	15.5%	16.8%
Non-GAAP income: (A)
Income	$158.4	$136.1
Income per common share – assuming dilution	$1.32	$1.34

(A)	Refer to “Non-GAAP Measures” located on page 29 for a reconciliation to the comparable GAAP financial measure.

The Big Heart acquisition drove a 47 percent increase in net sales in the first quarter of 2016. The operating income increase of 39 percent was slightly lower, impacted by the addition of Big Heart selling, distribution, and administrative (“SD&A”) expenses, which represented a higher percentage of net sales than the remainder of the business, and increased amortization expense related to Big Heart finite-lived intangible assets. Operating income excluding certain items affecting comparability (“non-GAAP operating income”) increased 37 percent. Certain items affecting comparability include restructuring and merger and integration costs and unallocated gains and losses on commodity and foreign currency exchange derivatives. Net income per diluted share was flat in the first quarter of 2016, while income per diluted share excluding certain items affecting comparability (“non-GAAP income per diluted share”) decreased 1 percent. Both 2016 per share measures reflect the impact of the issuance of 17.9 million shares of our common stock, an increase in interest expense due to new borrowings, and an increase in our effective tax rate. The shares issuance and new borrowings both occurred in the fourth quarter of 2015 to finance the Big Heart acquisition.

Net Sales

	Three Months Ended July 31,
	2015	2014	Increase (Decrease)%
Net sales	$1,952.0	$1,323.8	$628.2	47%
Big Heart acquisition	(561.3)	—	(561.3)	(42)
Sahale acquisition	(7.7)	—	(7.7)	(1)
Foreign currency exchange	14.4	—	14.4	1

Net sales excluding acquisitions and foreign currency exchange (A)	$1,397.4	$1,323.8	$73.6	6%

Amounts may not add due to rounding.

(A)	Net sales excluding acquisitions and foreign currency exchange is a non-GAAP measure used in evaluating performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis .

The net sales increase reflects the contribution of $561.3 from Big Heart. Net sales excluding acquisitions and foreign currency exchange increased 6 percent, driven by favorable volume/mix led by the launch of Dunkin’ Donuts K-Cup® pods during the quarter. Net price realization was 1 percentage point higher, as the impact of higher coffee net price realization was partially offset by lower net pricing for peanut butter.

Operating Income

The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2015	2014
Gross profit	37.3%	36.2%
Selling, distribution, and administrative expenses:
Marketing	5.9%	5.8%
Selling	4.3	3.8
Distribution	3.2	3.0
General and administrative	6.5	6.6

Total selling, distribution, and administrative expenses	19.9%	19.1%

Amortization	2.7	1.9
Other special project costs	1.2	0.6
Other operating (income) expense – net	(0.1)	0.0

Operating income	13.7%	14.5%

Amounts may not add due to rounding.

Gross profit increased $250.0, or 52 percent, in the first quarter of 2016 and gross profit excluding certain items affecting comparability (“non-GAAP gross profit”) increased $241.3, or 48 percent. The increase in both gross profit measures was primarily due to the addition of Big Heart. Excluding Big Heart, gross profit was higher, driven by the introduction of Dunkin’ Donuts K-Cup® pods. Net price realization was also higher and offset the impact of net higher costs, which were attributed to green coffee. Non-GAAP gross profit excludes an $11.4 favorable change in the impact of unallocated derivative gains and losses as compared to the prior year, which is reflected in gross profit.

SD&A expenses increased $134.2, or 53 percent, primarily driven by the addition of Big Heart and higher selling expense, reflecting royalties related to Dunkin’ Donuts K-Cup® pods.

Amortization expense increased $28.1 in the first quarter of 2016, primarily due to the addition of Big Heart finite-lived intangible assets during the fourth quarter of 2015.

Operating income increased $75.5, or 39 percent, in the first quarter of 2016, reflecting the addition of Big Heart, partially offset by an increase in merger and integration costs. Non-GAAP operating income increased $81.1, or 37 percent.

Interest Expense and Income Taxes

Net interest expense increased $27.0 in the first quarter of 2016, primarily due to the impact of the incremental interest related to the debt issued to partially finance the Big Heart acquisition.

Income taxes increased $26.9, or 45 percent, in the first quarter of 2016, due to an increase in income before income taxes and a higher effective tax rate. The effective tax rate increased from 33.9 percent to 38.8 percent, reflecting higher deferred state tax expense, including the impact of state tax law changes. We anticipate a full-year effective tax rate for 2016 of approximately 35.0 percent.

Segment Results

Effective May 1, 2015, our reportable segments were modified to align with the way performance is currently evaluated by our segment management and chief operating decision maker, our Chief Executive Officer, and the way in which information is currently reported internally. We now have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and U.S. Retail Pet Foods. Within our segment results, we also present International and Foodservice, which is a combination of the strategic business areas not included in the U.S. retail market segments. The U.S. Retail Consumer Foods segment is a combination of the former U.S. Retail Consumer Foods segment and the Natural Foods strategic business area, previously included in the former International, Foodservice, and Natural Foods segment.

The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers and Dunkin’ Donuts branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Jif, Smucker’s, Pillsbury, and Crisco branded products; and the U.S. Retail Pet Foods segment primarily includes domestic sales of Meow Mix, Milk-Bone, Kibbles ’n Bits, Natural Balance, 9Lives, Pup-Peroni, Gravy Train, and Nature’s Recipe branded products. International and Foodservice is comprised of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).

	Three Months Ended July 31,
	2015	2014	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$565.0	$502.7	12%
U.S. Retail Consumer Foods	582.2	582.4	(0)
U.S. Retail Pet Foods	549.9	—	n/a
International and Foodservice	254.9	238.7	7
Segment profit:
U.S. Retail Coffee	$155.1	$137.6	13%
U.S. Retail Consumer Foods	117.5	118.1	(1)
U.S. Retail Pet Foods	90.0	—	n/a
International and Foodservice	30.5	30.5	0
Segment profit margin:
U.S. Retail Coffee	27.5%	27.4%
U.S. Retail Consumer Foods	20.2	20.3
U.S. Retail Pet Foods	16.4	—
International and Foodservice	11.9	12.8

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased 12 percent in the first quarter of 2016, primarily driven by the introduction of Dunkin’ Donuts K-Cup® pods during the quarter. Segment volume/mix was favorable, representing 4 percentage points of the net sales increase, and was driven by Dunkin’ Donuts K-Cup® pods. The Folgers brand also contributed to net sales growth as higher net price realization, attributed to reduced promotional activities and the net benefit of pricing actions taken since the beginning of fiscal 2015, more than offset lower volume/mix. The Folgers brand volume decline of 9 percent was attributed to higher promoted price points for its roast and ground coffee offerings, compared to the first quarter of the prior year, and the impact of reduced canister sizes, which began shipping during the quarter. Segment profit increased $17.5, reflecting higher net price realization, which more than offset higher green coffee costs. Dunkin’ Donuts K-Cup® pods also contributed to profit growth.

During the first quarter, we implemented a 6 percent list price decrease for the majority of our packaged coffee products sold in the U.S., excluding K-Cup® pods. The price decrease was in response to sustained declines in the green coffee futures market.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales was flat in the first quarter of 2016 as lower net price realization, primarily related to a price decline on the Jif brand in November 2014, offset favorable volume/mix and a $6.8 contribution from the Sahale business. The favorable volume/mix, which contributed 3 percentage points to segment net sales, was led by Jif peanut butter and Smucker’s Uncrustables® frozen sandwiches. Volume for the Jif brand and Smucker’s Uncrustables increased 6 percent and 27 percent, respectively. Segment profit decreased slightly as lower net price realization and higher manufacturing overhead costs associated with the new Memphis, Tennessee, peanut butter facility more than offset overall lower commodity costs, primarily for peanuts, milk, and oils, and the impact of favorable volume/mix.

U.S. Retail Pet Foods

In the first quarter of 2016, the U.S. Retail Pet Foods segment contributed net sales of $549.9, representing mid-single digit percent growth compared to Big Heart’s results for the first quarter of the prior year, which were reported under previous ownership. The net sales increase was driven by distribution gains for the Natural Balance brand and growth in Milk-Bone dog snacks, which more than offset declines in Kibbles ‘n Bits dry dog food. Profit also increased, compared to Big Heart’s previously reported results, driven by favorable volume/mix, along with lower marketing and commodity costs. This more than offset lower net price realization, reflecting incremental promotional activities, and higher amortization expense.

International and Foodservice

International and Foodservice net sales increased 7 percent in the first quarter of 2016, primarily driven by an $11.4 contribution from Big Heart. Favorable volume/mix, which represented 6 percentage points of the net sales increase, and higher net price realization were mostly offset by the impact of foreign currency exchange. Segment profit was flat, as an increase in Foodservice profits and the addition of Big Heart were offset by higher costs in Canada. These higher costs were attributed to sourcing certain products from the U.S., reflecting the impact of a weaker Canadian dollar compared to a year ago, and higher green coffee costs.

Financial Condition – Liquidity and Capital Resources

Liquidity

On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents at July 31, 2015, was $133.6, compared to $125.6 at April 30, 2015.

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

Although contrary to our historical experience, operating activities in the first quarter of 2016 netted to a significant source of cash, primarily due to a favorable fluctuation in working capital requirements as detailed below.

The following table presents selected cash flow information.

	Three Months Ended July 31,
	2015	2014
Net cash provided by (used for) operating activities	$305.1	$(8.1)
Net cash used for investing activities	(38.1)	(52.1)
Net cash (used for) provided by financing activities	(254.3)	59.9

Net cash provided by (used for) operating activities	$305.1	$(8.1)
Additions to property, plant, and equipment	(53.0)	(49.0)

Free cash flow (A)	$252.1	$(57.1)

(A)	Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

Cash provided by operating activities was $305.1 in the first quarter of 2016, compared to a use of cash of $8.1 in the first quarter of 2015. The change in operating cash flow was primarily attributed to lower working capital needs for inventory in 2016, driven by lower green coffee costs in ending inventory, and the timing of tax payments and refunds.

Cash used for investing activities decreased in the first quarter of 2016, primarily due to a reduction in our derivative cash margin account balances during 2016, as compared to an increase in the prior period, and a $7.9 favorable working capital adjustment in the current quarter related to the Big Heart acquisition.

Cash used for financing activities in the first quarter of 2016 consisted primarily of a $250.0 prepayment on the $1.8 billion bank term loan and quarterly dividend payments of $76.4, partially offset by a $76.6 increase in short-term borrowings during 2016. Cash provided by financing activities in the first quarter of 2015 consisted primarily of a $221.6 increase in short-term borrowings during 2015, partially offset by the $100.0 repayment of certain Senior Notes and quarterly dividend payments of $58.9.

Capital Resources

The following table presents our capital structure.

	July 31, 2015	April 30, 2015
Short-term borrowings	$302.6	$226.0
Long-term debt	5,694.7	5,944.9

Total debt	$5,997.3	$6,170.9
Shareholders’ equity	7,130.0	7,086.9

Total capital	$13,127.3	$13,257.8

In March 2015, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.8 billion. The full amount of the Term Loan was drawn on March 23, 2015, to partially finance the Big Heart acquisition. The weighted-average interest rate on the Term Loan at July 31, 2015, was 1.51 percent. The Term Loan requires quarterly amortization payments of 2.5 percent of the original principal amount starting in the third quarter of 2016. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required annual minimum payment obligations in direct order of maturity. As of July 31, 2015, we have prepaid $450.0 on the Term Loan, including $250.0 in the first quarter of 2016, and therefore no additional payments are required until July 31, 2018.

Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the Big Heart acquisition, and prepay our outstanding privately placed Senior Notes.

We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Additionally, under our commercial paper program, we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Along with the revolving credit facility, commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2015, we had $302.6 of short-term borrowings outstanding, virtually all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.45 percent.

We are in compliance with all of our debt covenants. For additional information on our recent borrowings, sources of liquidity, and debt covenants, see Note 6: Debt and Financing Arrangements.

As of July 31, 2015, we had approximately 10.0 million common shares available for repurchase under Board of Directors’ authorizations. We intend to utilize a portion of the cash we generate over the next three to five years for debt repayment, while continuing our current dividend policy and our investment in the business through capital expenditures. Due to our focus on debt repayment, we do not expect to repurchase any shares in the near term nor actively pursue significant acquisitions.

Absent any further material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under our commercial paper program and revolving credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, and interest and principal payments on debt outstanding. As of July 31, 2015, total cash and cash equivalents of $106.8 was held by our international subsidiaries. We do not intend to repatriate these funds to meet any of these cash requirements. Should we repatriate these funds, we will be required to pay taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Non-GAAP Measures

We use non-GAAP financial measures including: net sales excluding acquisitions and foreign currency exchange; non-GAAP gross profit, operating income, income, and income per diluted share, and free cash flow, as key measures for purposes of evaluating performance internally. In addition, non-GAAP income per diluted share and free cash flow are used as components of the Board of Director’s measurement of performance for incentive compensation purposes. We believe that these measures provide useful information to investors because they are the measures we use to evaluate performance on a comparable year-over-year basis. Non-GAAP profit measures exclude certain items affecting comparability which include restructuring and merger and integration costs (“special project costs”) and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”). The special project costs in the table below relate to specific restructuring and merger and integration projects that are each nonrecurring in nature and can significantly affect the year-over-year assessment of operating results. Unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts and also affect comparability on a year-over-year basis. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure. See page 27 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended July 31,
	2015	2014
Gross profit reconciliation:
Gross profit	$728.7	$478.7
Unallocated derivative losses	10.0	21.4
Cost of products sold – special project costs	3.1	0.4

Non-GAAP gross profit	$741.8	$500.5

Operating income reconciliation:
Operating income	$267.1	$191.6
Unallocated derivative losses	10.0	21.4
Cost of products sold – special project costs	3.1	0.4
Other special project costs	22.9	8.6

Non-GAAP operating income	$303.1	$222.0

Net income reconciliation:
Net income	$136.4	$116.0
Income taxes	86.4	59.5
Unallocated derivative losses	10.0	21.4
Cost of products sold – special project costs	3.1	0.4
Other special project costs	22.9	8.6

Non-GAAP income before income taxes	$258.8	$205.9
Income taxes, as adjusted	100.4	69.8

Non-GAAP income	$158.4	$136.1
Weighted-average shares – assuming dilution	119,634,958	101,776,940
Non-GAAP income per common share – assuming dilution	$1.32	$1.34

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.

The following table summarizes our contractual obligations by fiscal year at July 31, 2015.

	Total	2016	2017-2018	2019-2020	2021 and beyond
Long-term debt obligations (A)	$5,700.0	$—	$500.0	$1,800.0	$3,400.0
Interest payments (B)	2,197.7	163.5	367.7	357.5	1,309.0
Operating lease obligations (C)	210.2	35.3	75.1	49.1	50.7
Purchase obligations (D)	1,183.2	941.1	235.3	6.8	—
Other liabilities (E)	322.0	28.8	39.4	21.8	232.0

Total	$9,613.1	$1,168.7	$1,217.5	$2,235.2	$4,991.7

(A)	Excludes the impact of offering discounts, make-whole payments, and debt issuance costs.
(B)	Includes interest payments on our long-term debt, which reflects estimated payments for our variable-rate debt based on the current interest rate outlook.
(C)	Includes the minimum rental commitments under non-cancelable operating leases.
(D)	Includes agreements that are enforceable and legally bind us to purchase goods or services, including certain obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials, packaging supplies, and co-pack arrangements. We expect to receive consideration for these purchase obligations in the form of materials. These purchase obligations do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated.
(E)	Mainly consists of projected commitments associated with our defined benefit pension and other postretirement benefit plans. The liability for unrecognized tax benefits and tax-related net interest of $49.4 under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2015, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.

We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet, and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no net impact on earnings. In 2015, we entered into a series of forward-starting interest rate swaps to partially hedge the risk of an increase in the benchmark interest rate during the period leading up to the anticipated issuance of our long-term Senior Notes. The interest rate swaps were designated as cash flow hedges with an aggregate notional amount of $1.1 billion. In March 2015, in conjunction with the pricing of the series of Senior Notes, we terminated the interest rate swaps prior to maturity. The termination resulted in a net loss of $4.0, which will be amortized over the life of the remaining debt. We entered into an interest rate swap during 2014, designated as a fair value hedge, on a portion of fixed-rate Senior Notes in an effort to achieve a mix of variable- versus fixed-rate debt under favorable market conditions. In January 2015, we terminated this interest rate swap agreement prior to maturity. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long term debt and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. At July 31, 2015, the remaining benefit of $49.4 was recorded as an increase in the long-term debt balance.

Based on our overall interest rate exposure as of and during the three months ended July 31, 2015, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at July 31, 2015, would increase the fair value of our long-term debt by $371.0.

Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2015, are not expected to result in a significant impact on future earnings or cash flows.

We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the gains and losses on all foreign currency forwards and options contracts are immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2015, a hypothetical 10 percent change in exchange rates would result in a $10.2 loss of fair value.

Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the three-month period ended July 31, 2015. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

Commodity Price Risk: We use certain raw materials and other commodities that are subject to price volatility caused by supply and demand conditions, political and economic variables, weather, investor speculation, and other unpredictable factors. To manage the volatility related to anticipated commodity purchases, we use futures and options with maturities of generally less than one year. We do not qualify commodity derivatives for hedge accounting treatment. As a result, the gains and losses on all commodity derivatives are immediately recognized in cost of products sold.

The following sensitivity analysis presents our potential loss of fair value resulting from a hypothetical 10 percent change in market prices related to commodities.

	July 31, 2015	April 30, 2015
High	$44.0	$39.6
Low	19.7	19.3
Average	29.8	28.6

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

Certain Forward-Looking Statements

Certain statements included in this Quarterly Report contain forward-looking statements within the meaning of federal securities laws. The forward-looking statements may include statements concerning our current expectations, estimates, assumptions, and beliefs concerning future events, conditions, plans, and strategies that are not historical fact. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expect,” “anticipate,” “believe,” “intend,” “will,” “plan,” and similar phrases.

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	our ability to successfully integrate acquired and merged businesses in a timely and cost-effective manner and retain key suppliers, customers, and employees;

•	our ability to achieve synergies and cost savings related to the Big Heart acquisition in the amounts and within the time frames currently anticipated;

•	our ability to generate sufficient cash flow to meet our deleveraging objectives within the time frames currently anticipated;

•	a change in outlook or downgrade in our public credit ratings by a rating agency below investment grade;

•	our ability to obtain any required financing on a timely basis and on acceptable terms;

•	volatility of commodity markets from which our raw materials are procured and the related impact on costs;

•	risks associated with derivative and purchasing strategies we employ to manage commodity pricing risks, including the risk that such strategies could result in significant losses and adversely impact our liquidity;

•	crude oil price trends and their impact on transportation, energy, and packaging costs;

•	the availability of reliable transportation on acceptable terms;

•	our ability to successfully implement and realize the full benefit of price changes that are intended to ultimately fully recover cost, including the competitive, retailer, and consumer response, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses, including the introduction of new products;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents, extreme weather, and natural disasters, including crop failures and storm damage;

•	the concentration of certain of our businesses with key customers and suppliers, including single-source suppliers of certain key raw materials, such as packaging for our Folgers coffee products, and finished goods, such as K-Cup® pods, and the ability to manage and maintain key relationships;

•	the timing and amount of capital expenditures and share repurchases;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the impact of future legal, regulatory, or market measures regarding climate change;

•	the outcome of current and future tax examinations, changes in tax laws, and other tax matters, and their related impact on our tax positions;

•	foreign currency and interest rate fluctuations; and

•	risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the Securities and Exchange Commission.

Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing of this Quarterly Report.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2015 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2015, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2015 - May 31, 2015	—	$—	—	10,004,661
June 1, 2015 - June 30, 2015	66,333	111.54	—	10,004,661
July 1, 2015 - July 31, 2015	—	—	—	10,004,661

Total	66,333	$111.54	—	10,004,661

Information set forth in the table above represents the activity in our first fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.

(d)	As of July 31, 2015, there were 10,004,661 common shares available for future repurchase.

Item 6.	Exhibits.

See the Index of Exhibits that appears on Page No. 39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 2, 2015	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
By: RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
	By:	MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Form of Restricted Stock Agreement.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications of Richard K. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or arrangement.