Form 10-Q
period 2015-10-31
J M SMUCKER Co
filed 2015-12-04
CIK 91419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

The Company had 119,674,908 common shares outstanding on December 1, 2015.

The Exhibit Index is located at Page No. 42.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
Dollars in millions, except per share data	2015	2014	2015	2014
Net sales	$2,077.7	$1,481.8	$4,029.7	$2,805.6
Cost of products sold	1,290.4	945.3	2,513.7	1,790.4

Gross Profit	787.3	536.5	1,516.0	1,015.2
Selling, distribution, and administrative expenses	389.8	252.4	777.4	505.8
Amortization	53.0	25.2	106.0	50.1
Other special project costs (A)	30.6	2.8	53.5	11.4
Other operating expense (income) – net	0.1	1.3	(1.8)	1.5

Operating Income	313.8	254.8	580.9	446.4
Interest expense – net	(42.6)	(16.2)	(87.0)	(33.6)
Other (expense) income – net	(1.6)	0.3	(1.5)	1.6

Income Before Income Taxes	269.6	238.9	492.4	414.4
Income taxes	93.6	80.6	180.0	140.1

Net Income	$176.0	$158.3	$312.4	$274.3

Earnings per common share:
Net Income	$1.47	$1.55	$2.61	$2.69
Net Income - Assuming Dilution	$1.47	$1.55	$2.61	$2.69

Dividends Declared per Common Share	$0.67	$0.64	$1.34	$1.28

(A)	Other special project costs includes restructuring and merger and integration costs. For more information on businesses acquired, see Note 3: Acquisitions.

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions	2015	2014	2015	2014
Net income	$176.0	$158.3	$312.4	$274.3
Other comprehensive income (loss):
Foreign currency translation adjustments	2.6	(11.6)	(22.9)	(14.4)
Cash flow hedging derivative activity, net of tax	0.1	(7.4)	0.2	(11.7)
Pension and other postretirement benefit plans activity, net of tax	(0.4)	1.5	4.1	2.9
Available-for-sale securities activity, net of tax	(0.2)	0.2	(0.4)	0.6

Total Other Comprehensive Income (Loss)	2.1	(17.3)	(19.0)	(22.6)

Comprehensive Income	$178.1	$141.0	$293.4	$251.7

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2015	April 30, 2015
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$139.0	$125.6
Trade receivables, less allowance for doubtful accounts	605.4	430.1
Inventories:
Finished products	716.0	815.0
Raw materials	335.4	348.6

	1,051.4	1,163.6
Other current assets	210.2	340.9

Total Current Assets	2,006.0	2,060.2

Property, Plant, and Equipment
Land and land improvements	116.6	113.7
Buildings and fixtures	705.2	666.3
Machinery and equipment	1,864.7	1,783.8
Construction in progress	89.8	135.3

	2,776.3	2,699.1
Accumulated depreciation	(1,114.8)	(1,020.8)

Total Property, Plant, and Equipment	1,661.5	1,678.3

Other Noncurrent Assets
Goodwill	6,001.7	6,011.6
Other intangible assets – net	6,839.2	6,950.3
Other noncurrent assets	186.4	182.2

Total Other Noncurrent Assets	13,027.3	13,144.1

Total Assets	$16,694.8	$16,882.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$341.4	$402.8
Accrued trade marketing and merchandising	140.5	104.9
Short-term borrowings	370.0	226.0
Other current liabilities	280.8	288.9

Total Current Liabilities	1,132.7	1,022.6

Noncurrent Liabilities
Long-term debt	5,494.5	5,944.9
Deferred income taxes	2,477.3	2,473.3
Other noncurrent liabilities	357.1	354.9

Total Noncurrent Liabilities	8,328.9	8,773.1

Total Liabilities	9,461.6	9,795.7

Shareholders’ Equity
Common shares	29.9	29.9
Additional capital	6,022.2	6,007.7
Retained income	1,309.9	1,159.2
Amount due from ESOP Trust	—	(0.1)
Accumulated other comprehensive loss	(128.8)	(109.8)

Total Shareholders’ Equity	7,233.2	7,086.9

Total Liabilities and Shareholders’ Equity	$16,694.8	$16,882.6

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
Dollars in millions	2015	2014
Operating Activities
Net income	$312.4	$274.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110.4	76.2
Amortization	106.0	50.1
Other noncash adjustments	(2.4)	(0.2)
Share-based compensation expense	16.4	12.1
Loss on disposal of assets – net	2.6	2.0
Defined benefit pension contributions	(1.8)	(3.1)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(178.5)	(140.7)
Inventories	107.6	(130.4)
Other current assets	36.1	45.6
Accounts payable	(39.7)	(39.5)
Accrued liabilities	37.1	(44.1)
Income and other taxes	66.3	(6.1)
Other – net	8.0	(12.3)

Net Cash Provided by Operating Activities	580.5	83.9

Investing Activities
Business acquired, net of cash acquired	7.9	(80.3)
Additions to property, plant, and equipment	(117.4)	(113.7)
Proceeds from disposal of property, plant, and equipment	0.2	1.2
Other – net	13.3	(1.3)

Net Cash Used for Investing Activities	(96.0)	(194.1)

Financing Activities
Short-term borrowings – net	144.0	297.5
Repayments of long-term debt	(450.0)	(100.0)
Quarterly dividends paid	(156.5)	(123.9)
Purchase of treasury shares	(7.4)	(11.3)
Other – net	2.5	9.4

Net Cash (Used for) Provided by Financing Activities	(467.4)	71.7

Effect of exchange rate changes on cash	(3.7)	(9.7)

Net increase (decrease) in cash and cash equivalents	13.4	(48.2)
Cash and cash equivalents at beginning of period	125.6	153.5

Cash and Cash Equivalents at End of Period	$139.0	$105.3

( )	Denotes use of cash

See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted, except per share data)

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements of The J. M. Smucker Company (“Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

Operating results for the six-month period ended October 31, 2015, are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2015.

Note 2: Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that adjustments identified during the measurement period be made to provisional amounts recognized in a business combination in the reporting period in which the acquirer determines the adjustments, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for us on May 1, 2016, but we have elected early adoption, as permitted. Based on early adoption of this ASU, effective with the reporting period beginning August 1, 2015, we will no longer revise prior period results for adjustments to provisional amounts. For additional information, see Note 3: Acquisitions.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 requires that investments measured using the net asset value (“NAV”) per share, or its equivalent practical expedient, be disclosed as a reconciling item between the balance sheet amounts and the amounts reported in the fair value hierarchy. Although ASU 2015-07 is not effective for us until May 1, 2016, we will elect early adoption, as permitted, and will present impacted investments as of April 30, 2016, in accordance with ASU 2015-07. We will change our presentation of Level 3 assets valued using NAV in the pensions and other postretirement benefits disclosure as required. ASU 2015-07 will be applied retrospectively to all periods presented.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt. ASU 2015-03 is effective for us on May 1, 2016, but we have elected early adoption, as permitted. As of April 30, 2015, we reclassified debt issuance costs associated with our long-term debt from other noncurrent assets to long-term debt to conform to ASU 2015-03. For additional information, see Note 6: Debt and Financing Arrangements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Under the original issuance, the standard would have been effective for us on May 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date which extends the standard effective date by one year. As a result of this issuance, the standard will be effective for us on May 1, 2018, with the option to early adopt at the original effective date. Although we are still evaluating the standard, we do not expect this guidance to have a material impact on our results of operations or financial position.

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

The total consideration paid in connection with the acquisition was $5.9 billion, as set forth below, which included the issuance of 17.9 million of our common shares to BAG’s shareholders, valued at $2.0 billion based on the average stock price of our common shares on March 23, 2015. After the closing of the transaction, we had approximately 120.0 million common shares outstanding. We assumed $2.6 billion in debt, including Big Heart’s senior secured term loan and senior notes, and we paid an additional $1.2 billion in cash, net of a working capital adjustment. As part of the transaction, new debt of $5.4 billion was borrowed, as discussed in Note 6: Debt and Financing Arrangements.

The following table summarizes the purchase price of the Big Heart acquisition.

Shares issued	$2,035.5
Assumed debt from Big Heart	2,630.2
Cash consideration, net of cash acquired	1,232.1

Total purchase price	$5,897.8

The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of Big Heart’s operations, including $576.7 and $1.1 billion in revenue and $66.7 and $131.0 in operating income, are included in our condensed consolidated financial statements for the three and six months ended October 31, 2015, respectively.

Total one-time costs related to the acquisition are expected to be approximately $225.0, consisting primarily of employee-related costs, outside service and consulting costs, and other costs directly related to the acquisition. These one-time costs are anticipated to be incurred primarily over the next three years, with one-half of the costs expected to be recognized in 2016. We incurred costs of $33.7 and $58.5 in the three and six months ended October 31, 2015, respectively, resulting in total costs of $94.5 from the date of acquisition, that were directly related to the merger and integration of Big Heart. The majority of these charges were reported in other special project costs in the Condensed Statement of Consolidated Income. Due to the nature of these costs, they were expensed as incurred.

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

In accordance with ASU 2015-16, as discussed in Note 2: Recently Issued Accounting Standards, we will no longer revise prior period results for adjustments to preliminary amounts recognized as part of our business acquisition. Changes to these preliminary fair values during the second quarter of 2016 resulted in a net adjustment to goodwill of $1.1, which is attributable to the finalization of certain liabilities and the related impact on deferred taxes.

During the first quarter of 2016, prior to our adoption of ASU 2015-16, changes to the preliminary fair values were retrospectively applied to the Condensed Consolidated Balance Sheet as of April 30, 2015. The adjustments included a net adjustment to goodwill of $1.8, which resulted from a favorable working capital adjustment and the finalization of the estimated fair value of an equity method investment. During the second quarter of 2016, the equity method investment was subsequently written off upon exiting the relationship with Natural Blend Vegetable Dehydration, LLC. The write off had an immaterial impact on the results of operations for the six months ended October 31, 2015.

The following table summarizes the preliminary fair values at October 31, 2015, of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Trade receivables	$142.0
Inventories	254.5
Other current assets	196.8
Property, plant, and equipment	324.0
Other intangible assets - net	4,009.8
Goodwill	2,874.1
Other noncurrent assets	28.3

Total assets acquired	$7,829.5

Liabilities assumed:
Current liabilities	$385.6
Deferred income taxes	1,464.0
Other noncurrent liabilities	82.1

Total liabilities assumed	$1,931.7

Net assets acquired	$5,897.8

As a result of the acquisition, we recognized a total of $2.9 billion of goodwill, of which $81.8 is remaining as deductible for tax purposes at October 31, 2015. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities across our segments. The final allocation of goodwill to our reporting units was not complete as of October 31, 2015. In addition, certain estimated values for the acquisition, including goodwill, intangible assets, contingent liabilities, and income taxes, are not yet finalized. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values of the assets and liabilities assumed at the date of acquisition during the measurement period as defined under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations.

The purchase price was preliminarily allocated to the identifiable intangible assets acquired as follows:

Intangible assets with finite lives:
Customer relationships (25-year useful life)	$2,289.8
Trademarks (15-year useful life)	257.0
Intangible assets with indefinite lives:
Trademarks	1,463.0

Total intangible assets	$4,009.8

Big Heart’s results of operations are included in our consolidated financial statements from the date of the transaction. Had the transaction occurred on May 1, 2013, unaudited pro forma consolidated results for the three and six months ended October 31, 2014, would have been as follows:

	Three Months Ended	Six Months Ended
	October 31, 2014	October 31, 2014
Net sales	$2,047.3	$3,900.8
Net income	174.0	296.4
Net income per common share - assuming dilution	1.45	2.48

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

In addition to the Big Heart acquisition, on September 2, 2014, we completed the acquisition of Sahale Snacks, Inc. (“Sahale”), a privately-held manufacturer and marketer of premium, branded nut and fruit snacks for $80.5 in cash, net of a working capital adjustment. As a result, Sahale became a wholly-owned subsidiary of the Company. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocation included total intangible assets of $30.4. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as a result, the excess was allocated to goodwill. Valuations resulted in Sahale goodwill of $46.9, and the entire amount was assigned to the U.S. Retail Consumer Foods segment. The results of operations of Sahale are included in the condensed consolidated financial statements from the date of the transaction and did not have a material impact on the three and six months ended October 31, 2015.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Net sales:
U.S. Retail Coffee	$586.1	$533.0	$1,151.1	$1,035.7
U.S. Retail Consumer Foods	644.0	664.4	1,226.2	1,246.8
U.S. Retail Pet Foods	566.7	—	1,116.6	—
International and Foodservice	280.9	284.4	535.8	523.1

Total net sales	$2,077.7	$1,481.8	$4,029.7	$2,805.6

Segment profit:
U.S. Retail Coffee	$161.7	$151.2	$316.8	$288.8
U.S. Retail Consumer Foods	125.4	125.6	242.9	243.7
U.S. Retail Pet Foods	88.2	—	178.2	—
International and Foodservice	50.0	37.6	80.5	68.1

Total segment profit	$425.3	$314.4	$818.4	$600.6

Interest expense – net	(42.6)	(16.2)	(87.0)	(33.6)
Unallocated derivative gains (losses)	6.0	7.6	(4.0)	(13.8)
Cost of products sold – special project costs	(3.0)	(0.3)	(6.1)	(0.7)
Other special project costs	(30.6)	(2.8)	(53.5)	(11.4)
Corporate administrative expenses	(83.9)	(64.1)	(173.9)	(128.3)
Other (expense) income – net	(1.6)	0.3	(1.5)	1.6

Income before income taxes	$269.6	$238.9	$492.4	$414.4

Note 5: Earnings per Share

The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Net income	$176.0	$158.3	$312.4	$274.3
Less: Net income allocated to participating securities	0.8	1.1	1.4	1.9

Net income allocated to common stockholders	$175.2	$157.2	$311.0	$272.4

Weighted-average common shares outstanding	119,159,257	101,123,147	119,124,508	101,075,885
Add: Dilutive effect of stock options	10,276	3,250	11,740	5,860

Weighted-average common shares outstanding – assuming dilution	119,169,533	101,126,397	119,136,248	101,081,745

Net income per common share	$1.47	$1.55	$2.61	$2.69

Net income per common share – assuming dilution	$1.47	$1.55	$2.61	$2.69

Note 6: Debt and Financing Arrangements

Long-term debt consists of the following:

	October 31, 2015		April 30, 2015
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
1.75% Senior Notes due March 15, 2018	$500.0	$497.4	$500.0	$496.9
2.50% Senior Notes due March 15, 2020	500.0	494.9	500.0	494.3
3.50% Senior Notes due October 15, 2021	750.0	792.7	750.0	796.0
3.00% Senior Notes due March 15, 2022	400.0	395.6	400.0	395.3
3.50% Senior Notes due March 15, 2025	1,000.0	992.3	1,000.0	991.9
4.25% Senior Notes due March 15, 2035	650.0	642.1	650.0	641.8
4.38% Senior Notes due March 15, 2045	600.0	584.1	600.0	583.8
Term Loan Credit Agreement due March 23, 2020	1,100.0	1,095.4	1,550.0	1,544.9

Total long-term debt	$5,500.0	$5,494.5	$5,950.0	$5,944.9

(A)	Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of interest rate swaps, offering discounts, and capitalized debt issuance costs.

In March 2015, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.8 billion. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The weighted-average interest rate on the Term Loan at October 31, 2015, was 1.45 percent. The Term Loan requires quarterly amortization payments of 2.5 percent of the original principal amount starting in the third quarter of 2016. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required quarterly minimum payment obligations in direct order of maturity. As of October 31, 2015, we have prepaid $650.0 on the Term Loan to date, including $200.0 and $450.0 in the second quarter and first six months of 2016, respectively, and therefore no additional payments are required until July 31, 2019.

Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the Big Heart acquisition, and prepay our privately placed Senior Notes.

All of our Senior Notes outstanding at October 31, 2015, are unsecured and interest is paid semiannually. There are no required scheduled principal payments on our Senior Notes. We may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.

During 2015, we entered into a series of forward-starting interest rate swaps that were designated as cash flow hedges. In conjunction with the pricing of the series of Senior Notes, we terminated the interest rate swaps prior to maturity, resulting in a net loss of $4.0, which will be amortized over the life of the remaining debt. During 2014, we entered into an interest rate swap designated as a fair value hedge of the underlying debt obligation. In 2015, we terminated the interest rate swap agreement and we received $58.1 in cash. At October 31, 2015, the remaining benefit of $47.6 was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. For additional information, see Note 8: Derivative Financial Instruments.

We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. At October 31, 2015, we did not have a balance outstanding under the revolving credit facility.

During the second quarter of 2015, we entered into a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2015, we had $370.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program at a weighted-average interest rate of 0.45 percent.

Interest paid totaled $78.4 and $12.2 for the three months ended October 31, 2015 and 2014, respectively, and $85.6 and $36.9 for the six months ended October 31, 2015 and 2014, respectively. This differs from interest expense due to the timing of payments, amortization of fair value swap adjustments, effect of the interest rate swap, amortization of debt issuance costs, and capitalized interest.

Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.

Note 7: Pensions and Other Postretirement Benefits

The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Service cost	$4.4	$1.9	$0.5	$0.5
Interest cost	6.9	5.7	0.7	0.6
Expected return on plan assets	(8.3)	(6.2)	—	—
Recognized net actuarial loss (gain)	2.7	2.5	(0.1)	—
Prior service cost (credit)	0.2	0.3	(0.2)	(0.3)
Curtailment gain	(0.8)	—	(0.1)	—

Net periodic benefit cost	$5.1	$4.2	$0.8	$0.8

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Service cost	$9.1	$3.9	$1.1	$1.1
Interest cost	13.9	11.4	1.4	1.2
Expected return on plan assets	(16.7)	(12.5)	—	—
Recognized net actuarial loss (gain)	5.4	5.0	(0.1)	—
Prior service cost (credit)	0.4	0.5	(0.5)	(0.6)
Curtailment gain	(4.5)	—	(0.1)	—

Net periodic benefit cost	$7.6	$8.3	$1.8	$1.7

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

Commodity Price Management: We enter into commodity futures and options contracts to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, corn, edible oils, soybean meal, wheat, and milk. We also enter into commodity futures and options contracts to manage price risk for energy input costs, including diesel fuel and natural gas. The derivative instruments generally have maturities of less than one year.

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

During 2015, we entered into a series of forward-starting interest rate swaps to hedge a portion of the interest rate risk related to our anticipated issuance of Senior Notes. The notional hedged amount was $1.1 billion, with expected maturity tenors of 10, 20, and 30 years. The swap agreements were designated as cash flow hedges, where changes in fair value are recorded in other comprehensive income (loss). In March 2015, in conjunction with the pricing of the Senior Notes, we terminated the interest rate swaps prior to maturity. The termination resulted in a net loss of $4.0, which will be amortized over the life of the remaining debt as an increase to interest expense and approximately $0.2 per year will be recognized beginning in 2026 through 2045. For additional information, see Note 6: Debt and Financing Arrangements.

During 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. We received cash flows from the counterparty at a fixed rate and paid the counterparty variable rates based on LIBOR. In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes prior to maturity. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The remaining benefit was deferred and will be recognized over the remaining life of the underlying debt as a reduction of future interest expense. We recognized $2.2 in 2015 and an additional $3.7 through October 31, 2015. The remaining will be recognized as follows: $3.7 through the remainder of 2016, $7.6 in 2017, $7.8 in 2018, $8.0 in 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022. For additional information, see Note 6: Debt and Financing Arrangements.

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2015
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$7.8	$19.0	$3.3	$4.7
Foreign currency exchange contracts	2.7	0.5	—	—

Total derivative instruments	$10.5	$19.5	$3.3	$4.7

	April 30, 2015
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$6.4	$23.9	$0.2	$3.8
Foreign currency exchange contracts	4.8	1.0	—	—

Total derivative instruments	$11.2	$24.9	$0.2	$3.8

We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At October 31, 2015 and April 30, 2015, we maintained cash margin account balances of $24.8 and $38.2, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

The following table presents information on pre-tax commodity contract net gains recognized on derivatives designated as cash flow hedges prior to May 1, 2014, and pre-tax losses related to the termination of prior interest rate swaps.

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Gains reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	$—	$11.8	$—	$18.8
Losses reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(0.2)	(0.2)	(0.3)	(0.3)

Change in accumulated other comprehensive loss	$0.2	$(11.6)	$0.3	$(18.5)

Included as a component of accumulated other comprehensive loss at October 31, 2015 and April 30, 2015, were deferred pre-tax losses of $7.9 and $8.2, respectively, related to the termination of interest rate swaps. The related tax benefit recognized in accumulated other comprehensive loss was $2.9 at October 31, 2015 and April 30, 2015. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as qualified hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
(Losses) gains on commodity contracts	$(7.9)	$0.7	$(26.9)	$(20.4)
Gains on foreign currency exchange contracts	0.3	3.0	8.6	2.4

Total (losses) gains recognized in cost of products sold	$(7.6)	$3.7	$(18.3)	$(18.0)

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

The following table presents the activity in unallocated derivative gains and losses.

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Net (losses) gains on mark-to-market valuation of unallocated derivative positions	$(7.6)	$3.7	$(18.3)	$(18.0)
Net losses on derivative positions reclassified to segment operating profit	13.6	3.9	14.3	4.2

Unallocated derivative gains (losses)	$6.0	$7.6	$(4.0)	$(13.8)

The net cumulative unallocated derivative losses at October 31, 2015, were $24.4, of which $18.9 were realized and will be reclassified to segment operating profit when the related inventory is sold.

The following table presents the gross contract notional value of outstanding derivative contracts.

	October 31, 2015	April 30, 2015
Commodity contracts	$601.5	$640.6
Foreign currency exchange contracts	163.3	136.4

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

The following table provides information on the carrying amounts and fair values of our financial instruments.

	October 31, 2015		April 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$47.6	$47.6	$48.4	$48.4
Derivative financial instruments – net	(10.4)	(10.4)	(17.3)	(17.3)
Long-term debt	(5,494.5)	(5,520.0)	(5,944.9)	(6,011.3)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at October 31, 2015
Other investments: (A)
Equity mutual funds	$9.0	$—	$—	$9.0
Municipal obligations	—	37.8	—	37.8
Money market funds	0.8	—	—	0.8
Derivative financial instruments: (B)
Commodity contracts – net	(0.1)	(12.5)	—	(12.6)
Foreign currency exchange contracts – net	(0.1)	2.3	—	2.2
Long-term debt (C)	(4,418.4)	(1,101.6)	—	(5,520.0)

Total financial instruments measured at fair value	$(4,408.8)	$(1,074.0)	$—	$(5,482.8)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2015
Other investments: (A)
Equity mutual funds	$9.7	$—	$—	$9.7
Municipal obligations	—	37.9	—	37.9
Money market funds	0.8	—	—	0.8
Derivative financial instruments: (B)
Commodity contracts – net	(12.4)	(8.7)	—	(21.1)
Foreign currency exchange contracts – net	(0.2)	4.0	—	3.8
Long-term debt (C)	(4,459.0)	(1,552.3)	—	(6,011.3)

Total financial instruments measured at fair value	$(4,461.1)	$(1,519.1)	$—	$(5,980.2)

(A)	Other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs which are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of October 31, 2015, our municipal obligations are scheduled to mature as follows: $0.5 in 2016, $1.2 in 2017, $1.1 in 2018, $2.9 in 2019, and the remaining $32.1 in 2020 and beyond.
(B)	Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets.
(C)	Long-term debt is comprised of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the Term Loan is based on the net present value of each interest and principal payment calculated, utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements. For additional information, see Note 6: Debt and Financing Arrangements.

Note 10: Income Taxes

During the three-month period ended October 31, 2015, the effective tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, offset by state income taxes.

During the six-month period ended October 31, 2015, the effective tax rate varied from the U.S. statutory income tax rate primarily due to state income taxes, partially offset to some extent by the domestic manufacturing deduction.

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

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2015	$(2.3)	$(5.2)	$(105.6)	$3.3	$(109.8)
Reclassification adjustments	—	0.3	7.3	—	7.6
Current period charge	(22.9)	—	(1.5)	(0.6)	(25.0)
Income tax (expense) benefit	—	(0.1)	(1.7)	0.2	(1.6)

Balance at October 31, 2015	$(25.2)	$(5.0)	$(101.5)	$2.9	$(128.8)

	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2014	$31.7	$15.3	$(102.0)	$3.4	$(51.6)
Reclassification adjustments	—	(18.5)	4.0	—	(14.5)
Current period (charge) credit	(14.4)	—	0.6	0.9	(12.9)
Income tax benefit (expense)	—	6.8	(1.7)	(0.3)	4.8

Balance at October 31, 2014	$17.3	$3.6	$(99.1)	$4.0	$(74.2)

(A)	Of the total losses reclassified from accumulated other comprehensive loss, $0.2 of expense was reclassified to interest expense related to the terminated interest rate swap for the three months ended October 31, 2015 and 2014, and $0.3 of expense was reclassified for the six months ended October 31, 2015 and 2014. Of the total losses reclassified from accumulated other comprehensive loss, $11.8 and $18.8 of income was reclassified to cost of products sold related to commodity derivatives for the three and six months ended October 31, 2014, respectively.
(B)	Of the total amortization of net losses reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expense for the six months ended October 31, 2015 and 2014, $2.5 and $1.8 was reclassified for the three months ended October 31, 2015 and 2014, respectively.

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

Although we believe the working capital adjustment presented to DMFI is appropriate and is in accordance with the terms of the Purchase Agreement, a mutually agreed upon independent certified public accounting firm ruled in favor of DMFI’s interpretation of how the working capital should be calculated. In connection with such ruling, we are currently recalculating the original working capital amount, which could result in a materially different adjustment. We cannot currently predict the ultimate outcome of this adjustment and have not recorded a receivable or liability in Big Heart’s opening balance sheet. We will continue to vigorously defend Big Heart’s position and to evaluate the facts of this dispute in existence at the acquisition date in estimating the fair value of the receivable or liability at that time, which may result in an adjustment to the opening balance sheet during the measurement period as defined by FASB ASC 805, Business Combinations.

Note 13: Common Shares

The following table sets forth common share information.

	October 31, 2015	April 30, 2015
Common shares authorized	300,000,000	300,000,000
Common shares outstanding	119,677,175	119,577,333
Treasury shares	26,820,555	26,920,397

We did not repurchase any common shares in the first six months of 2016 and, at October 31, 2015, we had approximately 10.0 million common shares available for repurchase under the Board’s authorizations.

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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended October 31, 2015
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$827.2	$341.7	$2,316.1	$(1,407.3)	$2,077.7
Cost of products sold	629.8	314.3	1,755.1	(1,408.8)	1,290.4

Gross Profit	197.4	27.4	561.0	1.5	787.3
Selling, distribution, and administrative expenses and other special project costs	62.7	10.2	347.5	—	420.4
Amortization	1.0	—	52.0	—	53.0
Other operating expense – net	—	—	0.1	—	0.1

Operating Income	133.7	17.2	161.4	1.5	313.8
Interest (expense) income – net	(42.8)	0.3	(0.1)	—	(42.6)
Other income (expense) – net	0.6	0.1	(2.3)	—	(1.6)
Equity in net earnings of subsidiaries	116.8	32.0	17.3	(166.1)	—

Income Before Income Taxes	208.3	49.6	176.3	(164.6)	269.6
Income taxes	32.3	0.1	61.2	—	93.6

Net Income	176.0	49.5	115.1	(164.6)	176.0
Other comprehensive income (loss), net of tax	2.1	0.2	(0.9)	0.7	2.1

Comprehensive Income	$178.1	$49.7	$114.2	$(163.9)	$178.1

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended October 31, 2014
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$804.6	$346.4	$1,785.6	$(1,454.8)	$1,481.8
Cost of products sold	650.0	313.4	1,444.6	(1,462.7)	945.3

Gross Profit	154.6	33.0	341.0	7.9	536.5
Selling, distribution, and administrative expenses and other special project costs	50.5	14.0	190.7	—	255.2
Amortization	1.1	—	24.1	—	25.2
Other operating (income) expense – net	(0.3)	1.5	0.1	—	1.3

Operating Income	103.3	17.5	126.1	7.9	254.8
Interest (expense) income – net	(16.4)	0.3	(0.1)	—	(16.2)
Other income – net	0.2	—	0.1	—	0.3
Equity in net earnings of subsidiaries	104.3	35.6	17.5	(157.4)	—

Income Before Income Taxes	191.4	53.4	143.6	(149.5)	238.9
Income taxes	33.1	0.1	47.4	—	80.6

Net Income	158.3	53.3	96.2	(149.5)	158.3
Other comprehensive (loss) income, net of tax	(17.3)	(6.8)	(18.8)	25.6	(17.3)

Comprehensive Income	$141.0	$46.5	$77.4	$(123.9)	$141.0

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Six Months Ended October 31, 2015
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,588.0	$639.9	$4,550.1	$(2,748.3)	$4,029.7
Cost of products sold	1,239.7	586.5	3,436.9	(2,749.4)	2,513.7

Gross Profit	348.3	53.4	1,113.2	1.1	1,516.0
Selling, distribution, and administrative expenses and other special project costs	124.9	20.8	685.2	—	830.9
Amortization	2.1	—	103.9	—	106.0
Other operating (income) expense – net	(0.1)	0.4	(2.1)	—	(1.8)

Operating Income	221.4	32.2	326.2	1.1	580.9
Interest (expense) income – net	(87.4)	0.6	(0.2)	—	(87.0)
Other income (expense) – net	3.5	0.1	(5.1)	—	(1.5)
Equity in net earnings of subsidiaries	223.2	65.2	32.3	(320.7)	—

Income Before Income Taxes	360.7	98.1	353.2	(319.6)	492.4
Income taxes	48.3	0.2	131.5	—	180.0

Net Income	312.4	97.9	221.7	(319.6)	312.4
Other comprehensive (loss) income, net of tax	(19.0)	0.5	(23.2)	22.7	(19.0)

Comprehensive Income	$293.4	$98.4	$198.5	$(296.9)	$293.4

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Six Months Ended October 31, 2014
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,511.7	$636.8	$3,303.4	$(2,646.3)	$2,805.6
Cost of products sold	1,232.8	576.6	2,625.8	(2,644.8)	1,790.4

Gross Profit	278.9	60.2	677.6	(1.5)	1,015.2
Selling, distribution, and administrative expenses and other special project costs	103.3	26.2	387.7	—	517.2
Amortization	2.1	—	48.0	—	50.1
Other operating (income) expense – net	(0.3)	1.9	(0.1)	—	1.5

Operating Income	173.8	32.1	242.0	(1.5)	446.4
Interest (expense) income – net	(34.0)	0.6	(0.2)	—	(33.6)
Other income – net	1.5	—	0.1	—	1.6
Equity in net earnings of subsidiaries	181.8	74.4	32.1	(288.3)	—

Income Before Income Taxes	323.1	107.1	274.0	(289.8)	414.4
Income taxes	48.8	0.2	91.1	—	140.1

Net Income	274.3	106.9	182.9	(289.8)	274.3
Other comprehensive (loss) income, net of tax	(22.6)	(10.8)	(25.8)	36.6	(22.6)

Comprehensive Income	$251.7	$96.1	$157.1	$(253.2)	$251.7

CONDENSED CONSOLIDATING BALANCE SHEETS	October 31, 2015
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$7.0	$—	$132.0	$—	$139.0
Inventories	—	165.2	885.1	1.1	1,051.4
Other current assets	546.3	10.0	279.1	(19.8)	815.6

Total Current Assets	553.3	175.2	1,296.2	(18.7)	2,006.0
Property, Plant, and Equipment – Net	288.9	578.0	794.6	—	1,661.5
Investments in Subsidiaries	14,801.5	4,244.8	305.3	(19,351.6)	—
Intercompany Receivable	—	358.6	567.1	(925.7)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	4,919.7	—	6,001.7
Other intangible assets – net	498.6	—	6,340.6	—	6,839.2
Other noncurrent assets	56.3	9.8	120.3	—	186.4

Total Other Noncurrent Assets	1,636.9	9.8	11,380.6	—	13,027.3

Total Assets	$17,280.6	$5,366.4	$14,343.8	$(20,296.0)	$16,694.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$682.4	$78.7	$391.5	$(19.9)	$1,132.7
Noncurrent Liabilities
Long-term debt	5,494.5	—	—	—	5,494.5
Deferred income taxes	112.8	—	2,364.5	—	2,477.3
Intercompany payable	3,501.5	—	—	(3,501.5)	—
Other noncurrent liabilities	256.2	15.3	85.6	—	357.1

Total Noncurrent Liabilities	9,365.0	15.3	2,450.1	(3,501.5)	8,328.9

Total Liabilities	10,047.4	94.0	2,841.6	(3,521.4)	9,461.6

Total Shareholders’ Equity	7,233.2	5,272.4	11,502.2	(16,774.6)	7,233.2

Total Liabilities and Shareholders’ Equity	$17,280.6	$5,366.4	$14,343.8	$(20,296.0)	$16,694.8

CONDENSED CONSOLIDATING BALANCE SHEETS	April 30, 2015
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$7.1	$—	$118.5	$—	$125.6
Inventories	—	180.3	979.6	3.7	1,163.6
Other current assets	427.4	4.8	351.4	(12.6)	771.0

Total Current Assets	434.5	185.1	1,449.5	(8.9)	2,060.2
Property, Plant, and Equipment – Net	258.0	591.3	829.0	—	1,678.3
Investments in Subsidiaries	14,610.4	4,179.7	272.4	(19,062.5)	—
Intercompany Receivable	—	305.2	133.1	(438.3)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	4,929.6	—	6,011.6
Other intangible assets – net	501.1	—	6,449.2	—	6,950.3
Other noncurrent assets	55.6	10.5	116.1	—	182.2

Total Other Noncurrent Assets	1,638.7	10.5	11,494.9	—	13,144.1

Total Assets	$16,941.6	$5,271.8	$14,178.9	$(19,509.7)	$16,882.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$484.0	$82.6	$468.6	$(12.6)	$1,022.6
Noncurrent Liabilities
Long-term debt	5,944.9	—	—	—	5,944.9
Deferred income taxes	106.9	—	2,366.4	—	2,473.3
Intercompany payable	3,080.2	—	—	(3,080.2)	—
Other noncurrent liabilities	238.7	15.2	101.0	—	354.9

Total Noncurrent Liabilities	9,370.7	15.2	2,467.4	(3,080.2)	8,773.1

Total Liabilities	9,854.7	97.8	2,936.0	(3,092.8)	9,795.7

Total Shareholders’ Equity	7,086.9	5,174.0	11,242.9	(16,416.9)	7,086.9

Total Liabilities and Shareholders’ Equity	$16,941.6	$5,271.8	$14,178.9	$(19,509.7)	$16,882.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Six Months Ended October 31, 2015
	The J.M. Smucker	Subsidiary	Non-Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$102.3	$73.2	$405.0	$—	$580.5

Investing Activities
Business acquired, net of cash acquired	—	—	7.9	—	7.9
Additions to property, plant, and equipment	(56.3)	(20.3)	(40.8)	—	(117.4)
Proceeds from disposal of property, plant, and equipment	—	0.1	0.1	—	0.2
(Disbursements of) repayments from intercompany loans	—	(53.3)	(368.0)	421.3	—
Other – net	—	0.3	13.0	—	13.3

Net Cash (Used for) Provided by Investing Activities	(56.3)	(73.2)	(387.8)	421.3	(96.0)

Financing Activities
Short-term borrowings - net	144.0	—	—	—	144.0
Repayments of long-term debt	(450.0)	—	—	—	(450.0)
Quarterly dividends paid	(156.5)	—	—	—	(156.5)
Purchase of treasury shares	(7.4)	—	—	—	(7.4)
Intercompany payable	421.3	—	—	(421.3)	—
Other – net	2.5	—	—	—	2.5

Net Cash Used for Financing Activities	(46.1)	—	—	(421.3)	(467.4)

Effect of exchange rate changes on cash	—	—	(3.7)	—	(3.7)

Net (decrease) increase in cash and cash equivalents	(0.1)	—	13.5	—	13.4
Cash and cash equivalents at beginning of period	7.1	—	118.5	—	125.6

Cash and Cash Equivalents at End of Period	$7.0	$—	$132.0	—	$139.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Six Months Ended October 31, 2014
	The J.M. Smucker	Subsidiary	Non- Guarantor
	Company (Parent)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$(26.1)	$51.7	$58.3	$—	$83.9

Investing Activities
Businesses acquired, net of cash acquired	—	—	(80.3)	—	(80.3)
Additions to property, plant, and equipment	(24.2)	(44.3)	(45.2)	—	(113.7)
Equity investments in subsidiaries	(83.3)	—	—	83.3	—
Proceeds from disposal of property, plant, and equipment	—	1.1	0.1	—	1.2
(Disbursements of) repayments from intercompany loans	—	(5.1)	(60.5)	65.6	—
Other – net	—	(3.4)	2.1	—	(1.3)

Net Cash (Used for) Provided by Investing Activities	(107.5)	(51.7)	(183.8)	148.9	(194.1)

Financing Activities
Short-term borrowings—net	297.5	—	—	—	297.5
Repayments of long-term debt	(100.0)	—	—	—	(100.0)
Quarterly dividends paid	(123.9)	—	—	—	(123.9)
Purchase of treasury shares	(11.3)	—	—	—	(11.3)
Investments in subsidiaries	—	—	83.3	(83.3)	—
Intercompany payable	65.6	—	—	(65.6)	—
Other – net	9.4	—	—	—	9.4

Net Cash Provided by (Used for) Financing Activities	137.3	—	83.3	(148.9)	71.7

Effect of exchange rate changes on cash	—	—	(9.7)	—	(9.7)

Net increase (decrease) in cash and cash equivalents	3.7	—	(51.9)	—	(48.2)
Cash and cash equivalents at beginning of period	6.8	—	146.7	—	153.5

Cash and Cash Equivalents at End of Period	$10.5	$—	$94.8	$—	$105.3

Note 15: Subsequent Event

On November 2, 2015, we entered into a definitive agreement to sell our U.S. canned milk brands and operations to Eagle Family Foods Group LLC, a subsidiary of funds affiliated with Kelso & Company, and expect to close the transaction at the end of calendar 2015. The transaction includes canned milk products that are primarily sold in U.S. retail and foodservice channels under the Eagle Brand® and Magnolia® brands, along with other branded and private label trade names, with annual net sales of approximately $200.0. Our manufacturing facilities in El Paso, Texas, and Seneca, Missouri, will be included in the transaction, but our canned milk business in Canada will not be included.

The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment for the three and six months ended October 31, 2015. Additionally, the related assets and liabilities were classified as held for use in the Condensed Consolidated Balance Sheet as of October 31, 2015, as the held for sale criteria was not met until Board of Director approval was obtained in November 2015. On a pre-tax basis, we anticipate receiving approximately $200.0 in proceeds from the divestiture, which is subject to a final working capital adjustment, and will recognize a gain upon completion of the transaction. The pre-tax gain is estimated to be in the range of $20.0 to $30.0 based on the expected proceeds, including the assumed amount of working capital and the carrying value of the assets expected at the closing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dollars in millions, unless otherwise noted, except per share data

This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2015 and 2014. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted. Results for the quarter and six months ended October 31, 2015 and 2014, include Big Heart Pet Brands (“Big Heart”) since the completion of the acquisition on March 23, 2015, and Sahale Snacks, Inc. (“Sahale”) since the completion of the acquisition on September 2, 2014.

We are the owner of all trademarks, except for the following, which are used under license: Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC; Carnation® is a trademark of Société des Produits Nestlé S.A.; Dunkin’ Donuts is a registered trademark of DD IP Holder LLC; Sweet’N Low®, NatraTaste®, Sugar In The Raw®, and the other “In The Raw” trademarks are registered trademarks of Cumberland and its affiliates; and Douwe Egberts® and Pickwick® are registered trademarks of Jacobs Douwe Egberts. Borden® and Elsie are also trademarks used under license.

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

We expect to incur approximately $225.0 in one-time costs related to the Big Heart acquisition, consisting primarily of employee-related costs, outside service and consulting costs, and other costs directly related to the acquisition. These costs are anticipated to be incurred primarily over the next three years, with approximately one-half expected to be recognized in 2016. We have incurred costs of $94.5 related to the integration of Big Heart, including $33.7 and $58.5 in the second quarter and first six months of 2016, respectively.

We anticipate synergies related to the Big Heart acquisition to result in net realized savings of approximately $200.0 annually by the end of 2018. In 2016, we expect to realize $25.0 of these savings, of which $7.9 was realized during the first six months of the year.

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Net sales	$2,077.7	$1,481.8	$4,029.7	$2,805.6
Gross profit	$787.3	$536.5	$1,516.0	$1,015.2
% of net sales	37.9%	36.2%	37.6%	36.2%
Operating income	$313.8	$254.8	$580.9	$446.4
% of net sales	15.1%	17.2%	14.4%	15.9%
Net income:
Net income	$176.0	$158.3	$312.4	$274.3
Net income per common share – assuming dilution	$1.47	$1.55	$2.61	$2.69
Non-GAAP gross profit (A)	$784.3	$529.2	$1,526.1	$1,029.7
% of net sales	37.7%	35.7%	37.9%	36.7%
Non-GAAP operating income (A)	$341.4	$250.3	$644.5	$472.3
% of net sales	16.4%	16.9%	16.0%	16.8%
Non-GAAP income: (A)
Income	$194.4	$155.4	$352.8	$291.5
Income per common share – assuming dilution	$1.62	$1.53	$2.95	$2.86

(A)	Refer to “Non-GAAP Measures” located on page 32 for a reconciliation to the comparable GAAP financial measure.

Net sales increased 40 percent in the second quarter of 2016, driven by the Big Heart acquisition. The operating income increase of 23 percent was lower than the net sales increase, due to increased merger and integration costs, the addition of Big Heart selling, distribution, and administrative (“SD&A”) expenses, which represented a higher percentage of net sales than the remainder of the business, and increased amortization expense related to Big Heart finite-lived intangible assets. Operating income excluding certain items affecting comparability (“non-GAAP operating income”) increased 36 percent. Certain items affecting comparability include restructuring and merger and integration costs and unallocated gains and losses on commodity and foreign currency exchange derivatives. Net income per diluted share decreased 5 percent in the second quarter of 2016, while income per diluted share excluding certain items affecting comparability (“non-GAAP income per diluted share”) increased 6 percent. Both 2016 per share measures reflect the impact of the issuance of 17.9 million shares of our common stock and an increase in interest expense due to new borrowings. The shares issuance and new borrowings both occurred in the fourth quarter of 2015 to finance the Big Heart acquisition.

Net sales increased 44 percent in the first six months of 2016, driven by the Big Heart acquisition. The operating income increase of 30 percent was lower than the net sales increase, due to the addition of Big Heart SD&A expenses, which represented a higher percentage of net sales than the remainder of the business, increased amortization expense related to Big Heart finite-lived intangible assets, and increased merger and integration costs. Non-GAAP operating income increased 36 percent. Net income per diluted share decreased 3 percent in the first six months of 2016, while non-GAAP income per diluted share increased 3 percent. Both 2016 per share measures reflect the impact of the issuance of 17.9 million shares of our common stock, an increase in interest expense, and an increase in our effective tax rate.

Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
			Increase				Increase
	2015	2014	(Decrease)%		2015	2014	(Decrease)%
Net sales	$2,077.7	$1,481.8	$595.9	40%	$4,029.7	$2,805.6	$1,224.1	44%
Big Heart acquisition	(576.7)	—	(576.7)	(39)	(1,138.0)	—	(1,138.0)	(41)
Sahale acquisition	(4.3)	—	(4.3)	—	(12.0)	—	(12.0)	—
Foreign currency exchange	20.9	—	20.9	1	35.3	—	35.3	1

Net sales excluding acquisitions and foreign currency exchange (A)	$1,517.6	$1,481.8	$35.8	2%	$2,915.0	$2,805.6	$109.4	4%

Amounts may not add due to rounding.

(A)	Net sales excluding the noncomparable impact of acquisitions and foreign currency exchange is a non-GAAP measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

The net sales increase in the second quarter of 2016 reflects the contribution of $576.7 from Big Heart. Net sales excluding acquisitions and foreign currency exchange increased 2 percent, driven by favorable volume/mix led by the U.S. Retail Coffee segment, including the launch of Dunkin’ Donuts K-Cup® pods, which were introduced in May 2015. Net price realization was 3 percentage points lower, reflecting lower net pricing for coffee and peanut butter.

The net sales increase in the first six months of 2016 reflects the contribution of $1.1 billion from Big Heart. Net sales excluding acquisitions and foreign currency exchange increased 4 percent, driven by favorable volume/mix led by Dunkin’ Donuts K-Cup® pods. Net price realization was 1 percentage point lower, as the impact of lower net price realization for peanut butter was mostly offset by higher net pricing for coffee.

Operating Income

The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Gross profit	37.9%	36.2%	37.6%	36.2%
Selling, distribution, and administrative expenses:
Marketing	5.9	4.6	5.9	5.2
Selling	4.2	3.5	4.2	3.7
Distribution	3.0	2.7	3.1	2.8
General and administrative	5.7	6.1	6.1	6.4

Total selling, distribution, and administrative expenses	18.8%	17.0%	19.3%	18.0%

Amortization	2.5	1.7	2.6	1.8
Other special project costs	1.5	0.2	1.3	0.4
Other operating expense (income) – net	—	0.1	—	0.1

Operating income	15.1%	17.2%	14.4%	15.9%

Amounts may not add due to rounding.

Gross profit increased $250.8, or 47 percent, in the second quarter of 2016, primarily due to the addition of Big Heart. Excluding Big Heart, gross profit was higher, driven by Dunkin’ Donuts K-Cup® pods and other favorable volume/mix within the U.S. Retail Coffee segment. The impact of lower net pricing was offset by a reduction in commodity costs.

SD&A expenses increased $137.4, or 54 percent, in the second quarter of 2016, primarily driven by the addition of Big Heart, higher selling expense due to royalties related to Dunkin’ Donuts K-Cup® pods, and a planned increase in marketing expense.

Amortization expense increased $27.8 in the second quarter of 2016, primarily due to the addition of Big Heart finite-lived intangible assets during the fourth quarter of 2015.

Operating income increased $59.0, or 23 percent, in the second quarter of 2016, reflecting the addition of Big Heart, partially offset by an increase in merger and integration costs.

On a non-GAAP basis, gross profit excluding certain items affecting comparability (“non-GAAP gross profit”) increased $255.1, or 48 percent, in the second quarter of 2016 and non-GAAP operating income increased $91.1, or 36 percent.

Gross profit increased $500.8, or 49 percent, in the first six months of 2016, primarily due to the addition of Big Heart. Excluding Big Heart, gross profit was higher, driven by Dunkin’ Donuts K-Cup® pods.

SD&A expenses increased $271.6, or 54 percent, in the first six months of 2016, primarily driven by the addition of Big Heart and higher selling expense due to royalties related to Dunkin’ Donuts K-Cup® pods.

Amortization expense increased $55.9 in the first six months of 2016, primarily due to the addition of Big Heart finite-lived intangible assets.

Operating income increased $134.5, or 30 percent, in the first six months of 2016, reflecting the addition of Big Heart, partially offset by an increase in merger and integration costs.

Non-GAAP gross profit and non-GAAP operating income increased $496.4, or 48 percent, and $172.2, or 36 percent, respectively, in the first six months of 2016.

Interest Expense and Income Taxes

Net interest expense increased $26.4 and $53.4 in the second quarter and first six months of 2016, respectively, primarily due to the impact of the incremental interest related to the debt issued to partially finance the Big Heart acquisition.

Income taxes increased $13.0, or 16 percent, and $39.9, or 28 percent, in the second quarter and first six months of 2016, respectively, due to an increase in income before income taxes and a higher effective tax rate in 2016. The effective tax rate increased from 33.8 percent for the first six months of 2015 to 36.6 percent for the first six months of 2016, reflecting higher deferred state tax expense, including the impact of state tax law changes. We anticipate a full-year effective tax rate for 2016 of approximately 35.0 percent.

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

	Three Months Ended October 31,			Six Months Ended October 31,
			% Increase			% Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Net sales:
U.S. Retail Coffee	$586.1	$533.0	10%	$1,151.1	$1,035.7	11%
U.S. Retail Consumer Foods	644.0	664.4	(3)	1,226.2	1,246.8	(2)
U.S. Retail Pet Foods	566.7	—	n/a	1,116.6	—	n/a
International and Foodservice	280.9	284.4	(1)	535.8	523.1	2
Segment profit:
U.S. Retail Coffee	$161.7	$151.2	7%	$316.8	$288.8	10%
U.S. Retail Consumer Foods	125.4	125.6	—	242.9	243.7	—
U.S. Retail Pet Foods	88.2	—	n/a	178.2	—	n/a
International and Foodservice	50.0	37.6	33	80.5	68.1	18
Segment profit margin:
U.S. Retail Coffee	27.6%	28.4%		27.5%	27.9%
U.S. Retail Consumer Foods	19.5	18.9		19.8	19.5
U.S. Retail Pet Foods	15.6	—		16.0	—
International and Foodservice	17.8	13.2		15.0	13.0

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased 10 percent in the second quarter of 2016, reflecting favorable volume/mix, which contributed 13 percentage points of growth, primarily driven by Dunkin’ Donuts K-Cup® pods. The Folgers brand also contributed to net sales growth with a volume increase of 14 percent, driven by gains on mainstream roast and ground offerings, which more than offset lower net price realization for the brand. Segment profit increased $10.5, reflecting the contribution from Dunkin’ Donuts K-Cup® pods, other favorable volume/mix, and the benefit of lower costs, which was mostly offset by lower prices. These combined benefits to segment profit more than offset an increase in marketing expense.

The U.S. Retail Coffee segment net sales increased 11 percent in the first six months of 2016, reflecting favorable volume/mix, which contributed 9 percentage points of growth, driven by Dunkin’ Donuts K-Cup® pods. The Folgers brand also contributed to net sales growth due to higher net price realization, which was attributed to the net benefit of pricing actions taken since the beginning of fiscal 2015 and reduced promotional activities in 2016. Segment profit increased $28.0, reflecting higher net price realization, which more than offset higher costs. Dunkin’ Donuts K-Cup® pods also contributed significantly to profit growth.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales decreased 3 percent in the second quarter of 2016 as net price realization was lower, reflecting price declines on the Jif and Pillsbury brands in November 2014 and July 2015, respectively. Favorable volume/mix contributed 1 percentage point of growth to segment net sales, led by Smucker’s Uncrustables® frozen sandwiches and Eagle Brand canned milk. Segment profit was flat as lower net price realization and higher manufacturing overhead costs offset overall lower commodity costs, primarily for milk, peanuts, and oils, and the impact of favorable volume/mix. A portion of the higher overhead costs was related to our new peanut butter facility in Memphis, Tennessee.

The U.S. Retail Consumer Foods segment net sales decreased 2 percent in the first six months of 2016 as lower net price realization, primarily related to the price declines on the Jif and Pillsbury brands, more than offset favorable volume/mix and a $10.6 contribution from the Sahale business. The favorable volume/mix, which contributed 2 percentage points of growth to segment net sales, was led by Smucker’s Uncrustables frozen sandwiches and Jif peanut butter. Volume for Smucker’s Uncrustables and the Jif brand increased 25 percent and 3 percent, respectively. Segment profit was flat as lower net price realization and higher manufacturing overhead costs offset overall lower commodity costs, primarily for milk, peanuts, and oils, and the impact of favorable volume/mix.

U.S. Retail Pet Foods

In the second quarter of 2016, the U.S. Retail Pet Foods segment contributed net sales of $566.7, representing low single-digit percent growth compared to Big Heart’s results for the second quarter of the prior year, which were reported under previous ownership. The net sales increase was driven by growth in Milk-Bone dog snacks and the Natural Balance brand, while declines in Kibbles ‘n Bits dry dog food offset much of the overall growth. Profit decreased at a low double-digit percent rate from the comparable measure in the prior year, driven by higher amortization expense related to the acquisition and a planned increase in marketing expense in support of new item launches. This was partially offset by favorable volume/mix and lower commodity costs.

In the first six months of 2016, the U.S. Retail Pet Foods segment contributed net sales of $1.1 billion, representing low single-digit percent growth compared to Big Heart’s results for the first six months of the prior year, which were reported under previous ownership. The net sales increase was driven by distribution gains for the Natural Balance brand and growth in Milk-Bone dog snacks, which more than offset declines in Kibbles ‘n Bits dry dog food. Profit was comparable to Big Heart’s previously reported results, as favorable volume/mix and lower commodity costs offset higher amortization expense and lower net price realization, which was driven by incremental promotional activities.

International and Foodservice

International and Foodservice net sales decreased 1 percent in the second quarter of 2016 as an unfavorable $20.9 impact of foreign currency exchange more than offset the $10.0 contribution from Big Heart. Volume/mix was favorable, contributing 2 percentage points of growth to net sales. Segment profit increased $12.4, benefiting from higher net price realization in Canada which helped offset costs attributed to sourcing certain products from the U.S., reflecting the impact of a weaker Canadian dollar compared to a year ago. Favorable volume/mix in Foodservice, led by Smucker’s Uncrustables frozen sandwiches, also contributed to profit growth.

International and Foodservice net sales increased 2 percent in the first six months of 2016 as a $21.4 contribution from Big Heart and favorable volume/mix, which contributed 4 percentage points of growth to net sales, were mostly offset by an unfavorable $35.3 impact of foreign currency exchange. Segment profit increased $12.4, reflecting favorable volume/mix in Foodservice. In Canada, the benefit of higher net price realization and favorable volume/mix offset the impact of a weaker Canadian dollar compared to a year ago. We expect the impact of foreign currency exchange to remain unfavorable in the second half of 2016 and into next fiscal year.

Financial Condition – Liquidity and Capital Resources

Liquidity

On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents at October 31, 2015, was $139.0, compared to $125.6 at April 30, 2015.

We typically expect a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, the additional increase of coffee inventory in advance of the Atlantic hurricane season, and seasonal fruit procurement. We typically expect cash provided by operations in the second half of the fiscal year to significantly exceed the amount in the first half of the year, upon completion of the Fall Bake and Holiday period.

The following table presents selected cash flow information.

	Six Months Ended October 31,
	2015	2014
Net cash provided by operating activities	$580.5	$83.9
Net cash used for investing activities	(96.0)	(194.1)
Net cash (used for) provided by financing activities	(467.4)	71.7

Net cash provided by operating activities	$580.5	$83.9
Additions to property, plant, and equipment	(117.4)	(113.7)

Free cash flow (A)	$463.1	$(29.8)

(A)	Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

Operating activities in the first six months of 2016 netted to a significant source of cash, which is contrary to our historical experience. The increase in cash provided by operating activities was mainly due to an increase in net income adjusted for noncash items and a decrease in working capital, primarily related to inventory. We have established a working capital reduction target of $200.0, of which approximately 30 percent is expected to be achieved this year and the remainder in 2017. This initiative, as well as lower green coffee costs, drove the reduction in inventory during 2016.

Cash used for investing activities in the first six months of 2016 consisted primarily of $117.4 in capital expenditures, partially offset by the impact of a reduction in our derivative cash margin account balances during 2016, as compared to a slight increase during the first six months of 2015. Cash used for investing activities in the first six months of 2015 consisted primarily of $113.7 in capital expenditures and $80.3 related to the acquisition of Sahale.

Cash used for financing activities in the first six months of 2016 consisted primarily of a $450.0 prepayment on the $1.8 billion bank term loan and quarterly dividend payments of $156.5, partially offset by a $144.0 increase in short-term borrowings during 2016. Cash provided by financing activities in the first six months of 2015 consisted primarily of a $297.5 increase in short-term borrowings, mostly offset by the $100.0 repayment of certain Senior Notes and quarterly dividend payments of $123.9.

In 2013, Big Heart entered into a Purchase Agreement with Del Monte Pacific Limited and its subsidiary, Del Monte Foods Consumer Products, Inc. (which changed its name to Del Monte Foods, Inc.) (“DMFI”) under which Big Heart sold to DMFI its consumer products business. In connection with the closing of the transaction, Big Heart received a preliminary working capital adjustment of approximately $110.0, which was subject to a true-up in accordance with the terms of the Purchase Agreement. Big Heart made a claim of $16.3 for the working capital adjustment and, in June 2014, received a notice of disagreement from DMFI disputing the $16.3 working capital adjustment, as well as the incremental preliminary working capital adjustment of approximately $110.0 paid by DMFI at closing. Although we believe the working capital adjustment presented to DMFI is appropriate and is in accordance with the terms of the Purchase Agreement, a mutually agreed upon independent certified public accounting firm ruled in favor of DMFI’s interpretation of how the working capital should be calculated. In connection with such ruling, we are currently recalculating the original working capital amount, which could result in a materially different adjustment to Big Heart’s opening balance sheet and could significantly impact cash flows. For additional information, see Note 12: Contingencies.

Capital Resources

The following table presents our capital structure.

	October 31, 2015	April 30, 2015
Short-term borrowings	$370.0	$226.0
Long-term debt	5,494.5	5,944.9

Total debt	$5,864.5	$6,170.9
Shareholders’ equity	7,233.2	7,086.9

Total capital	$13,097.7	$13,257.8

In March 2015, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.8 billion. The full amount of the Term Loan was drawn on March 23, 2015, to partially finance the Big Heart acquisition. The weighted-average interest rate on the Term Loan at October 31, 2015, was 1.45 percent. The Term Loan requires quarterly amortization payments of 2.5 percent of the original principal amount starting in the third quarter of 2016. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required quarterly minimum payment obligations in direct order of maturity. As of October 31, 2015, we have prepaid $650.0 on the Term Loan to date, including $200.0 and $450.0 in the second quarter and first six months of 2016, respectively, and therefore no additional payments are required until July 31, 2019.

Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the Big Heart acquisition, and prepay our outstanding privately placed Senior Notes.

We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Additionally, under our commercial paper program, we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Along with the revolving credit facility, commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2015, we had $370.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.45 percent.

We are in compliance with all of our debt covenants. For additional information on our recent borrowings, sources of liquidity, and debt covenants, see Note 6: Debt and Financing Arrangements.

As of October 31, 2015, we had approximately 10.0 million common shares available for repurchase under Board of Directors’ authorizations.

We intend to utilize a portion of the cash we generate over the next three to five years for debt repayment, while continuing our current dividend policy and our investment in the business through capital expenditures. Absent any further material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under our commercial paper program and revolving credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, and interest and principal payments on debt outstanding. We now anticipate 2016 capital expenditures of approximately $220.0. The increase from our original estimate of $200.0 reflects plans to increase capacity at our Smucker’s Uncrustables facility in Scottsville, Kentucky, and to invest in a new pet research and development center in Orrville, Ohio. As of October 31, 2015, total cash and cash equivalents of $120.1 was held by our international subsidiaries. We do not intend to repatriate these funds to meet any of these cash requirements. Should we repatriate these funds, we will be required to pay taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Subsequent Event

On November 2, 2015, we entered into a definitive agreement to sell our U.S. canned milk brands and operations to Eagle Family Foods Group LLC, a subsidiary of funds affiliated with Kelso & Company, and expect to close the transaction at the end of calendar 2015. The transaction includes canned milk products that are primarily sold in U.S. retail and foodservice channels under the Eagle Brand and Magnolia brands, along with other branded and private label trade names, with annual net sales of approximately $200.0. Our manufacturing facilities in El Paso, Texas, and Seneca, Missouri, will be included in the transaction. However, our canned milk business in Canada is not included in the transaction.

The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment for the three and six months ended October 31, 2015. On a pre-tax basis, we anticipate receiving approximately $200.0 in proceeds from the divestiture, which is subject to a final working capital adjustment, and expect to recognize a gain upon completion of the transaction, estimated to be in the range of $20.0 to $30.0.

Non-GAAP Measures

We use non-GAAP financial measures including: net sales excluding the noncomparable impact of acquisitions and foreign currency exchange; non-GAAP gross profit, operating income, income, and income per diluted share, and free cash flow, as key measures for purposes of evaluating performance internally. In addition, non-GAAP income per diluted share and free cash flow are used as components of the Board of Director’s measurement of performance for incentive compensation purposes. We believe that these measures provide useful information to investors because they are the measures we use to evaluate performance on a comparable year-over-year basis. Non-GAAP profit measures exclude certain items affecting comparability which include restructuring and merger and integration costs (“special project costs”) and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”). The special project costs in the table below relate to specific restructuring and merger and integration projects that are each nonrecurring in nature and can significantly affect the year-over-year assessment of operating results. Unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts and also affect comparability on a year-over-year basis. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure. See page 29 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Gross profit reconciliation:
Gross profit	$787.3	$536.5	$1,516.0	$1,015.2
Unallocated derivative (gains) losses	(6.0)	(7.6)	4.0	13.8
Cost of products sold – special project costs	3.0	0.3	6.1	0.7

Non-GAAP gross profit	$784.3	$529.2	$1,526.1	$1,029.7
Operating income reconciliation:
Operating income	$313.8	$254.8	$580.9	$446.4
Unallocated derivative (gains) losses	(6.0)	(7.6)	4.0	13.8
Cost of products sold – special project costs	3.0	0.3	6.1	0.7
Other special project costs	30.6	2.8	53.5	11.4

Non-GAAP operating income	$341.4	$250.3	$644.5	$472.3

Net income reconciliation:
Net income	$176.0	$158.3	$312.4	$274.3
Income taxes	93.6	80.6	180.0	140.1
Unallocated derivative (gains) losses	(6.0)	(7.6)	4.0	13.8
Cost of products sold – special project costs	3.0	0.3	6.1	0.7
Other special project costs	30.6	2.8	53.5	11.4

Non-GAAP income before income taxes	$297.2	$234.4	$556.0	$440.3
Income taxes, as adjusted	102.8	79.0	203.2	148.8

Non-GAAP income	$194.4	$155.4	$352.8	$291.5
Weighted-average shares – assuming dilution	119,680,574	101,824,624	119,657,766	101,800,782
Non-GAAP income per common share – assuming dilution	$1.62	$1.53	$2.95	$2.86

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.

The following table summarizes our contractual obligations by fiscal year at October 31, 2015.

					2021 and
	Total	2016	2017-2018	2019-2020	beyond
Long-term debt obligations (A)	$5,500.0	$—	$500.0	$1,600.0	$3,400.0
Interest payments (B)	2,083.3	83.4	348.3	342.6	1,309.0
Operating lease obligations (C)	204.2	29.2	76.2	50.6	48.2
Purchase obligations (D)	1,082.3	712.1	365.1	5.1	—
Other liabilities (E)	325.2	26.3	42.2	21.8	234.9

Total	$9,195.0	$851.0	$1,331.8	$2,020.1	$4,992.1

(A)	Excludes the impact of offering discounts, make-whole payments, and debt issuance costs.
(B)	Includes interest payments on our long-term debt, which reflects estimated payments for our variable-rate debt based on the current interest rate outlook.
(C)	Includes the minimum rental commitments under non-cancelable operating leases.
(D)	Includes agreements that are enforceable and legally bind us to purchase goods or services, including certain obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials, packaging supplies, and co-pack arrangements. We expect to receive consideration for these purchase obligations in the form of materials. These purchase obligations do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated.
(E)	Mainly consists of projected commitments associated with our defined benefit pension and other postretirement benefit plans. The liability for unrecognized tax benefits and tax-related net interest of $49.7 under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk: The fair value of our cash and cash equivalents at October 31, 2015, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.

We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet, and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no net impact on earnings. In 2015, we entered into a series of forward-starting interest rate swaps to partially hedge the risk of an increase in the benchmark interest rate during the period leading up to the anticipated issuance of our long-term Senior Notes. The interest rate swaps were designated as cash flow hedges with an aggregate notional amount of $1.1 billion. In March 2015, in conjunction with the pricing of the series of Senior Notes, we terminated the interest rate swaps prior to maturity. The termination resulted in a net loss of $4.0, which will be amortized over the life of the remaining debt. We entered into an interest rate swap during 2014 on a portion of fixed-rate Senior Notes, which was designated as a fair value hedge, in an effort to achieve a mix of variable-rate versus fixed-rate debt under favorable market conditions. In January 2015, we terminated this interest rate swap agreement prior to maturity. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long term debt and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. At October 31, 2015, the remaining benefit of $47.6 was recorded as an increase in the long-term debt balance.

Based on our overall interest rate exposure as of and during the six months ended October 31, 2015, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at October 31, 2015, would increase the fair value of our long-term debt by $382.9.

Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2015, are not expected to result in a significant impact on future earnings or cash flows.

We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the gains and losses on all foreign currency forwards and options contracts are immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of October 31, 2015, a hypothetical 10 percent change in exchange rates would result in a $15.9 loss of fair value.

Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during the six-month period ended October 31, 2015. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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

	October 31, 2015	April 30, 2015
High	$45.8	$39.6
Low	18.9	19.3
Average	31.5	28.6

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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	our ability to successfully integrate acquired businesses in a timely and cost-effective manner and retain key suppliers, customers, and employees;

•	our ability to achieve synergies and cost savings related to the Big Heart acquisition in the amounts and within the time frames currently anticipated;

•	our ability to generate sufficient cash flow to meet our deleveraging objectives;

•	volatility of commodity, energy, and other input costs;

•	risks associated with derivative and purchasing strategies we employ to manage commodity pricing risks;

•	the availability of reliable transportation on acceptable terms;

•	our ability to implement and realize the full benefit of price changes, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses, including the introduction of new products;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents, extreme weather, and natural disasters;

•	the concentration of certain of our businesses with key customers and suppliers, including single-source suppliers of certain key raw materials and finished goods, and our ability to manage and maintain key relationships;

•	the timing and amount of capital expenditures and share repurchases;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the outcome of tax examinations, changes in tax laws, and other tax matters;

•	foreign currency and interest rate fluctuations;

•	our ability to successfully complete the canned milk divestiture, which is subject to obtaining necessary approvals and consents for the transaction, fulfillment of other transaction conditions, and economic conditions; and

•	risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the Securities and Exchange Commission.

Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing of this Quarterly Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2015 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares That
	Total Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs
August 1, 2015 - August 31, 2015	1,815	$112.58	—	10,004,661
September 1, 2015 - September 30, 2015	676	115.40	—	10,004,661
October 1, 2015 - October 31, 2015	1,998	118.12	—	10,004,661

Total	4,489	$115.47	—	10,004,661

Information set forth in the table above represents the activity in our second fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)	As of October 31, 2015, there were 10,004,661 common shares available for future repurchase.

Item 6. Exhibits.

See the Index of Exhibits that appears on Page No. 42 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 4, 2015	THE J. M. SMUCKER COMPANY

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