Form 10-Q
period 2016-01-31
J M SMUCKER Co
filed 2016-03-03
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5111
 ___________________________________________________
THE J. M. SMUCKER COMPANY
(Exact name of registrant as specified in its charter)
___________________________________________________

Ohio	34-0538550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Strawberry Lane
Orrville, Ohio	44667-0280
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (330) 682-3000

N/A
(Former name, former address and former fiscal year, if changed since last report)
 ___________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 119,684,293 common shares outstanding on March 1, 2016.
The Exhibit Index is located at Page No. 42.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2016	2015	2016	2015
Net sales	$1,973.9	$1,440.0	$6,003.6	$4,245.6
Cost of products sold	1,210.1	917.1	3,723.8	2,707.5
Gross Profit	763.8	522.9	2,279.8	1,538.1
Selling, distribution, and administrative expenses	381.1	237.3	1,158.5	743.1
Amortization	52.2	25.2	158.2	75.3
Other special project costs (A)	41.4	5.9	94.9	17.3
Other operating (income) expense – net	(29.2)	(0.6)	(31.0)	0.9
Operating Income	318.3	255.1	899.2	701.5
Interest expense – net	(43.6)	(16.8)	(130.6)	(50.4)
Other income (expense) – net	0.6	0.1	(0.9)	1.7
Income Before Income Taxes	275.3	238.4	767.7	652.8
Income taxes	90.0	77.5	270.0	217.6
Net Income	$185.3	$160.9	$497.7	$435.2
Earnings per common share:
Net Income	$1.55	$1.58	$4.16	$4.28
Net Income - Assuming Dilution	$1.55	$1.58	$4.16	$4.28
Dividends Declared per Common Share	$0.67	$0.64	$2.01	$1.92

(A)	Other special project costs includes restructuring and merger and integration costs. For more information on businesses acquired, see Note 3: Acquisitions.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2016	2015	2016	2015
Net income	$185.3	$160.9	$497.7	$435.2
Other comprehensive loss:
Foreign currency translation adjustments	(21.5)	(35.2)	(44.4)	(49.6)
Cash flow hedging derivative activity, net of tax	0.1	(5.9)	0.3	(17.6)
Pension and other postretirement benefit plans activity, net of tax	3.0	5.5	7.1	8.4
Available-for-sale securities activity, net of tax	0.4	0.3	—	0.9
Total Other Comprehensive Loss	(18.0)	(35.3)	(37.0)	(57.9)
Comprehensive Income	$167.3	$125.6	$460.7	$377.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2016	April 30, 2015
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$140.5	$125.6
Trade receivables, less allowance for doubtful accounts	503.8	430.1
Inventories:
Finished products	622.2	815.0
Raw materials	319.8	348.6
Total Inventory	942.0	1,163.6
Other current assets	212.1	340.9
Total Current Assets	1,798.4	2,060.2
Property, Plant, and Equipment
Land and land improvements	114.5	113.7
Buildings and fixtures	718.5	666.3
Machinery and equipment	1,850.6	1,783.8
Construction in progress	73.1	135.3
Gross Property, Plant, and Equipment	2,756.7	2,699.1
Accumulated depreciation	(1,132.8)	(1,020.8)
Total Property, Plant, and Equipment	1,623.9	1,678.3
Other Noncurrent Assets
Goodwill	5,944.9	6,011.6
Other intangible assets – net	6,715.0	6,950.3
Other noncurrent assets	199.3	182.2
Total Other Noncurrent Assets	12,859.2	13,144.1
Total Assets	$16,281.5	$16,882.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$371.0	$402.8
Accrued trade marketing and merchandising	145.3	104.9
Short-term borrowings	138.0	226.0
Other current liabilities	351.7	288.9
Total Current Liabilities	1,006.0	1,022.6
Noncurrent Liabilities
Long-term debt	5,146.3	5,944.9
Deferred income taxes	2,461.8	2,473.3
Other noncurrent liabilities	341.9	354.9
Total Noncurrent Liabilities	7,950.0	8,773.1
Total Liabilities	8,956.0	9,795.7
Shareholders’ Equity
Common shares	29.9	29.9
Additional capital	6,027.4	6,007.7
Retained income	1,415.0	1,159.2
Amount due from ESOP Trust	—	(0.1)
Accumulated other comprehensive loss	(146.8)	(109.8)
Total Shareholders’ Equity	7,325.5	7,086.9
Total Liabilities and Shareholders’ Equity	$16,281.5	$16,882.6
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2016	2015
Operating Activities
Net income	$497.7	$435.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165.5	114.1
Amortization	158.2	75.3
Share-based compensation expense	26.9	15.9
Gain on divestiture	(25.3)	—
Loss on disposal of assets – net	3.8	4.3
Other noncash adjustments	(1.5)	(0.6)
Defined benefit pension contributions	(2.4)	(4.3)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(79.0)	(65.3)
Inventories	192.1	(16.5)
Other current assets	27.7	43.0
Accounts payable	(14.8)	(68.9)
Accrued liabilities	108.1	(60.5)
Proceeds from settlement of interest rate swap	—	53.5
Income and other taxes	66.7	8.2
Other – net	(0.9)	(21.8)
Net Cash Provided by Operating Activities	1,122.8	511.6
Investing Activities
Business acquired, net of cash acquired	7.9	(80.5)
Equity investment in affiliate	(16.0)	—
Additions to property, plant, and equipment	(160.8)	(162.1)
Proceeds from divestiture	193.7	—
Proceeds from disposal of property, plant, and equipment	0.2	1.6
Other – net	5.7	(12.0)
Net Cash Provided by (Used for) Investing Activities	30.7	(253.0)
Financing Activities
Short-term (repayments) borrowings - net	(88.0)	15.6
Repayments of long-term debt	(800.0)	(100.0)
Quarterly dividends paid	(236.5)	(189.0)
Purchase of treasury shares	(7.8)	(15.3)
Other – net	2.6	10.3
Net Cash Used for Financing Activities	(1,129.7)	(278.4)
Effect of exchange rate changes on cash	(8.9)	(22.0)
Net increase (decrease) in cash and cash equivalents	14.9	(41.8)
Cash and cash equivalents at beginning of period	125.6	153.5
Cash and Cash Equivalents at End of Period	$140.5	$111.7
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
Operating results for the nine-month period ended January 31, 2016, are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2015.
Note 2: Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 will be effective for us on May 1, 2019, and will require a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented and exclude any leases that expired before the date of initial application. We are currently evaluating the impact the application of 2016-02 will have on our financial statements and disclosures.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet in order to simplify the presentation of deferred income taxes. Although ASU 2015-17 is not effective for us until May 1, 2017, we will elect early adoption, as permitted, and will classify all deferred tax liabilities and assets as noncurrent on the balance sheet as of April 30, 2016, in accordance with ASU 2015-17.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that adjustments identified during the measurement period be made to provisional amounts recognized in a business combination in the reporting period in which the acquirer determines the adjustments, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for us on May 1, 2016, but we have elected early adoption, as permitted. Based on early adoption of this ASU, effective with the reporting period beginning August 1, 2015, we will no longer revise prior period results for adjustments to provisional amounts. For additional information, see Note 3: Acquisitions.
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
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt. ASU 2015-03 is effective for us on May 1, 2016, but we have elected early adoption, as permitted. As of April 30, 2015, we reclassified debt issuance costs associated with our long-term debt from other noncurrent assets to long-term debt to conform to ASU 2015-03. For additional information, see Note 7: Debt and Financing Arrangements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Under the original issuance, the standard would have been effective for us on May 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with

Customers (Topic 606) Deferral of the Effective Date which extends the standard effective date by one year. As a result of this issuance, the standard will be effective for us on May 1, 2018, with the option to early adopt at the original effective date. Although we are still evaluating the standard, we do not expect this guidance to have a material impact on our results of operations or financial position.
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
The total consideration paid in connection with the acquisition was $5.9 billion, as set forth below, which included the issuance of 17.9 million of our common shares to BAG’s shareholders, valued at $2.0 billion based on the average stock price of our common shares on March 23, 2015. After the closing of the transaction, we had approximately 120.0 million common shares outstanding. We assumed $2.6 billion in debt, including Big Heart’s senior secured term loan and senior notes, and we paid an additional $1.2 billion in cash, net of a working capital adjustment. As part of the transaction, new debt of $5.5 billion was borrowed, as discussed in Note 7: Debt and Financing Arrangements.
The following table summarizes the purchase price of the Big Heart acquisition.

Shares issued	$2,035.5
Assumed debt from Big Heart	2,630.2
Cash consideration, net of cash acquired	1,232.1
Total purchase price	$5,897.8
The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of Big Heart’s operations, including $580.3 and $1.7 billion in revenue and $72.4 and $203.4 in operating income, are included in our condensed consolidated financial statements for the three and nine months ended January 31, 2016, respectively.
Total one-time costs related to the acquisition are anticipated to be approximately $225.0; however, the costs are trending higher than the original estimate for 2016 and we are in the process of evaluating the total expected one-time costs which will be updated as necessary by the end of 2016. The one-time costs are expected to primarily consist of employee-related costs, outside service and consulting costs, and other costs related to the acquisition, and are anticipated to be incurred primarily through 2018. We incurred costs of $44.4 and $102.9 during the three and nine months ended January 31, 2016, respectively, resulting in total costs of $138.9 from the date of acquisition, that were related to the merger and integration of Big Heart. The majority of these charges were reported in other special project costs in the Condensed Statement of Consolidated Income. The employee-related costs are recognized over the estimated future service period of the affected employees and the remaining costs are expensed as incurred. In addition, we anticipate synergies related to the Big Heart acquisition to result in net realized savings of approximately $200.0 annually by the end of 2018.
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
In accordance with ASU 2015-16, as discussed in Note 2: Recently Issued Accounting Standards, we will no longer revise prior period results for adjustments to preliminary amounts recognized as part of our business acquisition. Changes to these preliminary fair values during the second quarter of 2016 resulted in a net adjustment to goodwill of $1.1, which is attributable to the finalization of certain liabilities and the related impact on deferred taxes. There were no adjustments to goodwill during the third quarter of 2016.
During the first quarter of 2016, prior to our adoption of ASU 2015-16, changes to the preliminary fair values were retrospectively applied to the Condensed Consolidated Balance Sheet as of April 30, 2015. The changes included a net adjustment to goodwill of $1.8, which resulted from a favorable working capital adjustment and the finalization of the estimated fair value of an equity method investment. During the second quarter of 2016, the equity method investment was subsequently written off upon exiting the relationship with Natural Blend Vegetable Dehydration, LLC. The write off had an immaterial impact on the results of operations for the nine months ended January 31, 2016.
The following table summarizes the preliminary fair values at January 31, 2016, of the assets acquired and liabilities assumed at the acquisition date.

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
As a result of the acquisition, we recognized a total of $2.9 billion of goodwill, of which $77.8 is remaining as deductible for tax purposes at January 31, 2016. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities across our segments. The final allocation of goodwill to our reporting units was not complete as of January 31, 2016. In addition, certain estimated values for the acquisition, including goodwill, intangible assets, contingent liabilities, and income taxes, are not yet finalized. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values of the assets and liabilities assumed at the date of acquisition during the measurement period as defined under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations, which ends on March 23, 2016.
The purchase price was preliminarily allocated to the identifiable intangible assets acquired as follows:

Intangible assets with finite lives:
Customer relationships (25-year useful life)	$2,289.8
Trademarks (15-year useful life)	257.0
Intangible assets with indefinite lives:
Trademarks	1,463.0
Total intangible assets	$4,009.8

Big Heart’s results of operations are included in our consolidated financial statements from the date of the transaction. Had the transaction occurred at the beginning of the full comparable prior year period, the unaudited pro forma consolidated results would have been as follows:

	Three Months Ended January 31, 2015	Nine Months Ended January 31, 2015
Net sales	$2,029.9	$5,930.7
Net income	194.1	490.5
Net income per common share - assuming dilution	1.62	4.10
The unaudited pro forma consolidated results are based on our historical financial statements and those of Big Heart, and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the full comparable prior year period. The most significant pro forma adjustments relate to amortization of intangible assets, higher interest expense associated with the bank term loan and long-term notes, and the impact of additional common shares issued as a result of the acquisition. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.
In addition to the Big Heart acquisition, on September 2, 2014, we completed the acquisition of Sahale Snacks, Inc. (“Sahale”), a privately-held manufacturer and marketer of premium, branded nut and fruit snacks for $80.5 in cash, net of a working capital adjustment. As a result, Sahale became a wholly-owned subsidiary of the Company. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocation included total intangible assets of $30.4. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as a result, the excess was allocated to goodwill. Valuations resulted in Sahale goodwill of $46.9, and the entire amount was assigned to the U.S. Retail Consumer Foods segment. The results of operations of Sahale are included in the condensed consolidated financial statements from the date of the transaction and did not have a material impact on the three and nine months ended January 31, 2016.
Note 4: Divestiture
On November 2, 2015, we entered into a definitive agreement to sell our U.S. canned milk brands and operations to Eagle Family Foods Group LLC, a subsidiary of funds affiliated with Kelso & Company, and we closed the transaction on December 31, 2015. The transaction included canned milk products that were primarily sold in U.S. retail and foodservice channels under the Eagle Brand® and Magnolia® brands, along with other branded and private label trade names, with annual net sales of approximately $200.0. Our manufacturing facilities in El Paso, Texas, and Seneca, Missouri, were included in the transaction, but our canned milk business in Canada was not included.
The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment prior to selling the business on December 31, 2015. We received proceeds from the divestiture of $193.7, which were net of transaction costs and the working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $25.3 for the three and nine months ended January 31, 2016, which is included in other operating (income) expense - net within the Condensed Statements of Consolidated Income.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Net sales:
U.S. Retail Coffee	$575.5	$571.8	$1,726.6	$1,607.5
U.S. Retail Consumer Foods	569.8	600.8	1,796.0	1,847.6
U.S. Retail Pet Foods	570.9	—	1,687.5	—
International and Foodservice	257.7	267.4	793.5	790.5
Total net sales	$1,973.9	$1,440.0	$6,003.6	$4,245.6
Segment profit:
U.S. Retail Coffee	$175.9	$150.5	$492.7	$439.3
U.S. Retail Consumer Foods	128.0	120.7	370.9	364.4
U.S. Retail Pet Foods	97.2	—	275.4	—
International and Foodservice	43.3	41.7	123.8	109.8
Total segment profit	$444.4	$312.9	$1,262.8	$913.5
Interest expense – net	(43.6)	(16.8)	(130.6)	(50.4)
Unallocated derivative gains (losses)	6.7	13.4	2.7	(0.4)
Cost of products sold – special project costs	(3.1)	(0.4)	(9.2)	(1.1)
Other special project costs	(41.4)	(5.9)	(94.9)	(17.3)
Corporate administrative expenses	(88.3)	(64.9)	(262.2)	(193.2)
Other income (expense) – net	0.6	0.1	(0.9)	1.7
Income before income taxes	$275.3	$238.4	$767.7	$652.8

Note 6: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Net income	$185.3	$160.9	$497.7	$435.2
Less: Net income allocated to participating securities	0.8	1.0	2.2	2.9
Net income allocated to common stockholders	$184.5	$159.9	$495.5	$432.3
Weighted-average common shares outstanding	119,167,720	101,190,896	119,138,552	101,114,223
Add: Dilutive effect of stock options	52,585	675	25,356	4,132
Weighted-average common shares outstanding – assuming dilution	119,220,305	101,191,571	119,163,908	101,118,355
Net income per common share	$1.55	$1.58	$4.16	$4.28
Net income per common share – assuming dilution	$1.55	$1.58	$4.16	$4.28
Note 7: Debt and Financing Arrangements
Long-term debt consists of the following:

	January 31, 2016		April 30, 2015
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
1.75% Senior Notes due March 15, 2018	$500.0	$497.7	$500.0	$496.9
2.50% Senior Notes due March 15, 2020	500.0	495.2	500.0	494.3
3.50% Senior Notes due October 15, 2021	750.0	791.0	750.0	796.0
3.00% Senior Notes due March 15, 2022	400.0	395.8	400.0	395.3
3.50% Senior Notes due March 15, 2025	1,000.0	992.5	1,000.0	991.9
4.25% Senior Notes due March 15, 2035	650.0	642.1	650.0	641.8
4.38% Senior Notes due March 15, 2045	600.0	584.2	600.0	583.8
Term Loan Credit Agreement due March 23, 2020	750.0	747.8	1,550.0	1,544.9
Total long-term debt	$5,150.0	$5,146.3	$5,950.0	$5,944.9

(A)	Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of interest rate swaps, offering discounts, and capitalized debt issuance costs.
In March 2015, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.8 billion. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The weighted-average interest rate on the Term Loan at January 31, 2016, was 1.68 percent. The Term Loan requires quarterly amortization payments of 2.5 percent of the original principal amount starting in the third quarter of 2016. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required quarterly minimum payment obligations in direct order of maturity. As of January 31, 2016, we have prepaid $1.0 billion on the Term Loan to date, including $350.0 and $800.0 in the third quarter and first nine months of 2016, respectively, and therefore no additional payments are required until final maturity of the loan agreement on March 23, 2020.
Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the Big Heart acquisition, and prepay our privately placed Senior Notes.
All of our Senior Notes outstanding at January 31, 2016, are unsecured and interest is paid semiannually. There are no required scheduled principal payments on our Senior Notes. We may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.

During 2015, we entered into a series of forward-starting interest rate swaps that were designated as cash flow hedges. In conjunction with the pricing of the series of Senior Notes, we terminated the interest rate swaps prior to maturity, resulting in a net loss of $4.0, which will be amortized over the life of the remaining debt. During 2014, we entered into an interest rate swap designated as a fair value hedge of the underlying debt obligation. Upon termination of the interest rate swap agreement in 2015, we received $58.1 in cash and recorded a deferred gain of $53.5. At January 31, 2016, the remaining benefit of $45.7 was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. For additional information, see Note 9: Derivative Financial Instruments.
We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. At January 31, 2016, we did not have a balance outstanding under the revolving credit facility.
During 2015, we entered into a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2016, we had $138.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program at a weighted-average interest rate of 0.65 percent.
Interest paid totaled $4.2 and $18.0 for the three months ended January 31, 2016 and 2015, respectively, and $89.8 and $54.9 for the nine months ended January 31, 2016 and 2015, respectively. These amounts differ from interest expense due to the timing of payments, amortization of fair value swap adjustments, effect of the interest rate swap, amortization of debt issuance costs, and capitalized interest.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 8: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Service cost	$4.4	$2.0	$0.6	$0.6
Interest cost	6.9	5.6	0.8	0.6
Expected return on plan assets	(8.1)	(6.2)	—	—
Recognized net actuarial loss (gain)	2.8	2.5	(0.1)	—
Prior service cost (credit)	0.1	0.2	(0.4)	(0.3)
Curtailment gain	(1.4)	—	—	—
Net periodic benefit cost	$4.7	$4.1	$0.9	$0.9

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Service cost	$13.5	$5.9	$1.7	$1.7
Interest cost	20.8	17.0	2.2	1.8
Expected return on plan assets	(24.8)	(18.7)	—	—
Recognized net actuarial loss (gain)	8.2	7.5	(0.2)	—
Prior service cost (credit)	0.5	0.7	(0.9)	(0.9)
Curtailment gain	(5.9)	—	(0.1)	—
Net periodic benefit cost	$12.3	$12.4	$2.7	$2.6

Note 9: Derivative Financial Instruments
We are exposed to market risks, such as changes in commodity prices, foreign currency exchange rates, and interest rates. To manage the volatility related to these exposures, we enter into various derivative transactions. We have policies in place that define acceptable instrument types we may enter into and establish controls to limit our market risk exposure.
Commodity Price Management: We enter into commodity futures and options contracts to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, corn, edible oils, soybean meal, and wheat. We also enter into commodity futures and options contracts to manage price risk for energy input costs, including diesel fuel and natural gas. The derivative instruments generally have maturities of less than one year.

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
During 2015, we entered into a series of forward-starting interest rate swaps to hedge a portion of the interest rate risk related to our anticipated issuance of Senior Notes. The notional hedged amount was $1.1 billion, with expected maturity tenors of 10, 20, and 30 years. The swap agreements were designated as cash flow hedges, where changes in fair value are recorded in other comprehensive income (loss). In March 2015, in conjunction with the pricing of the Senior Notes, we terminated the interest rate swaps prior to maturity. The termination resulted in a net loss of $4.0, which will be amortized over the life of the remaining debt as an increase to interest expense and approximately $0.2 per year will be recognized beginning in 2026 through 2045. For additional information, see Note 7: Debt and Financing Arrangements.
During 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. We received cash flows from the counterparty at a fixed rate and paid the counterparty variable rates based on LIBOR. In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes prior to maturity. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was deferred and will be recognized over the remaining life of the underlying debt as a reduction of future interest expense. We recognized $2.2 in 2015 and an additional $5.6 through January 31, 2016. The remaining gain will be recognized as follows: $1.8 through the remainder of 2016, $7.6 in 2017, $7.8 in 2018, $8.0 in 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022. For additional information, see Note 7: Debt and Financing Arrangements.

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets

	January 31, 2016
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$11.4	$29.5	$1.0	$4.4
Foreign currency exchange contracts	9.5	0.1	0.6	—
Total derivative instruments	$20.9	$29.6	$1.6	$4.4

	April 30, 2015
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$6.4	$23.9	$0.2	$3.8
Foreign currency exchange contracts	4.8	1.0	—	—
Total derivative instruments	$11.2	$24.9	$0.2	$3.8
We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At January 31, 2016 and April 30, 2015, we maintained cash margin account balances of $32.4 and $38.2, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.
The following table presents information on pre-tax commodity contract net gains recognized on derivatives designated as cash flow hedges prior to May 1, 2014, and pre-tax losses related to the termination of prior interest rate swaps.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Gains reclassified from accumulated other comprehensive loss to cost of products sold (effective portion)	$—	$9.6	$—	$28.4
Losses reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(0.1)	(0.1)	(0.4)	(0.4)
Change in accumulated other comprehensive loss	$0.1	$(9.5)	$0.4	$(28.0)
Included as a component of accumulated other comprehensive loss at January 31, 2016 and April 30, 2015, were deferred pre-tax losses of $7.7 and $8.2, respectively, related to the termination of interest rate swaps. The related tax benefit recognized in accumulated other comprehensive loss was $2.8 and $2.9 at January 31, 2016 and April 30, 2015, respectively. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Losses on commodity contracts	$(23.3)	$(13.9)	$(50.2)	$(34.3)
Gains on foreign currency exchange contracts	10.4	11.7	19.0	14.1
Total losses recognized in cost of products sold	$(12.9)	$(2.2)	$(31.2)	$(20.2)

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
The following table presents the activity in unallocated derivative gains and losses.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Net losses on mark-to-market valuation of unallocated derivative positions	$(12.9)	$(2.2)	$(31.2)	$(20.2)
Net losses on derivative positions reclassified to segment operating profit	19.6	15.6	33.9	19.8
Unallocated derivative gains (losses)	$6.7	$13.4	$2.7	$(0.4)
The net cumulative unallocated derivative losses at January 31, 2016, were $17.8, of which $4.7 were realized and will be reclassified to segment operating profit when the related inventory is sold.
The following table presents the gross contract notional value of outstanding derivative contracts.

	January 31, 2016	April 30, 2015
Commodity contracts	$712.0	$640.6
Foreign currency exchange contracts	177.8	136.4
Note 10: Other Financial Instruments and Fair Value Measurements
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2016		April 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$48.3	$48.3	$48.4	$48.4
Derivative financial instruments – net	(11.5)	(11.5)	(17.3)	(17.3)
Long-term debt	(5,146.3)	(5,187.0)	(5,944.9)	(6,011.3)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2016
Other investments: (A)
Equity mutual funds	$9.6	$—	$—	$9.6
Municipal obligations	—	37.7	—	37.7
Money market funds	1.0	—	—	1.0
Derivative financial instruments: (B)
Commodity contracts – net	(7.8)	(13.7)	—	(21.5)
Foreign currency exchange contracts – net	0.8	9.2	—	10.0
Long-term debt (C)	(4,436.0)	(751.0)	—	(5,187.0)
Total financial instruments measured at fair value	$(4,432.4)	$(717.8)	$—	$(5,150.2)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2015
Other investments: (A)
Equity mutual funds	$9.7	$—	$—	$9.7
Municipal obligations	—	37.9	—	37.9
Money market funds	0.8	—	—	0.8
Derivative financial instruments: (B)
Commodity contracts – net	(12.4)	(8.7)	—	(21.1)
Foreign currency exchange contracts – net	(0.2)	4.0	—	3.8
Long-term debt (C)	(4,459.0)	(1,552.3)	—	(6,011.3)
Total financial instruments measured at fair value	$(4,461.1)	$(1,519.1)	$—	$(5,980.2)

(A)
Other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs which are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2016, our municipal obligations are scheduled to mature as follows: $0.4 in 2016, $1.0 in 2017, $1.1 in 2018, $2.9 in 2019, and the remaining $32.3 in 2020 and beyond.

(B)
Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets.

(C)
Long-term debt is comprised of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the Term Loan is based on the net present value of each interest and principal payment calculated, utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements. For additional information, see Note 7: Debt and Financing Arrangements.

Note 11: Income Taxes
During the three-month period ended January 31, 2016, the effective tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, offset by state income taxes.
During the nine-month period ended January 31, 2016, the effective tax rate varied from the U.S. statutory income tax rate primarily due to state income taxes, partially offset to some extent by the domestic manufacturing deduction.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $2.2, primarily as a result of expiring statute of limitations periods.
Note 12: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, including the reclassification adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2015	$(2.3)	$(5.2)	$(105.6)	$3.3	$(109.8)
Reclassification adjustments	—	0.4	10.5	—	10.9
Current period (charge) credit	(44.4)	—	1.3	—	(43.1)
Income tax expense	—	(0.1)	(4.7)	—	(4.8)
Balance at January 31, 2016	$(46.7)	$(4.9)	$(98.5)	$3.3	$(146.8)

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2014	$31.7	$15.3	$(102.0)	$3.4	$(51.6)
Reclassification adjustments	—	(28.0)	10.6	—	(17.4)
Current period (charge) credit	(49.6)	—	1.7	1.4	(46.5)
Income tax benefit (expense)	—	10.4	(3.9)	(0.5)	6.0
Balance at January 31, 2015	$(17.9)	$(2.3)	$(93.6)	$4.3	$(109.5)

(A)
Of the total losses reclassified from accumulated other comprehensive loss, $0.1 of expense was reclassified to interest expense related to the terminated interest rate swap for both the three months ended January 31, 2016 and 2015, and $0.4 of expense was reclassified for both the nine months ended January 31, 2016 and 2015. Of the total gains and losses reclassified from accumulated other comprehensive loss, $9.6 and $28.4 of income was reclassified to cost of products sold related to commodity derivatives for the three and nine months ended January 31, 2015, respectively.

(B)
Of the total amortization of net losses reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expense for the nine months ended January 31, 2016 and 2015, $3.2 and $6.6 was reclassified for the three months ended January 31, 2016 and 2015, respectively.

Note 13: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings. We cannot predict with certainty the ultimate results of these proceedings or reasonably determine a range of potential loss. Our policy is to accrue costs for contingent liabilities when such liabilities are probable and amounts can be reasonably estimated. Based on the information known to date, and subject to the discussion below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
On October 9, 2013, Big Heart entered into a Purchase Agreement with Del Monte Pacific Limited and its subsidiary, Del Monte Foods Consumer Products, Inc. (which changed its name to Del Monte Foods, Inc.) (“DMFI”). Big Heart sold to DMFI the interests of certain subsidiaries related to Big Heart’s consumer products business and generally all assets and liabilities primarily related to the consumer products business for a purchase price of $1.7 billion, subject to a post-closing working capital adjustment. In connection with the closing of the transaction, Big Heart received approximately $110.0 in incremental proceeds representing the preliminary working capital adjustment subject to a true-up in accordance with the terms of the Purchase Agreement. In May 2014, Big Heart made a claim of an additional $16.3 for the final working capital adjustment related to the sale of the consumer products business. In June 2014, Big Heart received a notice of disagreement from DMFI disputing the $16.3 final working capital adjustment, as well as the incremental preliminary working capital adjustment of approximately $110.0 paid by DMFI at closing.
Although we believe the working capital adjustment presented to DMFI was appropriate and was in accordance with the terms of the Purchase Agreement, a mutually agreed upon independent certified public accounting firm ruled in favor of DMFI with respect to certain aspects of the methodology by which the working capital adjustment should be calculated. In connection with such ruling, we have resubmitted the original working capital adjustment, which is currently under review by DMFI. We cannot currently predict the ultimate outcome of this adjustment and have not recorded a receivable or liability in Big Heart’s opening balance sheet. We will continue to vigorously defend Big Heart’s position and to evaluate the facts of this dispute in existence at the acquisition date in estimating the fair value of the receivable or liability at that time, which may result in an adjustment to the opening balance sheet during the measurement period as defined by FASB ASC 805, Business Combinations.
Note 14: Common Shares
The following table sets forth common share information.

	January 31, 2016	April 30, 2015
Common shares authorized	300,000,000	300,000,000
Common shares outstanding	119,685,003	119,577,333
Treasury shares	26,812,727	26,920,397
We did not repurchase any common shares in the first nine months of 2016 and, at January 31, 2016, we had approximately 10.0 million common shares available for repurchase under the Board’s authorizations.
Note 15: Guarantor and Non-Guarantor Financial Information
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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended January 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$784.7	$289.6	$2,190.5	$(1,290.9)	$1,973.9
Cost of products sold	591.4	264.3	1,651.9	(1,297.5)	1,210.1
Gross Profit	193.3	25.3	538.6	6.6	763.8
Selling, distribution, and administrative expenses and other special project costs	72.9	9.6	340.0	—	422.5
Amortization	0.3	—	51.9	—	52.2
Other operating income – net	(24.6)	—	(4.6)	—	(29.2)
Operating Income	144.7	15.7	151.3	6.6	318.3
Interest (expense) income – net	(43.8)	0.3	(0.1)	—	(43.6)
Other (expense) income – net	(1.7)	0.1	2.2	—	0.6
Equity in net earnings of subsidiaries	119.2	36.5	15.8	(171.5)	—
Income Before Income Taxes	218.4	52.6	169.2	(164.9)	275.3
Income taxes	33.1	0.1	56.8	—	90.0
Net Income	185.3	52.5	112.4	(164.9)	185.3
Other comprehensive (loss) income, net of tax	(18.0)	0.2	(19.8)	19.6	(18.0)
Comprehensive Income	$167.3	$52.7	$92.6	$(145.3)	$167.3

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended January 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$773.4	$281.9	$1,680.2	$(1,295.5)	$1,440.0
Cost of products sold	604.8	256.2	1,355.7	(1,299.6)	917.1
Gross Profit	168.6	25.7	324.5	4.1	522.9
Selling, distribution, and administrative expenses and other special project costs	53.2	12.8	177.2	—	243.2
Amortization	1.1	—	24.0	0.1	25.2
Other operating expense (income) – net	0.5	(1.2)	0.1	—	(0.6)
Operating Income	113.8	14.1	123.2	4.0	255.1
Interest (expense) income – net	(17.0)	0.3	(0.1)	—	(16.8)
Other income (expense) – net	0.2	0.1	(0.2)	—	0.1
Equity in net earnings of subsidiaries	95.9	29.4	14.3	(139.6)	—
Income Before Income Taxes	192.9	43.9	137.2	(135.6)	238.4
Income taxes	32.0	0.1	45.4	—	77.5
Net Income	160.9	43.8	91.8	(135.6)	160.9
Other comprehensive (loss) income, net of tax	(35.3)	(5.0)	(36.9)	41.9	(35.3)
Comprehensive Income	$125.6	$38.8	$54.9	$(93.7)	$125.6

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Nine Months Ended January 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,372.7	$929.5	$6,740.6	$(4,039.2)	$6,003.6
Cost of products sold	1,831.1	850.8	5,088.8	(4,046.9)	3,723.8
Gross Profit	541.6	78.7	1,651.8	7.7	2,279.8
Selling, distribution, and administrative expenses and other special project costs	197.8	30.4	1,025.2	—	1,253.4
Amortization	2.4	—	155.8	—	158.2
Other operating (income) expense – net	(24.7)	0.4	(6.7)	—	(31.0)
Operating Income	366.1	47.9	477.5	7.7	899.2
Interest (expense) income – net	(131.2)	0.9	(0.3)	—	(130.6)
Other income (expense) – net	1.8	0.2	(2.9)	—	(0.9)
Equity in net earnings of subsidiaries	342.4	101.7	48.1	(492.2)	—
Income Before Income Taxes	579.1	150.7	522.4	(484.5)	767.7
Income taxes	81.4	0.3	188.3	—	270.0
Net Income	497.7	150.4	334.1	(484.5)	497.7
Other comprehensive (loss) income, net of tax	(37.0)	0.7	(43.0)	42.3	(37.0)
Comprehensive Income	$460.7	$151.1	$291.1	$(442.2)	$460.7

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Nine Months Ended January 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,285.1	$918.7	$4,983.6	$(3,941.8)	$4,245.6
Cost of products sold	1,837.6	832.8	3,981.5	(3,944.4)	2,707.5
Gross Profit	447.5	85.9	1,002.1	2.6	1,538.1
Selling, distribution, and administrative expenses and other special project costs	156.5	39.0	564.9	—	760.4
Amortization	3.2	—	72.0	0.1	75.3
Other operating expense – net	0.2	0.7	—	—	0.9
Operating Income	287.6	46.2	365.2	2.5	701.5
Interest (expense) income – net	(51.0)	0.9	(0.3)	—	(50.4)
Other income (expense) – net	1.7	0.1	(0.1)	—	1.7
Equity in net earnings of subsidiaries	277.7	103.8	46.4	(427.9)	—
Income Before Income Taxes	516.0	151.0	411.2	(425.4)	652.8
Income taxes	80.8	0.3	136.5	—	217.6
Net Income	435.2	150.7	274.7	(425.4)	435.2
Other comprehensive (loss) income, net of tax	(57.9)	(15.8)	(62.7)	78.5	(57.9)
Comprehensive Income	$377.3	$134.9	$212.0	$(346.9)	$377.3

CONDENSED CONSOLIDATING BALANCE SHEETS	January 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3.9	$—	$136.6	$—	$140.5
Inventories	—	144.7	789.6	7.7	942.0
Other current assets	443.9	11.8	268.4	(8.2)	715.9
Total Current Assets	447.8	156.5	1,194.6	(0.5)	1,798.4
Property, Plant, and Equipment – Net	297.5	576.2	750.2	—	1,623.9
Investments in Subsidiaries	14,894.7	4,281.5	321.3	(19,497.5)	—
Intercompany Receivable	—	390.9	877.9	(1,268.8)	—
Other Noncurrent Assets
Goodwill	1,033.0	—	4,911.9	—	5,944.9
Other intangible assets – net	430.3	—	6,284.7	—	6,715.0
Other noncurrent assets	57.5	10.1	131.7	—	199.3
Total Other Noncurrent Assets	1,520.8	10.1	11,328.3	—	12,859.2
Total Assets	$17,160.8	$5,415.2	$14,472.3	$(20,766.8)	$16,281.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$493.6	$74.7	$445.9	$(8.2)	$1,006.0
Noncurrent Liabilities
Long-term debt	5,146.3	—	—	—	5,146.3
Deferred income taxes	101.4	—	2,360.4	—	2,461.8
Intercompany payable	3,838.0	—	—	(3,838.0)	—
Other noncurrent liabilities	256.0	15.3	70.6	—	341.9
Total Noncurrent Liabilities	9,341.7	15.3	2,431.0	(3,838.0)	7,950.0
Total Liabilities	9,835.3	90.0	2,876.9	(3,846.2)	8,956.0
Total Shareholders’ Equity	7,325.5	5,325.2	11,595.4	(16,920.6)	7,325.5
Total Liabilities and Shareholders’ Equity	$17,160.8	$5,415.2	$14,472.3	$(20,766.8)	$16,281.5

CONDENSED CONSOLIDATING BALANCE SHEETS	April 30, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$7.1	$—	$118.5	$—	$125.6
Inventories	—	180.3	979.6	3.7	1,163.6
Other current assets	427.4	4.8	351.4	(12.6)	771.0
Total Current Assets	434.5	185.1	1,449.5	(8.9)	2,060.2
Property, Plant, and Equipment – Net	258.0	591.3	829.0	—	1,678.3
Investments in Subsidiaries	14,610.4	4,179.7	272.4	(19,062.5)	—
Intercompany Receivable	—	305.2	133.1	(438.3)	—
Other Noncurrent Assets
Goodwill	1,082.0	—	4,929.6	—	6,011.6
Other intangible assets – net	501.1	—	6,449.2	—	6,950.3
Other noncurrent assets	55.6	10.5	116.1	—	182.2
Total Other Noncurrent Assets	1,638.7	10.5	11,494.9	—	13,144.1
Total Assets	$16,941.6	$5,271.8	$14,178.9	$(19,509.7)	$16,882.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$484.0	$82.6	$468.6	$(12.6)	$1,022.6
Noncurrent Liabilities
Long-term debt	5,944.9	—	—	—	5,944.9
Deferred income taxes	106.9	—	2,366.4	—	2,473.3
Intercompany payable	3,080.2	—	—	(3,080.2)	—
Other noncurrent liabilities	238.7	15.2	101.0	—	354.9
Total Noncurrent Liabilities	9,370.7	15.2	2,467.4	(3,080.2)	8,773.1
Total Liabilities	9,854.7	97.8	2,936.0	(3,092.8)	9,795.7
Total Shareholders’ Equity	7,086.9	5,174.0	11,242.9	(16,416.9)	7,086.9
Total Liabilities and Shareholders’ Equity	$16,941.6	$5,271.8	$14,178.9	$(19,509.7)	$16,882.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Nine Months Ended January 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$245.8	$119.2	$757.8	$—	$1,122.8
Investing Activities
Business acquired, net of cash acquired	—	—	7.9	—	7.9
Equity investment in affiliate	—	—	(16.0)	—	(16.0)
Additions to property, plant, and equipment	(70.8)	(32.7)	(57.3)	—	(160.8)
Proceeds from divestiture	193.7	—	—	—	193.7
Proceeds from disposal of property, plant, and equipment	—	0.1	0.1	—	0.2
(Disbursements of) repayments from intercompany loans	—	(85.6)	(672.2)	757.8	—
Other – net	—	(1.0)	6.7	—	5.7
Net Cash Provided by (Used for) Investing Activities	122.9	(119.2)	(730.8)	757.8	30.7
Financing Activities
Short-term repayments - net	(88.0)	—	—	—	(88.0)
Repayments of long-term debt	(800.0)	—	—	—	(800.0)
Quarterly dividends paid	(236.5)	—	—	—	(236.5)
Purchase of treasury shares	(7.8)	—	—	—	(7.8)
Intercompany payable	757.8	—	—	(757.8)	—
Other – net	2.6	—	—	—	2.6
Net Cash Used for Financing Activities	(371.9)	—	—	(757.8)	(1,129.7)
Effect of exchange rate changes on cash	—	—	(8.9)	—	(8.9)
Net (decrease) increase in cash and cash equivalents	(3.2)	—	18.1	—	14.9
Cash and cash equivalents at beginning of period	7.1	—	118.5	—	125.6
Cash and Cash Equivalents at End of Period	$3.9	$—	$136.6	$—	$140.5

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Nine Months Ended January 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$162.7	$70.4	$278.5	$—	$511.6
Investing Activities
Businesses acquired, net of cash acquired	—	—	(80.5)	—	(80.5)
Additions to property, plant, and equipment	(36.0)	(68.9)	(57.2)	—	(162.1)
Equity investments in subsidiaries	(83.1)	—	—	83.1	—
Proceeds from disposal of property, plant, and equipment	—	1.1	0.5	—	1.6
Repayments from (Disbursements of) intercompany loans	—	4.2	(244.5)	240.3	—
Other – net	—	(6.8)	(5.2)	—	(12.0)
Net Cash (Used for) Provided by Investing Activities	(119.1)	(70.4)	(386.9)	323.4	(253.0)
Financing Activities
Short-term borrowings - net	15.6	—	—	—	15.6
Repayments of long-term debt	(100.0)	—	—	—	(100.0)
Quarterly dividends paid	(189.0)	—	—	—	(189.0)
Purchase of treasury shares	(15.3)	—	—	—	(15.3)
Investments in subsidiaries	—	—	83.1	(83.1)	—
Intercompany payable	240.3	—	—	(240.3)	—
Other – net	10.3	—	—	—	10.3
Net Cash (Used for) Provided by Financing Activities	(38.1)	—	83.1	(323.4)	(278.4)
Effect of exchange rate changes on cash	—	—	(22.0)	—	(22.0)
Net increase (decrease) in cash and cash equivalents	5.5	—	(47.3)	—	(41.8)
Cash and cash equivalents at beginning of period	6.8	—	146.7	—	153.5
Cash and Cash Equivalents at End of Period	$12.3	$—	$99.4	$—	$111.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollars in millions, unless otherwise noted, except per share data
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2016 and 2015. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted. Results for the quarter and nine months ended January 31, 2016 and 2015, include Big Heart Pet Brands (“Big Heart”) since the completion of the acquisition on March 23, 2015, and Sahale Snacks, Inc. (“Sahale”) since the completion of the acquisition on September 2, 2014.
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
Results of Operations

On December 31, 2015, we sold our U.S. canned milk brands and operations to Eagle Family Foods Group LLC, a subsidiary of funds affiliated with Kelso & Company. The transaction included canned milk products that were primarily sold in U.S. retail and foodservice channels under the Eagle Brand and Magnolia brands, along with other branded and private label trade names, with annual net sales of approximately $200.0. Our manufacturing facilities in El Paso, Texas, and Seneca, Missouri, were included in the transaction, but our canned milk business in Canada was not included. The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment prior to selling the business. We received proceeds from the divestiture of $193.7, which were net of transaction costs and the working capital adjustment. We recognized a pre-tax gain of $25.3 for the quarter and first nine months of 2016, which is included in other operating (income) expense - net within the Condensed Statements of Consolidated Income.

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
Total one-time costs related to the acquisition are anticipated to be approximately $225.0; however, the costs are trending higher than the original estimate for 2016 and we are in the process of evaluating the total expected one-time costs which will be updated as necessary by the end of 2016. The one-time costs consist primarily of employee-related costs, outside service and consulting costs, and other costs related to the acquisition, and are anticipated to be incurred primarily through 2018. We have incurred total costs of $138.9 related to the integration of Big Heart, including $44.4 and $102.9 in the third quarter and first nine months of 2016, respectively.

We anticipate synergies related to the Big Heart acquisition to result in net realized savings of approximately $200.0 annually by the end of 2018. In 2016, we expect to realize $35.0 of these savings, of which $19.5 was realized during the first nine months of the year.

	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015
Net sales	$1,973.9	$1,440.0	$6,003.6	$4,245.6
Gross profit	763.8	522.9	2,279.8	1,538.1
% of net sales	38.7%	36.3%	38.0%	36.2%
Operating income	318.3	255.1	899.2	701.5
% of net sales	16.1%	17.7%	15.0%	16.5%
Net income:
Net income	185.3	160.9	497.7	435.2
Net income per common share – assuming dilution	1.55	1.58	4.16	4.28
Non-GAAP gross profit (A)	760.2	509.9	2,286.3	1,539.6
% of net sales	38.5%	35.4%	38.1%	36.3%
Non-GAAP operating income (A)	356.1	248.0	1,000.6	720.3
% of net sales	18.0%	17.2%	16.7%	17.0%
Non-GAAP income: (A)
Income	210.7	156.3	563.5	447.8
Income per common share – assuming dilution	1.76	1.54	4.71	4.40

(A)	Refer to “Non-GAAP Measures” located on page 33 for a reconciliation to the comparable GAAP financial measure.
Net sales increased 37 percent in the third quarter of 2016, driven by the Big Heart acquisition. The operating income increase of 25 percent, which includes the gain on the divestiture of the U.S. canned milk business, was lower than the net sales increase, due to increased merger and integration costs, the addition of Big Heart selling, distribution, and administrative (“SD&A”) expenses, which represented a higher percentage of net sales than the remainder of the business, and increased amortization expense related to Big Heart finite-lived intangible assets. Operating income excluding certain items affecting comparability (“non-GAAP operating income”) increased 44 percent. Certain items affecting comparability include restructuring and merger and integration costs and unallocated gains and losses on commodity and foreign currency exchange derivatives. Net income per diluted share decreased 2 percent in the third quarter of 2016, while income per diluted share excluding certain items affecting comparability (“non-GAAP income per diluted share”) increased 14 percent. Both 2016 per share measures reflect the impact of the issuance of 17.9 million shares of our common stock, an increase in interest expense due to new borrowings, and the gain on the divestiture of the U.S. canned milk business. The shares issuance and new borrowings both occurred in the fourth quarter of 2015 to finance the Big Heart acquisition.
Net sales increased 41 percent in the first nine months of 2016, driven by the Big Heart acquisition. The operating income increase of 28 percent, which includes the gain on the divestiture of the U.S. canned milk business, was lower than the net sales increase, due to increased merger and integration costs, the addition of Big Heart SD&A expenses, which represented a higher percentage of net sales than the remainder of the business, and increased amortization expense related to Big Heart finite-lived intangible assets. Non-GAAP operating income increased 39 percent. Net income per diluted share decreased 3 percent in the first nine months of 2016, while non-GAAP income per diluted share increased 7 percent. Both 2016 per share measures reflect the impact of the issuance of 17.9 million shares of our common stock, the gain on the divestiture of the U.S. canned milk business, an increase in interest expense due to new borrowings, and an increase in our effective tax rate.

Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2016	2015	Increase (Decrease)	% of Net Sales	2016	2015	Increase (Decrease)	% of Net Sales
Net sales	$1,973.9	$1,440.0	$533.9	37%	$6,003.6	$4,245.6	$1,758.0	41%
Big Heart acquisition	(580.3)	—	(580.3)	(40)	(1,718.3)	—	(1,718.3)	(40)
Sahale acquisition	—	—	—	—	(12.0)	—	(12.0)	—
Milk divestiture	—	(11.0)	11.0	1	—	(11.0)	11.0	—
Foreign currency exchange	17.5	—	17.5	1	52.8	—	52.8	1
Net sales excluding acquisitions, divestiture, and foreign currency exchange (A)	$1,411.1	$1,429.0	$(17.9)	(1)%	$4,326.1	$4,234.6	$91.5	2%
Amounts may not add due to rounding.

(A)
Net sales excluding the noncomparable impact of acquisitions, divestiture, and foreign currency exchange is a non-GAAP measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

The net sales increase in the third quarter of 2016 reflects the contribution of $580.3 from Big Heart. Net sales excluding acquisition, divestiture, and foreign currency exchange decreased 1 percent. Net price realization was 2 percentage points lower, reflecting lower net pricing on coffee. Favorable volume/mix contributed 1 percentage point to net sales, as the contribution from Dunkin Donuts K-Cup® pods and Smucker's Uncrustables® frozen sandwiches was mostly offset by declines in several other brands, notably Folgers and Jif.
The net sales increase in the first nine months of 2016 reflects the contribution of $1.7 billion from Big Heart. Net sales excluding acquisitions, divestiture, and foreign currency exchange increased 2 percent, driven by favorable volume/mix led by Dunkin’ Donuts K-Cup® pods. Net price realization was 1 percentage point lower, driven mainly by Jif, Pillsbury, and Crisco.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Gross profit	38.7%	36.3%	38.0%	36.2%
Selling, distribution, and administrative expenses:
Marketing	6.1	4.2	6.0	4.8
Selling	3.7	3.5	4.1	3.6
Distribution	3.1	2.6	3.1	2.8
General and administrative	6.3	6.1	6.2	6.3
Total selling, distribution, and administrative expenses	19.3%	16.5%	19.3%	17.5%

Amortization	2.6%	1.8%	2.6%	1.8%
Other special project costs	2.1	0.4	1.6	0.4
Other operating (income) expense – net	(1.5)	—	(0.5)	—
Operating income	16.1%	17.7%	15.0%	16.5%
Amounts may not add due to rounding.

Gross profit increased $240.9, or 46 percent, in the third quarter of 2016, primarily due to the addition of Big Heart. Excluding Big Heart, gross profit was higher, driven by Dunkin’ Donuts K-Cup® pods. The impact of lower net pricing was more than offset by a reduction in commodity costs, primarily attributed to green coffee.

SD&A expenses increased $143.8, or 61 percent, in the third quarter of 2016, primarily driven by the addition of Big Heart and an increase in marketing expense within the U.S Retail Coffee and Consumer Foods segments.

Amortization expense increased $27.0 in the third quarter of 2016, primarily due to the addition of Big Heart finite-lived intangible assets during the fourth quarter of 2015.

Operating income increased $63.2, or 25 percent, in the third quarter of 2016, reflecting the addition of Big Heart and the gain on the divestiture of the U.S. canned milk business, partially offset by an increase in merger and integration costs.
Gross profit excluding certain items affecting comparability (“non-GAAP gross profit”) increased $250.3, or 49 percent, in the third quarter of 2016 and non-GAAP operating income increased $108.1, or 44 percent.
Gross profit increased $741.7, or 48 percent, in the first nine months of 2016, primarily due to the addition of Big Heart. Excluding Big Heart, gross profit was higher, driven by Dunkin’ Donuts K-Cup® pods.
SD&A expenses increased $415.4, or 56 percent, in the first nine months of 2016, primarily driven by the addition of Big Heart and higher selling expense due to royalties related to Dunkin’ Donuts K-Cup® pods.
Amortization expense increased $82.9 in the first nine months of 2016, primarily due to the addition of Big Heart finite-lived intangible assets.
Operating income increased $197.7, or 28 percent, in the first nine months of 2016, reflecting the addition of Big Heart and the gain on the divestiture of the U.S. canned milk business, partially offset by an increase in merger and integration costs.
Non-GAAP gross profit and non-GAAP operating income increased $746.7, or 48 percent, and $280.3, or 39 percent, respectively, in the first nine months of 2016.
Interest Expense and Income Taxes
Net interest expense increased $26.8 and $80.2 in the third quarter and first nine months of 2016, respectively, primarily due to the impact of the incremental interest related to the debt issued to partially finance the Big Heart acquisition.
Income taxes increased $12.5, or 16 percent, and $52.4, or 24 percent, in the third quarter and first nine months of 2016, respectively, due to an increase in income before income taxes and a higher effective tax rate in 2016. The effective tax rate increased from 33.3 percent for the first nine months of 2015 to 35.2 percent for the first nine months of 2016, reflecting higher state income tax expense, including the impact of state tax law changes. We anticipate a full-year effective tax rate for 2016 of approximately 35.0 percent, which does not include the impact of an estimated $50.0 noncash deferred tax benefit related to the integration of Big Heart into the Company, which is expected to be recognized in the fourth quarter of the fiscal year.
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

	Three Months Ended January 31,			Nine Months Ended January 31,
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$575.5	$571.8	1%	$1,726.6	$1,607.5	7%
U.S. Retail Consumer Foods	569.8	600.8	(5)	1,796.0	1,847.6	(3)
U.S. Retail Pet Foods	570.9	—	n/a	1,687.5	—	n/a
International and Foodservice	257.7	267.4	(4)	793.5	790.5	—
Segment profit:
U.S. Retail Coffee	$175.9	$150.5	17%	$492.7	$439.3	12%
U.S. Retail Consumer Foods	128.0	120.7	6	370.9	364.4	2
U.S. Retail Pet Foods	97.2	—	n/a	275.4	—	n/a
International and Foodservice	43.3	41.7	4	123.8	109.8	13
Segment profit margin:
U.S. Retail Coffee	30.6%	26.3%		28.5%	27.3%
U.S. Retail Consumer Foods	22.5	20.1		20.7	19.7
U.S. Retail Pet Foods	17.0	—		16.3	—
International and Foodservice	16.8	15.6		15.6	13.9
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased 1 percent in the third quarter of 2016, reflecting favorable volume/mix, which contributed 5 percentage points of growth, primarily driven by Dunkin’ Donuts K-Cup® pods and Folgers mainstream roast and ground offerings, partially offset by declines in Folgers K-Cup® pods. The favorable volume/mix was mostly offset by lower net price realization on Folgers mainstream roast and ground offerings. Segment profit increased $25.4, reflecting the contribution from Dunkin’ Donuts K-Cup® pods, favorable manufacturing overhead costs, and the net benefit of lower commodity costs and pricing. These factors were slightly offset by an increase in marketing expenses.
The U.S. Retail Coffee segment net sales increased 7 percent in the first nine months of 2016, reflecting favorable volume/mix, driven by Dunkin’ Donuts K-Cup® pods, partially offset by declines in Folgers K-Cup® pods. Segment profit increased $53.4, reflecting the contribution from Dunkin’ Donuts K-Cup® pods and the benefit of lower costs, slightly offset by an increase in marketing expenses.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased 5 percent in the third quarter of 2016, partially reflecting the impact of $9.4 of noncomparable net sales in the prior year related to the divested U.S. canned milk business. Unfavorable volume/mix contributed 3 percentage points to the net sales decline, driven by Jif peanut butter and Pillsbury baking mixes and frosting, and more than offset growth in Smucker’s Uncrustables frozen sandwiches. Net price realization was lower, reflecting double-digit price declines on the Pillsbury brand in July 2015. Segment profit increased $7.3, benefiting from a $25.3 gain on the U.S. canned milk divestiture. An increase in marketing expenses combined with, unfavorable volume/mix, driven mainly by Jif peanut butter and Pillsbury baking mixes and frosting, and lower net price realization and higher manufacturing overhead costs offset much of the gain on the divestiture.
The U.S. Retail Consumer Foods segment net sales decreased 3 percent in the first nine months of 2016, partially reflecting the impact of $9.4 of noncomparable net sales in the prior year related to the divested U.S. canned milk business. Lower net price realization, primarily related to the price declines on the Jif and Pillsbury brands, more than offset a $10.6 contribution from the Sahale business and favorable volume/mix. The favorable volume/mix, which contributed 1 percentage point of growth to segment net sales, was led by Smucker’s Uncrustables frozen sandwiches partially offset by Pillsbury baking mixes and frosting. Volume for Smucker’s Uncrustables increased 27 percent. Segment profit increased 2 percent driven mainly by the gain on the divestiture of the U.S. canned milk business. The gain was mostly offset by lower net price realization and higher manufacturing overhead costs that more than offset overall lower commodity costs, primarily for peanuts and oils.

U.S. Retail Pet Foods
In the third quarter of 2016, the U.S. Retail Pet Foods segment contributed net sales of $570.9, representing a low single-digit percent decline compared to Big Heart’s results for the third quarter of the prior year, which were reported under previous ownership. The net sales decline was driven by mainstream pet food brands, notably Kibbles 'n Bits. This offset the high single-digit growth in pet snacks and premium pet food brands, led by Milk-Bone dog snacks and the Natural Balance brand. Profit decreased by over $40.0 from the comparable measure in the prior year. Approximately 75 percent of the decline was driven by the combination of a planned increase in marketing expense, in support of new item launches, and higher amortization expense related to the acquisition.
In the first nine months of 2016, the U.S. Retail Pet Foods segment contributed net sales of $1.7 billion, representing low single-digit percent growth compared to Big Heart’s results for the first nine months of the prior year, which were reported under previous ownership. The net sales increase was driven by distribution gains for the Natural Balance brand and growth in Milk-Bone dog snacks, which more than offset declines in Kibbles 'n Bits dry dog food and Meow Mix cat food. Profit decreased by over $40.0 from the comparable measure in the prior year, driven by higher amortization expense and lower net price realization, reflecting incremental promotional activities, which were partially offset by favorable volume/mix and lower commodity costs.
International and Foodservice
International and Foodservice net sales decreased 4 percent in the third quarter of 2016 as an unfavorable $17.5 impact of foreign currency exchange more than offset the $9.4 contribution from Big Heart. Volume/mix was favorable, contributing 1 percentage point of growth to net sales, offset by lower net price realization. Segment profit increased $1.6, benefiting from favorable volume/mix and a decrease in selling and marketing expenses. These items were mostly offset by higher costs attributed to sourcing certain products from the U.S., reflecting the impact of a weaker Canadian dollar compared to a year ago.
International and Foodservice net sales were flat in the first nine months of 2016 as a $30.8 contribution from Big Heart, favorable volume/mix, which contributed 3 percentage points of growth to net sales, and higher net price realization were mostly offset by an unfavorable $52.8 impact of foreign currency exchange. Segment profit increased $14.0, reflecting favorable volume/mix in Foodservice which was partially offset by lower net price realization. In Canada, the benefit of higher net price realization, favorable volume/mix, and decreased marketing expenses offset the impact of a weaker Canadian dollar compared to a year ago. We expect the impact of foreign currency exchange to remain unfavorable in the fourth quarter of 2016 and into next fiscal year.
Financial Condition – Liquidity and Capital Resources
Liquidity
On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents at January 31, 2016, was $140.5, compared to $125.6 at April 30, 2015.
We typically expect a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, the additional increase of coffee inventory in advance of the Atlantic hurricane season, and seasonal fruit procurement. We typically expect cash provided by operations in the second half of the fiscal year to significantly exceed the amount in the first half of the year, upon completion of the Fall Bake and Holiday period. Contrary to historical experience, cash provided by operating activities during the first half netted to a significant source of cash mainly due to an increase in net income adjusted for noncash items and a decrease in working capital, primarily related to inventory.

The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2016	2015
Net cash provided by operating activities	$1,122.8	$511.6
Net cash provided by (used for) investing activities	30.7	(253.0)
Net cash used for financing activities	(1,129.7)	(278.4)

Net cash provided by operating activities	$1,122.8	$511.6
Additions to property, plant, and equipment	(160.8)	(162.1)
Free cash flow (A)	$962.0	$349.5

(A)
Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

Cash provided by operating activities was $1,122.8 in the first nine months of 2016, compared to $511.6 in the first nine months of 2015. The increase in cash provided by operating activities was mainly due to an increase in net income adjusted for noncash items, notably depreciation and amortization, and a decrease in working capital, driven by a decrease in inventory and the timing of certain accrued liabilities. During the first quarter of 2016, we established a working capital reduction target of $200.0, of which approximately 50 percent has been achieved in the first nine months of 2016. The remainder is expected to be achieved in 2017. This initiative, as well as lower green coffee costs, drove the reduction in inventory during the first half and first nine months of 2016.
Cash provided by investing activities in the first nine months of 2016 consisted primarily of $193.7 in proceeds from the divestiture of the U.S. canned milk business offset by $160.8 in capital expenditures. Cash used for investing activities in the first nine months of 2015 consisted primarily of $162.1 in capital expenditures and $80.5 related to the acquisition of Sahale.
Cash used for financing activities in the first nine months of 2016 consisted primarily of $800.0 in repayments on the $1.8 billion bank term loan and quarterly dividend payments of $236.5. Cash used for financing activities in the first nine months of 2015 consisted primarily of quarterly dividend payments of $189.0 and the $100.0 repayment of the 4.78 percent Senior Notes.
We, like other food manufacturers, are from time to time subject to legal proceedings arising in the ordinary course of business that could have a material adverse effect on our financial position, results of operations, or cash flows. In 2013, Big Heart entered into a Purchase Agreement with Del Monte Pacific Limited and its subsidiary, Del Monte Foods Consumer Products, Inc. (which changed its name to Del Monte Foods, Inc.) (“DMFI”) under which Big Heart sold to DMFI its consumer products business. In connection with the closing of the transaction, Big Heart received a preliminary working capital adjustment of approximately $110.0, which was subject to a true-up in accordance with the terms of the Purchase Agreement. In May 2014, Big Heart made a claim of an additional $16.3 for the final working capital adjustment and, in June 2014, received a notice of disagreement from DMFI disputing the $16.3 final working capital adjustment, as well as the incremental preliminary working capital adjustment of approximately $110.0 paid by DMFI at closing. Although we believe the working capital adjustment presented to DMFI was appropriate and was in accordance with the terms of the Purchase Agreement, a mutually agreed upon independent certified public accounting firm ruled in favor of DMFI with respect to certain aspects of the methodology by which the working capital adjustment should be calculated. In connection with such ruling, we have resubmitted the original working capital adjustment, which is currently under review by DMFI. For additional information, see Note 13: Contingencies.

Capital Resources
The following table presents our capital structure.

	January 31, 2016	April 30, 2015
Short-term borrowings	$138.0	$226.0
Long-term debt	5,146.3	5,944.9
Total debt	$5,284.3	$6,170.9
Shareholders’ equity	7,325.5	7,086.9
Total capital	$12,609.8	$13,257.8
In March 2015, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.8 billion. The full amount of the Term Loan was drawn on March 23, 2015, to partially finance the Big Heart acquisition. The weighted-average interest rate on the Term Loan at January 31, 2016, was 1.68 percent. The Term Loan requires quarterly amortization payments of 2.5 percent of the original principal amount starting in the third quarter of 2016. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required quarterly minimum payment obligations in direct order of maturity. As of January 31, 2016, we have prepaid $1.0 billion on the Term Loan to date, including $350.0 and $800.0 in the third quarter and first nine months of 2016, respectively, and therefore no additional payments are required until final maturity of the loan agreement on March 23, 2020.
Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the Big Heart acquisition, and prepay our outstanding privately placed Senior Notes.
We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Additionally, under our commercial paper program, we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Along with the revolving credit facility, commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2016, we had $138.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.65 percent.
We are in compliance with all of our debt covenants. For additional information on our recent borrowings, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.
As of January 31, 2016, we had approximately 10.0 million common shares available for repurchase under Board of Directors’ authorizations.
We intend to utilize a portion of the cash we generate over the next three to five years for debt repayment, while continuing our current dividend policy and our investment in the business through capital expenditures. Absent any further material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under our commercial paper program and revolving credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, and interest and principal payments on debt outstanding. Capital expenditures for 2016 are anticipated to be approximately $240.0, which is an increase from our previous estimate of $220.0 and reflects our plans to accelerate the start of certain projects initially planned for next fiscal year. As of January 31, 2016, total cash and cash equivalents of $133.3 was held by our international subsidiaries. We do not intend to repatriate these funds to meet any of these cash requirements. Should we repatriate these funds, we will be required to pay taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Non-GAAP Measures
We use non-GAAP financial measures including: net sales excluding the noncomparable impact of acquisitions, divestiture, and foreign currency exchange; non-GAAP gross profit, operating income, income, and income per diluted share, and free cash flow, as key measures for purposes of evaluating performance internally. In addition, non-GAAP income per diluted share and free cash flow are used as components of the Board of Director’s measurement of performance for incentive compensation purposes. We believe that these measures provide useful information to investors because they are the measures we use to evaluate performance on a comparable year-over-year basis. Non-GAAP profit measures exclude certain items affecting comparability which include restructuring and merger and integration costs (“special project costs”) and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”). The special project costs in the table below relate to specific restructuring and merger and integration projects that are each nonrecurring in nature and can significantly affect the year-over-year assessment of operating results. Unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts and also affect comparability on a year-over-year basis. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure. See page 31 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Gross profit reconciliation:
Gross profit	$763.8	$522.9	$2,279.8	$1,538.1
Unallocated derivative (gains) losses	(6.7)	(13.4)	(2.7)	0.4
Cost of products sold – special project costs	3.1	0.4	9.2	1.1
Non-GAAP gross profit	$760.2	$509.9	$2,286.3	$1,539.6
Operating income reconciliation:
Operating income	$318.3	$255.1	$899.2	$701.5
Unallocated derivative (gains) losses	(6.7)	(13.4)	(2.7)	0.4
Cost of products sold – special project costs	3.1	0.4	9.2	1.1
Other special project costs	41.4	5.9	94.9	17.3
Non-GAAP operating income	$356.1	$248.0	$1,000.6	$720.3
Net income reconciliation:
Net income	$185.3	$160.9	$497.7	$435.2
Income taxes	90.0	77.5	270.0	217.6
Unallocated derivative (gains) losses	(6.7)	(13.4)	(2.7)	0.4
Cost of products sold – special project costs	3.1	0.4	9.2	1.1
Other special project costs	41.4	5.9	94.9	17.3
Non-GAAP income before income taxes	$313.1	$231.3	$869.1	$671.6
Income taxes, as adjusted	102.4	75.0	305.6	223.8
Non-GAAP income	$210.7	$156.3	$563.5	$447.8
Weighted-average shares – assuming dilution	119,734,947	101,801,500	119,683,493	101,801,023
Non-GAAP income per common share – assuming dilution	$1.76	$1.54	$4.71	$4.40
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.

The following table summarizes our contractual obligations by fiscal year at January 31, 2016.

	Total	2016	2017-2018	2019-2020	2021 and beyond
Long-term debt obligations (A)	$5,150.0	$—	$500.0	$1,250.0	$3,400.0
Interest payments (B)	2,038.5	77.8	332.1	319.6	1,309.0
Operating lease obligations (C)	193.2	22.5	75.0	50.2	45.5
Purchase obligations (D)	1,004.9	517.1	479.1	8.7	—
Other liabilities (E)	303.3	18.4	51.9	19.9	213.1
Total	$8,689.9	$635.8	$1,438.1	$1,648.4	$4,967.6

(A)	Excludes the impact of offering discounts, make-whole payments, and debt issuance costs.

(B)	Includes interest payments on our long-term debt, which reflects estimated payments for our variable-rate debt based on the current interest rate outlook.

(C)	Includes the minimum rental commitments under non-cancelable operating leases.

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

(E)
Mainly consists of projected commitments associated with our defined benefit pension and other postretirement benefit plans. The liability for unrecognized tax benefits and tax-related net interest of $50.7 under Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2016, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.
We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet, and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no net impact on earnings. In 2015, we entered into a series of forward-starting interest rate swaps to partially hedge the risk of an increase in the benchmark interest rate during the period leading up to the anticipated issuance of our long-term Senior Notes. The interest rate swaps were designated as cash flow hedges with an aggregate notional amount of $1.1 billion. In March 2015, in conjunction with the pricing of the series of Senior Notes, we terminated the interest rate swaps prior to maturity. The termination resulted in a net loss of $4.0, which will be amortized over the life of the remaining debt. We entered into an interest rate swap during 2014 on a portion of fixed-rate Senior Notes, which was designated as a fair value hedge, in an effort to achieve a mix of variable-rate versus fixed-rate debt under favorable market conditions. In January 2015, we terminated this interest rate swap agreement prior to maturity. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long term debt and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. At January 31, 2016, the remaining benefit of $45.7 was recorded as an increase in the long-term debt balance.
Based on our overall interest rate exposure as of and during the nine months ended January 31, 2016, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at January 31, 2016, would increase the fair value of our long-term debt by $375.2.

Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2016, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the gains and losses on all foreign currency forwards and options contracts are immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2016, a hypothetical 10 percent change in exchange rates would result in a $16.4 loss of fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the nine-month period ended January 31, 2016. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	January 31, 2016	April 30, 2015
High	$48.1	$39.6
Low	17.6	19.3
Average	36.3	28.6
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2016 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2015, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
The risk factor described below updates the risk factors disclosed in "Part 1, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2015, to add the specific risk associated with divestitures and to address the operations and systems integration project for the Big Heart business that was completed on March 1, 2016.

•
Our operations are subject to the general risks associated with acquisitions and divestitures. Specifically, we may not realize all of the anticipated benefits of the acquisition of Big Heart or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the Big Heart business.

Our stated long-term strategy is to own and market leading North American food brands sold in the center of the store while maintaining a global perspective. We have historically made strategic acquisitions of brands and businesses and intend to do so in the future in support of this strategy. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, we could fail to achieve the anticipated synergies and cost savings, or the expected increases in revenues and operating results, either of which could have a material adverse effect on our financial results. In addition, we have made strategic divestitures of brands and businesses and we may do so in the future. If we are unable to complete divestitures or to successfully transition divested businesses, our business or financial results could be negatively impacted.

In particular, our ability to realize the anticipated benefits of the acquisition of Big Heart will depend, to a large extent, on our ability to integrate the Big Heart business into Smucker. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Big Heart’s business practices and operations with our business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. In particular, we completed a significant operations and systems integration project for the Big Heart business on March 1, 2016. If we do not continue to effectively manage this project, our business or financial results could be negatively impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2015 - November 30, 2015	476	$113.02	—	10,004,661
December 1, 2015 - December 31, 2015	1,438	120.66	—	10,004,661
January 1, 2016 - January 31, 2016	1,085	122.07	—	10,004,661
Total	2,999	$119.96	—	10,004,661
Information set forth in the table above represents the activity in our third fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of January 31, 2016, there were 10,004,661 common shares available for future repurchase.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 42 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2016	THE J. M. SMUCKER COMPANY

/s/ Richard K. Smucker
By: RICHARD K. SMUCKER
Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

10.1
Employment Agreement Consent to Change in Role, dated December 11, 2015, by and between The J. M. Smucker Company and David J. West, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 15, 2015.

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