Form 10-Q
period 2016-07-31
J M SMUCKER Co
filed 2016-08-30
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 116,417,978 common shares outstanding on August 24, 2016.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2016	2015
Net sales	$1,815.8	$1,952.0
Cost of products sold	1,093.1	1,223.3
Gross Profit	722.7	728.7
Selling, distribution, and administrative expenses	356.0	387.6
Amortization	51.7	53.0
Other special project costs (A)	22.2	22.9
Other operating income – net	(1.0)	(1.9)
Operating Income	293.8	267.1
Interest expense – net	(41.5)	(44.4)
Other income – net	1.1	0.1
Income Before Income Taxes	253.4	222.8
Income taxes	83.4	86.4
Net Income	$170.0	$136.4
Earnings per common share:
Net Income	$1.46	$1.14
Net Income – Assuming Dilution	$1.46	$1.14
Dividends Declared per Common Share	$0.75	$0.67

(A)	Other special project costs include merger and integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2016	2015
Net income	$170.0	$136.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(15.0)	(25.5)
Cash flow hedging derivative activity, net of tax	0.1	0.1
Pension and other postretirement benefit plans activity, net of tax	17.2	4.5
Available-for-sale securities activity, net of tax	0.2	(0.2)
Total Other Comprehensive Income (Loss)	2.5	(21.1)
Comprehensive Income	$172.5	$115.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2016	April 30, 2016
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$109.6	$109.8
Trade receivables, less allowance for doubtful accounts	523.0	450.1
Inventories:
Finished products	622.2	560.0
Raw materials	392.4	339.4
Total Inventory	1,014.6	899.4
Other current assets	93.5	114.1
Total Current Assets	1,740.7	1,573.4
Property, Plant, and Equipment
Land and land improvements	115.0	114.6
Buildings and fixtures	742.2	727.7
Machinery and equipment	1,893.7	1,870.7
Construction in progress	73.0	91.3
Gross Property, Plant, and Equipment	2,823.9	2,804.3
Accumulated depreciation	(1,225.4)	(1,176.6)
Total Property, Plant, and Equipment	1,598.5	1,627.7
Other Noncurrent Assets
Goodwill	6,084.6	6,091.1
Other intangible assets – net	6,440.5	6,494.4
Other noncurrent assets	197.5	197.5
Total Other Noncurrent Assets	12,722.6	12,783.0
Total Assets	$16,061.8	$15,984.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$452.0	$459.4
Accrued trade marketing and merchandising	176.3	112.3
Short-term borrowings	306.0	284.0
Other current liabilities	354.1	357.3
Total Current Liabilities	1,288.4	1,213.0
Noncurrent Liabilities
Long-term debt	5,045.7	5,146.0
Deferred income taxes	2,245.1	2,230.3
Other noncurrent liabilities	386.7	386.3
Total Noncurrent Liabilities	7,677.5	7,762.6
Total Liabilities	8,965.9	8,975.6
Shareholders’ Equity
Common shares	29.1	29.1
Additional capital	5,869.2	5,860.1
Retained income	1,343.5	1,267.7
Accumulated other comprehensive loss	(145.9)	(148.4)
Total Shareholders’ Equity	7,095.9	7,008.5
Total Liabilities and Shareholders’ Equity	$16,061.8	$15,984.1
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2016	2015
Operating Activities
Net income	$170.0	$136.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	54.0	55.7
Amortization	51.7	53.0
Share-based compensation expense	8.1	7.7
Loss on disposal of assets – net	0.5	1.3
Other noncash adjustments	0.2	(3.5)
Defined benefit pension contributions	(0.8)	(0.9)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(74.3)	(80.8)
Inventories	(117.3)	8.4
Other current assets	20.1	13.5
Accounts payable	18.2	(37.8)
Accrued liabilities	34.7	21.1
Income and other taxes	45.1	127.9
Other – net	28.7	5.0
Net Cash Provided by Operating Activities	238.9	307.0
Investing Activities
Business acquired, net of cash acquired	—	7.9
Additions to property, plant, and equipment	(50.2)	(53.0)
Other – net	(12.3)	7.0
Net Cash Used for Investing Activities	(62.5)	(38.1)
Financing Activities
Short-term borrowings – net	22.0	76.6
Repayments of long-term debt	(100.0)	(250.0)
Quarterly dividends paid	(77.8)	(76.4)
Purchase of treasury shares	(18.1)	(6.9)
Other – net	0.7	0.5
Net Cash Used for Financing Activities	(173.2)	(256.2)
Effect of exchange rate changes on cash	(3.4)	(4.7)
Net (decrease) increase in cash and cash equivalents	(0.2)	8.0
Cash and cash equivalents at beginning of period	109.8	125.6
Cash and Cash Equivalents at End of Period	$109.6	$133.6
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
Operating results for the three months ended July 31, 2016, are not necessarily indicative of the results that may be expected for the year ending April 30, 2017. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2016.
Note 2: Recently Issued Accounting Standards
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us on May 1, 2018, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact the application of ASU 2016-15 will have on our financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us on May 1, 2017, but we have elected to early adopt, as permitted. Effective May 1, 2016, we reclassified the excess tax benefits in historical periods on the Condensed Statements of Consolidated Cash Flows from financing to operating activities. In addition, we have recorded the excess tax benefits or deficiencies within income taxes in the Condensed Statements of Consolidated Income on a prospective basis. The impact of adopting ASU 2016-09 on May 1, 2016, had an immaterial impact on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 will be effective for us on May 1, 2019, and will require a modified retrospective application for leases existing at, or entered into after, the beginning of the earliest comparative period presented and exclude any leases that expired before the date of initial application. We are currently evaluating the impact the application of ASU 2016-02 will have on our financial statements and disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which extends the standard effective date by one year. As a result of this issuance, the standard will be effective for us on May 1, 2018, with the option to early adopt at the original effective date of May 1, 2017. We have performed a preliminary review of the new guidance as compared to our current accounting policies, and a contract review is in process. Based on our findings to date, we do not expect the standard to have a material impact on our results of operations or financial position. During 2017, we plan to finalize our review and determine our date of adoption.
Note 3: Acquisition
On March 23, 2015, we completed the acquisition of Big Heart Pet Brands (“Big Heart”), a leading producer, distributor, and marketer of premium-quality, branded pet food and pet snacks in the U.S., through the acquisition of Blue Acquisition Group, Inc. (“BAG”), Big Heart’s parent company. As a result of the acquisition, the assets and liabilities of BAG are now held by the Company.

The total consideration paid in connection with the acquisition was $5.9 billion, which included the issuance of 17.9 million of our common shares to BAG’s shareholders, valued at $2.0 billion based on the average stock price of our common shares on March 23, 2015. After the closing of the transaction, we had approximately 120.0 million common shares outstanding. We assumed $2.6 billion in debt and paid an additional $1.2 billion in cash, net of a working capital adjustment. As part of the transaction, new debt of $5.5 billion was borrowed, as discussed in Note 8: Debt and Financing Arrangements.
The final Big Heart purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. The purchase price allocation included total intangible assets of $3.8 billion. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as a result, the excess was allocated to goodwill. We recognized a total of $3.0 billion of goodwill, representing the value we expect to achieve through the implementation of operational synergies and growth opportunities across our segments. Goodwill was allocated across all reportable segments based on the synergies anticipated to be achieved by each individual reporting unit as a result of the acquisition. Of the total goodwill, $70.4 was deductible for tax purposes.
Note 4: Integration and Restructuring Costs
Integration Costs: Total one-time costs related to the Big Heart acquisition are anticipated to be approximately $275.0, of which approximately $50.0 are expected to be noncash charges. These costs are anticipated to be incurred through 2018 and primarily consist of employee-related costs, outside service and consulting costs, and other costs related to the acquisition. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees and the remainder is expensed as incurred. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets. Other costs include professional fees, information systems costs, and other miscellaneous expenditures associated with the integration, which are expensed as incurred. Of the total anticipated one-time costs, we expect to incur $120.0, $100.0, and $55.0 in employee-related costs, outside service and consulting costs, and other costs, respectively.
We incurred costs of $20.2 and $24.8 during the three months ended July 31, 2016 and 2015, respectively, related to the integration of Big Heart, and total costs from the date of the acquisition were $201.4 as of July 31, 2016. The majority of these charges were reported in other special project costs in the Condensed Statements of Consolidated Income and are not allocated to segment profit. Total one-time costs related to the acquisition include $72.7, $78.2, and $50.5 of employee-related costs, outside service and consulting costs, and other costs, respectively, including noncash charges of $30.2, primarily consisting of share-based compensation and accelerated depreciation. During the three months ended July 31, 2016, we incurred $6.9, $6.1, and $7.2 of employee-related costs, outside service and consulting costs, and other costs, respectively, including noncash charges of $5.6. The obligation related to severance costs and retention bonuses was $4.9 and $13.4 at July 31, 2016 and April 30, 2016, respectively.
Restructuring Costs: In addition to the integration costs discussed above, an organization optimization program was approved by the Board of Directors during the fourth quarter of 2016 as part of our ongoing efforts to reduce costs, integrate, and optimize the combined organization. Total restructuring costs are expected to be approximately $40.0, of which approximately half represents employee-related costs, and the remainder primarily consists of site preparation, equipment relocation, and production start-up costs. Included in the total restructuring costs are approximately $8.0 of noncash charges related to accelerated depreciation. In addition, we expect to invest approximately $15.0 to $17.0 in capital expenditures.
During the three months ended July 31, 2016, we incurred $4.0, $1.1, and $0.9 of employee-related costs, outside service and consulting costs, and other costs, respectively, including noncash charges of $0.9. In 2016, we incurred employee-related costs of $1.3. Employee separation costs primarily consist of severance costs and retention bonuses. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees and the remainder is expensed as incurred. The obligation related to severance costs and retention bonuses was $3.5 and $1.3 at July 31, 2016 and April 30, 2016, respectively. The remaining costs are anticipated to be recognized through 2018, with the majority of the costs expected to be recognized by the end of 2017. Upon completion, the restructuring plan will result in a reduction of approximately 125 full-time positions.
As part of this program, we will discontinue the production of coffee at our Harahan, Louisiana, facility and consolidate all roast and ground coffee production into one of our facilities in New Orleans, Louisiana, which we expect to complete by December 2017. Additionally, we will exit two leased facilities in Livermore, California, and consolidate all ancient grains and pasta production into our facility in Chico, California, which we expect to complete by January 2017.

Note 5: Divestiture
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

The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment prior to the sale on December 31, 2015. We received proceeds from the divestiture of $193.7, which were net of transaction costs and a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $25.3 in 2016.
Note 6: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and U.S. Retail Pet Foods. Within our segment results, International and Foodservice represents a combination of the strategic business areas not included in the U.S. retail market segments. The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’ Donuts®, and Café Bustelo® branded coffee; the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Jif®, Smucker’s®, Crisco®, and Pillsbury® branded products; and the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix®, Milk-Bone®, Natural Balance®, Kibbles ’n Bits®, 9Lives®, Pup-Peroni®, Nature’s Recipe®, and Gravy Train® branded products. International and Foodservice is comprised of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below as segment profit excludes certain expenses such as corporate administrative expenses, unallocated gains and losses on commodity and foreign currency exchange derivative activities, and amortization expense related to intangible assets, including any related impairment charges. Effective May 1, 2016, the segment profit calculation was revised to exclude amortization expense related to intangible assets as we believe that excluding amortization expense related to intangible assets from segment operating results is more reflective of our operating performance and the way in which we manage our business.
Consistent with prior periods, commodity and foreign currency exchange derivative gains and losses are reported in unallocated derivative gains and losses outside of segment operating results until the related inventory is sold. At that time, we reclassify the hedge gains and losses from unallocated derivative gains and losses to segment profit, allowing our segments to realize the economic effect of the hedge without experiencing any mark-to-market volatility. We would expect that any gain or loss in the estimated fair value of the derivatives would generally be offset by a change in the estimated fair value of the underlying exposures.
Prior year segment results have been modified to conform to the revised segment profit presentation excluding amortization expense related to intangible assets.

	Three Months Ended July 31,
	2016	2015
Net sales:
U.S. Retail Coffee	$513.3	$565.0
U.S. Retail Consumer Foods	537.0	582.2
U.S. Retail Pet Foods	519.5	549.9
International and Foodservice	246.0	254.9
Total net sales	$1,815.8	$1,952.0
Segment profit:
U.S. Retail Coffee	$173.8	$173.8
U.S. Retail Consumer Foods	111.4	119.4
U.S. Retail Pet Foods	122.2	116.8
International and Foodservice	39.5	36.1
Total segment profit	$446.9	$446.1
Amortization	(51.7)	(53.0)
Interest expense – net	(41.5)	(44.4)
Unallocated derivative gains (losses)	7.7	(10.0)
Cost of products sold – special project costs (A)	(4.0)	(3.1)
Other special project costs (A)	(22.2)	(22.9)
Corporate administrative expenses	(82.9)	(90.0)
Other income – net	1.1	0.1
Income before income taxes	$253.4	$222.8

(A)	Special project costs include merger and integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.

Note 7: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended July 31,
	2016	2015
Net income	$170.0	$136.4
Less: Net income allocated to participating securities	0.8	0.6
Net income allocated to common stockholders	$169.2	$135.8
Weighted-average common shares outstanding	115,805,073	119,089,757
Add: Dilutive effect of stock options	141,056	13,205
Weighted-average common shares outstanding – assuming dilution	115,946,129	119,102,962
Net income per common share	$1.46	$1.14
Net income per common share – assuming dilution	$1.46	$1.14

Note 8: Debt and Financing Arrangements
Long-term debt consists of the following:

	July 31, 2016		April 30, 2016
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
1.75% Senior Notes due March 15, 2018	$500.0	$498.2	$500.0	$498.0
2.50% Senior Notes due March 15, 2020	500.0	495.7	500.0	495.5
3.50% Senior Notes due October 15, 2021	750.0	787.7	750.0	789.4
3.00% Senior Notes due March 15, 2022	400.0	396.1	400.0	395.9
3.50% Senior Notes due March 15, 2025	1,000.0	992.9	1,000.0	992.7
4.25% Senior Notes due March 15, 2035	650.0	642.4	650.0	642.2
4.38% Senior Notes due March 15, 2045	600.0	584.5	600.0	584.4
Term Loan Credit Agreement due March 23, 2020	650.0	648.2	750.0	747.9
Total long-term debt	$5,050.0	$5,045.7	$5,150.0	$5,146.0

(A)	Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of interest rate swaps, offering discounts, and capitalized debt issuance costs.
In March 2015, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.8 billion. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The weighted-average interest rate on the Term Loan at July 31, 2016, was 1.74 percent. The Term Loan requires quarterly amortization payments of 2.50 percent of the original principal amount, starting in the third quarter of 2016. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required quarterly minimum payment obligations in direct order of maturity. As of July 31, 2016, we have prepaid $1.1 billion on the Term Loan to date, including $100.0 in the first quarter of 2017, and therefore no additional payments are required until final maturity of the loan agreement on March 23, 2020.
Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the acquisition, and prepay our privately placed Senior Notes.
All of our Senior Notes outstanding at July 31, 2016, are unsecured and interest is paid semiannually. There are no required scheduled principal payments on our Senior Notes. We may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
During 2014, we entered into an interest rate swap designated as a fair value hedge of the 3.50 percent Senior Notes due October 15, 2021, which was subsequently terminated in 2015. At July 31, 2016, the remaining benefit of $42.0 resulting from the termination was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. For additional information, see Note 10: Derivative Financial Instruments.
We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. At July 31, 2016 and April 30, 2016, we did not have a balance outstanding under the revolving credit facility.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2016 and April 30, 2016, we had $306.0 and $284.0 of short-term borrowings outstanding, respectively, all of which were issued under our commercial paper program at a weighted-average interest rate of 0.65 percent.
Interest paid totaled $3.6 and $7.2 for the three months ended July 31, 2016 and 2015, respectively. This differs from interest expense due to the timing of payments, amortization of fair value swap adjustments, amortization of debt issuance costs, and capitalized interest.

Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 9: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Service cost	$4.1	$4.7	$0.6	$0.6
Interest cost	6.7	7.0	0.7	0.7
Expected return on plan assets	(7.3)	(8.4)	—	—
Recognized net actuarial loss	3.7	2.7	—	—
Prior service cost (credit)	0.3	0.2	(0.4)	(0.3)
Curtailment gain	—	(3.7)	—	—
Settlement loss	0.1	—	—	—
Net periodic benefit cost	$7.6	$2.5	$0.9	$1.0

During the first quarter of 2017, we approved the harmonization of our retirement plans and, as a result, will freeze our non-union U.S. defined benefit pension plans. The amendments resulted in an immaterial net settlement loss during the three months ended July 31, 2016, and a decrease in accumulated other comprehensive loss of $25.2 at July 31, 2016. We anticipate future savings to be realized as a result of the plan changes, which will be complete by December 31, 2017.
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
Commodity Price Management: We enter into commodity derivatives to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, corn, edible oils, soybean meal, and wheat. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.

We do not qualify commodity derivatives for hedge accounting treatment and, as a result, the derivative gains and losses are immediately recognized in earnings. Although we do not perform the assessments required to achieve hedge accounting for derivative positions, we believe all of our commodity derivatives are economic hedges of our risk exposure.
The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument. Thus, we would expect that over time any gain or loss in the estimated fair value of the derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.
Foreign Currency Exchange Rate Hedging: We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment.
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

In 2015, we terminated an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was deferred and is being recognized over the remaining life of the underlying debt as a reduction of future interest expense. To date, we have recognized $11.5 of the deferred amount, of which $1.9 was recognized during the three months ended July 31, 2016. The remaining gain will be recognized as follows: $5.7 through the remainder of 2017, $7.8 in 2018, $8.0 in 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022. For additional information, see Note 8: Debt and Financing Arrangements.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2016
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$20.5	$22.2	$0.4	$0.8
Foreign currency exchange contracts	1.2	2.1	—	—
Total derivative instruments	$21.7	$24.3	$0.4	$0.8

	April 30, 2016
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$20.3	$14.1	$2.0	$1.2
Foreign currency exchange contracts	0.2	8.9	0.3	0.4
Total derivative instruments	$20.5	$23.0	$2.3	$1.6
We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At July 31, 2016 and April 30, 2016, we maintained cash margin account balances of $15.8 and $3.4, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.
During both of the three month periods ended July 31, 2016 and 2015, we recognized $0.1 in pre-tax losses related to the termination of prior interest rate swaps. Included as a component of accumulated other comprehensive loss at July 31, 2016 and April 30, 2016, were deferred pre-tax losses of $7.5 and $7.6, respectively, related to the termination of these interest rate swaps. The related tax benefit recognized in accumulated other comprehensive loss was $2.7 at both July 31, 2016 and April 30, 2016. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2016	2015
Losses on commodity contracts	$(7.8)	$(19.0)
Gains on foreign currency exchange contracts	5.8	8.3
Total losses recognized in cost of products sold	$(2.0)	$(10.7)

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

	Three Months Ended July 31,
	2016	2015
Net losses on mark-to-market valuation of unallocated derivative positions	$(2.0)	$(10.7)
Net losses on derivative positions reclassified to segment operating profit	9.7	0.7
Unallocated derivative gains (losses)	$7.7	$(10.0)
The net cumulative unallocated derivative losses at July 31, 2016 and April 30, 2016, were $0.7 and $8.4, respectively. As of July 31, 2016, net realized gains of $3.0 were included in cumulative unallocated derivative losses and will be reclassified to segment operating profit when the related inventory is sold.
The following table presents the gross contract notional value of outstanding derivative contracts.

	July 31, 2016	April 30, 2016
Commodity contracts	$620.2	$545.7
Foreign currency exchange contracts	215.5	212.5
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2016		April 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$49.1	$49.1	$48.8	$48.8
Derivative financial instruments – net	(3.0)	(3.0)	(1.8)	(1.8)
Long-term debt	(5,045.7)	(5,374.2)	(5,146.0)	(5,319.9)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2016
Marketable securities and other investments: (A)
Equity mutual funds	$10.0	$—	$—	$10.0
Municipal obligations	—	37.2	—	37.2
Money market funds	1.9	—	—	1.9
Derivative financial instruments: (B)
Commodity contracts – net	3.9	(6.0)	—	(2.1)
Foreign currency exchange contracts – net	—	(0.9)	—	(0.9)
Long-term debt (C)	(4,723.5)	(650.7)	—	(5,374.2)
Total financial instruments measured at fair value	$(4,707.7)	$(620.4)	$—	$(5,328.1)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2016
Marketable securities and other investments: (A)
Equity mutual funds	$9.8	$—	$—	$9.8
Municipal obligations	—	37.6	—	37.6
Money market funds	1.4	—	—	1.4
Derivative financial instruments: (B)
Commodity contracts – net	15.0	(8.0)	—	7.0
Foreign currency exchange contracts – net	(1.7)	(7.1)	—	(8.8)
Long-term debt (C)	(4,569.0)	(750.9)	—	(5,319.9)
Total financial instruments measured at fair value	$(4,544.5)	$(728.4)	$—	$(5,272.9)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2016, our municipal obligations are scheduled to mature as follows: $1.3 in 2017, $1.0 in 2018, $2.9 in 2019, $2.2 in 2020, and the remaining $29.8 in 2021 and beyond.

(B)
Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets.

(C)
Long-term debt is comprised of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the Term Loan is based on the net present value of each interest and principal payment calculated, utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements. For additional information, see Note 8: Debt and Financing Arrangements.

Note 12: Income Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet in order to simplify the presentation of deferred income taxes. Although ASU 2015-17 is not effective for us until May 1, 2017, we elected early adoption as of April 30, 2016, and have classified all deferred tax liabilities and assets as noncurrent in our Condensed Consolidated Balance Sheets.
During the three-month period ended July 31, 2016, the effective tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, offset by state income taxes. Additionally, the effective tax rate during the three-month period ended July 31, 2015 was impacted by higher deferred state income tax expense, which was a result of state tax law changes.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $5.0, primarily as a result of expiring statute of limitations periods.
Note 13: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, including the reclassification adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2016	$(13.1)	$(4.8)	$(134.1)	$3.6	$(148.4)
Reclassification adjustments	—	0.1	5.0	—	5.1
Current period (charge) credit	(15.0)	—	21.8	0.3	7.1
Income tax expense	—	—	(9.6)	(0.1)	(9.7)
Balance at July 31, 2016	$(28.1)	$(4.7)	$(116.9)	$3.8	$(145.9)

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2015	$(2.3)	$(5.2)	$(105.6)	$3.3	$(109.8)
Reclassification adjustments	—	0.1	4.8	—	4.9
Current period (charge) credit	(25.5)	—	1.7	(0.3)	(24.1)
Income tax (expense) benefit	—	—	(2.0)	0.1	(1.9)
Balance at July 31, 2015	$(27.8)	$(5.1)	$(101.1)	$3.1	$(130.9)

(A)	The reclassification from accumulated other comprehensive loss to interest expense was related to the termination of prior interest rate swaps.

(B)	Amortization of net losses was reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expenses.
Note 14: Contingencies
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
Note 15: Common Shares
The following table sets forth common share information.

	July 31, 2016	April 30, 2016
Common shares authorized	300,000,000	300,000,000
Common shares outstanding	116,421,484	116,306,894
Treasury shares	30,076,246	30,190,836
Share repurchases during the first quarter of 2017 primarily consisted of shares repurchased from stock plan recipients in lieu of cash payments. We did not repurchase any common shares during the first quarter of 2017 under a Board authorized repurchase plan. At July 31, 2016, we had approximately 6.6 million common shares available for repurchase pursuant to the Board’s authorizations.

Note 16: Guarantor and Non-Guarantor Financial Information
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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended July 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$976.0	$310.6	$2,599.9	$(2,070.7)	$1,815.8
Cost of products sold	806.6	279.9	2,062.1	(2,055.5)	1,093.1
Gross Profit	169.4	30.7	537.8	(15.2)	722.7
Selling, distribution, and administrative expenses and other special project costs	84.9	10.1	283.2	—	378.2
Amortization	2.5	—	49.2	—	51.7
Other operating expense (income) – net	0.2	—	(1.2)	—	(1.0)
Operating Income	81.8	20.6	206.6	(15.2)	293.8
Interest (expense) income – net	(41.7)	0.3	(0.1)	—	(41.5)
Other income (expense) – net	2.1	0.1	(1.1)	—	1.1
Equity in net earnings of subsidiaries	134.5	34.9	20.7	(190.1)	—
Income Before Income Taxes	176.7	55.9	226.1	(205.3)	253.4
Income taxes	6.7	0.1	76.6	—	83.4
Net Income	$170.0	$55.8	$149.5	$(205.3)	$170.0
Other comprehensive income (loss), net of tax	2.5	0.3	(13.5)	13.2	2.5
Comprehensive Income	$172.5	$56.1	$136.0	$(192.1)	$172.5

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended July 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$760.8	$298.2	$2,234.0	$(1,341.0)	$1,952.0
Cost of products sold	609.9	272.2	1,681.8	(1,340.6)	1,223.3
Gross Profit	150.9	26.0	552.2	(0.4)	728.7
Selling, distribution, and administrative expenses and other special project costs	62.2	10.6	337.7	—	410.5
Amortization	1.1	—	51.9	—	53.0
Other operating (income) expense – net	(0.1)	0.4	(2.2)	—	(1.9)
Operating Income	87.7	15.0	164.8	(0.4)	267.1
Interest (expense) income – net	(44.6)	0.3	(0.1)	—	(44.4)
Other income (expense) – net	2.9	—	(2.8)	—	0.1
Equity in net earnings of subsidiaries	106.4	33.2	15.0	(154.6)	—
Income Before Income Taxes	152.4	48.5	176.9	(155.0)	222.8
Income taxes	16.0	0.1	70.3	—	86.4
Net Income	$136.4	$48.4	$106.6	$(155.0)	$136.4
Other comprehensive (loss) income, net of tax	(21.1)	0.3	(22.3)	22.0	(21.1)
Comprehensive Income	$115.3	$48.7	$84.3	$(133.0)	$115.3

CONDENSED CONSOLIDATING BALANCE SHEETS	July 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5.4	$—	$104.2	$—	$109.6
Inventories	—	153.8	876.0	(15.2)	1,014.6
Other current assets	560.1	5.7	65.2	(14.5)	616.5
Total Current Assets	565.5	159.5	1,045.4	(29.7)	1,740.7
Property, Plant, and Equipment – Net	290.8	578.4	729.3	—	1,598.5
Investments in Subsidiaries	15,229.4	4,352.9	352.5	(19,934.8)	—
Intercompany Receivable	—	436.1	1,584.9	(2,021.0)	—
Other Noncurrent Assets
Goodwill	1,494.8	—	4,589.8	—	6,084.6
Other intangible assets – net	425.7	—	6,014.8	—	6,440.5
Other noncurrent assets	56.7	9.3	131.5	—	197.5
Total Other Noncurrent Assets	1,977.2	9.3	10,736.1	—	12,722.6
Total Assets	$18,062.9	$5,536.2	$14,448.2	$(21,985.5)	$16,061.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$775.6	$90.0	$437.3	$(14.5)	$1,288.4
Noncurrent Liabilities
Long-term debt	5,045.7	—	—	—	5,045.7
Deferred income taxes	69.9	—	2,175.2	—	2,245.1
Intercompany payable	4,736.5	—	—	(4,736.5)	—
Other noncurrent liabilities	339.3	17.8	29.6	—	386.7
Total Noncurrent Liabilities	10,191.4	17.8	2,204.8	(4,736.5)	7,677.5
Total Liabilities	10,967.0	107.8	2,642.1	(4,751.0)	8,965.9
Total Shareholders’ Equity	7,095.9	5,428.4	11,806.1	(17,234.5)	7,095.9
Total Liabilities and Shareholders’ Equity	$18,062.9	$5,536.2	$14,448.2	$(21,985.5)	$16,061.8

CONDENSED CONSOLIDATING BALANCE SHEETS	April 30, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$7.0	$—	$102.8	$—	$109.8
Inventories	—	143.2	752.0	4.2	899.4
Other current assets	497.3	5.9	71.9	(10.9)	564.2
Total Current Assets	504.3	149.1	926.7	(6.7)	1,573.4
Property, Plant, and Equipment – Net	296.3	587.0	744.4	—	1,627.7
Investments in Subsidiaries	15,092.2	4,317.9	331.6	(19,741.7)	—
Intercompany Receivable	—	404.7	1,543.9	(1,948.6)	—
Other Noncurrent Assets
Goodwill	1,494.8	—	4,596.3	—	6,091.1
Other intangible assets – net	428.3	—	6,066.1	—	6,494.4
Other noncurrent assets	57.4	10.4	129.7	—	197.5
Total Other Noncurrent Assets	1,980.5	10.4	10,792.1	—	12,783.0
Total Assets	$17,873.3	$5,469.1	$14,338.7	$(21,697.0)	$15,984.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$723.3	$78.9	$421.6	$(10.8)	$1,213.0
Noncurrent Liabilities
Long-term debt	5,146.0	—	—	—	5,146.0
Deferred income taxes	60.7	—	2,169.6	—	2,230.3
Intercompany payable	4,644.7	—	—	(4,644.7)	—
Other noncurrent liabilities	290.1	17.9	78.3	—	386.3
Total Noncurrent Liabilities	10,141.5	17.9	2,247.9	(4,644.7)	7,762.6
Total Liabilities	10,864.8	96.8	2,669.5	(4,655.5)	8,975.6
Total Shareholders’ Equity	7,008.5	5,372.3	11,669.2	(17,041.5)	7,008.5
Total Liabilities and Shareholders’ Equity	$17,873.3	$5,469.1	$14,338.7	$(21,697.0)	$15,984.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Three Months Ended July 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$87.0	$46.3	$105.6	$—	$238.9
Investing Activities
Additions to property, plant, and equipment	(7.0)	(12.7)	(30.5)	—	(50.2)
(Disbursements of) repayments from intercompany loans	—	(31.5)	(60.2)	91.7	—
Other – net	(0.1)	(2.1)	(10.1)	—	(12.3)
Net Cash (Used for) Provided by Investing Activities	(7.1)	(46.3)	(100.8)	91.7	(62.5)
Financing Activities
Short-term borrowings – net	22.0	—	—	—	22.0
Repayments of long-term debt	(100.0)	—	—	—	(100.0)
Quarterly dividends paid	(77.8)	—	—	—	(77.8)
Purchase of treasury shares	(18.1)	—	—	—	(18.1)
Intercompany payable	91.7	—	—	(91.7)	—
Other – net	0.7	—	—	—	0.7
Net Cash Used for Financing Activities	(81.5)	—	—	(91.7)	(173.2)
Effect of exchange rate changes on cash	—	—	(3.4)	—	(3.4)
Net (decrease) increase in cash and cash equivalents	(1.6)	—	1.4	—	(0.2)
Cash and cash equivalents at beginning of period	7.0	—	102.8	—	109.8
Cash and Cash Equivalents at End of Period	$5.4	$—	$104.2	$—	$109.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Three Months Ended July 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$151.7	$27.6	$127.7	$—	$307.0
Investing Activities
Business acquired, net of cash acquired	—	—	7.9	—	7.9
Additions to property, plant, and equipment	(14.8)	(13.8)	(24.4)	—	(53.0)
(Disbursements of) repayments from intercompany loans	—	(8.6)	(114.2)	122.8	—
Other – net	—	(5.2)	12.2	—	7.0
Net Cash (Used for) Provided by Investing Activities	(14.8)	(27.6)	(118.5)	122.8	(38.1)
Financing Activities
Short-term borrowings – net	76.0	—	0.6	—	76.6
Repayments of long-term debt	(250.0)	—	—	—	(250.0)
Quarterly dividends paid	(76.4)	—	—	—	(76.4)
Purchase of treasury shares	(6.9)	—	—	—	(6.9)
Intercompany payable	122.8	—	—	(122.8)	—
Other – net	0.5	—	—	—	0.5
Net Cash (Used for) Provided by Financing Activities	(134.0)	—	0.6	(122.8)	(256.2)
Effect of exchange rate changes on cash	—	—	(4.7)	—	(4.7)
Net increase in cash and cash equivalents	2.9	—	5.1	—	8.0
Cash and cash equivalents at beginning of period	7.1	—	118.5	—	125.6
Cash and Cash Equivalents at End of Period	$10.0	$—	$123.6	$—	$133.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollars in millions, unless otherwise noted, except per share data
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2016 and 2015. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
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

Results of Operations

	Three Months Ended July 31,
	2016	2015	% Increase (Decrease)
Net sales	$1,815.8	$1,952.0	(7)%
Gross profit	$722.7	$728.7	(1)%
% of net sales	39.8%	37.3%
Operating income	$293.8	$267.1	10%
% of net sales	16.2%	13.7%
Net income:
Net income	$170.0	$136.4	25%
Net income per common share – assuming dilution	$1.46	$1.14	28%
Adjusted gross profit (A)	$719.0	$741.8	(3)%
% of net sales	39.6%	38.0%
Adjusted operating income (A)	$364.0	$356.1	2%
% of net sales	20.0%	18.2%
Adjusted income: (A)
Income	$217.2	$190.9	14%
Earnings per share – assuming dilution	$1.86	$1.60	16%

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net sales decreased 7 percent in the first quarter of 2017, driven by lower net price realization and the noncomparable impact from the U.S. canned milk business, which was divested during the third quarter of 2016. Operating income increased 10 percent, primarily due to lower selling, distribution, and administrative (“SD&A”) expenses in 2017, partially offset by a slight decrease in gross profit. Operating income excluding non-GAAP adjustments (“adjusted operating income”) increased 2 percent. Our non-GAAP adjustments include amortization expense related to intangible assets, merger and integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Net income per diluted share increased 28 percent in the first quarter of 2017, while income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”) increased 16 percent. Both 2017 per share measures reflect the benefit of a lower effective tax rate and a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the fourth quarter of 2016.

Net Sales

	Three Months Ended July 31,
	2016	2015	Increase (Decrease)%
Net sales	$1,815.8	$1,952.0	$(136.2)	(7)%
Milk divestiture	—	(39.5)	39.5	2
Foreign currency exchange	4.6	—	4.6	—
Net sales excluding divestiture and foreign currency exchange (A)	$1,820.4	$1,912.5	$(92.1)	(5)%
Amounts may not add due to rounding.

(A)
Net sales excluding divestiture and foreign currency exchange is a non-GAAP measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

In the first quarter of 2017, net sales decreased $136.2, of which $39.5 was due to the impact of prior year sales from the divested U.S. canned milk business. Excluding the noncomparable divested business and foreign currency exchange, net sales decreased $92.1, or 5 percent. This was driven by a 4 percentage point impact of lower net price realization, mainly within the U.S. Retail Coffee segment. Unfavorable volume/mix, driven by the U.S. Retail Pet Foods segment, also contributed to lower net sales.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2016	2015
Gross profit	39.8%	37.3%
Selling, distribution, and administrative expenses:
Marketing	6.0%	5.9%
Selling	3.6	4.3
Distribution	3.3	3.2
General and administrative	6.7	6.5
Total selling, distribution, and administrative expenses	19.6%	19.9%

Amortization	2.8	2.7
Other special project costs	1.2	1.2
Other operating income – net	(0.1)	(0.1)
Operating income	16.2%	13.7%
Amounts may not add due to rounding.
Gross profit decreased $6.0, or 1 percent, in the first quarter of 2017, reflecting lower net pricing and the loss of U.S. canned milk profits. These factors were mostly offset by a reduction in commodity costs, primarily attributed to green coffee, and incremental synergy realization related to the 2015 acquisition of Big Heart Pet Brands ("Big Heart"). SD&A expenses decreased $31.6, or 8 percent, in the first quarter of 2017, primarily driven by synergy realization and reduced selling expense. Operating income increased $26.7, or 10 percent, in the first quarter of 2017, primarily reflecting the lower SD&A expenses.
Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $22.8, or 3 percent, in the first quarter of 2017, with the primary difference from GAAP results being the exclusion of a $17.7 favorable change in unallocated derivative gains and losses. Adjusted operating income increased $7.9, or 2 percent.

Income Taxes
Income taxes decreased 3 percent in the first quarter of 2017, as a 14 percent increase in income before income taxes was more than offset by the impact of a more normalized effective tax rate in 2017 of 32.9 percent. The 2016 effective tax rate of 38.8 percent was impacted by higher deferred state income tax expense, which was a result of state tax law changes. We anticipate a full-year effective tax rate for 2017 of approximately 33.5 percent.
Integration and Restructuring Activities
Total one-time costs related to the Big Heart acquisition are anticipated to be approximately $275.0 and are expected to be incurred through 2018. These costs primarily consist of employee-related costs, outside service and consulting costs, and other costs related to the acquisition. We have incurred total costs of $201.4 related to the integration of Big Heart, including $20.2 in the first quarter of 2017.
In addition to the integration activities discussed above, an organization optimization program was approved by the Board of Directors during the fourth quarter of 2016 as part of our ongoing efforts to reduce costs, integrate, and optimize the combined organization. Total restructuring costs related to the program are expected to be approximately $40.0, primarily consisting of employee-related, site preparation, equipment relocation, and production start-up costs. In addition, we expect to invest approximately $15.0 to $17.0 in capital expenditures. We have incurred total restructuring costs of $7.3, the majority of which was incurred in the first quarter of 2017. The remaining costs are anticipated to be recognized through 2018, with the majority of the costs expected to be recognized in 2017. Upon completion, the restructuring plan will result in a reduction of approximately 125 full-time positions.
As part of this program, we will discontinue the production of coffee at our Harahan, Louisiana, facility and consolidate all roast and ground coffee production into one of our facilities in New Orleans, Louisiana, which we expect to complete by December 2017. Additionally, we will exit two leased facilities in Livermore, California, and consolidate all ancient grains and pasta production into our facility in Chico, California, which we expect to complete by January 2017.
We anticipate synergies related to the Big Heart acquisition and our organization optimization program to result in net realized savings of approximately $200.0 annually by the end of 2018. In 2017, we expect to realize $100.0 of incremental savings as compared to 2016, of which $32.0 were realized in the first quarter of 2017. To date, we have realized $69.0 of our goal of $200.0 in annual synergies. In addition, we expect approximately $50.0 of incremental annual cost savings to be recognized over the next few years, much of which we plan to invest in our businesses.
Segment Results
We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and U.S. Retail Pet Foods. Within our segment results, International and Foodservice represents a combination of the strategic business areas not included in the U.S. retail market segments. The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’ Donuts, and Café Bustelo branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Jif, Smucker’s, Crisco, and Pillsbury branded products; and the U.S. Retail Pet Foods segment primarily includes domestic sales of Meow Mix, Milk-Bone, Natural Balance, Kibbles ’n Bits, 9Lives, Pup-Peroni, Nature’s Recipe, and Gravy Train branded products. International and Foodservice is comprised of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Effective May 1, 2016, amortization expense related to intangible assets, including any related impairment charges, is reported outside of segment operating results. Prior year segment results have been modified to conform to the new presentation. For additional information on the change, see Note 6: Reportable Segments.

	Three Months Ended July 31,
	2016	2015	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$513.3	$565.0	(9)%
U.S. Retail Consumer Foods	537.0	582.2	(8)
U.S. Retail Pet Foods	519.5	549.9	(6)
International and Foodservice	246.0	254.9	(3)
Segment profit:
U.S. Retail Coffee	$173.8	$173.8	—%
U.S. Retail Consumer Foods	111.4	119.4	(7)
U.S. Retail Pet Foods	122.2	116.8	5
International and Foodservice	39.5	36.1	9
Segment profit margin:
U.S. Retail Coffee	33.9%	30.8%
U.S. Retail Consumer Foods	20.7	20.5
U.S. Retail Pet Foods	23.5	21.2
International and Foodservice	16.1	14.2
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $51.7, reflecting lower net price realization, which was primarily attributed to the impact of two 6 percent list price declines since the beginning of 2016. Favorable volume/mix for the Folgers and Café Bustelo brands was offset by declines for Dunkin’ Donuts K-Cup® pods, which were anticipated following the successful introduction of the product line at the beginning of 2016. Segment profit was comparable to the prior year, primarily due to lower commodity costs and favorable volume/mix being offset by lower net price realization and the reduced contribution from Dunkin’ Donuts K-Cup® pods.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $45.2, primarily reflecting noncomparable sales of $34.2 in the prior year related to the divested U.S. canned milk business. Excluding the impact of the divestiture, net sales decreased 2 percent. The decline reflected lower net price realization, primarily attributable to the Crisco, Pillsbury, and Jif brands. Volume/mix was comparable to the prior year as contributions from the R.W. Knudsen Family® and Sahale Snacks® brands were offset by a decrease for the Smucker's brand. Segment profit decreased $8.0, primarily reflecting the loss of U.S. canned milk profits.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $30.4, primarily due to unfavorable volume/mix, which impacted net sales by 5 percentage points. This was driven by Kibbles 'n Bits dry dog food and the Natural Balance brand, which benefited from initial shipments in the prior year related to distribution gains. Segment profit increased $5.4 as synergy realization, lower commodity costs, and a decrease in marketing expense more than offset the impact of unfavorable volume/mix.
International and Foodservice
International and Foodservice net sales decreased $8.9, reflecting noncomparable sales of $5.3 in the prior year related to the divested U.S. canned milk business and a $4.6 unfavorable impact of foreign currency exchange. Favorable volume/mix, which contributed 2 percentage points of growth to net sales, was offset by a decrease in net price realization. Segment profit increased $3.4, resulting from favorable volume/mix and the net benefit of lower commodity costs and lower prices, which more than offset the impact of the divested business and foreign currency exchange.

Financial Condition – Liquidity and Capital Resources
Liquidity
On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At July 31, 2016, total cash and cash equivalents was $109.6, compared to $109.8 at April 30, 2016.
Within the U.S. Retail Coffee and U.S. Retail Consumer Foods segments, we generally expect a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, the additional increase of coffee inventory in advance of the Atlantic hurricane season, and seasonal fruit procurement. In these businesses, we expect cash provided by operations in the second half of the fiscal year to significantly exceed the amount in the first half of the year, upon completion of the Fall Bake and Holiday period. In contrast, the U.S. Retail Pet Foods segment does not experience seasonality, and thus our working capital requirements became less seasonal overall subsequent to the Big Heart acquisition.
The following table presents selected cash flow information.

	Three Months Ended July 31,
	2016	2015
Net cash provided by operating activities	$238.9	$307.0
Net cash used for investing activities	(62.5)	(38.1)
Net cash used for financing activities	(173.2)	(256.2)

Net cash provided by operating activities	$238.9	$307.0
Additions to property, plant, and equipment	(50.2)	(53.0)
Free cash flow (A)	$188.7	$254.0

(A)
Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $68.1 decrease in cash provided by operating activities in the first quarter of 2017 was mainly due to an increase in working capital during 2017, partially offset by higher net income. The working capital increase resulted from a greater inventory buildup in the first quarter of 2017, compared to the first quarter of 2016, particularly for fruit and coffee. The increased buildup was necessary due to lower inventory levels at the beginning of 2017, compared to 2016, which resulted from last year's working capital reduction initiative achieved mostly in the second half of 2016. Additionally, a tax refund of $49.6 in the first quarter of 2016 drove a portion of the working capital increase.
The $24.4 increase in cash used for investing activities in the first quarter of 2017 was due to an increase in our derivative cash margin account balances during 2017, as compared to a reduction during the first quarter of 2016.
Cash used for financing activities in the first quarter of 2017 consisted primarily of a $100.0 prepayment on the Term Loan and dividend payments of $77.8. Cash used for financing activities in the first quarter of 2016 consisted primarily of a $250.0 prepayment on the Term Loan and dividend payments of $76.4, partially offset by a $76.6 increase in short-term borrowings during 2016.

Capital Resources
The following table presents our capital structure.

	July 31, 2016	April 30, 2016
Short-term borrowings	$306.0	$284.0
Long-term debt	5,045.7	5,146.0
Total debt	$5,351.7	$5,430.0
Shareholders’ equity	7,095.9	7,008.5
Total capital	$12,447.6	$12,438.5
We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Additionally, under our commercial paper program, we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Along with the revolving credit facility, commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2016, we had $306.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.65 percent.
During the first quarter of 2017, we reduced total debt by $78.3, driven by the $100.0 prepayment on the Term Loan, partially offset by an increase in short-term borrowings outstanding. We intend to continue our focus on debt repayment in the near term. Reducing our leverage will provide the flexibility to consider other strategic uses of cash, including acquisition opportunities and share repurchases.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
As of July 31, 2016, we had approximately 6.6 million common shares available for repurchase under Board of Directors’ authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under our commercial paper program and revolving credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, interest and principal payments on debt outstanding, and share repurchases. As of July 31, 2016, total cash and cash equivalents of $104.9 was held by our international subsidiaries. We do not intend to repatriate these funds to meet any of these cash requirements. Should we repatriate these funds, we will be required to pay taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.
Non-GAAP Financial Measures

We use non-GAAP financial measures including: net sales excluding divestiture and foreign currency exchange; adjusted gross profit, operating income, income, and earnings per share; and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board of Director’s also utilizes the adjusted earnings per share and free cash flow measures as components for measuring performance for incentive compensation purposes.

Non-GAAP measures exclude certain items affecting comparability that can significantly affect the year-over year assessment of operating results, which include merger and integration and restructuring costs (“special project costs”) and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”). The special project costs in the table below relate to specific merger and integration and restructuring projects, and the unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts. Beginning May 1, 2016, we redefined our non-GAAP measures to also exclude amortization expense related to intangible assets, including any related impairment charges ("amortization"), and have modified prior year results to conform to the new definition. We believe that excluding amortization in our non-GAAP measures is more reflective of our operating performance and the way in which we manage our business, as amortization is a non-cash expense and can be significantly affected by the timing and size of our acquisitions.

These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 24 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended July 31,
	2016	2015
Gross profit reconciliation:
Gross profit	$722.7	$728.7
Unallocated derivative (gains) losses	(7.7)	10.0
Cost of products sold – special project costs	4.0	3.1
Adjusted gross profit	$719.0	$741.8
Operating income reconciliation:
Operating income	$293.8	$267.1
Amortization	51.7	53.0
Unallocated derivative (gains) losses	(7.7)	10.0
Cost of products sold – special project cost	4.0	3.1
Other special project costs	22.2	22.9
Adjusted operating income	$364.0	$356.1
Net income reconciliation:
Net income	$170.0	$136.4
Income taxes	83.4	86.4
Amortization	51.7	53.0
Unallocated derivative (gains) losses	(7.7)	10.0
Cost of products sold – special project costs	4.0	3.1
Other special project costs	22.2	22.9
Adjusted income before income taxes	$323.6	$311.8
Income taxes, as adjusted (A)	106.4	120.9
Adjusted income	$217.2	$190.9
Weighted-average shares – assuming dilution	116,475,496	119,634,958
Adjusted earnings per share	$1.86	$1.60

(A)	Income taxes, as adjusted is based upon our GAAP effective tax rate and reflects the impact of items excluded from GAAP net income to derive adjusted income.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.
As of July 31, 2016, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2016. As of July 31, 2016, our outstanding commercial commitments were not material to our financial position, liquidity, or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2016, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.
We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet, and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no net impact on earnings. In 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge, and used to hedge against the changes in the fair value of the debt. In 2015, we terminated this interest rate swap agreement prior to maturity and, as a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long term debt and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. At July 31, 2016, the remaining benefit of $42.0 was recorded as an increase in the long-term debt balance.
Based on our overall interest rate exposure as of and during the three months ended July 31, 2016, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at July 31, 2016, would increase the fair value of our long-term debt by $404.3.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2016, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the gains and losses on all foreign currency forwards and options contracts are immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2016, a hypothetical 10 percent change in exchange rates would result in a $15.6 loss of fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the three-month period ended July 31, 2016. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	July 31, 2016	April 30, 2016
High	$38.1	$40.0
Low	15.6	16.5
Average	30.5	32.9
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

•
our ability to achieve synergies and cost savings related to the Big Heart acquisition in the amounts and within the time frames currently anticipated and to effectively manage the related integration costs;

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2016 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2016, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2016 - May 31, 2016	90	$127.02	—	6,586,598
June 1, 2016 - June 30, 2016	76,397	133.71	—	6,586,598
July 1, 2016 - July 31, 2016	1,729	152.64	—	6,586,598
Total	78,216	$134.12	—	6,586,598
Information set forth in the table above represents the activity in our first fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of July 31, 2016, there were 6,586,598 common shares available for future repurchase pursuant to the
Board's authorizations.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 34 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 30, 2016	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Vice Chair and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
3.1	Amended Regulations of The J. M. Smucker Company		8-K	3.1	6/21/2016
12.1	Computation of Ratio of Earnings to Fixed Charges	X
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X