Form 10-Q
period 2016-10-31
J M SMUCKER Co
filed 2016-11-22
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 116,434,333 common shares outstanding on November 16, 2016.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions, except per share data	2016	2015	2016	2015
Net sales	$1,913.9	$2,077.7	$3,729.7	$4,029.7
Cost of products sold	1,171.0	1,290.4	2,264.1	2,513.7
Gross Profit	742.9	787.3	1,465.6	1,516.0
Selling, distribution, and administrative expenses	363.1	389.8	719.1	777.4
Amortization	51.8	53.0	103.5	106.0
Other special project costs (A)	26.6	30.6	48.8	53.5
Other operating (income) expense – net	(1.9)	0.1	(2.9)	(1.8)
Operating Income	303.3	313.8	597.1	580.9
Interest expense – net	(41.0)	(42.6)	(82.5)	(87.0)
Other income (expense) – net	3.2	(1.6)	4.3	(1.5)
Income Before Income Taxes	265.5	269.6	518.9	492.4
Income taxes	88.2	93.6	171.6	180.0
Net Income	$177.3	$176.0	$347.3	$312.4
Earnings per common share:
Net Income	$1.52	$1.47	$2.98	$2.61
Net Income – Assuming Dilution	$1.52	$1.47	$2.98	$2.61
Dividends Declared per Common Share	$0.75	$0.67	$1.50	$1.34

(A)	Other special project costs include merger and integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions	2016	2015	2016	2015
Net income	$177.3	$176.0	$347.3	$312.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11.2)	2.6	(26.2)	(22.9)
Cash flow hedging derivative activity, net of tax	0.1	0.1	0.2	0.2
Pension and other postretirement benefit plans activity, net of tax	0.8	(0.4)	18.0	4.1
Available-for-sale securities activity, net of tax	0.1	(0.2)	0.3	(0.4)
Total Other Comprehensive (Loss) Income	(10.2)	2.1	(7.7)	(19.0)
Comprehensive Income	$167.1	$178.1	$339.6	$293.4
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2016	April 30, 2016
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$121.8	$109.8
Trade receivables, less allowance for doubtful accounts	517.8	450.1
Inventories:
Finished products	669.9	560.0
Raw materials	358.5	339.4
Total Inventory	1,028.4	899.4
Other current assets	137.2	114.1
Total Current Assets	1,805.2	1,573.4
Property, Plant, and Equipment
Land and land improvements	115.1	114.6
Buildings and fixtures	748.1	727.7
Machinery and equipment	1,931.3	1,870.7
Construction in progress	66.2	91.3
Gross Property, Plant, and Equipment	2,860.7	2,804.3
Accumulated depreciation	(1,274.0)	(1,176.6)
Total Property, Plant, and Equipment	1,586.7	1,627.7
Other Noncurrent Assets
Goodwill	6,080.0	6,091.1
Other intangible assets – net	6,387.3	6,494.4
Other noncurrent assets	199.0	197.5
Total Other Noncurrent Assets	12,666.3	12,783.0
Total Assets	$16,058.2	$15,984.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$435.8	$459.4
Accrued trade marketing and merchandising	180.0	112.3
Short-term borrowings	406.0	284.0
Other current liabilities	284.5	357.3
Total Current Liabilities	1,306.3	1,213.0
Noncurrent Liabilities
Long-term debt	4,945.4	5,146.0
Deferred income taxes	2,245.0	2,230.3
Other noncurrent liabilities	381.4	386.3
Total Noncurrent Liabilities	7,571.8	7,762.6
Total Liabilities	8,878.1	8,975.6
Shareholders’ Equity
Common shares	29.1	29.1
Additional capital	5,873.7	5,860.1
Retained income	1,433.4	1,267.7
Accumulated other comprehensive loss	(156.1)	(148.4)
Total Shareholders’ Equity	7,180.1	7,008.5
Total Liabilities and Shareholders’ Equity	$16,058.2	$15,984.1
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
Dollars in millions	2016	2015
Operating Activities
Net income	$347.3	$312.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	107.0	110.4
Amortization	103.5	106.0
Share-based compensation expense	15.1	16.4
Loss on disposal of assets – net	1.0	2.6
Other noncash adjustments	0.4	(2.4)
Defined benefit pension contributions	(1.3)	(1.8)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(69.9)	(178.5)
Inventories	(132.7)	107.6
Other current assets	4.8	36.1
Accounts payable	(5.5)	(39.7)
Accrued liabilities	23.3	37.1
Income and other taxes	(38.6)	68.3
Other – net	20.9	8.0
Net Cash Provided by Operating Activities	375.3	582.5
Investing Activities
Business acquired, net of cash acquired	—	7.9
Additions to property, plant, and equipment	(84.0)	(117.4)
Proceeds from disposal of property, plant, and equipment	0.4	0.2
Other – net	(12.7)	13.3
Net Cash Used for Investing Activities	(96.3)	(96.0)
Financing Activities
Short-term borrowings – net	122.0	144.0
Repayments of long-term debt	(200.0)	(450.0)
Quarterly dividends paid	(164.9)	(156.5)
Purchase of treasury shares	(18.8)	(7.4)
Other – net	0.6	0.5
Net Cash Used for Financing Activities	(261.1)	(469.4)
Effect of exchange rate changes on cash	(5.9)	(3.7)
Net increase in cash and cash equivalents	12.0	13.4
Cash and cash equivalents at beginning of period	109.8	125.6
Cash and Cash Equivalents at End of Period	$121.8	$139.0
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
Operating results for the six months ended October 31, 2016, are not necessarily indicative of the results that may be expected for the year ending April 30, 2017. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2016.
Note 2: Recently Issued Accounting Standards
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than deferring such recognition until the asset is sold to an outside party. ASU 2016-16 is effective for us on May 1, 2018, with the option to early adopt on May 1, 2017. It will require adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact the application of ASU 2016-16 will have on our financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us on May 1, 2018, with the option to early adopt at any time prior to the effective date. It will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact the application of ASU 2016-15 will have on our financial statements and disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. ASU 2016-02 will be effective for us on May 1, 2019, with the option to early adopt at any time prior to the effective date, and will require a modified retrospective application for leases existing at, or entered into after, the beginning of the earliest comparative period presented and exclude any leases that expired before the date of initial application. We are currently evaluating the impact the application of ASU 2016-02 will have on our financial statements and disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which extends the standard effective date by one year. As a result of this issuance, the standard will be effective for us on May 1, 2018, with the option to early adopt at the original effective date of May 1, 2017. We have performed a preliminary review of the new guidance as compared to our current accounting policies, and a contract review is in process. Based on our findings to date, we do not expect the standard to have a material impact on our results of operations or financial position. During 2017, we plan to finalize our review and determine our method of adoption.
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
The final Big Heart purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. The purchase price allocation included total intangible assets of $3.8 billion. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as a result, the excess was allocated to goodwill. We recognized a total of $3.0 billion of goodwill, representing the value we expect to achieve through the implementation of operational synergies and growth opportunities across our segments. Goodwill was allocated across all reportable segments based on the synergies anticipated to be achieved by each individual reporting unit as a result of the acquisition. Of the total goodwill, $63.5 is remaining as deductible for tax purposes at October 31, 2016.
Note 4: Integration and Restructuring Costs
Integration and restructuring costs primarily consist of employee-related costs, outside service and consulting costs, and other costs related to acquisition or restructuring activities, respectively. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees and the remainder are expensed as incurred. Other costs include professional fees, information systems costs, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. These one-time costs are not allocated to segment profit and the majority of these costs are reported in other special project costs in the Condensed Statements of Consolidated Income. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Integration Costs: Total one-time costs related to the Big Heart acquisition are anticipated to be approximately $275.0, of which approximately $50.0 are expected to be noncash charges. Of the total anticipated one-time costs, we expect to incur approximately $120.0, $100.0, and $55.0 in employee-related costs, outside service and consulting costs, and other costs, respectively. These costs are anticipated to be incurred through 2018.
We incurred costs of $22.6 and $33.7 during the three months ended October 31, 2016 and 2015, respectively, and $42.8 and $58.5 during the six months ended October 31, 2016 and 2015, respectively, related to the integration of Big Heart. During the three months ended October 31, 2016, we incurred $6.3, $12.3, and $4.0 of employee-related costs, outside service and consulting costs, and other costs, respectively, including noncash charges of $1.4. During the six months ended October 31, 2016, we incurred $13.2, $18.4, and $11.2 of employee-related costs, outside service and consulting costs, and other costs, respectively, including noncash charges of $7.0.
Total one-time costs from the date of the acquisition were $224.0 as of October 31, 2016, which include $79.0, $90.5, and $54.5 of employee-related costs, outside service and consulting costs, and other costs, respectively, including noncash charges of $31.6, primarily consisting of share-based compensation and accelerated depreciation.
The obligation related to severance costs and retention bonuses was $6.3 and $13.4 at October 31, 2016 and April 30, 2016, respectively.
Restructuring Costs: An organization optimization program was approved by the Board of Directors during the fourth quarter of 2016 as part of our ongoing efforts to reduce costs, integrate, and optimize the combined organization. Total restructuring costs are expected to be approximately $40.0, of which approximately half represents employee-related costs, and the remainder primarily consists of site preparation, equipment relocation, and production start-up costs. Included in the total restructuring costs are approximately $8.0 of noncash charges related to accelerated depreciation. In addition, we expect to invest approximately $15.0 to $17.0 in capital expenditures related to this program.
As part of this program, we will discontinue the production of coffee at our Harahan, Louisiana, facility and consolidate all related roast and ground coffee production into one of our facilities in New Orleans, Louisiana, which we expect to complete by December 2017. Additionally, we will exit two leased facilities in Livermore, California, and consolidate all ancient grains and pasta production into our facility in Chico, California, which we expect to complete by January 2017. We anticipate the remainder of restructuring costs to be incurred through 2018, with the majority of the costs expected to be recognized by the end of 2017. Upon completion, the restructuring plan will result in a reduction of approximately 125 full-time positions.
We incurred costs of $4.3 and $10.3 during the three and six months ended October 31, 2016, respectively, related to restructuring activities. During the three months ended October 31, 2016, we incurred $3.3, $0.6, and $0.4 of employee-related costs, outside service and consulting costs, and other costs, respectively. During the six months ended October 31, 2016, we incurred $7.3, $1.7, and $1.3 of employee-related costs, outside service and consulting costs, and other costs, respectively. Total costs incurred to date related to this program were $11.6 as of October 31, 2016, which include $8.6, $1.7, and $1.3 of employee-related costs, outside service and consulting costs, and other costs, respectively, including non-cash charges of $1.0.
The obligation related to severance costs and retention bonuses was $3.6 and $1.3 at October 31, 2016 and April 30, 2016, respectively.
Note 5: Divestiture
On December 31, 2015, we sold our U.S. canned milk brands and operations to Eagle Family Foods Group LLC, a subsidiary of funds affiliated with Kelso & Company. The transaction included canned milk products that were primarily sold in U.S. retail and foodservice channels under the Eagle Brand® and Magnolia® brands, along with other branded and private label trade names, with annual net sales of approximately $200.0. Our manufacturing facilities in El Paso, Texas, and Seneca, Missouri, were included in the transaction, but our canned milk business in Canada was excluded from the divestiture.

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
Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below as segment profit excludes certain expenses such as corporate administrative expenses, unallocated gains and losses on commodity and foreign currency exchange derivative activities, and amortization expense related to intangible assets, including any related impairment charges ("amortization"). Effective May 1, 2016, the segment profit calculation was revised to exclude amortization expense related to intangible assets as we believe that excluding amortization expense related to intangible assets from segment operating results is more reflective of our operating performance and the way in which we manage our business.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Net sales:
U.S. Retail Coffee	$551.8	$586.1	$1,065.1	$1,151.1
U.S. Retail Consumer Foods	557.3	644.0	1,094.3	1,226.2
U.S. Retail Pet Foods	531.0	566.7	1,050.5	1,116.6
International and Foodservice	273.8	280.9	519.8	535.8
Total net sales	$1,913.9	$2,077.7	$3,729.7	$4,029.7
Segment profit:
U.S. Retail Coffee	$186.5	$180.4	$360.3	$354.2
U.S. Retail Consumer Foods	118.9	127.3	230.3	246.7
U.S. Retail Pet Foods	114.5	115.0	236.7	231.8
International and Foodservice	51.7	55.6	91.2	91.7
Total segment profit	$471.6	$478.3	$918.5	$924.4
Amortization	(51.8)	(53.0)	(103.5)	(106.0)
Interest expense – net	(41.0)	(42.6)	(82.5)	(87.0)
Unallocated derivative (losses) gains	(14.2)	6.0	(6.5)	(4.0)
Cost of products sold – special project costs (A)	(0.3)	(3.0)	(4.3)	(6.1)
Other special project costs (A)	(26.6)	(30.6)	(48.8)	(53.5)
Corporate administrative expenses	(75.4)	(83.9)	(158.3)	(173.9)
Other income (expense) – net	3.2	(1.6)	4.3	(1.5)
Income before income taxes	$265.5	$269.6	$518.9	$492.4

(A)	Special project costs include merger and integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.
Note 7: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Net income	$177.3	$176.0	$347.3	$312.4
Less: Net income allocated to participating securities	0.8	0.8	1.6	1.4
Net income allocated to common stockholders	$176.5	$175.2	$345.7	$311.0
Weighted-average common shares outstanding	115,885,448	119,159,257	115,845,261	119,124,508
Add: Dilutive effect of stock options	123,608	10,276	132,332	11,740
Weighted-average common shares outstanding – assuming dilution	116,009,056	119,169,533	115,977,593	119,136,248
Net income per common share	$1.52	$1.47	$2.98	$2.61
Net income per common share – assuming dilution	$1.52	$1.47	$2.98	$2.61

Note 8: Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31, 2016		April 30, 2016
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
1.75% Senior Notes due March 15, 2018	$500.0	$498.5	$500.0	$498.0
2.50% Senior Notes due March 15, 2020	500.0	496.0	500.0	495.5
3.50% Senior Notes due October 15, 2021	750.0	786.0	750.0	789.4
3.00% Senior Notes due March 15, 2022	400.0	396.3	400.0	395.9
3.50% Senior Notes due March 15, 2025	1,000.0	993.1	1,000.0	992.7
4.25% Senior Notes due March 15, 2035	650.0	642.5	650.0	642.2
4.38% Senior Notes due March 15, 2045	600.0	584.6	600.0	584.4
Term Loan Credit Agreement due March 23, 2020	550.0	548.4	750.0	747.9
Total long-term debt	$4,950.0	$4,945.4	$5,150.0	$5,146.0

(A)	Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of interest rate swaps, offering discounts, and capitalized debt issuance costs.
In March 2015, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.8 billion. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The weighted-average interest rate on the Term Loan at October 31, 2016, was 1.78 percent. The Term Loan requires quarterly amortization payments of 2.50 percent of the original principal amount. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required quarterly minimum payment obligations in direct order of maturity. As of October 31, 2016, we have prepaid $1.2 billion on the Term Loan to date, including $100.0 and $200.0 in the second quarter and first six months of 2017, respectively, and therefore no additional payments are required until final maturity of the loan agreement on March 23, 2020.
Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the acquisition, and prepay our privately placed Senior Notes.
All of our Senior Notes outstanding at October 31, 2016, are unsecured and interest is paid semiannually. There are no required scheduled principal payments on our Senior Notes. We may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
During 2014, we entered into an interest rate swap designated as a fair value hedge of the 3.50 percent Senior Notes due October 15, 2021, which was subsequently terminated in 2015. At October 31, 2016, the remaining benefit of $40.1 resulting from the termination was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. For additional information, see Note 10: Derivative Financial Instruments.
We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. At October 31, 2016 and April 30, 2016, we did not have a balance outstanding under the revolving credit facility.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2016 and April 30, 2016, we had $406.0 and $284.0 of short-term borrowings outstanding, respectively, all of which were issued under our commercial paper program at a weighted-average interest rate of 0.65 percent.

Interest paid totaled $77.7 and $78.4 for the three months ended October 31, 2016 and 2015, respectively, and $81.3 and $85.6 for the six months ended October 31, 2016 and 2015, respectively. This differs from interest expense due to the timing of payments, amortization of fair value swap adjustments, amortization of debt issuance costs, and capitalized interest.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 9: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Service cost	$3.6	$4.4	$0.6	$0.5
Interest cost	6.2	6.9	0.6	0.7
Expected return on plan assets	(7.3)	(8.3)	—	—
Recognized net actuarial loss (gain)	3.4	2.7	(0.1)	(0.1)
Prior service cost (credit)	0.3	0.2	(0.3)	(0.2)
Curtailment gain	—	(0.8)	—	(0.1)
Net periodic benefit cost	$6.2	$5.1	$0.8	$0.8

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Service cost	$7.7	$9.1	$1.2	$1.1
Interest cost	12.9	13.9	1.3	1.4
Expected return on plan assets	(14.6)	(16.7)	—	—
Recognized net actuarial loss (gain)	7.1	5.4	(0.1)	(0.1)
Prior service cost (credit)	0.6	0.4	(0.7)	(0.5)
Curtailment gain	—	(4.5)	—	(0.1)
Settlement loss	0.1	—	—	—
Net periodic benefit cost	$13.8	$7.6	$1.7	$1.8

During the first quarter of 2017, we announced our plans to harmonize our retirement benefits and, as a result, will freeze our non-union U.S. defined benefit pension plans. The amendments resulted in an immaterial net settlement loss and a decrease in accumulated other comprehensive loss of $25.2 during the first quarter of 2017. We anticipate future savings to be realized as a result of the plan changes, which will be complete by December 31, 2017.
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
Commodity Price Management: We enter into commodity derivatives to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, corn, edible oils, wheat, and soybean meal. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.

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
In 2015, we terminated an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was deferred and is being recognized over the remaining life of the underlying debt as a reduction of future interest expense. To date, we have recognized $13.4 of the deferred amount, of which $1.9 and $3.8 was recognized during the three and six months ended October 31, 2016, respectively. The remaining gain will be recognized as follows: $3.8 through the remainder of 2017, $7.8 in 2018, $8.0 in 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022. For additional information, see Note 8: Debt and Financing Arrangements.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2016
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$23.8	$26.7	$0.1	$0.1
Foreign currency exchange contracts	3.0	0.9	—	—
Total derivative instruments	$26.8	$27.6	$0.1	$0.1

	April 30, 2016
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$20.3	$14.1	$2.0	$1.2
Foreign currency exchange contracts	0.2	8.9	0.3	0.4
Total derivative instruments	$20.5	$23.0	$2.3	$1.6
We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At October 31, 2016 and April 30, 2016, we maintained cash margin account balances of $16.1 and $3.4, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

During both of the three month periods ended October 31, 2016 and 2015, we recognized $0.2 in pre-tax losses related to the termination of prior interest rate swaps. During both of the six month periods ended October 31, 2016 and 2015, we recognized $0.3 in pre-tax losses related to the termination of prior interest rate swaps. Included as a component of accumulated other comprehensive loss at October 31, 2016 and April 30, 2016, were deferred pre-tax losses of $7.3 and $7.6, respectively, related to the termination of these interest rate swaps. The related tax benefit recognized in accumulated other comprehensive loss was $2.7 at both October 31, 2016 and April 30, 2016. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Losses on commodity contracts	$(12.9)	$(7.9)	$(20.7)	$(26.9)
Gains on foreign currency exchange contracts	2.7	0.3	8.5	8.6
Total losses recognized in cost of products sold	$(10.2)	$(7.6)	$(12.2)	$(18.3)
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Net losses on mark-to-market valuation of unallocated derivative positions	$(10.2)	$(7.6)	$(12.2)	$(18.3)
Net (gains) losses on derivative positions reclassified to segment operating profit	(4.0)	13.6	5.7	14.3
Unallocated derivative (losses) gains	$(14.2)	$6.0	$(6.5)	$(4.0)
The net cumulative unallocated derivative losses at October 31, 2016 and April 30, 2016, were $14.9 and $8.4, respectively. As of October 31, 2016, net realized losses of $7.9 were included in cumulative unallocated derivative losses and will be reclassified to segment operating profit when the related inventory is sold.
The following table presents the gross contract notional value of outstanding derivative contracts.

	October 31, 2016	April 30, 2016
Commodity contracts	$1,114.6	$545.7
Foreign currency exchange contracts	225.4	212.5
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	October 31, 2016		April 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$47.5	$47.5	$48.8	$48.8
Derivative financial instruments – net	(0.8)	(0.8)	(1.8)	(1.8)
Long-term debt	(4,945.4)	(5,158.4)	(5,146.0)	(5,319.9)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at October 31, 2016
Marketable securities and other investments: (A)
Equity mutual funds	$10.3	$—	$—	$10.3
Municipal obligations	—	35.8	—	35.8
Money market funds	1.4	—	—	1.4
Derivative financial instruments: (B)
Commodity contracts – net	0.1	(3.0)	—	(2.9)
Foreign currency exchange contracts – net	0.4	1.7	—	2.1
Long-term debt (C)	(4,607.8)	(550.6)	—	(5,158.4)
Total financial instruments measured at fair value	$(4,595.6)	$(516.1)	$—	$(5,111.7)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2016
Marketable securities and other investments: (A)
Equity mutual funds	$9.8	$—	$—	$9.8
Municipal obligations	—	37.6	—	37.6
Money market funds	1.4	—	—	1.4
Derivative financial instruments: (B)
Commodity contracts – net	15.0	(8.0)	—	7.0
Foreign currency exchange contracts – net	(1.7)	(7.1)	—	(8.8)
Long-term debt (C)	(4,569.0)	(750.9)	—	(5,319.9)
Total financial instruments measured at fair value	$(4,544.5)	$(728.4)	$—	$(5,272.9)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of October 31, 2016, our municipal obligations are scheduled to mature as follows: $0.5 in 2017, $1.0 in 2018, $2.3 in 2019, $2.2 in 2020, and the remaining $29.8 in 2021 and beyond.

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
During the three-month and six-month periods ended October 31, 2016, the effective tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, offset by state income taxes. Additionally, the effective tax rate during the three-month and six-month periods ended October 31, 2015, was impacted by higher deferred state income tax expense, which was a result of state tax law changes.
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

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2016	$(13.1)	$(4.8)	$(134.1)	$3.6	$(148.4)
Reclassification adjustments	—	0.3	9.1	—	9.4
Current period (charge) credit	(26.2)	—	18.8	0.4	(7.0)
Income tax expense	—	(0.1)	(9.9)	(0.1)	(10.1)
Balance at October 31, 2016	$(39.3)	$(4.6)	$(116.1)	$3.9	$(156.1)

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2015	$(2.3)	$(5.2)	$(105.6)	$3.3	$(109.8)
Reclassification adjustments	—	0.3	7.3	—	7.6
Current period charge	(22.9)	—	(1.5)	(0.6)	(25.0)
Income tax (expense) benefit	—	(0.1)	(1.7)	0.2	(1.6)
Balance at October 31, 2015	$(25.2)	$(5.0)	$(101.5)	$2.9	$(128.8)

(A)	The reclassification from accumulated other comprehensive loss to interest expense was related to the termination of prior interest rate swaps.

(B)	Amortization of net losses was reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expenses.
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
Note 15: Common Shares
The following table sets forth common share information.

	October 31, 2016	April 30, 2016
Common shares authorized	300,000,000	300,000,000
Common shares outstanding	116,435,507	116,306,894
Treasury shares	30,062,223	30,190,836

Share repurchases during the first six months of 2017 primarily consisted of shares repurchased from stock plan recipients in lieu of cash payments. We did not repurchase any common shares during the first six months of 2017 under a Board authorized repurchase plan. At October 31, 2016, we had approximately 6.6 million common shares available for repurchase pursuant to the Board’s authorizations.
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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended October 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$527.9	$328.7	$2,714.3	$(1,657.0)	$1,913.9
Cost of products sold	380.8	302.7	2,158.4	(1,670.9)	1,171.0
Gross Profit	147.1	26.0	555.9	13.9	742.9
Selling, distribution, and administrative expenses and other special project costs	86.5	10.8	292.4	—	389.7
Amortization	2.6	—	49.2	—	51.8
Other operating expense (income) – net	0.1	(0.3)	(1.7)	—	(1.9)
Operating Income	57.9	15.5	216.0	13.9	303.3
Interest (expense) income – net	(41.3)	0.3	—	—	(41.0)
Other (expense) income – net	(1.0)	2.6	1.6	—	3.2
Equity in net earnings of subsidiaries	171.5	37.9	18.1	(227.5)	—
Income Before Income Taxes	187.1	56.3	235.7	(213.6)	265.5
Income taxes	9.8	0.1	78.3	—	88.2
Net Income	$177.3	$56.2	$157.4	$(213.6)	$177.3
Other comprehensive (loss) income, net of tax	(10.2)	0.3	(10.1)	9.8	(10.2)
Comprehensive Income	$167.1	$56.5	$147.3	$(203.8)	$167.1

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended October 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$827.2	$341.7	$2,316.1	$(1,407.3)	$2,077.7
Cost of products sold	629.8	314.3	1,755.1	(1,408.8)	1,290.4
Gross Profit	197.4	27.4	561.0	1.5	787.3
Selling, distribution, and administrative expenses and other special project costs	62.7	10.2	347.5	—	420.4
Amortization	1.0	—	52.0	—	53.0
Other operating expense – net	—	—	0.1	—	0.1
Operating Income	133.7	17.2	161.4	1.5	313.8
Interest (expense) income – net	(42.8)	0.3	(0.1)	—	(42.6)
Other income (expense) – net	0.6	0.1	(2.3)	—	(1.6)
Equity in net earnings of subsidiaries	116.8	32.0	17.3	(166.1)	—
Income Before Income Taxes	208.3	49.6	176.3	(164.6)	269.6
Income taxes	32.3	0.1	61.2	—	93.6
Net Income	$176.0	$49.5	$115.1	$(164.6)	$176.0
Other comprehensive income (loss), net of tax	2.1	0.2	(0.9)	0.7	2.1
Comprehensive Income	$178.1	$49.7	$114.2	$(163.9)	$178.1

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Six Months Ended October 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,503.9	$639.3	$5,314.2	$(3,727.7)	$3,729.7
Cost of products sold	1,187.4	582.6	4,220.5	(3,726.4)	2,264.1
Gross Profit	316.5	56.7	1,093.7	(1.3)	1,465.6
Selling, distribution, and administrative expenses and other special project costs	171.4	20.9	575.6	—	767.9
Amortization	5.1	—	98.4	—	103.5
Other operating expense (income) – net	0.3	(0.3)	(2.9)	—	(2.9)
Operating Income	139.7	36.1	422.6	(1.3)	597.1
Interest (expense) income – net	(83.0)	0.6	(0.1)	—	(82.5)
Other income – net	1.1	2.7	0.5	—	4.3
Equity in net earnings of subsidiaries	306.0	72.8	38.8	(417.6)	—
Income Before Income Taxes	363.8	112.2	461.8	(418.9)	518.9
Income taxes	16.5	0.2	154.9	—	171.6
Net Income	$347.3	$112.0	$306.9	$(418.9)	$347.3
Other comprehensive (loss) income, net of tax	(7.7)	0.6	(23.6)	23.0	(7.7)
Comprehensive Income	$339.6	$112.6	$283.3	$(395.9)	$339.6

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Six Months Ended October 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,588.0	$639.9	$4,550.1	$(2,748.3)	$4,029.7
Cost of products sold	1,239.7	586.5	3,436.9	(2,749.4)	2,513.7
Gross Profit	348.3	53.4	1,113.2	1.1	1,516.0
Selling, distribution, and administrative expenses and other special project costs	124.9	20.8	685.2	—	830.9
Amortization	2.1	—	103.9	—	106.0
Other operating (income) expense – net	(0.1)	0.4	(2.1)	—	(1.8)
Operating Income	221.4	32.2	326.2	1.1	580.9
Interest (expense) income – net	(87.4)	0.6	(0.2)	—	(87.0)
Other income (expense) – net	3.5	0.1	(5.1)	—	(1.5)
Equity in net earnings of subsidiaries	223.2	65.2	32.3	(320.7)	—
Income Before Income Taxes	360.7	98.1	353.2	(319.6)	492.4
Income taxes	48.3	0.2	131.5	—	180.0
Net Income	$312.4	$97.9	$221.7	$(319.6)	$312.4
Other comprehensive (loss) income, net of tax	(19.0)	0.5	(23.2)	22.7	(19.0)
Comprehensive Income	$293.4	$98.4	$198.5	$(296.9)	$293.4

CONDENSED CONSOLIDATING BALANCE SHEETS	October 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$11.4	$—	$110.4	$—	$121.8
Inventories	—	152.4	877.2	(1.2)	1,028.4
Other current assets	596.8	2.9	68.2	(12.9)	655.0
Total Current Assets	608.2	155.3	1,055.8	(14.1)	1,805.2
Property, Plant, and Equipment – Net	291.8	572.0	722.9	—	1,586.7
Investments in Subsidiaries	15,376.8	4,390.7	371.0	(20,138.5)	—
Intercompany Receivable	—	475.0	1,728.5	(2,203.5)	—
Other Noncurrent Assets
Goodwill	1,494.8	—	4,585.2	—	6,080.0
Other intangible assets – net	423.1	—	5,964.2	—	6,387.3
Other noncurrent assets	55.9	11.9	131.2	—	199.0
Total Other Noncurrent Assets	1,973.8	11.9	10,680.6	—	12,666.3
Total Assets	$18,250.6	$5,604.9	$14,558.8	$(22,356.1)	$16,058.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$815.3	$102.2	$401.7	$(12.9)	$1,306.3
Noncurrent Liabilities
Long-term debt	4,945.4	—	—	—	4,945.4
Deferred income taxes	69.9	—	2,175.1	—	2,245.0
Intercompany payable	4,904.9	—	—	(4,904.9)	—
Other noncurrent liabilities	335.0	17.9	28.5	—	381.4
Total Noncurrent Liabilities	10,255.2	17.9	2,203.6	(4,904.9)	7,571.8
Total Liabilities	11,070.5	120.1	2,605.3	(4,917.8)	8,878.1
Total Shareholders’ Equity	7,180.1	5,484.8	11,953.5	(17,438.3)	7,180.1
Total Liabilities and Shareholders’ Equity	$18,250.6	$5,604.9	$14,558.8	$(22,356.1)	$16,058.2

CONDENSED CONSOLIDATING BALANCE SHEETS	April 30, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$7.0	$—	$102.8	$—	$109.8
Inventories	—	143.2	752.0	4.2	899.4
Other current assets	497.3	5.9	71.9	(10.9)	564.2
Total Current Assets	504.3	149.1	926.7	(6.7)	1,573.4
Property, Plant, and Equipment – Net	296.3	587.0	744.4	—	1,627.7
Investments in Subsidiaries	15,092.2	4,317.9	331.6	(19,741.7)	—
Intercompany Receivable	—	404.7	1,543.9	(1,948.6)	—
Other Noncurrent Assets
Goodwill	1,494.8	—	4,596.3	—	6,091.1
Other intangible assets – net	428.3	—	6,066.1	—	6,494.4
Other noncurrent assets	57.4	10.4	129.7	—	197.5
Total Other Noncurrent Assets	1,980.5	10.4	10,792.1	—	12,783.0
Total Assets	$17,873.3	$5,469.1	$14,338.7	$(21,697.0)	$15,984.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$723.3	$78.9	$421.6	$(10.8)	$1,213.0
Noncurrent Liabilities
Long-term debt	5,146.0	—	—	—	5,146.0
Deferred income taxes	60.7	—	2,169.6	—	2,230.3
Intercompany payable	4,644.7	—	—	(4,644.7)	—
Other noncurrent liabilities	290.1	17.9	78.3	—	386.3
Total Noncurrent Liabilities	10,141.5	17.9	2,247.9	(4,644.7)	7,762.6
Total Liabilities	10,864.8	96.8	2,669.5	(4,655.5)	8,975.6
Total Shareholders’ Equity	7,008.5	5,372.3	11,669.2	(17,041.5)	7,008.5
Total Liabilities and Shareholders’ Equity	$17,873.3	$5,469.1	$14,338.7	$(21,697.0)	$15,984.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Six Months Ended October 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$22.4	$87.9	$265.0	$—	$375.3
Investing Activities
Additions to property, plant, and equipment	(17.0)	(18.8)	(48.2)	—	(84.0)
Proceeds from disposal of property, plant, and equipment	—	—	0.4	—	0.4
(Disbursements of) repayments from intercompany loans	—	(70.3)	(189.9)	260.2	—
Other – net	(0.1)	1.2	(13.8)	—	(12.7)
Net Cash (Used for) Provided by Investing Activities	(17.1)	(87.9)	(251.5)	260.2	(96.3)
Financing Activities
Short-term borrowings – net	122.0	—	—	—	122.0
Repayments of long-term debt	(200.0)	—	—	—	(200.0)
Quarterly dividends paid	(164.9)	—	—	—	(164.9)
Purchase of treasury shares	(18.8)	—	—	—	(18.8)
Intercompany payable	260.2	—	—	(260.2)	—
Other – net	0.6	—	—	—	0.6
Net Cash Used for Financing Activities	(0.9)	—	—	(260.2)	(261.1)
Effect of exchange rate changes on cash	—	—	(5.9)	—	(5.9)
Net increase in cash and cash equivalents	4.4	—	7.6	—	12.0
Cash and cash equivalents at beginning of period	7.0	—	102.8	—	109.8
Cash and Cash Equivalents at End of Period	$11.4	$—	$110.4	$—	$121.8

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Six Months Ended October 31, 2015
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$104.3	$73.2	$405.0	$—	$582.5
Investing Activities
Business acquired, net of cash acquired	—	—	7.9	—	7.9
Additions to property, plant, and equipment	(56.3)	(20.3)	(40.8)	—	(117.4)
Proceeds from disposal of property, plant, and equipment	—	0.1	0.1	—	0.2
(Disbursements of) repayments from intercompany loans	—	(53.3)	(368.0)	421.3	—
Other – net	—	0.3	13.0	—	13.3
Net Cash (Used for) Provided by Investing Activities	(56.3)	(73.2)	(387.8)	421.3	(96.0)
Financing Activities
Short-term borrowings – net	144.0	—	—	—	144.0
Repayments of long-term debt	(450.0)	—	—	—	(450.0)
Quarterly dividends paid	(156.5)	—	—	—	(156.5)
Purchase of treasury shares	(7.4)	—	—	—	(7.4)
Intercompany payable	421.3	—	—	(421.3)	—
Other – net	0.5	—	—	—	0.5
Net Cash Used for Financing Activities	(48.1)	—	—	(421.3)	(469.4)
Effect of exchange rate changes on cash	—	—	(3.7)	—	(3.7)
Net increase in cash and cash equivalents	(0.1)	—	13.5	—	13.4
Cash and cash equivalents at beginning of period	7.1	—	118.5	—	125.6
Cash and Cash Equivalents at End of Period	$7.0	$—	$132.0	$—	$139.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollars in millions, unless otherwise noted, except per share data
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2016 and 2015. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
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

Results of Operations

	Three Months Ended October 31,			Six Months Ended October 31,
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Net sales	$1,913.9	$2,077.7	(8)%	$3,729.7	$4,029.7	(7)%
Gross profit	$742.9	$787.3	(6)%	$1,465.6	$1,516.0	(3)%
% of net sales	38.8%	37.9%		39.3%	37.6%
Operating income	$303.3	$313.8	(3)%	$597.1	$580.9	3%
% of net sales	15.8%	15.1%		16.0%	14.4%
Net income:
Net income	$177.3	$176.0	1%	$347.3	$312.4	11%
Net income per common share – assuming dilution	$1.52	$1.47	3%	$2.98	$2.61	14%
Adjusted gross profit (A)	$757.4	$784.3	(3)%	$1,476.4	$1,526.1	(3)%
% of net sales	39.6%	37.7%		39.6%	37.9%
Adjusted operating income (A)	$396.2	$394.4	—%	$760.2	$750.5	1%
% of net sales	20.7%	19.0%		20.4%	18.6%
Adjusted income: (A)
Income	$239.2	$229.1	4%	$456.4	$420.0	9%
Earnings per share – assuming dilution	$2.05	$1.91	7%	$3.92	$3.51	12%

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net sales decreased 8 percent in the second quarter of 2017, driven by the noncomparable impact from the U.S. canned milk business, which was divested during the third quarter of 2016, as well as unfavorable volume/mix and lower net price realization in the current year. Operating income decreased 3 percent, primarily due to the impact of the sales decline, partially offset by lower selling, distribution, and administrative (“SD&A”) expenses in 2017, which resulted mainly from incremental synergy realization related to the 2015 acquisition of Big Heart Pet Brands ("Big Heart"). Operating income excluding non-GAAP adjustments (“adjusted operating income”) was flat in the second quarter of 2017, compared to the prior year. Our non-GAAP adjustments include amortization expense related to intangible assets, including any related impairment charges, merger and integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Net income per diluted share increased 3 percent in the second quarter of 2017, while income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”) increased 7 percent. Both 2017 per share measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the fourth quarter of 2016 and a lower effective tax rate.

Net sales decreased 7 percent in the first six months of 2017, driven by lower net price realization, the noncomparable impact from the divested U.S. canned milk business, and unfavorable volume/mix. Operating income increased 3 percent, primarily due to lower SD&A expenses in 2017, which offset the impact of the sales decline, while adjusted operating income increased 1 percent. Net income per diluted share increased 14 percent in the first six months of 2017, while adjusted earnings per share increased 12 percent. Both 2017 per share measures reflect the benefit of a lower effective tax rate and a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the fourth quarter of 2016.

Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2016	2015	Increase (Decrease)%		2016	2015	Increase (Decrease)%
Net sales	$1,913.9	$2,077.7	$(163.8)	(8)%	$3,729.7	$4,029.7	$(300.0)	(7)%
Milk divestiture	—	(67.7)	67.7	3	—	(107.2)	107.2	3
Foreign currency exchange	(0.1)	—	(0.1)	—	4.5	—	4.5	—
Net sales excluding divestiture and foreign currency exchange (A)	$1,913.8	$2,010.0	$(96.2)	(5)%	$3,734.2	$3,922.5	$(188.3)	(5)%
Amounts may not add due to rounding.

(A)
Net sales excluding divestiture and foreign currency exchange is a non-GAAP measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales in the second quarter of 2017 decreased $163.8, of which $67.7 was due to the impact of prior year sales from the divested U.S. canned milk business. Excluding the noncomparable divested business and foreign currency exchange, net sales decreased $96.2, or 5 percent. This reflected a 3 percentage point decline from volume/mix, driven by the U.S. Retail Pet Foods segment and the Folgers and Jif brands. Net price realization was also lower, which was mostly attributed to coffee.
Net sales in the first six months of 2017 decreased $300.0, of which $107.2 was due to the impact of the divested U.S. canned milk business. Excluding the noncomparable divested business and foreign currency exchange, net sales decreased $188.3, or 5 percent. This was due to a 3 percentage point impact of lower net price realization, mainly within the U.S. Retail Coffee segment, and a 2 percentage point decline from volume/mix, driven by the U.S. Retail Pet Foods segment.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Gross profit	38.8%	37.9%	39.3%	37.6%
Selling, distribution, and administrative expenses:
Marketing	6.3%	5.9%	6.2%	5.9%
Selling	3.5	4.2	3.6	4.2
Distribution	3.3	3.0	3.3	3.1
General and administrative	5.8	5.7	6.3	6.1
Total selling, distribution, and administrative expenses	19.0%	18.8%	19.3%	19.3%

Amortization	2.7	2.5	2.8	2.6
Other special project costs	1.4	1.5	1.3	1.3
Other operating (income) expense – net	(0.1)	—	(0.1)	—
Operating income	15.8%	15.1%	16.0%	14.4%
Amounts may not add due to rounding.

Gross profit decreased $44.4, or 6 percent, in the second quarter of 2017, driven by unfavorable volume/mix and the loss of U.S. canned milk profits. The impact of lower net price realization was more than offset by a reduction in commodity and manufacturing overhead costs and incremental synergy realization. SD&A expenses decreased $26.7, or 7 percent, primarily driven by incremental synergy realization. Operating income decreased $10.5, or 3 percent.

Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $26.9, or 3 percent, in the second quarter of 2017, with the primary difference from GAAP results being the exclusion of a $20.2 unfavorable change in unallocated derivative gains and losses. Adjusted operating income was comparable to the prior year.
Gross profit decreased $50.4, or 3 percent, in the first six months of 2017, primarily reflecting the loss of U.S. canned milk profits. The impact of lower net price realization and unfavorable volume/mix was mostly offset by a reduction in commodity and manufacturing overhead costs and incremental synergy realization. SD&A expenses decreased $58.3, or 7 percent, in the first six months of 2017, primarily driven by incremental synergy realization. Operating income increased $16.2, or 3 percent.
On a non-GAAP basis, adjusted gross profit decreased $49.7, or 3 percent, in the first six months of 2017, while adjusted operating income increased $9.7, or 1 percent.
Income Taxes
Income taxes decreased 6 percent and 5 percent in the second quarter and first six months of 2017, respectively, driven by a lower effective tax rate in 2017 of 33.2 percent for the second quarter and 33.1 percent for the first six months. The 2016 effective tax rates of 34.7 percent for the second quarter and 36.6 percent for the first six months were impacted by higher deferred state income tax expense, which was a result of state tax law changes. We anticipate a full-year effective tax rate for 2017 of approximately 33.0 percent.
Integration and Restructuring Activities
Total one-time costs related to the Big Heart acquisition are anticipated to be approximately $275.0 and are expected to be incurred through 2018. These costs primarily consist of employee-related costs, outside service and consulting costs, and other costs related to the acquisition. We have incurred total costs of $224.0 related to the integration of Big Heart, including $22.6 and $42.8 in the second quarter and first six months of 2017, respectively.
In addition to the integration activities discussed above, an organization optimization program was approved by the Board of Directors during the fourth quarter of 2016 as part of our ongoing efforts to reduce costs, integrate, and optimize the combined organization. Total restructuring costs related to the program are expected to be approximately $40.0, primarily consisting of employee-related, site preparation, equipment relocation, and production start-up costs. In addition, we expect to invest approximately $15.0 to $17.0 in capital expenditures. We have incurred total restructuring costs of $11.6, $10.3 of which was incurred during 2017, including $4.3 in the second quarter. The remaining costs are anticipated to be recognized through 2018, with the majority of the costs expected to be recognized by the end of 2017. Upon completion, the restructuring plan will result in a reduction of approximately 125 full-time positions.
As part of this program, we will discontinue the production of coffee at our Harahan, Louisiana, facility and consolidate all related roast and ground coffee production into one of our facilities in New Orleans, Louisiana, which we expect to complete by December 2017. Additionally, we will exit two leased facilities in Livermore, California, and consolidate all ancient grains and pasta production into our facility in Chico, California, which we expect to complete by January 2017.
We anticipate synergies related to the Big Heart acquisition to result in net realized savings of approximately $200.0 annually by the end of 2018. In 2017, we expect to realize approximately $100.0 of incremental savings as compared to 2016, of which $28.5 and $60.5 were realized in the second quarter and first six months of 2017, respectively. To date, we have realized $97.5 of our goal of $200.0 in annual synergies. In addition, we expect approximately $50.0 of incremental annual cost savings related to our organization optimization program to be recognized over the next few years, much of which we plan to invest in our businesses.
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

	Three Months Ended October 31,			Six Months Ended October 31,
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$551.8	$586.1	(6)%	$1,065.1	$1,151.1	(7)%
U.S. Retail Consumer Foods	557.3	644.0	(13)	1,094.3	1,226.2	(11)
U.S. Retail Pet Foods	531.0	566.7	(6)	1,050.5	1,116.6	(6)
International and Foodservice	273.8	280.9	(3)	519.8	535.8	(3)
Segment profit:
U.S. Retail Coffee	$186.5	$180.4	3%	$360.3	$354.2	2%
U.S. Retail Consumer Foods	118.9	127.3	(7)	230.3	246.7	(7)
U.S. Retail Pet Foods	114.5	115.0	—	236.7	231.8	2
International and Foodservice	51.7	55.6	(7)	91.2	91.7	(1)
Segment profit margin:
U.S. Retail Coffee	33.8%	30.8%		33.8%	30.8%
U.S. Retail Consumer Foods	21.3	19.8		21.0	20.1
U.S. Retail Pet Foods	21.6	20.3		22.5	20.8
International and Foodservice	18.9	19.8		17.5	17.1
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $34.3 in the second quarter of 2017, driven by lower net price realization, which was primarily attributed to the impact of a 6 percent list price decline taken across most of the coffee portfolio effective at the beginning of the fiscal year. Volume/mix reduced net sales by 1 percentage point as lower Folgers roast and ground volume was partially offset by gains for the Dunkin’ Donuts and Café Bustelo brands. Segment profit increased $6.1, as lower commodity and manufacturing overhead costs more than offset the impact of lower net price realization and unfavorable volume/mix.
The U.S. Retail Coffee segment net sales decreased $86.0 in the first six months of 2017, reflecting lower net price realization, which was primarily attributed to the impact of two 6 percent list price declines since the beginning of 2016. Favorable volume/mix for the Café Bustelo and Dunkin’ Donuts brands was offset by declines for the Folgers brand. Segment profit increased $6.1, primarily due to lower commodity and manufacturing overhead costs and favorable volume/mix, which more than offset the impact of lower net price realization.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $86.7 in the second quarter of 2017, primarily reflecting noncomparable sales of $62.0 in the prior year related to the divested U.S. canned milk business. Excluding the impact of the divestiture, net sales decreased 4 percent. Volume/mix reduced net sales by 4 percentage points, driven by the Jif and Pillsbury brands, partially offset by growth in Smucker's Uncrustables® frozen sandwiches. Net price realization was also slightly lower. Segment profit decreased $8.4; however, excluding the loss of U.S. canned milk profits, segment profit increased 3 percent as lower manufacturing overhead costs offset the impact of unfavorable volume/mix, lower net price realization, and increased marketing expense.
The U.S. Retail Consumer Foods segment net sales decreased $131.9 in the first six months of 2017, primarily reflecting noncomparable sales of $96.2 in the prior year related to the divested U.S. canned milk business. Excluding the impact of the divestiture, net sales decreased 3 percent. Volume/mix reduced net sales by 2 percentage points, driven by the Jif and Pillsbury brands, partially offset by growth in Smucker's Uncrustables frozen sandwiches. Net price realization was also lower, primarily attributable to the Jif and Crisco brands. Segment profit decreased $16.4; however, excluding the loss of U.S. canned milk profits, segment profit increased 1 percent as lower manufacturing overhead and commodity costs offset the impact of lower net price realization.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $35.7 in the second quarter of 2017, primarily due to volume/mix, which reduced net sales by 5 percentage points. This was driven by the Meow Mix and Kibbles 'n Bits brands. Net price realization was also slightly lower. Segment profit decreased $0.5 as the impact of unfavorable volume/mix offset lower manufacturing costs, incremental synergy realization, and a decrease in marketing expense.
The U.S. Retail Pet Foods segment net sales decreased $66.1 in the first six months of 2017, primarily due to volume/mix, which reduced net sales by 5 percentage points. This was driven by the Kibbles 'n Bits and Meow Mix brands. Net price realization was also slightly lower. Segment profit increased $4.9 as lower commodity and manufacturing costs, incremental synergy realization, and a decrease in marketing expense more than offset the impact of unfavorable volume/mix.
International and Foodservice
International and Foodservice net sales decreased $7.1 in the second quarter of 2017, reflecting noncomparable sales of $5.7 in the prior year related to the divested U.S. canned milk business. Volume/mix contributed 2 percentage points of growth to net sales and was offset by lower net price realization. Segment profit decreased $3.9, reflecting the impact of the divested U.S. canned milk business and an unfavorable net impact of pricing and costs, which was partially offset by favorable volume/mix.
International and Foodservice net sales decreased $16.0 in the first six months of 2017, reflecting noncomparable sales of $11.0 in the prior year related to the divested U.S. canned milk business and a $4.5 unfavorable impact of foreign currency exchange. Volume/mix contributed 2 percentage points of growth to net sales and was offset by lower net price realization. Segment profit was comparable to the prior year as favorable volume/mix and a decrease in marketing expense offset an unfavorable net impact of pricing and costs and the impact of the divested business.
Financial Condition – Liquidity and Capital Resources
Liquidity
On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At October 31, 2016, total cash and cash equivalents was $121.8, compared to $109.8 at April 30, 2016.
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
The following table presents selected cash flow information.

	Six Months Ended October 31,
	2016	2015
Net cash provided by operating activities	$375.3	$582.5
Net cash used for investing activities	(96.3)	(96.0)
Net cash used for financing activities	(261.1)	(469.4)

Net cash provided by operating activities	$375.3	$582.5
Additions to property, plant, and equipment	(84.0)	(117.4)
Free cash flow (A)	$291.3	$465.1

(A)
Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $207.2 decrease in cash provided by operating activities in the first six months of 2017 was mainly due to an increase in working capital during 2017, slightly offset by higher net income. The working capital increase resulted from our seasonal inventory buildup during the first six months of 2017, compared to a reduction in inventory levels during 2016, which resulted from last year's working capital reduction initiative. Additionally, a portion of the working capital increase resulted from the realization of a $49.6 one-time tax refund in the first quarter of the prior year. The increases were partially offset by a less significant increase in trade receivables during the first six months of 2017, compared to 2016.
Cash used for investing activities in the first six months of 2017 consisted primarily of $84.0 in capital expenditures and an increase in our derivative cash margin account balances during 2017. Cash used for investing activities in the first six months of 2016 consisted primarily of $117.4 in capital expenditures, slightly offset by a reduction in our derivative cash margin account balances during 2016.
Cash used for financing activities in the first six months of 2017 consisted primarily of $200.0 in prepayments on the Term Loan and dividend payments of $164.9, partially offset by a $122.0 increase in short-term borrowings during 2017. Cash used for financing activities in the first six months of 2016 consisted primarily of $450.0 in prepayments on the Term Loan and dividend payments of $156.5, partially offset by a $144.0 increase in short-term borrowings during 2016.

Capital Resources
The following table presents our capital structure.

	October 31, 2016	April 30, 2016
Short-term borrowings	$406.0	$284.0
Long-term debt	4,945.4	5,146.0
Total debt	$5,351.4	$5,430.0
Shareholders’ equity	7,180.1	7,008.5
Total capital	$12,531.5	$12,438.5
We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Additionally, under our commercial paper program, we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Along with the revolving credit facility, commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2016, we had $406.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.65 percent. As of November 21, 2016, we had $272.0 of commercial paper borrowings, at a weighted-average interest rate of 0.65 percent, and no outstanding balance under the revolving credit facility.
During the first six months of 2017, we reduced total debt by $78.6, driven by $200.0 in prepayments on the Term Loan, partially offset by the $122.0 increase in short-term borrowings outstanding. We intend to continue our focus on debt repayment in the near term. Reducing our leverage will provide the flexibility to consider other strategic uses of cash, including acquisition opportunities and share repurchases.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
As of October 31, 2016, we had approximately 6.6 million common shares available for repurchase under Board of Directors’ authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under our commercial paper program and revolving credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, interest and principal payments on debt outstanding, and share repurchases. As of October 31, 2016, total cash and cash equivalents of $110.4 was held by our international subsidiaries. We do not intend to repatriate these funds to meet any of these cash requirements. Should we repatriate these funds, we will be required to pay taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Non-GAAP Financial Measures

We use non-GAAP financial measures, including: net sales excluding divestiture and foreign currency exchange; adjusted gross profit, operating income, income, and earnings per share; and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board of Directors also utilizes the adjusted earnings per share and free cash flow measures as components for measuring performance for incentive compensation purposes.

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

These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 25 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Gross profit reconciliation:
Gross profit	$742.9	$787.3	$1,465.6	$1,516.0
Unallocated derivative losses (gains)	14.2	(6.0)	6.5	4.0
Cost of products sold – special project costs	0.3	3.0	4.3	6.1
Adjusted gross profit	$757.4	$784.3	$1,476.4	$1,526.1
Operating income reconciliation:
Operating income	$303.3	$313.8	$597.1	$580.9
Amortization	51.8	53.0	103.5	106.0
Unallocated derivative losses (gains)	14.2	(6.0)	6.5	4.0
Cost of products sold – special project costs	0.3	3.0	4.3	6.1
Other special project costs	26.6	30.6	48.8	53.5
Adjusted operating income	$396.2	$394.4	$760.2	$750.5
Net income reconciliation:
Net income	$177.3	$176.0	$347.3	$312.4
Income taxes	88.2	93.6	171.6	180.0
Amortization	51.8	53.0	103.5	106.0
Unallocated derivative losses (gains)	14.2	(6.0)	6.5	4.0
Cost of products sold – special project costs	0.3	3.0	4.3	6.1
Other special project costs	26.6	30.6	48.8	53.5
Adjusted income before income taxes	$358.4	$350.2	$682.0	$662.0
Income taxes, as adjusted (A)	119.2	121.1	225.6	242.0
Adjusted income	$239.2	$229.1	$456.4	$420.0
Weighted-average shares – assuming dilution	116,553,240	119,680,574	116,514,369	119,657,766
Adjusted earnings per share	$2.05	$1.91	$3.92	$3.51

(A)	Income taxes, as adjusted is based upon our GAAP effective tax rate and reflects the impact of items excluded from GAAP net income to derive adjusted income.

Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.
As of October 31, 2016, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2016.
Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the "Management's Discussion and Analysis" section of our Annual Report on Form 10-K for the year ended April 30, 2016. There were no material changes to the information previously disclosed, with the exception of the item discussed below.

We are required to test goodwill and indefinite-lived assets for impairment annually and more often if indicators of impairment exist. The results of our annual evaluation performed as of February 1, 2016, concluded that the estimated fair value of each of our seven reporting units was substantially in excess of its carrying value as of the annual test date, with the exception of the recently acquired Pet Foods reporting unit, for which its fair value exceeded its carrying value by $198.0, or 4 percent. In addition, each of our leading brand trademarks, which comprise more than 90 percent of the total carrying value of other indefinite-lived intangible assets, had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the trademarks acquired as part of the Big Heart acquisition. Both the goodwill and indefinite-lived trademarks associated with the Big Heart acquisition remain susceptible to future impairment as the current carrying value approximates fair value due to the recent date of acquisition.

In light of the narrow difference between estimated fair value and carrying value at February 1, 2016, and declines in actual and forecasted net sales for the U.S. Retail Pet Foods segment for the current year, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included in the U.S. Retail Pet Foods segment during the second quarter of 2017. The method used to analyze for impairment was consistent with our annual test, as described in our Form 10-K for the fiscal year ended April 30, 2016, with key estimates updated to reflect our current expectations, including a reduction in our weighted-average cost of capital and discount rates reflecting a reduction in market-based interest rates since February 1, 2016.

Based on the results of our interim impairment analysis, no impairment was recognized on the goodwill of the Pet Foods reporting unit nor any of the U.S. Retail Pet Foods indefinite-lived trademarks. The estimated fair value of the Pet Foods reporting unit continues to be slightly in excess of its carrying value. Additional sensitivity analyses were performed for the Pet Foods reporting unit. The first assumed a hypothetical 50-basis-point decrease in the expected long-term growth rate, and the second assumed a 50-basis-point increase in the weighted average cost of capital. Both scenarios independently yielded an estimated fair value slightly below carrying value.

Each of the U.S. Retail Pet Foods indefinite-lived trademarks also had an estimated fair value slightly in excess of its carrying value as of the interim analysis date. Similar to the goodwill analysis above, we performed additional sensitivity analyses on the U.S. Retail Pet Foods indefinite-lived trademarks. These indefinite-lived trademarks are equally as sensitive to a hypothetical 50-basis-point decrease in the expected long-term growth rates, or a hypothetical 50-basis-point increase in discount rates, as the scenarios independently yielded a fair value slightly below carrying value for certain trademarks. A change to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, or a change to other assumptions could result in impairment losses in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk: The fair value of our cash and cash equivalents at October 31, 2016, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.
We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet, and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no net impact on earnings. In 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge, and used to hedge against the changes in the fair value of the debt. In 2015, we terminated this interest rate swap agreement prior to maturity and, as a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. At October 31, 2016, the remaining benefit of $40.1 was recorded as an increase in the long-term debt balance.
Based on our overall interest rate exposure as of and during the six months ended October 31, 2016, including derivatives and other instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 1 percent decrease in interest rates at October 31, 2016, would increase the fair value of our long-term debt by $376.8.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2016, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the gains and losses on all foreign currency forwards and options contracts are immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of October 31, 2016, a hypothetical 10 percent change in exchange rates would result in a $14.0 loss of fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during the six-month period ended October 31, 2016. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	October 31, 2016	April 30, 2016
High	$32.5	$40.0
Low	14.0	16.5
Average	26.5	32.9

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2016 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2016, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

The risk factor described below updates the risk factors disclosed in “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2016, to include information on an interim impairment analysis, which was performed during the second quarter of 2017.

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

As a result of the Big Heart acquisition in 2015, we recognized $3.0 billion of goodwill. We also recorded $1.5 billion of indefinite-lived intangible assets based on their estimated fair values on the acquisition date. Since these assets were recently acquired, they could be more susceptible to future impairment. A change to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, a change to other assumptions, or the failure of any of our reporting units to achieve its anticipated synergies related to the Big Heart acquisition could result in significant impairment losses in the future. In light of a narrow difference between estimated fair value and carrying value at February 1, 2016, and declines in actual and forecasted net sales for the U.S. Retail Pet Foods segment for the current year, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included in the U.S. Retail Pet Foods segment during the second quarter of 2017. Based on the results of our interim impairment analysis, no impairment was recognized on the goodwill of the Pet Foods reporting unit nor any of the U.S. Retail Pet Foods indefinite-lived trademarks. The estimated fair value of the Pet Foods reporting unit continues to be slightly in excess of its carrying value. Each of the U.S. Retail Pet Foods indefinite-lived trademarks also had an estimated fair value slightly in excess of its carrying value as of the interim analysis date. If we determine the U.S. Retail Pet Foods segment is not likely to meet our projections of future cash flows or if there is an unfavorable change in any of the assumptions utilized, it is possible that a future impairment test could result in a material impairment of the business' intangible assets, including goodwill and trademarks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2016 - August 31, 2016	3,100	$152.37	—	6,586,598
September 1, 2016 - September 30, 2016	—	—	—	6,586,598
October 1, 2016 - October 31, 2016	2,141	135.62	—	6,586,598
Total	5,241	$145.53	—	6,586,598
Information set forth in the table above represents the activity in our second fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of October 31, 2016, there were 6,586,598 common shares available for future repurchase pursuant to the
Board's authorizations.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 37 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 2016	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Vice Chair and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
4.1	Amendment No. 2, dated as of October 24, 2016, to the Rights Agreement, dated as of May 20, 2009, by and between The J. M. Smucker Company and Computershare Trust Company, N.A., as rights agent, and amended as of February 3, 2015		8-K	4.1	10/24/2016
10.1	Form of Special One-Time Grant of Restricted Stock Agreement*	X
10.2	Form of Special One-Time Grant of Deferred Stock Units Agreement*	X
10.3	Form of Indemnity Agreement*		8-K	10.1	8/16/2016
12.1	Computation of Ratio of Earnings to Fixed Charges	X
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.