Form 10-Q
period 2017-01-31
J M SMUCKER Co
filed 2017-02-24
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 116,441,146 common shares outstanding on February 20, 2017.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2017	2016	2017	2016
Net sales	$1,878.8	$1,973.9	$5,608.5	$6,003.6
Cost of products sold	1,155.9	1,210.1	3,420.0	3,723.8
Gross Profit	722.9	763.8	2,188.5	2,279.8
Selling, distribution, and administrative expenses	337.2	381.1	1,056.3	1,158.5
Amortization	51.7	52.2	155.2	158.2
Impairment charges	75.7	—	75.7	—
Other special project costs (A)	18.0	41.4	66.8	94.9
Other operating expense (income) – net	2.6	(29.2)	(0.3)	(31.0)
Operating Income	237.7	318.3	834.8	899.2
Interest expense – net	(40.3)	(43.6)	(122.8)	(130.6)
Other income (expense) – net	0.2	0.6	4.5	(0.9)
Income Before Income Taxes	197.6	275.3	716.5	767.7
Income taxes	63.0	90.0	234.6	270.0
Net Income	$134.6	$185.3	$481.9	$497.7
Earnings per common share:
Net Income	$1.16	$1.55	$4.14	$4.16
Net Income – Assuming Dilution	$1.16	$1.55	$4.14	$4.16
Dividends Declared per Common Share	$0.75	$0.67	$2.25	$2.01

(A)	Other special project costs include merger and integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2017	2016	2017	2016
Net income	$134.6	$185.3	$481.9	$497.7
Other comprehensive income (loss):
Foreign currency translation adjustments	9.0	(21.5)	(17.2)	(44.4)
Cash flow hedging derivative activity, net of tax	0.1	0.1	0.3	0.3
Pension and other postretirement benefit plans activity, net of tax	1.3	3.0	19.3	7.1
Available-for-sale securities activity, net of tax	(0.7)	0.4	(0.4)	—
Total Other Comprehensive Income (Loss)	9.7	(18.0)	2.0	(37.0)
Comprehensive Income	$144.3	$167.3	$483.9	$460.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2017	April 30, 2016
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$139.6	$109.8
Trade receivables, less allowance for doubtful accounts	421.4	450.1
Inventories:
Finished products	641.9	560.0
Raw materials	353.7	339.4
Total Inventory	995.6	899.4
Other current assets	134.3	114.1
Total Current Assets	1,690.9	1,573.4
Property, Plant, and Equipment
Land and land improvements	115.1	114.6
Buildings and fixtures	757.2	727.7
Machinery and equipment	1,961.6	1,870.7
Construction in progress	66.6	91.3
Gross Property, Plant, and Equipment	2,900.5	2,804.3
Accumulated depreciation	(1,326.2)	(1,176.6)
Total Property, Plant, and Equipment	1,574.3	1,627.7
Other Noncurrent Assets
Goodwill	6,084.7	6,091.1
Other intangible assets – net	6,262.0	6,494.4
Other noncurrent assets	199.8	197.5
Total Other Noncurrent Assets	12,546.5	12,783.0
Total Assets	$15,811.7	$15,984.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$428.5	$459.4
Accrued trade marketing and merchandising	147.6	112.3
Short-term borrowings	142.0	284.0
Other current liabilities	279.1	357.3
Total Current Liabilities	997.2	1,213.0
Noncurrent Liabilities
Long-term debt	4,945.0	5,146.0
Deferred income taxes	2,246.3	2,230.3
Other noncurrent liabilities	381.3	386.3
Total Noncurrent Liabilities	7,572.6	7,762.6
Total Liabilities	8,569.8	8,975.6
Shareholders’ Equity
Common shares	29.1	29.1
Additional capital	5,878.5	5,860.1
Retained income	1,480.7	1,267.7
Accumulated other comprehensive loss	(146.4)	(148.4)
Total Shareholders’ Equity	7,241.9	7,008.5
Total Liabilities and Shareholders’ Equity	$15,811.7	$15,984.1
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2017	2016
Operating Activities
Net income	$481.9	$497.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	159.6	165.5
Amortization	155.2	158.2
Impairment charges	75.7	—
Share-based compensation expense	22.0	26.9
Gain on divestiture	—	(25.3)
Loss on disposal of assets – net	3.9	3.8
Other noncash adjustments	0.4	(1.5)
Defined benefit pension contributions	(6.5)	(2.4)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	27.0	(79.0)
Inventories	(98.6)	192.1
Other current assets	26.9	27.7
Accounts payable	(3.4)	(14.8)
Accrued liabilities	(13.5)	108.1
Income and other taxes	(57.1)	68.7
Other – net	21.3	(0.9)
Net Cash Provided by Operating Activities	794.8	1,124.8
Investing Activities
Business acquired, net of cash acquired	—	7.9
Equity investment in affiliate	—	(16.0)
Additions to property, plant, and equipment	(136.6)	(160.8)
Proceeds from divestiture	—	193.7
Proceeds from disposal of property, plant, and equipment	0.4	0.2
Other – net	(11.9)	5.7
Net Cash (Used for) Provided by Investing Activities	(148.1)	30.7
Financing Activities
Short-term repayments – net	(142.0)	(88.0)
Repayments of long-term debt	(200.0)	(800.0)
Quarterly dividends paid	(252.1)	(236.5)
Purchase of treasury shares	(19.0)	(7.8)
Other – net	0.7	0.6
Net Cash Used for Financing Activities	(612.4)	(1,131.7)
Effect of exchange rate changes on cash	(4.5)	(8.9)
Net increase in cash and cash equivalents	29.8	14.9
Cash and cash equivalents at beginning of period	109.8	125.6
Cash and Cash Equivalents at End of Period	$139.6	$140.5
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
Operating results for the nine months ended January 31, 2017, are not necessarily indicative of the results that may be expected for the year ending April 30, 2017. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2016.
Note 2: Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test and requires an impairment charge to be recorded based on the excess of a reporting unit's carrying value over its fair value. ASU 2017-04 will be effective for us on May 1, 2020, with the option to early adopt for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017, and will require adoption on a prospective basis.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than deferring such recognition until the asset is sold to an outside party. ASU 2016-16 is effective for us on May 1, 2018, with the option to early adopt on May 1, 2017. It will require adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact the application of ASU 2016-16 will have on our financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us on May 1, 2018, with the option to early adopt at any time prior to the effective date. It will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We do not anticipate that the adoption of this ASU will have a material impact on our financial statements and disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which extends the standard effective date by one year. As a result of this issuance, the standard will be effective for us on May 1, 2018, with the option to early adopt at the original effective date of May 1, 2017. We have performed a preliminary review of the new guidance as compared to our current accounting policies, and a contract review is in process. To date, we have not identified any accounting changes that would materially impact our results of operations or financial position. During the first half of 2018, we plan to finalize our review and determine our method of adoption.
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
The total consideration paid in connection with the acquisition was $5.9 billion, which included the issuance of 17.9 million of our common shares to BAG’s shareholders, valued at $2.0 billion based on the average stock price of our common shares on March 23, 2015. After the closing of the transaction, we had approximately 120.0 million common shares outstanding. We assumed $2.6 billion in debt and paid an additional $1.2 billion in cash, net of a working capital adjustment. As part of the transaction, new debt of $5.5 billion was borrowed, as discussed in Note 9: Debt and Financing Arrangements.
The final Big Heart purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. The purchase price allocation included total intangible assets of $3.8 billion. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as a result, the excess was allocated to goodwill. We recognized a total of $3.0 billion of goodwill, representing the value we expect to achieve through the implementation of operational synergies and growth opportunities across our segments. Goodwill was allocated across all reportable segments based on the synergies anticipated to be achieved by each individual reporting unit as a result of the acquisition. Of the total goodwill, $60.0 remains deductible for tax purposes at January 31, 2017.
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
Integration Costs: Total one-time costs related to the Big Heart acquisition are anticipated to be approximately $290.0, of which approximately $45.0 are expected to be noncash charges. Of the total anticipated one-time costs, we expect to incur approximately $105.0, $115.0, and $70.0 in employee-related costs, outside service and consulting costs, and other costs, respectively. These costs are anticipated to be incurred through 2018.
We incurred costs of $13.6 and $44.4 during the three months ended January 31, 2017 and 2016, respectively, and $56.4 and $102.9 during the nine months ended January 31, 2017 and 2016, respectively, related to the integration of Big Heart. During the three months ended January 31, 2017, we incurred $4.7, $8.1, and $0.8 of employee-related costs, outside service and consulting costs, and other costs, respectively, including noncash charges of $1.6. During the nine months ended January 31, 2017, we incurred $17.9, $26.5, and $12.0 of employee-related costs, outside service and consulting costs, and other costs, respectively, including noncash charges of $8.6.
Total cumulative one-time costs from the date of the acquisition were $237.6 as of January 31, 2017, which include $83.7, $98.6, and $55.3 of employee-related costs, outside service and consulting costs, and other costs, respectively, including noncash charges of $33.2, primarily consisting of share-based compensation and accelerated depreciation.

The obligation related to severance costs and retention bonuses was $4.8 and $13.4 at January 31, 2017 and April 30, 2016, respectively.
Restructuring Costs: An organization optimization program was approved by the Board of Directors during the fourth quarter of 2016 as part of our ongoing efforts to reduce costs, integrate, and optimize the combined organization. Total restructuring costs are expected to be approximately $40.0, of which approximately half represents employee-related costs, and the remainder primarily consists of site preparation, equipment relocation, and production start-up costs. Included in the total restructuring costs are approximately $4.0 of noncash charges related to accelerated depreciation. In addition, we expect to invest approximately $15.0 to $17.0 in capital expenditures related to this program.
As part of this program, we exited two leased facilities in Livermore, California, and consolidated all ancient grains and pasta production into our facility in Chico, California during the third quarter of 2017. Additionally, we will discontinue the production of coffee at our Harahan, Louisiana, facility and consolidate all related roast and ground coffee production into one of our facilities in New Orleans, Louisiana, which we expect to complete by December 31, 2017. We anticipate the remainder of restructuring costs to be incurred through 2018, with approximately half of the costs expected to be recognized by the end of 2017. Upon completion, the restructuring plan will result in a reduction of approximately 125 full-time positions.
We incurred costs of $4.9 and $15.2 during the three and nine months ended January 31, 2017, respectively, related to restructuring activities. During the three months ended January 31, 2017, we incurred $3.4 and $1.5 of employee-related costs and other costs, respectively. During the nine months ended January 31, 2017, we incurred $10.7, $1.7, and $2.8 of employee-related costs, outside service and consulting costs, and other costs, respectively. Total cumulative costs incurred to date related to this program were $16.5 as of January 31, 2017, which include $12.0, $1.7, and $2.8 of employee-related costs, outside service and consulting costs, and other costs, respectively, including noncash charges of $1.5.
The obligation related to severance costs and retention bonuses was $4.2 and $1.3 at January 31, 2017 and April 30, 2016, respectively.
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

Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below as segment profit excludes certain expenses such as corporate administrative expenses, unallocated gains and losses on commodity and foreign currency exchange derivative activities, as well as amortization expense and impairment charges related to intangible assets. Effective May 1, 2016, the segment profit calculation was revised to exclude both amortization expense and impairment charges related to intangible assets as we believe that excluding these items from segment operating results is more reflective of our operating performance and the way in which we manage our business.
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
Prior year segment results have been modified to conform to the revised segment profit presentation excluding amortization expense and impairment charges related to intangible assets.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Net sales:
U.S. Retail Coffee	$537.6	$575.5	$1,602.7	$1,726.6
U.S. Retail Consumer Foods	517.3	569.8	1,611.6	1,796.0
U.S. Retail Pet Foods	550.9	570.9	1,601.4	1,687.5
International and Foodservice	273.0	257.7	792.8	793.5
Total net sales	$1,878.8	$1,973.9	$5,608.5	$6,003.6
Segment profit:
U.S. Retail Coffee	$172.2	$194.6	$532.5	$548.8
U.S. Retail Consumer Foods	119.2	129.1	349.5	375.8
U.S. Retail Pet Foods	126.3	124.0	363.0	355.8
International and Foodservice	45.5	48.9	136.7	140.6
Total segment profit	$463.2	$496.6	$1,381.7	$1,421.0
Amortization	(51.7)	(52.2)	(155.2)	(158.2)
Impairment charges	(75.7)	—	(75.7)	—
Interest expense – net	(40.3)	(43.6)	(122.8)	(130.6)
Unallocated derivative gains (losses)	0.8	6.7	(5.7)	2.7
Cost of products sold – special project costs (A)	(0.5)	(3.1)	(4.8)	(9.2)
Other special project costs (A)	(18.0)	(41.4)	(66.8)	(94.9)
Corporate administrative expenses	(80.4)	(88.3)	(238.7)	(262.2)
Other income (expense) – net	0.2	0.6	4.5	(0.9)
Income before income taxes	$197.6	$275.3	$716.5	$767.7

(A)	Special project costs include merger and integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.

Note 7: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Net income	$134.6	$185.3	$481.9	$497.7
Less: Net income allocated to participating securities	0.6	0.8	2.2	2.2
Net income allocated to common stockholders	$134.0	$184.5	$479.7	$495.5
Weighted-average common shares outstanding	115,888,341	119,167,720	115,859,621	119,138,552
Add: Dilutive effect of stock options	73,356	52,585	112,673	25,356
Weighted-average common shares outstanding – assuming dilution	115,961,697	119,220,305	115,972,294	119,163,908
Net income per common share	$1.16	$1.55	$4.14	$4.16
Net income per common share – assuming dilution	$1.16	$1.55	$4.14	$4.16
Note 8: Goodwill and Other Intangible Assets

We review goodwill and other indefinite-lived intangible assets at least annually for impairment and more often if indicators of impairment exist. We performed our annual impairment review on February 1, 2016, and no impairment charges were recognized. The estimated fair value of each of our seven reporting units and indefinite-lived intangible assets were substantially in excess of its carrying value as of the 2016 annual test date, with the exception of the recently acquired Pet Foods reporting unit and all indefinite-lived trademarks within the U.S. Retail Pet Foods segment. Both the goodwill and indefinite-lived trademarks associated with the Big Heart acquisition were susceptible to future impairment charges as the carrying value approximated fair value at the 2016 annual test date due to the recent date of acquisition.

Subsequent to our 2016 annual test, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment during the second quarter of 2017 as a result of a decline in current year actual and forecasted net sales for the U.S. Retail Pet Foods segment, as well as the narrow difference between estimated fair value and carrying value as of our annual test. We recognized no impairment charges as a result of this analysis, but concluded that the estimated fair value, which is determined using both a discounted cash flow valuation technique as well as a market-based approach, was vulnerable to future changes in key assumptions, such as an increase in the weighted-average cost of capital, among others.

During the third quarter of 2017, our weighted-average cost of capital increased reflecting rising market-based interest rates during the quarter. As a result, we performed an additional interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment. No goodwill impairment related to the Pet Foods reporting unit was recognized. Additional sensitivity analyses were performed for the Pet Foods reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a hypothetical 50-basis-point increase in the weighted-average cost of capital. Both scenarios independently yielded an estimated fair value for the Pet Foods reporting unit at or slightly below carrying value. Furthermore, during the third quarter of 2017, we recognized an impairment charge of $75.7 related to certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, to the extent that carrying value exceeded the estimated fair value, which was included as a noncash charge in our Condensed Statement of Consolidated Income. These indefinite-lived trademarks remain susceptible to future impairment charges as the carrying value approximates estimated fair value at January 31, 2017.

The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency exchange.

	January 31, 2017			April 30, 2016
	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$3,520.1	$760.7	$2,759.4	$3,520.1	$639.9	$2,880.2
Patents and technology	168.5	98.2	70.3	168.5	88.4	80.1
Trademarks	525.4	103.9	421.5	525.4	78.7	446.7
Total intangible assets subject to amortization	$4,214.0	$962.8	$3,251.2	$4,214.0	$807.0	$3,407.0
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$3,109.1	$98.3	$3,010.8	$3,109.1	$21.7	$3,087.4
Total other intangible assets	$7,323.1	$1,061.1	$6,262.0	$7,323.1	$828.7	$6,494.4
Note 9: Debt and Financing Arrangements
Long-term debt consists of the following:

	January 31, 2017		April 30, 2016
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
1.75% Senior Notes due March 15, 2018	$500.0	$498.8	$500.0	$498.0
2.50% Senior Notes due March 15, 2020	500.0	496.3	500.0	495.5
3.50% Senior Notes due October 15, 2021	750.0	784.3	750.0	789.4
3.00% Senior Notes due March 15, 2022	400.0	396.4	400.0	395.9
3.50% Senior Notes due March 15, 2025	1,000.0	993.3	1,000.0	992.7
4.25% Senior Notes due March 15, 2035	650.0	642.6	650.0	642.2
4.38% Senior Notes due March 15, 2045	600.0	584.8	600.0	584.4
Term Loan Credit Agreement due March 23, 2020	550.0	548.5	750.0	747.9
Total long-term debt	$4,950.0	$4,945.0	$5,150.0	$5,146.0

(A)	Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of interest rate swaps, offering discounts, and capitalized debt issuance costs.
In March 2015, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.8 billion. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The weighted-average interest rate on the Term Loan at January 31, 2017, was 2.03 percent. The Term Loan requires quarterly amortization payments of 2.50 percent of the original principal amount. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required quarterly minimum payment obligations in direct order of maturity. As of January 31, 2017, we have prepaid $1.2 billion on the Term Loan to date, including $200.0 through the first nine months of 2017, with no payments made during the third quarter of 2017. No additional payments are required until final maturity of the loan agreement on March 23, 2020.
Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the acquisition, and prepay our privately placed Senior Notes.

All of our Senior Notes outstanding at January 31, 2017, are unsecured and interest is paid semiannually. There are no required scheduled principal payments on our Senior Notes. We may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
During 2014, we entered into an interest rate swap designated as a fair value hedge of the 3.50 percent Senior Notes due October 15, 2021, which was subsequently terminated in 2015. At January 31, 2017, the remaining benefit of $38.1 resulting from the termination was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. For additional information, see Note 11: Derivative Financial Instruments.
We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. At January 31, 2017 and April 30, 2016, we did not have a balance outstanding under the revolving credit facility.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2017 and April 30, 2016, we had $142.0 and $284.0 of short-term borrowings outstanding, respectively, all of which were issued under our commercial paper program at a weighted-average interest rate of 0.85 percent and 0.65 percent, respectively.
Interest paid totaled $3.1 and $4.2 for the three months ended January 31, 2017 and 2016, respectively, and $84.4 and $89.8 for the nine months ended January 31, 2017 and 2016, respectively. This differs from interest expense due to the timing of payments, amortization of fair value swap adjustments, amortization of debt issuance costs, and capitalized interest.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 10: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Service cost	$3.0	$4.4	$0.5	$0.6
Interest cost	6.2	6.9	0.7	0.8
Expected return on plan assets	(7.3)	(8.1)	—	—
Recognized net actuarial loss (gain)	3.3	2.8	—	(0.1)
Prior service cost (credit)	0.3	0.1	(0.4)	(0.4)
Curtailment gain	—	(1.4)	—	—
Net periodic benefit cost	$5.5	$4.7	$0.8	$0.9

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Service cost	$10.7	$13.5	$1.7	$1.7
Interest cost	19.1	20.8	2.0	2.2
Expected return on plan assets	(21.9)	(24.8)	—	—
Recognized net actuarial loss (gain)	10.4	8.2	(0.1)	(0.2)
Prior service cost (credit)	0.9	0.5	(1.1)	(0.9)
Curtailment gain	—	(5.9)	—	(0.1)
Settlement loss	0.1	—	—	—
Net periodic benefit cost	$19.3	$12.3	$2.5	$2.7

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
In 2015, we terminated an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was deferred and is being recognized over the remaining life of the underlying debt as a reduction of future interest expense. To date, we have recognized $15.4 of the deferred amount, of which $2.0 and $5.8 was recognized during the three and nine months ended January 31, 2017, respectively. The remaining gain will be recognized as follows: $1.8 through the remainder of 2017, $7.8 in 2018, $8.0 in 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022. For additional information, see Note 9: Debt and Financing Arrangements.

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2017
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$12.0	$10.5	$—	$—
Foreign currency exchange contracts	1.1	2.5	—	0.5
Total derivative instruments	$13.1	$13.0	$—	$0.5

	April 30, 2016
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$20.3	$14.1	$2.0	$1.2
Foreign currency exchange contracts	0.2	8.9	0.3	0.4
Total derivative instruments	$20.5	$23.0	$2.3	$1.6
We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At January 31, 2017 and April 30, 2016, we maintained cash margin account balances of $15.4 and $3.4, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.
During both of the three month periods ended January 31, 2017 and 2016, we recognized $0.1 in pre-tax losses related to the termination of prior interest rate swaps. During both of the nine month periods ended January 31, 2017 and 2016, we recognized $0.4 in pre-tax losses related to the termination of prior interest rate swaps. Included as a component of accumulated other comprehensive loss at January 31, 2017 and April 30, 2016, were deferred pre-tax losses of $7.2 and $7.6, respectively, related to the termination of these interest rate swaps. The related tax benefit recognized in accumulated other comprehensive loss was $2.6 and $2.7 at January 31, 2017 and April 30, 2016, respectively. Approximately $0.6 of the pre-tax loss will be recognized over the next 12 months.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Gains (losses) on commodity contracts	$6.4	$(23.3)	$(14.3)	$(50.2)
(Losses) gains on foreign currency exchange contracts	(3.8)	10.4	4.7	19.0
Total gains (losses) recognized in cost of products sold	$2.6	$(12.9)	$(9.6)	$(31.2)

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$2.6	$(12.9)	$(9.6)	$(31.2)
Net (gains) losses on derivative positions reclassified to segment operating profit	(1.8)	19.6	3.9	33.9
Unallocated derivative gains (losses)	$0.8	$6.7	$(5.7)	$2.7
The net cumulative unallocated derivative losses at January 31, 2017 and April 30, 2016, were $14.1 and $8.4, respectively. As of January 31, 2017, net realized losses of $7.5 were included in cumulative unallocated derivative losses and will be reclassified to segment operating profit when the related inventory is sold.
The following table presents the gross contract notional value of outstanding derivative contracts.

	January 31, 2017	April 30, 2016
Commodity contracts	$617.2	$545.7
Foreign currency exchange contracts	301.3	212.5
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2017		April 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$46.3	$46.3	$48.8	$48.8
Derivative financial instruments – net	(0.4)	(0.4)	(1.8)	(1.8)
Long-term debt	(4,945.0)	(4,986.0)	(5,146.0)	(5,319.9)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2017
Marketable securities and other investments: (A)
Equity mutual funds	$10.7	$—	$—	$10.7
Municipal obligations	—	34.4	—	34.4
Money market funds	1.2	—	—	1.2
Derivative financial instruments: (B)
Commodity contracts – net	2.8	(1.3)	—	1.5
Foreign currency exchange contracts – net	(0.2)	(1.7)	—	(1.9)
Long-term debt (C)	(4,435.3)	(550.7)	—	(4,986.0)
Total financial instruments measured at fair value	$(4,420.8)	$(519.3)	$—	$(4,940.1)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2016
Marketable securities and other investments: (A)
Equity mutual funds	$9.8	$—	$—	$9.8
Municipal obligations	—	37.6	—	37.6
Money market funds	1.4	—	—	1.4
Derivative financial instruments: (B)
Commodity contracts – net	15.0	(8.0)	—	7.0
Foreign currency exchange contracts – net	(1.7)	(7.1)	—	(8.8)
Long-term debt (C)	(4,569.0)	(750.9)	—	(5,319.9)
Total financial instruments measured at fair value	$(4,544.5)	$(728.4)	$—	$(5,272.9)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2017, our municipal obligations are scheduled to mature as follows: $0.4 in 2017, $1.0 in 2018, $2.3 in 2019, $2.2 in 2020, and the remaining $28.5 in 2021 and beyond.

(B)
Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets.

(C)
Long-term debt is comprised of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the Term Loan is based on the net present value of each interest and principal payment calculated, utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements. For additional information, see Note 9: Debt and Financing Arrangements.

Furthermore, we recognized a nonrecurring fair value adjustment of $75.7 during the third quarter of 2017, which was related to the impairment of certain indefinite-lived trademarks in the U.S. Retail Pet Foods segment, and was included as a noncash charge in our Condensed Statements of Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of these indefinite-lived trademarks. For additional information, see Note 8: Goodwill and Other Intangible Assets.
Note 13: Income Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet in order to simplify the presentation of deferred income taxes. Although ASU 2015-17 is not effective for us until May 1, 2017, we elected early adoption as of April 30, 2016, and have classified all deferred tax liabilities and assets as noncurrent in our Condensed Consolidated Balance Sheets.
During the three-month and nine-month periods ended January 31, 2017, the effective tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, offset by state income taxes. Additionally, the effective tax rate during the three-month and nine-month periods ended January 31, 2016, was impacted by higher deferred state income tax expense, which was a result of state tax law changes.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $7.2, primarily as a result of expiring statute of limitations periods.
Note 14: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, including the reclassification adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2016	$(13.1)	$(4.8)	$(134.1)	$3.6	$(148.4)
Reclassification adjustments	—	0.4	11.3	—	11.7
Current period (charge) credit	(17.2)	—	18.8	(0.6)	1.0
Income tax (expense) benefit	—	(0.1)	(10.8)	0.2	(10.7)
Balance at January 31, 2017	$(30.3)	$(4.5)	$(114.8)	$3.2	$(146.4)

	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance at May 1, 2015	$(2.3)	$(5.2)	$(105.6)	$3.3	$(109.8)
Reclassification adjustments	—	0.4	10.5	—	10.9
Current period (charge) credit	(44.4)	—	1.3	—	(43.1)
Income tax expense	—	(0.1)	(4.7)	—	(4.8)
Balance at January 31, 2016	$(46.7)	$(4.9)	$(98.5)	$3.3	$(146.8)

(A)	The reclassification from accumulated other comprehensive loss to interest expense was related to the termination of prior interest rate swaps.

(B)	Amortization of net losses was reclassified from accumulated other comprehensive loss to selling, distribution, and administrative expenses.
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
Note 16: Common Shares
The following table sets forth common share information.

	January 31, 2017	April 30, 2016
Common shares authorized	300,000,000	300,000,000
Common shares outstanding	116,443,204	116,306,894
Treasury shares	30,054,526	30,190,836

Share repurchases during the first nine months of 2017 primarily consisted of shares repurchased from stock plan recipients in lieu of cash payments. We did not repurchase any common shares during the first nine months of 2017 under a repurchase plan authorized by the Board of Directors (“Board”). At January 31, 2017, we had approximately 6.6 million common shares available for repurchase pursuant to the Boards' authorizations.
Subsequent to January 31, 2017, we entered into a 10b5-1 trading plan (the "Plan") to facilitate the repurchase of up to 3.0 million common shares under the Board's authorizations. Purchases under the Plan will commence on February 27, 2017, and expire on October 31, 2017, unless terminated earlier in accordance with the terms of the Plan, and will be transacted by a broker based upon the guidelines and parameters of the Plan.
Note 17: Guarantor and Non-Guarantor Financial Information
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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended January 31, 2017
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$694.7	$291.5	$2,685.4	$(1,792.8)	$1,878.8
Cost of products sold	539.3	261.8	2,146.0	(1,791.2)	1,155.9
Gross Profit	155.4	29.7	539.4	(1.6)	722.9
Selling, distribution, and administrative expenses and other special project costs	75.2	10.5	269.5	—	355.2
Amortization	2.5	—	49.2	—	51.7
Impairment charges	—	—	75.7	—	75.7
Other operating expense (income) – net	0.1	2.7	(0.2)	—	2.6
Operating Income	77.6	16.5	145.2	(1.6)	237.7
Interest (expense) income – net	(40.5)	0.3	(0.1)	—	(40.3)
Other income (expense) – net	3.3	0.1	(3.2)	—	0.2
Equity in net earnings of subsidiaries	104.0	38.4	16.6	(159.0)	—
Income Before Income Taxes	144.4	55.3	158.5	(160.6)	197.6
Income taxes	9.8	0.1	53.1	—	63.0
Net Income	$134.6	$55.2	$105.4	$(160.6)	$134.6
Other comprehensive income (loss), net of tax	9.7	0.2	8.8	(9.0)	9.7
Comprehensive Income	$144.3	$55.4	$114.2	$(169.6)	$144.3

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended January 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$784.7	$289.6	$2,190.5	$(1,290.9)	$1,973.9
Cost of products sold	591.4	264.3	1,651.9	(1,297.5)	1,210.1
Gross Profit	193.3	25.3	538.6	6.6	763.8
Selling, distribution, and administrative expenses and other special project costs	72.9	9.6	340.0	—	422.5
Amortization	0.3	—	51.9	—	52.2
Other operating income – net	(24.6)	—	(4.6)	—	(29.2)
Operating Income	144.7	15.7	151.3	6.6	318.3
Interest (expense) income – net	(43.8)	0.3	(0.1)	—	(43.6)
Other (expense) income – net	(1.7)	0.1	2.2	—	0.6
Equity in net earnings of subsidiaries	119.2	36.5	15.8	(171.5)	—
Income Before Income Taxes	218.4	52.6	169.2	(164.9)	275.3
Income taxes	33.1	0.1	56.8	—	90.0
Net Income	$185.3	$52.5	$112.4	$(164.9)	$185.3
Other comprehensive (loss) income, net of tax	(18.0)	0.2	(19.8)	19.6	(18.0)
Comprehensive Income	$167.3	$52.7	$92.6	$(145.3)	$167.3

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Nine Months Ended January 31, 2017
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,198.6	$930.8	$7,999.6	$(5,520.5)	$5,608.5
Cost of products sold	1,726.7	844.4	6,366.5	(5,517.6)	3,420.0
Gross Profit	471.9	86.4	1,633.1	(2.9)	2,188.5
Selling, distribution, and administrative expenses and other special project costs	246.6	31.4	845.1	—	1,123.1
Amortization	7.6	—	147.6	—	155.2
Impairment charges	—	—	75.7	—	75.7
Other operating expense (income) – net	0.4	2.4	(3.1)	—	(0.3)
Operating Income	217.3	52.6	567.8	(2.9)	834.8
Interest (expense) income – net	(123.5)	0.9	(0.2)	—	(122.8)
Other income (expense) – net	4.4	2.8	(2.7)	—	4.5
Equity in net earnings of subsidiaries	410.0	111.2	55.4	(576.6)	—
Income Before Income Taxes	508.2	167.5	620.3	(579.5)	716.5
Income taxes	26.3	0.3	208.0	—	234.6
Net Income	$481.9	$167.2	$412.3	$(579.5)	$481.9
Other comprehensive income (loss), net of tax	2.0	0.8	(14.8)	14.0	2.0
Comprehensive Income	$483.9	$168.0	$397.5	$(565.5)	$483.9

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Nine Months Ended January 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,372.7	$929.5	$6,740.6	$(4,039.2)	$6,003.6
Cost of products sold	1,831.1	850.8	5,088.8	(4,046.9)	3,723.8
Gross Profit	541.6	78.7	1,651.8	7.7	2,279.8
Selling, distribution, and administrative expenses and other special project costs	197.8	30.4	1,025.2	—	1,253.4
Amortization	2.4	—	155.8	—	158.2
Other operating (income) expense – net	(24.7)	0.4	(6.7)	—	(31.0)
Operating Income	366.1	47.9	477.5	7.7	899.2
Interest (expense) income – net	(131.2)	0.9	(0.3)	—	(130.6)
Other income (expense) – net	1.8	0.2	(2.9)	—	(0.9)
Equity in net earnings of subsidiaries	342.4	101.7	48.1	(492.2)	—
Income Before Income Taxes	579.1	150.7	522.4	(484.5)	767.7
Income taxes	81.4	0.3	188.3	—	270.0
Net Income	$497.7	$150.4	$334.1	$(484.5)	$497.7
Other comprehensive (loss) income, net of tax	(37.0)	0.7	(43.0)	42.3	(37.0)
Comprehensive Income	$460.7	$151.1	$291.1	$(442.2)	$460.7

CONDENSED CONSOLIDATING BALANCE SHEETS	January 31, 2017
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$8.8	$—	$130.8	$—	$139.6
Inventories	—	137.9	860.7	(3.0)	995.6
Other current assets	505.4	3.9	61.0	(14.6)	555.7
Total Current Assets	514.2	141.8	1,052.5	(17.6)	1,690.9
Property, Plant, and Equipment – Net	290.9	563.6	719.8	—	1,574.3
Investments in Subsidiaries	15,491.5	4,429.2	387.8	(20,308.5)	—
Intercompany Receivable	—	499.0	1,922.9	(2,421.9)	—
Other Noncurrent Assets
Goodwill	1,494.8	—	4,589.9	—	6,084.7
Other intangible assets – net	420.6	—	5,841.4	—	6,262.0
Other noncurrent assets	59.4	11.9	128.5	—	199.8
Total Other Noncurrent Assets	1,974.8	11.9	10,559.8	—	12,546.5
Total Assets	$18,271.4	$5,645.5	$14,642.8	$(22,748.0)	$15,811.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$550.7	$87.3	$373.9	$(14.7)	$997.2
Noncurrent Liabilities
Long-term debt	4,945.0	—	—	—	4,945.0
Deferred income taxes	70.6	—	2,175.7	—	2,246.3
Intercompany payable	5,125.0	—	—	(5,125.0)	—
Other noncurrent liabilities	338.2	17.9	25.2	—	381.3
Total Noncurrent Liabilities	10,478.8	17.9	2,200.9	(5,125.0)	7,572.6
Total Liabilities	11,029.5	105.2	2,574.8	(5,139.7)	8,569.8
Total Shareholders’ Equity	7,241.9	5,540.3	12,068.0	(17,608.3)	7,241.9
Total Liabilities and Shareholders’ Equity	$18,271.4	$5,645.5	$14,642.8	$(22,748.0)	$15,811.7

CONDENSED CONSOLIDATING BALANCE SHEETS	April 30, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$7.0	$—	$102.8	$—	$109.8
Inventories	—	143.2	752.0	4.2	899.4
Other current assets	497.3	5.9	71.9	(10.9)	564.2
Total Current Assets	504.3	149.1	926.7	(6.7)	1,573.4
Property, Plant, and Equipment – Net	296.3	587.0	744.4	—	1,627.7
Investments in Subsidiaries	15,092.2	4,317.9	331.6	(19,741.7)	—
Intercompany Receivable	—	404.7	1,543.9	(1,948.6)	—
Other Noncurrent Assets
Goodwill	1,494.8	—	4,596.3	—	6,091.1
Other intangible assets – net	428.3	—	6,066.1	—	6,494.4
Other noncurrent assets	57.4	10.4	129.7	—	197.5
Total Other Noncurrent Assets	1,980.5	10.4	10,792.1	—	12,783.0
Total Assets	$17,873.3	$5,469.1	$14,338.7	$(21,697.0)	$15,984.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$723.3	$78.9	$421.6	$(10.8)	$1,213.0
Noncurrent Liabilities
Long-term debt	5,146.0	—	—	—	5,146.0
Deferred income taxes	60.7	—	2,169.6	—	2,230.3
Intercompany payable	4,644.7	—	—	(4,644.7)	—
Other noncurrent liabilities	290.1	17.9	78.3	—	386.3
Total Noncurrent Liabilities	10,141.5	17.9	2,247.9	(4,644.7)	7,762.6
Total Liabilities	10,864.8	96.8	2,669.5	(4,655.5)	8,975.6
Total Shareholders’ Equity	7,008.5	5,372.3	11,669.2	(17,041.5)	7,008.5
Total Liabilities and Shareholders’ Equity	$17,873.3	$5,469.1	$14,338.7	$(21,697.0)	$15,984.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Nine Months Ended January 31, 2017
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$158.0	$124.0	$512.8	$—	$794.8
Investing Activities
Additions to property, plant, and equipment	(23.8)	(30.1)	(82.7)	—	(136.6)
Proceeds from disposal of property, plant, and equipment	—	—	0.4	—	0.4
(Disbursements of) repayments from intercompany loans	—	(94.4)	(385.8)	480.2	—
Other – net	(0.2)	0.5	(12.2)	—	(11.9)
Net Cash (Used for) Provided by Investing Activities	(24.0)	(124.0)	(480.3)	480.2	(148.1)
Financing Activities
Short-term repayments – net	(142.0)	—	—	—	(142.0)
Repayments of long-term debt	(200.0)	—	—	—	(200.0)
Quarterly dividends paid	(252.1)	—	—	—	(252.1)
Purchase of treasury shares	(19.0)	—	—	—	(19.0)
Intercompany payable	480.2	—	—	(480.2)	—
Other – net	0.7	—	—	—	0.7
Net Cash Used for Financing Activities	(132.2)	—	—	(480.2)	(612.4)
Effect of exchange rate changes on cash	—	—	(4.5)	—	(4.5)
Net increase in cash and cash equivalents	1.8	—	28.0	—	29.8
Cash and cash equivalents at beginning of period	7.0	—	102.8	—	109.8
Cash and Cash Equivalents at End of Period	$8.8	$—	$130.8	$—	$139.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Nine Months Ended January 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$247.8	$119.2	$757.8	$—	$1,124.8
Investing Activities
Business acquired, net of cash acquired	—	—	7.9	—	7.9
Equity investment in affiliate	—	—	(16.0)	—	(16.0)
Additions to property, plant, and equipment	(70.8)	(32.7)	(57.3)	—	(160.8)
Proceeds from divestiture	193.7	—	—	—	193.7
Proceeds from disposal of property, plant, and equipment	—	0.1	0.1	—	0.2
(Disbursements of) repayments from intercompany loans	—	(85.6)	(672.2)	757.8	—
Other – net	—	(1.0)	6.7	—	5.7
Net Cash Provided by (Used for) Investing Activities	122.9	(119.2)	(730.8)	757.8	30.7
Financing Activities
Short-term repayments – net	(88.0)	—	—	—	(88.0)
Repayments of long-term debt	(800.0)	—	—	—	(800.0)
Quarterly dividends paid	(236.5)	—	—	—	(236.5)
Purchase of treasury shares	(7.8)	—	—	—	(7.8)
Intercompany payable	757.8	—	—	(757.8)	—
Other – net	0.6	—	—	—	0.6
Net Cash Used for Financing Activities	(373.9)	—	—	(757.8)	(1,131.7)
Effect of exchange rate changes on cash	—	—	(8.9)	—	(8.9)
Net (decrease) increase in cash and cash equivalents	(3.2)	—	18.1	—	14.9
Cash and cash equivalents at beginning of period	7.1	—	118.5	—	125.6
Cash and Cash Equivalents at End of Period	$3.9	$—	$136.6	$—	$140.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollars in millions, unless otherwise noted, except per share data
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2017 and 2016. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted. Results for 2016 include our former U.S. canned milk business, prior to its divestiture on December 31, 2015.
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
Results of Operations

	Three Months Ended January 31,			Nine Months Ended January 31,
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Net sales	$1,878.8	$1,973.9	(5)%	$5,608.5	$6,003.6	(7)%
Gross profit	$722.9	$763.8	(5)%	$2,188.5	$2,279.8	(4)%
% of net sales	38.5%	38.7%		39.0%	38.0%
Operating income	$237.7	$318.3	(25)%	$834.8	$899.2	(7)%
% of net sales	12.7%	16.1%		14.9%	15.0%
Net income:
Net income	$134.6	$185.3	(27)%	$481.9	$497.7	(3)%
Net income per common share – assuming dilution	$1.16	$1.55	(25)%	$4.14	$4.16	—%
Adjusted gross profit (A)	$722.6	$760.2	(5)%	$2,199.0	$2,286.3	(4)%
% of net sales	38.5%	38.5%		39.2%	38.1%
Adjusted operating income (A)	$382.8	$408.3	(6)%	$1,143.0	$1,158.8	(1)%
% of net sales	20.4%	20.7%		20.4%	19.3%
Adjusted income: (A)
Income	$232.8	$246.0	(5)%	$689.2	$666.0	3%
Earnings per share – assuming dilution	$2.00	$2.05	(2)%	$5.92	$5.56	6%

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net sales decreased 5 percent in the third quarter of 2017, driven by the noncomparable impact from the U.S. canned milk business, which was divested during the third quarter of 2016, as well as unfavorable volume/mix and lower net price realization in the current year. Operating income decreased 25 percent, primarily due to the impact of a $75.7 noncash impairment charge recognized in the current quarter (for additional information, see “Critical Accounting Estimates and Policies” in this discussion and analysis). The impact of the impairment charge and the sales decline was partially offset by lower selling, distribution, and administrative (“SD&A”) expenses and merger and integration costs. Prior year results benefited from the recognition of a $25.3 pre-tax gain on the divestiture of the U.S. canned milk business and two months of profits prior to the divestiture. Operating income excluding non-GAAP adjustments (“adjusted operating income”) decreased 6 percent in the third quarter of 2017. Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, merger and integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives.
Net income per diluted share decreased 25 percent in the third quarter of 2017, while income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”) decreased 2 percent. Both 2017 per share measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the fourth quarter of 2016 and a lower effective tax rate. Both 2016 per share measures reflect the gain on the divestiture of the U.S. canned milk business.
Net sales decreased 7 percent in the first nine months of 2017, driven by the noncomparable impact from the divested U.S. canned milk business, lower net price realization, and unfavorable volume/mix. Operating income also decreased 7 percent, primarily due to the $25.3 gain on the divestiture of the U.S. canned milk business in the prior year and the related profits prior to the divestiture. The impact of the $75.7 impairment charge and the sales decline was offset by lower SD&A expenses and merger and integration costs in 2017. Adjusted operating income decreased 1 percent.
Net income per diluted share was flat in the first nine months of 2017, while adjusted earnings per share increased 6 percent. Both 2017 per share measures reflect the benefit of a lower effective tax rate and a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the fourth quarter of 2016. Both 2016 per share measures reflect the gain on the divestiture of the U.S. canned milk business.
Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2017	2016	Increase (Decrease)%		2017	2016	Increase (Decrease)%
Net sales	$1,878.8	$1,973.9	$(95.1)	(5)%	$5,608.5	$6,003.6	$(395.1)	(7)%
Milk divestiture	—	(46.3)	46.3	2	—	(153.5)	153.5	3
Foreign currency exchange	(1.7)	—	(1.7)	—	2.8	—	2.8	—
Net sales excluding divestiture and foreign currency exchange (A)	$1,877.1	$1,927.6	$(50.5)	(3)%	$5,611.3	$5,850.1	$(238.8)	(4)%
Amounts may not add due to rounding.

(A)
Net sales excluding divestiture and foreign currency exchange is a non-GAAP measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales in the third quarter of 2017 decreased $95.1, of which $46.3 was due to the impact of prior year sales from the divested U.S. canned milk business. Excluding the noncomparable divested business and foreign currency exchange, net sales decreased $50.5, or slightly below 3 percent. This reflected a decline from volume/mix, driven by the U.S. Retail Coffee segment, specifically related to the Folgers brand, and lower net price realization, which was mostly attributed to the U.S. Retail Pet Foods segment. These two factors contributed somewhat equally to lower net sales.
Net sales in the first nine months of 2017 decreased $395.1, of which $153.5 was due to the impact of the divested U.S. canned milk business. Excluding the noncomparable divested business and foreign currency exchange, net sales decreased $238.8, or 4 percent. This reflected a decline from volume/mix, driven by the U.S. Retail Pet Foods segment, and lower net price realization, which was mostly attributed to the U.S. Retail Coffee segment. These two factors contributed somewhat equally to lower net sales.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Gross profit	38.5%	38.7%	39.0%	38.0%
Selling, distribution, and administrative expenses:
Marketing	5.2%	6.1%	5.8%	6.0%
Selling	3.2	3.7	3.4	4.1
Distribution	3.3	3.1	3.3	3.1
General and administrative	6.2	6.3	6.3	6.2
Total selling, distribution, and administrative expenses	17.9%	19.3%	18.8%	19.3%

Amortization	2.8	2.6	2.8	2.6
Impairment charges	4.0	—	1.3	—
Other special project costs	1.0	2.1	1.2	1.6
Other operating expense (income) – net	0.1	(1.5)	—	(0.5)
Operating income	12.7%	16.1%	14.9%	15.0%
Amounts may not add due to rounding.

Gross profit decreased $40.9, or 5 percent, in the third quarter of 2017, driven by unfavorable volume/mix and the loss of U.S. canned milk profits. The impact of lower net price realization was partially offset by a reduction in commodity and manufacturing overhead costs. SD&A expenses decreased $43.9, or 12 percent, primarily driven by incremental synergy realization related to the 2015 acquisition of Big Heart Pet Brands ("Big Heart") and lower marketing expense. Merger and integration costs were also lower. Operating income decreased $80.6, or 25 percent, primarily reflecting a $75.7 noncash impairment charge related to certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment. Prior year results benefited from the recognition of a $25.3 gain related to the divestiture of the U.S. canned milk business.

Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $37.6, or 5 percent, in the third quarter of 2017. Adjusted operating income decreased $25.5, or 6 percent.
Gross profit decreased $91.3, or 4 percent, in the first nine months of 2017, primarily reflecting the loss of U.S. canned milk profits and unfavorable volume/mix. The impact of lower net price realization was offset by a reduction in commodity and manufacturing overhead costs and incremental synergy realization. SD&A expenses decreased $102.2, or 9 percent, in the first nine months of 2017, primarily driven by incremental synergy realization and lower marketing expense. Operating income decreased $64.4, or 7 percent, reflecting the $75.7 impairment charge. Prior year results benefited from the recognition of the $25.3 gain related to the divestiture.
On a non-GAAP basis, adjusted gross profit decreased $87.3, or 4 percent, in the first nine months of 2017, while adjusted operating income decreased $15.8, or 1 percent.
Income Taxes
Income taxes decreased 30 percent and 13 percent in the third quarter and first nine months of 2017, respectively, due to a decrease in income before income taxes and a lower effective tax rate in 2017 of 31.9 percent for the third quarter and 32.7 percent for the first nine months. The 2016 effective tax rates of 32.7 percent for the third quarter and 35.2 percent for the first nine months were impacted by higher deferred state income tax expense, which was a result of state tax law changes. We anticipate a full-year effective tax rate for 2017 of approximately 32.5 percent.
Integration and Restructuring Activities
Total one-time costs related to the Big Heart acquisition are anticipated to be approximately $290.0 and are expected to be incurred through 2018. These costs primarily consist of employee-related costs, outside service and consulting costs, and other costs related to the acquisition. We have incurred total cumulative costs of $237.6 related to the integration of Big Heart, including $13.6 and $56.4 in the third quarter and first nine months of 2017, respectively.

In addition to the integration activities discussed above, an organization optimization program was approved by the Board of Directors during the fourth quarter of 2016 as part of our ongoing efforts to reduce costs, integrate, and optimize the combined organization. Total restructuring costs related to the program are expected to be approximately $40.0, primarily consisting of employee-related, site preparation, equipment relocation, and production start-up costs. In addition, we expect to invest approximately $15.0 to $17.0 in capital expenditures. We have incurred total cumulative restructuring costs of $16.5, $15.2 of which was incurred during 2017, including $4.9 in the third quarter. The remaining costs are anticipated to be recognized through 2018, with approximately half of the costs expected to be recognized by the end of 2017. Upon completion, the restructuring plan will result in a reduction of approximately 125 full-time positions.
As part of this program, we exited two leased facilities in Livermore, California, and consolidated all ancient grains and pasta production into our facility in Chico, California, during the third quarter of 2017. Additionally, we will discontinue the production of coffee at our Harahan, Louisiana, facility and consolidate all related roast and ground coffee production into one of our facilities in New Orleans, Louisiana, which we expect to complete by December 31, 2017.
We anticipate synergies related to the Big Heart acquisition to result in net realized savings of approximately $200.0 annually by the end of 2018. In 2017, we expect to realize approximately $120.0 of incremental savings as compared to 2016, of which $26.3 and $86.8 were realized in the third quarter and first nine months of 2017, respectively. To date, we have realized $123.8 of our goal of $200.0 in annual synergies. In addition to synergies related to the Big Heart acquisition, we expect to achieve approximately $50.0 of incremental annual cost savings related to our organization optimization program to be recognized by the end of 2019. Furthermore, we expect to achieve approximately $100.0 of incremental annual cost savings by 2020, related to additional cost reduction initiatives. This will bring the total annual cost reduction under these three programs to approximately $350.0, of which $300.0 is expected to benefit earnings, while $50.0 will be invested in our businesses.
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
Effective May 1, 2016, amortization expense and impairment charges related to intangible assets is reported outside of segment operating results. Prior year segment results have been modified to conform to the new presentation. For additional information on the change, see Note 6: Reportable Segments.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$537.6	$575.5	(7)%	$1,602.7	$1,726.6	(7)%
U.S. Retail Consumer Foods	517.3	569.8	(9)	1,611.6	1,796.0	(10)
U.S. Retail Pet Foods	550.9	570.9	(4)	1,601.4	1,687.5	(5)
International and Foodservice	273.0	257.7	6	792.8	793.5	—
Segment profit:
U.S. Retail Coffee	$172.2	$194.6	(12)%	$532.5	$548.8	(3)%
U.S. Retail Consumer Foods	119.2	129.1	(8)	349.5	375.8	(7)
U.S. Retail Pet Foods	126.3	124.0	2	363.0	355.8	2
International and Foodservice	45.5	48.9	(7)	136.7	140.6	(3)
Segment profit margin:
U.S. Retail Coffee	32.0%	33.8%		33.2%	31.8%
U.S. Retail Consumer Foods	23.0	22.7		21.7	20.9
U.S. Retail Pet Foods	22.9	21.7		22.7	21.1
International and Foodservice	16.7	19.0		17.2	17.7

U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $37.9 in the third quarter of 2017, primarily due to volume/mix, which reduced net sales by 5 percentage points. This was driven by lower volume for the Folgers brand, partially offset by gains for the Dunkin’ Donuts and Café Bustelo brands. Lower net price realization reduced net sales by 1 percent. Segment profit decreased $22.4 due to the impact of volume/mix, higher commodity costs, and lower net pricing. In January 2017, in response to sustained increases in green coffee costs, we implemented a 6 percent list price increase for the majority of our packaged coffee products sold in the U.S., excluding K-Cup® pods.
The U.S. Retail Coffee segment net sales decreased $123.9 in the first nine months of 2017, primarily due to lower net price realization, which was mainly attributed to the impact of two 6 percent list price declines since the beginning of 2016. In addition, volume/mix reduced net sales by 2 percentage points, as a decline for the Folgers brand was partially offset by gains for the Café Bustelo and Dunkin’ Donuts brands. Segment profit decreased $16.3, primarily due to the impact of lower net price realization, which was partially offset by lower commodity and manufacturing overhead costs and incremental synergy realization.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $52.5 in the third quarter of 2017, primarily reflecting noncomparable net sales of $42.7 in the prior year related to the divested U.S. canned milk business. Excluding the impact of the divestiture, net sales decreased 2 percent. Volume/mix reduced net sales by 3 percentage points, driven by Smucker's fruit spreads, while net price realization was slightly higher. Segment profit decreased $9.9; however, excluding the $25.3 prior year gain related to the U.S. canned milk divestiture and the loss of U.S. canned milk profits, segment profit increased 26 percent, reflecting lower manufacturing overhead costs, higher net price realization, and reduced marketing expense.
The U.S. Retail Consumer Foods segment net sales decreased $184.4 in the first nine months of 2017, primarily reflecting noncomparable net sales of $138.9 in the prior year related to the divestiture. Excluding the impact of the divestiture, net sales decreased 3 percent. Volume/mix reduced net sales by 2 percentage points, driven by the Jif brand and Smucker's fruit spreads, partially offset by growth in Smucker's Uncrustables® frozen sandwiches. Net price realization was also lower, primarily attributable to the Jif brand. Segment profit decreased $26.3; however, excluding the $25.3 prior year gain related to the U.S. canned milk divestiture and the loss of U.S. canned milk profits, segment profit increased 8 percent as lower manufacturing overhead costs and incremental synergy realization more than offset the impact of lower net price realization.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $20.0 in the third quarter of 2017, primarily due to lower net price realization. Volume/mix was neutral as gains for Nature's Recipe and Kibbles 'n Bits dog food were offset by declines in pet snacks. Segment profit increased $2.3 as lower marketing expense and incremental synergy realization more than offset unfavorable volume/mix related to pet snacks and $5.0 in costs related to a product recall during the quarter. Although not reflected in segment profit, a $75.7 impairment charge was recognized in the third quarter of 2017 related to certain trademarks within the U.S. Retail Pet Foods segment.
The U.S. Retail Pet Foods segment net sales decreased $86.1 in the first nine months of 2017, primarily due to volume/mix, which reduced net sales by 3 percentage points. This was driven by the Kibbles 'n Bits, Meow Mix, and Natural Balance brands. Net price realization was also lower. Segment profit increased $7.2 as lower commodity costs, incremental synergy realization, and a decrease in marketing expense more than offset the impact of unfavorable volume/mix and lower net price realization.
International and Foodservice
International and Foodservice net sales increased $15.3 in the third quarter of 2017. Volume/mix contributed 8 percentage points of growth to net sales and was slightly offset by lower net price realization and the impact of $3.6 of noncomparable net sales in the prior year related to the divested U.S. canned milk business. Segment profit decreased $3.4, reflecting an unfavorable net impact of pricing and costs and the loss of profits from the divested business, which were mostly offset by favorable volume/mix.
International and Foodservice net sales was comparable to the prior year in the first nine months of 2017, as the impact of $14.6 of noncomparable net sales in the prior year related to the divestiture and lower net price realization offset favorable volume/mix, which contributed 4 percentage points of growth to net sales. Segment profit decreased $3.9, reflecting an unfavorable net impact of pricing and costs and the loss of profits from the divested business, which were partially offset by favorable volume/mix.

Financial Condition – Liquidity and Capital Resources
Liquidity
On an annual basis, our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At January 31, 2017, total cash and cash equivalents was $139.6, compared to $109.8 at April 30, 2016.
Within the U.S. Retail Coffee and U.S. Retail Consumer Foods segments, we generally expect a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, the additional increase of coffee inventory in advance of the Atlantic hurricane season, and seasonal fruit procurement. In these businesses, we expect cash provided by operations in the second half of the fiscal year to significantly exceed the amount in the first half of the year, upon completion of the Fall Bake and Holiday period. In contrast, the U.S. Retail Pet Foods segment does not experience seasonality, and thus our working capital requirements became less seasonal overall subsequent to the Big Heart acquisition. Cash provided by operating activities in the third quarter of 2017 was $419.5, compared to $375.3 provided through the first half of 2017.
The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2017	2016
Net cash provided by operating activities	$794.8	$1,124.8
Net cash (used for) provided by investing activities	(148.1)	30.7
Net cash used for financing activities	(612.4)	(1,131.7)

Net cash provided by operating activities	$794.8	$1,124.8
Additions to property, plant, and equipment	(136.6)	(160.8)
Free cash flow (A)	$658.2	$964.0

(A)
Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $330.0 decrease in cash provided by operating activities in the first nine months of 2017 was mainly due to an increase in working capital, partially offset by an increase in net income adjusted for noncash items, notably depreciation, amortization, and impairment charges. The increase in working capital was driven by an increase in inventory, the timing of certain accrued liabilities, and the realization of a $49.6 one-time tax refund in the first quarter of the prior year. The inventory increase resulted from increased inventory quantities during 2017, partially due to the third quarter sales decline, compared to a reduction in inventory levels during 2016, which resulted from last year's working capital reduction initiative.

Cash used for investing activities in the first nine months of 2017 consisted primarily of $136.6 in capital expenditures. Cash provided by investing activities in the first nine months of 2016 consisted primarily of $193.7 in proceeds from the divestiture of the U.S. canned milk business, offset by $160.8 in capital expenditures.
Cash used for financing activities in the first nine months of 2017 consisted primarily of dividend payments of $252.1, prepayments on our Term Loan of $200.0, and a $142.0 decrease in short-term borrowings during the year. Cash used for financing activities in the first nine months of 2016 consisted primarily of prepayments on the Term Loan of $800.0, dividend payments of $236.5, and an $88.0 decrease in short-term borrowings during the year.

During the third quarter of 2017, we announced our plans to build a Smucker's Uncrustables frozen sandwiches manufacturing facility in Longmont, Colorado. Construction of the facility is anticipated to start in spring 2017 with production expected to begin in calendar year 2019. The new facility will help meet growing demand for Smucker's Uncrustables frozen sandwiches and will complement our existing facility in Scottsville, Kentucky. The Longmont facility will be constructed in two phases, with a total potential investment of $340.0. Phase one will include up to an initial $200.0 investment to construct and operate the new facility, with an opportunity to invest an additional $140.0 for phase two expansion, dependent on product demand. Construction of the new facility is contingent on the approval of tax and business incentives and the closing of the transaction to purchase the real property where the facility will be located.

Capital Resources
The following table presents our capital structure.

	January 31, 2017	April 30, 2016
Short-term borrowings	$142.0	$284.0
Long-term debt	4,945.0	5,146.0
Total debt	$5,087.0	$5,430.0
Shareholders’ equity	7,241.9	7,008.5
Total capital	$12,328.9	$12,438.5
We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Additionally, under our commercial paper program, we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Along with the revolving credit facility, commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2017, we had $142.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.85 percent.
During the first nine months of 2017, we reduced total debt by $343.0, driven by $200.0 in prepayments on the Term Loan and the $142.0 decrease in short-term borrowings outstanding. Reducing our leverage has provided the flexibility to consider other strategic uses of cash, including acquisition opportunities and share repurchases.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 9: Debt and Financing Arrangements.
As of January 31, 2017, we had approximately 6.6 million common shares available for repurchase under the Board of Directors' ("Board") authorizations. Subsequent to January 31, 2017, we entered into a 10b5-1 trading plan (the "Plan") to facilitate the repurchase of up to 3.0 million common shares under the Board's authorizations. Purchases under the Plan will commence on February 27, 2017, and expire on October 31, 2017, unless terminated earlier in accordance with the terms of the Plan, and will be transacted by a broker based upon the guidelines and parameters of the Plan. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under our commercial paper program and revolving credit facility, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, interest and principal payments on debt outstanding, and share repurchases. As of January 31, 2017, total cash and cash equivalents of $131.1 was held by our international subsidiaries. We do not intend to repatriate these funds to meet any of these cash requirements. Should we repatriate these funds, we will be required to pay taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.
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

Non-GAAP measures exclude certain items affecting comparability that can significantly affect the year-over year assessment of operating results, which include merger and integration and restructuring costs (“special project costs”) and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”). The special project costs in the table below relate to specific merger and integration and restructuring projects, and the unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts. Beginning May 1, 2016, we redefined our non-GAAP measures to also exclude amortization expense and impairment charges related to intangible assets, and have modified prior year results to conform to the new definition. We believe that excluding amortization expense and impairment charges related to intangible assets in our non-GAAP measures is more reflective of our operating performance and the way in which we manage our business, as these items are noncash expenses and can be significantly affected by the timing and size of our acquisitions.

These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 28 for a reconciliation of free cash flow to the comparable GAAP financial measure.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Gross profit reconciliation:
Gross profit	$722.9	$763.8	$2,188.5	$2,279.8
Unallocated derivative (gains) losses	(0.8)	(6.7)	5.7	(2.7)
Cost of products sold – special project costs	0.5	3.1	4.8	9.2
Adjusted gross profit	$722.6	$760.2	$2,199.0	$2,286.3
Operating income reconciliation:
Operating income	$237.7	$318.3	$834.8	$899.2
Amortization	51.7	52.2	155.2	158.2
Impairment charges	75.7	—	75.7	—
Unallocated derivative (gains) losses	(0.8)	(6.7)	5.7	(2.7)
Cost of products sold – special project costs	0.5	3.1	4.8	9.2
Other special project costs	18.0	41.4	66.8	94.9
Adjusted operating income	$382.8	$408.3	$1,143.0	$1,158.8
Net income reconciliation:
Net income	$134.6	$185.3	$481.9	$497.7
Income taxes	63.0	90.0	234.6	270.0
Amortization	51.7	52.2	155.2	158.2
Impairment charges	75.7	—	75.7	—
Unallocated derivative (gains) losses	(0.8)	(6.7)	5.7	(2.7)
Cost of products sold – special project costs	0.5	3.1	4.8	9.2
Other special project costs	18.0	41.4	66.8	94.9
Adjusted income before income taxes	$342.7	$365.3	$1,024.7	$1,027.3
Income taxes, as adjusted (A)	109.9	119.3	335.5	361.3
Adjusted income	$232.8	$246.0	$689.2	$666.0
Weighted-average shares – assuming dilution	116,508,644	119,734,947	116,512,460	119,683,493
Adjusted earnings per share	$2.00	$2.05	$5.92	$5.56

(A)	Income taxes, as adjusted is based upon our GAAP effective tax rate and reflects the impact of items excluded from GAAP net income to derive adjusted income.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.
As of January 31, 2017, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2016.
Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the "Management's Discussion and Analysis" section of our Annual Report on Form 10-K for the year ended April 30, 2016. There were no material changes to the information previously disclosed, with the exception of the item discussed below.

We are required to test goodwill and indefinite-lived assets for impairment annually and more often if indicators of impairment exist. The results of our annual evaluation performed as of February 1, 2016, concluded that the estimated fair value of each of our seven reporting units was substantially in excess of its carrying value as of the 2016 annual test date, with the exception of the recently acquired Pet Foods reporting unit, for which fair value exceeded carrying value by $198.0, or 4 percent. In addition, each of our leading brand trademarks, which comprise more than 90 percent of the total carrying value of other indefinite-lived intangible assets, had an estimated fair value substantially in excess of its carrying value as of the 2016 annual test date, with the exception of the indefinite-lived trademarks acquired as part of the Big Heart acquisition. Both the goodwill and indefinite-lived trademarks associated with the Big Heart acquisition were susceptible to future impairment charges as the carrying value approximated fair value at the 2016 annual test date due to the recent date of acquisition.

As a result of a decline in current year actual and forecasted net sales for the U.S. Retail Pet Foods segment, as well as the narrow difference between estimated fair value and carrying value as of our annual test, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment during the second quarter of 2017. The method used to analyze for impairment during the second quarter of 2017 was consistent with our annual test, as described in our Form 10-K for the fiscal year ended April 30, 2016, with key estimates updated to reflect our current expectations, including a reduction in our weighted-average cost of capital reflecting a reduction in market-based interest rates since February 1, 2016. We recognized no impairment charges as a result of this analysis, but concluded that the estimated fair value was vulnerable to future changes in key assumptions, such as an increase in the weighted-average cost of capital, among others.

During the third quarter of 2017, our weighted-average cost of capital increased reflecting rising market-based interest rates during the quarter. As a result, we performed an additional interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment. The method used to analyze for impairment was consistent with our second quarter interim impairment analysis, with key estimates updated to reflect our current expectations. No goodwill impairment related to the Pet Foods reporting unit was recognized. Additional sensitivity analyses were performed for the Pet Foods reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a 50-basis-point increase in the weighted-average cost of capital. Both scenarios independently yielded an estimated fair value for the Pet Foods reporting unit at or slightly below carrying value. Furthermore, during the third quarter of 2017, we recognized an impairment charge of $75.7 related to certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, to the extent that carrying value exceeded the estimated fair value, which was included as a noncash charge in our Condensed Statement of Consolidated Income. These indefinite-lived trademarks remain susceptible to future impairment charges as the carrying value approximates estimated fair value at January 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2017, approximates carrying value. Exposure to interest rate risk on our long-term debt is mitigated due to fixed-rate maturities.
We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate swaps mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap would be recognized at fair value on the balance sheet, and changes in the fair value would be recognized in interest expense. Generally, changes in the fair value of the derivative are equal to changes in the fair value of the underlying debt and have no net impact on earnings. In 2014, we entered into an interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge, and used to hedge against the changes in the fair value of the debt. In 2015, we terminated this interest rate swap agreement prior to maturity and, as a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. At January 31, 2017, the remaining benefit of $38.1 was recorded as an increase in the long-term debt balance.
Based on our overall interest rate exposure as of and during the nine months ended January 31, 2017, including derivatives and other financial instruments sensitive to interest rates, a hypothetical 10 percent movement in interest rates would not materially affect our results of operations. In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at January 31, 2017, would increase the fair value of our long-term debt by $343.1.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2017, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the gains and losses on all foreign currency forwards and options contracts are immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2017, a hypothetical 10 percent change in exchange rates would result in a $17.2 loss of fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during the nine-month period ended January 31, 2017. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	January 31, 2017	April 30, 2016
High	$38.1	$40.0
Low	12.5	16.5
Average	23.1	32.9

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2017 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor described below updates the risk factors disclosed in “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2016, to include information on interim impairment analyses, which were performed during the second and third quarters of 2017.

•	A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. At April 30, 2016, the carrying value of goodwill and other intangible assets totaled $12.6 billion, compared to total assets of $16.0 billion and total shareholders’ equity of $7.0 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, or product claims that result in a significant loss of sales or profitability over the product life.

As a result of the Big Heart acquisition in 2015, we recognized $3.0 billion of goodwill, as well as $1.5 billion of indefinite-lived intangible assets based on their estimated fair values on the acquisition date. Since these assets were recently acquired, they are more susceptible to impairment. As a result of a decline in current year actual and forecasted net sales for the U.S. Retail Pet Foods segment, as well as a narrow difference between estimated fair value and carrying value as of our most recent annual impairment test, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment during the second quarter of 2017. We recognized no impairment charges as a result of this analysis. However, as a result of an increase in our weighted-average cost of capital reflecting rising market-based interest rates during the third quarter of 2017, we performed an additional impairment analysis and, as a result, we recognized an impairment charge of $75.7 on certain indefinite-lived trademarks included within the U.S. Retail Pet Foods segment. We recognized no impairment charges on the goodwill of the Pet Foods reporting unit as a result of this analysis. A change to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, a change to other assumptions, or the failure of any of our reporting units to achieve its anticipated synergies related to the Big Heart acquisition could result in additional impairment losses in the future, which could be more significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2016 - November 30, 2016	292	$131.44	—	6,586,598
December 1, 2016 - December 31, 2016	1,169	129.65	—	6,586,598
January 1, 2017 - January 31, 2017	577	132.82	—	6,586,598
Total	2,038	$130.80	—	6,586,598
Information set forth in the table above represents the activity in our third fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of January 31, 2017, there were 6,586,598 common shares available for future repurchase pursuant to the
Board of Directors' ("Board") authorizations.

Subsequent to January 31, 2017, we entered into a 10b5-1 trading plan (the "Plan") to facilitate the repurchase of up to 3.0 million common shares under the Board's authorizations. Purchases under the Plan will commence on February 27, 2017, and expire on October 31, 2017, unless terminated earlier in accordance with the terms of the Plan.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 39 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2017	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Vice Chair and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
10.1	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*	X
10.2	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*	X
10.3	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*	X
12.1	Computation of Ratio of Earnings to Fixed Charges	X
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.