Form 10-K
period 2017-04-30
J M SMUCKER Co
filed 2017-06-19
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
 FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2016, was $14,314,803,639. As of June 12, 2017, 113,436,545 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 16, 2017, are incorporated by reference into Part III of this Report, and certain sections of the registrant’s 2017 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

PART I

Item 1.        Business.
The Company. The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”), often referred to as Smucker’s (a registered trademark), was established in 1897 and incorporated in Ohio in 1921. We operate principally in one industry, the manufacturing and marketing of branded food and beverage products on a worldwide basis, although the majority of our sales are in the U.S. Our operations outside the U.S. are principally in Canada, although products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency translation, represented 6 percent of consolidated net sales for 2017. Our branded food and beverage products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.
On March 23, 2015, we completed the acquisition of Big Heart Pet Brands (“Big Heart”), a leading producer, distributor, and marketer of premium-quality, branded pet food and pet snacks in the U.S. The cash and stock transaction was valued at $5.9 billion, which included the issuance of 17.9 million shares of our common stock to the shareholders of Blue Acquisition Group, Inc., Big Heart’s parent company. We assumed $2.6 billion in debt that we repaid at closing and paid an additional $1.2 billion in cash, net of a working capital adjustment. As part of the transaction, new debt of $5.5 billion was borrowed. For additional information on the Big Heart acquisition, see “Note 2: Acquisition” in our 2017 Annual Report to Shareholders.
We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and U.S. Retail Pet Foods. The U.S. retail market segments in total comprised over 85 percent of 2017 consolidated net sales and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. Within our segment results, International and Foodservice represents a combination of the strategic business areas not included in the U.S. retail market segments.
Principal Products. Our principal products are coffee, pet food, pet snacks, peanut butter, fruit spreads, shortening and oils, baking mixes and ready-to-spread frostings, frozen sandwiches, flour and baking ingredients, juices and beverages, and portion control products.
Product sales information for the years 2017, 2016, and 2015 is incorporated herein by reference to information set forth in our 2017 Annual Report to Shareholders under “Note 5: Reportable Segments.”
In the U.S. retail market segments, our products are primarily sold through a combination of direct sales and brokers to food retailers, food wholesalers, drug stores, club stores, mass merchandisers, discount and dollar stores, military commissaries, natural foods stores and distributors, pet specialty stores, and online retailers. In International and Foodservice, our products are distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Sources and Availability of Raw Materials. The raw materials used in each of our segments are primarily commodities and agricultural-based products. Green coffee, grains, peanuts, edible oils, protein meals, sweeteners, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time. Basis, futures, options, and fixed price contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries. We source grains, peanuts, and edible oils mainly from North America. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. For additional information on the commodities we purchase, see “Commodities Overview” in our 2017 Annual Report to Shareholders.
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

Primary Reportable Segment/Business Area	Major Trademark
U.S. Retail Coffee	Folgers®, Dunkin’ Donuts®, and Café Bustelo®
U.S. Retail Consumer Foods	Jif®, Smucker’s®, Crisco®, PillsburyTM, and Uncrustables®
U.S. Retail Pet Foods	Meow Mix®, Milk-Bone®, Natural Balance®, Kibbles ‘n Bits®, 9Lives®, Pup-Peroni®, and Nature’s Recipe®
International and Foodservice	Folgers and Smucker’s
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
Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC and are used under a 20-year, perpetually renewable, royalty-free license. Borden® and the Elsie design are trademarks used by our Canadian subsidiary on certain products under a perpetual, exclusive, and royalty-free license. Carnation® is a trademark of Société des Produits Nestlé S.A. used by our Canadian subsidiary for certain canned milk products in certain territories under an exclusive and royalty-free license with an initial term of 10 years which expires in October 2017, which is renewable for two successive 5-year terms, and which becomes perpetual at the end of the renewal terms under certain circumstances. Douwe Egberts® and Pickwick® are registered trademarks of Jacobs Douwe Egberts and are used under a license which expires in January 2019. In accordance with a multi-year licensing and distribution agreement entered into with Cumberland Packing Corp. (“Cumberland”), we market and distribute Cumberland’s branded tabletop sweeteners sold under the Sweet‘N Low®, NatraTaste®, Sugar In The Raw®, and other “In The Raw” brands to foodservice customers in the U.S. and to retail and foodservice customers in Canada. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc. (“Keurig”), used with permission. In addition, we and our subsidiaries license the use of several other trademarks, none of which are individually material to our business.
Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “Choosy Moms Choose Jif®,” “Purely The Finest®,” “Goodness Gracious, It’s Good®,” “The Only One Cats Ask For By Name®,” “Say It With Milk-Bone®,” the Smucker’s banner, the Crock Jar shape, the Gingham design, the Mountain Grown design, and the Smucker’s Strawberry, Milk-Bone, and 9Lives logos.
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
Working Capital. Working capital requirements are greatest during the first half of our fiscal year mainly due to the timing of the buildup of coffee, oil, and baking inventories necessary to support the Fall Bake and Holiday period and the additional buildup of coffee inventory in advance of the Atlantic hurricane season. Although we still expect an inventory buildup during the first half of the fiscal year within the U.S. Retail Coffee and U.S. Retail Consumer Foods segments, our working capital requirements became less seasonal overall subsequent to the Big Heart acquisition, since the U.S. Retail Pet Foods segment does not experience significant seasonality.
Customers. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to 30 percent of net sales in both 2017 and 2016, and 28 percent of net sales in 2015. These sales are primarily included in the U.S. retail market segments. No other customer exceeded 10 percent of net sales during 2017, 2016, or 2015.

During 2017, our top 10 customers, collectively, accounted for approximately 70 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.
Orders. Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.
Government Business. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Competition. We are the branded market leader in the coffee, dog snacks, peanut butter, fruit spreads, shortening, natural beverage, and ice cream toppings categories in the U.S. In Canada, we are the branded market leader in the flour, pickles, canned milk, fruit spreads, shortening, and ice cream toppings categories. Our business is highly competitive as all of our brands compete for retail shelf space with other branded products as well as private label products.
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
In addition, private label continues to be a competitor in many of the categories in which we compete, partially due to improvements in private label quality and the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty. We believe that both private label and leading brands play an important role in the categories in which we compete, appealing to different consumer segments. We closely monitor the price gap or price premium between our brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.

Our primary brands and major competitors as of April 30, 2017, are listed below.

Our Primary Products	Our Primary Brands	Competing Brands	Competitors
U.S. Retail Coffee
Mainstream roast and ground coffee	Folgers(A) and Café Bustelo	Maxwell House, Yuban, and McCafe	The Kraft Heinz Company
		Chock full o'Nuts	Massimo Zanetti Beverage Group
		Cafe La Llave	F. Gaviña & Sons, Inc.
		Private Label Brands	Various
Single serve coffee - K-Cup®	Dunkin' Donuts, Folgers, and Café Bustelo	Green Mountain Coffee(A)	JAB Holding Company
		Starbucks	Starbucks Corporation
		Eight O'Clock	Tata Global Beverages Limited
		McCafe, Maxwell House, and Gevalia	The Kraft Heinz Company
		Private Label Brands	Various
Premium coffee	Dunkin' Donuts and Folgers Gourmet Selections®	Starbucks(A) and Seattle's Best Coffee	Starbucks Corporation
		Peet's Coffee & Tea	JAB Holding Company
		Eight O'Clock	Tata Global Beverages Limited
		Gevalia and McCafe	The Kraft Heinz Company
		Private Label Brands	Various
U.S. Retail Consumer Foods
Peanut butter and specialty spreads	Jif (A)	Private Label Brands	Various
		Skippy	Hormel Foods Corporation
		Nutella	Ferrero SpA
		Peter Pan	Conagra Brands, Inc.
Fruit spreads	Smucker's(A)	Welch's	Welch Foods Inc.
		Private Label Brands	Various
Shortening and oils	Crisco(B)	Private Label Brands(B)	Various
		Wesson	Conagra Brands, Inc.
Dessert baking mixes and frosting	Pillsbury	Betty Crocker(A)	General Mills, Inc.
		Duncan Hines	Pinnacle Foods Inc.
		Private Label Brands	Various
U.S. Retail Pet Foods
Pet foods	Meow Mix, Kibbles 'n Bits, 9Lives, and Nature's Recipe	Dog Chow(A), One, Beneful, Cat Chow(A), Friskies, Kit & Kaboodle, and Fancy Feast	Nestlé Purina PetCare Company
		Pedigree, Iams, and Sheba	Mars, Incorporated
		Rachael Ray Nutrish	Ainsworth Pet Nutrition
Pet snacks	Milk-Bone(A) and Pup-Peroni	Beggin' Strips and Waggin' Train	Nestlé Purina PetCare Company
		Dentastix and Greenies	Mars, Incorporated
Pet premium	Natural Balance	Blue(A)	Blue Buffalo Pet Products, Inc.
		Nutro	Mars, Incorporated
		Hill's	Hill's Pet Nutrition, Inc.
		Pro Plan and Merrick	Nestlé Purina PetCare Company
International and Foodservice
Foodservice hot beverage	Folgers and Douwe Egberts	Nescafé	Société des Produits Nestlé S.A.
		Maxwell House	The Kraft Heinz Company
		Private Label Brands	Various
Foodservice portion control	Smucker's	Heinz, Welch's, and Private Label Brands	The Kraft Heinz Company
		Private Label Brands	Various
Canada coffee	Folgers	Maxwell House(A)	The Kraft Heinz Company
		Tim Hortons	Restaurant Brands International Inc.
		Private Label Brands	Various
Canada flour	Robin Hood®(A) and Five Roses®	Private Label Brands	Various
(A) Identifies the current market leader within the product category. In certain categories, the market leader is not identified as two or more brands compete for the largest share.
(B) Crisco is the market leader within the shortening category. In the oils category, private label brands, collectively, maintain the largest share.

Research and Development. We predominantly utilize in-house resources to both develop new products and improve existing products in each of our business areas. Amounts expensed for research and development were $58.1 million, $58.8 million, and $32.5 million in 2017, 2016, and 2015, respectively.
Environmental Matters. We consider compliance with environmental regulations and environmental sustainability to be our responsibility as a good corporate citizen and a key strategic focus area. We have implemented and manage a variety of programs, including the utilization of renewable energy technology, water conservation, the sourcing and usage of sustainable raw materials including green coffee, and the reuse of resources, in support of our commitment to environmental sustainability. We continue to evaluate and modify our processes on an ongoing basis to further reduce waste and limit our impact on the environment.
Compliance with the provisions of enacted or pending federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, or competitive position in 2018.
Employees. At April 30, 2017, we had 7,140 full-time employees worldwide, of which 27 percent, located at 11 manufacturing facilities, are covered by union contracts. These contracts vary in term depending on the location, with five contracts expiring in 2018, representing 8 percent of our total employees. We believe our relations with our employees are good.
Financial Information about Industry Segments and Geographical Areas. The financial information required to be included in this item concerning reportable industry segments and international operations for the years 2017, 2016, and 2015 is incorporated herein by reference to information set forth in our 2017 Annual Report to Shareholders under “Note 5: Reportable Segments.” Our international operations are primarily in Canada with risks similar to those associated with the U.S. retail markets. Approximately 40 percent of our 2017 Canada sales represented the sale of Canadian produced products to Canadian customers. The majority of the remaining Canada sales represented the sale of products produced in the U.S. to Canadian customers, primarily Folgers coffee, Bick’s® pickles, Smucker’s fruit spreads, and Crisco shortening and oils.
Forward-Looking Statements. This Report includes forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected or projected results. The descriptions of risks and uncertainties relating to forward-looking statements are incorporated herein by reference to information set forth in our 2017 Annual Report to Shareholders under the caption “Forward-Looking Statements.”
Available Information. Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (jmsmucker.com/investor-relations/smuckers-sec-filings) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.
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
•We may be unable to grow market share of our products.
We operate in the competitive food industry whose growth potential is positively correlated to population growth. Our success depends in part on our ability to grow our brands faster than the population in general. We consider our ability to build and sustain the equity of our brands critical to our market share growth. If we do not succeed in these efforts, our market share growth may slow, which could have a material impact on our results of operations.

•
Our proprietary brands, packaging designs, and manufacturing methods are essential to the value of our business, and the inability to protect these could harm the value of our brands and adversely affect our sales and profitability.

The success of our business depends significantly on our brands, know-how, and other intellectual property. We rely on a combination of trademarks, service marks, trade secrets, patents, copyrights, and similar rights to protect our intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to maintain and increase brand awareness and further develop our brands. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business. From time to time, we are engaged in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention.
In particular, we consider our proprietary coffee roasting methods essential to the consistent flavor and richness of our coffee products and, therefore, essential to our coffee brands. Because many of the roasting methods we use are not protected by patents, it may be difficult for us to prevent competitors from copying our roasting methods if such methods become known. We also believe that our packaging innovations, such as our AromaSeal™ canisters, are important to the coffee business’ marketing and operational efforts. If our competitors copy our roasting or packaging methods or develop more advanced roasting or packaging methods, the value of our coffee brands may be diminished, and we could lose customers to our competitors.

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
We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, grains, peanuts, edible oils, protein meals, sweeteners, and fruit. In addition, we and our business partners utilize significant quantities of plastic, glass, and cardboard to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, weather, natural disasters, foreign currency fluctuations, investor speculation, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. In addition, we compete for certain raw materials, notably corn and soy-based agricultural products, with the biofuels industry, which has resulted in increased prices for these raw materials. Additionally, farm acreage currently devoted to other agricultural products we purchase may be utilized for biofuels crops resulting in higher cost for the other agricultural products we utilize. Although we use basis, futures, and options contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in our raw material and energy costs.
Due to the significance of green coffee to our coffee business, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, significant increases or decreases in the cost of green coffee could have an adverse impact on our profitability, as compared to that of our competitors. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse effect on our business, financial condition, and results of operations.

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

•	Certain of our products are produced at single manufacturing sites.
We have consolidated our production capacity for certain products, including substantially all of our coffee, Milk-Bone dog snacks, fruit spreads, toppings, syrups, and Uncrustables frozen sandwiches, into single manufacturing sites. We could experience a production disruption at these or any of our manufacturing sites resulting in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, our business, financial condition, and results of operations could be adversely affected.

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
As of April 30, 2017, 27 percent of our employees, located at 11 manufacturing facilities, are covered by collective bargaining agreements. These contracts vary in term depending on location, with five contracts expiring in 2018, representing 8 percent of our total employees. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.

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
The food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. Our operations could be impacted by both genuine and fictitious claims regarding our products as well as our competitors’ products. In the event of product contamination or tampering, we may need to recall some of our products. A widespread product recall could result in significant loss due to the cost of conducting a product recall, including destruction of inventory and the loss of sales resulting from the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or a product liability judgment, involving either us or our competitors, could also result in a loss of consumer confidence in our food products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.

•	Changes in our relationships with significant customers, including the loss of our largest customer, could adversely affect our results of operations.
Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to 30 percent of net sales in 2017. These sales are primarily included in the U.S. retail market segments. Trade receivables at April 30, 2017, included amounts due from Wal-Mart Stores, Inc. and subsidiaries of $138.2 million, or 32 percent of the total trade receivables balance. During 2017, our top 10 customers, collectively, accounted for approximately 70 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.

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
We are the branded market leader in several categories both in the U.S. and Canada. We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly as a result of a number of factors, such as if we fail to preserve the quality of our products, if we are perceived to act in an irresponsible manner, if the Company or our brands otherwise receive negative publicity, if our brands fail to deliver a consistently positive consumer experience, or if our products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If our brand values are diminished, our revenues and operating results could be materially adversely affected. In addition, anything that harms the Pillsbury, Dunkin’ Donuts, Carnation, Sweet‘N Low, or Sugar In The Raw brands could adversely affect the success of our exclusive licensing agreements with the owners of these brands.

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

Our stated strategic vision is to own and market a portfolio of food and beverage brands that combines number one and leading brands with emerging, on-trend brands to drive balanced, long-term growth, primarily in North America. We have historically made strategic acquisitions of brands and businesses and intend to do so in the future in support of this strategy. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, including the effective management of integration and related restructuring costs, we could fail to achieve the anticipated synergies and cost savings, or the expected increases in revenues and operating results, either of which could have a material adverse effect on our financial results. In addition, we have made strategic divestitures of brands and businesses and we may do so in the future. If we are unable to complete divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted.

•	We may not realize the benefits we expect from our cost reduction initiatives.
As part of our organization optimization and cost management programs, we are pursuing a number of initiatives to reduce costs and increase effectiveness. We may not realize all or part of the anticipated cost savings or other benefits from such initiatives. Other events and circumstances, such as financial or strategic difficulties, delays, or unexpected costs, may also adversely impact our ability to realize all or part of the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated cost savings, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation will require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization's attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Any failure to implement our cost reduction initiatives in accordance with our plans could adversely affect our business and financial results.

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

•
Our substantial debt obligations could restrict our operations and financial condition. Additionally, our ability to generate cash to make payments on our indebtedness depends on many factors beyond our control.

As of April 30, 2017, we had approximately $5.4 billion of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:

•	making it more difficult for us to satisfy our financial obligations;

•	increasing our vulnerability to adverse economic, regulatory, and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, and general corporate or other purposes; and

•	exposing us to greater interest rate risk, including the risk to variable borrowings of a rate increase and the risk to fixed borrowings of a rate decrease.
Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate future cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness when scheduled payments are due or to fund other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require make-whole payments and compliance with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing would depend on, among other things, our financial condition at the time, restriction in the agreements governing our indebtedness, and the condition of the financial markets and the industry in which we operate. As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we may have to seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects. Our failure to comply with the terms of any existing or future indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

•	A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.
A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually and more often if indicators of impairment exist. At April 30, 2017, the carrying value of goodwill and other intangible assets totaled $12.2 billion, compared to total assets of $15.6 billion and total shareholders’ equity of $6.9 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired and this would result in a noncash charge to earnings, which could be material. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
As a result of the Big Heart acquisition in 2015, we recognized $3.0 billion of goodwill and$1.5 billion of indefinite-lived intangible assets based on their estimated fair values on the acquisition date. Being recently acquired, these assets have been more susceptible to impairment. During 2017, we performed several impairment analyses on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment due to reduced financial projections for the business and changes to other assumptions, most notably an increase in the weighted-average cost of capital used to discount estimates of future cash flows. As a result, impairment charges of $128.5 were recognized in 2017 related to certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment. No impairment charges were recognized on the goodwill of the Pet Foods reporting unit as a result of the analyses. Further changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, a change to other assumptions, or the failure of any of our reporting units to achieve its anticipated synergies related to the Big Heart acquisition could result in additional impairment losses in the future, which could be more significant.

•
Changes in tax, environmental, or other regulations and laws, or their application, or failure to comply with existing licensing, trade, and other regulations and laws could have a material adverse effect on our financial condition.

Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S. as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, packaging, labeling, and distribution of food products are each subject to governmental regulation that is increasingly extensive, encompassing such matters as ingredients (including whether a product contains genetically modified ingredients), packaging, advertising, relations with distributors and retailers, health, safety, and the environment. Additionally, we are routinely subject to new or modified tax and securities regulations, other laws and regulations, and accounting and reporting standards.
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
Complying with new regulations and laws, or changes to existing regulations and laws, or their application could increase our production costs or adversely affect our sales of certain products. In addition, our failure or inability to comply with applicable regulations and laws could subject us to civil remedies, including fines, injunctions, recalls or seizures, and potential criminal sanctions, which could have a material adverse effect on our business and financial condition.

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
There is significant political and scientific concern that emissions of carbon dioxide and other greenhouse gases may alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The emission of such greenhouse gases may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, grains, peanuts, edible oils, protein meals, sweeteners, and fruit. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2. Properties.
The table below lists all of our manufacturing and processing facilities at April 30, 2017. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. For instance, in addition to the facilities listed below, we purchased land in Longmont, Colorado, and plans are in place to construct a second Smucker's Uncrustables frozen sandwich facility there. We believe that the capacity at our existing facilities, combined with the additional capacity at the Longmont facility, will be sufficient to sustain current operations and the anticipated near-term growth of our businesses.
We own all of the properties listed below, except as noted. Additionally, our principal distribution centers in the U.S. include three that we own and six that we lease. We also lease our principal distribution center in Canada. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We lease eight sales and administrative offices in the U.S., and one each in China, Canada, and Mexico. Our corporate headquarters is located in Orrville, Ohio, and our Canadian headquarters is located in Markham, Ontario. We lease the principal headquarters of our pet food business located in San Francisco, California, as well as additional administrative facilities dedicated to that business in Burbank, California.

Locations	Products Produced/Processed/Stored	Primary Reportable Segment/Business Area
Bloomsburg, Pennsylvania	Wet dog and cat food and dry dog and cat food	U.S. Retail Pet Foods
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Chico, California	Fruit and vegetable juices and beverages and grain products	U.S. Retail Consumer Foods
Cincinnati, Ohio	Shortening and oils	U.S. Retail Consumer Foods
Decatur, Alabama	Dry dog and cat food	U.S. Retail Pet Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Harahan, Louisiana (A)	Coffee	International and Foodservice
Havre de Grace, Maryland	Fruit and vegetable juices and beverages	U.S. Retail Consumer Foods
Lawrence, Kansas	Dry dog food	U.S. Retail Pet Foods
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Consumer Foods
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (four facilities) (B)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Ripon, Wisconsin	Fruit spreads, toppings, syrups, and condiments	U.S. Retail Consumer Foods
Scottsville, Kentucky	Frozen sandwiches	U.S. Retail Consumer Foods
Seattle, Washington (B)	Nut mix products	U.S. Retail Consumer Foods
Sherbrooke, Quebec	Canned milk	International and Foodservice
Suffolk, Virginia	Coffee	International and Foodservice
Toledo, Ohio	Baking mixes, frostings, and flour	U.S. Retail Consumer Foods
Topeka, Kansas	Dry dog and cat food and dog and cat snacks	U.S. Retail Pet Foods

(A)
Our Harahan location is expected to close during 2018 as a result of our plan to consolidate production into one of our existing facilities in New Orleans, as described in our 2017 Annual Report to Shareholders under “Note 3: Integration and Restructuring Costs.”

(B)	We lease our coffee silo facility in New Orleans and our facilities in Seattle.

Item 3.     Legal Proceedings.
We are a defendant in a variety of legal proceedings. While we cannot predict with certainty the ultimate results of these proceedings, we do not believe that the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Item 4.     Mine Safety Disclosures.
Not applicable.
Executive Officers of the Registrant.
The names, ages as of June 15, 2017, and current positions of the executive officers are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

Name	Age	Years with Company	Position	Served as an Officer Since
Richard K. Smucker	69	44	Executive Chairman (A)	1974
Mark T. Smucker	47	19	President and Chief Executive Officer (B)	2001
Mark R. Belgya	56	32	Vice Chair and Chief Financial Officer (C)	1997
Barry C. Dunaway	54	30	President, Pet Food and Pet Snacks (D)	2001
Jeannette L. Knudsen	47	14	Senior Vice President, General Counsel and Secretary (E)	2009
David J. Lemmon	49	23	President, Canada and International (F)	2012
Steven Oakland	56	34	Vice Chair and President, U.S. Food and Beverage (G)	1999
Jill R. Penrose	44	13	Senior Vice President, Human Resources and Corporate Communications (H)	2014

(A)	Mr. Richard Smucker was elected to his present position in May 2016, having served as Chief Executive Officer since August 2011.

(B)
Mr. Mark Smucker was elected to his present position in May 2016, having served as President and President, Consumer and Natural Foods since April 2015. Prior to that time, he served as President, U.S. Retail Coffee since May 2011.

(C)	Mr. Belgya was elected to his present position in May 2016, having served as Senior Vice President and Chief Financial Officer since October 2009.

(D)
Mr. Dunaway was elected to his present position in March 2016, having served as President, International and Chief Administrative Officer since April 2015. Prior to that time, he served as Senior Vice President and Chief Administrative Officer since May 2011.

(E)	Ms. Knudsen was elected to her present position in May 2016, having served as Vice President, General Counsel and Corporate Secretary since August 2010.

(F)
Mr. Lemmon was elected to his present position in May 2016, having served as Vice President and Managing Director, Canada and International since April 2015. Prior to that time, he served as Vice President and Managing Director, Canada since May 2012.

(G)
Mr. Oakland was elected to his present position in May 2016, having served as President, Coffee and Foodservice since April 2015. Prior to that time, he served as President, International, Foodservice, and Natural Foods since May 2011.

(H)
Ms. Penrose was elected to her present position in May 2016, having served as Vice President, Human Resources since June 2014. Prior to that time, she served as Vice President, Strategy and Organization Development since April 2010.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) The information pertaining to the market for our common shares and other related shareholder information is incorporated herein by reference to the information set forth in our 2017 Annual Report to Shareholders under the captions “Stock Price Data” and “Comparison of Five-Year Cumulative Total Shareholder Return.”
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2017 - February 28, 2017	354,703	$141.71	354,539	6,232,059
March 1, 2017 - March 31, 2017	2,647,413	139.06	2,645,461	3,586,598
April 1, 2017 - April 30, 2017	3,438	126.83	—	3,586,598
Total	3,005,554	$139.36	3,000,000	3,586,598
Information set forth in the table above represents the activity in our fourth fiscal quarter.

(a)	This column includes shares repurchased as part of publicly announced plans as well as shares repurchased from stock plan recipients in lieu of cash payments.
(c) During the fourth quarter, we repurchased 3,000,000 common shares under the 10b5-1 trading plan entered into on February 22, 2017.
(d) As of April 30, 2017, there were 3,586,598 common shares remaining available for future repurchase pursuant to our Board of Directors' authorizations.
Item 6.        Selected Financial Data.
Five-year summaries of our selected financial data and discussions of items which materially affect the comparability of the selected financial data are incorporated herein by reference to the information set forth in our 2017 Annual Report to Shareholders under the following captions: “Five-Year Summary of Selected Financial Data,” “Management’s Discussion and Analysis,” “Note 1: Accounting Policies,” “Note 2: Acquisition,” and “Note 3: Integration and Restructuring Costs.”
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources and critical accounting estimates and policies, is incorporated herein by reference to the information set forth in our 2017 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis.”
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are incorporated herein by reference to the information set forth in our 2017 Annual Report to Shareholders under the caption “Derivative Financial Instruments and Market Risk.”

Item 8.        Financial Statements and Supplementary Data.
Consolidated financial statements at April 30, 2017 and 2016, and for each of the years in the three-year period ended April 30, 2017, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are incorporated herein by reference to the information set forth in our 2017 Annual Report to Shareholders under the caption “Summary of Quarterly Results of Operations” and beginning with “Report of Management on Internal Control Over Financial Reporting” through “Note 18: Subsequent Event.”
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2017 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are set forth in our 2017 Annual Report to Shareholders under the headings “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” which reports are incorporated herein by reference.
Item 9B.    Other Information.
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance.
The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2017. Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
The Board of Directors has adopted a Code of Business Conduct and Ethics, last revised February 2015, which applies to our directors, principal executive officer, and principal financial and accounting officer. The Board of Directors has adopted charters for each of the Audit, Executive Compensation, and Nominating and Corporate Governance committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on our website (jmsmucker.com/investor-relations/smuckers-corporate-governance).
Item 11.        Executive Compensation.
The information required by this Item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2017.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2017.
Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the information set forth under the captions “Corporate Governance” and “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2017.
Item 14.        Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2017.

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
See the Index of Exhibits beginning on page 22 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2017	The J. M. Smucker Company
/s/ Mark R. Belgya
	By:	Mark R. Belgya
Vice Chair and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Mark T. Smucker	President and Chief Executive Officer and Director (Principal Executive Officer)	June 19, 2017
/s/ Mark R. Belgya
Mark R. Belgya	Vice Chair and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 19, 2017
*
Timothy P. Smucker	Chairman Emeritus	June 19, 2017
*
Richard K. Smucker	Executive Chairman	June 19, 2017
*
Kathryn W. Dindo	Director	June 19, 2017
*
Paul J. Dolan	Director	June 19, 2017
*
Jay L. Henderson	Director	June 19, 2017
*
Nancy Lopez Knight	Director	June 19, 2017
*
Elizabeth Valk Long	Director	June 19, 2017
*
Gary A. Oatey	Director	June 19, 2017
*
Sandra Pianalto	Director	June 19, 2017
*
Alex Shumate	Director	June 19, 2017

*
The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 19, 2017		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of February 3, 2015, by and among Blue Acquisition Group, Inc., the Company, SPF Holdings I, Inc., SPF Holdings II, LLC, and, for the limited purposes set forth therein, Blue Holdings I, L.P.		8-K	2.1	2/4/2015
2.2	Purchase Agreement dated as of October 9, 2013, among Del Monte Corporation, Del Monte Foods Consumer Products, Inc., and, for the limited purposes set forth therein, Del Monte Pacific Limited		10-Q (A)	10.3	12/9/2013
3.1	Amended Articles of Incorporation of The J. M. Smucker Company		10-Q	3.1	8/28/2013
3.2	Amended Regulations of The J. M. Smucker Company		8-K	3.1	6/15/2017
3.3	Articles of Organization of J.M. Smucker LLC		S-4	3.3	6/30/2015
3.4	Third Amended and Restated Operating Agreement of J.M. Smucker LLC		S-4	3.4	6/30/2015
3.5	Certificate of Incorporation of The Folgers Coffee Company		S-4	3.5	6/30/2015
3.6	Bylaws of The Folgers Coffee Company		S-4	3.6	6/30/2015
4.1	Rights Agreement, dated as of May 20, 2009, by and between the Company and Computershare Trust Company, N.A., as rights agent		8-A	4.1	5/21/2009
4.2	Amendment No. 1, dated as of February 3, 2015, to the Rights Agreement, dated as of May 20, 2009, between the Company and Computershare Trust Company, N.A., as rights agent		8-K	4.1	2/4/2015
4.3	Amendment No. 2, dated as of October 24, 2016, to the Rights Agreement, dated as of May 20, 2009, by and between the Company and Computershare Trust Company, N.A., as rights agent		8-K	4.1	10/24/2016
4.4	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association		8-K	4.1	10/18/2011
4.5	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the guarantors party thereto, and U.S. Bank National Association		8-K	4.2	10/18/2011
4.6	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among the administrative agents and other parties identified therein		S-3	4.7	10/13/2011
4.7	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee		8-K	4.1	3/23/2015
4.8	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee		8-K	4.2	3/23/2015
10.1	Nonemployee Director Stock Plan dated January 1, 1997*		10-K	10(e)	7/23/1997
10.2	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*		10-Q	10.3	2/24/2017
10.3	Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of December 31, 2010*		10-Q	10.2	3/11/2011
10.4	Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of December 31, 2010*		10-Q	10.3	3/11/2011
10.5	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of April 25, 2011*		8-K	10.1	4/25/2011

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
10.6	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of April 25, 2011*		8-K	10.2	4/25/2011
10.7	The J. M. Smucker Company Voluntary Deferred Compensation Plan, amended and restated as of December 1, 2012*		10-Q	10.3	3/1/2013
10.8	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006*		8-K	10.1	8/21/2006
10.9	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*		8-K	10.1	8/20/2010
10.10	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*	X
10.11	Omnibus Amendment to Restricted Stock Agreements for Folgers Employees, dated as of November 4, 2010*		10-Q	10.1	3/11/2011
10.12	Form of Restricted Stock Agreement*		8-K	10.1	4/20/2012
10.13	Form of Deferred Stock Units Agreement*		8-K	10.2	4/20/2012
10.14	Form of Restricted Stock Agreement*		10-K	10.26	6/21/2013
10.15	Form of Deferred Stock Units Agreement*		10-K	10.27	6/21/2013
10.16	Form of Special One-Time Grant of Restricted Stock Agreement*		10-K	10.28	6/21/2013
10.17	Form of Restricted Stock Agreement*		10-Q	10.1	9/2/2015
10.18	Form of Special One-Time Grant of Restricted Stock Agreement*		10-Q	10.1	11/22/2016
10.19	Form of Special One-Time Grant of Deferred Stock Units Agreement*		10-Q	10.2	11/22/2016
10.20	Form of Restricted Stock Agreement*	X
10.21	Form of Deferred Stock Units Agreement*	X
10.22	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007)*		10-Q	10.5	3/10/2009
10.23	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014)*		10-Q	10.2	11/27/2013
10.24	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, restated effective as of May 1, 2015*		10-K	10.23	6/25/2015
10.25	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*		10-Q	10.2	2/24/2017
10.26	The J. M. Smucker Company Restoration Plan, amended and restated effective as of January 1, 2013*		10-K	10.24	6/25/2015
10.27	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015*		10-K	10.25	6/25/2015
10.28	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*		10-Q	10.1	2/24/2017
10.29	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (one-year vesting)*		8-K	10.2	3/23/2015
10.30	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (three-year vesting)*		8-K	10.3	3/23/2015
10.31	Form of Change in Control Severance Agreement between the Company and the Officer party thereto*		8-K	10.5	3/23/2015
10.32	Form of Indemnity Agreement between the Company and the Officer party thereto*		8-K	10.1	8/16/2016

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference from Form	Exhibit	Filing Date
10.33	The J. M. Smucker Company 1998 Equity and Performance Incentive Plan (as amended and restated effective as of June 6, 2005)*		8-K	10.1	6/9/2005
10.34	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation		8-K (B)	2.1	11/28/2001
10.35	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation		10-Q (B)	10.2	1/14/2002
10.36	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation		10-K (B)	10.29	5/12/2003
10.37	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation		8-K (B)	2.2	11/28/2001
10.38	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc.		8-K (B)	10.1	1/28/2003
10.39	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and the Company, dated November 6, 2008		10-Q	10.20	12/9/2008
10.40	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008		10-Q	10.21	12/9/2008
10.41	Third Amended and Restated Credit Agreement, dated as of September 6, 2013, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders and guarantors party thereto, and Bank of Montreal, as administrative agent		8-K	10.1	9/10/2013
10.42	Amendment No. 1, dated as of February 23, 2015, to the Third Amended and Restated Credit Agreement dated as of September 6, 2013, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders and guarantors party thereto, and Bank of Montreal, as administrative agent		8-K	10.1	2/24/2015
10.43	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto		10-Q	10.1	8/27/2014
10.44	Term Loan Credit Agreement, dated as of March 2, 2015, among the Company, as borrower, the lenders and guarantors party thereto, and Bank of America, N.A., as administrative agent		8-K	10.1	3/3/2015
12.1	Computation of Ratio of Earnings to Fixed Charges	X
13
Excerpts from our 2017 Annual Report to Shareholders. Such Annual Report, except those portions thereof that are expressly incorporated herein by reference, is furnished for the information of the Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K
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
(A) Identifies an exhibit filed under Del Monte Corp. (Commission File No. 333-107830-05).
(B) Identifies exhibits filed under International Multifoods Corp. (Commission File No. 001-6699).

THE J. M. SMUCKER COMPANY
ANNUAL REPORT ON FORM 10-K
INDEX TO FINANCIAL STATEMENTS

Annual Report to Shareholders
Data incorporated by reference to the 2017 Annual Report to Shareholders of The J. M. Smucker Company:

Report of Management on Internal Control Over Financial Reporting	37
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	38
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	39
Consolidated Balance Sheets at April 30, 2017 and 2016	42-43
For the years ended April 30, 2017, 2016, and 2015:
Statements of Consolidated Income	41
Statements of Consolidated Comprehensive Income	41
Statements of Consolidated Cash Flows	44
Statements of Consolidated Shareholders’ Equity	45
Notes to Consolidated Financial Statements	46-77
Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or the notes thereto.

F-1