Form 10-Q
period 2017-07-31
J M SMUCKER Co
filed 2017-08-31
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 113,584,620 common shares outstanding on August 24, 2017.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2017	2016
Net sales	$1,748.9	$1,815.8
Cost of products sold	1,086.8	1,093.1
Gross Profit	662.1	722.7
Selling, distribution, and administrative expenses	350.2	356.0
Amortization	51.5	51.7
Other special project costs (A)	27.1	22.2
Other operating expense (income) – net	(0.5)	(1.0)
Operating Income	233.8	293.8
Interest expense – net	(42.0)	(41.5)
Other income (expense) – net	(2.8)	1.1
Income Before Income Taxes	189.0	253.4
Income taxes	62.2	83.4
Net Income	$126.8	$170.0
Earnings per common share:
Net Income	$1.12	$1.46
Net Income – Assuming Dilution	$1.12	$1.46
Dividends Declared per Common Share	$0.78	$0.75

(A)	Other special project costs includes integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2017	2016
Net income	$126.8	$170.0
Other comprehensive income (loss):
Foreign currency translation adjustments	35.0	(15.0)
Cash flow hedging derivative activity, net of tax	1.6	0.1
Pension and other postretirement benefit plans activity, net of tax	(0.2)	17.2
Available-for-sale securities activity, net of tax	0.3	0.2
Total Other Comprehensive Income (Loss)	36.7	2.5
Comprehensive Income	$163.5	$172.5
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2017	April 30, 2017
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$183.2	$166.8
Trade receivables, less allowance for doubtful accounts	433.7	438.7
Inventories:
Finished products	640.2	562.4
Raw materials	341.1	343.3
Total Inventory	981.3	905.7
Other current assets	93.9	130.6
Total Current Assets	1,692.1	1,641.8
Property, Plant, and Equipment
Land and land improvements	121.3	115.6
Buildings and fixtures	791.2	766.2
Machinery and equipment	2,001.4	1,983.0
Construction in progress	98.7	116.9
Gross Property, Plant, and Equipment	3,012.6	2,981.7
Accumulated depreciation	(1,416.9)	(1,364.2)
Total Property, Plant, and Equipment	1,595.7	1,617.5
Other Noncurrent Assets
Goodwill	6,092.1	6,077.1
Other intangible assets – net	6,104.3	6,149.9
Other noncurrent assets	157.4	153.4
Total Other Noncurrent Assets	12,353.8	12,380.4
Total Assets	$15,641.6	$15,639.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$477.6	$477.2
Accrued trade marketing and merchandising	162.4	106.0
Current portion of long-term debt	499.3	499.0
Short-term borrowings	283.9	454.0
Other current liabilities	327.7	296.4
Total Current Liabilities	1,750.9	1,832.6
Noncurrent Liabilities
Long-term debt, less current portion	4,444.8	4,445.5
Deferred income taxes	2,170.1	2,167.0
Other noncurrent liabilities	343.9	344.4
Total Noncurrent Liabilities	6,958.8	6,956.9
Total Liabilities	8,709.7	8,789.5
Shareholders’ Equity
Common shares	28.4	28.4
Additional capital	5,732.4	5,724.7
Retained income	1,277.8	1,240.5
Accumulated other comprehensive income (loss)	(106.7)	(143.4)
Total Shareholders’ Equity	6,931.9	6,850.2
Total Liabilities and Shareholders’ Equity	$15,641.6	$15,639.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2017	2016
Operating Activities
Net income	$126.8	$170.0
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	54.5	54.0
Amortization	51.5	51.7
Share-based compensation expense	6.6	8.1
Other noncash adjustments	0.8	0.7
Defined benefit pension contributions	(0.8)	(0.8)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	7.3	(74.3)
Inventories	(71.2)	(117.3)
Other current assets	4.3	20.1
Accounts payable	35.3	18.2
Accrued liabilities	52.5	34.7
Income and other taxes	35.9	45.1
Other – net	0.8	28.7
Net Cash Provided by (Used for) Operating Activities	304.3	238.9
Investing Activities
Additions to property, plant, and equipment	(69.6)	(50.2)
Other – net	31.5	(12.3)
Net Cash Provided by (Used for) Investing Activities	(38.1)	(62.5)
Financing Activities
Short-term borrowings (repayments) – net	(170.1)	22.0
Repayments of long-term debt	—	(100.0)
Quarterly dividends paid	(84.9)	(77.8)
Purchase of treasury shares	(6.6)	(18.1)
Other – net	1.5	0.7
Net Cash Provided by (Used for) Financing Activities	(260.1)	(173.2)
Effect of exchange rate changes on cash	10.3	(3.4)
Net increase (decrease) in cash and cash equivalents	16.4	(0.2)
Cash and cash equivalents at beginning of period	166.8	109.8
Cash and Cash Equivalents at End of Period	$183.2	$109.6
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, unless otherwise noted, except per share data)
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
Operating results for the three months ended July 31, 2017, are not necessarily indicative of the results that may be expected for the year ending April 30, 2018. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2017.
Note 2: Recently Issued Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of the net periodic pension cost to be presented separately from the other components of the net periodic pension cost in the income statement. Additionally, only the service cost component of the net periodic pension cost is eligible for capitalization. ASU 2017-07 will be effective for us on May 1, 2019, with the option to early adopt at any time prior to the effective date, and will require adoption on a retrospective basis. We do not anticipate that the adoption of this ASU will have a material impact on our financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test and requires an impairment charge to be recorded based on the excess of a reporting unit's carrying value over its fair value. ASU 2017-04 will be effective for us on May 1, 2020, with the option to early adopt for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017, and will require adoption on a prospective basis.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than deferring such recognition until the asset is sold to an outside party. ASU 2016-16 is effective for us on May 1, 2018, and it will require adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not anticipate that the adoption of this ASU will have a material impact on our financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us on May 1, 2018, and it will require adoption on a retrospective basis. We do not anticipate that the adoption of this ASU will have a material impact on the presentation of our financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. ASU 2016-02 will be effective for us on May 1, 2019, with the option to early adopt at any time prior to the effective date, and will require a modified retrospective application for leases existing at, or entered into after, the beginning of the earliest comparative period presented and will exclude any leases that expired before the date of initial application. We are currently evaluating the impact the application of ASU 2016-02 will have on our financial statements and disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which extends the standard effective date by one year. As a result of this issuance, the standard will be effective for us on May 1, 2018. We have performed a detailed review of the new guidance as compared to our current accounting policies, and a review of customer contracts is nearly complete. To date, we have not identified any accounting changes that would materially impact our results of operations or financial position. During the first half of 2018, we plan to finalize our review and determine our method of adoption.
Note 3: Acquisition
On May 30, 2017, we announced a definitive agreement to acquire the Wesson® oil brand from Conagra Brands, Inc. (“Conagra”). The all-cash transaction, which is expected to be funded primarily with debt, is valued at approximately $285.0, subject to a post-closing working capital adjustment. We anticipate the addition of the Wesson brand will add annual net sales of approximately $230.0.
Following the close of the transaction, Conagra will continue to manufacture products sold under the Wesson brand and provide certain other transition services for up to one year. After the transition period, we expect to consolidate Wesson production into our existing oils manufacturing facility in Cincinnati, Ohio. The closing of the transaction is subject to the fulfillment of customary closing conditions, including receipt of regulatory approvals.
Note 4: Integration and Restructuring Costs
Integration and restructuring costs primarily consist of employee-related costs, outside service and consulting costs, and other costs related to certain acquisition or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees, and relocation costs are expensed as incurred. Other costs include professional fees, information systems costs, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. These one-time costs are not allocated to segment profit, and the majority of these costs are reported in other special project costs in the Condensed Statements of Consolidated Income. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Integration Costs: Total one-time costs related to the acquisition of Big Heart Pet Brands (“Big Heart”) at the end of 2015 are anticipated to be approximately $290.0, and will be incurred through 2018. Of the total anticipated one-time costs, we expect to incur $105.0, $115.0, and $70.0 in employee-related costs, outside service and consulting costs, and other costs, respectively.
The following table summarizes our one-time costs incurred in relation to the Big Heart acquisition.

	Three Months Ended July 31,		Total Costs Incurred to Date at July 31, 2017
	2017	2016
Employee-related costs	$3.7	$6.9	$85.8
Outside service and consulting costs	5.8	6.1	111.8
Other costs	1.6	7.2	58.8
Total one-time costs	$11.1	$20.2	$256.4
Noncash charges of $1.3 and $5.6 were included in the one-time costs incurred during the three months ended July 31, 2017 and 2016, respectively, and primarily consisted of share-based compensation and accelerated depreciation. Noncash charges included in total one-time costs incurred to date were $29.1. The obligation related to severance costs and retention bonuses was $2.0 and $5.3 at July 31, 2017 and April 30, 2017, respectively.
Restructuring Costs: An organization optimization program was approved by the Board of Directors during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization, which we expect to achieve by the end of 2018. Related projects include an organizational redesign and the optimization of our manufacturing footprint. During the third quarter of 2017, we exited two leased facilities in Livermore, California, and consolidated all ancient grains and pasta production into our facility in Chico, California. Additionally, we will consolidate all coffee production at our Harahan, Louisiana, facility into one of our facilities in New Orleans, Louisiana, by December 31, 2017. Upon completion of these initiatives, the organization optimization program will result in total headcount reductions of approximately 275 full-time positions, of which approximately 80 percent were reduced as of July 31, 2017.
Upon completion of this program in 2018, total restructuring costs are expected to be approximately $45.0, of which the majority represents employee-related costs, while the remainder primarily consists of site preparation, equipment relocation, and production start-up costs at the impacted facilities.

The following table summarizes our one-time costs incurred in relation to the organization optimization program.

	Three Months Ended July 31,		Total Costs Incurred to Date at July 31, 2017
	2017	2016
Employee-related costs	$10.4	$4.0	$24.1
Outside service and consulting costs	0.1	1.1	1.9
Other costs	6.2	0.9	10.6
Total one-time costs	$16.7	$6.0	$36.6
Noncash charges of $6.1 and $0.9 were included in the one-time costs incurred during the three months ended July 31, 2017 and 2016, respectively, and primarily consisted of accelerated depreciation. Noncash charges included in total one-time costs incurred to date were $8.2. The obligation related to severance costs and retention bonuses was $5.4 and $3.3 at July 31, 2017 and April 30, 2017, respectively.
Note 5: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and U.S. Retail Pet Foods. Within our segment results, International and Away From Home, previously referred to as International and Foodservice, represents a combination of the strategic business areas not included in the U.S. retail market segments. The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’ Donuts®, and Café Bustelo® branded coffee; the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Jif®, Smucker’s®, Crisco®, and Pillsbury® branded products; and the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix®, Milk-Bone®, Natural Balance®, Kibbles ’n Bits®, 9Lives®, Pup-Peroni®, and Nature’s Recipe® branded products. International and Away From Home is comprised of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below as segment profit excludes certain expenses such as corporate administrative expenses, amortization expense and impairment charges related to intangible assets, integration and restructuring costs, as well as unallocated gains and losses on commodity and foreign currency exchange derivative activities.
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

	Three Months Ended July 31,
	2017	2016
Net sales:
U.S. Retail Coffee	$480.8	$513.3
U.S. Retail Consumer Foods	492.4	537.0
U.S. Retail Pet Foods	521.7	519.5
International and Away From Home	254.0	246.0
Total net sales	$1,748.9	$1,815.8
Segment profit:
U.S. Retail Coffee	$123.8	$173.8
U.S. Retail Consumer Foods	110.9	111.4
U.S. Retail Pet Foods	98.3	122.2
International and Away From Home	38.3	39.5
Total segment profit	$371.3	$446.9
Amortization	(51.5)	(51.7)
Interest expense – net	(42.0)	(41.5)
Unallocated derivative gains (losses)	12.6	7.7
Cost of products sold – special project costs (A)	(0.7)	(4.0)
Other special project costs (A)	(27.1)	(22.2)
Corporate administrative expenses	(70.8)	(82.9)
Other income (expense) – net	(2.8)	1.1
Income before income taxes	$189.0	$253.4

(A)	Special project costs includes integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.
Note 6: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended July 31,
	2017	2016
Net income	$126.8	$170.0
Less: Net income allocated to participating securities	0.6	0.8
Net income allocated to common stockholders	$126.2	$169.2
Weighted-average common shares outstanding	112.9	115.8
Add: Dilutive effect of stock options	0.1	0.1
Weighted-average common shares outstanding – assuming dilution	113.0	115.9
Net income per common share	$1.12	$1.46
Net income per common share – assuming dilution	$1.12	$1.46

Note 7: Debt and Financing Arrangements
Long-term debt consists of the following:

	July 31, 2017		April 30, 2017
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
1.75% Senior Notes due March 15, 2018	$500.0	$499.3	$500.0	$499.0
2.50% Senior Notes due March 15, 2020	500.0	496.9	500.0	496.6
3.50% Senior Notes due October 15, 2021	750.0	780.8	750.0	782.6
3.00% Senior Notes due March 15, 2022	400.0	396.8	400.0	396.6
3.50% Senior Notes due March 15, 2025	1,000.0	993.8	1,000.0	993.6
4.25% Senior Notes due March 15, 2035	650.0	642.8	650.0	642.6
4.38% Senior Notes due March 15, 2045	600.0	585.0	600.0	584.9
Term Loan Credit Agreement due March 23, 2020	550.0	548.7	550.0	548.6
Total long-term debt	$4,950.0	$4,944.1	$4,950.0	$4,944.5
Current portion of long-term debt	500.0	499.3	500.0	499.0
Total long-term debt, less current portion	$4,450.0	$4,444.8	$4,450.0	$4,445.5

(A)
Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of terminated interest rate swaps, offering discounts, and capitalized debt issuance costs.

In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract is designated as a cash flow hedge, and as a result, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. At July 31, 2017, an unrealized gain of $2.5 was deferred in accumulated other comprehensive income (loss) for this derivative instrument. For additional information, see Note 9: Derivative Financial Instruments.
In March 2015, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.8 billion. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The weighted-average interest rate on the Term Loan at July 31, 2017, was 2.48 percent. The Term Loan requires quarterly amortization payments of 2.50 percent of the original principal amount. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required quarterly minimum payment obligations in direct order of maturity. As of July 31, 2017, we have prepaid $1.2 billion on the Term Loan to date. No payments were made in the first quarter of 2018, and no additional payments are required until final maturity of the loan agreement on March 23, 2020.
Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the acquisition, and prepay our privately placed Senior Notes.
All of our Senior Notes outstanding at July 31, 2017, are unsecured and fully and unconditionally guaranteed, as further described in Note 15: Guarantor and Non-Guarantor Financial Information. Interest is paid semiannually and there are no required scheduled principal payments on our Senior Notes. We may prepay at any time all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
During 2014, we entered into an interest rate swap designated as a fair value hedge of the 3.50 percent Senior Notes due October 15, 2021, which was subsequently terminated in 2015. At July 31, 2017, the remaining benefit of $34.4 was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. For additional information, see Note 9: Derivative Financial Instruments.
We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Borrowings under the revolving credit facility bear interest based on the prevailing U.S. Prime Rate, Canadian Base Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at July 31, 2017 and April 30, 2017.

We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2017 and April 30, 2017, we had $283.9 and $454.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 1.42 percent and 1.15 percent, respectively.
Interest paid totaled $4.6 and $3.6 for the three months ended July 31, 2017 and 2016, respectively. This differs from interest expense due to the timing of payments, effect of interest rate contracts, amortization of debt issuance costs, and capitalized interest.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 8: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Service cost	$1.7	$4.1	$0.5	$0.6
Interest cost	5.4	6.7	0.5	0.7
Expected return on plan assets	(7.2)	(7.3)	—	—
Amortization of net actuarial loss (gain)	2.9	3.7	(0.1)	—
Amortization of prior service cost (credit)	0.2	0.3	(0.3)	(0.4)
Settlement loss	—	0.1	—	—
Net periodic benefit cost	$3.0	$7.6	$0.6	$0.9

As of April 30, 2017, we changed the approach utilized to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. As of April 30, 2017, we utilized a spot rate approach for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. This approach does not affect the measurement of the total benefit obligations, and has been accounted for as a change in estimate that is effected by a change in accounting principle. As such, we accounted for this change in methodology on a prospective basis beginning May 1, 2017. Service and interest costs on the obligation are expected to be $4.3 lower in 2018, primarily related to the defined benefit pension plans, as a result of using the spot rate approach compared to the historical approach.

During the first quarter of 2017, we announced our plans to harmonize our retirement benefits and freeze our non-union U.S. defined benefit pension plans by December 31, 2017. The amendments resulted in an immaterial net settlement loss and a decrease in accumulated other comprehensive income (loss) of $25.2 at July 31, 2016. Upon completion of the plan changes by the end of the calendar year, we expect to realize additional future savings as a result of the plan changes.
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
Commodity Price Management: We enter into commodity derivatives to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, edible oils, corn, wheat, and soybean meal. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.

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
Interest Rate Hedging: We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate contracts mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no impact on earnings.
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract is designated as a cash flow hedge, and as a result, an unrealized gain of $2.5 was deferred in accumulated other comprehensive income (loss) at July 31, 2017.
In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was deferred and is being recognized over the remaining life of the underlying debt as a reduction of interest expense. To date, we have recognized $19.1, of which $1.9 was recognized during the three months ended July 31, 2017. The remaining gain will be recognized as follows: $5.9 through the remainder of 2018, $8.0 in 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022. For additional information, see Note 7: Debt and Financing Arrangements.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2017
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contract	$2.5	$—	$—	$—
Total derivatives designated as hedging instruments	$2.5	$—	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$16.7	$5.8	$—	$—
Foreign currency exchange contracts	0.4	7.3	—	—
Total derivatives not designated as hedging instruments	$17.1	$13.1	$—	$—
Total derivative instruments	$19.6	$13.1	$—	$—

	April 30, 2017
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$5.2	$21.2	$—	$—
Foreign currency exchange contracts	3.2	0.1	—	—
Total derivative instruments	$8.4	$21.3	$—	$—

We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At July 31, 2017 and April 30, 2017, we maintained cash margin account balances of $10.4 and $41.8, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.
During the three-month period ended July 31, 2017, an unrealized gain of $2.5 was deferred in accumulated other comprehensive income (loss) for the interest rate contract entered into in June 2017. During both of the three-month periods ended July 31, 2017 and 2016, we recognized $0.1 in pre-tax losses related to the termination of prior interest rate swaps. Included as a component of accumulated other comprehensive income (loss) at July 31, 2017 and April 30, 2017, were deferred net pre-tax losses of $4.4 and $7.0, respectively, related to the active and terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $1.6 and $2.6 at July 31, 2017 and April 30, 2017, respectively. Approximately $0.5 of the net pre-tax loss will be recognized over the next 12 months primarily related to the terminated interest rate swaps.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2017	2016
Gains (losses) on commodity contracts	$16.4	$(7.8)
Gains (losses) on foreign currency exchange contracts	(9.5)	5.8
Total gains (losses) recognized in cost of products sold	$6.9	$(2.0)
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

	Three Months Ended July 31,
	2017	2016
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$6.9	$(2.0)
Net losses (gains) on derivative positions reclassified to segment operating profit	5.7	9.7
Unallocated derivative gains (losses)	$12.6	$7.7
The net cumulative unallocated derivative losses at July 31, 2017 and April 30, 2017, were $23.0 and $35.6, respectively.
The following table presents the gross contract notional value of outstanding derivative contracts.

	July 31, 2017	April 30, 2017
Commodity contracts	$521.9	$704.9
Foreign currency exchange contracts	206.6	195.4
Interest rate contract	300.0	—
Note 10: Other Financial Instruments and Fair Value Measurements
Financial instruments, other than derivatives, that potentially subject us to significant concentrations of credit risk consist principally of cash investments, short-term borrowings, and trade receivables. The carrying value of these financial instruments approximates fair value. Our remaining financial instruments, with the exception of long-term debt, are recognized at estimated fair value in the Condensed Consolidated Balance Sheets.

The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2017		April 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$47.4	$47.4	$47.3	$47.3
Derivative financial instruments – net	6.5	6.5	(12.9)	(12.9)
Long-term debt	(4,944.1)	(5,087.7)	(4,944.5)	(5,023.8)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2017
Marketable securities and other investments: (A)
Equity mutual funds	$11.7	$—	$—	$11.7
Municipal obligations	—	34.9	—	34.9
Money market funds	0.8	—	—	0.8
Derivative financial instruments: (B)
Commodity contracts – net	10.1	0.8	—	10.9
Foreign currency exchange contracts – net	(0.9)	(6.0)	—	(6.9)
Interest rate contract	—	2.5	—	2.5
Long-term debt (C)	(4,537.1)	(550.6)	—	(5,087.7)
Total financial instruments measured at fair value	$(4,515.4)	$(518.4)	$—	$(5,033.8)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2017
Marketable securities and other investments: (A)
Equity mutual funds	$1.1	$—	$—	$1.1
Municipal obligations	—	34.7	—	34.7
Money market funds	11.5	—	—	11.5
Derivative financial instruments: (B)
Commodity contracts – net	(15.8)	(0.2)	—	(16.0)
Foreign currency exchange contracts – net	0.3	2.8	—	3.1
Long-term debt (C)	(4,473.2)	(550.6)	—	(5,023.8)
Total financial instruments measured at fair value	$(4,476.1)	$(513.3)	$—	$(4,989.4)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2017, our municipal obligations are scheduled to mature as follows: $0.6 in 2018, $2.3 in 2019, $2.1 in 2020, $5.1 in 2021, and the remaining $24.8 in 2022 and beyond.

(B)
Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. The Level 2 interest rate contract is valued using standard valuation techniques, the income approach, and observable Level 2 market expectations at the measurement date to convert future amounts to a single discounted present value. Level 2 inputs for the interest rate contract valuation are limited to prices that are observable for the asset or liability. For additional information, see Note 9: Derivative Financial Instruments.

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

Note 11: Income Taxes
During the three-month periods ended July 31, 2017 and July 31, 2016, the effective tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, offset by state income taxes.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $6.7, primarily as a result of expiring statute of limitations periods.
Note 12: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2017	$(43.0)	$(4.4)	$(100.0)	$4.0	$(143.4)
Reclassification adjustments	—	0.1	0.1	—	0.2
Current period credit (charge)	35.0	2.5	—	0.4	37.9
Income tax benefit (expense)	—	(1.0)	(0.3)	(0.1)	(1.4)
Balance at July 31, 2017	$(8.0)	$(2.8)	$(100.2)	$4.3	$(106.7)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2016	$(13.1)	$(4.8)	$(134.1)	$3.6	$(148.4)
Reclassification adjustments	—	0.1	5.0	—	5.1
Current period credit (charge)	(15.0)	—	21.8	0.3	7.1
Income tax benefit (expense)	—	—	(9.6)	(0.1)	(9.7)
Balance at July 31, 2016	$(28.1)	$(4.7)	$(116.9)	$3.8	$(145.9)

(A)
The reclassification from accumulated other comprehensive income (loss) to interest expense was related to the termination of prior interest rate swaps. The current period credit relates to the unrealized gain on the interest rate contract entered into in June 2017. For additional information, see Note 9: Derivative Financial Instruments.

(B)	Amortization of net losses was reclassified from accumulated other comprehensive income (loss) to selling, distribution, and administrative expenses.
Note 13: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings. We cannot predict with certainty the ultimate results of these proceedings or reasonably determine a range of potential loss. Our policy is to accrue losses for contingent liabilities when such liabilities are probable and amounts can be reasonably estimated. Based on the information known to date, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Note 14: Common Shares
The following table sets forth common share information.

	July 31, 2017	April 30, 2017
Common shares authorized	300.0	300.0
Common shares outstanding	113.6	113.4
Treasury shares	32.9	33.1
Share repurchases during the first quarter of 2018 consisted of shares repurchased from stock plan recipients in lieu of cash payments. We did not repurchase any common shares during the first quarter of 2018 under a repurchase plan authorized by the Board of Directors (“Board”). At July 31, 2017, we had approximately 3.6 million common shares available for repurchase pursuant to the Boards' authorizations.
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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended July 31, 2017
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$645.5	$276.1	$2,243.2	$(1,415.9)	$1,748.9
Cost of products sold	518.8	250.1	1,736.6	(1,418.7)	1,086.8
Gross Profit	126.7	26.0	506.6	2.8	662.1
Selling, distribution, and administrative expenses and other special project costs	86.0	10.2	281.1	—	377.3
Amortization	3.0	—	48.5	—	51.5
Other operating expense (income) – net	(0.1)	0.2	(0.6)	—	(0.5)
Operating Income	37.8	15.6	177.6	2.8	233.8
Interest income (expense) – net	(42.3)	0.3	—	—	(42.0)
Other income (expense) – net	4.7	—	(7.5)	—	(2.8)
Equity in net earnings of subsidiaries	127.7	32.2	15.7	(175.6)	—
Income Before Income Taxes	127.9	48.1	185.8	(172.8)	189.0
Income taxes	1.1	0.1	61.0	—	62.2
Net Income	$126.8	$48.0	$124.8	$(172.8)	$126.8
Other comprehensive income (loss), net of tax	36.7	0.3	33.4	(33.7)	36.7
Comprehensive Income	$163.5	$48.3	$158.2	$(206.5)	$163.5

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended July 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$976.0	$310.6	$2,599.9	$(2,070.7)	$1,815.8
Cost of products sold	806.6	279.9	2,062.1	(2,055.5)	1,093.1
Gross Profit	169.4	30.7	537.8	(15.2)	722.7
Selling, distribution, and administrative expenses and other special project costs	84.9	10.1	283.2	—	378.2
Amortization	2.5	—	49.2	—	51.7
Other operating expense (income) – net	0.2	—	(1.2)	—	(1.0)
Operating Income	81.8	20.6	206.6	(15.2)	293.8
Interest income (expense) – net	(41.7)	0.3	(0.1)	—	(41.5)
Other income (expense) – net	2.1	0.1	(1.1)	—	1.1
Equity in net earnings of subsidiaries	134.5	34.9	20.7	(190.1)	—
Income Before Income Taxes	176.7	55.9	226.1	(205.3)	253.4
Income taxes	6.7	0.1	76.6	—	83.4
Net Income	$170.0	$55.8	$149.5	$(205.3)	$170.0
Other comprehensive income (loss), net of tax	2.5	0.3	(13.5)	13.2	2.5
Comprehensive Income	$172.5	$56.1	$136.0	$(192.1)	$172.5

CONDENSED CONSOLIDATING BALANCE SHEETS	July 31, 2017
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$10.9	$—	$172.3	$—	$183.2
Inventories	—	149.7	828.8	2.8	981.3
Other current assets	477.5	8.4	54.9	(13.2)	527.6
Total Current Assets	488.4	158.1	1,056.0	(10.4)	1,692.1
Property, Plant, and Equipment – Net	308.5	564.8	722.4	—	1,595.7
Investments in Subsidiaries	15,731.5	4,497.1	419.0	(20,647.6)	—
Intercompany Receivable	—	525.3	2,266.1	(2,791.4)	—
Other Noncurrent Assets
Goodwill	1,494.8	—	4,597.3	—	6,092.1
Other intangible assets – net	414.6	—	5,689.7	—	6,104.3
Other noncurrent assets	59.5	11.4	86.5	—	157.4
Total Other Noncurrent Assets	1,968.9	11.4	10,373.5	—	12,353.8
Total Assets	$18,497.3	$5,756.7	$14,837.0	$(23,449.4)	$15,641.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$1,264.1	$101.7	$398.3	$(13.2)	$1,750.9
Noncurrent Liabilities
Long-term debt, less current portion	4,444.8	—	—	—	4,444.8
Deferred income taxes	46.5	—	2,123.6	—	2,170.1
Intercompany payable	5,506.3	—	—	(5,506.3)	—
Other noncurrent liabilities	303.7	15.1	25.1	—	343.9
Total Noncurrent Liabilities	10,301.3	15.1	2,148.7	(5,506.3)	6,958.8
Total Liabilities	11,565.4	116.8	2,547.0	(5,519.5)	8,709.7
Total Shareholders’ Equity	6,931.9	5,639.9	12,290.0	(17,929.9)	6,931.9
Total Liabilities and Shareholders’ Equity	$18,497.3	$5,756.7	$14,837.0	$(23,449.4)	$15,641.6

CONDENSED CONSOLIDATING BALANCE SHEETS	April 30, 2017
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$8.5	$—	$158.3	$—	$166.8
Inventories	—	136.6	773.1	(4.0)	905.7
Other current assets	490.5	8.1	71.6	(0.9)	569.3
Total Current Assets	499.0	144.7	1,003.0	(4.9)	1,641.8
Property, Plant, and Equipment – Net	294.1	574.8	748.6	—	1,617.5
Investments in Subsidiaries	15,573.2	4,464.9	403.1	(20,441.2)	—
Intercompany Receivable	—	510.4	2,083.2	(2,593.6)	—
Other Noncurrent Assets
Goodwill	1,494.8	—	4,582.3	—	6,077.1
Other intangible assets – net	417.7	—	5,732.2	—	6,149.9
Other noncurrent assets	59.2	10.6	83.6	—	153.4
Total Other Noncurrent Assets	1,971.7	10.6	10,398.1	—	12,380.4
Total Assets	$18,338.0	$5,705.4	$14,636.0	$(23,039.7)	$15,639.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$1,381.7	$98.8	$353.0	$(0.9)	$1,832.6
Noncurrent Liabilities
Long-term debt, less current portion	4,445.5	—	—	—	4,445.5
Deferred income taxes	44.7	—	2,122.3	—	2,167.0
Intercompany payable	5,311.9	—	—	(5,311.9)	—
Other noncurrent liabilities	304.0	15.1	25.3	—	344.4
Total Noncurrent Liabilities	10,106.1	15.1	2,147.6	(5,311.9)	6,956.9
Total Liabilities	11,487.8	113.9	2,500.6	(5,312.8)	8,789.5
Total Shareholders’ Equity	6,850.2	5,591.5	12,135.4	(17,726.9)	6,850.2
Total Liabilities and Shareholders’ Equity	$18,338.0	$5,705.4	$14,636.0	$(23,039.7)	$15,639.7

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Three Months Ended July 31, 2017
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$82.1	$22.2	$200.0	$—	$304.3
Investing Activities
Additions to property, plant, and equipment	(14.1)	(12.9)	(42.6)	—	(69.6)
Repayments from (disbursements of) intercompany loans	—	(14.9)	(179.5)	194.4	—
Other – net	0.1	5.6	25.8	—	31.5
Net Cash Provided by (Used for) Investing Activities	(14.0)	(22.2)	(196.3)	194.4	(38.1)
Financing Activities
Short-term borrowings (repayments) – net	(170.1)	—	—	—	(170.1)
Quarterly dividends paid	(84.9)	—	—	—	(84.9)
Purchase of treasury shares	(6.6)	—	—	—	(6.6)
Intercompany payable	194.4	—	—	(194.4)	—
Other – net	1.5	—	—	—	1.5
Net Cash Provided by (Used for) Financing Activities	(65.7)	—	—	(194.4)	(260.1)
Effect of exchange rate changes on cash	—	—	10.3	—	10.3
Net increase (decrease) in cash and cash equivalents	2.4	—	14.0	—	16.4
Cash and cash equivalents at beginning of period	8.5	—	158.3	—	166.8
Cash and Cash Equivalents at End of Period	$10.9	$—	$172.3	$—	$183.2

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Three Months Ended July 31, 2016
	The J.M. Smucker Company (Parent)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$87.0	$46.3	$105.6	$—	$238.9
Investing Activities
Additions to property, plant, and equipment	(7.0)	(12.7)	(30.5)	—	(50.2)
Repayments from (disbursements of) intercompany loans	—	(31.5)	(60.2)	91.7	—
Other – net	(0.1)	(2.1)	(10.1)	—	(12.3)
Net Cash Provided by (Used for) Investing Activities	(7.1)	(46.3)	(100.8)	91.7	(62.5)
Financing Activities
Short-term borrowings (repayments) – net	22.0	—	—	—	22.0
Repayments of long-term debt	(100.0)	—	—	—	(100.0)
Quarterly dividends paid	(77.8)	—	—	—	(77.8)
Purchase of treasury shares	(18.1)	—	—	—	(18.1)
Intercompany payable	91.7	—	—	(91.7)	—
Other – net	0.7	—	—	—	0.7
Net Cash Provided by (Used for) Financing Activities	(81.5)	—	—	(91.7)	(173.2)
Effect of exchange rate changes on cash	—	—	(3.4)	—	(3.4)
Net increase (decrease) in cash and cash equivalents	(1.6)	—	1.4	—	(0.2)
Cash and cash equivalents at beginning of period	7.0	—	102.8	—	109.8
Cash and Cash Equivalents at End of Period	$5.4	$—	$104.2	$—	$109.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollars and shares in millions, unless otherwise noted, except per share data
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2017 and 2016. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
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
Results of Operations

	Three Months Ended July 31,
	2017	2016	% Increase (Decrease)
Net sales	$1,748.9	$1,815.8	(4)%
Gross profit	$662.1	$722.7	(8)
% of net sales	37.9%	39.8%
Operating income	$233.8	$293.8	(20)
% of net sales	13.4%	16.2%
Net income:
Net income	$126.8	$170.0	(25)
Net income per common share – assuming dilution	$1.12	$1.46	(23)
Adjusted gross profit (A)	$650.2	$719.0	(10)
% of net sales	37.2%	39.6%
Adjusted operating income (A)	$300.5	$364.0	(17)
% of net sales	17.2%	20.0%
Adjusted income: (A)
Income	$171.6	$217.2	(21)
Earnings per share – assuming dilution	$1.51	$1.86	(19)

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net sales decreased 4 percent in the first quarter of 2018, reflecting declines within the U.S. Retail Consumer Foods and U.S. Retail Coffee segments. The overall net sales decline was driven by unfavorable volume/mix, which was partially offset by higher net price realization in the current year. Operating income decreased 20 percent, primarily due to reduced gross profit, mainly driven by the U.S. Retail Coffee and U.S. Retail Pet Foods segments. Operating income excluding non-GAAP adjustments (“adjusted operating income”) decreased 17 percent in the first quarter of 2018. Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Net income per diluted share decreased 23 percent in the first quarter of 2018, while income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”) decreased 19 percent. Both 2018 per share measures reflect the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the fourth quarter of 2017.
Net Sales
Net sales in the first quarter of 2018 decreased $66.9, or 4 percent, reflecting a 5 percentage point impact from unfavorable volume/mix. This was driven by declines in several categories, notably coffee and oils, which were partially offset by gains in pet food. Net price realization contributed 1 percentage point to net sales, as higher net pricing for coffee and the Smucker's brand was partially offset by lower net pricing within the U.S. Retail Pet Foods segment.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2017	2016
Gross profit	37.9%	39.8%
Selling, distribution, and administrative expenses:
Marketing	6.6%	6.0%
Selling	3.8	3.6
Distribution	3.3	3.3
General and administrative	6.3	6.7
Total selling, distribution, and administrative expenses	20.0%	19.6%

Amortization	2.9	2.8
Other special project costs	1.5	1.2
Other operating expense (income) – net	—	(0.1)
Operating income	13.4%	16.2%
Amounts may not add due to rounding.

Gross profit decreased $60.6, or 8 percent, in the first quarter of 2018, primarily driven by unfavorable volume/mix. A net unfavorable impact of increased costs and pricing, mainly within the U.S. Retail Coffee and U.S. Retail Pet Foods segments, also contributed to the gross profit decline. Selling, distribution, and administrative (“SD&A”) expenses decreased $5.8, as benefits from our cost savings initiatives more than offset a 6 percent increase in marketing expense. Operating income decreased $60.0, or 20 percent, in the first quarter of 2018. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $68.8, or 10 percent, while adjusted operating income decreased $63.5, or 17 percent.
Income Taxes
Income taxes decreased 25 percent in the first quarter of 2018, entirely due to the decrease in income before income taxes. The effective tax rate of 32.9 percent for the first quarter of 2018 was consistent with the prior year. We anticipate a full-year effective tax rate for 2018 in the range of 32.5 to 33.0 percent.
Integration Activities
Total one-time costs related to the acquisition of Big Heart Pet Brands (“Big Heart”) at the end of 2015 are anticipated to be approximately $290.0 and will be incurred through 2018. These costs primarily consist of employee-related costs, outside service and consulting costs, and other costs related to the acquisition. We have incurred total cumulative costs of $256.4 related to the integration of Big Heart, including $11.1 in the first quarter of 2018.

We anticipate net realized synergies related to the Big Heart acquisition of approximately $200.0 annually by the end of 2018. To date, we have realized $177.8 of that goal, reflecting $18.8 of synergies in the first quarter of 2018 that were incremental to those achieved in the first quarter of 2017.
Restructuring Activities
An organization optimization program was approved by the Board of Directors during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization, which we expect to achieve by the end of 2018. Related projects include an organizational redesign and the optimization of our manufacturing footprint. During the third quarter of 2017, we exited two leased facilities in Livermore, California, and consolidated all ancient grains and pasta production into our facility in Chico, California. Additionally, we will consolidate all coffee production at our Harahan, Louisiana, facility into one of our facilities in New Orleans, Louisiana, by December 31, 2017. Upon completion of these initiatives, the organization optimization program will result in total headcount reductions of approximately 275 full-time positions, of which approximately 80 percent were reduced as of July 31, 2017.

Upon completion of this program in 2018, total restructuring costs related to the program are expected to be approximately $45.0, of which the majority represents employee-related costs, while the remainder primarily consists of site preparation, equipment relocation, and production start-up costs at the impacted facilities. We have incurred total cumulative restructuring costs of $36.6, including $16.7 in the first quarter of 2018.
We expect to achieve approximately $50.0 of annual cost reductions related to our organization optimization program, mainly during 2018, and plan to invest these savings in our businesses.
Cost Management Program
In addition to our organization optimization program, we announced a separate cost management program during the fourth quarter of 2017, which is comprised of several cost reduction initiatives, including zero-based budgeting, SKU rationalization, and revenue growth management. We expect to realize approximately $200.0 of cost reductions annually by the end of 2020 as a result of these initiatives.
Segment Results
We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and U.S. Retail Pet Foods. Within our segment results, International and Away From Home, previously referred to as International and Foodservice, represents a combination of the strategic business areas not included in the U.S. retail market segments. The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’ Donuts, and Café Bustelo branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Jif, Smucker’s, Crisco, and Pillsbury branded products; and the U.S. Retail Pet Foods segment primarily includes domestic sales of Meow Mix, Milk-Bone, Natural Balance, Kibbles ’n Bits, 9Lives, Pup-Peroni, and Nature’s Recipe branded products. International and Away From Home is comprised of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).

	Three Months Ended July 31,
	2017	2016	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$480.8	$513.3	(6)%
U.S. Retail Consumer Foods	492.4	537.0	(8)
U.S. Retail Pet Foods	521.7	519.5	—
International and Away From Home	254.0	246.0	3
Segment profit:
U.S. Retail Coffee	$123.8	$173.8	(29)%
U.S. Retail Consumer Foods	110.9	111.4	—
U.S. Retail Pet Foods	98.3	122.2	(20)
International and Away From Home	38.3	39.5	(3)
Segment profit margin:
U.S. Retail Coffee	25.7%	33.9%
U.S. Retail Consumer Foods	22.5	20.7
U.S. Retail Pet Foods	18.8	23.5
International and Away From Home	15.1	16.1
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $32.5 in the first quarter of 2018. Volume/mix reduced net sales by 8 percent, driven by declines for the Folgers brand, partially offset by gains for the Dunkin’ Donuts and Café Bustelo brands. Net price realization improved, adding 2 percent to net sales. Segment profit decreased $50.0, primarily due to the impact of volume/mix and the net unfavorable impact of higher commodity costs and higher pricing. We anticipate that the impact of higher costs will moderate throughout the remainder of the year.

U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $44.6 in the first quarter of 2018. Volume/mix reduced net sales by 11 percent, primarily driven by the Crisco, Pillsbury, and Smucker's brands. Net price realization was higher and added 3 percent to net sales, primarily attributed to the Smucker's and Crisco brands. Segment profit was comparable to the prior year as the impact of unfavorable volume/mix was offset by higher pricing and reduced marketing expense.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales increased $2.2 in the first quarter of 2018. Improved volume/mix, primarily related to the Nature’s Recipe and Natural Balance brands, increased net sales by 2 percent. We expanded distribution of the Nature's Recipe brand into grocery and mass merchandise outlets during the third quarter of 2017. The impact of volume/mix was mostly offset by lower net price realization. Segment profit decreased $23.9, primarily due to the net unfavorable impact of lower pricing and higher costs, as well as increased marketing expense.
International and Away From Home
International and Away From Home net sales increased $8.0 in the first quarter of 2018, reflecting favorable volume/mix, driven by the Jif and Smucker's brands. Net price realization improved, but was offset by the unfavorable impact of foreign currency exchange. Segment profit decreased $1.2 as the contribution from the net sales increase was more than offset by the foreign currency exchange impact and higher commodity costs.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At July 31, 2017, total cash and cash equivalents was $183.2, compared to $166.8 at April 30, 2017.
Within the U.S. Retail Coffee and U.S. Retail Consumer Foods segments, we generally expect a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, the additional increase of coffee inventory in advance of the Atlantic hurricane season, and seasonal fruit procurement. In these businesses, we expect cash provided by operations in the second half of the fiscal year to significantly exceed the amount in the first half of the year, upon completion of the Fall Bake and Holiday period. However, the impact of seasonality on our overall working capital requirements is partially reduced by the U.S. Retail Pet Foods segment, which does not experience significant seasonality.
The following table presents selected cash flow information.

	Three Months Ended July 31,
	2017	2016
Net cash provided by (used for) operating activities	$304.3	$238.9
Net cash provided by (used for) investing activities	(38.1)	(62.5)
Net cash provided by (used for) financing activities	(260.1)	(173.2)

Net cash provided by (used for) operating activities	$304.3	$238.9
Additions to property, plant, and equipment	(69.6)	(50.2)
Free cash flow (A)	$234.7	$188.7

(A)
Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $65.4 increase in cash provided by operating activities in the first quarter of 2018 was mainly due to a decrease in working capital during 2018, as compared to an increase in the prior year, partially offset by lower net income in 2018. The reduction in working capital was driven by trade receivables and inventory. Trade receivables were lower at the end of the current quarter, as compared to the prior year, which was partially a result of a reduction in days sales outstanding.

Cash used for investing activities in the first quarter of 2018 consisted primarily of $69.6 in capital expenditures, partially offset by a $31.4 reduction in our derivative cash margin account balances. Cash used for investing activities in the first quarter of 2017 consisted primarily of $50.2 in capital expenditures and a $12.4 increase in our derivative cash margin account balances.
Cash used for financing activities in the first quarter of 2018 consisted primarily of a $170.1 reduction in short-term borrowings during the year and dividend payments of $84.9. Cash used for financing activities in the first quarter of 2017 consisted primarily of a $100.0 prepayment on the Term Loan and dividend payments of $77.8.
Capital Resources
The following table presents our capital structure.

	July 31, 2017	April 30, 2017
Current portion of long-term debt	$499.3	$499.0
Short-term borrowings	283.9	454.0
Long-term debt, less current portion	4,444.8	4,445.5
Total debt	$5,228.0	$5,398.5
Shareholders’ equity	6,931.9	6,850.2
Total capital	$12,159.9	$12,248.7
We have available a $1.5 billion revolving credit facility with a group of 11 banks that matures in September 2018. Additionally, under our commercial paper program, we can issue short-term, unsecured commercial paper not to exceed $1.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Along with the revolving credit facility, commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2017, we had $283.9 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 1.42 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.
As of July 31, 2017, we had approximately 3.6 million common shares available for repurchase under the Board of Directors' authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.

During 2017, we announced our plans to build a Smucker's Uncrustables® frozen sandwich manufacturing facility in Longmont, Colorado. Construction of the facility began in June 2017, and production is expected to begin in calendar year 2019. The new facility will help meet growing demand for Smucker's Uncrustables frozen sandwiches and will complement our existing facility in Scottsville, Kentucky. The Longmont facility will be constructed in two phases, with a total potential investment of $340.0. Phase 1 will include up to an initial $200.0 investment to construct and equip the new facility, with an opportunity to invest an additional $140.0 for phase 2 expansion, dependent on product demand.
On May 30, 2017, we announced a definitive agreement to acquire the Wesson® oil brand from Conagra Brands, Inc. (“Conagra”). The all-cash transaction, which is expected to be funded primarily with debt, is valued at approximately $285.0, subject to a post-closing working capital adjustment. We anticipate the addition of the Wesson brand will add annual net sales of approximately $230.0. Following the close of the transaction, Conagra will continue to manufacture products sold under the Wesson brand and provide certain other transition services for up to one year. After the transition period, we expect to consolidate Wesson production into our existing oils manufacturing facility in Cincinnati, Ohio. Within two years after the closing, we expect to realize synergies of approximately $20.0 annually. The closing of the transaction is subject to the fulfillment of customary closing conditions, including receipt of regulatory approvals.
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our commercial paper program and revolving credit facility, and access to capital markets, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, interest and principal payments on debt outstanding, and share repurchases. As of July 31, 2017, total cash and cash equivalents of $172.5 was held by our international subsidiaries. We do not intend to repatriate these funds to meet any of these cash requirements. Should we repatriate these funds, we may be required to pay taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.

Non-GAAP Financial Measures

We use non-GAAP financial measures, including: adjusted gross profit, operating income, income, and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board of Directors also utilizes the adjusted earnings per share and free cash flow measures as components for measuring performance for incentive compensation purposes.

Non-GAAP measures exclude certain items affecting comparability, that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, integration and restructuring costs (“special project costs”), and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”). The special project costs in the following table relate to specific integration and restructuring projects, and the unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts.

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

	Three Months Ended July 31,
	2017	2016
Gross profit reconciliation:
Gross profit	$662.1	$722.7
Unallocated derivative losses (gains)	(12.6)	(7.7)
Cost of products sold – special project costs	0.7	4.0
Adjusted gross profit	$650.2	$719.0
Operating income reconciliation:
Operating income	$233.8	$293.8
Amortization	51.5	51.7
Unallocated derivative losses (gains)	(12.6)	(7.7)
Cost of products sold – special project costs	0.7	4.0
Other special project costs	27.1	22.2
Adjusted operating income	$300.5	$364.0
Net income reconciliation:
Net income	$126.8	$170.0
Income taxes	62.2	83.4
Amortization	51.5	51.7
Unallocated derivative losses (gains)	(12.6)	(7.7)
Cost of products sold – special project costs	0.7	4.0
Other special project costs	27.1	22.2
Adjusted income before income taxes	$255.7	$323.6
Income taxes, as adjusted (A)	84.1	106.4
Adjusted income	$171.6	$217.2
Weighted-average shares – assuming dilution	113.6	116.5
Adjusted earnings per share – assuming dilution	$1.51	$1.86

(A)	Income taxes, as adjusted is based upon our GAAP effective tax rate and reflects the impact of items excluded from GAAP net income to derive adjusted income.

Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.
As of July 31, 2017, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2017.
Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management's Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2017. There were no material changes to the information previously disclosed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following discussions about our market risk disclosures involve forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2017, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, London Interbank Offered Rate, and commercial paper rates in the U.S.
We utilize derivative instruments to manage changes in the fair value and cash flows of our debt. Interest rate contracts mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet, and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract is designated as a cash flow hedge, and as a result, an unrealized gain of $2.5 was deferred in accumulated other comprehensive income (loss) at July 31, 2017. A hypothetical 10 percent decrease in treasury rates at July 31, 2017 would not materially impact the fair value of this interest rate contract.
In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge, and used to hedge against the changes in fair value of debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At July 31, 2017, the remaining benefit of $34.4 was recorded as an increase in the long-term debt balance.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at July 31, 2017, would increase the fair value of our long-term debt by $343.7.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2017, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2017, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.

Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during the three-month period ended July 31, 2017. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	July 31, 2017	April 30, 2017
High	$41.7	$40.8
Low	13.4	13.2
Average	27.3	26.5
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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•
our ability to achieve synergies and cost savings related to the Big Heart acquisition and other programs in the amounts and within the time frames currently anticipated and to effectively manage the related integration and restructuring costs;

•	our ability to satisfy the closing conditions for the Wesson transaction, including receipt of required regulatory approvals, without unexpected delays or conditions;

•	our ability to generate sufficient cash flow to meet our deleveraging objectives;

•	volatility of commodity, energy, and other input costs;

•	risks associated with derivative and purchasing strategies we employ to manage commodity pricing risks;

•	the availability of reliable transportation on acceptable terms;

•	our ability to implement and realize the full benefit of price changes, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses, including the introduction of new products;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents, extreme weather, and natural disasters;

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2017 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2017, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dollars in millions, except per share data
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2017 - May 31, 2017	407	$128.26	—	3,586,598
June 1, 2017 - June 30, 2017	49,871	129.57	—	3,586,598
July 1, 2017 - July 31, 2017	2,863	117.96	—	3,586,598
Total	53,141	$128.93	—	3,586,598
Information set forth in the table above represents the activity in our first fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of July 31, 2017, there were 3,586,598 common shares remaining available for future repurchase pursuant to our Board of Directors' authorizations.
.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 33 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 31, 2017	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Vice Chair and Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the Securities and Exchange Commission.

Exhibit Number	Exhibit Description
3.1	Amended Regulations of The J. M. Smucker Company
10.1	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* Exhibit consists of a management contract or compensatory plan or arrangement.