Form 10-Q
period 2017-10-31
J M SMUCKER Co
filed 2017-11-22
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 113,597,554 common shares outstanding on November 15, 2017.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions, except per share data	2017	2016	2017	2016
Net sales	$1,923.6	$1,913.9	$3,672.5	$3,729.7
Cost of products sold	1,168.6	1,171.0	2,255.4	2,264.1
Gross Profit	755.0	742.9	1,417.1	1,465.6
Selling, distribution, and administrative expenses	360.9	363.1	711.1	719.1
Amortization	51.6	51.8	103.1	103.5
Other special project costs (A)	9.7	26.6	36.8	48.8
Other operating expense (income) – net	2.1	(1.9)	1.6	(2.9)
Operating Income	330.7	303.3	564.5	597.1
Interest expense – net	(41.6)	(41.0)	(83.6)	(82.5)
Other income (expense) – net	2.7	3.2	(0.1)	4.3
Income Before Income Taxes	291.8	265.5	480.8	518.9
Income taxes	97.2	88.2	159.4	171.6
Net Income	$194.6	$177.3	$321.4	$347.3
Earnings per common share:
Net Income	$1.71	$1.52	$2.83	$2.98
Net Income – Assuming Dilution	$1.71	$1.52	$2.83	$2.98
Dividends Declared per Common Share	$0.78	$0.75	$1.56	$1.50

(A)	Other special project costs includes integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions	2017	2016	2017	2016
Net income	$194.6	$177.3	$321.4	$347.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(13.1)	(11.2)	21.9	(26.2)
Cash flow hedging derivative activity, net of tax	0.8	0.1	2.4	0.2
Pension and other postretirement benefit plans activity, net of tax	5.9	0.8	5.7	18.0
Available-for-sale securities activity, net of tax	(0.6)	0.1	(0.3)	0.3
Total Other Comprehensive Income (Loss)	(7.0)	(10.2)	29.7	(7.7)
Comprehensive Income	$187.6	$167.1	$351.1	$339.6
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2017	April 30, 2017
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$180.3	$166.8
Trade receivables, less allowance for doubtful accounts	481.6	438.7
Inventories:
Finished products	655.2	562.4
Raw materials	356.5	343.3
Total Inventory	1,011.7	905.7
Other current assets	112.2	130.6
Total Current Assets	1,785.8	1,641.8
Property, Plant, and Equipment
Land and land improvements	121.3	115.6
Buildings and fixtures	805.7	766.2
Machinery and equipment	2,045.8	1,983.0
Construction in progress	104.9	116.9
Gross Property, Plant, and Equipment	3,077.7	2,981.7
Accumulated depreciation	(1,462.0)	(1,364.2)
Total Property, Plant, and Equipment	1,615.7	1,617.5
Other Noncurrent Assets
Goodwill	6,086.5	6,077.1
Other intangible assets – net	6,051.1	6,149.9
Other noncurrent assets	162.9	153.4
Total Other Noncurrent Assets	12,300.5	12,380.4
Total Assets	$15,702.0	$15,639.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$507.4	$477.2
Accrued trade marketing and merchandising	138.2	106.0
Current portion of long-term debt	499.6	499.0
Short-term borrowings	463.9	454.0
Other current liabilities	245.4	296.4
Total Current Liabilities	1,854.5	1,832.6
Noncurrent Liabilities
Long-term debt, less current portion	4,294.1	4,445.5
Deferred income taxes	2,172.2	2,167.0
Other noncurrent liabilities	344.9	344.4
Total Noncurrent Liabilities	6,811.2	6,956.9
Total Liabilities	8,665.7	8,789.5
Shareholders’ Equity
Common shares	28.4	28.4
Additional capital	5,737.8	5,724.7
Retained income	1,383.8	1,240.5
Accumulated other comprehensive income (loss)	(113.7)	(143.4)
Total Shareholders’ Equity	7,036.3	6,850.2
Total Liabilities and Shareholders’ Equity	$15,702.0	$15,639.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
Dollars in millions	2017	2016
Operating Activities
Net income	$321.4	$347.3
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	105.1	107.0
Amortization	103.1	103.5
Share-based compensation expense	12.7	15.1
Other noncash adjustments	2.3	1.4
Defined benefit pension contributions	(0.8)	(1.3)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(41.5)	(69.9)
Inventories	(103.6)	(132.7)
Other current assets	19.4	4.8
Accounts payable	54.7	(5.5)
Accrued liabilities	3.3	23.3
Income and other taxes	(46.8)	(38.6)
Other – net	5.3	20.9
Net Cash Provided by (Used for) Operating Activities	434.6	375.3
Investing Activities
Additions to property, plant, and equipment	(130.0)	(84.0)
Other – net	23.7	(12.3)
Net Cash Provided by (Used for) Investing Activities	(106.3)	(96.3)
Financing Activities
Short-term borrowings (repayments) – net	10.0	122.0
Repayments of long-term debt	(150.0)	(200.0)
Quarterly dividends paid	(173.4)	(164.9)
Purchase of treasury shares	(6.7)	(18.8)
Other – net	(1.1)	0.6
Net Cash Provided by (Used for) Financing Activities	(321.2)	(261.1)
Effect of exchange rate changes on cash	6.4	(5.9)
Net increase (decrease) in cash and cash equivalents	13.5	12.0
Cash and cash equivalents at beginning of period	166.8	109.8
Cash and Cash Equivalents at End of Period	$180.3	$121.8
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
Operating results for the six months ended October 31, 2017, are not necessarily indicative of the results that may be expected for the year ending April 30, 2018. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2017.
Note 2: Recently Issued Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting and enables companies to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 is effective for us on May 1, 2019, but we have elected to early adopt during the second quarter of 2018, as permitted. Early adoption of this ASU had an overall immaterial impact on our condensed consolidated financial statements and disclosures.
In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of the net periodic pension cost to be presented separately from the other components of the net periodic pension cost in the income statement. Additionally, only the service cost component of the net periodic pension cost is eligible for capitalization. ASU 2017-07 will be effective for us on May 1, 2019, with the option to early adopt at any time prior to the effective date. The change in presentation of service cost must be applied retrospectively, while the capitalization of service cost must be applied on a prospective basis. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than deferring such recognition until the asset is sold to an outside party. ASU 2016-16 is effective for us on May 1, 2018, and it will require adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us on May 1, 2018, and it will require adoption on a retrospective basis. We do not anticipate that the adoption of this ASU will have a material impact on the presentation of our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. ASU 2016-02 will be effective for us on May 1, 2019, with the option to early adopt at any time prior to the effective date. It will require a modified retrospective application for leases existing at, or entered into after, the beginning of the earliest comparative period presented and will exclude any leases that expired before the date of initial application. We are currently compiling an inventory of our lease arrangements in order to determine the impact the new guidance will have on our consolidated financial statements and disclosures. We are also in the process of evaluating lease accounting software as we prepare for the standard's additional reporting requirements. Based on our assessment to date, we expect the adoption of ASU 2016-02 will result in a significant increase in lease-related assets and liabilities in our Consolidated Balance Sheets, but we are unable to quantify the impact at this time.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new guidance is that an entity must recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It requires additional disclosures to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts. ASU 2014-09 requires either full retrospective application to each prior reporting period presented or modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which extends the standard's effective date by one year. As a result of this issuance, the standard will be effective for us on May 1, 2018. Our plan to implement the standard is on track. With the involvement of a cross-functional team, we performed a detailed review of the new guidance as compared to our current policies to identify any potential accounting differences. We then reviewed contracts from each of our significant revenue streams to determine the validity of our initial conclusions. We have not identified any accounting changes that would materially impact our consolidated financial statements, and therefore we intend to utilize the modified retrospective transition method.
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
The transaction is subject to certain customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). On August 28, 2017, both parties received a request for additional information under the HSR Act (a “second request”) from the U.S. Federal Trade Commission (“FTC”) in connection with the FTC's review of the transaction. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the request, or as the parties otherwise agree, unless the waiting period is terminated earlier by the FTC. The agreement to acquire the Wesson brand provides that, unless otherwise agreed upon by both parties, if the closing of the transaction has not occurred on or prior to March 31, 2018, because HSR approval has not been received as of such date, then either party may terminate the agreement.
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
Integration Costs: Total one-time costs related to the acquisition of Big Heart Pet Brands (“Big Heart”) are anticipated to be approximately $290.0, and will be incurred through 2018. Of the total anticipated one-time costs, we expect to incur $100.0, $120.0, and $70.0 in employee-related costs, outside service and consulting costs, and other costs, respectively.

The following table summarizes our one-time costs incurred related to the Big Heart acquisition.

	Three Months Ended October 31,		Six Months Ended October 31,		Total Costs Incurred to Date at October 31, 2017
	2017	2016	2017	2016
Employee-related costs	$2.5	$6.3	$6.2	$13.2	$88.3
Outside service and consulting costs	1.7	12.3	7.5	18.4	113.5
Other costs	3.6	4.0	5.2	11.2	62.4
Total one-time costs	$7.8	$22.6	$18.9	$42.8	$264.2
Noncash charges of $1.2 and $2.5 were included in the one-time costs incurred during the three and six months ended October 31, 2017, respectively, and $1.4 and $7.0 during the three and six months ended October 31, 2016, respectively. Noncash charges included in total one-time costs incurred to date were $30.3, which primarily consisted of share-based compensation and accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.5 and $5.3 at October 31, 2017 and April 30, 2017, respectively.
Restructuring Costs: An organization optimization program was approved by the Board of Directors during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization, which we expect to achieve by the end of 2018. Related projects include an organizational redesign and the optimization of our manufacturing footprint. During 2017, we exited two leased facilities in Livermore, California, and consolidated all ancient grains and pasta production into our facility in Chico, California. The consolidation of all coffee production at our Harahan, Louisiana, facility into one of our facilities in New Orleans, Louisiana, was nearly complete at the end of the second quarter of 2018. Upon completion of these initiatives, the organization optimization program will result in total headcount reductions of approximately 275 full-time positions, of which approximately 90 percent were reduced as of October 31, 2017.
Upon completion of this program in 2018, total restructuring costs are expected to be approximately $45.0, of which the majority represents employee-related costs, while the remainder primarily consists of site preparation, equipment relocation, and production start-up costs at the impacted facilities.
The following table summarizes our one-time costs incurred related to the organization optimization program.

	Three Months Ended October 31,		Six Months Ended October 31,		Total Costs Incurred to Date at October 31, 2017
	2017	2016	2017	2016
Employee-related costs	$1.2	$3.3	$11.6	$7.3	$25.3
Outside service and consulting costs	0.1	0.6	0.2	1.7	2.0
Other costs	1.5	0.4	7.7	1.3	12.1
Total one-time costs	$2.8	$4.3	$19.5	$10.3	$39.4
Noncash charges of $0.8 and $6.9 were included in the one-time costs incurred during the three and six months ended October 31, 2017, respectively, and $0.1 and $1.0 during the three and six months ended October 31, 2016, respectively. Noncash charges included in total one-time costs incurred to date were $9.0, and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $3.3 at both October 31, 2017 and April 30, 2017.
Note 5: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home. During the second quarter of 2018, we added the International and Away From Home reportable segment, as a single segment manager was named to oversee the entire operating segment. Prior year segment results have not been modified, as the new reportable segment represents the previously reported combination of the International and Away From Home strategic business areas, which were previously managed separately.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’ Donuts®, and Café Bustelo® branded coffee; the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Jif®, Smucker’s®, Crisco®, and Pillsbury® branded products; and the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix®, Milk-Bone®, Natural Balance®, Kibbles ’n Bits®, 9Lives®, Pup-Peroni®, and Nature’s Recipe® branded products. The International and Away From Home segment is comprised of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Net sales:
U.S. Retail Coffee	$552.7	$551.8	$1,033.5	$1,065.1
U.S. Retail Consumer Foods	531.5	557.3	1,023.9	1,094.3
U.S. Retail Pet Foods	552.1	531.0	1,073.8	1,050.5
International and Away From Home	287.3	273.8	541.3	519.8
Total net sales	$1,923.6	$1,913.9	$3,672.5	$3,729.7
Segment profit:
U.S. Retail Coffee	$152.6	$186.5	$276.4	$360.3
U.S. Retail Consumer Foods	130.9	118.9	241.8	230.3
U.S. Retail Pet Foods	122.9	114.5	221.2	236.7
International and Away From Home	53.7	51.7	92.0	91.2
Total segment profit	$460.1	$471.6	$831.4	$918.5
Amortization	(51.6)	(51.8)	(103.1)	(103.5)
Interest expense – net	(41.6)	(41.0)	(83.6)	(82.5)
Unallocated derivative gains (losses)	9.7	(14.2)	22.3	(6.5)
Cost of products sold – special project costs (A)	(0.9)	(0.3)	(1.6)	(4.3)
Other special project costs (A)	(9.7)	(26.6)	(36.8)	(48.8)
Corporate administrative expenses	(76.9)	(75.4)	(147.7)	(158.3)
Other income (expense) – net	2.7	3.2	(0.1)	4.3
Income before income taxes	$291.8	$265.5	$480.8	$518.9

(A)	Special project costs includes integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.

Note 6: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Net income	$194.6	$177.3	$321.4	$347.3
Less: Net income allocated to participating securities	1.1	0.8	1.7	1.6
Net income allocated to common stockholders	$193.5	$176.5	$319.7	$345.7
Weighted-average common shares outstanding	113.0	115.9	113.0	115.9
Add: Dilutive effect of stock options	—	0.1	—	0.1
Weighted-average common shares outstanding – assuming dilution	113.0	116.0	113.0	116.0
Net income per common share	$1.71	$1.52	$2.83	$2.98
Net income per common share – assuming dilution	$1.71	$1.52	$2.83	$2.98
Note 7: Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31, 2017		April 30, 2017
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
1.75% Senior Notes due March 15, 2018	$500.0	$499.6	$500.0	$499.0
2.50% Senior Notes due March 15, 2020	500.0	497.2	500.0	496.6
3.50% Senior Notes due October 15, 2021	750.0	779.0	750.0	782.6
3.00% Senior Notes due March 15, 2022	400.0	397.0	400.0	396.6
3.50% Senior Notes due March 15, 2025	1,000.0	994.0	1,000.0	993.6
4.25% Senior Notes due March 15, 2035	650.0	642.9	650.0	642.6
4.38% Senior Notes due March 15, 2045	600.0	585.2	600.0	584.9
Term Loan Credit Agreement due March 23, 2020	400.0	398.8	550.0	548.6
Total long-term debt	$4,800.0	$4,793.7	$4,950.0	$4,944.5
Current portion of long-term debt	500.0	499.6	500.0	499.0
Total long-term debt, less current portion	$4,300.0	$4,294.1	$4,450.0	$4,445.5

(A)
Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of terminated interest rate swaps, offering discounts, and capitalized debt issuance costs.

In September 2017, we entered into an unsecured revolving credit facility with a group of 11 banks, which provides for a revolving credit line of $1.8 billion and matures in September 2022. Additionally, we terminated the previous $1.5 billion credit facility. The new revolving credit facility includes $4.1 of capitalized debt issuance costs, which will be amortized to interest expense over the time for which the revolving credit facility is effective. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, London Interbank Offered Rate (“LIBOR”), or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the current and previous revolving credit facilities at October 31, 2017 and April 30, 2017, respectively. As a result of the termination of the previous $1.5 billion credit facility, and because there are no subsidiary guarantors of the new $1.8 billion credit facility, the guarantees provided by the Company's subsidiaries, J. M. Smucker LLC and The Folgers Coffee Company (the “subsidiary guarantors”), related to the obligations under the senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) and all of our outstanding Senior Notes were released. For additional information, see Note 15: Guarantor and Non-Guarantor Financial Information.
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract is designated as a cash flow hedge, and as a result, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transaction affects earnings. At October 31, 2017, an unrealized gain of $3.5 was deferred in accumulated other comprehensive income (loss) for this derivative instrument. For additional information, see Note 9: Derivative Financial Instruments. Furthermore, in the second quarter of 2018, we early adopted ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities, which did not have a material impact on our condensed consolidated financial statements and disclosures. For further details, refer to Note 2: Recently Issued Accounting Standards.

In March 2015, we entered into the Term Loan with a syndicate of banks and an available commitment amount of $1.8 billion. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or LIBOR, based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The weighted-average interest rate on the Term Loan at October 31, 2017, was 2.49 percent. The Term Loan requires quarterly amortization payments of 2.50 percent of the original principal amount. Voluntary prepayments are permitted without premium or penalty and are applied to the schedule of required quarterly minimum payment obligations in direct order of maturity. As of October 31, 2017, we have prepaid $1.4 billion on the Term Loan to date, including $150.0 in the second quarter and first six months of 2018, and therefore no additional payments are required until final maturity of the loan agreement on March 23, 2020. As a result of entering into the unsecured revolving credit facility in September 2017, we also amended the Term Loan to make certain changes to the representations and warranties, as well as the financial covenants.
Also in March 2015, we completed an offering of $3.7 billion in Senior Notes due beginning March 15, 2018 through March 15, 2045. The proceeds from the offering, along with the Term Loan, were used to partially finance the Big Heart acquisition, pay off the debt assumed as part of the acquisition, and prepay our privately placed Senior Notes.
All of our Senior Notes are unsecured, and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.

During 2014, we entered into an interest rate swap designated as a fair value hedge of the 3.50 percent Senior Notes due October 15, 2021, which was subsequently terminated in 2015. At October 31, 2017, the remaining benefit of $32.4 was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt. For additional information, see Note 9: Derivative Financial Instruments.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time, which was increased from the previous limit of $1.0 billion in conjunction with entering into the new unsecured revolving credit facility in September 2017. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2017 and April 30, 2017, we had $463.9 and $454.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 1.41 percent and 1.15 percent, respectively.
Interest paid totaled $78.9 and $77.7 for the three months ended October 31, 2017 and 2016, respectively, and $83.5 and $81.3 for the six months ended October 31, 2017 and 2016, respectively. This differs from interest expense due to the timing of payments, effect of interest rate contracts, amortization of debt issuance costs, and capitalized interest.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.

Note 8: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Service cost	$1.7	$3.6	$0.5	$0.6
Interest cost	5.4	6.2	0.6	0.6
Expected return on plan assets	(7.2)	(7.3)	—	—
Amortization of net actuarial loss (gain)	2.8	3.4	(0.1)	(0.1)
Amortization of prior service cost (credit)	0.3	0.3	(0.4)	(0.3)
Net periodic benefit cost	$3.0	$6.2	$0.6	$0.8

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Service cost	$3.4	$7.7	$1.0	$1.2
Interest cost	10.8	12.9	1.1	1.3
Expected return on plan assets	(14.4)	(14.6)	—	—
Amortization of net actuarial loss (gain)	5.7	7.1	(0.2)	(0.1)
Amortization of prior service cost (credit)	0.5	0.6	(0.7)	(0.7)
Settlement loss	—	0.1	—	—
Net periodic benefit cost	$6.0	$13.8	$1.2	$1.7
As of April 30, 2017, we changed the approach utilized to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. As of April 30, 2017, we utilized a spot rate approach for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows to provide a better estimate of service and interest costs. This approach does not affect the measurement of the total benefit obligations, and has been accounted for as a change in estimate that is effected by a change in accounting principle. As such, we accounted for this change in methodology on a prospective basis beginning May 1, 2017. Service and interest costs on the obligation are expected to be $4.3 lower in 2018, primarily related to the defined benefit pension plans, as a result of using the spot rate approach compared to the historical approach.
During the first quarter of 2017, we announced our plans to harmonize our retirement benefits and freeze our non-union U.S. defined benefit pension plans by December 31, 2017. The amendments resulted in an immaterial net settlement loss and a decrease in accumulated other comprehensive income (loss) of $25.2 at July 31, 2016. As a result of the plan changes, we expect to realize additional future savings upon completion of these changes, which will be complete by the end of calendar year 2017.
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
In the second quarter of 2018, we early adopted ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities, which did not have a material impact on our condensed consolidated financial statements and disclosures. For further details, refer to Note 2: Recently Issued Accounting Standards.
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
Interest Rate Hedging: We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate contracts mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no impact on earnings. During the three and six months ended October 31, 2017, interest expense - net, as presented in the Condensed Statements of Consolidated Income, was $41.6 and $83.6, respectively.
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract is designated as a cash flow hedge, and as a result, an unrealized gain of $3.5 was deferred in accumulated other comprehensive income (loss) at October 31, 2017.
In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was deferred and is being recognized over the remaining life of the underlying debt as a reduction of interest expense. To date, we have recognized $21.1, of which $2.0 and $3.9 was recognized during the three and six months ended October 31, 2017, respectively. The remaining gain will be recognized as follows: $3.9 through the remainder of 2018, $8.0 in 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022. For additional information, see Note 7: Debt and Financing Arrangements.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2017
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contract	$3.5	$—	$—	$—
Total derivatives designated as hedging instruments	$3.5	$—	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$6.9	$9.0	$—	$—
Foreign currency exchange contracts	1.2	1.8	0.5	0.1
Total derivatives not designated as hedging instruments	$8.1	$10.8	$0.5	$0.1
Total derivative instruments	$11.6	$10.8	$0.5	$0.1

	April 30, 2017
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$5.2	$21.2	$—	$—
Foreign currency exchange contracts	3.2	0.1	—	—
Total derivative instruments	$8.4	$21.3	$—	$—

We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At October 31, 2017 and April 30, 2017, we maintained cash margin account balances of $18.1 and $41.8, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.
During the three and six months ended October 31, 2017, unrealized gains of $1.0 and $3.5, respectively, were deferred in accumulated other comprehensive income (loss) for the interest rate contract entered into in June 2017. During both of the three-month periods ended October 31, 2017 and 2016, we recognized $0.2 in pre-tax losses related to the termination of prior interest rate swaps. During both of the six-month periods ended October 31, 2017 and 2016, we recognized $0.3 in pre-tax losses related to the termination of prior interest rate swaps. Included as a component of accumulated other comprehensive income (loss) at October 31, 2017 and April 30, 2017, were deferred net pre-tax losses of $3.2 and $7.0, respectively, related to the active and terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $1.2 and $2.6 at October 31, 2017 and April 30, 2017, respectively. Approximately $0.3 of the net pre-tax loss will be recognized over the next 12 months related to the terminated and active interest rate contracts.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Gains (losses) on commodity contracts	$(13.9)	$(12.9)	$2.5	$(20.7)
Gains (losses) on foreign currency exchange contracts	4.3	2.7	(5.2)	8.5
Total gains (losses) recognized in cost of products sold	$(9.6)	$(10.2)	$(2.7)	$(12.2)
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$(9.6)	$(10.2)	$(2.7)	$(12.2)
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(19.3)	4.0	(25.0)	(5.7)
Unallocated derivative gains (losses)	$9.7	$(14.2)	$22.3	$(6.5)
The net cumulative unallocated derivative losses at October 31, 2017 and April 30, 2017, were $13.3 and $35.6, respectively.
The following table presents the gross contract notional value of outstanding derivative contracts.

	October 31, 2017	April 30, 2017
Commodity contracts	$394.1	$704.9
Foreign currency exchange contracts	164.1	195.4
Interest rate contract	300.0	—
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	October 31, 2017		April 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$47.6	$47.6	$47.3	$47.3
Derivative financial instruments – net	1.2	1.2	(12.9)	(12.9)
Long-term debt	(4,793.7)	(4,911.8)	(4,944.5)	(5,023.8)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at October 31, 2017
Marketable securities and other investments: (A)
Equity mutual funds	$9.7	$—	$—	$9.7
Municipal obligations	—	37.5	—	37.5
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	(2.5)	0.4	—	(2.1)
Foreign currency exchange contracts – net	(0.1)	(0.1)	—	(0.2)
Interest rate contract	—	3.5	—	3.5
Long-term debt (C)	(4,511.4)	(400.4)	—	(4,911.8)
Total financial instruments measured at fair value	$(4,503.9)	$(359.1)	$—	$(4,863.0)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2017
Marketable securities and other investments: (A)
Equity mutual funds	$1.1	$—	$—	$1.1
Municipal obligations	—	34.7	—	34.7
Money market funds	11.5	—	—	11.5
Derivative financial instruments: (B)
Commodity contracts – net	(15.8)	(0.2)	—	(16.0)
Foreign currency exchange contracts – net	0.3	2.8	—	3.1
Long-term debt (C)	(4,473.2)	(550.6)	—	(5,023.8)
Total financial instruments measured at fair value	$(4,476.1)	$(513.3)	$—	$(4,989.4)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of October 31, 2017, our municipal obligations are scheduled to mature as follows: $0.7 in 2018, $2.3 in 2019, $1.7 in 2020, $5.0 in 2021, and the remaining $27.8 in 2022 and beyond.

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

(C)
Long-term debt is comprised of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the Term Loan is based on the net present value of each interest and principal payment calculated utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements. For additional information, see Note 7: Debt and Financing Arrangements.

Note 11: Income Taxes
During the three-month and six-month periods ended October 31, 2017 and 2016, the effective tax rate varied from the U.S. statutory income tax rate primarily due to the domestic manufacturing deduction, offset by state income taxes.
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

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2017	$(43.0)	$(4.4)	$(100.0)	$4.0	$(143.4)
Reclassification adjustments	—	0.3	5.3	—	5.6
Current period credit (charge)	21.9	3.5	3.3	(0.5)	28.2
Income tax benefit (expense)	—	(1.4)	(2.9)	0.2	(4.1)
Balance at October 31, 2017	$(21.1)	$(2.0)	$(94.3)	$3.7	$(113.7)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2016	$(13.1)	$(4.8)	$(134.1)	$3.6	$(148.4)
Reclassification adjustments	—	0.3	9.1	—	9.4
Current period credit (charge)	(26.2)	—	18.8	0.4	(7.0)
Income tax benefit (expense)	—	(0.1)	(9.9)	(0.1)	(10.1)
Balance at October 31, 2016	$(39.3)	$(4.6)	$(116.1)	$3.9	$(156.1)

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
Note 14: Common Shares
The following table sets forth common share information.

	October 31, 2017	April 30, 2017
Common shares authorized	300.0	300.0
Common shares outstanding	113.6	113.4
Treasury shares	32.9	33.1
Share repurchases during the first six months of 2018 consisted of shares repurchased from stock plan recipients in lieu of cash payments. We did not repurchase any common shares during the first six months of 2018 under a repurchase plan authorized by the Board of Directors (“Board”). At October 31, 2017, we had approximately 3.6 million common shares available for repurchase pursuant to the Board's authorizations.
Note 15: Guarantor and Non-Guarantor Financial Information
In September 2017, we terminated the revolving credit facility that was entered into in September 2013, and as a result, the guarantees provided by the subsidiary guarantors were released. In addition, the subsidiary guarantors are not guarantors under the new $1.8 billion revolving credit facility. As a result, the guarantees of the subsidiary guarantors, in respect to the obligations under the Term Loan and all of our outstanding Senior Notes, were released in accordance with the terms of the amended Term Loan agreement and the indentures governing such notes, as applicable. As the Senior Notes were not guaranteed as of October 31, 2017, the condensed consolidated financial statements are not provided for the subsidiary guarantors. For additional information, see Note 7: Debt and Financing Arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollars and shares in millions, unless otherwise noted, except per share data
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2017 and 2016. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
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
Results of Operations

	Three Months Ended October 31,			Six Months Ended October 31,
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Net sales	$1,923.6	$1,913.9	1%	$3,672.5	$3,729.7	(2)%
Gross profit	$755.0	$742.9	2	$1,417.1	$1,465.6	(3)
% of net sales	39.2%	38.8%		38.6%	39.3%
Operating income	$330.7	$303.3	9	$564.5	$597.1	(5)
% of net sales	17.2%	15.8%		15.4%	16.0%
Net income:
Net income	$194.6	$177.3	10	$321.4	$347.3	(7)
Net income per common share – assuming dilution	$1.71	$1.52	13	$2.83	$2.98	(5)
Adjusted gross profit (A)	$746.2	$757.4	(1)	$1,396.4	$1,476.4	(5)
% of net sales	38.8%	39.6%		38.0%	39.6%
Adjusted operating income (A)	$383.2	$396.2	(3)	$683.7	$760.2	(10)
% of net sales	19.9%	20.7%		18.6%	20.4%
Adjusted income: (A)
Income	$229.5	$239.2	(4)	$401.1	$456.4	(12)
Earnings per share – assuming dilution	$2.02	$2.05	(1)	$3.53	$3.92	(10)

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net sales increased 1 percent in the second quarter of 2018, reflecting gains within the U.S. Retail Pet Foods and International and Away From Home segments, partially offset by declines within the U.S. Retail Consumer Foods segment. The overall net sales increase was driven by higher net price realization in the current year, partially offset by unfavorable volume/mix. Operating income increased 9 percent, primarily due to a reduction in special project costs and increased gross profit. Net income per diluted share increased 13 percent, reflecting the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the fourth quarter of 2017.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Operating income excluding non-GAAP adjustments (“adjusted operating income”) decreased 3 percent in the second quarter of 2018. The primary difference from GAAP results was the exclusion of a favorable change in the impact of unallocated derivative gains and losses as compared to the prior year, as well as special project costs. Income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”) decreased 1 percent.

Net sales decreased 2 percent in the first six months of 2018, reflecting declines within the U.S. Retail Consumer Foods and U.S. Retail Coffee segments, partially offset by gains in the U.S. Retail Pet Food and International and Away From Home segments. The overall net sales decline was driven by unfavorable volume/mix, which was partially offset by higher net price realization in the current year. Operating income decreased 5 percent, primarily due to reduced gross profit, mainly driven by the U.S. Retail Coffee segment, partially offset by a reduction in special project costs and lower selling, distribution, and administrative (“SD&A”) expenses. Net income per diluted share also decreased 5 percent and reflected the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the fourth quarter of 2017.
Adjusted operating income and adjusted earnings per share both decreased 10 percent in the first six months of 2018, with the primary difference from GAAP results being the exclusion of a favorable change in the impact of unallocated derivative gains and losses as compared to the prior year, as well as special project costs.
Net Sales
Net sales in the second quarter of 2018 increased $9.7, or 1 percent. Net price realization contributed 1 percentage point of growth, driven by higher net pricing for peanut butter and the Smucker's brand. Unfavorable volume/mix impacted net sales by 1 percentage point, as declines in the oils and baking categories were partially offset by gains in pet food. Favorable foreign currency exchange contributed $5.4 to net sales.
Net sales in the first six months of 2018 decreased $57.2, or 2 percent, reflecting a 3 percentage point impact from unfavorable volume/mix. This was driven by declines in the oils and baking categories and coffee, which were partially offset by gains in pet food. Net price realization contributed 1 percentage point to net sales, as higher net pricing for coffee, peanut butter, and the Smucker's brand was partially offset by lower net pricing for pet food and pet snacks.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Gross profit	39.2%	38.8%	38.6%	39.3%
Selling, distribution, and administrative expenses:
Marketing	6.1%	6.3%	6.3%	6.2%
Selling	3.4	3.5	3.6	3.6
Distribution	3.2	3.3	3.2	3.3
General and administrative	6.1	5.8	6.2	6.3
Total selling, distribution, and administrative expenses	18.8%	19.0%	19.4%	19.3%

Amortization	2.7	2.7	2.8	2.8
Other special project costs	0.5	1.4	1.0	1.3
Other operating expense (income) – net	0.1	(0.1)	—	(0.1)
Operating income	17.2%	15.8%	15.4%	16.0%
Amounts may not add due to rounding.

Gross profit increased $12.1, or 2 percent, in the second quarter of 2018. A net benefit of higher pricing and costs more than offset the impact of unfavorable volume/mix, primarily driven by the oils and baking categories. SD&A expenses decreased $2.2, driven by incremental synergy realization and the impact of our cost savings initiatives, which more than offset higher general and administrative expenses. Operating income increased $27.4, or 9 percent, reflecting a $16.3 reduction in special project costs, primarily due to lower integration costs.

Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $11.2, or 1 percent, in the second quarter of 2018, while adjusted operating income decreased $13.0, or 3 percent. The primary difference from GAAP results was the exclusion of a $23.9 favorable change in the impact of unallocated derivative gains and losses as compared to the prior year, as well as special project costs.
Gross profit decreased $48.5, or 3 percent, in the first six months of 2018, mainly driven by the U.S. Retail Coffee segment. The overall decline was primarily due to unfavorable volume/mix, partially offset by a net favorable impact of higher pricing and costs. SD&A expenses decreased $8.0, as incremental synergies and benefits from our cost savings initiatives more than offset an increase in marketing expense. Special project costs decreased $14.7, primarily due to a reduction in integration costs, partially offset by an increase in restructuring costs in the current year. Operating income decreased $32.6, or 5 percent.
Adjusted gross profit decreased $80.0, or 5 percent, in the first six months of 2018, while adjusted operating income decreased $76.5, or 10 percent. The primary difference from GAAP results was the exclusion of a $28.8 favorable change in the impact of unallocated derivative gains and losses as compared to the prior year, as well as special project costs.
Income Taxes
Income taxes increased 10 percent in the second quarter of 2018 and decreased 7 percent in the first six months of 2018, due to the change in income before income taxes compared to the prior period. The 2018 effective tax rates of 33.3 percent for the second quarter and 33.2 percent for the first six months were comparable to the prior year rates.
Federal tax legislation has been proposed that could significantly impact our income taxes, the amount of current taxes payable, and our deferred tax asset and liability balances. The proposals include a lower U.S. corporate income tax rate, which would require us to materially reduce our net deferred tax liability upon enactment, with a corresponding material one-time noncash income tax benefit if the legislation is passed in its current form. We will continue to evaluate the implications of this proposed legislation in its entirety.
Integration Activities
Total one-time costs related to the acquisition of Big Heart Pet Brands (“Big Heart”) are anticipated to be approximately $290.0 and will be incurred through 2018. These costs primarily consist of employee-related costs, outside service and consulting costs, and other costs related to the acquisition. We have incurred total cumulative costs of $264.2 related to the integration of Big Heart, including $7.8 and $18.9 in the second quarter and first six months of 2018, respectively.
We anticipate net realized synergies related to the Big Heart acquisition of approximately $200.0 annually by the end of 2018. To date, we have realized $196.9 of that goal, reflecting $19.1 and $37.9 of synergies in the second quarter and first six months of 2018, respectively, that were incremental to those achieved in 2017.
Restructuring Activities
An organization optimization program was approved by the Board of Directors during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization, which we expect to achieve by the end of 2018. Related projects include an organizational redesign and the optimization of our manufacturing footprint. During 2017, we exited two leased facilities in Livermore, California, and consolidated all ancient grains and pasta production into our facility in Chico, California. The consolidation of all coffee production at our Harahan, Louisiana, facility into one of our facilities in New Orleans, Louisiana, was nearly complete at the end of the second quarter of 2018. Upon completion of these initiatives, the organization optimization program will result in total headcount reductions of approximately 275 full-time positions, of which approximately 90 percent were reduced as of October 31, 2017.
Upon completion of this program in 2018, total restructuring costs related to the program are expected to be approximately $45.0, of which the majority represents employee-related costs, while the remainder primarily consists of site preparation, equipment relocation, and production start-up costs at the impacted facilities. We have incurred total cumulative restructuring costs of $39.4, $19.5 of which was incurred during 2018, including $2.8 in the second quarter.
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

Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home. During the second quarter of 2018, we added the International and Away From Home reportable segment, as a single segment manager was named to oversee the entire operating segment. Prior year segment results have not been modified, as the new reportable segment represents the previously reported combination of the International and Away From Home strategic business areas, which were previously managed separately.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’ Donuts, and Café Bustelo branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Jif, Smucker’s, Crisco, and Pillsbury branded products; and the U.S. Retail Pet Foods segment primarily includes domestic sales of Meow Mix, Milk-Bone, Natural Balance, Kibbles ’n Bits, 9Lives, Pup-Peroni, and Nature’s Recipe branded products. The International and Away From Home segment is comprised of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).

	Three Months Ended October 31,			Six Months Ended October 31,
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$552.7	$551.8	—%	$1,033.5	$1,065.1	(3)%
U.S. Retail Consumer Foods	531.5	557.3	(5)	1,023.9	1,094.3	(6)
U.S. Retail Pet Foods	552.1	531.0	4	1,073.8	1,050.5	2
International and Away From Home	287.3	273.8	5	541.3	519.8	4
Segment profit:
U.S. Retail Coffee	$152.6	$186.5	(18)%	$276.4	$360.3	(23)%
U.S. Retail Consumer Foods	130.9	118.9	10	241.8	230.3	5
U.S. Retail Pet Foods	122.9	114.5	7	221.2	236.7	(7)
International and Away From Home	53.7	51.7	4	92.0	91.2	1
Segment profit margin:
U.S. Retail Coffee	27.6%	33.8%		26.7%	33.8%
U.S. Retail Consumer Foods	24.6	21.3		23.6	21.0
U.S. Retail Pet Foods	22.3	21.6		20.6	22.5
International and Away From Home	18.7	18.9		17.0	17.5
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $0.9 in the second quarter of 2018, reflecting a slight increase in net price realization. Unfavorable volume/mix for the Folgers brand was mostly offset by gains for the Dunkin’ Donuts and Café Bustelo brands. Segment profit decreased $33.9, primarily due to higher green coffee costs and the unfavorable impact of volume/mix. We anticipate that the impact of higher costs will moderate throughout the remainder of the year.
The U.S. Retail Coffee segment net sales decreased $31.6 in the first six months of 2018. Volume/mix reduced net sales by 4 percentage points, driven by declines for the Folgers brand, partially offset by gains for the Dunkin’ Donuts and Café Bustelo brands. Net price realization improved slightly, contributing 1 percentage point to net sales. Segment profit decreased $83.9, primarily due to the impact of volume/mix and the net unfavorable impact of higher green coffee costs and higher pricing.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $25.8 in the second quarter of 2018. Volume/mix reduced net sales by 9 percentage points, primarily driven by the Crisco and Pillsbury brands. Net price realization increased net sales by 4 percentage points, primarily driven by the Jif and Smucker's brands. Segment profit increased $12.0 due to higher net pricing and reduced marketing expense, partially offset by the unfavorable impact of volume/mix.
The U.S. Retail Consumer Foods segment net sales decreased $70.4 in the first six months of 2018. Volume/mix reduced net sales by 10 percentage points, primarily driven by the Crisco, Pillsbury, and Smucker's brands. Net price realization was higher and added 4 percentage points to net sales, primarily attributed to the Smucker's, Jif, and Crisco brands. Segment profit increased $11.5, as the unfavorable impact of volume/mix was more than offset by higher pricing and reduced marketing expense.

U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales increased $21.1 in the second quarter of 2018. Favorable volume/mix, driven by the Nature’s Recipe and Meow Mix brands, increased net sales by 5 percentage points. We expanded distribution of the Nature's Recipe brand into grocery and mass merchandise outlets during the third quarter of 2017. Net price realization declined slightly, primarily related to the Meow Mix brand. Segment profit increased $8.4, primarily reflecting incremental synergies and benefits from our cost saving initiatives, which more than offset increased marketing expense, mainly related to the Nature's Recipe brand.
The U.S. Retail Pet Foods segment net sales increased $23.3 in the first six months of 2018. Favorable volume/mix, driven by the Nature’s Recipe and Natural Balance brands, increased net sales by 3 percentage points. The impact of volume/mix was partially offset by lower net price realization. Segment profit decreased $15.5, primarily due to increased marketing expense, mainly related to the Nature's Recipe brand.
International and Away From Home
The International and Away From Home segment net sales increased $13.5 in the second quarter of 2018, reflecting $5.4 of favorable foreign currency exchange impact and favorable volume/mix, which increased net sales by 2 percentage points, driven by the Jif and Smucker's brands. In addition, net price realization increased net sales by 1 percentage point. Segment profit increased $2.0, driven by the contribution from favorable volume/mix and foreign currency exchange.
The International and Away From Home segment net sales increased $21.5 in the first six months of 2018, reflecting favorable volume/mix, which increased net sales by 2 percentage points, driven by the Jif and Smucker's brands. Net price realization and the impact of foreign currency exchange also contributed favorably to net sales. Segment profit increased $0.8, as the contribution from favorable volume/mix was mostly offset by the net unfavorable impact of higher costs and prices and expenses related to the construction of a Smucker's Uncrustables® manufacturing facility in Longmont, Colorado.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At October 31, 2017, total cash and cash equivalents was $180.3, compared to $166.8 at April 30, 2017.
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
The following table presents selected cash flow information.

	Six Months Ended October 31,
	2017	2016
Net cash provided by (used for) operating activities	$434.6	$375.3
Net cash provided by (used for) investing activities	(106.3)	(96.3)
Net cash provided by (used for) financing activities	(321.2)	(261.1)

Net cash provided by (used for) operating activities	$434.6	$375.3
Additions to property, plant, and equipment	(130.0)	(84.0)
Free cash flow (A)	$304.6	$291.3

(A)
Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $59.3 increase in cash provided by operating activities in the first six months of 2018 was mainly due to a less significant increase in working capital during 2018, as compared to the prior year, partially offset by lower net income in 2018. The change in working capital in the current year, as compared to the prior year, was driven by accounts payable, inventory, and trade receivables.

Cash used for investing activities in the first six months of 2018 consisted primarily of $130.0 in capital expenditures, partially offset by a $23.7 reduction in our derivative cash margin account balances. Cash used for investing activities in the first six months of 2017 consisted primarily of $84.0 in capital expenditures and a $12.7 increase in our derivative cash margin account balances.
Cash used for financing activities in the first six months of 2018 consisted primarily of dividend payments of $173.4 and a $150.0 prepayment on our Term Loan. Cash used for financing activities in the first six months of 2017 consisted primarily of $200.0 in prepayments on the Term Loan and dividend payments of $164.9, partially offset by a $122.0 increase in short-term borrowings during 2017.
Capital Resources
The following table presents our capital structure.

	October 31, 2017	April 30, 2017
Current portion of long-term debt	$499.6	$499.0
Short-term borrowings	463.9	454.0
Long-term debt, less current portion	4,294.1	4,445.5
Total debt	$5,257.6	$5,398.5
Shareholders’ equity	7,036.3	6,850.2
Total capital	$12,293.9	$12,248.7
In September 2017, we entered into an unsecured revolving credit facility with a group of 11 banks, which provides for a revolving credit line of $1.8 billion and matures in September 2022. Additionally, we terminated the previous $1.5 billion credit facility. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at October 31, 2017.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time, which was increased from the previous limit of $1.0 billion in conjunction with entering into the new unsecured revolving credit facility in September 2017. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2017, we had $463.9 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 1.41 percent.
During the first six months of 2018, we reduced total debt by $140.9, driven by the $150.0 prepayment on the Term Loan during the second quarter.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.
As of October 31, 2017, we had approximately 3.6 million common shares available for repurchase under the Board of Directors' authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.

During 2017, we announced our plans to build a Smucker's Uncrustables frozen sandwich manufacturing facility in Longmont, Colorado. Construction of the facility began in June 2017, and production is expected to begin in calendar year 2019. The new facility will help meet growing demand for Smucker's Uncrustables frozen sandwiches and will complement our existing facility in Scottsville, Kentucky. The Longmont facility will be constructed in two phases, with a total potential investment of $340.0. Phase 1 will include up to an initial $200.0 investment to construct and equip the new facility, with an opportunity to invest an additional $140.0 for phase 2 expansion, dependent on product demand.

On May 30, 2017, we announced a definitive agreement to acquire the Wesson oil brand from Conagra Brands, Inc. (“Conagra”). The all-cash transaction, which is expected to be funded primarily with debt, is valued at approximately $285.0, subject to a post-closing working capital adjustment. We anticipate the addition of the Wesson brand will add annual net sales of approximately $230.0. Following the close of the transaction, Conagra will continue to manufacture products sold under the Wesson brand and provide certain other transition services for up to one year. After the transition period, we expect to consolidate Wesson production into our existing oils manufacturing facility in Cincinnati, Ohio. Within two years after the closing, we expect to realize synergies of approximately $20.0 annually.
The transaction is subject to certain customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). On August 28, 2017, both parties received a request for additional information under the HSR Act (a “second request”) from the U.S. Federal Trade Commission (“FTC”) in connection with the FTC's review of the transaction. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the request, or as the parties otherwise agree, unless the waiting period is terminated earlier by the FTC. The agreement to acquire the Wesson brand provides that, unless otherwise agreed upon by both parties, if the closing of the transaction has not occurred on or prior to March 31, 2018, because HSR approval has not been received as of such date, then either party may terminate the agreement.
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our commercial paper program and revolving credit facility, and access to capital markets, will be sufficient to meet cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, interest and principal payments on debt outstanding, and share repurchases. As of October 31, 2017, total cash and cash equivalents of $172.3 was held by our international subsidiaries. We do not intend to repatriate these funds to meet any of these cash requirements. Should we repatriate these funds, we may be required to pay taxes based on the applicable U.S. tax rates net of any foreign tax credit consideration.
Federal tax legislation has been proposed, which includes a mandatory one-time tax of presently-deferred foreign earnings. Repatriation of those funds could occur at a reduced tax rate if the legislation is passed in its current form. We will continue to evaluate the implications of this proposed legislation in its entirety.
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Gross profit reconciliation:
Gross profit	$755.0	$742.9	$1,417.1	$1,465.6
Unallocated derivative losses (gains)	(9.7)	14.2	(22.3)	6.5
Cost of products sold – special project costs	0.9	0.3	1.6	4.3
Adjusted gross profit	$746.2	$757.4	$1,396.4	$1,476.4
Operating income reconciliation:
Operating income	$330.7	$303.3	$564.5	$597.1
Amortization	51.6	51.8	103.1	103.5
Unallocated derivative losses (gains)	(9.7)	14.2	(22.3)	6.5
Cost of products sold – special project costs	0.9	0.3	1.6	4.3
Other special project costs	9.7	26.6	36.8	48.8
Adjusted operating income	$383.2	$396.2	$683.7	$760.2
Net income reconciliation:
Net income	$194.6	$177.3	$321.4	$347.3
Income taxes	97.2	88.2	159.4	171.6
Amortization	51.6	51.8	103.1	103.5
Unallocated derivative losses (gains)	(9.7)	14.2	(22.3)	6.5
Cost of products sold – special project costs	0.9	0.3	1.6	4.3
Other special project costs	9.7	26.6	36.8	48.8
Adjusted income before income taxes	$344.3	$358.4	$600.0	$682.0
Income taxes, as adjusted (A)	114.8	119.2	198.9	225.6
Adjusted income	$229.5	$239.2	$401.1	$456.4
Weighted-average shares – assuming dilution	113.6	116.6	113.6	116.5
Adjusted earnings per share – assuming dilution	$2.02	$2.05	$3.53	$3.92

(A)	Income taxes, as adjusted is based upon our GAAP effective tax rate and reflects the impact of items excluded from GAAP net income to derive adjusted income.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.
As of October 31, 2017, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2017.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at October 31, 2017, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, London Interbank Offered Rate, and commercial paper rates in the U.S.

We utilize derivative instruments to manage changes in the fair value and cash flows of our debt. Interest rate contracts mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet, and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract is designated as a cash flow hedge, and as a result, an unrealized gain of $3.5 was deferred in accumulated other comprehensive income (loss) at October 31, 2017. A hypothetical 10 percent decrease in treasury rates at October 31, 2017 would not materially impact the fair value of this interest rate contract.
In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge, and used to hedge against the changes in fair value of debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At October 31, 2017, the remaining benefit of $32.4 was recorded as an increase in the long-term debt balance.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at October 31, 2017, would increase the fair value of our long-term debt by $331.5.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2017, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency exchange forwards and options contracts to manage the price volatility of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of October 31, 2017, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during the six-month period ended October 31, 2017. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
Commodity Price Risk: We use certain raw materials and other commodities that are subject to price volatility caused by supply and demand conditions, political and economic variables, weather, investor speculation, and other unpredictable factors. To manage the volatility related to anticipated commodity purchases, we use derivatives with maturities of generally less than one year. We do not qualify commodity derivatives for hedge accounting treatment. As a result, the gains and losses on all commodity derivatives are immediately recognized in cost of products sold.
The following sensitivity analysis presents our potential loss of fair value resulting from a hypothetical 10 percent change in market prices related to commodities.

	October 31, 2017	April 30, 2017
High	$40.4	$40.8
Low	16.3	13.2
Average	28.4	26.5
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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	our ability to achieve cost savings related to our organization optimization and cost management programs in the amounts and within the time frames currently anticipated;

•	our ability to satisfy the closing conditions for the Wesson transaction, including receipt of required regulatory approvals, without unexpected delays or conditions;

•	our ability to generate sufficient cash flow to meet our cash deployment objectives;

•	volatility of commodity, energy, and other input costs;

•	risks associated with derivative and purchasing strategies we employ to manage commodity pricing risks;

•	the availability of reliable transportation on acceptable terms;

•	our ability to implement and realize the full benefit of price changes, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses, including product innovation;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents, extreme weather, and natural disasters;

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2017 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dollars in millions, except per share data
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2017 - August 31, 2017	337	$114.90	—	3,586,598
September 1, 2017 - September 30, 2017	278	113.89	—	3,586,598
October 1, 2017 - October 31, 2017	—	—	—	3,586,598
Total	615	$114.45	—	3,586,598
Information set forth in the table above represents the activity in our second fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of October 31, 2017, there were 3,586,598 common shares remaining available for future repurchase pursuant to our Board of Directors' authorizations.
.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 33 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 2017	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Vice Chair and Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the Securities and Exchange Commission.

Exhibit Number	Exhibit Description
10.1
Revolving Credit Agreement, dated as of September 1, 2017, by and among The J. M. Smucker Company, Smucker Foods of Canada Corp., Bank of America, N.A., as Administrative Agent, and the several financial institutions from time to time party thereto

10.2
Amendment No. 1, dated as of September 1, 2017, to the Term Loan Credit Agreement, by and among The J. M. Smucker Company, Bank of America, N.A., as the Administrative Agent and as a lender, and the several financial institutions from time to time party thereto

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