Form 10-Q
period 2018-01-31
J M SMUCKER Co
filed 2018-02-23
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 113,599,142 common shares outstanding on February 16, 2018.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2018	2017	2018	2017
Net sales	$1,903.3	$1,878.8	$5,575.8	$5,608.5
Cost of products sold	1,174.8	1,155.9	3,430.2	3,420.0
Gross Profit	728.5	722.9	2,145.6	2,188.5
Selling, distribution, and administrative expenses	331.9	337.2	1,043.0	1,056.3
Amortization	51.6	51.7	154.7	155.2
Impairment charges	176.9	75.7	176.9	75.7
Other special project costs (A)	5.6	18.0	42.4	66.8
Other operating expense (income) – net	(0.2)	2.6	1.4	(0.3)
Operating Income	162.7	237.7	727.2	834.8
Interest expense – net	(43.1)	(40.3)	(126.7)	(122.8)
Other income (expense) – net	(3.6)	0.2	(3.7)	4.5
Income Before Income Taxes	116.0	197.6	596.8	716.5
Income tax expense (benefit)	(715.3)	63.0	(555.9)	234.6
Net Income	$831.3	$134.6	$1,152.7	$481.9
Earnings per common share:
Net Income	$7.32	$1.16	$10.15	$4.14
Net Income – Assuming Dilution	$7.32	$1.16	$10.15	$4.14
Dividends Declared per Common Share	$0.78	$0.75	$2.34	$2.25

(A)	Other special project costs includes integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2018	2017	2018	2017
Net income	$831.3	$134.6	$1,152.7	$481.9
Other comprehensive income (loss):
Foreign currency translation adjustments	21.9	9.0	43.8	(17.2)
Cash flow hedging derivative activity, net of tax	(0.5)	0.1	1.9	0.3
Pension and other postretirement benefit plans activity, net of tax	1.1	1.3	6.8	19.3
Available-for-sale securities activity, net of tax	0.1	(0.7)	(0.2)	(0.4)
Total Other Comprehensive Income (Loss)	22.6	9.7	52.3	2.0
Comprehensive Income	$853.9	$144.3	$1,205.0	$483.9
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2018	April 30, 2017
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$186.2	$166.8
Trade receivables, less allowance for doubtful accounts	422.7	438.7
Inventories:
Finished products	584.6	562.4
Raw materials	324.5	343.3
Total Inventory	909.1	905.7
Other current assets	91.9	130.6
Total Current Assets	1,609.9	1,641.8
Property, Plant, and Equipment
Land and land improvements	119.9	115.6
Buildings and fixtures	807.5	766.2
Machinery and equipment	2,049.2	1,983.0
Construction in progress	153.2	116.9
Gross Property, Plant, and Equipment	3,129.8	2,981.7
Accumulated depreciation	(1,496.1)	(1,364.2)
Total Property, Plant, and Equipment	1,633.7	1,617.5
Other Noncurrent Assets
Goodwill	5,949.4	6,077.1
Other intangible assets – net	5,970.8	6,149.9
Other noncurrent assets	165.4	153.4
Total Other Noncurrent Assets	12,085.6	12,380.4
Total Assets	$15,329.2	$15,639.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$471.2	$477.2
Accrued trade marketing and merchandising	117.3	106.0
Current portion of long-term debt	—	499.0
Short-term borrowings	254.0	454.0
Other current liabilities	247.4	296.4
Total Current Liabilities	1,089.9	1,832.6
Noncurrent Liabilities
Long-term debt, less current portion	4,688.5	4,445.5
Deferred income taxes	1,380.6	2,167.0
Other noncurrent liabilities	366.0	344.4
Total Noncurrent Liabilities	6,435.1	6,956.9
Total Liabilities	7,525.0	8,789.5
Shareholders’ Equity
Common shares	28.9	28.4
Additional capital	5,739.7	5,724.7
Retained income	2,126.7	1,240.5
Accumulated other comprehensive income (loss)	(91.1)	(143.4)
Total Shareholders’ Equity	7,804.2	6,850.2
Total Liabilities and Shareholders’ Equity	$15,329.2	$15,639.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2018	2017
Operating Activities
Net income	$1,152.7	$481.9
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	157.2	159.6
Amortization	154.7	155.2
Impairment charges	176.9	75.7
Share-based compensation expense	16.8	22.0
Remeasurement of U.S. deferred tax assets and liabilities	(791.9)	—
Loss on disposal of assets – net	5.3	3.9
Other noncash adjustments	4.0	0.4
Defined benefit pension contributions	(32.4)	(6.5)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	18.6	27.0
Inventories	1.6	(98.6)
Other current assets	19.4	26.9
Accounts payable	15.9	(3.4)
Accrued liabilities	11.7	(13.5)
Income and other taxes	(33.9)	(57.1)
Other – net	27.0	21.3
Net Cash Provided by (Used for) Operating Activities	903.6	794.8
Investing Activities
Additions to property, plant, and equipment	(210.3)	(136.6)
Proceeds from disposal of property, plant, and equipment	8.9	0.4
Other – net	29.6	(11.9)
Net Cash Provided by (Used for) Investing Activities	(171.8)	(148.1)
Financing Activities
Short-term borrowings (repayments) – net	(200.0)	(142.0)
Proceeds from long-term debt	799.6	—
Repayments of long-term debt	(1,050.3)	(200.0)
Quarterly dividends paid	(261.4)	(252.1)
Purchase of treasury shares	(6.9)	(19.0)
Other – net	(6.2)	0.7
Net Cash Provided by (Used for) Financing Activities	(725.2)	(612.4)
Effect of exchange rate changes on cash	12.8	(4.5)
Net increase (decrease) in cash and cash equivalents	19.4	29.8
Cash and cash equivalents at beginning of period	166.8	109.8
Cash and Cash Equivalents at End of Period	$186.2	$139.6
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
Operating results for the nine months ended January 31, 2018, are not necessarily indicative of the results that may be expected for the year ending April 30, 2018. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2017.
Note 2: Recently Issued Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 will be effective for us on May 1, 2019, with the option to early adopt at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting and enables companies to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 is effective for us on May 1, 2019, but we have elected to early adopt during the second quarter of 2018, as permitted. Early adoption of this ASU had an overall immaterial impact on our condensed consolidated financial statements and disclosures. For additional information, see Note 10: Derivative Financial Instruments.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test and requires an impairment charge to be recorded based on the excess of a reporting unit's carrying value over its fair value. ASU 2017-04 is effective for us on May 1, 2020, but we have elected to early adopt on a prospective basis during the third quarter of 2018, as permitted. For additional information, see Note 7: Goodwill and Other Intangible Assets.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. ASU 2016-02 will be effective for us on May 1, 2019, with the option to early adopt at any time prior to the effective date. It will require a modified retrospective application for leases existing at, or entered into after, the beginning of the earliest comparative period presented and will exclude any leases that expired before the date of initial application. We are currently compiling an inventory of our lease arrangements in order to determine the impact the new guidance will have on our consolidated financial statements and disclosures. We are also in the process of evaluating lease accounting software as we prepare for the standard's additional reporting requirements. Based on our assessment to date, we expect the adoption of ASU 2016-02 will result in a significant increase in lease-related assets and liabilities recognized in our Consolidated Balance Sheets, but we are unable to quantify the impact at this time.
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
Following the close of the transaction, Conagra will continue to manufacture products sold under the Wesson brand and provide certain other transition services. We expect to consolidate Wesson production into our existing oils manufacturing facility in Cincinnati, Ohio, within one year.
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
The following table summarizes our one-time costs incurred related to the Big Heart acquisition.

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Costs Incurred to Date at January 31, 2018
	2018	2017	2018	2017
Employee-related costs	$2.0	$4.7	$8.2	$17.9	$90.3
Outside service and consulting costs	1.6	8.1	9.1	26.5	115.1
Other costs	1.2	0.8	6.4	12.0	63.6
Total one-time costs	$4.8	$13.6	$23.7	$56.4	$269.0
Noncash charges of $0.3 and $2.8 were included in the one-time costs incurred during the three and nine months ended January 31, 2018, respectively, and $1.6 and $8.6 during the three and nine months ended January 31, 2017, respectively. Noncash charges included in total one-time costs incurred to date were $30.6, which primarily consisted of share-based compensation and accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.4 and $5.3 at January 31, 2018 and April 30, 2017, respectively.
Restructuring Costs: An organization optimization program was approved by the Board of Directors during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization, which we expect to achieve by the end of 2018. Related projects include an organizational redesign and the optimization of our manufacturing footprint. During 2017, we exited two leased facilities in Livermore, California, and consolidated all ancient grains and pasta production into our facility in Chico, California. We consolidated all of our coffee produced at our Harahan, Louisiana, facility into one of our facilities in New Orleans, Louisiana, which was completed during the third quarter of 2018. The organization optimization program is nearly complete and has resulted in total headcount reductions of approximately 275 full-time positions.
Upon completion of this program in 2018, total restructuring costs are expected to be approximately $45.0, of which the majority represents employee-related costs, while the remainder primarily consists of site preparation, equipment relocation, and production start-up costs at the impacted facilities.
The following table summarizes our one-time costs incurred related to the organization optimization program.

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Costs Incurred to Date at January 31, 2018
	2018	2017	2018	2017
Employee-related costs	$(0.5)	$3.4	$11.1	$10.7	$24.8
Outside service and consulting costs	0.1	—	0.3	1.7	2.1
Other costs	3.5	1.5	11.2	2.8	15.6
Total one-time costs	$3.1	$4.9	$22.6	$15.2	$42.5
Noncash charges of $2.9 and $9.8 were included in the one-time costs incurred during the three and nine months ended January 31, 2018, respectively, and $0.5 and $1.5 during the three and nine months ended January 31, 2017, respectively. Noncash charges included in total one-time costs incurred to date were $11.9, and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $1.1 and $3.3 at January 31, 2018 and April 30, 2017, respectively.
Note 5: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home. During the second quarter of 2018, we added the International and Away From Home reportable segment, as a single segment manager was named to oversee the entire operating segment. Prior year segment results have not been modified, as the new reportable segment represents the previously reported combination of the International and Away From Home strategic business areas, which were previously managed separately and not individually significant.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Net sales:
U.S. Retail Coffee	$550.5	$537.6	$1,584.0	$1,602.7
U.S. Retail Consumer Foods	511.6	517.3	1,535.5	1,611.6
U.S. Retail Pet Foods	561.9	550.9	1,635.7	1,601.4
International and Away From Home	279.3	273.0	820.6	792.8
Total net sales	$1,903.3	$1,878.8	$5,575.8	$5,608.5
Segment profit:
U.S. Retail Coffee	$182.1	$172.2	$458.5	$532.5
U.S. Retail Consumer Foods	121.3	119.2	363.1	349.5
U.S. Retail Pet Foods	118.0	126.3	339.2	363.0
International and Away From Home	52.6	45.5	144.6	136.7
Total segment profit	$474.0	$463.2	$1,305.4	$1,381.7
Amortization	(51.6)	(51.7)	(154.7)	(155.2)
Impairment charges	(176.9)	(75.7)	(176.9)	(75.7)
Interest expense – net	(43.1)	(40.3)	(126.7)	(122.8)
Unallocated derivative gains (losses)	(0.7)	0.8	21.6	(5.7)
Cost of products sold – special project costs (A)	(2.3)	(0.5)	(3.9)	(4.8)
Other special project costs (A)	(5.6)	(18.0)	(42.4)	(66.8)
Corporate administrative expenses	(74.2)	(80.4)	(221.9)	(238.7)
Other income (expense) – net	(3.6)	0.2	(3.7)	4.5
Income before income taxes	$116.0	$197.6	$596.8	$716.5

(A)	Special project costs includes integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.

Note 6: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Net income	$831.3	$134.6	$1,152.7	$481.9
Less: Net income allocated to participating securities	4.4	0.6	6.1	2.2
Net income allocated to common stockholders	$826.9	$134.0	$1,146.6	$479.7
Weighted-average common shares outstanding	113.0	115.9	113.0	115.9
Add: Dilutive effect of stock options	—	0.1	—	0.1
Weighted-average common shares outstanding – assuming dilution	113.0	116.0	113.0	116.0
Net income per common share	$7.32	$1.16	$10.15	$4.14
Net income per common share – assuming dilution	$7.32	$1.16	$10.15	$4.14
Note 7: Goodwill and Other Intangible Assets

A summary of changes in goodwill by reportable segment is as follows:

	U.S. Retail Coffee	U.S. Retail Consumer Foods	U.S. Retail Pet Foods	International and Away From Home	Total
Balance at May 1, 2016	$2,090.9	$1,600.9	$1,969.5	$429.8	$6,091.1
Other (A)	—	(1.9)	—	(12.1)	(14.0)
Balance at April 30, 2017	$2,090.9	$1,599.0	$1,969.5	$417.7	$6,077.1
Impairment charges (B)	—	—	(145.0)	—	(145.0)
Other (A)	—	2.4	—	14.9	17.3
Balance at January 31, 2018	$2,090.9	$1,601.4	$1,824.5	$432.6	$5,949.4

(A)	The amounts classified as other represent foreign currency exchange adjustments.

(B)	There have been no goodwill impairment charges recognized in prior periods.

The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency exchange adjustments.

	January 31, 2018			April 30, 2017
	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$3,520.1	$918.0	$2,602.1	$3,520.1	$802.1	$2,718.0
Patents and technology	168.5	111.2	57.3	168.5	101.4	67.1
Trademarks	556.4	136.8	419.6	556.4	112.7	443.7
Total intangible assets subject to amortization	$4,245.0	$1,166.0	$3,079.0	$4,245.0	$1,016.2	$3,228.8
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$3,078.1	$186.3	$2,891.8	$3,078.1	$157.0	$2,921.1
Total other intangible assets	$7,323.1	$1,352.3	$5,970.8	$7,323.1	$1,173.2	$6,149.9

We review goodwill and other indefinite-lived intangible assets at least annually on February 1 for impairment, and more often if indicators of impairment exist.

During the third quarter of 2018, we completed our long-range planning process which resulted in a decline in forecasted net sales for the U.S. Retail Pet Foods segment. As a result of the decreased projections, as well as the narrow differences between estimated fair value and carrying value as of April 30, 2017, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment. We recognized total impairment charges of $176.9 during the third quarter of 2018, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively, to the extent the carrying values exceeded the estimated fair values. These charges were included as a noncash charge in our Condensed Statement of Consolidated Income. Furthermore, we early adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment in connection with the third quarter of 2018 interim impairment analysis. As a result, we did not perform Step 2 of the goodwill impairment test for the goodwill of the Pet Foods reporting unit, and recorded the impairment charge based on the excess of the reporting unit's carrying value over its fair value. For further details, refer to Note 2: Recently Issued Accounting Standards.

During the third quarter of 2017, we completed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment as a result of a decline in the 2017 actual and forecasted net sales for the U.S. Retail Pet Foods segment, as well as an increase in our weighted-average cost of capital, which reflected the rising market-based interest rates throughout the year. As a result, we recognized an impairment charge of $75.7 related to certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, to the extent that carrying value exceeded the estimated fair value, which was included as a noncash charge in our Condensed Statement of Consolidated Income. We did not recognize an impairment charge related to the goodwill of the Pet Foods reporting unit during the third quarter of 2017.

The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment remain susceptible to future impairment charges as the carrying values approximate estimated fair values at January 31, 2018. In addition, the goodwill related to the Pet Foods reporting unit remains susceptible to future impairment charges, as the U.S. deferred tax assets and liabilities remeasurement that was recorded during the third quarter of 2018, as a result of the enactment of tax legislation in December 2017, is provisional. As such, we could have additional adjustments to the U.S. deferred tax assets and liabilities in the future as we refine our tax calculations, which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts, thus impacting the carrying value of the Pet Foods reporting unit. These adjustments would be reflected as a change in accounting estimate during the period identified. For further details, refer to Note 12: Income Taxes.
Note 8: Debt and Financing Arrangements
Long-term debt consists of the following:

	January 31, 2018		April 30, 2017
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
1.75% Senior Notes due March 15, 2018	$—	$—	$500.0	$499.0
2.20% Senior Notes due December 6, 2019	300.0	298.4	—	—
2.50% Senior Notes due March 15, 2020	500.0	497.5	500.0	496.6
3.50% Senior Notes due October 15, 2021	750.0	777.3	750.0	782.6
3.00% Senior Notes due March 15, 2022	400.0	397.1	400.0	396.6
3.50% Senior Notes due March 15, 2025	1,000.0	994.2	1,000.0	993.6
3.38% Senior Notes due December 15, 2027	500.0	495.7	—	—
4.25% Senior Notes due March 15, 2035	650.0	643.0	650.0	642.6
4.38% Senior Notes due March 15, 2045	600.0	585.3	600.0	584.9
Term Loan Credit Agreement due March 23, 2020	—	—	550.0	548.6
Total long-term debt	$4,700.0	$4,688.5	$4,950.0	$4,944.5
Current portion of long-term debt	—	—	500.0	499.0
Total long-term debt, less current portion	$4,700.0	$4,688.5	$4,450.0	$4,445.5

(A)
Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of terminated interest rate contracts, offering discounts, and capitalized debt issuance costs.

In December 2017, we completed an offering of $800.0 in Senior Notes due December 6, 2019 and December 15, 2027. The Senior Notes included $6.1 of capitalized debt issuance costs and offering discounts to be amortized to interest expense over the time for which the debt is outstanding. The net proceeds from the offering were used to prepay the $500.0 in principal amount of the Senior Notes due March 15, 2018. In addition, we prepaid, in full, the remaining outstanding balance of the $1.8 billion senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”). During the three and nine months ended January 31, 2018, we prepaid on the Term Loan $400.0 and $550.0, respectively. As a result of prepaying both the Senior Notes due March 15, 2018 and the Term Loan, we recognized debt costs of $1.7, which primarily consisted of the write-off of capitalized debt issuance costs, and were included in interest expense. Concurrent with the pricing of the Senior Notes due December 15, 2027, we terminated the treasury lock prior to maturity, resulting in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and will be amortized as a reduction to interest expense over the life of the debt. For additional information on the treasury lock, see Note 10: Derivative Financial Instruments.
All of our Senior Notes outstanding at January 31, 2018, are unsecured and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
In September 2017, we entered into an unsecured revolving credit facility with a group of 11 banks, which provides for a revolving credit line of $1.8 billion and matures in September 2022. Additionally, we terminated the previous $1.5 billion credit facility. The new revolving credit facility included $4.1 of capitalized debt issuance costs, which will be amortized to interest expense over the time for which the revolving credit facility is effective. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, London Interbank Offered Rate (“LIBOR”), or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the current and previous revolving credit facilities at January 31, 2018 and April 30, 2017, respectively. As a result of the termination of the previous $1.5 billion credit facility, and because there are no subsidiary guarantors of the new $1.8 billion credit facility, the guarantees provided by the Company's subsidiaries, J. M. Smucker LLC and The Folgers Coffee Company (the “subsidiary guarantors”), related to the obligations under the Term Loan and all of our outstanding Senior Notes were released. For additional information, see Note 16: Guarantor and Non-Guarantor Financial Information.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time, which was increased from the previous limit of $1.0 billion in conjunction with entering into the new unsecured revolving credit facility in September 2017. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2018 and April 30, 2017, we had $254.0 and $454.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 1.75 percent and 1.15 percent, respectively.
Interest paid totaled $4.7 and $3.1 for the three months ended January 31, 2018 and 2017, respectively, and $88.2 and $84.4 for the nine months ended January 31, 2018 and 2017, respectively. This differs from interest expense due to the timing of interest payments, amortization of debt issuance costs and discounts, effect of interest rate contracts, other debt fees, and capitalized interest.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 9: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2018	2017	2018	2017
Service cost	$1.3	$3.0	$0.5	$0.5
Interest cost	5.4	6.2	0.5	0.7
Expected return on plan assets	(7.2)	(7.3)	—	—
Amortization of net actuarial loss (gain)	2.9	3.3	(0.1)	—
Amortization of prior service cost (credit)	0.2	0.3	(0.4)	(0.4)
Net periodic benefit cost	$2.6	$5.5	$0.5	$0.8

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2018	2017	2018	2017
Service cost	$4.7	$10.7	$1.5	$1.7
Interest cost	16.2	19.1	1.6	2.0
Expected return on plan assets	(21.6)	(21.9)	—	—
Amortization of net actuarial loss (gain)	8.6	10.4	(0.3)	(0.1)
Amortization of prior service cost (credit)	0.7	0.9	(1.1)	(1.1)
Settlement loss	—	0.1	—	—
Net periodic benefit cost	$8.6	$19.3	$1.7	$2.5
As of April 30, 2017, we changed the approach utilized to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. As of April 30, 2017, we utilized a spot rate approach for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows to provide a better estimate of service and interest costs. This approach does not affect the measurement of the total benefit obligations, and has been accounted for as a change in estimate that is effected by a change in accounting principle. As such, we accounted for this change in methodology on a prospective basis beginning May 1, 2017, which will result in a benefit of approximately $4.3 in 2018.
During the first quarter of 2017, we announced our plans to harmonize our retirement benefits and freeze our non-union U.S. defined benefit pension plans by December 31, 2017. The amendments resulted in an immaterial net settlement loss and a decrease in accumulated other comprehensive income (loss) of $25.2 at July 31, 2016. As a result of the plan changes that occurred at the end of calendar year 2017, we expect to realize additional future savings.
During the third quarter of 2018, we made additional contributions to the defined benefit pension plans of $20.0, and as a result, we anticipate total contributions to be $35.1 in 2018, of which the majority has been contributed as of January 31, 2018. The additional contribution was funded by the current year tax savings that resulted from the tax legislation that was enacted during the third quarter of 2018. For further details on the tax legislation changes, refer to Note 12: Income Taxes.
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
Commodity Price Management: We enter into commodity derivatives to manage price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, edible oils, corn, wheat, and soybean meal. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
We do not qualify commodity derivatives for hedge accounting treatment and, as a result, the derivative gains and losses are immediately recognized in earnings. Although we do not perform the assessments required to achieve hedge accounting for derivative positions, we believe all of our commodity derivatives are economic hedges of our risk exposure.
The commodities hedged have a high inverse correlation to price changes of the derivative instrument. Thus, we would expect that over time any gain or loss in the estimated fair value of the derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.
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
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract was designated as a cash flow hedge. In December 2017, concurrent with the pricing of the Senior Notes due December 15, 2027, we terminated the treasury lock prior to maturity. The termination resulted in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and will be amortized as a reduction to interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was deferred and is being recognized over the remaining life of the underlying debt as a reduction of interest expense. To date, we have recognized $23.1, of which $2.0 and $5.9 was recognized during the three and nine months ended January 31, 2018, respectively. The remaining gain will be recognized as follows: $1.9 through the remainder of 2018, $8.0 in 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2018
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$8.9	$5.9	$—	$—
Foreign currency exchange contracts	0.1	4.4	0.1	0.2
Total derivative instruments	$9.0	$10.3	$0.1	$0.2

	April 30, 2017
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$5.2	$21.2	$—	$—
Foreign currency exchange contracts	3.2	0.1	—	—
Total derivative instruments	$8.4	$21.3	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded commodity derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At January 31, 2018 and April 30, 2017, we maintained cash margin account balances of $12.2 and $41.8, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.
During the three and nine months ended January 31, 2018, interest expense – net, as presented in the Condensed Statements of Consolidated Income, was $43.1 and $126.7, respectively. Within interest expense, during both of the three-month periods ended January 31, 2018 and 2017, we recognized pre-tax losses of $0.1 related to the termination of prior interest rate contracts. Within interest expense, during both of the nine-month periods ended January 31, 2018 and 2017, we recognized $0.4 in pre-tax losses related to the termination of prior interest rate contracts. Included as a component of accumulated other comprehensive income (loss) at January 31, 2018 and April 30, 2017, were deferred net pre-tax losses of $3.9 and $7.0, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $1.4 and $2.6 at January 31, 2018 and April 30, 2017, respectively. Approximately $0.4 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Gains (losses) on commodity contracts	$(1.8)	$6.4	$0.7	$(14.3)
Gains (losses) on foreign currency exchange contracts	(4.9)	(3.8)	(10.1)	4.7
Total gains (losses) recognized in cost of products sold	$(6.7)	$2.6	$(9.4)	$(9.6)
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$(6.7)	$2.6	$(9.4)	$(9.6)
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(6.0)	1.8	(31.0)	(3.9)
Unallocated derivative gains (losses)	$(0.7)	$0.8	$21.6	$(5.7)
The net cumulative unallocated derivative losses at January 31, 2018 and April 30, 2017, were $14.0 and $35.6, respectively.
The following table presents the gross contract notional value of outstanding derivative contracts.

	January 31, 2018	April 30, 2017
Commodity contracts	$533.1	$704.9
Foreign currency exchange contracts	144.1	195.4
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2018		April 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$47.7	$47.7	$47.3	$47.3
Derivative financial instruments – net	(1.4)	(1.4)	(12.9)	(12.9)
Long-term debt	(4,688.5)	(4,763.0)	(4,944.5)	(5,023.8)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2018
Marketable securities and other investments: (A)
Equity mutual funds	$10.4	$—	$—	$10.4
Municipal obligations	—	37.1	—	37.1
Money market funds	0.2	—	—	0.2
Derivative financial instruments: (B)
Commodity contracts – net	3.2	(0.2)	—	3.0
Foreign currency exchange contracts – net	(0.3)	(4.1)	—	(4.4)
Long-term debt (C)	(4,763.0)	—	—	(4,763.0)
Total financial instruments measured at fair value	$(4,749.5)	$32.8	$—	$(4,716.7)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2017
Marketable securities and other investments: (A)
Equity mutual funds	$1.1	$—	$—	$1.1
Municipal obligations	—	34.7	—	34.7
Money market funds	11.5	—	—	11.5
Derivative financial instruments: (B)
Commodity contracts – net	(15.8)	(0.2)	—	(16.0)
Foreign currency exchange contracts – net	0.3	2.8	—	3.1
Long-term debt (C)	(4,473.2)	(550.6)	—	(5,023.8)
Total financial instruments measured at fair value	$(4,476.1)	$(513.3)	$—	$(4,989.4)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2018, our municipal obligations are scheduled to mature as follows: $0.4 in 2018, $2.3 in 2019, $1.7 in 2020, $4.9 in 2021, and the remaining $27.8 in 2022 and beyond.

(B)
Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. For additional information, see Note 10: Derivative Financial Instruments.

(C)
Long-term debt is comprised of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the Term Loan is based on the net present value of each interest and principal payment calculated utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements. In December 2017, the Term Loan was prepaid in full and the agreement was terminated. For additional information, see Note 8: Debt and Financing Arrangements.

Furthermore, we recognized nonrecurring fair value adjustments of $176.9 during the third quarter of 2018, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively. During the third quarter of 2017, we recognized a nonrecurring fair value adjustment of $75.7, which was related to the impairment of certain indefinite-lived trademarks in the U.S. Retail Pet Foods segment. These adjustments were included as noncash charges in our Condensed Statements of Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the reporting unit and indefinite-lived trademarks. For additional information, see Note 7: Goodwill and Other Intangible Assets.
Note 12: Income Taxes
On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”), which is commonly referred to as “The Tax Cuts and Jobs Act”. The Act provides for comprehensive tax legislation that reduces the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, broadens the U.S. federal income tax base, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and creates new taxes on certain foreign sourced earnings. As we have an April 30 fiscal year-end, the lower corporate income tax rate is administratively phased in, resulting in a blended U.S. federal statutory tax rate of approximately 30.4 percent for our fiscal year ending April 30, 2018, and 21.0 percent for our fiscal years thereafter.
On December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 118 (“SAB 118”), expressing its views regarding the FASB's Accounting Standards Codification 740, Income Taxes, in the reporting period that includes the enactment date of the Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the Act, at which time the accounting for the income tax effects of the Act is required to be completed.
As of January 31, 2018, we have not completed our accounting for the income tax effects of the enactment of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.
In addition to the estimates further described below, we also used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB and various other taxing jurisdictions. In particular, we anticipate that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Act, either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to our provisional estimates when the accounting for the income tax effects of the Act is completed.
Accordingly, our income tax provision as of January 31, 2018, reflects the current year impacts of the Act on the estimated annual effective tax rate, and the following provisional estimates of our discrete adjustments resulting directly from the enactment of the Act based on information available, prepared, or analyzed to date in reasonable detail.

(Provisional amounts recorded)	Three Months Ended January 31, 2018
Net impact on U.S. deferred tax assets and liabilities	$(791.9)
Transition tax	26.1
Net impact of discrete adjustments	$(765.8)
The provisional net benefit amount of $765.8 from the discrete adjustments is included as a component of income tax expense (benefit) in the Condensed Statement of Consolidated Income.
Deferred tax assets and liabilities: We remeasured our existing U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, of which the federal component is approximately 30.4 percent for reversals expected in 2018 and 21.0 percent thereafter. The provisional amount recorded related to the remeasurement of our deferred tax balance is a benefit of $791.9. We determined that the calculation cannot be completed until all of the underlying timing differences as of April 30, 2018, are known, rather than estimated at January 31, 2018. Furthermore, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts.
Foreign tax effects: The transition tax is based on our total post-1986 earnings and profits which were previously deferred from U.S. income taxes. We recorded a provisional income tax expense of $26.1 for the transition tax for our foreign subsidiaries, and determined that the transition tax is provisional because numerous components of the computation are estimated as of January 31, 2018. Consistent with provisions allowed in the Act, the $26.1 estimated transition tax liability will be paid over an eight-year period beginning in 2018. The amount of the estimated transition tax liability expected to be paid within the next 12 months has been included in other current liabilities, with the remainder included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
As of January 31, 2018, the undistributed earnings of our foreign subsidiaries continue to be permanently reinvested and we do not intend to repatriate any of the amounts. As a result, no additional income or withholding taxes have been provided for, outside of the transition tax, for the undistributed earnings or any additional outside basis differences inherent in the foreign entities.
We continue to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which are not effective until May 1, 2018. We have not recorded any impact associated with either GILTI or BEAT in the tax rate during the three and nine months ended January 31, 2018.
During the three and nine months ended January 31, 2018, we revised our estimated annual effective tax rate to reflect the change in the federal statutory rate resulting from the legislation that was enacted. The effective tax rates of (616.6) percent and (93.1) percent for the three and nine months ended January 31, 2018, respectively, varied from the U.S. statutory rate of 30.4 percent primarily due to the favorable discrete impacts that resulted from the enactment of the Act, the impact of the lower blended rate on current year earnings, and the domestic manufacturing deduction, offset by additional income tax expense related to the goodwill impairment charge and state income taxes.
During the three and nine months ended January 31, 2017, the effective rate varied from the U.S. statutory income tax rate of 35.0 percent primarily due to the domestic manufacturing deduction, offset by state income taxes.
Within the next 12 months it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $4.5, primarily as a result of expiring statute of limitations periods.

Note 13: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2017	$(43.0)	$(4.4)	$(100.0)	$4.0	$(143.4)
Reclassification adjustments	—	0.4	8.0	—	8.4
Current period credit (charge)	43.8	2.7	2.0	(0.4)	48.1
Income tax benefit (expense)	—	(1.2)	(3.2)	0.2	(4.2)
Balance at January 31, 2018	$0.8	$(2.5)	$(93.2)	$3.8	$(91.1)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2016	$(13.1)	$(4.8)	$(134.1)	$3.6	$(148.4)
Reclassification adjustments	—	0.4	11.3	—	11.7
Current period credit (charge)	(17.2)	—	18.8	(0.6)	1.0
Income tax benefit (expense)	—	(0.1)	(10.8)	0.2	(10.7)
Balance at January 31, 2017	$(30.3)	$(4.5)	$(114.8)	$3.2	$(146.4)

(A)
The reclassification from accumulated other comprehensive income (loss) to interest expense was related to the termination of prior interest rate contracts. The current period credit relates to the gain on the interest rate contract terminated in December 2017. For additional information, see Note 10: Derivative Financial Instruments.

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
Note 15: Common Shares
The following table sets forth common share information.

	January 31, 2018	April 30, 2017
Common shares authorized	300.0	300.0
Common shares outstanding	113.6	113.4
Treasury shares	32.9	33.1
Share repurchases during the first nine months of 2018 consisted of shares repurchased from stock plan recipients in lieu of cash payments. We did not repurchase any common shares during the first nine months of 2018 under a repurchase plan authorized by the Board of Directors (the “Board”). At January 31, 2018, we had approximately 3.6 million common shares available for repurchase pursuant to the Board's authorizations.

Note 16: Guarantor and Non-Guarantor Financial Information
In September 2017, we terminated the revolving credit facility that was entered into in September 2013, and as a result, the guarantees provided by the subsidiary guarantors were released. In addition, the subsidiary guarantors are not guarantors under the new $1.8 billion revolving credit facility entered into in September 2017. As a result, the guarantees of the subsidiary guarantors, in respect to the obligations under the Term Loan and all of our outstanding Senior Notes, were released in accordance with the terms of the amended Term Loan agreement and the indentures governing such notes, as applicable. As the Senior Notes were not guaranteed as of January 31, 2018, the condensed consolidated financial statements are not provided for the subsidiary guarantors. For additional information, see Note 8: Debt and Financing Arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollars and shares in millions, unless otherwise noted, except per share data
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended January 31, 2018 and 2017. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
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
Results of Operations

	Three Months Ended January 31,			Nine Months Ended January 31,
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Net sales	$1,903.3	$1,878.8	1%	$5,575.8	$5,608.5	(1)%
Gross profit	$728.5	$722.9	1	$2,145.6	$2,188.5	(2)
% of net sales	38.3%	38.5%		38.5%	39.0%
Operating income	$162.7	$237.7	(32)	$727.2	$834.8	(13)
% of net sales	8.5%	12.7%		13.0%	14.9%
Net income:
Net income	$831.3	$134.6	n/m	$1,152.7	$481.9	139
Net income per common share – assuming dilution	$7.32	$1.16	n/m	$10.15	$4.14	145
Adjusted gross profit (A)	$731.5	$722.6	1	$2,127.9	$2,199.0	(3)
% of net sales	38.4%	38.5%		38.2%	39.2%
Adjusted operating income (A)	$399.8	$382.8	4	$1,083.5	$1,143.0	(5)
% of net sales	21.0%	20.4%		19.4%	20.4%
Adjusted income: (A)
Income	$283.7	$232.8	22	$684.8	$689.2	(1)
Earnings per share – assuming dilution	$2.50	$2.00	25	$6.03	$5.92	2

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net sales increased 1 percent in the third quarter of 2018, driven by gains within the U.S. Retail Coffee and U.S. Retail Pet Foods segments. The overall net sales increase was driven by the favorable impacts of volume/mix and foreign currency exchange. Operating income decreased 32 percent, primarily due to the impact of a $176.9 noncash impairment charge recognized in the current quarter, while the prior year included a $75.7 noncash impairment charge. The increase in impairment charges was slightly offset by a reduction in special project costs. Net income per diluted share increased $6.16, reflecting a substantial nonrecurring income tax benefit related to new tax legislation enacted during the third quarter and the benefit of a decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the fourth quarter of 2017.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, unallocated gains and losses on commodity and foreign currency exchange derivatives, and, beginning in the third quarter of 2018, certain one-time discrete tax adjustments. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for further information. Operating income excluding non-GAAP adjustments (“adjusted operating income”) increased 4 percent in the third quarter of 2018. Income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”) increased 25 percent, with the primary difference from the change in GAAP results being the exclusion of a net benefit of $765.8 related to our discrete tax adjustments resulting from the new tax legislation as well as the impairment charges.
Net sales decreased 1 percent in the first nine months of 2018, reflecting declines within the U.S. Retail Consumer Foods and U.S. Retail Coffee segments, partially offset by gains in the U.S. Retail Pet Food and International and Away From Home segments. The overall net sales decline was driven by unfavorable volume/mix, which was partially offset by higher net price realization in the current year. Operating income decreased 13 percent, primarily due to the increase in impairment charges and reduced gross profit, mainly driven by the U.S. Retail Coffee segment, partially offset by a reduction in special project costs. Net income per diluted share increased $6.01, reflecting the benefits related to our discrete tax adjustments of $765.8 and the decrease in weighted-average common shares outstanding as a result of our share repurchase activities during the fourth quarter of 2017.
Adjusted operating income decreased 5 percent in the first nine months of 2018. Adjusted earnings per share increased 2 percent, with the primary difference from the change in GAAP results being the exclusion of the benefits related to our discrete tax adjustments, a favorable change in the impact of unallocated derivative gains and losses as compared to the prior year, and lower special project costs. The increase in impairment charges was also excluded from our non-GAAP results.
Net Sales

Net sales in the third quarter of 2018 increased $24.5, or 1 percent. Favorable volume/mix increased net sales by 1 percentage point, primarily driven by growth in pet food and coffee, partially offset by a decline in oils. Net price realization slightly offset some of the volume/mix gains, driven by lower net pricing within pet food. Favorable foreign currency exchange contributed $5.8 to net sales.
Net sales in the first nine months of 2018 decreased $32.7, or 1 percent, reflecting a 1 percentage point impact from unfavorable volume/mix. This was driven by declines in the oils and baking categories and coffee, which were partially offset by gains in pet food. Net price realization contributed 1 percentage point to net sales, as higher net pricing for the Smucker's brand, peanut butter, coffee, and oils was partially offset by lower net pricing for pet food and pet snacks.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Gross profit	38.3%	38.5%	38.5%	39.0%
Selling, distribution, and administrative expenses:
Marketing	5.4%	5.2%	6.0%	5.8%
Selling	2.9	3.2	3.4	3.4
Distribution	3.3	3.3	3.2	3.3
General and administrative	5.9	6.2	6.1	6.3
Total selling, distribution, and administrative expenses	17.4%	17.9%	18.7%	18.8%

Amortization	2.7	2.8	2.8	2.8
Impairment charges	9.3	4.0	3.2	1.3
Other special project costs	0.3	1.0	0.8	1.2
Other operating expense (income) – net	—	0.1	—	—
Operating income	8.5%	12.7%	13.0%	14.9%
Amounts may not add due to rounding.

Gross profit increased $5.6, or 1 percent, in the third quarter of 2018, reflecting favorable volume/mix, primarily related to coffee. Selling, distribution, and administrative (“SD&A”) expenses decreased $5.3, driven by benefits from our cost savings initiatives and lower selling expense, which more than offset an increase in marketing expense. Operating income decreased $75.0, or 32 percent, primarily reflecting a $176.9 noncash impairment charge associated with the goodwill and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, while the prior year included a $75.7 noncash impairment charge. For further information on these charges, refer to “Critical Accounting Estimates and Policies” in this discussion and analysis. A $10.6 reduction in special project costs also contributed to the change in operating income.

Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) increased $8.9, or 1 percent, in the third quarter of 2018. Adjusted operating income increased $17.0, or 4 percent, with the primary difference from the change in GAAP results being the exclusion of the impairment charges and special project costs.
Gross profit decreased $42.9, or 2 percent, in the first nine months of 2018, mainly driven by the U.S. Retail Coffee segment. The overall decline was primarily due to unfavorable volume/mix, partially offset by a net favorable impact of higher pricing and costs. SD&A expenses decreased $13.3, driven by benefits from our cost savings initiatives. Special project costs decreased $25.3, primarily due to a reduction in integration costs, partially offset by an increase in restructuring costs in the current year. Operating income decreased $107.6, or 13 percent, reflecting the increase in impairment charges.
Adjusted gross profit decreased $71.1, or 3 percent, in the first nine months of 2018, while adjusted operating income decreased $59.5, or 5 percent. The primary difference from the change in GAAP results was the exclusion of the impairment charges, the $27.3 favorable change in the impact of unallocated derivative gains and losses as compared to the prior year, and special project costs.
Income Taxes
On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”). The Act provides for comprehensive tax legislation that reduces the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, broadens the U.S. federal income tax base, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and creates new taxes on certain foreign sourced earnings. As we have an April 30 fiscal year-end, the lower corporate income tax rate is administratively phased in, resulting in a blended U.S. federal statutory tax rate of approximately 30.4 percent for our fiscal year ending April 30, 2018, and 21.0 percent for our fiscal years thereafter.
The U.S. Securities and Exchange Commission (“SEC”) has issued rules to allow a measurement period of up to 12 months following the enactment of the Act for registrants to finalize their accounting for the related income tax effects. As of January 31, 2018, we have not completed our accounting for the income tax effects of the enactment of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. Accordingly, our income tax provision as of January 31, 2018, reflects the current year impacts of the Act on the estimated annual effective tax rate and provisional estimates of our discrete adjustments resulting directly from the enactment of the Act based on information available, prepared, or analyzed to date in reasonable detail.
The income tax benefit of $715.3 and $555.9 for the third quarter and first nine months of 2018, respectively, reflects a net benefit of $765.8 related to our discrete adjustments resulting directly from the Act, slightly offset by additional income tax expense related to the Pet Foods reporting unit goodwill impairment charge. Income tax expense was $63.0 and $234.6 for the third quarter and first nine months of 2017, respectively. As a result of the new legislation, we anticipate an effective tax rate for the fourth quarter of 2018 of approximately 28.0 percent. Within our calculations of the income tax effects of the Act, we used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the Financial Accounting Standards Board and/or various other taxing jurisdictions. In particular, we anticipate that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Act, either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to any of the provisional estimates when the accounting for the income tax effects of the Act is completed.
We anticipate that the effective tax rate in 2019 and in future years will be favorably impacted by the lower federal statutory corporate tax rate of 21.0 percent, offset to some extent by the base broadening changes, such as the elimination of the domestic manufacturing deduction. For further information, refer to Note 12: Income Taxes.
Integration Activities
Total one-time costs related to the acquisition of Big Heart Pet Brands (“Big Heart”) are anticipated to be approximately $290.0 and will be incurred through 2018. These costs primarily consist of employee-related costs, outside service and consulting costs, and other costs related to the acquisition. We have incurred total cumulative costs of $269.0 related to the integration of Big Heart, including $4.8 and $23.7 in the third quarter and first nine months of 2018, respectively. We have fully realized our goal of $200.0 in annual synergies.

Restructuring Activities
An organization optimization program was approved by the Board of Directors during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization, which we expect to achieve by the end of 2018. Related projects include an organizational redesign and the optimization of our manufacturing footprint. During 2017, we exited two leased facilities in Livermore, California, and consolidated all ancient grains and pasta production into our facility in Chico, California. We consolidated all of our coffee produced at our Harahan, Louisiana, facility into one of our facilities in New Orleans, Louisiana, which was completed during the third quarter of 2018. The organization optimization program is nearly complete and has resulted in total headcount reductions of approximately 275 full-time positions.
Upon completion of this program in 2018, total restructuring costs related to the program are expected to be approximately $45.0, of which the majority represents employee-related costs, while the remainder primarily consists of site preparation, equipment relocation, and production start-up costs at the impacted facilities. We have incurred total cumulative restructuring costs of $42.5, $22.6 of which was incurred during 2018, including $3.1 in the third quarter.
We expect to achieve approximately $50.0 of annual cost reductions related to our organization optimization program, mainly during 2018, and plan to invest these savings in our businesses.
Cost Management Program
In addition to our organization optimization program, we announced a separate cost management program during the fourth quarter of 2017, which is comprised of several cost reduction initiatives, including SKU rationalization, revenue growth management, and our Right Spend zero-based budgeting initiative. We expect to realize approximately $200.0 of cost reductions annually by the end of 2020 as a result of these initiatives.
Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home. During the second quarter of 2018, we added the International and Away From Home reportable segment, as a single segment manager was named to oversee the entire operating segment. Prior year segment results have not been modified, as the new reportable segment represents the previously reported combination of the International and Away From Home strategic business areas, which were previously managed separately and not individually significant.
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

	Three Months Ended January 31,			Nine Months Ended January 31,
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$550.5	$537.6	2%	$1,584.0	$1,602.7	(1)%
U.S. Retail Consumer Foods	511.6	517.3	(1)	1,535.5	1,611.6	(5)
U.S. Retail Pet Foods	561.9	550.9	2	1,635.7	1,601.4	2
International and Away From Home	279.3	273.0	2	820.6	792.8	4
Segment profit:
U.S. Retail Coffee	$182.1	$172.2	6%	$458.5	$532.5	(14)%
U.S. Retail Consumer Foods	121.3	119.2	2	363.1	349.5	4
U.S. Retail Pet Foods	118.0	126.3	(7)	339.2	363.0	(7)
International and Away From Home	52.6	45.5	16	144.6	136.7	6
Segment profit margin:
U.S. Retail Coffee	33.1%	32.0%		28.9%	33.2%
U.S. Retail Consumer Foods	23.7	23.0		23.6	21.7
U.S. Retail Pet Foods	21.0	22.9		20.7	22.7
International and Away From Home	18.8	16.7		17.6	17.2
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $12.9 in the third quarter of 2018. Favorable volume/mix contributed 3 percentage points, driven by Dunkin’ Donuts K-Cup® pods and the Café Bustelo brand. The favorable volume/mix was slightly offset by lower net price realization for the Folgers brand. Segment profit increased $9.9, primarily due to favorable volume/mix and lower input costs, partially offset by an increase in marketing expense.
The U.S. Retail Coffee segment net sales decreased $18.7 in the first nine months of 2018. Volume/mix reduced net sales by 2 percentage points, driven by declines for the Folgers brand, partially offset by gains for Dunkin’ Donuts K-Cup® pods and the Café Bustelo brand. Net price realization improved slightly, contributing 1 percentage point to net sales. Segment profit decreased $74.0, primarily due to the impact of volume/mix and the net unfavorable impact of higher green coffee costs and higher pricing. During the fourth quarter of 2018, we expect to realize the benefit of lower green coffee costs as compared to the fourth quarter of 2017.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $5.7 in the third quarter of 2018. Volume/mix reduced net sales by 3 percentage points, primarily driven by the Crisco and Pillsbury brands, partially offset by gains for the Smucker’s brand. Net price realization increased net sales by 2 percentage points. Segment profit increased $2.1, due to the net favorable impact of higher prices and higher costs and operational efficiencies, which were partially offset by unfavorable volume/mix.
The U.S. Retail Consumer Foods segment net sales decreased $76.1 in the first nine months of 2018. Volume/mix reduced net sales by 8 percentage points, primarily driven by the Crisco and Pillsbury brands. Net price realization contributed 3 percentage points to net sales, primarily attributed to the Smucker's, Jif, and Crisco brands. Segment profit increased $13.6, as the unfavorable impact of volume/mix was more than offset by the net favorable impact of higher prices and higher costs and reduced marketing expense.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales increased $11.0 in the third quarter of 2018. Favorable volume/mix increased net sales by 3 percentage points, driven by the Nature’s Recipe brand and gains in pet snacks. We expanded distribution of the Nature's Recipe brand into grocery and mass merchandise outlets during the third quarter of 2017. Lower net price realization reduced net sales by 1 percentage point. Segment profit decreased $8.3, primarily reflecting a $7.1 increase in obsolete inventory expense. Higher marketing expense also contributed to the segment profit decline.

The U.S. Retail Pet Foods segment net sales increased $34.3 in the first nine months of 2018. Favorable volume/mix, primarily driven by the Nature’s Recipe and Meow Mix brands, increased net sales by 3 percentage points. The impact of volume/mix was partially offset by lower net price realization, which reduced net sales by 1 percentage point. Segment profit decreased $23.8, primarily due to increased marketing expense, mainly related to the Nature's Recipe brand, and the $7.1 increase in obsolete inventory expense during the third quarter of 2018.
International and Away From Home
The International and Away From Home segment net sales increased $6.3 in the third quarter of 2018, reflecting $5.8 of favorable foreign currency exchange and higher volume/mix driven by the Jif and Smucker's brands. Net price realization reduced net sales by 1 percentage point. Segment profit increased $7.1, reflecting the contribution from favorable volume/mix and foreign currency exchange, along with lower marketing expense.
The International and Away From Home segment net sales increased $27.8 in the first nine months of 2018, reflecting favorable volume/mix, which increased net sales by 2 percentage points, driven by the Jif and Smucker's brands. In addition, foreign currency exchange contributed $9.4 to net sales. Segment profit increased $7.9, primarily due to the contributions from favorable volume/mix and foreign currency exchange.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At January 31, 2018, total cash and cash equivalents was $186.2, compared to $166.8 at April 30, 2017.
Within the U.S. Retail Coffee and U.S. Retail Consumer Foods segments, we generally expect a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, the additional increase of coffee inventory in advance of the Atlantic hurricane season, and seasonal fruit procurement. In these businesses, we expect cash provided by operations in the second half of the fiscal year to significantly exceed the amount in the first half of the year, upon completion of the Fall Bake and Holiday period. However, the impact of seasonality on our overall working capital requirements is partially reduced by the U.S. Retail Pet Foods segment, which does not experience significant seasonality. Cash provided by operating activities in the third quarter of 2018 was $469.0, compared to $434.6 provided through the first half of 2018.
The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2018	2017
Net cash provided by (used for) operating activities	$903.6	$794.8
Net cash provided by (used for) investing activities	(171.8)	(148.1)
Net cash provided by (used for) financing activities	(725.2)	(612.4)

Net cash provided by (used for) operating activities	$903.6	$794.8
Additions to property, plant, and equipment	(210.3)	(136.6)
Free cash flow (A)	$693.3	$658.2

(A)
Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $108.8 increase in cash provided by operating activities in the first nine months of 2018 was mainly due to a decrease in working capital during 2018, as compared to an increase in the prior year, driven by inventory. The impact of the change in working capital was partially offset by lower net income adjusted for noncash items and an increase in contributions to the defined benefit pension plans during 2018.

Cash used for investing activities in the first nine months of 2018 consisted primarily of $210.3 in capital expenditures, partially offset by a $29.6 reduction in our derivative cash margin account balances. Cash used for investing activities in the first nine months of 2017 consisted primarily of $136.6 in capital expenditures.

Cash used for financing activities in the first nine months of 2018 consisted primarily of $1,050.3 in long-term debt repayments, dividend payments of $261.4, and a $200.0 decrease in short-term borrowings during 2018, which were partially offset by $799.6 in long-term debt proceeds. Cash used for financing activities in the first nine months of 2017 consisted primarily of dividend payments of $252.1, long-term debt repayments of $200.0, and a $142.0 decrease in short-term borrowings during 2017. For additional information on our new borrowings and debt repayments, see “Capital Resources” in this discussion and analysis.
Capital Resources
The following table presents our capital structure.

	January 31, 2018	April 30, 2017
Current portion of long-term debt	$—	$499.0
Short-term borrowings	254.0	454.0
Long-term debt, less current portion	4,688.5	4,445.5
Total debt	$4,942.5	$5,398.5
Shareholders’ equity	7,804.2	6,850.2
Total capital	$12,746.7	$12,248.7
In December 2017, we completed an offering of $800.0 in Senior Notes due December 6, 2019 and December 15, 2027. The net proceeds from the offering were used to prepay the $500.0 in principal amount of the Senior Notes due March 15, 2018. In addition, we prepaid, in full, the remaining outstanding balance of the $1.8 billion senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”). During the three and nine months ended January 31, 2018, we prepaid on the Term Loan $400.0 and $550.0, respectively.
In September 2017, we entered into an unsecured revolving credit facility with a group of 11 banks, which provides for a revolving credit line of $1.8 billion and matures in September 2022. Additionally, we terminated the previous $1.5 billion credit facility. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, London Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at January 31, 2018.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time, which was increased from the previous limit of $1.0 billion in conjunction with entering into the new unsecured revolving credit facility in September 2017. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2018, we had $254.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 1.75 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
As of January 31, 2018, we had approximately 3.6 million common shares available for repurchase under the Board of Directors' authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.

During 2017, we announced our plans to build a Smucker's Uncrustables® frozen sandwich manufacturing facility in Longmont, Colorado. Construction of the facility began in June 2017, and production is expected to begin during 2020. The new facility will help meet growing demand for Smucker's Uncrustables frozen sandwiches and will complement our existing facility in Scottsville, Kentucky. The Longmont facility will be constructed in two phases, with a total potential investment of $340.0. Phase 1 will include up to an initial $200.0 investment to construct and equip the new facility, with an opportunity to invest an additional $140.0 for phase 2 expansion, dependent on product demand.
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
As of January 31, 2018, total cash and cash equivalents of $178.8 was held by our international subsidiaries. During the third quarter of 2018, we recorded a provisional one-time transition tax of $26.1 on the undistributed earnings of certain foreign subsidiaries that were previously deferred from U.S. income taxes, as required by the Act. This tax liability will be paid over an eight-year period beginning in 2018. As of January 31, 2018, the undistributed earnings of our foreign subsidiaries continue to be permanently reinvested and we do not intend to repatriate any of the amounts to meet our cash requirements. For further information, refer to Note 12: Income Taxes.
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

Non-GAAP measures exclude certain items affecting comparability, that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, integration and restructuring costs (“special project costs”), and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”). The special project costs in the following table relate to specific integration and restructuring projects, and the unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts. During the third quarter of 2018, we expanded our non-GAAP measures to also exclude certain one-time discrete tax adjustments. These adjustments include the provisional effect of the one-time items associated with the Act, which includes certain discrete adjustments related to the U.S. deferred tax assets and liabilities remeasurement and transition tax. Also included in the one-time discrete tax adjustments is the permanent tax difference related to the goodwill impairment charge that was recorded during the third quarter of 2018. For further details on these adjustments, refer to Note 12: Income Taxes and Note 7: Goodwill and Other Intangible Assets. We believe that excluding these one-time discrete tax adjustments in our non-GAAP measures provides comparability across the periods presented and better reflects the benefit of a lower blended U.S. statutory tax rate on our current year earnings as a result of the Act.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Gross profit reconciliation:
Gross profit	$728.5	$722.9	$2,145.6	$2,188.5
Unallocated derivative losses (gains)	0.7	(0.8)	(21.6)	5.7
Cost of products sold – special project costs	2.3	0.5	3.9	4.8
Adjusted gross profit	$731.5	$722.6	$2,127.9	$2,199.0
Operating income reconciliation:
Operating income	$162.7	$237.7	$727.2	$834.8
Amortization	51.6	51.7	154.7	155.2
Impairment charges	176.9	75.7	176.9	75.7
Unallocated derivative losses (gains)	0.7	(0.8)	(21.6)	5.7
Cost of products sold – special project costs	2.3	0.5	3.9	4.8
Other special project costs	5.6	18.0	42.4	66.8
Adjusted operating income	$399.8	$382.8	$1,083.5	$1,143.0
Net income reconciliation:
Net income	$831.3	$134.6	$1,152.7	$481.9
Income tax expense (benefit)	(715.3)	63.0	(555.9)	234.6
Amortization	51.6	51.7	154.7	155.2
Impairment charges	176.9	75.7	176.9	75.7
Unallocated derivative losses (gains)	0.7	(0.8)	(21.6)	5.7
Cost of products sold – special project costs	2.3	0.5	3.9	4.8
Other special project costs	5.6	18.0	42.4	66.8
Adjusted income before income taxes	$353.1	$342.7	$953.1	$1,024.7
Income taxes, as adjusted (A)	69.4	109.9	268.3	335.5
Adjusted income	$283.7	$232.8	$684.8	$689.2
Weighted-average shares – assuming dilution	113.6	116.5	113.6	116.5
Adjusted earnings per share – assuming dilution	$2.50	$2.00	$6.03	$5.92

(A)
Income taxes, as adjusted is based upon our GAAP effective tax rate for the nine months ended January 31, 2018 and 2017, and reflects the impact of items excluded from GAAP net income to derive adjusted income. Income taxes, as adjusted also reflects the exclusion of certain one-time discrete tax adjustments for the three and nine months ended January 31, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.
As of January 31, 2018, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2017.
Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management's Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2017. There were no material changes to the information previously disclosed, with the exception of the item discussed below.

We review goodwill and other indefinite-lived intangible assets at least annually on February 1 for impairment, and more often if indicators of impairment exist.

During the third quarter of 2018, we completed our long-range planning process which resulted in a decline in forecasted net sales for the U.S. Retail Pet Foods segment. As a result of the decreased projections, as well as the narrow differences between estimated fair value and carrying value as of April 30, 2017, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment. We recognized total impairment charges of $176.9 during the third quarter of 2018, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively, to the extent the carrying values exceeded the estimated fair values. These charges were included as a noncash charge in our Condensed Statement of Consolidated Income. Furthermore, we early adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment in connection with the third quarter of 2018 interim impairment analysis. As a result, we did not perform Step 2 of the goodwill impairment test for the goodwill of the Pet Foods reporting unit, and recorded the impairment charge based on the excess of the reporting unit's carrying value over its fair value. For further details, refer to Note 2: Recently Issued Accounting Standards.

During the third quarter of 2017, we completed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment as a result of a decline in the 2017 actual and forecasted net sales for the U.S. Retail Pet Foods segment, as well as an increase in our weighted-average cost of capital, which reflected the rising market-based interest rates throughout the year. As a result, we recognized an impairment charge of $75.7 related to certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, to the extent that carrying value exceeded the estimated fair value, which was included as a noncash charge in our Condensed Statement of Consolidated Income. We did not recognize an impairment charge related to the goodwill of the Pet Foods reporting unit during the third quarter of 2017.

The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment remain susceptible to future impairment charges as the carrying values approximate estimated fair values at January 31, 2018. In addition, the goodwill related to the Pet Foods reporting unit remains susceptible to future impairment charges, as the U.S. deferred tax assets and liabilities remeasurement that was recorded during the third quarter of 2018, as a result of the enactment of tax legislation in December 2017, is provisional. As such, we could have additional adjustments to the U.S. deferred tax assets and liabilities in the future as we refine our tax calculations, which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts, thus impacting the carrying value of the Pet Foods reporting unit. These adjustments would be reflected as a change in accounting estimate during the period identified. For further detail, refer to Note 12: Income Taxes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following discussions about our market risk disclosures involve forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2018, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, London Interbank Offered Rate, and commercial paper rates in the U.S.
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
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract was designated as a cash flow hedge. In December 2017, concurrent with the pricing of the Senior Notes due December 15, 2027, we terminated the treasury lock prior to maturity. The termination resulted in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and will be amortized as a reduction to interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge, and used to hedge against the changes in fair value of debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At January 31, 2018, the remaining benefit of $30.4 was recorded as an increase in the long-term debt balance.

In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at January 31, 2018, would increase the fair value of our long-term debt by $368.5.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2018, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2018, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during the nine-month period ended January 31, 2018. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	January 31, 2018	April 30, 2017
High	$40.4	$40.8
Low	16.7	13.2
Average	27.5	26.5
The estimated fair value was determined using quoted market prices and was based on our net derivative position by commodity for the previous four quarters. The calculations are not intended to represent actual losses in fair value that we expect to incur. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. The commodities hedged have a high inverse correlation to price changes of the derivative instrument; thus, we would expect that any gain or loss in the estimated fair value of its derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.
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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	our ability to achieve cost savings related to our organization optimization and cost management programs in the amounts and within the time frames currently anticipated;

•	our ability to satisfy the closing conditions for the Wesson transaction, including receipt of required regulatory approvals;

•	our ability to generate sufficient cash flow to meet our cash deployment objectives;

•	volatility of commodity, energy, and other input costs;

•	risks associated with derivative and purchasing strategies we employ to manage commodity pricing risks;

•	the availability of reliable transportation on acceptable terms;

•	our ability to implement and realize the full benefit of price changes, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses, including product innovation;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food security concerns involving either our products or our competitors’ products, including our recent withdrawal of certain canned dog food products;

•	the impact of accidents, extreme weather, and natural disasters;

•
the concentration of certain of our businesses with key customers and suppliers, including single-source suppliers of certain key raw materials and finished goods, and our ability to manage and maintain key relationships;

•	the timing and amount of capital expenditures and share repurchases;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application;

•	the outcome of tax examinations, changes in tax laws, and other tax matters;

•	foreign currency and interest rate fluctuations; and

•	risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the U.S. Securities and Exchange Commission.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing of this Quarterly Report.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2018 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2017, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
The risk factor described below updates the risk factors disclosed in “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2017, to include information on an interim impairment analysis, which was performed during the third quarter of 2018.

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
As a result of the Big Heart acquisition in 2015, we recognized $3.0 billion of goodwill, as well as $1.5 billion of indefinite-lived intangible assets based on their estimated fair values on the acquisition date. Being recently acquired, these assets have been more susceptible to impairment. During 2017, we recognized total impairment charges of $128.5 related to certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment.
During the third quarter of 2018, we completed our long-range planning process which resulted in a decline in forecasted net sales for the U.S. Retail Pet Foods segment. As a result of the decreased projections, as well as the narrow differences between estimated fair value and carrying value as of April 30, 2017, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment. We recognized total impairment charges of $176.9 during the third quarter of 2018, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively, to the extent the carrying values exceeded the estimated fair values. Further changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands or a change to other assumptions could result in additional impairment losses in the future, which could be more significant. In addition, the goodwill related to the Pet Foods reporting unit remains susceptible to future impairment charges, as the U.S. deferred tax assets and liabilities remeasurement that was recorded during the third quarter of 2018, as a result of the enactment of tax legislation in December 2017, is provisional. As such, we could have additional adjustments to the U.S. deferred tax assets and liabilities in the future as we refine our tax calculations, which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts, thus impacting the carrying value of the Pet Foods reporting unit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dollars in millions, except per share data
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2017 - November 30, 2017	—	$—	—	3,586,598
December 1, 2017 - December 31, 2017	1,091	119.43	—	3,586,598
January 1, 2018 - January 31, 2018	167	124.76	—	3,586,598
Total	1,258	$120.14	—	3,586,598
Information set forth in the table above represents the activity in our third fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of January 31, 2018, there were 3,586,598 common shares remaining available for future repurchase pursuant to our Board of Directors' authorizations.
.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 38 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2018	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Vice Chair and Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the U.S. Securities and Exchange Commission.

Exhibit Number	Exhibit Description
4.1	Second Supplemental Indenture, dated as of December 7, 2017, between the Company and U.S. Bank National Association
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document