Form 10-K
period 2018-04-30
J M SMUCKER Co
filed 2018-06-18
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
 FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2018
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

The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2017, was $11,386,975,264. As of June 12, 2018, 113,535,111 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 15, 2018, are incorporated by reference into Part III of this Report, and certain sections of the registrant’s 2018 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

PART I

Item 1.        Business.
The Company. The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”), often referred to as Smucker’s (a registered trademark), was established in 1897 and incorporated in Ohio in 1921. We operate principally in one industry, the manufacturing and marketing of branded food and beverage products on a worldwide basis, although the majority of our sales are in the U.S. Our operations outside the U.S. are principally in Canada, although products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency translation, represented 6 percent of consolidated net sales for 2018. Our branded food and beverage products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.
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
On May 14, 2018, we completed the acquisition of Ainsworth Pet Nutrition, LLC (“Ainsworth”), a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. The all-cash transaction, which was funded with debt, was valued at $1.9 billion. For additional information on the Ainsworth acquisition, see “Note 2: Acquisitions” in our 2018 Annual Report to Shareholders.
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home. The U.S. retail market segments in total comprised approximately 85 percent of 2018 consolidated net sales and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. The International and Away From Home segment represents sales outside of the U.S. retail market segments.
Principal Products. Our principal products as of April 30, 2018, are coffee, pet food and pet snacks, peanut butter, fruit spreads, shortening and oils, baking mixes and ready-to-spread frostings, frozen sandwiches, flour and baking ingredients, juices and beverages, and portion control products.
Product sales information for the years 2018, 2017, and 2016 is incorporated herein by reference to information set forth in our 2018 Annual Report to Shareholders under “Note 5: Reportable Segments.”
In the U.S. retail market segments, our products are primarily sold through a combination of direct sales and brokers to food retailers, food wholesalers, club stores, pet specialty stores, discount and dollar stores, drug stores, military commissaries, mass merchandisers, natural foods stores and distributors, and online retailers. In the International and Away From Home segment, our products are distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Sources and Availability of Raw Materials. The raw materials used in each of our segments are primarily commodities and agricultural-based products. Green coffee, peanuts, oils and fats, protein meals, sweeteners, grains, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time. Basis, futures, options, and fixed price contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries. We source peanuts, oils and fats, and protein meals mainly from North America. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. For additional information on the commodities we purchase, see “Commodities Overview” in our 2018 Annual Report to Shareholders.
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

Trademarks and Patents. Our products are produced under certain patents and marketed under numerous trademarks owned or licensed by us or one of our subsidiaries. Our major trademarks as of April 30, 2018, are listed below.

Primary Reportable Segment	Major Trademark
U.S. Retail Coffee	Folgers®, Dunkin’ Donuts®, and Café Bustelo®
U.S. Retail Consumer Foods	Jif®, Smucker’s®, Crisco®, PillsburyTM, and Uncrustables®
U.S. Retail Pet Foods	Meow Mix®, Milk-Bone®, Natural Balance®, Kibbles ‘n Bits®, 9Lives®, Pup-Peroni®, and Nature’s Recipe®
International and Away From Home	Folgers and Smucker’s
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
Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC and are used under a 20-year, perpetually renewable, royalty-free license. Borden® and the Elsie design are trademarks used by our Canadian subsidiary on certain products under a perpetual, exclusive, and royalty-free license. Carnation® is a trademark of Société des Produits Nestlé S.A. used by our Canadian subsidiary for certain canned milk products in certain territories under an exclusive and royalty-free five-year license in effect until October 2022, which is renewable for another five-year term, and which becomes perpetual at the end of the renewal terms under certain circumstances. Douwe Egberts® and Pickwick® are registered trademarks of Jacobs Douwe Egberts and are used under a license, which expires in January 2019. In accordance with a multi-year licensing and distribution agreement entered into with Cumberland Packing Corp. (“Cumberland”), we market and distribute Cumberland’s branded tabletop sweeteners sold under the Sweet‘N Low®, NatraTaste®, Sugar In The Raw®, and other “In The Raw” brands to foodservice customers in the U.S. and to retail and foodservice customers in Canada. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc. (“Keurig”), used with permission. In addition, we and our subsidiaries license the use of several other trademarks, none of which are individually material to our business.
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
            In 2019, as a result of the Ainsworth acquisition, we began utilizing Rachael Ray’s image and likeness and related Rachael Ray® trademarks for premium pet food and pet snacks under an exclusive license which expires in 2063. The terms of the license include the payment of royalties to The Rachael Ray Foundation. Rachael Ray is a trademark of Ray Marks Co. LLC.
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

Customers. Sales to Walmart Inc. and subsidiaries amounted to 31 percent of net sales in 2018, and 30 percent of net sales in both 2017 and 2016. These sales are primarily included in the U.S. retail market segments. No other customer exceeded 10 percent of net sales during 2018, 2017, or 2016.
During 2018, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.
Orders. Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.
Government Business. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Competition. We are the branded market leader in the coffee, peanut butter, dog snacks, fruit spreads, natural shelf stable juices, shortening, and ice cream toppings categories in the U.S. In Canada, we are the branded market leader in the flour, pickles, fruit spreads, canned milk, shortening, and ice cream toppings categories. Our business is highly competitive as all of our brands compete for retail shelf space with other branded products as well as private label products.
In order to remain competitive, companies in the food industry need to consider emerging consumer preferences, technological advances, product and packaging innovations, and the continued growth of alternative store formats, including warehouse clubs, dollar stores, convenience stores, and e-commerce. The primary ways in which products and brands are distinguished are brand recognition, product quality, price, packaging, new product introductions, nutritional value, convenience, advertising, promotion, and the ability to identify and satisfy consumer preferences. Positive factors pertaining to our competitive position include well-recognized brands, high-quality products, consumer trust, experienced brand and category management, a single national grocery broker in the U.S., varied product offerings, product innovation, good customer service, and an integrated distribution network.
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
In addition, private label continues to be a competitor in many of the categories in which we compete, partially due to improvements in private label quality and the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty. In our total U.S. retail categories during the 52 weeks ended April 22, 2018, private label held a 16.1 dollar average market share, as compared to a 15.4 dollar average market share during the same period in the prior year. The majority of the increase was within the coffee category. We believe that both private label and leading brands play an important role in the categories in which we compete, appealing to different consumer segments. We closely monitor the price gap or price premium between our brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.

Our primary brands and major competitors as of April 30, 2018, are listed below.

Our Primary Products	Our Primary Brands	Competing Brands	Competitors
U.S. Retail Coffee
Mainstream roast and ground coffee	Folgers(A) and Café Bustelo	Maxwell House, McCafe, and Yuban	The Kraft Heinz Company
		Private Label Brands	Various
		Chock full o'Nuts	Massimo Zanetti Beverage Group
		Cafe La Llave	F. Gaviña & Sons, Inc.
Single serve coffee - K-Cup®	Dunkin' Donuts, Folgers, Café Bustelo, and 1850TM	Green Mountain Coffee(A)	JAB Holding Company
		Starbucks	Starbucks Corporation
		Private Label Brands	Various
		McCafe, Maxwell House, and Gevalia	The Kraft Heinz Company
Premium coffee	Dunkin' Donuts, Folgers Simply GourmetTM, and 1850TM	Starbucks(A) and Seattle's Best Coffee	Starbucks Corporation
		Private Label Brands	Various
		Peet's Coffee & Tea	JAB Holding Company
		Eight O'Clock	Tata Global Beverages Limited
		Gevalia and McCafe	The Kraft Heinz Company
U.S. Retail Consumer Foods
Peanut butter and specialty spreads	Jif (A)	Private Label Brands	Various
		Skippy	Hormel Foods Corporation
		Nutella	Ferrero SpA
		Peter Pan	Conagra Brands, Inc.
Fruit spreads	Smucker's(A)	Welch's	Welch Foods Inc.
		Private Label Brands	Various
Shortening and oils	Crisco(B)	Private Label Brands(B)	Various
		Wesson	Conagra Brands, Inc.
Dessert baking mixes and frosting	Pillsbury	Betty Crocker(A)	General Mills, Inc.
		Duncan Hines	Pinnacle Foods Inc.
		Private Label Brands	Various
U.S. Retail Pet Foods
Mainstream pet food	Meow Mix, Kibbles 'n Bits, 9Lives, and Nature's Recipe	Dog Chow(A), One, Beneful, Cat Chow(A), Friskies, Kit & Kaboodle, and Fancy Feast	Nestlé Purina PetCare Company
		Pedigree, Iams, and Sheba	Mars, Incorporated
		Rachael Ray Nutrish	Ainsworth Pet Nutrition, LLC(C)
Pet snacks	Milk-Bone(A) and Pup-Peroni	Beggin' Strips and Waggin' Train	Nestlé Purina PetCare Company
		Dentastix and Greenies	Mars, Incorporated
Premium pet food	Natural Balance	Blue(A)	General Mills, Inc.
		Nutro	Mars, Incorporated
		Hill's	Hill's Pet Nutrition, Inc.
		Pro Plan and Merrick	Nestlé Purina PetCare Company
International and Away From Home
Foodservice hot beverage	Folgers	Nescafé	Société des Produits Nestlé S.A.
		Maxwell House	The Kraft Heinz Company
		Private Label Brands	Various
Foodservice portion control	Smucker's and Jif	Heinz, Welch's, and Private Label Brands	The Kraft Heinz Company
		Private Label Brands	Various
Canada coffee	Folgers	Tim Hortons(A)	Restaurant Brands International Inc.
		Maxwell House	The Kraft Heinz Company
		Private Label Brands	Various
Canada flour	Robin Hood®(A) and Five Roses®	Private Label Brands	Various
(A) Identifies the current market leader within the product category. In certain categories, the market leader is not identified as two or more brands compete for the largest share.
(B) Crisco is the market leader within the shortening category. In the oils category, private label brands, collectively, maintain the largest share.
(C) We acquired Ainsworth on May 14, 2018.

Research and Development. We predominantly utilize in-house resources to both develop new products and improve existing products in each of our business areas. Amounts expensed for research and development were $56.0 million, $58.1 million, and $58.8 million in 2018, 2017, and 2016, respectively.
Environmental Matters. We consider compliance with environmental regulations and environmental sustainability to be our responsibility as a good corporate citizen and a key strategic focus area. We have public goals related to waste diversion, water usage intensity reduction, and greenhouse gas emissions intensity reduction. We have implemented and manage a variety of programs across our footprint, including energy optimization, the utilization of renewable energy, water conservation, the reuse of resources, and the support of farmers who implement sustainable practices, in support of our commitment to environmental sustainability. We continue to evaluate and modify our processes on an ongoing basis to further reduce waste and limit our impact on the environment.
Compliance with the provisions of enacted or pending federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, or competitive position in 2019.
Employees. At April 30, 2018, we had approximately 7,000 full-time employees worldwide, of which 28 percent, located at 10 manufacturing locations, are covered by union contracts. These contracts vary in term depending on location, with one contract expiring in 2019, representing less than 1 percent of our total employees. We believe our relations with our employees are good. On May 14, 2018, we added approximately 700 additional employees with the completion of the Ainsworth acquisition, none of which are covered by union contracts.
Financial Information about Industry Segments and Geographical Areas. The financial information required to be included in this item concerning reportable industry segments and international operations for the years 2018, 2017, and 2016 is incorporated herein by reference to information set forth in our 2018 Annual Report to Shareholders under “Note 5: Reportable Segments.” Our international operations are primarily in Canada with risks similar to those associated with the U.S. retail markets. Approximately 45 percent of our 2018 Canada sales represented the sale of Canadian produced products to Canadian customers. The majority of the remaining Canada sales represented the sale of products produced in the U.S. to Canadian customers, primarily Folgers coffee, Bick’s® pickles, and Smucker’s fruit spreads.
Forward-Looking Statements. This Report includes forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected or projected results. The descriptions of risks and uncertainties relating to forward-looking statements are incorporated herein by reference to information set forth in our 2018 Annual Report to Shareholders under the caption “Forward-Looking Statements.”
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
Keurig is our single-source supplier for K-Cup® pods, which are used in its proprietary Keurig® K-Cup® brewing system. There are a limited number of manufacturers other than Keurig that are making cups that will work in such proprietary brewing system. If Keurig is unable to supply K-Cup® pods to us for any reason, it could be difficult to find an alternative supplier for such goods on commercially reasonable terms, which could have a material adverse effect on our results of operations.

•	Our results may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.
We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, oils and fats, protein meals, sweeteners, grains, and fruit. In addition, we and our business partners utilize significant quantities of plastic, glass, and cardboard to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, weather, natural disasters, foreign currency fluctuations, investor speculation, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. In addition, we compete for certain raw materials, notably corn and soy-based agricultural products, with the biofuels industry, which has resulted in increased prices for these raw materials. Additionally, farm acreage currently devoted to other agricultural products we purchase may be utilized for biofuels crops resulting in higher cost for the other agricultural products we utilize. Although we use basis, futures, and options contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in our raw material and energy costs.
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
As of April 30, 2018, 28 percent of our full-time employees, located at 10 manufacturing locations, are covered by collective bargaining agreements. These contracts vary in term depending on location, with one contract expiring in 2019, representing less than 1 percent of our total employees. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.

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
Sales to Walmart Inc. and subsidiaries amounted to 31 percent of net sales in 2018. These sales are primarily included in the U.S. retail market segments. Trade receivables at April 30, 2018, included amounts due from Walmart Inc. and subsidiaries of $123.1 million, or 32 percent of the total trade receivables balance. During 2018, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.

•	We operate in the competitive food industry and continued demand for our products may be affected by changes in consumer preferences.
We face competition across our product lines from other food companies with the primary methods and factors in competition being product quality, price, packaging, product innovation, nutritional value, convenience, customer service, advertising, and promotion. Continued success is dependent on product innovation, the ability to secure and maintain adequate retail shelf space and to compete in new and growing channels, such as e-commerce, and effective and sufficient trade merchandising, advertising, and marketing programs. Some of our competitors have substantial financial, marketing, and other resources, and competition with them in our various markets, channels, and product lines could cause us to reduce prices, increase marketing or other expenditures, or lose category share. Category share and growth could be adversely impacted if we are not successful in introducing new products. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits through investment in innovation will be less successful. In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers. Specifically, there are a number of trends in consumer preferences that may impact us and the food industry as a whole, including convenience, flavor variety, an emphasis on protein and snacking, and the desire for transparent product labeling and simple and natural ingredients.
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
We are the branded market leader in several categories both in the U.S. and Canada. We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly as a result of a number of factors, such as if we fail to preserve the quality of our products, if we are perceived to act in an irresponsible manner, if the Company or our brands otherwise receive negative publicity, if our brands fail to deliver a consistently positive consumer experience, or if our products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If our brand values are diminished, our revenues and operating results could be materially adversely affected. In addition, anything that harms the Dunkin’ Donuts, Rachael Ray, Pillsbury, Carnation, Sweet‘N Low, or Sugar In The Raw brands could adversely affect the success of our exclusive licensing agreements with the owners of these brands.

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

•
Our operations are subject to the general risks associated with acquisitions and divestitures. Specifically, we may not realize all of the anticipated benefits of the Ainsworth acquisition or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the Ainsworth business.

Our stated strategic vision is to own and market a portfolio of food and beverage brands that combines number one and leading brands with emerging, on-trend brands to drive balanced, long-term growth, primarily in North America. We have historically made strategic acquisitions of brands and businesses and intend to do so in the future in support of this strategy. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, including the effective management of integration and related restructuring costs, we could fail to achieve the anticipated synergies and cost savings, or the expected increases in revenues and operating results, either of which could have a material adverse effect on our financial results. In particular, our ability to realize the anticipated benefits of the Ainsworth acquisition will depend, to a large extent, on our ability to integrate the Ainsworth business into Smucker. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Ainsworth’s business practices and operations with our business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits, cost savings, synergies, business opportunities, and growth prospects of the acquisition. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
In addition, we have made strategic divestitures of brands and businesses, including a potential divestiture of our U.S. baking business, and we may do so in the future. If we are unable to complete divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted.

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

As of April 30, 2018, we had approximately $4.8 billion of short-term borrowings and long-term debt. Subsequently, on May 14, 2018, we borrowed $1.9 billion to finance the Ainsworth acquisition. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:

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
Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate future cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness when scheduled payments are due or to fund other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require make-whole payments and compliance with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing would depend on, among other things, our financial condition at the time, restriction in the agreements governing our indebtedness, and the condition of the financial markets and the industry in which we operate. As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we may have to seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects. Our failure to comply with the terms of any existing or future indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of the payment of all of our debt.

•	A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually and more often if indicators of impairment exist. At April 30, 2018, the carrying value of goodwill and other intangible assets totaled $11.9 billion, compared to total assets of $15.3 billion and total shareholders’ equity of $7.9 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
As a result of the Big Heart acquisition in 2015, we recognized $3.0 billion of goodwill and $1.5 billion of other indefinite-lived intangible assets based on their estimated fair values on the acquisition date. During 2017, we recognized total impairment charges of $128.5 related to certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment. During the third quarter of 2018, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment due to a decline in forecasted net sales for the U.S. Retail Pet Foods segment, as well as the narrow differences between estimated fair value and carrying value. As a result, we recognized total impairment charges of $176.9, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively, to the extent the carrying values exceeded the estimated fair values. The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment remain susceptible to future impairment charges as the carrying values approximate estimated fair values at April 30, 2018. In addition, any meaningful adverse change to our near or long-term projections or macro-economic conditions could result in future impairment charges. Further changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands or a change to other assumptions could result in additional impairment losses in the future, which could be more significant.
In addition, as a result of the Ainsworth acquisition in May 2018, we will recognize additional goodwill and other intangible assets, which will be included within the U.S. Retail Pet Foods reportable segment, based on their estimated fair values on the acquisition date. Since carrying value will represent estimated fair value, these assets could be more susceptible to future impairment. A change to the assumptions regarding future performance of the business, or a portion of it, or a change to other assumptions, could result in significant impairment losses in the future.

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
In the U.S., we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Food Safety Modernization Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Tariff Act, laws governing equal employment opportunity, and various other federal statutes and regulations. We are also subject to various state and local statutes and regulations. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (better known as “Proposition 65”) requires that a specific warning appear on any product sold in the State of California that contains a substance listed by that state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products, as well as civil penalties. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. In particular, we are currently a defendant in Council for Education and Research on Toxics v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell coffee, failed to warn persons in California that our coffee products expose persons to the chemical acrylamide, which is not added to coffee but is present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process, in violation of Proposition 65. If we are required to pay significant statutory penalties or to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, our business and financial results could be adversely impacted and sales of those products could suffer not only in those locations but elsewhere.
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
There is significant political and scientific concern that emissions of carbon dioxide and other greenhouse gases may alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The emission of such greenhouse gases may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, peanuts, oils and fats, protein meals, sweeteners, grains, and fruit. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain.
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
In addition, we have outsourced several information technology support services and administrative functions, including benefit plan administration and other functions, to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. In addition, certain of our processes rely on third-party cloud computing services. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise.
Item 1B.    Unresolved Staff Comments.
None.

Item 2. Properties.
The table below lists all of our manufacturing and processing facilities at April 30, 2018. (A) All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. For instance, in addition to the facilities listed below, we purchased land in Longmont, Colorado, and are constructing a second Smucker's Uncrustables frozen sandwich facility there. We believe that the capacity at our existing facilities, combined with the additional capacity at the Longmont facility, will be sufficient to sustain current operations and the anticipated near-term growth of our businesses. Production is expected to begin at the Longmont facility during 2020.
We own all of the properties listed below, except as noted. Additionally, our principal distribution centers in the U.S. include three that we own and six that we lease. We also lease our principal distribution center in Canada. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We lease eight sales and administrative offices in the U.S., and one each in China, Canada, and Mexico. (B) Our corporate headquarters is located in Orrville, Ohio, and our Canadian headquarters is located in Markham, Ontario. We lease the principal headquarters of our pet food business located in San Francisco, California, as well as additional administrative facilities dedicated to that business in Burbank, California. (B)

Locations	Products Produced/Processed/Stored	Primary Reportable Segment
Bloomsburg, Pennsylvania	Wet dog and cat food and dry dog and cat food	U.S. Retail Pet Foods
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Chico, California	Fruit and vegetable juices and beverages and grain products	U.S. Retail Consumer Foods
Cincinnati, Ohio	Shortening and oils	U.S. Retail Consumer Foods
Decatur, Alabama	Dry dog and cat food	U.S. Retail Pet Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Havre de Grace, Maryland	Fruit and vegetable juices and beverages	U.S. Retail Consumer Foods
Lawrence, Kansas	Dry dog food	U.S. Retail Pet Foods
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Consumer Foods
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (four facilities) (C)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Ripon, Wisconsin	Fruit spreads, toppings, syrups, and condiments	U.S. Retail Consumer Foods
Scottsville, Kentucky	Frozen sandwiches	U.S. Retail Consumer Foods
Seattle, Washington (C)	Nut mix products	U.S. Retail Consumer Foods
Sherbrooke, Quebec	Canned milk	International and Away From Home
Suffolk, Virginia	Coffee	International and Away From Home
Toledo, Ohio	Baking mixes, frostings, and flour	U.S. Retail Consumer Foods
Topeka, Kansas	Dry dog and cat food and dog and cat snacks	U.S. Retail Pet Foods

(A)
With the completion of the Ainsworth acquisition, as described in our 2018 Annual Report to Shareholders under “Note 2: Acquisitions,” we own two additional manufacturing facilities in Meadville, Pennsylvania, and Frontenac, Kansas, which are not reflected in the table above. Several administrative and distribution facilities were also included in the transaction, virtually all of which are leased properties.

(B)	We plan to close our offices in San Francisco, Burbank, China, and Mexico during 2019, as described in our 2018 Annual Report to Shareholders under “Note 3: Integration and Restructuring Costs.”

(C)	We lease our coffee silo facility in New Orleans and our facilities in Seattle.

Item 3.     Legal Proceedings.
We are a defendant in a variety of legal proceedings. While we cannot predict with certainty the ultimate results of these proceedings, we do not believe that the final outcome of these proceedings could have a material adverse effect on our financial position, results of operations, or cash flows, with the exception of the matter discussed below.
On May 9, 2011, an organization named Council for Education and Research on Toxics (“Plaintiff”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against us and additional defendants who manufacture, package, distribute, or sell packaged coffee. The lawsuit is Council for Education and Research on Toxics v. Brad Barry LLC, et al., and was a tag along to a 2010 lawsuit against companies selling “ready-to-drink” coffee based on the same claims. Both cases have since been consolidated and now include nearly eighty defendants, which constitute the great majority of the coffee industry in California. The Plaintiff alleges that we and the other defendants failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code Section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, better known as "Proposition 65". The Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of two thousand five hundred dollars per day per violation of Proposition 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.

As part of a joint defense group organized to defend against the lawsuit, we dispute the claims of the Plaintiff. Acrylamide is not added to coffee, but is present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. We have asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to the defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of calendar year 2017. On March 28, 2018, the trial court issued a proposed ruling adverse to the defendants on the Phase 2 defense, our last remaining defense to liability. The trial court finalized and affirmed its Phase 2 ruling on May 7, 2018 and, therefore, the trial will proceed to the third phase regarding remedies issues.

At this stage of the proceedings, prior to a trial on remedies issues, we are unable to predict or reasonably estimate the potential loss or effect on our operations. Accordingly, no loss contingency has been recorded for this matter as of April 30, 2018, as the likelihood of loss is not considered probable or estimable. The trial court has discretion to impose zero penalties against us or to impose significant statutory penalties. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products, as well as involve substantial expense and operational disruption, which could have a material adverse impact on our financial position, results of operations, or cash flows. Furthermore, a future appellate court decision could reverse the trial court rulings. The outcome and the financial impact of settlement, or the trial or appellate court rulings of the case, if any, cannot be predicted at this time. For additional information, see “Note 15: Contingencies” in our 2018 Annual Report to Shareholders.
Item 4.     Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant.
The names, ages as of June 15, 2018, and current positions of the executive officers are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

Name	Age	Years with Company	Position	Served as an Officer Since
Richard K. Smucker	70	45	Executive Chairman (A)	1974
Mark T. Smucker	48	20	President and Chief Executive Officer (B)	2001
Mark R. Belgya	57	33	Vice Chair and Chief Financial Officer (C)	1997
Barry C. Dunaway	55	31	President, Pet Food and Pet Snacks (D) (J)	2001
Tina R. Floyd	52	23	Senior Vice President and General Manager, Consumer Foods(E)	2018
Jeannette L. Knudsen	48	15	Senior Vice President, General Counsel and Secretary (F)	2009
David J. Lemmon	50	24	President, Canada, International, and U.S. Away From Home (G) (J)	2012
Jill R. Penrose	45	14	Senior Vice President, Human Resources and Corporate Communications (H)	2014
Joseph Stanziano	51	21	Senior Vice President and General Manager, Coffee (I)	2018

(A)	Mr. Richard Smucker was elected to his present position in May 2016, having served as Chief Executive Officer since August 2011.

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

(E)
Ms. Floyd was elected to her present position in February 2018, having served as Vice President and General Manager, Foodservice since February 2016. Prior to that time, she served as Vice President, Marketing - Consumer Foods since April 2012.

(F)	Ms. Knudsen was elected to her present position in May 2016, having served as Vice President, General Counsel and Corporate Secretary since August 2010.

(G)
Mr. Lemmon was elected to his present position in August 2017, having served as Vice President and General Manager, International since January 2016. Prior to that time, he served as Vice President and Managing Director, Canada and International since April 2015 and Vice President and Managing Director, Canada since May 2012.

(H)
Ms. Penrose was elected to her present position in May 2016, having served as Vice President, Human Resources since June 2014. Prior to that time, she served as Vice President, Strategy and Organization Development since April 2010.

(I)
Mr. Stanziano was elected to his present position in February 2018, having served as Senior Vice President and General Manager, Consumer Foods since October 2017. Prior to that time, he served as Vice President and General Manager, Consumer since February 2016 and Vice President, General Manager - Peanut Butter and Snacking since April 2012.

(J)
Effective June 25, 2018, Mr. Lemmon will assume the position of President, Pet Food and Pet Snacks, and Mr. Dunaway will assume the position of Executive Advisor, Pet, until his retirement on July 31, 2018.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) The information pertaining to the market for our common shares and other related shareholder information is incorporated herein by reference to the information set forth in our 2018 Annual Report to Shareholders under the captions “Stock Price Data” and “Comparison of Five-Year Cumulative Total Shareholder Return.”
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2018 - February 28, 2018	10	$118.76	—	3,586,598
March 1, 2018 - March 31, 2018	463	126.73	—	3,586,598
April 1, 2018 - April 30, 2018	438	120.55	—	3,586,598
Total	911	$123.67	—	3,586,598
Information set forth in the table above represents the activity in our fourth fiscal quarter.
(a) Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of April 30, 2018, there were 3,586,598 common shares remaining available for future repurchase pursuant to our Board of Directors' authorizations.
Item 6.        Selected Financial Data.
Five-year summaries of our selected financial data and discussions of items which materially affect the comparability of the selected financial data are incorporated herein by reference to the information set forth in our 2018 Annual Report to Shareholders under the following captions: “Five-Year Summary of Selected Financial Data,” “Management’s Discussion and Analysis,” “Note 1: Accounting Policies,” “Note 2: Acquisitions,” and “Note 3: Integration and Restructuring Costs.”
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources and critical accounting estimates and policies, is incorporated herein by reference to the information set forth in our 2018 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis.”
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are incorporated herein by reference to the information set forth in our 2018 Annual Report to Shareholders under the caption “Derivative Financial Instruments and Market Risk.”
Item 8.        Financial Statements and Supplementary Data.
Consolidated financial statements at April 30, 2018 and 2017, and for each of the years in the three-year period ended April 30, 2018, with the report of independent registered public accounting firm and selected unaudited quarterly financial data, are incorporated herein by reference to the information set forth in our 2018 Annual Report to Shareholders under the caption “Summary of Quarterly Results of Operations” and beginning with “Report of Management on Internal Control Over Financial Reporting” through “Note 17: Common Shares.”
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2018 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are set forth in our 2018 Annual Report to Shareholders under the headings “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” which reports are incorporated herein by reference.
Item 9B.    Other Information.
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance.
The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2018. Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
The Board of Directors has adopted a Code of Business Conduct and Ethics, last revised January 2018, which applies to our directors, principal executive officer, and principal financial and accounting officer. The Board of Directors has adopted charters for each of the Audit, Executive Compensation, and Nominating, Governance, and Corporate Responsibility committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on our website (jmsmucker.com/investor-relations/smuckers-corporate-governance).
Item 11.        Executive Compensation.
The information required by this Item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2018.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2018.
Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the information set forth under the captions “Corporate Governance” and “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2018.
Item 14.        Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2018.

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
See the Index of Exhibits beginning on page 24 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 18, 2018	The J. M. Smucker Company
/s/ Mark R. Belgya
	By:	Mark R. Belgya
Vice Chair and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Mark T. Smucker	President and Chief Executive Officer and Director (Principal Executive Officer)	June 18, 2018
/s/ Mark R. Belgya
Mark R. Belgya	Vice Chair and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 18, 2018
*
Timothy P. Smucker	Chairman Emeritus	June 18, 2018
*
Richard K. Smucker	Executive Chairman	June 18, 2018
*
Kathryn W. Dindo	Director	June 18, 2018
*
Paul J. Dolan	Director	June 18, 2018
*
Jay L. Henderson	Director	June 18, 2018
*
Elizabeth Valk Long	Director	June 18, 2018
*
Gary A. Oatey	Director	June 18, 2018
*
Kirk L. Perry	Director	June 18, 2018
*
Sandra Pianalto	Director	June 18, 2018
*
Nancy Lopez Russell	Director	June 18, 2018
*
Alex Shumate	Director	June 18, 2018
*
Dawn C. Willoughby	Director	June 18, 2018

*
The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 18, 2018		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen Attorney-in-Fact

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the U.S. Securities and Exchange Commission.

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of February 3, 2015, by and among Blue Acquisition Group, Inc., the Company, SPF Holdings I, Inc., SPF Holdings II, LLC, and, for the limited purposes set forth therein, Blue Holdings I, L.P.

2.2
First Amendment to Stock Purchase Agreement and Plan of Merger and Side Letter, dated as of May 14, 2018, by and among NU Pet Company, PR Merger Sub I, LLC, Ainsworth Pet Nutrition Parent, LLC, CP APN, Inc., CP APN, L.P., and, solely for the limited purpose set forth therein, The J. M. Smucker Company.

2.3	Purchase Agreement dated as of October 9, 2013, among Del Monte Corporation, Del Monte Foods Consumer Products, Inc., and, for the limited purposes set forth therein, Del Monte Pacific Limited
2.4
Stock Purchase Agreement and Plan of Merger, dated as of April 4, 2018, by and among NU Pet Company, PR Merger Sub I, LLC, Ainsworth Pet Nutrition Parent, LLC, CP APN, Inc., CP APN, L.P., and, solely for the limited purpose set forth therein, The J. M. Smucker Company.

3.1	Amended Articles of Incorporation of The J. M. Smucker Company
3.2	Amended Regulations of The J. M. Smucker Company
4.1	Rights Agreement, dated as of May 20, 2009, by and between the Company and Computershare Trust Company, N.A., as rights agent
4.2	Amendment No. 1, dated as of February 3, 2015, to the Rights Agreement, dated as of May 20, 2009, between the Company and Computershare Trust Company, N.A., as rights agent
4.3	Amendment No. 2, dated as of October 24, 2016, to the Rights Agreement, dated as of May 20, 2009, by and between the Company and Computershare Trust Company, N.A., as rights agent
4.4	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association
4.5	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the guarantors party thereto, and U.S. Bank National Association
4.6	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among the administrative agents and other parties identified therein
4.7	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee
4.8	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.9	Second Supplemental Indenture, dated as of December 7, 2017, between the Company and U.S. Bank National Association, as trustee
10.1	Nonemployee Director Stock Plan dated January 1, 1997*
10.2	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*
10.3	Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of December 31, 2010*
10.4	Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of December 31, 2010*
10.5	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of April 25, 2011*
10.6	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of April 25, 2011*
10.7	The J. M. Smucker Company Voluntary Deferred Compensation Plan, amended and restated as of December 1, 2012*
10.8	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006*
10.9	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.10	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.11	Omnibus Amendment to Restricted Stock Agreements for Folgers Employees, dated as of November 4, 2010*

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
10.12	Form of Restricted Stock Agreement*
10.13	Form of Deferred Stock Units Agreement*
10.14	Form of Restricted Stock Agreement*
10.15	Form of Deferred Stock Units Agreement*
10.16	Form of Special One-Time Grant of Restricted Stock Agreement*
10.17	Form of Restricted Stock Agreement*
10.18	Form of Special One-Time Grant of Restricted Stock Agreement*
10.19	Form of Special One-Time Grant of Deferred Stock Units Agreement*
10.20	Form of Restricted Stock Agreement*
10.21	Form of Deferred Stock Units Agreement*
10.22	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007)*
10.23	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014)*
10.24	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, restated effective as of May 1, 2015*
10.25	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*
10.26	The J. M. Smucker Company Restoration Plan, amended and restated effective as of January 1, 2013*
10.27	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015*
10.28	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*
10.29	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (three-year vesting)*
10.30	Form of Amended and Restated Change in Control Severance Agreement between the Company and the Officer party thereto*
10.31	Form of Indemnity Agreement between the Company and the Officer party thereto*
10.32	The J. M. Smucker Company 1998 Equity and Performance Incentive Plan (as amended and restated effective as of June 6, 2005)*
10.33	Amended and Restated Asset Purchase and Sale Agreement, dated as of October 24, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation
10.34	Retail Trademark License Agreement, dated November 13, 2001, between The Pillsbury Company and International Multifoods Corporation
10.35	Amendment to Retail Trademark License Agreement, dated December 23, 2002, between The Pillsbury Company and International Multifoods Corporation
10.36	Closing Agreement, dated as of November 13, 2001, by and among General Mills, Inc., The Pillsbury Company, and International Multifoods Corporation
10.37	Omnibus Amendment Agreement, dated as of January 16, 2003, by and among General Mills, Inc., The Pillsbury Company, International Multifoods Corporation, and Sebesta Blomberg & Associates, Inc.
10.38	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and the Company, dated November 6, 2008
10.39	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008
10.40
Revolving Credit Agreement, dated as of September 1, 2017, by and among the Company, Smucker Foods of Canada Corp., a federally incorporated Canadian corporation, Bank of America, N.A., as administrative agent, and the several financial institutions from time to time party thereto

10.41
Amendment No. 1 to Credit Agreement dated as of April 27, 2018, to the Revolving Credit Agreement, dated as of September 1, 2017, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders party thereto, and Bank of America, N.A., as administrative agent

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
10.42	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
10.43	Term Loan Credit Agreement, dated as of March 2, 2015, among the Company, as borrower, the lenders and guarantors party thereto, and Bank of America, N.A., as administrative agent
10.44
Amendment No. 1, dated as of September 1, 2017, to the Term Loan Credit Agreement, by and among the Company, Bank of America, N.A., as administrative agent and as a lender, and the several financial institutions from time to time party thereto

10.45	Term Loan Credit Agreement, dated as of April 27, 2018, among the Company, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent
12.1	Computation of Ratio of Earnings to Fixed Charges
13
Excerpts from our 2018 Annual Report to Shareholders. Such Annual Report, except those portions thereof that are expressly incorporated herein by reference, is furnished for the information of the Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K

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

THE J. M. SMUCKER COMPANY
ANNUAL REPORT ON FORM 10-K
INDEX TO FINANCIAL STATEMENTS

Annual Report to Shareholders
Data incorporated by reference to the 2018 Annual Report to Shareholders of The J. M. Smucker Company:

Report of Management on Internal Control Over Financial Reporting	45
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	46
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	47
Report of Management on Responsibility for Financial Reporting	48
Consolidated Balance Sheets at April 30, 2018 and 2017	50-51
For the years ended April 30, 2018, 2017, and 2016:
Statements of Consolidated Income	49
Statements of Consolidated Comprehensive Income	49
Statements of Consolidated Cash Flows	52
Statements of Consolidated Shareholders’ Equity	53
Notes to Consolidated Financial Statements	54-85
Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or the notes thereto.

F-1