Form 10-Q
period 2018-07-31
J M SMUCKER Co
filed 2018-08-27
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 113,737,560 common shares outstanding on August 21, 2018.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2018	2017
Net sales	$1,902.5	$1,748.9
Cost of products sold	1,224.3	1,086.8
Gross Profit	678.2	662.1
Selling, distribution, and administrative expenses	383.3	348.8
Amortization	60.5	51.5
Other special project costs (A)	7.7	27.1
Other operating expense (income) – net	(0.2)	(0.5)
Operating Income	226.9	235.2
Interest expense – net	(53.6)	(42.0)
Other income (expense) – net	(0.2)	(4.2)
Income Before Income Taxes	173.1	189.0
Income tax expense (benefit)	40.1	62.2
Net Income	$133.0	$126.8
Earnings per common share:
Net Income	$1.17	$1.12
Net Income – Assuming Dilution	$1.17	$1.12
Dividends Declared per Common Share	$0.85	$0.78

(A)	Other special project costs includes integration and restructuring costs. For more information, see Note 5: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2018	2017
Net income	$133.0	$126.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.1)	35.0
Cash flow hedging derivative activity, net of tax	2.1	1.6
Pension and other postretirement benefit plans activity, net of tax	1.6	(0.2)
Available-for-sale securities activity, net of tax	0.3	0.3
Total Other Comprehensive Income (Loss)	(2.1)	36.7
Comprehensive Income	$130.9	$163.5
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2018	April 30, 2018
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$192.0	$192.6
Trade receivables, less allowance for doubtful accounts	504.2	385.6
Inventories:
Finished products	660.4	542.1
Raw materials	357.0	312.3
Total Inventory	1,017.4	854.4
Other current assets	92.2	122.4
Total Current Assets	1,805.8	1,555.0
Property, Plant, and Equipment
Land and land improvements	121.2	120.1
Buildings and fixtures	831.8	812.6
Machinery and equipment	2,189.4	2,111.5
Construction in progress	253.9	212.1
Gross Property, Plant, and Equipment	3,396.3	3,256.3
Accumulated depreciation	(1,568.4)	(1,527.2)
Total Property, Plant, and Equipment	1,827.9	1,729.1
Other Noncurrent Assets
Goodwill	6,621.9	5,942.2
Other intangible assets – net	7,095.1	5,916.5
Other noncurrent assets	162.3	158.4
Total Other Noncurrent Assets	13,879.3	12,017.1
Total Assets	$17,513.0	$15,301.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$532.1	$512.1
Accrued trade marketing and merchandising	141.6	101.6
Short-term borrowings	530.0	144.0
Other current liabilities	340.3	276.1
Total Current Liabilities	1,544.0	1,033.8
Noncurrent Liabilities
Long-term debt	6,184.9	4,688.0
Deferred income taxes	1,550.2	1,377.2
Other noncurrent liabilities	303.1	311.1
Total Noncurrent Liabilities	8,038.2	6,376.3
Total Liabilities	9,582.2	7,410.1
Shareholders’ Equity
Common shares	28.9	28.9
Additional capital	5,745.1	5,739.7
Retained income	2,275.6	2,239.2
Accumulated other comprehensive income (loss)	(118.8)	(116.7)
Total Shareholders’ Equity	7,930.8	7,891.1
Total Liabilities and Shareholders’ Equity	$17,513.0	$15,301.2
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2018	2017
Operating Activities
Net income	$133.0	$126.8
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	51.4	54.5
Amortization	60.5	51.5
Share-based compensation expense	4.6	6.6
Other noncash adjustments – net	1.1	0.8
Defined benefit pension contributions	—	(0.8)
Changes in assets and liabilities, net of effect from businesses acquired:
Trade receivables	(52.7)	7.3
Inventories	(65.7)	(71.2)
Other current assets	21.8	4.3
Accounts payable	0.8	35.3
Accrued liabilities	52.6	52.5
Income and other taxes	58.9	35.9
Other – net	(23.3)	0.8
Net Cash Provided by (Used for) Operating Activities	243.0	304.3
Investing Activities
Business acquired, net of cash acquired	(1,905.0)	—
Additions to property, plant, and equipment	(101.3)	(69.6)
Other – net	(25.2)	31.5
Net Cash Provided by (Used for) Investing Activities	(2,031.5)	(38.1)
Financing Activities
Short-term borrowings (repayments) – net	386.0	(170.1)
Proceeds from long-term debt	1,500.0	—
Quarterly dividends paid	(88.4)	(84.9)
Purchase of treasury shares	(4.7)	(6.6)
Other – net	(2.4)	1.5
Net Cash Provided by (Used for) Financing Activities	1,790.5	(260.1)
Effect of exchange rate changes on cash	(2.6)	10.3
Net increase (decrease) in cash and cash equivalents	(0.6)	16.4
Cash and cash equivalents at beginning of period	192.6	166.8
Cash and Cash Equivalents at End of Period	$192.0	$183.2
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, unless otherwise noted, except per share data)
Note 1: Basis of Presentation
The unaudited interim condensed consolidated financial statements of The J. M. Smucker Company (“Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Certain items previously reported in the financial statements have been reclassified to conform with the current year presentation.
Operating results for the three months ended July 31, 2018, are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2018.
Note 2: Revenue Recognition
The majority of our revenue is derived from the sale of food and beverage products to food retailers and foodservice distributors and operators. We recognize revenue when obligations under the terms of a contract with a customer have been satisfied. This occurs when control of our products transfers, which typically takes place upon delivery to or pick up by the customer. Amounts due from our customers are classified as trade receivables in the Condensed Consolidated Balance Sheets and require payment on a short-term basis.
Transaction price is based on the list price included in our published price list, which is then reduced by the estimated impact of trade marketing and merchandising programs, discounts, unsaleable product allowances, returns, and similar items in the same period that the revenue is recognized. To estimate the impact of these costs, we consider customer contract provisions, historical data, and our current expectations.
Our trade marketing and merchandising programs consist of various promotional activities conducted through retail trade, distributors, or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period.
For revenue disaggregated by reportable segment, geographical region, and product category, see Note 7: Reportable Segments.
Note 3: Recently Issued Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of the net periodic pension cost to be presented separately from the other components of the net periodic pension cost in the income statement. Additionally, only the service cost component of the net periodic pension cost is eligible for capitalization. ASU 2017-07 was effective for us on May 1, 2018. The change in presentation of service cost was applied retrospectively, while the capitalization of service cost will be applied on a prospective basis. The adoption of this ASU did not have a material impact on our financial statements and disclosures.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than deferring such recognition until the asset is sold to an outside party. ASU 2016-16 was effective for us on May 1, 2018, and required adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this ASU did not have an impact on our financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which makes changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 was effective for us on May 1, 2018, and required adoption on a retrospective basis. The adoption of this ASU did not impact the presentation of our financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. ASU 2016-02 will be effective for us on May 1, 2019, with the option to early adopt at any time prior to the effective date. ASU 2016-02 requires a modified retrospective application for leases existing at, or entered into after, the beginning of the earliest comparative period presented and may exclude any leases that expired before the date of initial application. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We are currently compiling an inventory of our lease arrangements in order to determine the impact the new guidance will have on our financial statements and disclosures. We have selected new lease accounting software in preparation for the standard's additional reporting requirements and began implementation during the first quarter of 2019. Based on our assessment to date, we expect that the adoption of ASU 2016-02 will result in a material increase in lease-related assets and liabilities recognized in our Consolidated Balance Sheet, but we are unable to quantify the impact at this time.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new guidance is that an entity must recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It requires additional disclosures to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts. We adopted the requirements of ASU 2014-09 and all related amendments on May 1, 2018, using the modified retrospective transition method. Adoption did not have an impact on our financial statements. The additional disclosures required are presented within Note 2: Revenue Recognition and Note 7: Reportable Segments.
Note 4: Acquisition
On May 14, 2018, we acquired the stock of Ainsworth Pet Nutrition, LLC (“Ainsworth”) in an all-cash transaction, valued at $1.9 billion, which was funded with a bank term loan and borrowings under our commercial paper program of approximately $1.5 billion and $400.0, respectively. For additional information on the financing associated with this transaction, refer to Note 9: Debt and Financing Arrangements.
Ainsworth is a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. The majority of Ainsworth’s sales are generated by the Rachael Ray® Nutrish® brand, which is driving significant growth in the premium pet food category. Ainsworth also sells pet food and pet snacks under several additional branded and private label trademarks. Ainsworth was a privately-held company headquartered in Meadville, Pennsylvania. In addition to its headquarters, the transaction includes two manufacturing facilities owned by Ainsworth, which are located in Meadville, Pennsylvania, and Frontenac, Kansas, and a leased distribution facility in Greenville, Pennsylvania.
The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Ainsworth's operations, including $162.8 and $4.1 in revenue and operating loss, respectively, are included in our consolidated financial statements from the date of acquisition. The operating loss reflects the recognition of a fair value purchase accounting adjustment of $10.9, attributable to the acquired inventory.
The purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We estimated the fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and other estimates made by management. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, and the excess was recognized as goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Cash and cash equivalents	$1.6
Trade receivables	66.3
Inventories	97.8
Other current assets	4.8
Property, plant, and equipment	83.8
Goodwill	681.9
Other intangible assets – net	1,239.6
Other noncurrent assets	0.3
Total assets acquired	$2,176.1
Liabilities assumed:
Current liabilities	$81.5
Deferred tax liabilities	172.0
Other noncurrent liabilities	16.0
Total liabilities assumed	$269.5
Net assets acquired	$1,906.6
Estimated values for the acquisition, including goodwill, other intangible assets, property, plant, and equipment, contingent liabilities, and income taxes, are not yet finalized. The purchase price was preliminarily allocated based on information available at the date of acquisition and is subject to change as we complete our analysis of the fair values at the date of acquisition during the measurement period, not to exceed one year, as permitted under FASB ASC 805, Business Combinations.
As a result of the acquisition, we recognized a total of $681.9 of goodwill within the U.S. Retail Pet Foods segment. Our expectation is that a portion will be deductible for tax purposes, the amount of which will be refined and ultimately determined during the measurement period. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities as we integrate Ainsworth into our U.S. Retail Pet Foods segment.
The purchase price was preliminarily allocated to the identifiable other intangible assets acquired as follows:

Intangible assets with finite lives:
Customer and contractual relationships (25-year useful life)	$935.0
Trademarks (5-year useful life)	1.6
Intangible assets with indefinite lives:
Trademarks	303.0
Total other intangible assets	$1,239.6
Ainsworth's results of operations are included in our consolidated financial statements from the date of the transaction within the U.S. Retail Pet Foods reportable segment. Had the transaction occurred on May 1, 2017, unaudited pro forma consolidated results for the three months ended July 31, 2018 and 2017, would have been as follows:

	Three Months Ended July 31,
	2018	2017
Net sales	$1,929.9	$1,904.6
Net income	133.1	109.8
Net income per common share – assuming dilution	1.17	0.97
The unaudited pro forma consolidated results are based on our historical financial statements and those of Ainsworth, and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented. The most significant pro forma adjustments relate to the elimination of nonrecurring acquisition-related costs incurred prior to the close of the transaction, amortization of acquired intangible assets, depreciation of acquired property, plant, and equipment, and higher interest expense associated with acquisition-related financing. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

Note 5: Integration and Restructuring Costs
Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain acquisition or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. These one-time costs are not allocated to segment profit, and the majority of these costs are reported in other special project costs in the Condensed Statements of Consolidated Income. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Integration Costs: Total one-time costs related to the acquisition of Ainsworth are anticipated to be approximately $50.0, of which the majority are expected to be cash charges. Of the total anticipated one-time costs, we expect to incur $25.0 in employee-related costs and $25.0 in other transition and termination costs directly related to the acquisition. Approximately two-thirds of these one-time costs are expected to be recognized by the end of 2019.
The following table summarizes our one-time costs incurred in relation to the Ainsworth acquisition.

	Three Months Ended July 31,	Total Costs Incurred to Date at July 31, 2018
	2018
Employee-related costs	$0.9	$0.9
Other transition and termination costs	1.1	1.1
Total one-time costs	$2.0	$2.0
Noncash charges included in total one-time costs incurred to date were $0.8, all of which were incurred during the three months ended July 31, 2018, and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.8 at July 31, 2018.
All integration activities related to the acquisition of Big Heart Pet Brands (“Big Heart”) were considered complete as of April 30, 2018, and as a result, we did not incur any costs during the three months ended July 31, 2018. We incurred total one-time costs of $271.9, of which $11.1 were incurred during the three months ended July 31, 2017. Noncash charges included in the total one-time costs were $30.4, of which $1.3 were incurred during the three months ended July 31, 2017, primarily consisting of share-based compensation and accelerated depreciation. As a result of the Big Heart integration activities being complete, the obligation related to severance costs and retention bonuses was fully satisfied at July 31, 2018, and was $0.1 at April 30, 2018.
Restructuring Costs: An organization optimization program was approved by the Board of Directors (the “Board”) during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization. Related projects include an organizational redesign and the optimization of our manufacturing footprint. In addition, the program was recently expanded to include the restructuring of our geographic footprint, which includes the centralization of our pet food and pet snacks business, as well as certain international non-manufacturing functions, to our corporate headquarters in Orrville, Ohio, furthering collaboration and enhanced agility, while improving cost efficiency. As a result, we plan to close the San Francisco and Burbank, California, offices by the end of 2019, and our international offices in China and Mexico during the first half of 2019. The majority of the related restructuring costs are expected to be incurred through the end of 2019.
During 2018, we completed the consolidation of all of our coffee produced at our Harahan, Louisiana, facility into one of our facilities in New Orleans, Louisiana. Upon completion of the remaining initiatives, we anticipate that the organization optimization program will result in total headcount reductions of approximately 375 full-time positions, of which approximately 75 percent were reduced as of July 31, 2018.
Upon completion of this program, total restructuring costs are expected to be approximately $75.0, of which the majority represents employee-related costs, while the remainder primarily consists of site preparation, equipment relocation, and production start-up costs at the impacted facilities.

The following table summarizes our one-time costs incurred related to the organization optimization program.

	Three Months Ended July 31,		Total Costs Incurred to Date at July 31, 2018
	2018	2017
Employee-related costs	$5.6	$10.4	$29.4
Other transition and termination costs	0.1	6.3	18.9
Total one-time costs	$5.7	$16.7	$48.3
Noncash charges of $0.1 and $6.1 were included in the one-time costs during the three months ended July 31, 2018 and 2017, respectively. Noncash charges included in total one-time costs incurred to date were $12.0 and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $4.4 and $0.3 at July 31, 2018, and April 30, 2018, respectively.
Note 6: Divestiture
On July 9, 2018, we announced a definitive agreement to sell our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners. We expect the transaction to close during the second quarter of 2019, subject to customary closing conditions. The transaction includes products that are sold in U.S. retail channels under the Pillsbury®, Martha White®, Hungry Jack®, White Lily®, and Jim Dandy® brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of approximately $370.0 in 2018. The transaction does not include our baking business in Canada.
We will receive approximately $375.0 in proceeds from the divestiture, which is subject to a final working capital adjustment, and anticipate recognizing a gain upon completion of the transaction. The pre-tax gain is estimated to be approximately $25.0      based on the expected proceeds, including the assumed working capital and the carrying value of the assets, less estimated costs to sell, at the closing date.
The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment for the three months ended July 31, 2018. Additionally, the disposal group met the criteria to be classified as held for sale as of July 31, 2018, and was measured at the lower of carrying amount or fair value less costs to sell.
The assets and liabilities held for sale at July 31, 2018, include the following:

July 31, 2018
Assets held for sale:
Inventories	$40.1
Property, plant, and equipment	39.8
Goodwill	144.3
Other intangible assets – net	109.5
Other noncurrent assets	1.4
Total assets held for sale	$335.1
Liabilities held for sale:
Other current liabilities	$0.1
Net assets held for sale	$335.0
Note 7: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’ Donuts®, and Café Bustelo® branded coffee; the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Jif®, Smucker’s®, Crisco®, and Pillsbury branded products; and the U.S. Retail Pet Foods segment primarily includes the domestic sales of Rachael Ray Nutrish, Meow Mix®, Milk-Bone®, Natural Balance®, Kibbles ’n Bits®, 9Lives®, Pup-Peroni®, and Nature’s Recipe® branded products. The International and Away From Home segment is composed of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Effective May 1, 2018, the convenience store channel, which was previously included in the U.S. retail segments, is now included in the International and Away From Home segment. Segment performance for the three months ended July 31, 2017, has been reclassified for this realignment.
Segment profit represents net sales, less direct and allocable operating expenses and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as corporate administrative expenses, unallocated gains and losses on commodity and foreign currency exchange derivative activities, as well as amortization expense and impairment charges related to intangible assets.
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

	Three Months Ended July 31,
	2018	2017
Net sales:
U.S. Retail Coffee	$489.5	$479.4
U.S. Retail Consumer Foods	483.3	487.9
U.S. Retail Pet Foods	671.2	520.7
International and Away From Home	258.5	260.9
Total net sales	$1,902.5	$1,748.9
Segment profit:
U.S. Retail Coffee	$147.8	$123.2
U.S. Retail Consumer Foods	97.3	110.1
U.S. Retail Pet Foods	100.4	97.8
International and Away From Home	43.4	40.2
Total segment profit	$388.9	$371.3
Amortization	(60.5)	(51.5)
Interest expense – net	(53.6)	(42.0)
Unallocated derivative gains (losses)	(22.0)	12.6
Cost of products sold – special project costs (A)	—	(0.7)
Other special project costs (A)	(7.7)	(27.1)
Corporate administrative expenses	(71.8)	(69.4)
Other income (expense) – net	(0.2)	(4.2)
Income before income taxes	$173.1	$189.0

(A)	Special project costs includes integration and restructuring costs. For more information, see Note 5: Integration and Restructuring Costs.

The following table presents certain geographical information.

	Three Months Ended July 31,
	2018	2017
Net sales:
United States	$1,772.3	$1,617.3
International:
Canada	$98.2	$96.9
All other international	32.0	34.7
Total international	$130.2	$131.6
Total net sales	$1,902.5	$1,748.9

The following table presents product category information.

	Three Months Ended July 31,
	2018	2017	Primary Reportable Segment (A)
Coffee	$578.3	$572.3	U.S. Retail Coffee
Dog food	308.5	188.7	U.S. Retail Pet Foods
Peanut butter	199.2	200.5	U.S. Retail Consumer Foods
Cat food	189.0	165.8	U.S. Retail Pet Foods
Pet snacks	187.8	180.7	U.S. Retail Pet Foods
Fruit spreads	85.6	87.6	U.S. Retail Consumer Foods
Baking mixes and ingredients	84.3	91.8	U.S. Retail Consumer Foods
Frozen handheld	64.5	50.0	U.S. Retail Consumer Foods
Shortening and oils	52.9	56.3	U.S. Retail Consumer Foods
Portion control	40.9	39.7	International and Away From Home
Juices and beverages	32.2	37.1	U.S. Retail Consumer Foods
Other	79.3	78.4	International and Away From Home
Total net sales	$1,902.5	$1,748.9

(A)	The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
Note 8: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended July 31,
	2018	2017
Net income	$133.0	$126.8
Less: Net income allocated to participating securities	0.7	0.6
Net income allocated to common stockholders	$132.3	$126.2
Weighted-average common shares outstanding	113.1	112.9
Add: Dilutive effect of stock options	—	0.1
Weighted-average common shares outstanding – assuming dilution	113.1	113.0
Net income per common share	$1.17	$1.12
Net income per common share – assuming dilution	$1.17	$1.12

Note 9: Debt and Financing Arrangements
Long-term debt consists of the following:

	July 31, 2018		April 30, 2018
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
2.20% Senior Notes due December 6, 2019	$300.0	$298.8	$300.0	$298.6
2.50% Senior Notes due March 15, 2020	500.0	498.1	500.0	497.8
3.50% Senior Notes due October 15, 2021	750.0	773.8	750.0	775.6
3.00% Senior Notes due March 15, 2022	400.0	397.5	400.0	397.3
3.50% Senior Notes due March 15, 2025	1,000.0	994.6	1,000.0	994.4
3.38% Senior Notes due December 15, 2027	500.0	495.9	500.0	495.8
4.25% Senior Notes due March 15, 2035	650.0	643.2	650.0	643.1
4.38% Senior Notes due March 15, 2045	600.0	585.6	600.0	585.4
Term Loan Credit Agreement due May 14, 2021	1,500.0	1,497.4	—	—
Total long-term debt	$6,200.0	$6,184.9	$4,700.0	$4,688.0

(A)
Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of terminated interest rate contracts, offering discounts, and capitalized debt issuance costs.

In June 2018, we entered into an interest rate swap, with a notional value of $500.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. This interest rate contract is designated as a cash flow hedge, and as a result, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to net interest expense in the period during which the hedged transaction affects earnings. At July 31, 2018, an unrealized gain of $2.6 was deferred in accumulated other comprehensive income (loss) for this derivative instrument. For additional information, see Note 11: Derivative Financial Instruments.
In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition, as discussed in Note 4: Acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. The interest rate on the Term Loan at July 31, 2018, was 3.21 percent. We have incurred total capitalized debt issuance costs of $2.8, of which $2.0 was incurred during the three months ended July 31, 2018 and will be amortized to net interest expense over the time period for which the debt is outstanding.
All of our Senior Notes outstanding at July 31, 2018, are unsecured and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at both July 31, 2018 and April 30, 2018.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2018 and April 30, 2018, we had $530.0 and $144.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 2.25 percent and 2.20 percent, respectively.
Interest paid totaled $23.3 and $4.6 for the three months ended July 31, 2018 and 2017, respectively. This differs from interest expense due to the timing of interest payments, amortization of debt issuance costs and discounts, effect of interest rate contracts, capitalized interest, and other debt fees.

Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 10: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2018	2017	2018	2017
Service cost	$0.6	$1.7	$0.4	$0.5
Interest cost	5.9	5.4	0.6	0.5
Expected return on plan assets	(6.8)	(7.2)	—	—
Amortization of net actuarial loss (gain)	2.0	2.9	(0.1)	(0.1)
Amortization of prior service cost (credit)	0.2	0.2	(0.3)	(0.3)
Net periodic benefit cost	$1.9	$3.0	$0.6	$0.6
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
Interest Rate Hedging: We utilize derivative instruments to manage changes in the fair value of our debt. Interest rate contracts mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no impact on earnings.
In June 2018, we entered into an interest rate swap, with a notional value of $500.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. This interest rate contract is designated as a cash flow hedge, and as a result, an unrealized gain of $2.6 was deferred in accumulated other comprehensive income (loss) at July 31, 2018.
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract was designated as a cash flow hedge. In

December 2017, concurrent with the pricing of the Senior Notes due December 15, 2027, we terminated the treasury lock prior to maturity. The termination resulted in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and will be amortized as a reduction to net interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge, and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was deferred and is being recognized over the remaining life of the underlying debt as a reduction of interest expense. To date, we have recognized $27.0, of which $2.0 was recognized during the three months ended July 31, 2018. The remaining gain will be recognized as follows: $6.0 through the remainder of 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2018
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$2.6	$—
Total derivatives designated as hedging instruments	$—	$—	$2.6	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$9.1	$18.1	$1.0	$0.7
Foreign currency exchange contracts	2.4	0.2	—	—
Total derivatives not designated as hedging instruments	$11.5	$18.3	$1.0	$0.7
Total derivative instruments	$11.5	$18.3	$3.6	$0.7

	April 30, 2018
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$14.8	$6.8	$0.4	$0.2
Foreign currency exchange contracts	2.2	0.7	—	—
Total derivative instruments	$17.0	$7.5	$0.4	$0.2
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At July 31, 2018, and April 30, 2018, we maintained cash margin account balances of $34.6 and $10.9, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.
During the three months ended July 31, 2018 and 2017, net interest expense, as presented in the Condensed Statements of Consolidated Income, was $53.6 and $42.0, respectively. Within interest expense, during both of the three-month periods ended July 31, 2018 and 2017, we recognized pre-tax losses of $0.1 related to the termination of prior interest rate contracts. Included as a component of accumulated other comprehensive income (loss) at July 31, 2018 and April 30, 2018, were deferred net pre-tax losses of $1.1 and $3.8, respectively, related to the active and terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $0.3 and $0.9 at July 31, 2018 and April 30, 2018, respectively. Approximately $0.4 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2018	2017
Gains (losses) on commodity contracts	$(26.9)	$16.4
Gains (losses) on foreign currency exchange contracts	0.7	(9.5)
Total gains (losses) recognized in cost of products sold	$(26.2)	$6.9
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

	Three Months Ended July 31,
	2018	2017
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$(26.2)	$6.9
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(4.2)	(5.7)
Unallocated derivative gains (losses)	$(22.0)	$12.6
The net cumulative unallocated derivative losses at July 31, 2018, were $20.3 and the net cumulative unallocated derivative gains at April 30, 2018, were $1.7.
The following table presents the gross contract notional value of outstanding derivative contracts.

	July 31, 2018	April 30, 2018
Commodity contracts	$789.2	$658.0
Foreign currency exchange contracts	83.9	122.1
Interest rate contract	500.0	—
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2018		April 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$46.1	$46.1	$45.8	$45.8
Derivative financial instruments – net	(3.9)	(3.9)	9.7	9.7
Long-term debt	(6,184.9)	(6,210.2)	(4,688.0)	(4,579.8)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2018
Marketable securities and other investments: (A)
Equity mutual funds	$9.6	$—	$—	$9.6
Municipal obligations	—	36.2	—	36.2
Money market funds	0.3	—	—	0.3
Derivative financial instruments: (B)
Commodity contracts – net	(8.9)	0.2	—	(8.7)
Foreign currency exchange contracts – net	0.1	2.1	—	2.2
Interest rate contract	—	2.6	—	2.6
Long-term debt (C)	(4,540.4)	(1,669.8)	—	(6,210.2)
Total financial instruments measured at fair value	$(4,539.3)	$(1,628.7)	$—	$(6,168.0)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2018
Marketable securities and other investments: (A)
Equity mutual funds	$9.3	$—	$—	$9.3
Municipal obligations	—	36.1	—	36.1
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	7.2	1.0	—	8.2
Foreign currency exchange contracts – net	0.1	1.4	—	1.5
Long-term debt (C)	(4,579.8)	—	—	(4,579.8)
Total financial instruments measured at fair value	$(4,562.8)	$38.5	$—	$(4,524.3)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2018, our municipal obligations are scheduled to mature as follows: $1.4 in 2019, $1.7 in 2020, $3.3 in 2021, $1.0 in 2022, and the remaining $28.8 in 2023 and beyond.

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

(C)
Long-term debt is composed of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The value of the Term Loan is based on the net present value of each interest and principal payment calculated utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements.

Note 13: Income Taxes

The effective tax rates for the three months ended July 31, 2018, and July 31, 2017 were 23.2 percent and 32.9 percent, respectively. During the three-month period ended July 31, 2018, the effective tax rate varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes. During the three-month period ended July 31, 2017, the effective tax rate varied from the previous U.S. statutory income tax rate of 35.0 percent primarily due to the domestic manufacturing deduction, offset by the impact of state income taxes.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $9.7, primarily as a result of expiring statute of limitations periods.

U.S. Tax Reform: On December 22, 2017, the U.S. government enacted comprehensive tax reform (commonly referred to as “The Tax Cuts and Jobs Act”) that reduced the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, broadened the U.S. federal income tax base, required companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”) and created new taxes on certain foreign sourced earnings as part of a new territorial tax regime.

During the third quarter of 2018, we recorded a net provisional benefit of $765.8, which included the revaluation of net deferred tax liabilities at the reduced federal income tax rate, offset in part by the estimated impact of the one-time transition tax. The provisional amount recorded was based on assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the U.S. Securities and Exchange Commission, the FASB, and various taxing jurisdictions. All of these potential legislative and interpretive actions could result in adjustment to our provisional estimates when the accounting for the income tax effects of the Act is completed, which we expect to be no later than the third quarter of 2019. During the three months ended July 31, 2018, there were no adjustments to the recorded provisional amounts.
Note 14: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2018	$(16.4)	$(2.9)	$(101.0)	$3.6	$(116.7)
Reclassification adjustments	—	0.1	2.2	—	2.3
Current period credit (charge)	(6.1)	2.6	—	0.4	(3.1)
Income tax benefit (expense)	—	(0.6)	(0.6)	(0.1)	(1.3)
Balance at July 31, 2018	$(22.5)	$(0.8)	$(99.4)	$3.9	$(118.8)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2017	$(43.0)	$(4.4)	$(100.0)	$4.0	$(143.4)
Reclassification adjustments	—	0.1	0.1	—	0.2
Current period credit (charge)	35.0	2.5	—	0.4	37.9
Income tax benefit (expense)	—	(1.0)	(0.3)	(0.1)	(1.4)
Balance at July 31, 2017	$(8.0)	$(2.8)	$(100.2)	$4.3	$(106.7)

(A)
The reclassification from accumulated other comprehensive income (loss) to interest expense was related to terminated interest rate contracts. The current period credit relates to the unrealized gain on the interest rate contract entered into in June 2018, and the prior period credit relates to the gain on the interest rate contract terminated in December 2017. For additional information, see Note 11: Derivative Financial Instruments.

(B)	Amortization of net losses was reclassified from accumulated other comprehensive income (loss) to selling, distribution, and administrative expenses.

Note 15: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to companies that we have acquired. We cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these matters, or reasonably determine a range of potential loss. Our policy is to accrue losses for contingent liabilities when such liabilities are probable and amounts can be reasonably estimated. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

On May 9, 2011, an organization named Council for Education and Research on Toxics (“Plaintiff”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against us and additional defendants who manufacture, package, distribute, or sell packaged coffee. The lawsuit is Council for Education and Research on Toxics v. Brad Barry LLC, et al., and was a tag along to a 2010 lawsuit against companies selling “ready-to-drink” coffee based on the same claims. Both cases have since been consolidated and now include nearly eighty defendants, which constitute the great majority of the coffee industry in California. The Plaintiff alleges that we and the other defendants failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code Section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly referred to as “Proposition 65.” The Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of $2,500.00 per day per violation of Proposition 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.

As part of a joint defense group organized to defend against the lawsuit, we dispute the claims of the Plaintiff. Acrylamide is not added to coffee, but is inherently present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. We have asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to the defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of calendar year 2017. On March 28, 2018, the trial court issued a proposed ruling adverse to the defendants on the Phase 2 defense, our last remaining defense to liability. The trial court finalized and affirmed its Phase 2 ruling on May 7, 2018, and, therefore, the trial will proceed to the third phase regarding remedies issues.

On June 15, 2018, the state agency responsible for administering the Proposition 65 program, the California Office of Environmental Health Hazard Assessment, issued a proposed regulation clarifying that cancer warnings are not required for coffee under Proposition 65. If the proposed regulation becomes final, the lawsuit will likely be dismissed. At this stage of the proceedings, prior to a trial on remedies issues, we are unable to predict or reasonably estimate the potential loss or effect on our operations. Accordingly, no loss contingency has been recorded for this matter as of July 31, 2018, as the likelihood of loss is not considered probable or estimable. The trial court has discretion to impose zero penalties against us or to impose significant statutory penalties. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products, as well as involve substantial expense and operational disruption, which could have a material adverse impact on our financial position, results of operations, or cash flows. Furthermore, a future appellate court decision could reverse the trial court rulings. The outcome and the financial impact of settlement, or the trial or appellate court rulings of the case, if any, cannot be predicted at this time.
Note 16: Common Shares
The following table sets forth common share information.

	July 31, 2018	April 30, 2018
Common shares authorized	300.0	300.0
Common shares outstanding	113.8	113.6
Treasury shares	32.7	32.9
Shareholders' Rights Plan: Pursuant to a Rights Agreement adopted by the Board on May 20, 2009, (as amended, the “Rights Agreement”), one share purchase right was associated with each of our outstanding common shares. On June 25, 2018, we and the rights agent entered into an amendment under the Rights Agreement to accelerate the expiration of the rights to purchase preferred shares (the “Rights”) under the Rights Agreement from June 2, 2019, to June 25, 2018, and had the effect of terminating the Rights Agreement on that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of our common shares pursuant to the Rights Agreement expired.

Repurchase Program: We did not repurchase any common shares during the first three months of 2019 under a repurchase plan authorized by the Board. Share repurchases during the three months ended July 31, 2018, consisted of shares repurchased from stock plan recipients in lieu of cash payments. At July 31, 2018, we had approximately 3.6 million common shares available for repurchase pursuant to the Board's authorizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollars and shares in millions, unless otherwise noted, except per share data.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month periods ended July 31, 2018 and 2017. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On May 14, 2018, we acquired Ainsworth Pet Nutrition, LLC (“Ainsworth”) in an all-cash transaction, which was funded by debt and valued at $1.9 billion. Ainsworth is a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. The majority of Ainsworth’s sales are generated by the Rachael Ray Nutrish brand, which is driving significant growth in the premium pet food category. We anticipate the acquired business to contribute net sales of approximately $800.0 in 2019. Annual cost synergies of approximately $55.0 are expected to be fully realized within three years after the closing, with approximately $25.0 anticipated in 2019. The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of Ainsworth's operations, including $162.8 in revenue and a $4.1 operating loss, are included in our consolidated financial statements from the date of acquisition. The operating loss reflects the recognition of a fair value purchase accounting adjustment attributable to the acquired inventory.
We are the owner of all trademarks, except for the following, which are used under license: Pillsbury, the Barrelhead logo, and the Doughboy character are trademarks of The Pillsbury Company, LLC; Carnation® is a trademark of Société des Produits Nestlé S.A.; Dunkin’ Donuts is a registered trademark of DD IP Holder, LLC; Sweet’N Low®, NatraTaste®, Sugar In The Raw®, and the other “In The Raw” trademarks are registered trademarks of Cumberland Packing Corp. and its affiliates; and Rachael Ray is a trademark of Ray Marks Co. LLC.
Dunkin’ Donuts brand is licensed to us for packaged coffee products, including K-Cup® pods, sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. K-Cup® is a trademark of Keurig Dr Pepper Inc., used with permission.
Results of Operations

	Three Months Ended July 31,
	2018	2017	% Increase (Decrease)
Net sales	$1,902.5	$1,748.9	9%
Gross profit	$678.2	$662.1	2
% of net sales	35.6%	37.9%
Operating income	$226.9	$235.2	(4)
% of net sales	11.9%	13.4%
Net income:
Net income	$133.0	$126.8	5
Net income per common share – assuming dilution	$1.17	$1.12	4
Adjusted gross profit (A)	$700.2	$650.2	8
% of net sales	36.8%	37.2%
Adjusted operating income (A)	$317.1	$301.9	5
% of net sales	16.7%	17.3%
Adjusted income: (A)
Income	$202.4	$171.6	18
Earnings per share – assuming dilution	$1.78	$1.51	18

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.

Net Sales

	Three Months Ended July 31,
	2018	2017	Increase (Decrease)%
Net sales	$1,902.5	$1,748.9	$153.6	9%
Ainsworth acquisition	(162.8)	—	(162.8)	(9)%
Foreign currency exchange	(0.8)	—	(0.8)	—%
Net sales excluding acquisition and foreign currency exchange (A)	$1,738.9	$1,748.9	(10.0)	(1)%
Amounts may not add due to rounding.

(A)
Net sales excluding acquisition and foreign currency exchange is a non-GAAP measure used to evaluate performance internally. This measure provides useful information because it enables comparison of results on a year-over-year basis.

Net sales in the first quarter of 2019 increased $153.6, or 9 percent, reflecting a $162.8 contribution from the Ainsworth acquisition. Excluding Ainsworth and the impact of foreign currency exchange, net sales declined $10.0, or 1 percent, reflecting lower net price realization. This was mostly attributable to the pet food, coffee, and oils categories, partially offset by higher net pricing in the peanut butter category.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2018	2017
Gross profit	35.6%	37.9%
Selling, distribution, and administrative expenses:
Marketing	7.4%	6.6%
Selling	3.5	3.8
Distribution	3.5	3.3
General and administrative	5.8	6.2
Total selling, distribution, and administrative expenses	20.1%	19.9%

Amortization	3.2	2.9
Other special project costs	0.4	1.5
Operating income	11.9%	13.4%
Amounts may not add due to rounding.

Gross profit increased $16.1, or 2 percent, in the first quarter of 2019, primarily driven by the addition of Ainsworth. This was partially offset by an unfavorable net impact of lower prices and higher costs, attributable to an unfavorable change in the impact of derivative gains and losses. Reflected in gross profit was a $10.9 fair value purchase accounting adjustment attributable to acquired Ainsworth inventory, which resulted in higher cost of products sold when the related inventory was sold during the quarter. Operating income decreased $8.3, or 4 percent, due to a $34.5 increase in selling, distribution, and administrative expenses and a $9.0 increase in amortization expense, both of which were primarily due to the Ainsworth acquisition. A $20.1 reduction in special project costs partially offset these factors.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for further information. On a non-GAAP basis, adjusted gross profit increased $50.0, or 8 percent, in the first quarter of 2019, with the primary difference from GAAP results being the exclusion of a $34.6 unfavorable change in the impact of unallocated derivative gains and losses. Adjusted operating income increased $15.2, or 5 percent, further reflecting the exclusion of special project costs and amortization expense.

Interest Expense

Net interest expense increased $11.6, or 28 percent, in the first quarter of 2019, primarily due to the impact of the incremental interest related to the debt issued to finance the Ainsworth acquisition. For additional information, see “Capital Resources” in this discussion and analysis.
Income Taxes

Income taxes decreased $22.1, or 36 percent, in the first quarter of 2019, due to a decrease in income before income taxes and a lower effective tax rate in 2019 of 23.2 percent, compared to 32.9 percent in 2018.

The lower 2019 effective tax rate primarily resulted from the lower U.S. federal statutory tax rate of 21.0 percent following U.S. tax reform, compared to 35.0 percent previously. During the first quarter of 2019, the effective tax rate varied from the statutory tax rate primarily due to the impact of state income taxes. We anticipate a full-year effective tax rate for 2019 of approximately 24.5 percent, which includes an estimate of the impact of the Ainsworth acquisition on our overall consolidated effective tax rate.

During the third quarter of 2018, we recorded a net provisional benefit of $765.8 related to U.S. tax reform, which included the revaluation of net deferred tax liabilities at the reduced federal income tax rate, offset in part by the estimated impact of a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”). The provisional amount recorded was based on assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the U.S. Securities and Exchange Commission, the Financial Accounting Standards Board, and various taxing jurisdictions. All of these potential legislative and interpretive actions could result in adjustment to our provisional estimates when the accounting for the income tax effects of U.S. tax reform is completed, which we expect to be no later than the third quarter of 2019. During the first quarter of 2019, there were no adjustments to the recorded provisional amount.
Integration Activities
We expect to incur approximately $50.0 in one-time costs related to the Ainsworth acquisition, of which the majority are expected to be cash charges. Approximately two-thirds of these one-time costs are expected to be recognized in 2019. We incurred integration charges of $2.0 related to the Ainsworth acquisition in the first quarter of 2019.
Restructuring Activities
An organization optimization program was approved by the Board of Directors (the “Board”) during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization. Related projects include an organizational redesign and the optimization of our manufacturing footprint. In addition, the program was recently expanded to include the restructuring of our geographic footprint, which includes the centralization of our pet food and pet snacks business, as well as certain international non-manufacturing functions, to our corporate headquarters in Orrville, Ohio, furthering collaboration and enhanced agility, while improving cost efficiency. As a result, we plan to close the San Francisco and Burbank, California, offices by the end of 2019, and our international offices in China and Mexico during the first half of 2019. The majority of the related restructuring costs are expected to be incurred through the end of 2019. Upon completion of these initiatives, we anticipate that the organization optimization program will result in total headcount reductions of approximately 375 full-time positions, of which approximately 75 percent were reduced as of July 31, 2018.

Total restructuring costs are expected to be approximately $75.0, of which the majority represents employee-related costs, while the remainder primarily consists of site preparation, equipment relocation, and production start-up costs at the impacted facilities. We have incurred total cumulative restructuring costs of $48.3, of which $5.7 was incurred during the first quarter of 2019. For further information, refer to Note 5: Integration and Restructuring Costs.

Divestiture

On July 9, 2018, we announced a definitive agreement to sell our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, and expect to close the transaction during the second quarter of 2019, subject to customary closing conditions. The transaction includes products that are sold in U.S. retail channels under the Pillsbury, Martha White, Hungry Jack, White Lily, and Jim Dandy brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of approximately $370.0 in 2018, primarily in the U.S. Retail Consumer Foods segment. The transaction does not include our baking business in Canada.

We will receive approximately $375.0 in proceeds from the divestiture, which is subject to a final working capital adjustment, and anticipate recognizing a gain upon completion of the transaction. The pre-tax gain is estimated to be approximately $25.0 based on the expected proceeds, including the assumed working capital and the carrying value of the assets, less estimated costs to sell, at the closing date.
Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home. The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’ Donuts, and Café Bustelo branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Jif, Smucker’s, Crisco, and Pillsbury branded products; and the U.S. Retail Pet Foods segment primarily includes domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone, Natural Balance, Kibbles ’n Bits, 9Lives, Pup-Peroni, and Nature’s Recipe branded products. The International and Away From Home segment is composed of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Effective May 1, 2018, the convenience store channel, which was previously included in the U.S. retail segments, is now included in the International and Away From Home segment. Segment performance for the three months ended July 31, 2017, has been reclassified for this realignment.

	Three Months Ended July 31,
	2018	2017	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$489.5	$479.4	2%
U.S. Retail Consumer Foods	483.3	487.9	(1)
U.S. Retail Pet Foods	671.2	520.7	29
International and Away From Home	258.5	260.9	(1)
Segment profit:
U.S. Retail Coffee	$147.8	$123.2	20%
U.S. Retail Consumer Foods	97.3	110.1	(12)
U.S. Retail Pet Foods	100.4	97.8	3
International and Away From Home	43.4	40.2	8
Segment profit margin:
U.S. Retail Coffee	30.2%	25.7%
U.S. Retail Consumer Foods	20.1	22.6
U.S. Retail Pet Foods	15.0	18.8
International and Away From Home	16.8	15.4
U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased $10.1 in the first quarter of 2019. Favorable volume/mix contributed 2 percentage points, driven by the Dunkin’ Donuts, 1850TM, and Café Bustelo brands, partially offset by declines in Folgers roast and ground coffee. The favorable volume/mix was slightly offset by lower net price realization, driven by the Folgers brand. Segment profit increased $24.6, primarily due to lower input costs, which more than offset an increase in marketing expense.
U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales decreased $4.6 in the first quarter of 2019, driven by unfavorable volume/mix. Excluding the U.S. baking business, which is pending divestiture, net sales were comparable to the prior year as volume/mix gains for Smucker’s Uncrustables® were partially offset by declines for the Jif brand. Segment profit decreased $12.8, due to higher input and freight costs and the unfavorable volume/mix.

U.S. Retail Pet Foods

The U.S. Retail Pet Foods segment net sales increased $150.5 in the first quarter of 2019, reflecting the $162.8 contribution from Ainsworth. Excluding Ainsworth, net sales declined $12.3, or 2 percent. Lower net price realization reduced net sales by 1 percentage point. Unfavorable volume/mix also reduced net sales by 1 percentage point, reflecting declines for the Natural Balance brand and the discontinuation of certain Gravy Train® products, partially offset by gains for the Nature’s Recipe, Milk Bone, and Meow Mix brands. Segment profit increased $2.6, reflecting the addition of Ainsworth. However, profit contributions from the Ainsworth acquisition reflected the unfavorable impact of the $10.9 fair value purchase accounting adjustment. Excluding Ainsworth, segment profit declined as the net impact of lower prices and higher input and freight costs was only partially offset by reduced marketing expense.
International and Away From Home

The International and Away From Home segment net sales decreased $2.4 in the first quarter of 2019, due to lower net price realization. Segment profit increased $3.2, reflecting a net benefit of lower prices and costs, as well as lower marketing expense.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At July 31, 2018, total cash and cash equivalents of $192.0 was comparable to the balance at April 30, 2018.
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
The following table presents selected cash flow information.

	Three Months Ended July 31,
	2018	2017
Net cash provided by (used for) operating activities	$243.0	$304.3
Net cash provided by (used for) investing activities	(2,031.5)	(38.1)
Net cash provided by (used for) financing activities	1,790.5	(260.1)

Net cash provided by (used for) operating activities	$243.0	$304.3
Additions to property, plant, and equipment	(101.3)	(69.6)
Free cash flow (A)	$141.7	$234.7

(A)
Free cash flow is a non-GAAP measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $61.3 decrease in cash provided by operating activities in the first quarter of 2019 was mainly due to a less significant decrease in overall working capital during 2019, as compared to the prior year. The change in working capital was driven by the timing of trade receivables and accounts payable.

Cash used for investing activities in the first quarter of 2019 consisted of $1.9 billion related to the Ainsworth acquisition, $101.3 in capital expenditures, and a $23.7 increase in our derivative cash margin account balances. Cash used for investing activities in the first quarter of 2018 consisted primarily of $69.6 in capital expenditures, partially offset by a $31.4 reduction in our derivative cash margin account balances.
Cash provided by financing activities in the first quarter of 2019 consisted primarily of $1.5 billion in long-term debt proceeds and a $386.0 increase in short-term borrowings, partially offset by dividend payments of $88.4. For additional information on our new borrowings, see “Capital Resources” in this discussion and analysis. Cash used for financing activities in the first quarter of 2018 consisted primarily of a $170.1 reduction in short-term borrowings during the year and dividend payments of $84.9.
We, like other food manufacturers, are from time to time subject to legal proceedings arising in the ordinary course of business that could have a material adverse effect on our financial position, results of operations, or cash flows. In particular, we are currently a defendant in Council for Education and Research on Toxics v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code Section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly referred to as “Proposition 65.” As part of a joint defense group organized to defend against the lawsuit, we dispute these claims. Acrylamide is not added to coffee, but is inherently present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. The outcome and the financial impact of the case, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for this matter as of July 31, 2018, as the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant statutory penalties or to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, our business and financial results could be adversely impacted, and sales of those products could suffer not only in those locations but elsewhere. For additional information, see Note 15: Contingencies.
Capital Resources
The following table presents our capital structure.

	July 31, 2018	April 30, 2018
Short-term borrowings	$530.0	$144.0
Long-term debt	6,184.9	4,688.0
Total debt	$6,714.9	$4,832.0
Shareholders’ equity	7,930.8	7,891.1
Total capital	$14,645.7	$12,723.1

In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate, based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. The interest rate on the Term Loan at July 31, 2018, was 3.21 percent. The Term Loan matures on May 14, 2021.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2018, we had $530.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 2.25 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 9: Debt and Financing Arrangements.
During the first quarter of 2019, we did not repurchase any common shares under a repurchase plan authorized by the Board. At July 31, 2018, approximately 3.6 million common shares remain available for repurchase pursuant to the Board's authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.

In June 2017, we began construction of a Smucker's Uncrustables frozen sandwich manufacturing facility in Longmont, Colorado. The new facility will help meet growing demand for Smucker's Uncrustables frozen sandwiches and will complement our existing facility in Scottsville, Kentucky. The Longmont facility will be constructed in two phases, with a total potential investment of $340.0. Phase 1 includes up to an initial $210.0 investment to construct and equip the new facility, with an opportunity to invest an additional $130.0 for phase 2 expansion, dependent on product demand. Production is expected to begin at the new facility during 2020.
Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our commercial paper program and revolving credit facility, and access to capital markets, will be sufficient to meet our cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, interest payments on debt outstanding, and share repurchases.
As of July 31, 2018, total cash and cash equivalents of $183.4 was held by our international subsidiaries. During the fourth quarter of 2018, we recorded a provisional one-time transition tax of $26.1 on the undistributed earnings of certain foreign subsidiaries that were previously deferred from U.S. income taxes, as required by U.S. tax reform. As of July 31, 2018, the undistributed earnings of our foreign subsidiaries continue to be permanently reinvested, and we do not intend to repatriate any of the amounts to meet our cash requirements. For further information, refer to Note 13: Income Taxes.
Non-GAAP Financial Measures
We use non-GAAP financial measures, including: net sales excluding acquisition and foreign currency exchange, adjusted gross profit, operating income, income, earnings per share, and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board of Directors also utilizes the adjusted operating income, adjusted earnings per share, and free cash flow measures as components for measuring performance for incentive compensation purposes.

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

These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 22 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Three Months Ended July 31,
	2018	2017
Gross profit reconciliation:
Gross profit	$678.2	$662.1
Unallocated derivative losses (gains)	22.0	(12.6)
Cost of products sold – special project costs	—	0.7
Adjusted gross profit	$700.2	$650.2
Operating income reconciliation:
Operating income	$226.9	$235.2
Amortization	60.5	51.5
Unallocated derivative losses (gains)	22.0	(12.6)
Cost of products sold – special project costs	—	0.7
Other special project costs	7.7	27.1
Adjusted operating income	$317.1	$301.9
Net income reconciliation:
Net income	$133.0	$126.8
Income tax expense (benefit)	40.1	62.2
Amortization	60.5	51.5
Unallocated derivative losses (gains)	22.0	(12.6)
Cost of products sold – special project costs	—	0.7
Other special project costs	7.7	27.1
Adjusted income before income taxes	$263.3	$255.7
Income taxes, as adjusted (A)	60.9	84.1
Adjusted income	$202.4	$171.6
Weighted-average shares – assuming dilution	113.7	113.6
Adjusted earnings per share – assuming dilution	$1.78	$1.51

(A)	Income taxes, as adjusted, is based upon our GAAP effective tax rate and reflects the impact of items excluded from GAAP net income to derive adjusted income.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.
The following table summarizes our contractual obligations by fiscal year at July 31, 2018.

	Total	2019	2020-2021	2022-2023	2024 and beyond
Long-term debt obligations, including current portion (A)	$6,200.0	$—	$2,300.0	$1,150.0	$2,750.0
Interest payments (B)	1,928.3	193.1	432.8	239.0	1,063.4
Operating lease obligations (C)	208.8	33.5	76.5	62.4	36.4
Purchase obligations (D)	1,408.3	1,173.0	203.8	22.2	9.3
Other liabilities (E)	315.3	55.4	42.2	26.6	191.1
Total	$10,060.7	$1,455.0	$3,055.3	$1,500.2	$4,050.2

(A)	Excludes the impact of offering discounts, make-whole payments, and debt issuance costs.

(B)	Includes interest payments on our long-term debt, which reflects estimated payments for our variable-rate debt based on the current interest rate outlook.

(C)	Includes the minimum rental commitments under non-cancelable operating leases.

(D)
Includes agreements that are enforceable and legally bind us to purchase goods and services, including certain obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials, packaging supplies, and co-pack arrangements. We expect to receive consideration for these purchase obligations in the form of materials and services. These purchase obligations do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated.

(E)
Mainly consists of projected commitments associated with our defined benefit pension and other postretirement benefit plans. The liability for unrecognized tax benefits and tax-related net interest of $36.6 under FASB Accounting Standards Codification 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management's Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2018. There were no material changes to the information previously disclosed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following discussions about our market risk disclosures involve forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2018, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, London Interbank Offered Rate, and commercial paper rates in the U.S.
We utilize derivative instruments to manage changes in the fair value and cash flows of our debt. Interest rate contracts mitigate the risk associated with the underlying hedged item. At the inception of the contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss), and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet, and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.
In June 2018, we entered into an interest rate swap, with a notional value of $500.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. This interest rate contract is designated as a cash flow hedge, and as a result, an unrealized gain of $2.6 was deferred in accumulated other comprehensive income (loss) at July 31, 2018.
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract was designated as a cash flow hedge. In December 2017, concurrent with the pricing of the Senior Notes due December 15, 2027, we terminated the treasury lock prior to maturity. The termination resulted in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and will be amortized as a reduction to interest expense – net over the life of the debt.
In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge, and used to hedge against the changes in fair value of debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At July 31, 2018, the remaining benefit of $26.5 was recorded as an increase in the long-term debt balance.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at July 31, 2018, would increase the fair value of our long-term debt by $275.4.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2018, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2018, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the three-month period ended July 31, 2018. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	July 31, 2018	April 30, 2018
High	$48.4	$36.0
Low	17.7	17.0
Average	31.1	26.8
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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	our ability to successfully integrate the acquired Ainsworth business in a timely and cost-effective manner and retain key suppliers, customers, and employees;

•	our ability to achieve synergies and cost savings related to the Ainsworth acquisition in the amounts and within the time frames currently anticipated;

•	our ability to successfully complete the divestiture of the U.S. baking business in a timely and cost-effective manner;

•	our ability to achieve cost savings related to our organization optimization and cost management programs in the amounts and within the time frames currently anticipated;

•	our ability to generate sufficient cash flow to meet our cash deleveraging objectives;

•	volatility of commodity, energy, and other input costs;

•	risks associated with derivative and purchasing strategies we employ to manage commodity pricing risks;

•	the availability of reliable transportation on acceptable terms;

•	our ability to implement and realize the full benefit of price changes, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses, including product innovation;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents, extreme weather, and natural disasters;

•
the concentration of certain of our businesses with key customers and suppliers, including single-source suppliers of certain key raw materials and finished goods, and our ability to manage and maintain key relationships;

•	the timing and amount of capital expenditures and share repurchases;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application, including tariffs;

•	the outcome of tax examinations, changes in tax laws, and other tax matters;

•	foreign currency and interest rate fluctuations; and

•	risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the U.S. Securities and Exchange Commission.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing of this Quarterly Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2018 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

On May 14, 2018, we acquired Ainsworth Pet Nutrition, LLC (“Ainsworth”) (see “Note 4: Acquisition” in Part 1, Item 1 in this Quarterly Report on Form 10-Q). As part of the purchase price allocation process, procedures were performed to validate the assets acquired and liabilities assumed, including existence testing and a preliminary valuation of the tangible and intangible assets acquired. We are currently integrating Ainsworth into our operations and internal control processes, and, as permitted by Securities and Exchange Commission rules and regulations, we have not yet included Ainsworth in our assessment of the effectiveness of our internal control over financial reporting. Ainsworth constituted $2.2 billion of our consolidated total assets at July 31, 2018, and, for the quarter then ended, Ainsworth net sales and operating loss were $162.8 million and $4.1 million, respectively. We anticipate Ainsworth will be included in management’s evaluation of internal control over financial reporting as of April 30, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 15: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2018, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dollars in millions, except per share data
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2018 - May 31, 2018	7,324	$114.27	—	3,586,598
June 1, 2018 - June 30, 2018	36,589	105.15	—	3,586,598
July 1, 2018 - July 31, 2018	—	—	—	3,586,598
Total	43,913	$106.67	—	3,586,598
Information set forth in the table above represents the activity in our first fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of July 31, 2018, there were 3,586,598 common shares remaining available for future repurchase pursuant to our Board of Directors' authorizations.
.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 36 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 27, 2018	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Vice Chair and Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the U.S. Securities and Exchange Commission.

Exhibit Number	Exhibit Description
2.1
First Amendment to Stock Purchase Agreement and Plan of Merger and Side Letter, dated as of May 14, 2018, by and among NU Pet Company, PR Merger Sub I, LLC, Ainsworth Pet Nutrition Parent, LLC, CP APN, Inc., CP APN, L.P., and, solely for the limited purpose set forth therein, The J. M. Smucker Company

4.1
Amendment No. 3, dated as of June 25, 2018, to the Rights Agreement, dated as of May 20, 2009, by and between The J. M. Smucker Company and Computershare Trust Company, N.A., as rights agent, and subsequently amended as of February 3, 2015, and October 24, 2016

10.1
Amendment No. 1 to Credit Agreement dated as of April 27, 2018, to the Revolving Credit Agreement, dated as of September 1, 2017, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders party thereto, and Bank of America, N.A., as administrative agent

10.2	Term Loan Credit Agreement, dated as of April 27, 2018, among the Company, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent
10.3	Form of Amended and Restated Change in Control Severance Agreement between the Company and the Officer party thereto*
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* This exhibit consists of a management contract or compensatory plan or arrangement.