Form 10-Q
period 2018-10-31
J M SMUCKER Co
filed 2018-11-28
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-5111
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 113,758,133 common shares outstanding on November 20, 2018.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions, except per share data	2018	2017	2018	2017
Net sales	$2,021.5	$1,923.6	$3,924.0	$3,672.5
Cost of products sold	1,250.2	1,168.6	2,474.5	2,255.4
Gross Profit	771.3	755.0	1,449.5	1,417.1
Selling, distribution, and administrative expenses	382.4	359.5	765.7	708.3
Amortization	59.7	51.6	120.2	103.1
Other special project costs (A)	25.4	9.7	33.1	36.8
Other operating expense (income) – net	(26.7)	2.1	(26.9)	1.6
Operating Income	330.5	332.1	557.4	567.3
Interest expense – net	(53.6)	(41.6)	(107.2)	(83.6)
Other income (expense) – net	(7.5)	1.3	(7.7)	(2.9)
Income Before Income Taxes	269.4	291.8	442.5	480.8
Income tax expense (benefit)	80.9	97.2	121.0	159.4
Net Income	$188.5	$194.6	$321.5	$321.4
Earnings per common share:
Net Income	$1.66	$1.71	$2.83	$2.83
Net Income – Assuming Dilution	$1.66	$1.71	$2.83	$2.83
Dividends Declared per Common Share	$0.85	$0.78	$1.70	$1.56

(A)	Other special project costs includes integration and restructuring costs. For more information, see Note 5: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions	2018	2017	2018	2017
Net income	$188.5	$194.6	$321.5	$321.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(5.6)	(13.1)	(11.7)	21.9
Cash flow hedging derivative activity, net of tax	6.1	0.8	8.2	2.4
Pension and other postretirement benefit plans activity, net of tax	1.6	5.9	3.2	5.7
Available-for-sale securities activity, net of tax	0.3	(0.6)	0.6	(0.3)
Total Other Comprehensive Income (Loss)	2.4	(7.0)	0.3	29.7
Comprehensive Income	$190.9	$187.6	$321.8	$351.1
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2018	April 30, 2018
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$171.2	$192.6
Trade receivables, less allowance for doubtful accounts	561.9	385.6
Inventories:
Finished products	635.4	542.1
Raw materials	330.8	312.3
Total Inventory	966.2	854.4
Other current assets	87.9	122.4
Total Current Assets	1,787.2	1,555.0
Property, Plant, and Equipment
Land and land improvements	117.2	120.1
Buildings and fixtures	818.9	812.6
Machinery and equipment	2,122.0	2,111.5
Construction in progress	284.9	212.1
Gross Property, Plant, and Equipment	3,343.0	3,256.3
Accumulated depreciation	(1,524.3)	(1,527.2)
Total Property, Plant, and Equipment	1,818.7	1,729.1
Other Noncurrent Assets
Goodwill	6,474.7	5,942.2
Other intangible assets – net	6,925.5	5,916.5
Other noncurrent assets	168.1	158.4
Total Other Noncurrent Assets	13,568.3	12,017.1
Total Assets	$17,174.2	$15,301.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$552.4	$512.1
Accrued trade marketing and merchandising	119.2	101.6
Short-term borrowings	390.0	144.0
Other current liabilities	372.9	276.1
Total Current Liabilities	1,434.5	1,033.8
Noncurrent Liabilities
Long-term debt	5,885.1	4,688.0
Deferred income taxes	1,525.3	1,377.2
Other noncurrent liabilities	299.3	311.1
Total Noncurrent Liabilities	7,709.7	6,376.3
Total Liabilities	9,144.2	7,410.1
Shareholders’ Equity
Common shares	28.9	28.9
Additional capital	5,749.9	5,739.7
Retained income	2,367.6	2,239.2
Accumulated other comprehensive income (loss)	(116.4)	(116.7)
Total Shareholders’ Equity	8,030.0	7,891.1
Total Liabilities and Shareholders’ Equity	$17,174.2	$15,301.2
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
Dollars in millions	2018	2017
Operating Activities
Net income	$321.5	$321.4
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	102.9	105.1
Amortization	120.2	103.1
Share-based compensation expense	10.5	12.7
Gain on divestiture	(26.6)	—
Other noncash adjustments – net	3.0	2.3
Defined benefit pension contributions	—	(0.8)
Changes in assets and liabilities, net of effect from acquisition and divestiture:
Trade receivables	(111.2)	(41.5)
Inventories	(60.4)	(103.6)
Other current assets	17.6	19.4
Accounts payable	15.2	54.7
Accrued liabilities	60.4	3.3
Income and other taxes	18.5	(46.8)
Other – net	(25.7)	5.3
Net Cash Provided by (Used for) Operating Activities	445.9	434.6
Investing Activities
Business acquired, net of cash acquired	(1,903.0)	—
Additions to property, plant, and equipment	(179.1)	(130.0)
Proceeds from divestiture	372.1	—
Other – net	(8.9)	23.7
Net Cash Provided by (Used for) Investing Activities	(1,718.9)	(106.3)
Financing Activities
Short-term borrowings (repayments) – net	246.0	10.0
Proceeds from long-term debt	1,500.0	—
Repayments of long-term debt	(300.0)	(150.0)
Quarterly dividends paid	(184.9)	(173.4)
Purchase of treasury shares	(5.0)	(6.7)
Other – net	0.1	(1.1)
Net Cash Provided by (Used for) Financing Activities	1,256.2	(321.2)
Effect of exchange rate changes on cash	(4.6)	6.4
Net increase (decrease) in cash and cash equivalents	(21.4)	13.5
Cash and cash equivalents at beginning of period	192.6	166.8
Cash and Cash Equivalents at End of Period	$171.2	$180.3
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
Operating results for the six months ended October 31, 2018, are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2018.
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
Note 3: Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. It will be effective for us on May 1, 2020, with the option to early adopt at any time prior to the effective date, and it will require adoption on either a retrospective or prospective basis for all implementation costs incurred after the date of adoption. We are currently evaluating the impact the application of ASU 2018-15 will have on our financial statements and disclosures.

In August 2018, the FASB also issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, and adds new and clarifies certain other disclosure requirements. ASU 2018-14 will be effective for us on May 1, 2020, with the option to early adopt at any time prior to the effective date, and it will require adoption on a retrospective basis. We are currently evaluating the impact the application of ASU 2018-14 will have on our disclosures.

In August 2018, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. Among other changes, the amendments remove the requirement to provide the ratio of earnings to fixed charges exhibit and reduce the requirements for supplemental pro forma information related to business combinations. The annual requirement to disclose the high and low trading prices of our common stock is also removed. In addition, the disclosure requirements related to the analysis of shareholders' equity are expanded for interim financial statements. An analysis of the changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares. Although this rule was effective on November 5, 2018, the SEC is allowing an extended transition period to implement the expanded shareholders' equity disclosure requirements, which will be effective for us on May 1, 2019. We are continuing to evaluate the impact the application of this rule will have on our future financial statements and disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for all leases with a term of more than 12 months. ASU 2016-02 will be effective for us on May 1, 2019, and requires a modified retrospective application. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We expect to utilize this transition method upon adoption. We are currently compiling an inventory of our lease arrangements in order to determine the impact the new guidance will have on our financial statements and disclosures. We have selected new lease accounting software in preparation for the standard's additional reporting requirements and began implementation during the first quarter of 2019. Based on our assessment to date, we expect that the adoption of ASU 2016-02 will result in a material increase in lease-related assets and liabilities recognized in our Consolidated Balance Sheets, but we are unable to quantify the impact at this time.
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
Note 4: Acquisition
On May 14, 2018, we acquired the stock of Ainsworth Pet Nutrition, LLC (“Ainsworth”) in an all-cash transaction, valued at $1.9 billion, inclusive of a working capital adjustment. The transaction was funded with a bank term loan and borrowings under our commercial paper program of approximately $1.5 billion and $400.0, respectively. For additional information on the financing associated with this transaction, refer to Note 9: Debt and Financing Arrangements.
Ainsworth is a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. The majority of Ainsworth’s sales are generated by the Rachael Ray® Nutrish® brand, which is driving significant growth in the premium pet food category. Ainsworth also sells pet food and pet snacks under several additional branded and private label trademarks. Prior to acquisition, Ainsworth was a privately-held company headquartered in Meadville, Pennsylvania. In addition to its headquarters, the transaction included two manufacturing facilities owned by Ainsworth, which are located in Meadville, Pennsylvania, and Frontenac, Kansas, and a leased distribution facility in Greenville, Pennsylvania.
The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Ainsworth's operations, including $184.2 and $347.0 in net sales and $4.5 and $0.4 in operating income, are included in our consolidated financial statements for the three and six months ended October 31, 2018, respectively. The operating income for the six months ended October 31, 2018, includes the recognition of an unfavorable fair value purchase accounting adjustment of $10.9, attributable to the acquired inventory.
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
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Cash and cash equivalents	$1.6
Trade receivables	66.3
Inventories	97.8
Other current assets	4.8
Property, plant, and equipment	83.8
Goodwill	680.9
Other intangible assets	1,239.6
Other noncurrent assets	0.3
Total assets acquired	$2,175.1
Liabilities assumed:
Current liabilities	$82.5
Deferred tax liabilities	172.0
Other noncurrent liabilities	16.0
Total liabilities assumed	$270.5
Net assets acquired	$1,904.6
Estimated fair values for the acquisition, including goodwill, other intangible assets, property, plant, and equipment, contingent liabilities, and income taxes, are not yet finalized. The purchase price was preliminarily allocated based on information available at the date of acquisition and is subject to change as we complete our analysis of the fair values at the date of acquisition during the measurement period, not to exceed one year, as permitted under FASB Accounting Standards Codification ("ASC") 805, Business Combinations.
As a result of the acquisition, we recognized goodwill of $680.9 within the U.S. Retail Pet Foods segment. Our expectation is that a portion will be deductible for tax purposes, the amount of which will be refined and ultimately determined during the measurement period. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities as we integrate Ainsworth into our U.S. Retail Pet Foods segment. The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment remain susceptible to future impairment charges, as the carrying values approximate estimated fair values due to impairment charges recognized in 2018, as well as the recent acquisition of Ainsworth. Any significant adverse change in our near or long-term projections or macroeconomic conditions would result in future impairment charges.

The purchase price was preliminarily allocated to the identifiable other intangible assets acquired as follows:

Intangible assets with finite lives:
Customer and contractual relationships (25-year useful life)	$935.0
Trademarks (5-year useful life)	1.6
Intangible assets with indefinite lives:
Trademarks	303.0
Total other intangible assets	$1,239.6
Ainsworth's results of operations are included in our consolidated financial statements from the date of the transaction within the U.S. Retail Pet Foods segment. Had the transaction occurred on May 1, 2017, unaudited pro forma consolidated results for the three and six months ended October 31, 2018 and 2017, would have been as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Net sales	$2,021.5	$2,085.3	$3,951.4	$3,989.9
Net income	189.7	183.8	322.8	293.6
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
Note 5: Integration and Restructuring Costs
Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain acquisition or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. These one-time costs are not allocated to segment profit, and the majority of these costs are reported in other special project costs in the Condensed Statements of Consolidated Income. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Integration Costs: Total one-time costs related to the acquisition of Ainsworth are anticipated to be approximately $50.0, of which the majority are expected to be cash charges. Of the total anticipated one-time costs, we expect approximately half to be employee-related costs. Approximately two-thirds of the total one-time costs are expected to be incurred by the end of 2019.
The following table summarizes our one-time costs incurred related to the Ainsworth acquisition.

	Three Months Ended October 31,	Six Months Ended October 31,	Total Costs Incurred to Date at October 31, 2018
	2018	2018
Employee-related costs	$6.9	$7.8	$7.8
Other transition and termination costs	7.3	8.4	8.4
Total one-time costs	$14.2	$16.2	$16.2
Noncash charges of $1.0 and $1.8 were included in the one-time costs incurred during the three and six months ended October 31, 2018, respectively. Noncash charges included in total one-time costs incurred to date were $1.8 and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $5.3 at October 31, 2018.
All integration activities related to the acquisition of Big Heart Pet Brands (“Big Heart”) were complete as of April 30, 2018, and as a result, we did not incur any integration costs during the three and six months ended October 31, 2018. During the three and six months ended October 31, 2017, we incurred one-time costs of $7.8 and $18.9, respectively. Noncash charges of $1.2 and $2.5 were included in the one-time costs incurred during the three and six months ended October 31, 2017, respectively, and primarily consisted of share-based compensation and accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.1 at April 30, 2018, and was fully satisfied at October 31, 2018.
Restructuring Costs: An organization optimization program was approved by the Board of Directors (the “Board”) during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization. Related projects included an organizational redesign and the optimization of our manufacturing footprint. The program was recently expanded to include the restructuring of our geographic footprint, which includes the centralization of our pet food and pet snacks business, as well as certain international non-manufacturing functions, to our corporate headquarters in Orrville, Ohio, furthering collaboration and enhanced agility, while improving cost efficiency.
As a result of the program, all coffee production at our Harahan, Louisiana, facility was consolidated into one of our facilities in New Orleans, Louisiana, during 2018. We also closed our international offices in China and Mexico during the second quarter of 2019, and we plan to close the San Francisco and Burbank, California, offices by the end of 2019.
Upon completion of the remaining initiatives, we anticipate that the organization optimization program will result in total headcount reductions of approximately 450 full-time positions, of which approximately 75 percent were reduced as of October 31, 2018. Total restructuring costs are expected to be approximately $75.0, of which the majority represents employee-related costs. The majority of the remaining restructuring costs are expected to be incurred through the end of 2019.
The following table summarizes our one-time costs incurred related to the organization optimization program.

	Three Months Ended October 31,		Six Months Ended October 31,		Total Costs Incurred to Date at October 31, 2018
	2018	2017	2018	2017
Employee-related costs	$9.5	$1.2	$15.1	$11.6	$38.9
Other transition and termination costs	1.7	1.6	1.8	7.9	20.6
Total one-time costs	$11.2	$2.8	$16.9	$19.5	$59.5
Noncash charges of $0.9 and $0.8 were included in the one-time costs incurred during the three months ended October 31, 2018 and 2017, respectively, and $1.0 and $6.9 during the six months ended October 31, 2018 and 2017, respectively. Noncash charges included in total one-time costs incurred to date were $12.9 and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $9.9 and $0.3 at October 31, 2018, and April 30, 2018, respectively.
Note 6: Divestiture
On August 31, 2018, we sold our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, an unrelated party. The transaction included products that were primarily sold in U.S. retail channels under the Pillsbury®, Martha White®, Hungry Jack®, White Lily®, and Jim Dandy® brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of approximately $370.0 in 2018. The transaction did not include our baking business in Canada.
The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment prior to the sale. We received proceeds from the divestiture of $372.1, which were net of cash transaction costs, and are subject to a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $26.6 during the second quarter of 2019, which is included in other operating expense (income) – net within the Condensed Statements of Consolidated Income.
Note 7: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’ Donuts®, and Café Bustelo® branded coffee; the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Jif®, Smucker’s®, and Crisco® branded products; and the U.S. Retail Pet Foods segment primarily includes the domestic sales of Rachael Ray Nutrish, Meow Mix®, Milk-Bone®, Natural Balance®, Kibbles ’n Bits®, 9Lives®, Pup-Peroni®, and Nature’s Recipe® branded products. The International and Away From Home segment comprises products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Effective May 1, 2018, the convenience store channel, which was previously included in the U.S. retail segments, is now included in the International and Away From Home segment. Segment performance for the three and six months ended October 31, 2017, has been reclassified for this realignment.
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Net sales:
U.S. Retail Coffee	$544.9	$551.4	$1,034.4	$1,030.8
U.S. Retail Consumer Foods	461.9	527.8	945.2	1,015.7
U.S. Retail Pet Foods	728.1	551.1	1,399.3	1,071.8
International and Away From Home	286.6	293.3	545.1	554.2
Total net sales	$2,021.5	$1,923.6	$3,924.0	$3,672.5
Segment profit:
U.S. Retail Coffee	$174.3	$152.1	$322.1	$275.3
U.S. Retail Consumer Foods	134.3	130.2	231.6	240.3
U.S. Retail Pet Foods	123.9	122.4	224.3	220.2
International and Away From Home	56.7	55.4	100.1	95.6
Total segment profit	$489.2	$460.1	$878.1	$831.4
Amortization	(59.7)	(51.6)	(120.2)	(103.1)
Interest expense – net	(53.6)	(41.6)	(107.2)	(83.6)
Unallocated derivative gains (losses)	(0.1)	9.7	(22.1)	22.3
Cost of products sold – special project costs (A)	—	(0.9)	—	(1.6)
Other special project costs (A)	(25.4)	(9.7)	(33.1)	(36.8)
Corporate administrative expenses	(73.5)	(75.5)	(145.3)	(144.9)
Other income (expense) – net	(7.5)	1.3	(7.7)	(2.9)
Income before income taxes	$269.4	$291.8	$442.5	$480.8

(A)	Special project costs includes integration and restructuring costs. For more information, see Note 5: Integration and Restructuring Costs.

The following table presents certain geographical information.

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Net sales:
United States	$1,873.2	$1,771.8	$3,645.5	$3,389.1
International:
Canada	$114.3	$116.0	$212.5	$212.9
All other international	34.0	35.8	66.0	70.5
Total international	$148.3	$151.8	$278.5	$283.4
Total net sales	$2,021.5	$1,923.6	$3,924.0	$3,672.5

The following table presents product category information.

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017	Primary Reportable Segment (A)
Coffee	$635.5	$649.3	$1,213.8	$1,221.6	U.S. Retail Coffee
Dog food	334.9	195.7	643.4	384.4	U.S. Retail Pet Foods
Cat food	207.3	177.8	396.3	343.6	U.S. Retail Pet Foods
Pet snacks	201.9	192.6	389.7	373.3	U.S. Retail Pet Foods
Peanut butter	186.9	184.4	386.1	384.9	U.S. Retail Consumer Foods
Fruit spreads	83.0	90.5	168.6	178.1	U.S. Retail Consumer Foods
Frozen handheld	78.7	69.0	143.2	119.0	U.S. Retail Consumer Foods
Baking mixes and ingredients	58.4	128.4	142.7	220.2	U.S. Retail Consumer Foods
Shortening and oils	79.3	77.7	132.2	134.0	U.S. Retail Consumer Foods
Portion control	41.6	42.0	82.5	81.7	International and Away From Home
Juices and beverages	33.9	37.3	66.1	74.4	U.S. Retail Consumer Foods
Other	80.1	78.9	159.4	157.3	International and Away From Home
Total net sales	$2,021.5	$1,923.6	$3,924.0	$3,672.5

(A)	The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
Note 8: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Net income	$188.5	$194.6	$321.5	$321.4
Less: Net income allocated to participating securities	1.0	1.1	1.7	1.7
Net income allocated to common stockholders	$187.5	$193.5	$319.8	$319.7
Weighted-average common shares outstanding	113.2	113.0	113.1	113.0
Add: Dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	113.2	113.0	113.1	113.0
Net income per common share	$1.66	$1.71	$2.83	$2.83
Net income per common share – assuming dilution	$1.66	$1.71	$2.83	$2.83

Note 9: Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31, 2018		April 30, 2018
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
2.20% Senior Notes due December 6, 2019	$300.0	$299.1	$300.0	$298.6
2.50% Senior Notes due March 15, 2020	500.0	498.4	500.0	497.8
3.50% Senior Notes due October 15, 2021	750.0	772.0	750.0	775.6
3.00% Senior Notes due March 15, 2022	400.0	397.7	400.0	397.3
3.50% Senior Notes due March 15, 2025	1,000.0	994.8	1,000.0	994.4
3.38% Senior Notes due December 15, 2027	500.0	496.0	500.0	495.8
4.25% Senior Notes due March 15, 2035	650.0	643.3	650.0	643.1
4.38% Senior Notes due March 15, 2045	600.0	585.7	600.0	585.4
Term Loan Credit Agreement due May 14, 2021	1,200.0	1,198.1	—	—
Total long-term debt	$5,900.0	$5,885.1	$4,700.0	$4,688.0

(A)
Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of terminated interest rate contracts, offering discounts, and capitalized debt issuance costs.

In June 2018, we entered into an interest rate swap, with a notional value of $500.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. This interest rate contract is designated as a cash flow hedge, and as a result, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transaction affects earnings. At October 31, 2018, an unrealized gain of $10.5 was deferred in accumulated other comprehensive income (loss) for this derivative instrument. For additional information, see Note 11: Derivative Financial Instruments.
In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition, as discussed in Note 4: Acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. During the second quarter of 2019, we prepaid $300.0 on the Term Loan. The interest rate on the Term Loan at October 31, 2018, was 3.42 percent. We have incurred total capitalized debt issuance costs of $2.8, of which $2.0 was incurred upon drawing on the Term Loan in 2019, and will be amortized to interest expense over the time period for which the debt is outstanding.
All of our Senior Notes outstanding at October 31, 2018, are unsecured and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at October 31, 2018, or April 30, 2018.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2018, and April 30, 2018, we had $390.0 and $144.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 2.45 percent and 2.20 percent, respectively.
Interest paid totaled $84.1 and $78.9 for the three months ended October 31, 2018 and 2017, respectively, and $107.4 and $83.5 for the six months ended October 31, 2018 and 2017, respectively. This differs from interest expense due to the amortization of debt issuance costs and discounts, effect of interest rate contracts, capitalized interest, timing of interest payments, and payment of other debt fees.

Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 10: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2018	2017	2018	2017
Service cost	$0.5	$1.7	$0.5	$0.5
Interest cost	5.8	5.4	0.6	0.6
Expected return on plan assets	(6.7)	(7.2)	—	—
Amortization of net actuarial loss (gain)	2.1	2.8	(0.2)	(0.1)
Amortization of prior service cost (credit)	0.3	0.3	(0.3)	(0.4)
Net periodic benefit cost	$2.0	$3.0	$0.6	$0.6

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2018	2017	2018	2017
Service cost	$1.1	$3.4	$0.9	$1.0
Interest cost	11.7	10.8	1.2	1.1
Expected return on plan assets	(13.5)	(14.4)	—	—
Amortization of net actuarial loss (gain)	4.1	5.7	(0.3)	(0.2)
Amortization of prior service cost (credit)	0.5	0.5	(0.6)	(0.7)
Net periodic benefit cost	$3.9	$6.0	$1.2	$1.2
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
We do not qualify commodity derivatives for hedge accounting treatment, and as a result, the derivative gains and losses are immediately recognized in earnings. Although we do not perform the assessments required to achieve hedge accounting for derivative positions, we believe all of our commodity derivatives are economic hedges of our risk exposure.
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
Interest Rate Hedging: We utilize derivative instruments to manage interest rate risk associated with anticipated debt transactions, as well as to manage changes in the fair value of our long-term debt. At the inception of an interest rate contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no impact on earnings.
In June 2018, we entered into an interest rate swap, with a notional value of $500.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. This interest rate contract is designated as a cash flow hedge, and as a result, an unrealized gain of $10.5 was deferred in accumulated other comprehensive income (loss) at October 31, 2018.
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract was designated as a cash flow hedge. In December 2017, concurrent with the pricing of the Senior Notes due December 15, 2027, we terminated the treasury lock prior to maturity. The termination resulted in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as a reduction to interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was deferred and is being recognized over the remaining life of the underlying debt as a reduction of interest expense. To date, we have recognized $29.0, of which $2.0 and $4.0 was recognized during the three and six months ended October 31, 2018, respectively. The remaining gain will be recognized as follows: $4.0 through the remainder of 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2018
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$10.5	$—
Total derivatives designated as hedging instruments	$—	$—	$10.5	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$21.1	$13.8	$—	$0.2
Foreign currency exchange contracts	2.0	—	—	—
Total derivatives not designated as hedging instruments	$23.1	$13.8	$—	$0.2
Total derivative instruments	$23.1	$13.8	$10.5	$0.2

	April 30, 2018
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$14.8	$6.8	$0.4	$0.2
Foreign currency exchange contracts	2.2	0.7	—	—
Total derivative instruments	$17.0	$7.5	$0.4	$0.2
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At October 31, 2018, and April 30, 2018, we maintained cash margin account balances of $18.6 and $10.9, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

Interest expense – net, as presented in the Condensed Statements of Consolidated Income, was $53.6 and $41.6 for the three months ended October 31, 2018 and 2017, respectively, and was $107.2 and $83.6 for the six months ended October 31, 2018 and 2017, respectively. The following table presents information on the pre-tax gains and losses recognized on interest rate contracts designated as cash flow hedges.

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Gains (losses) recognized in other comprehensive income (loss)	$7.9	$1.0	$10.5	$3.5
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense	(0.1)	(0.2)	(0.2)	(0.3)
Change in accumulated other comprehensive income (loss)	$8.0	$1.2	$10.7	$3.8
Included as a component of accumulated other comprehensive income (loss) at October 31, 2018, and April 30, 2018, were deferred net pre-tax gains of $6.9 and losses of $3.8, respectively, related to the active and terminated interest rate contracts. The related net tax expense recognized in accumulated other comprehensive income (loss) at October 31, 2018, was $1.6 and the related net tax benefit recognized in accumulated other comprehensive income (loss) at April 30, 2018, was $0.9. Approximately $0.4 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Gains (losses) on commodity contracts	$(3.2)	$(13.9)	$(30.1)	$2.5
Gains (losses) on foreign currency exchange contracts	0.8	4.3	1.5	(5.2)
Total gains (losses) recognized in cost of products sold	$(2.4)	$(9.6)	$(28.6)	$(2.7)
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$(2.4)	$(9.6)	$(28.6)	$(2.7)
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(2.3)	(19.3)	(6.5)	(25.0)
Unallocated derivative gains (losses)	$(0.1)	$9.7	$(22.1)	$22.3
The net cumulative unallocated derivative losses at October 31, 2018, were $20.4, and the net cumulative unallocated derivative gains at April 30, 2018, were $1.7.
The following table presents the gross contract notional value of outstanding derivative contracts.

	October 31, 2018	April 30, 2018
Commodity contracts	$949.1	$658.0
Foreign currency exchange contracts	64.0	122.1
Interest rate contract	500.0	—
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

The following table provides information on the carrying amounts and fair values of our financial instruments.

	October 31, 2018		April 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$46.4	$46.4	$45.8	$45.8
Derivative financial instruments – net	19.6	19.6	9.7	9.7
Long-term debt	$(5,885.1)	$(5,793.5)	$(4,688.0)	$(4,579.8)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at October 31, 2018
Marketable securities and other investments: (A)
Equity mutual funds	$10.4	$—	$—	$10.4
Municipal obligations	—	35.8	—	35.8
Money market funds	0.2	—	—	0.2
Derivative financial instruments: (B)
Commodity contracts – net	6.7	0.4	—	7.1
Foreign currency exchange contracts – net	0.1	1.9	—	2.0
Interest rate contract	—	10.5	—	10.5
Long-term debt (C)	(4,466.2)	(1,327.3)	—	(5,793.5)
Total financial instruments measured at fair value	$(4,448.8)	$(1,278.7)	$—	$(5,727.5)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2018
Marketable securities and other investments: (A)
Equity mutual funds	$9.3	$—	$—	$9.3
Municipal obligations	—	36.1	—	36.1
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	7.2	1.0	—	8.2
Foreign currency exchange contracts – net	0.1	1.4	—	1.5
Long-term debt (C)	(4,579.8)	—	—	(4,579.8)
Total financial instruments measured at fair value	$(4,562.8)	$38.5	$—	$(4,524.3)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of October 31, 2018, our municipal obligations are scheduled to mature as follows: $1.4 in 2019, $0.9 in 2020, $1.0 in 2021, $1.0 in 2022, and the remaining $31.5 in 2023 and beyond.

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

(C)
Long-term debt is composed of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The fair value of the Term Loan is based on the net present value of each interest and principal payment calculated utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements.

Note 13: Income Taxes

The effective tax rates for the three months ended October 31, 2018 and 2017, were 30.0 and 33.3 percent, respectively, and for the six months ended October 31, 2018 and 2017, were 27.3 and 33.2 percent, respectively. During the three-month and six-month periods ended October 31, 2018, the effective tax rate varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes and the income tax expense related to the sale of the U.S. baking business. During the three-month and six-month periods ended October 31, 2017, the effective tax rate varied from the previous U.S. statutory income tax rate of 35.0 percent primarily due to the domestic manufacturing deduction, offset by the impact of state income taxes.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $9.7, primarily as a result of expiring statute of limitations periods.
U.S. Tax Reform: On December 22, 2017, the U.S. government enacted comprehensive tax reform (commonly referred to as “The Tax Cuts and Jobs Act”) that reduced the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, broadened the U.S. federal income tax base, required companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and created new taxes on certain foreign sourced earnings as part of a new territorial tax regime.
During the third quarter of 2018, we recorded a net provisional benefit of $765.8, which included the revaluation of net deferred tax liabilities at the reduced federal income tax rate, offset in part by the estimated impact of the one-time transition tax. The provisional amount recorded was based on assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various taxing jurisdictions. All of these potential legislative and interpretive actions could result in adjustment to our provisional estimates when the accounting for the income tax effects of the Act is completed in the third quarter of 2019. During the three and six months ended October 31, 2018, we continued to refine our analysis of the impacts of the Tax Cuts and Jobs Act, and there were no adjustments to the previously recorded provisional amounts.
As of October 31, 2018, the undistributed earnings of our foreign subsidiaries continue to be permanently reinvested, and we do not intend to repatriate any of the amounts. As a result, no additional income or withholding taxes have been provided for, outside of the transition tax, for the undistributed earnings or any additional outside basis differences inherent in the foreign entities.

Note 14: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2018	$(16.4)	$(2.9)	$(101.0)	$3.6	$(116.7)
Reclassification adjustments	—	0.2	4.3	—	4.5
Current period credit (charge)	(11.7)	10.5	—	0.8	(0.4)
Income tax benefit (expense)	—	(2.5)	(1.1)	(0.2)	(3.8)
Balance at October 31, 2018	$(28.1)	$5.3	$(97.8)	$4.2	$(116.4)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2017	$(43.0)	$(4.4)	$(100.0)	$4.0	$(143.4)
Reclassification adjustments	—	0.3	5.3	—	5.6
Current period credit (charge)	21.9	3.5	3.3	(0.5)	28.2
Income tax benefit (expense)	—	(1.4)	(2.9)	0.2	(4.1)
Balance at October 31, 2017	$(21.1)	$(2.0)	$(94.3)	$3.7	$(113.7)

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

(B)	Amortization of net losses was reclassified from accumulated other comprehensive income (loss) to other income (expense) – net.
Note 15: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to companies that we have acquired, some of which we anticipate settling in the near future. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at October 31, 2018. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
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
As part of a joint defense group organized to defend against the lawsuit, we dispute the claims of the Plaintiff. Acrylamide is not added to coffee but is inherently present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. We have asserted multiple affirmative defenses. Trial of the first phase of the case commenced on

September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to the defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of calendar year 2017. On March 28, 2018, the trial court issued a proposed ruling adverse to the defendants on the Phase 2 defense, our last remaining defense to liability. The trial court finalized and affirmed its Phase 2 ruling on May 7, 2018, and therefore, the trial on the third phase regarding remedies issues was scheduled to commence on October 15, 2018. The trial did not proceed on the scheduled date as further described below.
On June 15, 2018, the state agency responsible for administering the Proposition 65 program, the California Office of Environmental Health Hazard Assessment (“OEHHA”), issued a proposed regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The defendants requested that the California Court of Appeals stay the trial on remedies until a final determination has been made on OEHHA’s proposed regulation. The California Court of Appeals granted such stay on October 12, 2018, and requested an update of the proposed regulation on January 15, 2019. If the proposed regulation becomes final, the lawsuit will likely be dismissed. At this stage of the proceedings, prior to a trial on remedies issues, we are unable to predict or reasonably estimate the potential loss or effect on our operations. Accordingly, no loss contingency has been recorded for this matter as of October 31, 2018, as the likelihood of loss is not considered probable or estimable. The trial court has discretion to impose zero penalties against us or to impose significant statutory penalties if the case proceeds. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products, as well as involve substantial expense and operational disruption, which could have a material adverse impact on our financial position, results of operations, or cash flows. Furthermore, a future appellate court decision could reverse the trial court rulings. The outcome and the financial impact of settlement, the trial, or the appellate court rulings of the case, if any, cannot be predicted at this time.
Note 16: Common Shares
The following table sets forth common share information.

	October 31, 2018	April 30, 2018
Common shares authorized	300.0	300.0
Common shares outstanding	113.8	113.6
Treasury shares	32.7	32.9
Shareholders' Rights Plan: Pursuant to a Rights Agreement adopted by the Board on May 20, 2009 (as amended, the “Rights Agreement”), one share purchase right was associated with each of our outstanding common shares. On June 25, 2018, we and the rights agent entered into an amendment under the Rights Agreement to accelerate the expiration of the rights to purchase preferred shares (the “Rights”) under the Rights Agreement from June 2, 2019, to June 25, 2018, and had the effect of terminating the Rights Agreement on that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of our common shares pursuant to the Rights Agreement expired.
Repurchase Program: We did not repurchase any common shares during the first six months of 2019 under a repurchase plan authorized by the Board. Share repurchases during the six months ended October 31, 2018, consisted of shares repurchased from stock plan recipients in lieu of cash payments. At October 31, 2018, we had approximately 3.6 million common shares available for repurchase pursuant to the Board's authorizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollars and shares in millions, unless otherwise noted, except per share data.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended October 31, 2018 and 2017. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On May 14, 2018, we acquired the stock of Ainsworth Pet Nutrition, LLC (“Ainsworth”) in an all-cash transaction, which was funded by debt and valued at $1.9 billion, inclusive of a working capital adjustment. Ainsworth is a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. The majority of Ainsworth’s sales are generated by the Rachael Ray Nutrish brand, which is driving significant growth in the premium pet food category. We anticipate the acquired business to contribute net sales of nearly $800.0 in 2019. Annual cost synergies of approximately $55.0 are expected to be fully realized within three years after the transaction date, with approximately $20.0 anticipated in 2019. The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of Ainsworth's operations, including $184.2 and $347.0 in net sales and $4.5 and $0.4 in operating income, are included in our consolidated financial statements for the three and six months ended October 31, 2018, respectively.

On August 31, 2018, we sold our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, an unrelated party. The transaction included products that were primarily sold in U.S. retail channels under the Pillsbury, Martha White, Hungry Jack, White Lily, and Jim Dandy brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of approximately $370.0 in 2018, primarily in the U.S. Retail Consumer Foods segment. The transaction did not include our baking business in Canada. We received proceeds from the divestiture of $372.1, which were net of cash transaction costs, and are subject to a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $26.6 during the second quarter of 2019, which is included in other operating expense (income) – net within the Condensed Statements of Consolidated Income.
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

Results of Operations

	Three Months Ended October 31,			Six Months Ended October 31,
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Net sales	$2,021.5	$1,923.6	5%	$3,924.0	$3,672.5	7%
Gross profit	$771.3	$755.0	2	$1,449.5	$1,417.1	2
% of net sales	38.2%	39.2%		36.9%	38.6%
Operating income	$330.5	$332.1	—	$557.4	$567.3	(2)
% of net sales	16.3%	17.3%		14.2%	15.4%
Net income:
Net income	$188.5	$194.6	(3)	$321.5	$321.4	—
Net income per common share – assuming dilution	$1.66	$1.71	(3)	$2.83	$2.83	—
Adjusted gross profit (A)	$771.4	$746.2	3	$1,471.6	$1,396.4	5
% of net sales	38.2%	38.8%		37.5%	38.0%
Adjusted operating income (A)	$415.7	$384.6	8	$732.8	$686.5	7
% of net sales	20.6%	20.0%		18.7%	18.7%
Adjusted income: (A)
Income	$246.5	$229.5	7	$448.9	$401.1	12
Earnings per share – assuming dilution	$2.17	$2.02	7	$3.95	$3.53	12

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2018	2017	Increase (Decrease)%		2018	2017	Increase (Decrease)%
Net sales	$2,021.5	$1,923.6	$97.9	5%	$3,924.0	$3,672.5	$251.5	7%
Ainsworth acquisition	(184.2)	—	(184.2)	(10)	(347.0)	—	(347.0)	(9)
Baking divestiture	—	(74.2)	74.2	4	—	(74.2)	74.2	2
Foreign currency exchange	4.9	—	4.9	—	4.1	—	4.1	—
Net sales excluding acquisition, divestiture, and foreign currency exchange (A)	$1,842.2	$1,849.4	$(7.2)	—%	$3,581.1	$3,598.3	$(17.2)	—%
Amounts may not add due to rounding.

(A)
Net sales excluding acquisition, divestiture, and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information because it enables comparison of results on a year-over-year basis.

Net sales in the second quarter of 2019 increased $97.9, or 5 percent, reflecting a $184.2 contribution from the Ainsworth acquisition, partially offset by the impact of $74.2 of noncomparable net sales in the prior year related to the divestiture of the U.S. baking business during the second quarter of 2019. Net sales excluding acquisition, divestiture, and foreign currency exchange declined $7.2. Lower net price realization reduced net sales by 2 percentage points and was mostly attributable to coffee, peanut butter, pet snacks, and oils. Favorable volume/mix contributed 1 percentage point to net sales, primarily driven by growth in Smucker's Uncrustables®, Meow Mix, 1850TM coffee, and Jif, driven by Power-UpsTM snacking items.

Net sales in the first six months of 2019 increased $251.5, or 7 percent, reflecting a $347.0 contribution from the Ainsworth acquisition, partially offset by the impact of the $74.2 noncomparable net sales in the prior year related to the divestiture of the U.S. baking business. Net sales excluding acquisition, divestiture, and foreign currency exchange declined $17.2, reflecting lower net price realization, which reduced net sales by 1 percentage point. This was mostly attributable to coffee, pet snacks, and oils. Favorable volume/mix contributed 1 percentage point to net sales, primarily driven by growth in Smucker's Uncrustables and coffee, partially offset by a decline in pet foods.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Gross profit	38.2%	39.2%	36.9%	38.6%
Selling, distribution, and administrative expenses:
Marketing	6.8%	6.1%	7.1%	6.3%
Selling	3.3	3.4	3.4	3.6
Distribution	3.3	3.2	3.4	3.2
General and administrative	5.6	6.1	5.7	6.1
Total selling, distribution, and administrative expenses	18.9%	18.7%	19.5%	19.3%

Amortization	3.0	2.7	3.1	2.8
Other special project costs	1.3	0.5	0.8	1.0
Other operating expense (income) – net	(1.3)	0.1	(0.7)	—
Operating income	16.3%	17.3%	14.2%	15.4%
Amounts may not add due to rounding.

Gross profit increased $16.3, or 2 percent, in the second quarter of 2019, primarily driven by the addition of Ainsworth, partially offset by the noncomparable impact related to the U.S. baking business divestiture. The impact of lower pricing and higher costs for pet food, peanut butter, and pet snacks was mostly offset by lower input costs for coffee. Operating income was comparable to the prior year, as higher gross profit and a $26.6 pre-tax gain related to the sale of the U.S. baking business were offset by a $22.9 increase in selling, distribution, and administrative ("SD&A") expenses, a $14.8 increase in special project costs, and an $8.1 increase in amortization expense, all of which were primarily due to the Ainsworth acquisition.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for further information. On a non-GAAP basis, adjusted gross profit increased $25.2, or 3 percent, in the second quarter of 2019, with the primary difference from GAAP results being the exclusion of a $9.8 unfavorable change in the impact of unallocated derivative gains and losses. Adjusted operating income increased $31.1, or 8 percent, further reflecting the exclusion of special project costs and amortization expense.

Gross profit increased $32.4, or 2 percent, in the first six months of 2019, primarily driven by the addition of Ainsworth, partially offset by the noncomparable impact related to the U.S. baking business divestiture. In addition, the net impact of lower prices and higher costs had an unfavorable impact, a portion of which was attributable to an unfavorable change in the impact of derivative gains and losses. Operating income decreased $9.9, or 2 percent, as higher gross profit and the $26.6 pre-tax gain related to the sale of the U.S. baking business were more than offset by a $57.4 increase in SD&A expenses and a $17.1 increase in amortization expense, both of which were primarily due to the Ainsworth acquisition.

Adjusted gross profit increased $75.2, or 5 percent, in the first six months of 2019, with the primary difference from GAAP results being the exclusion of a $44.4 unfavorable change in the impact of unallocated derivative gains and losses. Adjusted operating income increased $46.3, or 7 percent, further reflecting the exclusion of amortization expense.
Interest Expense

Net interest expense increased $12.0, or 29 percent, in the second quarter of 2019 and increased $23.6, or 28 percent, in the first six months of 2019, primarily due to the impact of the incremental debt issued to finance the Ainsworth acquisition. For additional information, see “Capital Resources” in this discussion and analysis.
Income Taxes

Income taxes decreased $16.3, or 17 percent, in the second quarter of 2019 and decreased $38.4, or 24 percent, in the first six months of 2019, due to a decrease in income before income taxes and lower effective tax rates in 2019 of 30.0 percent for the second quarter and 27.3 percent for the first six months. The 2018 effective tax rates were 33.3 percent for the second quarter and 33.2 percent for the first six months.

The lower 2019 effective tax rates primarily resulted from the lower U.S. federal statutory tax rate of 21.0 percent following U.S. tax reform, compared to 35.0 percent previously. During the second quarter and first six months of 2019, the effective tax rates varied from the U.S. statutory tax rate primarily due to the impact of state income taxes and the income tax expense associated with the sale of the U.S. baking business. We anticipate a full-year effective tax rate for 2019 in the range of approximately 25.5 percent to 26.0 percent, which includes an estimate of the impact of the Ainsworth acquisition on our overall consolidated effective tax rate.

During the third quarter of 2018, we recorded a net provisional benefit of $765.8 related to U.S. tax reform, which included the revaluation of net deferred tax liabilities at the reduced federal income tax rate, offset in part by the estimated impact of a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”). The provisional amount recorded was based on assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the U.S. Securities and Exchange Commission, the Financial Accounting Standards Board, and various taxing jurisdictions. All of these potential legislative and interpretive actions could result in adjustment to our provisional estimates when the accounting for the income tax effects of U.S. tax reform is completed in the third quarter of 2019. During the second quarter and first six months of 2019, we continued to refine our analysis of the impacts of the Tax Cuts and Jobs Act, and there were no adjustments to the previously recorded provisional amounts.
Integration Activities
We expect to incur approximately $50.0 in one-time costs related to the Ainsworth acquisition, of which the majority are expected to be cash charges. Approximately two-thirds of these one-time costs are expected to be incurred by the end of 2019. We incurred integration charges of $14.2 and $16.2 related to the Ainsworth acquisition in the second quarter and first six months of 2019, respectively.
Restructuring Activities
An organization optimization program was approved by the Board of Directors (the “Board”) during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization. Related projects included an organizational redesign and the optimization of our manufacturing footprint. The program was recently expanded to include the restructuring of our geographic footprint, which includes the centralization of our pet food and pet snacks business, as well as certain international non-manufacturing functions, to our corporate headquarters in Orrville, Ohio, furthering collaboration and enhanced agility, while improving cost efficiency.
As a result of the program, we closed our international offices in China and Mexico during the second quarter of 2019, and we plan to close the San Francisco and Burbank, California, offices by the end of 2019. The majority of the related restructuring costs are expected to be incurred through the end of 2019. Upon completion of the remaining initiatives, we anticipate that the organization optimization program will result in total headcount reductions of approximately 450 full-time positions, of which approximately 75 percent were reduced as of October 31, 2018. Total restructuring costs are expected to be approximately $75.0, of which the majority represents employee-related costs. We have incurred total cumulative restructuring costs of $59.5, of which $11.2 and $16.9 were incurred in the second quarter and first six months of 2019, respectively. For further information, refer to Note 5: Integration and Restructuring Costs.

Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home. The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’ Donuts, and Café Bustelo branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Jif, Smucker’s, and Crisco branded products; and the U.S. Retail Pet Foods segment primarily includes domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone, Natural Balance, Kibbles ’n Bits, 9Lives, Pup-Peroni, and Nature’s Recipe branded products. The International and Away From Home segment comprises products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Effective May 1, 2018, the convenience store channel, which was previously included in the U.S. retail segments, is now included in the International and Away From Home segment. Segment performance for the three and six months ended October 31, 2017, has been reclassified for this realignment.

	Three Months Ended October 31,			Six Months Ended October 31,
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$544.9	$551.4	(1)%	$1,034.4	$1,030.8	—%
U.S. Retail Consumer Foods	461.9	527.8	(12)	945.2	1,015.7	(7)
U.S. Retail Pet Foods	728.1	551.1	32	1,399.3	1,071.8	31
International and Away From Home	286.6	293.3	(2)	545.1	554.2	(2)
Segment profit:
U.S. Retail Coffee	$174.3	$152.1	15%	$322.1	$275.3	17%
U.S. Retail Consumer Foods	134.3	130.2	3	231.6	240.3	(4)
U.S. Retail Pet Foods	123.9	122.4	1	224.3	220.2	2
International and Away From Home	56.7	55.4	2	100.1	95.6	5
Segment profit margin:
U.S. Retail Coffee	32.0%	27.6%		31.1%	26.7%
U.S. Retail Consumer Foods	29.1	24.7		24.5	23.7
U.S. Retail Pet Foods	17.0	22.2		16.0	20.5
International and Away From Home	19.8	18.9		18.4	17.3
U.S. Retail Coffee

The U.S. Retail Coffee segment net sales decreased $6.5 in the second quarter of 2019. Lower net price realization reduced net sales by 2 percentage points. Favorable volume/mix contributed 1 percentage point to net sales, driven by the 1850, Café Bustelo, and Dunkin’ Donuts brands, partially offset by declines in Folgers roast and ground coffee. Segment profit increased $22.2, primarily due to lower input costs, partially offset by an increase in marketing expense, the majority of which related to the recent launch of 1850.

The U.S. Retail Coffee segment net sales increased $3.6 in the first six months of 2019. Favorable volume/mix contributed 2 percentage points, driven by the Dunkin’ Donuts, 1850, and Café Bustelo brands, partially offset by declines in Folgers roast and ground coffee. The favorable volume/mix was partially offset by lower net price realization, which reduced net sales by 1 percentage point, primarily driven by the Folgers brand. Segment profit increased $46.8, primarily due to lower input costs, partially offset by an increase in marketing expense, a portion of which related to the recent launch of 1850.
U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales decreased $65.9 in the second quarter of 2019, reflecting the impact of $72.4 of noncomparable net sales in the prior year related to the divested U.S. baking business. Excluding the noncomparable impact of the divested business, net sales increased 1 percent, primarily due to favorable volume/mix, which contributed 4 percentage points to net sales, driven by Smucker’s Uncrustables and the Jif and Crisco brands. These gains were mostly offset by lower net price realization, which reduced net sales by 3 percentage points, primarily related to peanut butter and oils. Segment profit increased $4.1, due to the recognition of a $26.6 pre-tax gain related to the sale of the divested business. Excluding the gain from the divestiture and noncomparable segment profit in the prior year, segment profit decreased $11.0, due to lower prices, as well as higher input costs for peanut butter.

The U.S. Retail Consumer Foods segment net sales decreased $70.5 in the first six months of 2019, driven by the $72.4 noncomparable impact of the U.S. baking business. Excluding the noncomparable impact of the divested business, net sales increased $1.9, as the impact of favorable volume/mix, primarily related to Smucker’s Uncrustables, was mostly offset by lower net price realization, partially driven by a price decline on the Crisco brand at the beginning of the fiscal year. Segment profit decreased $8.7, as the net impact of lower prices and higher input costs and the noncomparable impact of the divested business were only partially offset by the recognition of the $26.6 pre-tax gain related to the sale of the divested business.

U.S. Retail Pet Foods

The U.S. Retail Pet Foods segment net sales increased $177.0 in the second quarter of 2019, reflecting the $184.2 contribution from Ainsworth. Excluding Ainsworth, net sales declined $7.2, or 1 percent, reflecting the discontinuation of certain Gravy Train® products. The impact of volume/mix was neutral, as the discontinued Gravy Train products and declines for the Milk-Bone and Natural Balance brands were mostly offset by gains for the Meow Mix and Nature’s Recipe brands. Lower net price realization reduced net sales by 1 percentage point. Segment profit increased $1.5, reflecting the addition of Ainsworth. Excluding Ainsworth, segment profit declined $18.1, as the net impact of lower prices and higher raw material and freight costs was only partially offset by the impact of reduced marketing expense, primarily related to the Natural Balance and Nature's Recipe brands.

The U.S. Retail Pet Foods segment net sales increased $327.5 in the first six months of 2019, reflecting the $347.0 contribution from Ainsworth. Excluding Ainsworth, net sales declined $19.5, or 2 percent, driven by lower net price realization, which reduced net sales by 1 percentage point. Unfavorable volume/mix also reduced net sales by 1 percentage point, as declines for the Natural Balance and Gravy Train brands were mostly offset by gains for the Meow Mix and Nature’s Recipe brands. Segment profit increased $4.1, as the addition of Ainsworth and the impact of reduced marketing expense, primarily related to the Natural Balance and Nature's Recipe brands, were mostly offset by the net impact of lower prices and higher input costs.
International and Away From Home

The International and Away From Home segment net sales decreased $6.7 in the second quarter of 2019, reflecting lower net price realization, which reduced net sales by 2 percentage points, $4.9 of unfavorable foreign currency exchange, and $1.8 of noncomparable net sales in the prior year related to the divested U.S. baking business. These factors were partially offset by favorable volume/mix, which contributed 2 percentage points to net sales. Segment profit increased $1.3, reflecting a net benefit of lower prices and costs and reduced marketing expense.

The International and Away From Home segment net sales decreased $9.1 in the first six months of 2019, reflecting lower net price realization, which reduced net sales by 2 percentage points, $4.1 of unfavorable foreign currency exchange, and the $1.8 noncomparable impact of the U.S. baking business. These factors were partially offset by favorable volume/mix, which contributed 1 percentage point to net sales. Segment profit increased $4.5, reflecting a net benefit of lower prices and costs, as well as lower marketing expense.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At October 31, 2018, total cash and cash equivalents was $171.2, compared to $192.6 at April 30, 2018.
Within the U.S. Retail Coffee and U.S. Retail Consumer Foods segments, we have historically experienced a significant use of cash to fund working capital requirements during the first half of each fiscal year, primarily due to the buildup of inventories to support the Fall Bake and Holiday period, the additional increase of coffee inventory in advance of the Atlantic hurricane season, and seasonal fruit procurement. In these businesses, cash provided by operations in the second half of the fiscal year has significantly exceeded the amount in the first half of the year, upon completion of the Fall Bake and Holiday period. In contrast, the U.S. Retail Pet Foods segment has not experienced significant seasonality.
Due to the divestiture of the seasonal U.S. baking business during the second quarter of 2019, we expect that the impact of seasonality on our future working capital requirements will be reduced. Further, we anticipate that the growth of the U.S. Retail Pet Foods segment as a result of the Ainsworth acquisition during the first quarter of 2019 will cause a further reduction in the seasonality of our overall working capital requirements.

The following table presents selected cash flow information.

	Six Months Ended October 31,
	2018	2017
Net cash provided by (used for) operating activities	$445.9	$434.6
Net cash provided by (used for) investing activities	(1,718.9)	(106.3)
Net cash provided by (used for) financing activities	1,256.2	(321.2)

Net cash provided by (used for) operating activities	$445.9	$434.6
Additions to property, plant, and equipment	(179.1)	(130.0)
Free cash flow (A)	$266.8	$304.6

(A)
Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $11.3 increase in cash provided by operating activities in the first six months of 2019 was mainly due to less cash required to fund working capital, as compared to the prior year, partially driven by coffee inventory. This change was partially offset by lower net income adjusted for noncash items.

Cash used for investing activities in the first six months of 2019 consisted of $1.9 billion related to the Ainsworth acquisition and $179.1 in capital expenditures, partially offset by net proceeds from the divestiture of the U.S. baking business of $372.1. Cash used for investing activities in the first six months of 2018 consisted primarily of $130.0 in capital expenditures, partially offset by a $23.7 reduction in our derivative cash margin account balances.
Cash provided by financing activities in the first six months of 2019 consisted primarily of $1.5 billion in long-term debt proceeds and a $246.0 net increase in short-term borrowings, partially offset by a long-term debt prepayment of $300.0 and dividend payments of $184.9. For additional information on our new borrowings, see “Capital Resources” in this discussion and analysis. Cash used for financing activities in the first six months of 2018 consisted primarily of dividend payments of $173.4 and a $150.0 long-term debt prepayment.
We, like other food manufacturers, are from time to time subject to legal proceedings arising in the ordinary course of business that could have a material adverse effect on our financial position, results of operations, or cash flows. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to companies that we have acquired, some of which we anticipate settling in the near future. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at October 31, 2018.

In addition to the legal proceedings discussed above, we are currently a defendant in Council for Education and Research on Toxics v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code Section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly referred to as “Proposition 65.” As part of a joint defense group organized to defend against the lawsuit, we dispute these claims. Acrylamide is not added to coffee, but is inherently present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. The outcome and the financial impact of the case, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for this matter as of October 31, 2018, as the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant statutory penalties or to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, our business and financial results could be adversely impacted, and sales of those products could suffer not only in those locations but elsewhere. For additional information, see Note 15: Contingencies.

Capital Resources
The following table presents our capital structure.

	October 31, 2018	April 30, 2018
Short-term borrowings	$390.0	$144.0
Long-term debt	5,885.1	4,688.0
Total debt	$6,275.1	$4,832.0
Shareholders’ equity	8,030.0	7,891.1
Total capital	$14,305.1	$12,723.1

In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate, based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan matures on May 14, 2021, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. The interest rate on the Term Loan at October 31, 2018, was 3.42 percent. Utilizing the proceeds received from the sale of the U.S. baking business and cash provided by operating activities, we repaid $440.0 of short-term and long-term borrowings during the second quarter of 2019, including a $300.0 prepayment on the Term Loan.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2018, we had $390.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 2.45 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 9: Debt and Financing Arrangements.
During the second quarter of 2019, we did not repurchase any common shares under a repurchase plan authorized by the Board. At October 31, 2018, approximately 3.6 million common shares remain available for repurchase pursuant to the Board's authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.

In June 2017, we began construction of a Smucker's Uncrustables frozen sandwich manufacturing facility in Longmont, Colorado. The new facility will help meet growing demand for Smucker's Uncrustables frozen sandwiches and will complement our existing facility in Scottsville, Kentucky. The Longmont facility will be constructed in two phases, with a total potential investment of $340.0. Phase 1 includes up to an initial $210.0 investment to construct and equip the new facility, with an opportunity to invest an additional $130.0 for phase 2 expansion, dependent on product demand. Production is expected to begin at the new facility during the second half of calendar year 2019.
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
During the second quarter of 2019, we repatriated $26.0 of international cash associated with the restructuring of certain foreign subsidiaries referenced in “Restructuring Activities” in this discussion and analysis. As of October 31, 2018, total cash and cash equivalents of $159.5 was held by our foreign subsidiaries. The balance of the undistributed earnings of our foreign subsidiaries remain permanently reinvested, and we do not intend to repatriate any of the amounts to meet our cash requirements.
During the third quarter of 2018, we recorded a provisional one-time transition tax of $26.1 on the undistributed earnings of certain foreign subsidiaries that were previously deferred from U.S. income taxes, as required by U.S. tax reform. For further information, refer to Note 13: Income Taxes.

Non-GAAP Financial Measures
We use non-GAAP financial measures, including: net sales excluding acquisition, divestiture, and foreign currency exchange; adjusted gross profit; adjusted operating income; adjusted income; adjusted earnings per share; and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board of Directors also utilizes the adjusted operating income, adjusted earnings per share, and free cash flow measures as components for measuring performance for incentive compensation purposes.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Gross profit reconciliation:
Gross profit	$771.3	$755.0	$1,449.5	$1,417.1
Unallocated derivative losses (gains)	0.1	(9.7)	22.1	(22.3)
Cost of products sold – special project costs	—	0.9	—	1.6
Adjusted gross profit	$771.4	$746.2	$1,471.6	$1,396.4
Operating income reconciliation:
Operating income	$330.5	$332.1	$557.4	$567.3
Amortization	59.7	51.6	120.2	103.1
Unallocated derivative losses (gains)	0.1	(9.7)	22.1	(22.3)
Cost of products sold – special project costs	—	0.9	—	1.6
Other special project costs	25.4	9.7	33.1	36.8
Adjusted operating income	$415.7	$384.6	$732.8	$686.5
Net income reconciliation:
Net income	$188.5	$194.6	$321.5	$321.4
Income tax expense (benefit)	80.9	97.2	121.0	159.4
Amortization	59.7	51.6	120.2	103.1
Unallocated derivative losses (gains)	0.1	(9.7)	22.1	(22.3)
Cost of products sold – special project costs	—	0.9	—	1.6
Other special project costs	25.4	9.7	33.1	36.8
Adjusted income before income taxes	$354.6	$344.3	$617.9	$600.0
Income taxes, as adjusted (A)	108.1	114.8	169.0	198.9
Adjusted income	$246.5	$229.5	$448.9	$401.1
Weighted-average shares – assuming dilution	113.7	113.6	113.7	113.6
Adjusted earnings per share – assuming dilution	$2.17	$2.02	$3.95	$3.53

(A)	Income taxes, as adjusted, is based upon our GAAP effective tax rate and reflects the impact of items excluded from GAAP net income to derive adjusted income.

Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.
The following table summarizes our contractual obligations by fiscal year at October 31, 2018.

	Total	2019	2020-2021	2022-2023	2024 and beyond
Long-term debt obligations, including current portion (A)	$5,900.0	$—	$800.0	$2,350.0	$2,750.0
Interest payments (B)	1,815.9	104.5	409.4	238.6	1,063.4
Operating lease obligations (C)	197.1	23.0	76.0	62.2	35.9
Purchase obligations (D)	1,258.7	801.2	432.2	22.2	3.1
Other liabilities (E)	286.6	26.1	43.6	26.6	190.3
Total	$9,458.3	$954.8	$1,761.2	$2,699.6	$4,042.7

(A)	Excludes the impact of offering discounts, make-whole payments, and debt issuance costs.

(B)	Includes interest payments on our long-term debt, which reflects estimated payments for our variable-rate debt based on the current interest rate outlook.

(C)	Includes the minimum rental commitments under non-cancelable operating leases.

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

(E)
Mainly consists of projected commitments associated with our defined benefit pension and other postretirement benefit plans. The liability for unrecognized tax benefits and tax-related net interest of $27.5 under FASB Accounting Standards Codification 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management's Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2018. There were no material changes to the information previously disclosed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Dollars in millions, unless otherwise noted.
The following discussions about our market risk disclosures involve forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk: The fair value of our cash and cash equivalents at October 31, 2018, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, London Interbank Offered Rate, and commercial paper rates in the U.S.
We utilize derivative instruments to manage interest rate risk associated with anticipated debt transactions, as well as to manage changes in the fair value of our long-term debt. At the inception of an interest rate contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss), and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet, and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.

In June 2018, we entered into an interest rate swap, with a notional value of $500.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. This interest rate contract is designated as a cash flow hedge, and as a result, an unrealized gain of $10.5 was deferred in accumulated other comprehensive income (loss) at October 31, 2018.
In June 2017, we entered into a treasury lock, with a notional value of $300.0, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2018. This interest rate contract was designated as a cash flow hedge. In December 2017, concurrent with the pricing of the Senior Notes due December 15, 2027, we terminated the treasury lock prior to maturity. The termination resulted in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as a reduction to interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the 3.50 percent Senior Notes due October 15, 2021, which was designated as a fair value hedge, and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At October 31, 2018, the remaining benefit of $24.5 was recorded as an increase in the long-term debt balance.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at October 31, 2018, would increase the fair value of our long-term debt by $266.2.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2018, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of October 31, 2018, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the six-month period ended October 31, 2018. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	October 31, 2018	April 30, 2018
High	$55.5	$36.0
Low	15.3	17.0
Average	34.8	26.8
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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:

•	our ability to successfully integrate the acquired Ainsworth business in a timely and cost-effective manner;

•	our ability to achieve synergies and cost savings related to the Ainsworth acquisition in the amounts and within the time frames currently anticipated;

•	our ability to achieve cost savings related to our organization optimization and cost management programs in the amounts and within the time frames currently anticipated;

•	our ability to generate sufficient cash flow to meet our cash deleveraging objectives;

•	volatility of commodity, energy, and other input costs;

•	risks associated with derivative and purchasing strategies we employ to manage commodity pricing risks;

•	the availability of reliable transportation on acceptable terms;

•	our ability to implement and realize the full benefit of price changes, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses, including product innovation;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents, extreme weather, and natural disasters;

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2018 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

On May 14, 2018, we acquired Ainsworth Pet Nutrition, LLC (“Ainsworth”) (see “Note 4: Acquisition” in Part 1, Item 1 in this Quarterly Report on Form 10-Q). As part of the purchase price allocation process, procedures were performed to validate the assets acquired and liabilities assumed, including existence testing and a preliminary valuation of the tangible and intangible assets acquired. We are currently integrating Ainsworth into our operations and internal control processes, and, as permitted by U.S. Securities and Exchange Commission rules and regulations, we have not yet included Ainsworth in our assessment of the effectiveness of our internal control over financial reporting. Ainsworth constituted $2.1 billion of our consolidated total assets at October 31, 2018. For the three and six months ended October 31, 2018, Ainsworth net sales was $184.2 million and $347.0 million, and operating income was $4.5 million and $0.4 million, respectively. We anticipate Ainsworth will be included in management’s evaluation of internal control over financial reporting as of April 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dollars in millions, except per share data.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2018 - August 31, 2018	6	$117.14	—	3,586,598
September 1, 2018 - September 30, 2018	1,379	109.44	—	3,586,598
October 1, 2018 - October 31, 2018	1,100	103.40	—	3,586,598
Total	2,485	$106.78	—	3,586,598
Information set forth in the table above represents the activity in our second fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of October 31, 2018, there were 3,586,598 common shares remaining available for future repurchase pursuant to the Board of Directors' authorizations.
.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 37 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 28, 2018	THE J. M. SMUCKER COMPANY

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