Form 10-Q
period 2019-01-31
J M SMUCKER Co
filed 2019-02-26
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 113,746,566 common shares outstanding on February 19, 2019.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2019	2018	2019	2018
Net sales	$2,011.9	$1,903.3	$5,935.9	$5,575.8
Cost of products sold	1,238.1	1,174.8	3,712.6	3,430.2
Gross Profit	773.8	728.5	2,223.3	2,145.6
Selling, distribution, and administrative expenses	373.1	330.6	1,138.8	1,038.9
Amortization	59.7	51.6	179.9	154.7
Goodwill impairment charge	—	145.0	—	145.0
Other intangible assets impairment charges	107.2	31.9	107.2	31.9
Other special project costs (A)	18.8	5.6	51.9	42.4
Other operating expense (income) – net	(2.6)	(0.2)	(29.5)	1.4
Operating Income	217.6	164.0	775.0	731.3
Interest expense – net	(51.6)	(43.1)	(158.8)	(126.7)
Other income (expense) – net	(8.8)	(4.9)	(16.5)	(7.8)
Income Before Income Taxes	157.2	116.0	599.7	596.8
Income tax expense (benefit)	35.8	(715.3)	156.8	(555.9)
Net Income	$121.4	$831.3	$442.9	$1,152.7
Earnings per common share:
Net Income	$1.07	$7.32	$3.89	$10.15
Net Income – Assuming Dilution	$1.07	$7.32	$3.89	$10.15
Dividends Declared per Common Share	$0.85	$0.78	$2.55	$2.34

(A)	Other special project costs includes integration and restructuring costs. For more information, see Note 5: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2019	2018	2019	2018
Net income	$121.4	$831.3	$442.9	$1,152.7
Other comprehensive income (loss):
Foreign currency translation adjustments	1.6	21.9	(10.1)	43.8
Cash flow hedging derivative activity, net of tax	(37.0)	(0.5)	(28.8)	1.9
Pension and other postretirement benefit plans activity, net of tax	(0.5)	1.1	2.7	6.8
Available-for-sale securities activity, net of tax	(1.0)	0.1	(0.4)	(0.2)
Total Other Comprehensive Income (Loss)	(36.9)	22.6	(36.6)	52.3
Comprehensive Income	$84.5	$853.9	$406.3	$1,205.0
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2019	April 30, 2018
Dollars in millions
ASSETS
Current Assets
Cash and cash equivalents	$206.5	$192.6
Trade receivables, less allowance for doubtful accounts	502.6	385.6
Inventories:
Finished products	582.4	542.1
Raw materials	342.3	312.3
Total Inventory	924.7	854.4
Other current assets	92.4	122.4
Total Current Assets	1,726.2	1,555.0
Property, Plant, and Equipment
Land and land improvements	117.6	120.1
Buildings and fixtures	825.0	812.6
Machinery and equipment	2,154.8	2,111.5
Construction in progress	325.5	212.1
Gross Property, Plant, and Equipment	3,422.9	3,256.3
Accumulated depreciation	(1,575.0)	(1,527.2)
Total Property, Plant, and Equipment	1,847.9	1,729.1
Other Noncurrent Assets
Goodwill	6,438.9	5,942.2
Other intangible assets – net	6,759.0	5,916.5
Other noncurrent assets	155.6	158.4
Total Other Noncurrent Assets	13,353.5	12,017.1
Total Assets	$16,927.6	$15,301.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$519.6	$512.1
Accrued trade marketing and merchandising	117.1	101.6
Current portion of long-term debt	299.3	—
Short-term borrowings	504.0	144.0
Other current liabilities	376.4	276.1
Total Current Liabilities	1,816.4	1,033.8
Noncurrent Liabilities
Long-term debt, less current portion	5,285.8	4,688.0
Deferred income taxes	1,449.6	1,377.2
Other noncurrent liabilities	354.2	311.1
Total Noncurrent Liabilities	7,089.6	6,376.3
Total Liabilities	8,906.0	7,410.1
Shareholders’ Equity
Common shares	28.9	28.9
Additional capital	5,753.4	5,739.7
Retained income	2,392.6	2,239.2
Accumulated other comprehensive income (loss)	(153.3)	(116.7)
Total Shareholders’ Equity	8,021.6	7,891.1
Total Liabilities and Shareholders’ Equity	$16,927.6	$15,301.2
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2019	2018
Operating Activities
Net income	$442.9	$1,152.7
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	154.1	157.2
Amortization	179.9	154.7
Goodwill impairment charge	—	145.0
Other intangible assets impairment charges	107.2	31.9
Share-based compensation expense	16.5	16.8
Remeasurement of U.S. deferred tax assets and liabilities	—	(791.9)
Gain on divestiture	(27.6)	—
Loss on disposal of assets – net	3.7	5.3
Other noncash adjustments – net	0.9	4.0
Defined benefit pension contributions	(20.1)	(32.4)
Changes in assets and liabilities, net of effect from acquisition and divestiture:
Trade receivables	(51.4)	18.6
Inventories	(18.8)	1.6
Other current assets	19.5	19.4
Accounts payable	(11.2)	15.9
Accrued liabilities	73.1	11.7
Income and other taxes	10.1	(33.9)
Other – net	(11.8)	27.0
Net Cash Provided by (Used for) Operating Activities	867.0	903.6
Investing Activities
Business acquired, net of cash acquired	(1,903.0)	—
Additions to property, plant, and equipment	(267.2)	(210.3)
Proceeds from divestiture	371.4	—
Proceeds from disposal of property, plant, and equipment	0.5	8.9
Other – net	(24.5)	29.6
Net Cash Provided by (Used for) Investing Activities	(1,822.8)	(171.8)
Financing Activities
Short-term borrowings (repayments) – net	360.0	(200.0)
Proceeds from long-term debt	1,500.0	799.6
Repayments of long-term debt	(600.0)	(1,050.3)
Quarterly dividends paid	(281.4)	(261.4)
Purchase of treasury shares	(5.2)	(6.9)
Other – net	0.2	(6.2)
Net Cash Provided by (Used for) Financing Activities	973.6	(725.2)
Effect of exchange rate changes on cash	(3.9)	12.8
Net increase (decrease) in cash and cash equivalents	13.9	19.4
Cash and cash equivalents at beginning of period	192.6	166.8
Cash and Cash Equivalents at End of Period	$206.5	$186.2
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
Operating results for the nine months ended January 31, 2019, are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2018.
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
Note 3: Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. It will be effective for us on May 1, 2020, with the option to early adopt at any time prior to the effective date, and will require adoption on either a retrospective or prospective basis for all implementation costs incurred after the date of adoption. We are currently evaluating our adoption date and the impact the application of ASU 2018-15 will have on our financial statements and disclosures. We expect to apply this standard on a prospective basis upon adoption.

In August 2018, the FASB also issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial and adds new and clarifies certain other disclosure requirements. ASU 2018-14 will be effective for us on May 1, 2020, with the option to early adopt at any time prior to the effective date, and it will require adoption on a retrospective basis. We do not anticipate that the adoption of this ASU will have a material impact on our disclosures.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for all leases with a term of more than 12 months. ASU 2016-02 will be effective for us on May 1, 2019, and requires a modified retrospective application. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We expect to utilize this transition method upon adoption. We have compiled an inventory of our lease arrangements in order to determine the impact the new guidance will have on our financial statements and disclosures, and we are implementing new lease accounting software in preparation for the standard's additional reporting requirements. Based on our assessment to date, we expect that the adoption of ASU 2016-02 will result in a material increase in lease-related assets and liabilities recognized in our Consolidated Balance Sheets, but we are unable to quantify the impact at this time.
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
Note 4: Acquisition
On May 14, 2018, we acquired the stock of Ainsworth Pet Nutrition, LLC (“Ainsworth”) in an all-cash transaction, valued at $1.9 billion, inclusive of a working capital adjustment. The transaction was funded with a bank term loan and borrowings under our commercial paper program of approximately $1.5 billion and $400.0, respectively. For additional information on the financing associated with this transaction, refer to Note 10: Debt and Financing Arrangements.
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
The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Ainsworth's operations, including $199.2 and $546.2 in net sales and $17.2 and $17.6 in operating income, are included in our consolidated financial statements for the three and nine months ended January 31, 2019, respectively. The operating income for the nine months ended January 31, 2019, includes the recognition of an unfavorable fair value purchase accounting adjustment of $10.9, attributable to the acquired inventory.
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
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Cash and cash equivalents	$1.6
Trade receivables	66.3
Inventories	97.8
Other current assets	4.8
Property, plant, and equipment	83.8
Goodwill	644.7
Other intangible assets	1,239.6
Other noncurrent assets	0.3
Total assets acquired	$2,138.9
Liabilities assumed:
Current liabilities	$83.2
Deferred tax liabilities	132.3
Other noncurrent liabilities	18.8
Total liabilities assumed	$234.3
Net assets acquired	$1,904.6
Estimated fair values for the acquisition, including goodwill, other intangible assets, contingent liabilities, and income taxes, are not yet finalized. The purchase price was preliminarily allocated based on information available at the date of acquisition and is subject to change as we complete our analysis of the fair values at the date of acquisition during the measurement period, not to exceed one year, as permitted under FASB Accounting Standards Codification ("ASC") 805, Business Combinations.
As a result of the acquisition, we recognized goodwill of $644.7 within the U.S. Retail Pet Foods segment. A portion of goodwill will be deductible for income tax purposes, the amount of which will be finalized during the remaining measurement period. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities as we integrate Ainsworth into our U.S. Retail Pet Foods segment. The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment, inclusive of the recently acquired Ainsworth business, remain susceptible to future impairment charges, as the carrying values approximate estimated fair values. Any significant adverse change in our near or long-term projections or macroeconomic conditions would result in future impairment charges. For more information, see Note 9: Goodwill and Other Intangible Assets.

The purchase price was preliminarily allocated to the identifiable other intangible assets acquired as follows:

Intangible assets with finite lives:
Customer and contractual relationships (25-year useful life)	$935.0
Trademarks (5-year useful life)	1.6
Intangible assets with indefinite lives:
Trademarks	303.0
Total other intangible assets	$1,239.6
Ainsworth's results of operations are included in our consolidated financial statements from the date of the transaction within the U.S. Retail Pet Foods segment. Had the transaction occurred on May 1, 2017, unaudited pro forma consolidated results for the three and nine months ended January 31, 2019 and 2018, would have been as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net sales	$2,011.9	$2,080.0	$5,963.3	$6,069.9
Net income	127.1	743.1	449.9	1,036.7
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
Integration Costs: Total one-time costs related to the acquisition of Ainsworth are anticipated to be approximately $50.0, the majority of which are expected to be cash charges. Of the total anticipated one-time costs, we expect approximately half to be employee-related costs. Approximately two-thirds of the total one-time costs are expected to be incurred by the end of 2019.
The following table summarizes our one-time costs incurred related to the Ainsworth acquisition.

	Three Months Ended January 31,	Nine Months Ended January 31,	Total Costs Incurred to Date at January 31, 2019
	2019	2019
Employee-related costs	$5.4	$13.2	$13.2
Other transition and termination costs	2.3	10.7	10.7
Total one-time costs	$7.7	$23.9	$23.9
Noncash charges of $1.0 and $2.8 were included in the one-time costs incurred during the three and nine months ended January 31, 2019, respectively. Noncash charges included in total one-time costs incurred to date were $2.8 and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $6.0 at January 31, 2019.
All integration activities related to the acquisition of Big Heart Pet Brands (“Big Heart”) were complete as of April 30, 2018, and as a result, we did not incur any integration costs during the three and nine months ended January 31, 2019. During the three and nine months ended January 31, 2018, we incurred one-time costs of $4.8 and $23.7, respectively. Noncash charges of $0.3 and $2.8 were included in the one-time costs incurred during the three and nine months ended January 31, 2018, respectively, and primarily consisted of share-based compensation and accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.1 at April 30, 2018, and was fully satisfied at January 31, 2019.
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
As a result of the program, all coffee production at our Harahan, Louisiana, facility was consolidated into one of our coffee facilities in New Orleans, Louisiana, during 2018. We also closed our international offices in China and Mexico during the second quarter of 2019, and we plan to close the San Francisco and Burbank, California, offices by the end of 2019.
Upon completion of the remaining initiatives, we anticipate that the organization optimization program will result in total headcount reductions of approximately 450 full-time positions, the majority of which have been separated as of January 31, 2019. Total restructuring costs are expected to be approximately $75.0, which primarily represent employee-related costs. The majority of the remaining restructuring costs are expected to be incurred through the end of 2019.
The following table summarizes our one-time costs incurred related to the organization optimization program.

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Costs Incurred to Date at January 31, 2019
	2019	2018	2019	2018
Employee-related costs	$8.1	$(0.5)	$23.2	$11.1	$47.0
Other transition and termination costs	3.0	3.6	4.8	11.5	23.6
Total one-time costs	$11.1	$3.1	$28.0	$22.6	$70.6
Noncash charges of $1.2 and $2.9 were included in the one-time costs incurred during the three months ended January 31, 2019 and 2018, respectively, and $2.2 and $9.8 during the nine months ended January 31, 2019 and 2018, respectively. Noncash charges included in total one-time costs incurred to date were $14.1 and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $7.1 and $0.3 at January 31, 2019, and April 30, 2018, respectively.
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
The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment prior to the sale. We received proceeds from the divestiture of $371.4, which were net of cash transaction costs, and are subject to a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $27.6 during 2019, which is included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
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
Effective May 1, 2018, the convenience store channel, which was previously included in the U.S. retail segments, is now included in the International and Away From Home segment. Segment performance for the three and nine months ended January 31, 2018, has been reclassified for this realignment.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net sales:
U.S. Retail Coffee	$561.6	$549.1	$1,596.0	$1,579.9
U.S. Retail Consumer Foods	422.7	508.4	1,367.9	1,524.1
U.S. Retail Pet Foods	759.0	561.0	2,158.3	1,632.8
International and Away From Home	268.6	284.8	813.7	839.0
Total net sales	$2,011.9	$1,903.3	$5,935.9	$5,575.8
Segment profit:
U.S. Retail Coffee	$183.7	$181.6	$505.8	$456.9
U.S. Retail Consumer Foods	95.9	121.4	327.5	361.7
U.S. Retail Pet Foods	147.9	117.6	372.2	337.8
International and Away From Home	52.5	53.4	152.6	149.0
Total segment profit	$480.0	$474.0	$1,358.1	$1,305.4
Amortization	(59.7)	(51.6)	(179.9)	(154.7)
Goodwill impairment charge	—	(145.0)	—	(145.0)
Other intangible assets impairment charges	(107.2)	(31.9)	(107.2)	(31.9)
Interest expense – net	(51.6)	(43.1)	(158.8)	(126.7)
Unallocated derivative gains (losses)	(2.9)	(0.7)	(25.0)	21.6
Cost of products sold – special project costs (A)	—	(2.3)	—	(3.9)
Other special project costs (A)	(18.8)	(5.6)	(51.9)	(42.4)
Corporate administrative expenses	(73.8)	(72.9)	(219.1)	(217.8)
Other income (expense) – net	(8.8)	(4.9)	(16.5)	(7.8)
Income before income taxes	$157.2	$116.0	$599.7	$596.8

(A)	Special project costs includes integration and restructuring costs. For more information, see Note 5: Integration and Restructuring Costs.

The following table presents certain geographical information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net sales:
United States	$1,880.6	$1,757.7	$5,526.1	$5,146.8
International:
Canada	$106.7	$111.7	$319.2	$324.6
All other international	24.6	33.9	90.6	104.4
Total international	$131.3	$145.6	$409.8	$429.0
Total net sales	$2,011.9	$1,903.3	$5,935.9	$5,575.8

The following table presents product category information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018	Primary Reportable Segment (A)
Coffee	$653.5	$647.1	$1,867.3	$1,868.7	U.S. Retail Coffee
Dog food	337.5	187.6	980.9	572.0	U.S. Retail Pet Foods
Cat food	218.9	187.6	615.2	531.2	U.S. Retail Pet Foods
Pet snacks	217.9	200.9	607.6	574.2	U.S. Retail Pet Foods
Peanut butter	188.5	179.5	574.6	564.4	U.S. Retail Consumer Foods
Fruit spreads	86.0	89.2	254.6	267.3	U.S. Retail Consumer Foods
Frozen handheld	67.3	60.1	210.5	179.1	U.S. Retail Consumer Foods
Shortening and oils	74.8	76.1	207.0	210.1	U.S. Retail Consumer Foods
Baking mixes and ingredients	21.9	124.7	164.6	344.9	U.S. Retail Consumer Foods
Portion control	40.1	39.4	122.6	121.1	International and Away From Home
Juices and beverages	30.6	33.3	96.7	107.7	U.S. Retail Consumer Foods
Other	74.9	77.8	234.3	235.1	International and Away From Home
Total net sales	$2,011.9	$1,903.3	$5,935.9	$5,575.8

(A)	The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
Note 8: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net income	$121.4	$831.3	$442.9	$1,152.7
Less: Net income allocated to participating securities	0.6	4.4	2.3	6.1
Net income allocated to common stockholders	$120.8	$826.9	$440.6	$1,146.6
Weighted-average common shares outstanding	113.2	113.0	113.1	113.0
Add: Dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	113.2	113.0	113.1	113.0
Net income per common share	$1.07	$7.32	$3.89	$10.15
Net income per common share – assuming dilution	$1.07	$7.32	$3.89	$10.15

Note 9: Goodwill and Other Intangible Assets

A summary of changes in goodwill by reportable segment is as follows:

	U.S. Retail Coffee	U.S. Retail Consumer Foods	U.S. Retail Pet Foods	International and Away From Home	Total
Balance at May 1, 2017	$2,090.9	$1,599.0	$1,969.5	$417.7	$6,077.1
Impairment charge (A)	—	—	(145.0)	—	(145.0)
Other (B)	—	1.4	—	8.7	10.1
Balance at April 30, 2018	$2,090.9	$1,600.4	$1,824.5	$426.4	$5,942.2
Acquisition	—	—	644.7	—	644.7
Divestiture	—	(144.3)	—	—	(144.3)
Other (B)	—	0.4	—	(4.1)	(3.7)
Balance at January 31, 2019	$2,090.9	$1,456.5	$2,469.2	$422.3	$6,438.9

(A)	There have been no goodwill impairment charges recognized prior to 2018.

(B)	The amounts classified as other represent foreign currency exchange adjustments.

The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency exchange adjustments.

	January 31, 2019			April 30, 2018
	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,455.1	$1,106.7	$3,348.4	$3,520.1	$959.3	$2,560.8
Patents and technology	168.5	124.2	44.3	168.5	114.4	54.1
Trademarks	499.9	159.5	340.4	556.4	145.0	411.4
Total intangible assets subject to amortization	$5,123.5	$1,390.4	$3,733.1	$4,245.0	$1,218.7	$3,026.3
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$3,316.3	$290.4	$3,025.9	$3,078.1	$187.9	$2,890.2
Total other intangible assets	$8,439.8	$1,680.8	$6,759.0	$7,323.1	$1,406.6	$5,916.5

We review goodwill and other indefinite-lived intangible assets at least annually on February 1 for impairment, and more often if indicators of impairment exist.

During the third quarter of 2019, we began our annual planning cycle, inclusive of a strategy review within our strategic business areas. Our planning process was not complete as of January 31, 2019; however, we have made some decisions related to certain brands resulting in a reduction in our long-term forecasted net sales of certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, excluding the acquired Ainsworth business. As a result of the reduction in long-term forecasted net sales for these indefinite-lived trademarks and narrow differences between fair value and carrying value as of April 30, 2018, we performed an interim impairment analysis on these trademarks as of January 31, 2019, which resulted in an impairment charge of $107.2. This charge was included as a noncash charge in our Condensed Statement of Consolidated Income.

As of January 31, 2019, we do not believe that our Pet Foods reporting unit or any of the remaining indefinite-lived trademarks within the U.S. Retail Pet Foods segment are more likely than not impaired. The trademarks subject to the interim impairment analysis performed during the quarter do not represent a significant percentage of the Pet Foods reporting unit’s forecasted segment profit. In addition, we anticipate growth from other brands, inclusive of the recently acquired Ainsworth business, will mostly offset the declines noted on the impaired trademarks evaluated during the quarter. The U.S. Retail Pet Foods segment goodwill and indefinite-lived intangible assets of $2,469.2 and $1,496.1, respectively, remain susceptible to future impairment charges given the narrow differences between fair value and carrying value. As we continue our planning process during the fourth quarter, any significant adverse changes to the current year or forecasted net sales or profitability, as well as any significant adverse changes in strategy, would result in additional impairment charges which could be material.

During the third quarter of 2018, as a result of a decline in forecasted net sales for the U.S. Retail Pet Foods segment in combination with the narrow differences between estimated fair value and carrying value of the Pet Foods reporting unit and indefinite-lived trademarks as of April 30, 2017, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment. We recognized total impairment charges of $176.9 during the third quarter of 2018, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively. These charges were included as a noncash charge in our Condensed Statement of Consolidated Income. Furthermore, at that time, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment in connection with the third quarter of 2018 interim impairment analysis. As a result, we did not perform Step 2 of the goodwill impairment test for the goodwill of the Pet Foods reporting unit, and recorded the impairment charge based on the excess of the reporting unit's carrying value over its fair value.
Note 10: Debt and Financing Arrangements
Long-term debt consists of the following:

	January 31, 2019		April 30, 2018
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
2.20% Senior Notes due December 6, 2019	$300.0	$299.3	$300.0	$298.6
2.50% Senior Notes due March 15, 2020	500.0	498.7	500.0	497.8
3.50% Senior Notes due October 15, 2021	750.0	770.2	750.0	775.6
3.00% Senior Notes due March 15, 2022	400.0	397.8	400.0	397.3
3.50% Senior Notes due March 15, 2025	1,000.0	995.0	1,000.0	994.4
3.38% Senior Notes due December 15, 2027	500.0	496.1	500.0	495.8
4.25% Senior Notes due March 15, 2035	650.0	643.4	650.0	643.1
4.38% Senior Notes due March 15, 2045	600.0	585.9	600.0	585.4
Term Loan Credit Agreement due May 14, 2021	900.0	898.7	—	—
Total long-term debt	$5,600.0	$5,585.1	$4,700.0	$4,688.0
Current portion of long-term debt	300.0	299.3	—	—
Total long-term debt, less current portion	$5,300.0	$5,285.8	$4,700.0	$4,688.0

(A)
Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of terminated interest rate contracts, offering discounts, and capitalized debt issuance costs.

We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, the mark-to-market gains or losses on these contracts are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transactions affect earnings. At January 31, 2019, unrealized losses of $37.6 were deferred in accumulated other comprehensive income (loss) for these derivative instruments. For additional information, see Note 12: Derivative Financial Instruments.
In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition, as discussed in Note 4: Acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of January 31, 2019, we have prepaid $600.0 on the Term Loan to date, including $300.0 in the third quarter of 2019. The interest rate on the Term Loan at January 31, 2019, was 3.65 percent. We have incurred total capitalized debt issuance costs of $2.8, of which $2.0 was incurred upon drawing on the Term Loan in 2019 and is being amortized to interest expense over the time period for which the debt is outstanding.

All of our Senior Notes outstanding at January 31, 2019, are unsecured and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at January 31, 2019, or April 30, 2018.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2019, and April 30, 2018, we had $504.0 and $144.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 2.75 percent and 2.20 percent, respectively.
Interest paid totaled $24.4 and $4.7 for the three months ended January 31, 2019 and 2018, respectively, and $131.8 and $88.2 for the nine months ended January 31, 2019 and 2018, respectively. This differs from interest expense due to the timing of interest payments, amortization of debt issuance costs and discounts, effect of interest rate contracts, capitalized interest, and payment of other debt fees.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 11: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2019	2018	2019	2018
Service cost	$0.6	$1.3	$0.5	$0.5
Interest cost	5.9	5.4	0.6	0.5
Expected return on plan assets	(6.8)	(7.2)	—	—
Amortization of net actuarial loss (gain)	2.0	2.9	(0.1)	(0.1)
Amortization of prior service cost (credit)	0.2	0.2	(0.4)	(0.4)
Curtailment loss (gain)	0.3	—	—	—
Settlement loss (gain)	4.2	—	—	—
Net periodic benefit cost	$6.4	$2.6	$0.6	$0.5

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2019	2018	2019	2018
Service cost	$1.7	$4.7	$1.4	$1.5
Interest cost	17.6	16.2	1.8	1.6
Expected return on plan assets	(20.3)	(21.6)	—	—
Amortization of net actuarial loss (gain)	6.1	8.6	(0.4)	(0.3)
Amortization of prior service cost (credit)	0.7	0.7	(1.0)	(1.1)
Curtailment loss (gain)	0.3	—	—	—
Settlement loss (gain)	4.2	—	—	—
Net periodic benefit cost	$10.3	$8.6	$1.8	$1.7

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
We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, unrealized losses of $37.6 were deferred in accumulated other comprehensive income (loss) at January 31, 2019.
In 2017, we terminated a treasury lock concurrent with the pricing of the Senior Notes due December 15, 2027, which was designated as a cash flow hedge and used to manage our exposure to interest rate volatility. The termination resulted in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as a reduction to interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. To date, we have recognized $31.0 of the gain, of which $2.0 and $6.0 was recognized during the three and nine months ended January 31, 2019, respectively. The remaining gain will be recognized as follows: $2.0 through the remainder of 2019, $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022.

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2019
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$37.6
Total derivatives designated as hedging instruments	$—	$—	$—	$37.6
Derivatives not designated as hedging instruments:
Commodity contracts	$13.2	$15.7	$—	$—
Foreign currency exchange contracts	1.0	0.4	—	—
Total derivatives not designated as hedging instruments	$14.2	$16.1	$—	$—
Total derivative instruments	$14.2	$16.1	$—	$37.6

	April 30, 2018
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$14.8	$6.8	$0.4	$0.2
Foreign currency exchange contracts	2.2	0.7	—	—
Total derivative instruments	$17.0	$7.5	$0.4	$0.2
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At January 31, 2019, and April 30, 2018, we maintained cash margin account balances of $33.7 and $10.9, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

Interest expense – net, as presented in the Condensed Statements of Consolidated Income, was $51.6 and $43.1 for the three months ended January 31, 2019 and 2018, respectively, and was $158.8 and $126.7 for the nine months ended January 31, 2019 and 2018, respectively. The following table presents information on the pre-tax gains and losses recognized on interest rate contracts designated as cash flow hedges.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Gains (losses) recognized in other comprehensive income (loss)	$(48.1)	$(0.8)	$(37.6)	$2.7
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense	(0.1)	(0.1)	(0.3)	(0.4)
Change in accumulated other comprehensive income (loss)	$(48.0)	$(0.7)	$(37.3)	$3.1
Included as a component of accumulated other comprehensive income (loss) at January 31, 2019, and April 30, 2018, were deferred net pre-tax losses of $41.1 and $3.8, respectively, related to the active and terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at January 31, 2019, and April 30, 2018, was $9.4 and $0.9, respectively. Approximately $0.4 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Gains (losses) on commodity contracts	$(25.8)	$(1.8)	$(55.9)	$0.7
Gains (losses) on foreign currency exchange contracts	0.2	(4.9)	1.7	(10.1)
Total gains (losses) recognized in cost of products sold	$(25.6)	$(6.7)	$(54.2)	$(9.4)
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$(25.6)	$(6.7)	$(54.2)	$(9.4)
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(22.7)	(6.0)	(29.2)	(31.0)
Unallocated derivative gains (losses)	$(2.9)	$(0.7)	$(25.0)	$21.6
The net cumulative unallocated derivative losses at January 31, 2019, were $23.3, and the net cumulative unallocated derivative gains at April 30, 2018, were $1.7.
The following table presents the gross notional value of outstanding derivative contracts.

	January 31, 2019	April 30, 2018
Commodity contracts	$927.1	$658.0
Foreign currency exchange contracts	106.2	122.1
Interest rate contracts	800.0	—
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2019		April 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$44.9	$44.9	$45.8	$45.8
Derivative financial instruments – net	(39.5)	(39.5)	9.7	9.7
Total long-term debt	$(5,585.1)	$(5,486.1)	$(4,688.0)	$(4,579.8)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2019
Marketable securities and other investments: (A)
Equity mutual funds	$9.0	$—	$—	$9.0
Municipal obligations	—	35.9	—	35.9
Money market funds	—	—	—	—
Derivative financial instruments: (B)
Commodity contracts – net	(2.3)	(0.2)	—	(2.5)
Foreign currency exchange contracts – net	(0.1)	0.7	—	0.6
Interest rate contracts	—	(37.6)	—	(37.6)
Total long-term debt (C)	(4,507.7)	(978.4)	—	(5,486.1)
Total financial instruments measured at fair value	$(4,501.1)	$(979.6)	$—	$(5,480.7)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2018
Marketable securities and other investments: (A)
Equity mutual funds	$9.3	$—	$—	$9.3
Municipal obligations	—	36.1	—	36.1
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	7.2	1.0	—	8.2
Foreign currency exchange contracts – net	0.1	1.4	—	1.5
Total long-term debt (C)	(4,579.8)	—	—	(4,579.8)
Total financial instruments measured at fair value	$(4,562.8)	$38.5	$—	$(4,524.3)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2019, our municipal obligations are scheduled to mature as follows: $0.9 in 2019, $0.9 in 2020, $1.0 in 2021, $1.5 in 2022, and the remaining $31.6 in 2023 and beyond.

(B)
Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. The Level 2 interest rate contracts are valued using standard valuation techniques, the income approach, and observable Level 2 market expectations at the measurement date to convert future amounts to a single discounted present value. Level 2 inputs for the valuation of the interest rate contracts are limited to prices that are observable for the asset or liability. For additional information, see Note 12: Derivative Financial Instruments.

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

Furthermore, during the third quarter of 2019, we recognized an impairment charge of $107.2, which related to certain indefinite-lived trademarks in the U.S. Retail Pet Foods segment. During the third quarter of 2018, we recognized impairment charges of $176.9, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively. These adjustments were included as noncash charges in our Condensed Statements of Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the reporting unit and indefinite-lived trademarks. For additional information, see Note 9: Goodwill and Other Intangible Assets.
Note 14: Income Taxes

The effective tax rates for the three months ended January 31, 2019 and 2018, were 22.8 and (616.6) percent, respectively, and for the nine months ended January 31, 2019 and 2018, were 26.1 and (93.1) percent, respectively. During the three months ended January 31, 2019, the effective tax rate varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes. During the nine months ended January 31, 2019, the effective tax rate varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes and the additional income tax expense related to the sale of the U.S. baking business during the second quarter. During the three and nine months ended January 31, 2018, the effective tax rate varied from the previous U.S. statutory income tax rate of 30.4 percent primarily due to the favorable discrete impacts that resulted from the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”), the impact of the lower blended rate on current year earnings, and the domestic manufacturing deduction, offset by additional income tax expense related to the goodwill impairment charge in the period and state income taxes.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $9.4, primarily as a result of expiring statute of limitations periods.

U.S. Tax Reform: On December 22, 2017, the U.S. government enacted the Act, legislating comprehensive tax reform that reduced the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, broadened the U.S. federal income tax base, required companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and created new taxes on certain foreign sourced earnings as part of a new territorial tax regime.

During the three months ended January 31, 2018, we recorded a net provisional benefit of $765.8, which included the revaluation of net deferred tax liabilities at the reduced federal income tax rate, offset in part by the estimated impact of the one-time transition tax. During the three months ended January 31, 2019, we finalized our accounting for the income tax effects of enactment of the Act, as required by ASC 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Bulletin No. 118, which resulted in an immaterial adjustment to the amounts previously recorded in the consolidated financial statements.

Despite the completion of our accounting for the Act, the amounts recorded may change as a result of future guidance and interpretation from the Internal Revenue Service and various other taxing jurisdictions, all of which are continuing to analyze the complexities and interdependencies of the provisions of the Act. Any future legislative and interpretive actions could result in additional income tax impacts which could be material in the period any such changes are enacted.

As of January 31, 2019, the undistributed earnings of our foreign subsidiaries continue to be permanently reinvested. As a result, no additional income or withholding taxes have been provided for the period related to the undistributed earnings or any additional outside basis differences inherent in the foreign entities.

Note 15: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2018	$(16.4)	$(2.9)	$(101.0)	$3.6	$(116.7)
Reclassification adjustments	—	0.3	6.0	—	6.3
Current period credit (charge)	(10.1)	(37.6)	(2.4)	(0.5)	(50.6)
Income tax benefit (expense)	—	8.5	(0.9)	0.1	7.7
Balance at January 31, 2019	$(26.5)	$(31.7)	$(98.3)	$3.2	$(153.3)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2017	$(43.0)	$(4.4)	$(100.0)	$4.0	$(143.4)
Reclassification adjustments	—	0.4	8.0	—	8.4
Current period credit (charge)	43.8	2.7	2.0	(0.4)	48.1
Income tax benefit (expense)	—	(1.2)	(3.2)	0.2	(4.2)
Balance at January 31, 2018	$0.8	$(2.5)	$(93.2)	$3.8	$(91.1)

(A)
The reclassification from accumulated other comprehensive income (loss) to interest expense was related to terminated interest rate contracts. The current period charge relates to the unrealized losses on the interest rate contracts entered into in November 2018 and June 2018. The prior period credit relates to the gain on the interest rate contract terminated in 2017. For additional information, see Note 12: Derivative Financial Instruments.

(B)	Amortization of net losses was reclassified from accumulated other comprehensive income (loss) to other income (expense) – net.
Note 16: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which we settled during the third quarter of 2019 and the remainder of which we anticipate resolving in the near future. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2019. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings could have a material adverse effect on our financial position, results of operations, or cash flows.

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
On June 15, 2018, the state agency responsible for administering the Proposition 65 program, the California Office of Environmental Health Hazard Assessment (“OEHHA”), issued a proposed regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The defendants requested that the California Court of Appeals stay the trial on remedies until a final determination has been made on OEHHA's proposed regulation. The California Court of Appeals initially granted such stay on October 12, 2018, and extended it on January 31, 2019, requesting an update of the proposed regulation by April 15, 2019. If the proposed regulation becomes final, the lawsuit will likely be dismissed. At this stage of the proceedings, prior to a trial on remedies issues, we are unable to predict or reasonably estimate the potential loss or effect on our operations. Accordingly, no loss contingency has been recorded for this matter as of January 31, 2019, as the likelihood of loss is not considered probable or estimable. The trial court has discretion to impose zero penalties against us or to impose significant statutory penalties if the case proceeds. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products, as well as involve substantial expense and operational disruption, which could have a material adverse impact on our financial position, results of operations, or cash flows. Furthermore, a future appellate court decision could reverse the trial court rulings. The outcome and the financial impact of settlement, the trial, or the appellate court rulings of the case, if any, cannot be predicted at this time.
Note 17: Common Shares
The following table sets forth common share information.

	January 31, 2019	April 30, 2018
Common shares authorized	300.0	300.0
Common shares outstanding	113.8	113.6
Treasury shares	32.7	32.9
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
Repurchase Program: We did not repurchase any common shares during the first nine months of 2019 under a repurchase plan authorized by the Board. Share repurchases during the nine months ended January 31, 2019, consisted of shares repurchased from stock plan recipients in lieu of cash payments. At January 31, 2019, we had approximately 3.6 million common shares available for repurchase pursuant to the Board's authorizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollars and shares in millions, unless otherwise noted, except per share data.
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2019 and 2018. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On May 14, 2018, we acquired the stock of Ainsworth Pet Nutrition, LLC (“Ainsworth”) in an all-cash transaction, which was funded by debt and valued at $1.9 billion, inclusive of a working capital adjustment. Ainsworth is a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. The majority of Ainsworth’s sales are generated by the Rachael Ray Nutrish brand, which is driving significant growth in the premium pet food category. We anticipate that net sales of the acquired business will exceed $750.0 in 2019. Annual cost synergies of approximately $55.0 are expected to be fully realized within three years of the transaction date, with approximately $20.0 anticipated in 2019. The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of Ainsworth's operations, including $199.2 and $546.2 in net sales and $17.2 and $17.6 in operating income, are included in our consolidated financial statements for the three and nine months ended January 31, 2019, respectively.

On August 31, 2018, we sold our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, an unrelated party. The transaction included products that were primarily sold in U.S. retail channels under the Pillsbury, Martha White, Hungry Jack, White Lily, and Jim Dandy brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of approximately $370.0 in 2018, primarily in the U.S. Retail Consumer Foods segment. The transaction did not include our baking business in Canada. We received proceeds from the divestiture of $371.4, which were net of cash transaction costs, and are subject to a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $27.6 during 2019, which is included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
We are the owner of all trademarks, except for the following, which are used under license: Carnation® is a registered trademark of Société des Produits Nestlé S.A.; Dunkin’ Donuts is a registered trademark of DD IP Holder, LLC; Sweet’N Low®, NatraTaste®, Sugar In The Raw®, and the other “In The Raw” trademarks are registered trademarks of Cumberland Packing Corp. and its affiliates; and Rachael Ray is a registered trademark of Ray Marks Co. LLC.
Dunkin’ Donuts brand is licensed to us for packaged coffee products, including K-Cup® pods, sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. K-Cup® is a trademark of Keurig Green Mountain, Inc., used with permission.

Results of Operations

	Three Months Ended January 31,			Nine Months Ended January 31,
	2019	2018	% Increase (Decrease)	2019	2018	% Increase (Decrease)
Net sales	$2,011.9	$1,903.3	6%	$5,935.9	$5,575.8	6%
Gross profit	$773.8	$728.5	6	$2,223.3	$2,145.6	4
% of net sales	38.5%	38.3%		37.5%	38.5%
Operating income	$217.6	$164.0	33	$775.0	$731.3	6
% of net sales	10.8%	8.6%		13.1%	13.1%
Net income:
Net income	$121.4	$831.3	(85)	$442.9	$1,152.7	(62)
Net income per common share – assuming dilution	$1.07	$7.32	(85)	$3.89	$10.15	(62)
Adjusted gross profit (A)	$776.7	$731.5	6	$2,248.3	$2,127.9	6
% of net sales	38.6%	38.4%		37.9%	38.2%
Adjusted operating income (A)	$406.2	$401.1	1	$1,139.0	$1,087.6	5
% of net sales	20.2%	21.1%		19.2%	19.5%
Adjusted income: (A)
Income	$256.7	$283.7	(10)	$705.6	$684.8	3
Earnings per share – assuming dilution	$2.26	$2.50	(10)	$6.20	$6.03	3

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2019	2018	Increase (Decrease)%		2019	2018	Increase (Decrease)%
Net sales	$2,011.9	$1,903.3	$108.6	6%	$5,935.9	$5,575.8	$360.1	6%
Ainsworth acquisition	(199.2)	—	(199.2)	(10)	(546.2)	—	(546.2)	(10)
Baking divestiture	—	(104.8)	104.8	6	—	(179.0)	179.0	3
Foreign currency exchange	5.2	—	5.2	—	9.3	—	9.3	—
Net sales excluding acquisition, divestiture, and foreign currency exchange (A)	$1,817.9	$1,798.5	$19.4	1%	$5,399.0	$5,396.8	$2.2	—%
Amounts may not add due to rounding.

(A)
Net sales excluding acquisition, divestiture, and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information because it enables comparison of results on a year-over-year basis.

Net sales in the third quarter of 2019 increased $108.6, or 6 percent, reflecting a $199.2 contribution from the Ainsworth acquisition, partially offset by the impact of $104.8 of noncomparable net sales in the prior year related to the divestiture of the U.S. baking business during the second quarter of 2019. Net sales excluding acquisition, divestiture, and foreign currency exchange increased $19.4, as favorable volume/mix in the U.S. Retail Coffee and U.S. Retail Consumer Foods segments was partially offset by declines in U.S. Retail Pet Foods. Net price realization was neutral as lower pricing for coffee was offset by higher pricing for pet food and pet snacks.

Net sales in the first nine months of 2019 increased $360.1, or 6 percent, reflecting a $546.2 contribution from the Ainsworth acquisition, partially offset by the impact of $179.0 of noncomparable net sales in the prior year related to the divestiture of the U.S. baking business. Net sales excluding acquisition, divestiture, and foreign currency exchange increased $2.2, as lower net price realization, which reduced net sales by 1 percentage point, was offset by favorable volume/mix, which contributed 1 percentage point to net sales. The lower net price realization was mostly related to coffee, and the favorable volume/mix was primarily driven by growth in coffee and Smucker's Uncrustables®, partially offset by a decline in pet food.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Gross profit	38.5%	38.3%	37.5%	38.5%
Selling, distribution, and administrative expenses:
Marketing	6.7%	5.4%	6.9%	6.0%
Selling	2.9	2.9	3.2	3.4
Distribution	3.2	3.3	3.3	3.2
General and administrative	5.7	5.8	5.7	6.0
Total selling, distribution, and administrative expenses	18.5%	17.4%	19.2%	18.6%

Amortization	3.0	2.7	3.0	2.8
Goodwill impairment charge	—	7.6	—	2.6
Other intangible assets impairment charges	5.3	1.7	1.8	0.6
Other special project costs	0.9	0.3	0.9	0.8
Other operating expense (income) – net	(0.1)	—	(0.5)	—
Operating income	10.8%	8.6%	13.1%	13.1%
Amounts may not add due to rounding.

Gross profit increased $45.3, or 6 percent, in the third quarter of 2019, primarily driven by the addition of Ainsworth, partially offset by the noncomparable impact related to the U.S. baking business divestiture. Excluding the impact of the acquisition and divestiture, gross profit increased $11.1, or 2 percent, primarily due to volume/mix. Operating income increased $53.6, or 33 percent, as higher gross profit and a $69.7 decrease in intangible asset impairment charges were partially offset by a $42.5 increase in selling, distribution, and administrative ("SD&A") expenses and an $8.1 increase in amortization expense, both of which were primarily due to the Ainsworth acquisition. In addition, special project costs increased $10.9. During the third quarter of 2019, we recognized a noncash impairment charge of $107.2 associated with certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, which were not related to the Ainsworth business. For further information on these charges, refer to “Critical Accounting Estimates and Policies” in this discussion and analysis.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for further information. On a non-GAAP basis, adjusted gross profit increased $45.2, or 6 percent, in the third quarter of 2019. Adjusted operating income increased $5.1, or 1 percent, reflecting the exclusion of the impairment charges, special project costs, and amortization expense.

Gross profit increased $77.7, or 4 percent, in the first nine months of 2019, primarily driven by the addition of Ainsworth, partially offset by the noncomparable impact related to the U.S. baking business divestiture. In addition, an unfavorable net impact of lower prices and higher costs was driven by an unfavorable change in the impact of derivative gains and losses. Operating income increased $43.7, or 6 percent, as higher gross profit, the decrease of $69.7 in intangible asset impairment charges, and a $27.6 pre-tax gain related to the sale of the U.S. baking business were only partially offset by a $99.9 increase in SD&A expenses and a $25.2 increase in amortization expense, both of which were primarily due to the Ainsworth acquisition.

Adjusted gross profit increased $120.4, or 6 percent, in the first nine months of 2019, with the primary difference from GAAP results being the exclusion of a $46.6 unfavorable change in the impact of unallocated derivative gains and losses. Adjusted operating income increased $51.4, or 5 percent, further reflecting the exclusion of the impairment charges and amortization expense.
Interest Expense

Net interest expense increased $8.5, or 20 percent, in the third quarter of 2019 and increased $32.1, or 25 percent, in the first nine months of 2019, primarily due to the impact of the incremental debt issued to finance the Ainsworth acquisition. For additional information, see “Capital Resources” in this discussion and analysis.

Income Taxes

Income tax expense of $35.8 and $156.8 for the third quarter and first nine months of 2019, respectively, reflects an immaterial adjustment related to the completion of the accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act (the “Act”) during the third quarter of 2019. Despite the completion of the accounting, the amounts recorded may change as a result of future guidance and interpretation from the Internal Revenue Service and various other taxing jurisdictions, all of which are continuing to analyze the complexities and interdependencies of the provisions of the Act. Any future legislative and interpretive actions could result in additional income tax impacts, which could be material in the period any such changes are enacted.

The income tax benefit of $715.3 and $555.9 for the third quarter and first nine months of 2018, respectively, reflected the recognition of a net benefit of $765.8 in the third quarter of 2018 related to our discrete adjustments resulting directly from the Act, partially offset by additional income tax expense related to a Pet Foods reporting unit goodwill impairment charge. The net benefit of $765.8 included the revaluation of net deferred tax liabilities at the reduced federal income tax rate, offset in part by the estimated impact of a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred.

During the third quarter of 2019, the effective tax rate of 22.8 percent varied from the U.S. statutory tax rate of 21.0 percent primarily due to the impact of state income taxes. During the first nine months of 2019, the effective tax rate of 26.1 percent varied from the U.S. statutory tax rate of 21.0 percent primarily due to the impact of state income taxes and the additional income tax expense associated with the sale of the U.S. baking business. We anticipate a full-year effective tax rate for 2019 of approximately 26.0 percent, which includes an estimate of the impact of the Ainsworth acquisition on our overall consolidated effective tax rate.
Integration Activities
We expect to incur approximately $50.0 in one-time costs related to the Ainsworth acquisition, the majority of which are expected to be cash charges. Approximately two-thirds of these one-time costs are expected to be incurred by the end of 2019. We incurred integration charges of $7.7 and $23.9 related to the Ainsworth acquisition in the third quarter and first nine months of 2019, respectively.
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
As a result of the program, we closed our international offices in China and Mexico during the second quarter of 2019, and we plan to close the San Francisco and Burbank, California, offices by the end of 2019. The majority of the related restructuring costs are expected to be incurred through the end of 2019. Upon completion of the remaining initiatives, we anticipate that the organization optimization program will result in total headcount reductions of approximately 450 full-time positions, the majority of which have been separated as of January 31, 2019. Total restructuring costs are expected to be approximately $75.0, which primarily represent employee-related costs. We have incurred total cumulative restructuring costs of $70.6, of which $11.1 and $28.0 were incurred in the third quarter and first nine months of 2019, respectively. For further information, refer to Note 5: Integration and Restructuring Costs.
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

Effective May 1, 2018, the convenience store channel, which was previously included in the U.S. retail segments, is now included in the International and Away From Home segment. Segment performance for the three and nine months ended January 31, 2018, has been reclassified for this realignment.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2019	2018	% Increase (Decrease)	2019	2018	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$561.6	$549.1	2%	$1,596.0	$1,579.9	1%
U.S. Retail Consumer Foods	422.7	508.4	(17)	1,367.9	1,524.1	(10)
U.S. Retail Pet Foods	759.0	561.0	35	2,158.3	1,632.8	32
International and Away From Home	268.6	284.8	(6)	813.7	839.0	(3)
Segment profit:
U.S. Retail Coffee	$183.7	$181.6	1%	$505.8	$456.9	11%
U.S. Retail Consumer Foods	95.9	121.4	(21)	327.5	361.7	(9)
U.S. Retail Pet Foods	147.9	117.6	26	372.2	337.8	10
International and Away From Home	52.5	53.4	(2)	152.6	149.0	2
Segment profit margin:
U.S. Retail Coffee	32.7%	33.1%		31.7%	28.9%
U.S. Retail Consumer Foods	22.7	23.9		23.9	23.7
U.S. Retail Pet Foods	19.5	21.0		17.2	20.7
International and Away From Home	19.5	18.8		18.8	17.8
U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased $12.5 in the third quarter of 2019, as favorable volume/mix contributed 5 percentage points, primarily due to the Dunkin’ Donuts and 1850TM brands. The favorable volume/mix was partially offset by lower net price realization, which reduced net sales by 2 percentage points, due to increased trade spend. Segment profit increased $2.1, primarily due to lower input costs and favorable volume/mix, which more than offset lower net price realization and increased marketing expense, the majority of which related to the recent launch of 1850.

The U.S. Retail Coffee segment net sales increased $16.1 in the first nine months of 2019. Favorable volume/mix contributed 3 percentage points, driven by the Dunkin’ Donuts, 1850, and Café Bustelo brands, partially offset by declines in Folgers roast and ground coffee. The favorable volume/mix was partially offset by lower net price realization, which reduced net sales by 2 percentage points, primarily driven by the Folgers brand. Segment profit increased $48.9, primarily due to lower input costs and favorable volume/mix, partially offset by an increase in marketing expense, the majority of which related to the 1850 launch, and lower net price realization.
U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales decreased $85.7 in the third quarter of 2019, reflecting the impact of $102.4 of noncomparable net sales in the prior year related to the divested U.S. baking business. Excluding the noncomparable impact of the divested business, net sales increased 4 percent, primarily due to favorable volume/mix, which contributed 3 percentage points, attributed to Smucker’s Uncrustables and Jif, driven by Power-UpsTM. Segment profit decreased $25.5, primarily reflecting noncomparable segment profit in the prior year related to the U.S. baking business. Excluding the impact of the divestiture, segment profit decreased $6.6, or 6 percent, driven by higher input costs, expenses related to the construction of the Smucker's Uncrustables production facility in Longmont, Colorado, and increased marketing.

The U.S. Retail Consumer Foods segment net sales decreased $156.2 in the first nine months of 2019, reflecting the impact of $174.8 of noncomparable net sales in the prior year related to the divested U.S. baking business. Excluding the noncomparable impact of the divested business, net sales increased 1 percent, driven by favorable volume/mix, which contributed 2 percentage points, primarily related to Smucker’s Uncrustables and Jif Power-Ups. The favorable volume/mix was partially offset by lower net price realization, which reduced net sales by 1 percentage point, partially driven by a price decline on the Crisco brand at the beginning of the fiscal year. Segment profit decreased $34.2, and decreased $31.3 excluding the noncomparable segment profit in the prior year and the gain from the divestiture. The segment profit decline was driven by higher input costs, mostly related to peanut butter, and lower net price realization. In response to an anticipated decline in our peanut costs, we plan to implement a list price decrease on select Jif products sold in the U.S. to be effective March 2019.

U.S. Retail Pet Foods

The U.S. Retail Pet Foods segment net sales increased $198.0 in the third quarter of 2019, reflecting the $199.2 contribution from Ainsworth. Excluding Ainsworth, net sales decreased $1.2, reflecting the exit of certain private label businesses and the discontinuation of Gravy Train® wet dog food products, which impacted net sales by $18.8. Volume/mix reduced net sales by 3 percentage points as the exited private label businesses, discontinued Gravy Train products, and declines for Natural Balance were partially offset by gains for the Meow Mix and Kibbles ’n Bits brands. Higher net price realization offset most of the volume/mix decline due to increased pricing for the Milk-Bone, Meow Mix, and Natural Balance brands. Segment profit increased $30.3, driven by the addition of Ainsworth. Excluding Ainsworth, segment profit was unchanged from the prior year, as the impact of higher input costs was offset by the impact of higher prices. Although not reflected in segment profit, the impairment charge of $107.2 associated with certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment was recognized in the third quarter of 2019, while the prior year included impairment charges of $176.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the segment.

The U.S. Retail Pet Foods segment net sales increased $525.5 in the first nine months of 2019, reflecting the $546.2 contribution from Ainsworth. Excluding Ainsworth, net sales declined $20.7, driven by unfavorable volume/mix, which reduced net sales by 1 percentage point, as declines for the Natural Balance and Gravy Train brands were partially offset by gains for the Meow Mix and Nature’s Recipe brands. Segment profit increased $34.4, driven by the addition of Ainsworth. Excluding Ainsworth, segment profit decreased $24.0, as the impact of higher input costs was only partially offset by reduced marketing expense, primarily related to the Natural Balance and Nature's Recipe brands. In response to a sustained increase in input costs, we implemented a list price increase on select pet food products sold in the U.S. effective February 2019.
International and Away From Home

The International and Away From Home segment net sales decreased $16.2 in the third quarter of 2019, reflecting the unfavorable impacts of volume/mix, which reduced net sales by 2 percentage points, $5.2 of foreign currency exchange, $2.4 of noncomparable net sales in the prior year related to the divested U.S. baking business, and lower net price realization. The decline in volume/mix was primarily driven by declines for the Folgers brand and exported products, partially offset by gains for Smucker’s Uncrustables and portion control products. Segment profit decreased $0.9, as the impact of reduced sales was partially offset by reduced marketing expense.

The International and Away From Home segment net sales decreased $25.3 in the first nine months of 2019, reflecting lower net price realization, $9.3 of unfavorable foreign currency exchange, and $4.2 of noncomparable net sales in the prior year related to the divested business. Segment profit increased $3.6, reflecting lower marketing expense and a net benefit of lower prices and costs, which were partially offset by the unfavorable impact of foreign currency exchange.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At January 31, 2019, total cash and cash equivalents was $206.5, compared to $192.6 at April 30, 2018.
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

The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2019	2018
Net cash provided by (used for) operating activities	$867.0	$903.6
Net cash provided by (used for) investing activities	(1,822.8)	(171.8)
Net cash provided by (used for) financing activities	973.6	(725.2)

Net cash provided by (used for) operating activities	$867.0	$903.6
Additions to property, plant, and equipment	(267.2)	(210.3)
Free cash flow (A)	$599.8	$693.3

(A)
Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $36.6 decrease in cash provided by operating activities in the first nine months of 2019 was partially driven by a less significant reduction in working capital in 2019 compared to the prior year. The change in working capital was partially driven by an increase in trade receivables during 2019, while trade receivables decreased during the prior year. This impact was partially offset by a $30.0 income tax refund received in 2019.

Cash used for investing activities in the first nine months of 2019 consisted of $1.9 billion related to the Ainsworth acquisition, $267.2 in capital expenditures, and a $22.8 increase in our derivative cash margin account balances, partially offset by net proceeds from the divestiture of the U.S. baking business of $371.4. Cash used for investing activities in the first nine months of 2018 consisted primarily of $210.3 in capital expenditures, partially offset by a $29.6 reduction in our derivative cash margin account balances.
Cash provided by financing activities in the first nine months of 2019 consisted primarily of $1.5 billion in long-term debt proceeds and a $360.0 net increase in short-term borrowings, partially offset by long-term debt prepayments of $600.0 and dividend payments of $281.4. For additional information on our new borrowings, see “Capital Resources” in this discussion and analysis. Cash used for financing activities in the first nine months of 2018 consisted primarily of $1,050.3 in long-term debt repayments, dividend payments of $261.4, and a $200.0 decrease in short-term borrowings, which were partially offset by $799.6 in long-term debt proceeds.
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which we settled during the third quarter of 2019 and the remainder of which we anticipate resolving in the near future. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2019. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings could have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in Council for Education and Research on Toxics v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code Section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly referred to as “Proposition 65.” As part of a joint defense group organized to defend against the lawsuit, we dispute these claims. Acrylamide is not added to coffee, but is inherently present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. The outcome and the financial impact of the case, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for this matter as of January 31, 2019, as the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant statutory penalties or to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, our business and financial results could be adversely impacted, and sales of those products could suffer not only in those locations but elsewhere. For additional information, see Note 16: Contingencies.

Capital Resources
The following table presents our capital structure.

	January 31, 2019	April 30, 2018
Current portion of long-term debt	$299.3	$—
Short-term borrowings	504.0	144.0
Long-term debt, less current portion	5,285.8	4,688.0
Total debt	$6,089.1	$4,832.0
Shareholders’ equity	8,021.6	7,891.1
Total capital	$14,110.7	$12,723.1

In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate, based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan matures on May 14, 2021, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of January 31, 2019, we have prepaid $600.0 on the Term Loan, including $300.0 in the third quarter of 2019. The interest rate on the Term Loan at January 31, 2019, was 3.65 percent.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2019, we had $504.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 2.75 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 10: Debt and Financing Arrangements.
During the third quarter of 2019, we did not repurchase any common shares under a repurchase plan authorized by the Board. At January 31, 2019, approximately 3.6 million common shares remain available for repurchase pursuant to the Board's authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.

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
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our commercial paper program and revolving credit facility, and access to capital markets, will be sufficient to meet our cash requirements for the next 12 months, including capital expenditures, the payment of quarterly dividends, principal and interest payments on debt outstanding, and share repurchases.
During the second quarter of 2019, we repatriated $26.0 of international cash associated with the restructuring of certain foreign subsidiaries referenced in “Restructuring Activities” in this discussion and analysis. As of January 31, 2019, total cash and cash equivalents of $176.1 was held by our foreign subsidiaries, primarily in Canada. The undistributed earnings of our foreign subsidiaries remain permanently reinvested.

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

Non-GAAP measures exclude certain items affecting comparability, that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, integration and restructuring costs (“special project costs”), and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”). The special project costs in the following table relate to specific integration and restructuring projects, and the unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts. During the third quarter of 2018, we expanded our non-GAAP measures to also exclude certain one-time discrete tax adjustments. These adjustments, which were finalized during the third quarter of 2019, include the effect of the one-time items associated with the Act, comprised of the remeasurement of our U.S. deferred tax assets and liabilities and the recognition of the transition tax. Also included in the one-time discrete tax adjustments is the permanent tax difference related to the goodwill impairment charge that was recorded during 2018. For further details on these adjustments, refer to Note 9: Goodwill and Other Intangible Assets and Note 14: Income Taxes. We believe that excluding these one-time discrete tax adjustments in our non-GAAP measures provides comparability across the periods presented and better reflects the benefit of a lower blended U.S. statutory tax rate on our current and prior year earnings as a result of the Act.

These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 24 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Gross profit reconciliation:
Gross profit	$773.8	$728.5	$2,223.3	$2,145.6
Unallocated derivative losses (gains)	2.9	0.7	25.0	(21.6)
Cost of products sold – special project costs	—	2.3	—	3.9
Adjusted gross profit	$776.7	$731.5	$2,248.3	$2,127.9
Operating income reconciliation:
Operating income	$217.6	$164.0	$775.0	$731.3
Amortization	59.7	51.6	179.9	154.7
Goodwill impairment charge	—	145.0	—	145.0
Other intangible assets impairment charges	107.2	31.9	107.2	31.9
Unallocated derivative losses (gains)	2.9	0.7	25.0	(21.6)
Cost of products sold – special project costs	—	2.3	—	3.9
Other special project costs	18.8	5.6	51.9	42.4
Adjusted operating income	$406.2	$401.1	$1,139.0	$1,087.6
Net income reconciliation:
Net income	$121.4	$831.3	$442.9	$1,152.7
Income tax expense (benefit)	35.8	(715.3)	156.8	(555.9)
Amortization	59.7	51.6	179.9	154.7
Goodwill impairment charge	—	145.0	—	145.0
Other intangible assets impairment charges	107.2	31.9	107.2	31.9
Unallocated derivative losses (gains)	2.9	0.7	25.0	(21.6)
Cost of products sold – special project costs	—	2.3	—	3.9
Other special project costs	18.8	5.6	51.9	42.4
Adjusted income before income taxes	$345.8	$353.1	$963.7	$953.1
Income taxes, as adjusted (A)	89.1	69.4	258.1	268.3
Adjusted income	$256.7	$283.7	$705.6	$684.8
Weighted-average shares – assuming dilution	113.8	113.6	113.7	113.6
Adjusted earnings per share – assuming dilution	$2.26	$2.50	$6.20	$6.03

(A)
Income taxes, as adjusted, is based upon our GAAP effective tax rate for the nine months ended January 31, 2019 and 2018, and reflects the impact of items excluded from GAAP net income to derive adjusted income. Income taxes, as adjusted also reflects the exclusion of certain one-time discrete tax adjustments for the three and nine months ended January 31, 2019 and 2018.

Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.
The following table summarizes our contractual obligations by fiscal year at January 31, 2019.

	Total	2019	2020-2021	2022-2023	2024 and beyond
Long-term debt obligations, including current portion (A)	$5,600.0	$—	$800.0	$2,050.0	$2,750.0
Interest payments (B)	1,755.4	78.4	375.7	237.9	1,063.4
Operating lease obligations (C)	184.0	11.5	75.4	61.8	35.3
Purchase obligations (D)	1,709.4	637.5	1,030.6	29.2	12.1
Other liabilities (E)	301.4	15.7	47.4	31.3	207.0
Total	$9,550.2	$743.1	$2,329.1	$2,410.2	$4,067.8

(A)	Excludes the impact of offering discounts, make-whole payments, and debt issuance costs.

(B)	Includes interest payments on our long-term debt, which reflects estimated payments for our variable-rate debt based on the current interest rate outlook.

(C)	Includes the minimum rental commitments under non-cancelable operating leases.

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

(E)
Mainly consists of projected commitments associated with our defined benefit pension and other postretirement benefit plans. The liability for unrecognized tax benefits and tax-related net interest of $25.9 under FASB Accounting Standards Codification 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management's Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2018. There were no material changes to the information previously disclosed, with the exception of the item discussed below.

During the third quarter of 2019, we began our annual planning cycle, inclusive of a strategy review within our strategic business areas. Our planning process was not complete as of January 31, 2019; however, we have made some decisions related to certain brands resulting in a reduction in our long-term forecasted net sales of certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, excluding the acquired Ainsworth business. As a result of the reduction in long-term forecasted net sales for these indefinite-lived trademarks and narrow differences between fair value and carrying value as of April 30, 2018, we performed an interim impairment analysis on these trademarks as of January 31, 2019, which resulted in an impairment charge of $107.2. This charge was included as a noncash charge in our Condensed Statement of Consolidated Income.

As of January 31, 2019, we do not believe that our Pet Foods reporting unit or any of the remaining indefinite-lived trademarks within the U.S. Retail Pet Foods segment are more likely than not impaired. The trademarks subject to the interim impairment analysis performed during the quarter do not represent a significant percentage of the Pet Foods reporting unit’s forecasted segment profit. In addition, we anticipate growth from other brands, inclusive of the recently acquired Ainsworth business, will mostly offset the declines noted on the impaired trademarks evaluated during the quarter. The U.S. Retail Pet Foods segment goodwill and indefinite-lived intangible assets of $2,469.2 and $1,496.1, respectively, remain susceptible to future impairment charges given the narrow differences between fair value and carrying value. As we continue our planning process during the fourth quarter, any significant adverse changes to the current year or forecasted net sales or profitability, as well as any significant adverse changes in strategy, would result in additional impairment charges which could be material.

During the third quarter of 2018, as a result of a decline in forecasted net sales for the U.S. Retail Pet Foods segment in combination with the narrow differences between estimated fair value and carrying value of the Pet Foods reporting unit and indefinite-lived trademarks as of April 30, 2017, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment. We recognized total impairment charges of $176.9 during the third quarter of 2018, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively. These charges were included as a noncash charge in our Condensed Statement of Consolidated Income. Furthermore, at that time, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment in connection with the third quarter of 2018 interim impairment analysis. As a result, we did not perform Step 2 of the goodwill impairment test for the goodwill of the Pet Foods reporting unit, and recorded the impairment charge based on the excess of the reporting unit's carrying value over its fair value.

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
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2019, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, London Interbank Offered Rate, and commercial paper rates in the U.S.
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
We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, unrealized losses of $37.6 were deferred in accumulated other comprehensive income (loss) at January 31, 2019. A hypothetical 10 percent decrease in treasury rates at January 31, 2019, would decrease the fair value of these interest rate contracts by $29.2.
In 2017, we terminated a treasury lock concurrent with the pricing of the Senior Notes due December 15, 2027, which was designated as a cash flow hedge and used to manage our exposure to interest rate volatility. The termination resulted in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as a reduction to interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At January 31, 2019, the remaining benefit of $22.5 was recorded as an increase in the long-term debt balance.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at January 31, 2019, would increase the fair value of our long-term debt by $269.9.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2019, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2019, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the nine-month period ended January 31, 2019. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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

	January 31, 2019	April 30, 2018
High	$54.5	$36.0
Low	17.4	17.0
Average	37.7	26.8
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
Certain Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of federal securities laws. The forward-looking statements may include statements concerning our current expectations, estimates, assumptions, and beliefs concerning future events, conditions, plans, and strategies that are not historical fact. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expect,” “anticipate,” “believe,” “intend,” “will,” “plan,” and similar phrases.
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
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report on Form 10-Q. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2019 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

On May 14, 2018, we acquired Ainsworth Pet Nutrition, LLC (“Ainsworth”) (see “Note 4: Acquisition” in Part 1, Item 1 in this Quarterly Report on Form 10-Q). As part of the purchase price allocation process, procedures were performed to validate the assets acquired and liabilities assumed, including existence testing and a preliminary valuation of the tangible and intangible assets acquired. We are currently integrating Ainsworth into our operations and internal control processes, and, as permitted by U.S. Securities and Exchange Commission rules and regulations, we have not yet included Ainsworth in our assessment of the effectiveness of our internal control over financial reporting. Ainsworth constituted $2.1 billion of our consolidated total assets at January 31, 2019. For the three and nine months ended January 31, 2019, Ainsworth net sales was $199.2 million and $546.2 million, and operating income was $17.2 million and $17.6 million, respectively. We anticipate Ainsworth will be included in management’s evaluation of internal control over financial reporting as of April 30, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 16: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2018, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

The risk factor described below updates the risk factors disclosed in “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2018, to include information on an interim impairment analysis, which was performed during the third quarter of 2019.

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

As a result of the Big Heart acquisition in 2015, we recognized $3.0 billion of goodwill and $1.5 billion of other indefinite-lived intangible assets based on their estimated fair values on the acquisition date. During 2017, we recognized total impairment charges of $128.5 related to certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment. During 2018, we recognized total impairment charges of $176.9, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively. In addition, as a result of a reduction in long-term forecasted net sales for certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment and narrow differences between fair value and carrying value as of April 30, 2018, we performed an interim impairment analysis on these trademarks as of January 31, 2019, which resulted in an impairment charge of $107.2. We do not believe that our Pet Foods reporting unit or any of the remaining indefinite-lived trademarks within the U.S. Retail Pet Foods segment are more likely than not impaired as of January 31, 2019. The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment remain susceptible to future impairment charges due to the narrow differences between fair value and carrying value of the U.S. Retail Pet Foods reporting unit as well as the remaining indefinite-lived trademarks within the U.S. Retail Pet Foods segment. Further changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands or a change to other assumptions could result in additional impairment losses in the future, which could be more significant.

In addition, as a result of the Ainsworth acquisition in May 2018, we recognized additional goodwill and other intangible assets, which is included within the U.S. Retail Pet Foods reportable segment, based on their estimated fair values on the acquisition date. Since carrying value represents estimated fair value, these assets are more susceptible to future impairment. A change to the assumptions regarding future performance of the business, or a portion of it, or a change to other assumptions, could result in significant impairment losses in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dollars in millions, except per share data.
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2018 - November 30, 2018	350	$107.75	—	3,586,598
December 1, 2018 - December 31, 2018	667	100.62	—	3,586,598
January 1, 2019 - January 31, 2019	729	99.35	—	3,586,598
Total	1,746	$101.52	—	3,586,598
Information set forth in the table above represents the activity in our third fiscal quarter.

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of January 31, 2019, there were 3,586,598 common shares remaining available for future repurchase pursuant to the Board of Directors' authorizations.
.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 41 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2019	THE J. M. SMUCKER COMPANY

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