Form 10-K
period 2019-04-30
J M SMUCKER Co
filed 2019-06-17
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
 FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-5111
_______________________________________________
THE J. M. SMUCKER COMPANY
(Exact name of registrant as specified in its charter)
________________________________________________

Ohio		34-0538550
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Strawberry Lane
Orrville, Ohio		44667-0280
(Address of principal executive offices)		(Zip code)

Registrant’s telephone number, including area code (330) 682-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common shares, no par value	SJM	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2018, was $11,679,828,981. As of June 10, 2019, 113,742,653 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 14, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1.    Business.
The Company: The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”), often referred to as Smucker’s (a registered trademark), was established in 1897 and incorporated in Ohio in 1921. We operate principally in one industry, the manufacturing and marketing of branded food and beverage products on a worldwide basis, although the majority of our sales are in the U.S. Our operations outside the U.S. are principally in Canada, although products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency translation, represented 5 percent of consolidated net sales for 2019. Our branded food and beverage products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.
On May 14, 2018, we completed the acquisition of Ainsworth Pet Nutrition, LLC (“Ainsworth”), a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. The majority of Ainsworth’s sales are generated by the Rachael Ray® Nutrish® brand, which is driving significant growth in the premium pet food category. The all-cash transaction, which was funded with debt, was valued at $1.9 billion. For further information, refer to Note 2: Acquisition.
On August 31, 2018, we sold our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, an unrelated party. The transaction included products that were primarily sold in U.S. retail channels under the Pillsbury®, Martha White®, Hungry Jack®, White Lily®, and Jim Dandy® brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of approximately $370.0 million in 2018. The transaction did not include our baking business in Canada. For further information, refer to Note 4: Divestiture.
On March 23, 2015, we completed the acquisition of Big Heart Pet Brands (“Big Heart”), a leading producer, distributor, and marketer of premium, branded pet food and pet snacks in the U.S. The cash and stock transaction was valued at $5.9 billion, which included the issuance of 17.9 million shares of our common stock to the shareholders of Blue Acquisition Group, Inc., Big Heart’s parent company. We assumed $2.6 billion in debt that we repaid at closing and paid an additional $1.2 billion in cash.
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home. The U.S. retail market segments in total comprised 86 percent of 2019 consolidated net sales and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. The International and Away From Home segment represents sales outside of the U.S. retail market segments.
Principal Products: Our principal products as of April 30, 2019, are coffee, dog food, pet snacks, cat food, peanut butter, fruit spreads, frozen handheld products, shortening and oils, portion control products, juices and beverages, and flour and baking ingredients. Product sales information for the years 2019, 2018, and 2017 is included within Note 5: Reportable Segments.
In the U.S. retail market segments, our products are primarily sold through a combination of direct sales and brokers to food retailers, club stores, pet specialty stores, discount and dollar stores, food wholesalers, online retailers, drug stores, natural foods stores and distributors, military commissaries, and mass merchandisers. In the International and Away From Home segment, our products are distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Sources and Availability of Raw Materials: The raw materials used in each of our segments are primarily commodities and agricultural-based products. Green coffee, peanuts, animal protein meals, oils and fats, sweeteners, grains, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time. Basis, futures, options, and fixed price contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries. We source peanuts, animal protein meals, and oils and fats mainly from North America. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. For additional information on the commodities we purchase, see “Commodities Overview” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials from single sources of supply pursuant to long-term contracts. While availability may vary year-to-year, we believe that we will continue to obtain adequate supplies and that alternatives to single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be in good standing.
Trademarks and Patents: Our products are produced under certain patents and marketed under trademarks owned or licensed by us or one of our subsidiaries. Our major trademarks as of April 30, 2019, are listed below.

Primary Reportable Segment	Major Trademark
U.S. Retail Coffee	Folgers®, Dunkin’ Donuts®, and Café Bustelo®
U.S. Retail Consumer Foods	Smucker’s®, Jif®, Uncrustables®, and Crisco®
U.S. Retail Pet Foods	Rachael Ray Nutrish, Meow Mix®, Milk-Bone®, Natural Balance®, Kibbles ‘n Bits®, 9Lives®, Nature’s Recipe®, and Pup-Peroni®
International and Away From Home	Folgers and Smucker’s
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
We utilize Rachael Ray’s image and likeness and related Rachael Ray trademarks for premium pet food and pet snacks under an exclusive license which expires in 2063. The terms of the license include the payment of royalties to The Rachael Ray Foundation. Rachael Ray is a registered trademark of Ray Marks II LLC. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc. (“Keurig”), used with permission. In addition, we and our subsidiaries license the use of several other trademarks, none of which are individually material to our business.
Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “Choosy Moms Choose Jif®,” “Purely The Finest®,” “Goodness Gracious, It’s Good®,” “The Only One Cats Ask For By Name®,” “Say It With Milk-Bone®,” the Smucker’s banner, the Crock Jar shape, the Gingham design, the Mountain Grown design, and the Smucker’s Strawberry, Jif, Milk-Bone, and 9Lives logos.
We own several hundred patents worldwide in addition to proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.
We consider all of our owned and licensed intellectual property, taken as a whole, to be essential to our business.
Seasonality: The U.S. Retail Coffee and U.S. Retail Consumer Foods segments have historically been seasonal around the Fall Bake and Holiday period, which generally resulted in higher sales and profits in our second and third quarters. Our success in promoting and merchandising our coffee and baking brands during the Fall Bake and Holiday period has had a significant impact on our results for a fiscal year. The Back to School period and the Spring Holiday season are two other important promotional periods.

As a result of the U.S. baking business divestiture during the second quarter of 2019, we expect that the U.S. Retail Consumer Foods segment will experience less seasonality. Additionally, the U.S. Retail Pet Foods segment, which grew during 2019 as a result of the Ainsworth acquisition during the first quarter, does not experience significant seasonality, further reducing the overall impact of seasonality to the total Company.
Working Capital: Working capital requirements have historically been greatest during the first half of our fiscal year mainly due to the timing of the buildup of coffee, oil, and baking inventories necessary to support the Fall Bake and Holiday period and the additional buildup of coffee inventory in advance of the Atlantic hurricane season. The impact of seasonality on our overall working capital requirements has been partially reduced by the U.S. Retail Pet Foods segment, which does not experience significant seasonality. The divestiture of the U.S. baking business and the acquisition of Ainsworth during 2019 are expected to reduce the seasonality of our overall working capital requirements.
Customers: Sales to Walmart Inc. and subsidiaries amounted to 32 percent, 31 percent, and 30 percent of net sales in 2019, 2018, and 2017, respectively. These sales are primarily included in the U.S. retail market segments. No other customer exceeded 10 percent of net sales during 2019, 2018, or 2017.
During 2019, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.
Orders: Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.
Government Business: No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Competition: We are the branded market leader in the coffee, dog snacks, peanut butter, fruit spreads, natural shelf stable juices, shortening, and ice cream toppings categories in the U.S. In Canada, we are the branded market leader in the flour, pickles, fruit spreads, canned milk, shortening, and ice cream toppings categories. Our business is highly competitive as all of our brands compete for retail shelf space with other branded products as well as private label products.
In order to remain competitive, companies in the food industry need to consider emerging consumer preferences, technological advances, product and packaging innovations, and the growth of certain retail channels, such as the
e-commerce market. The primary ways in which products and brands are distinguished are brand recognition, product quality, price, packaging, new product introductions, nutritional value, convenience, advertising, promotion, and the ability to identify and satisfy consumer preferences. Positive factors pertaining to our competitive position include well-recognized brands, high-quality products, consumer trust, experienced brand and category management, a single national grocery broker in the U.S., varied product offerings, product innovation, good customer service, and an integrated distribution network.
The packaged foods industry has been challenged by a general decline in sales volume in the center of the store. Certain evolving consumer trends have contributed to the decline, such as a heightened focus on health and wellness, an increased desire for fresh foods, and the growing impact of social media and e-commerce on consumer behavior. To address these dynamics, we continue to focus on innovation with an increased emphasis on products that satisfy evolving consumer trends.
In addition, private label continues to be a competitor in many of the categories in which we compete, partially due to improvements in private label quality and the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty. In our total U.S. retail categories, private label held a 16.6 dollar average market share during the 52 weeks ended April 21, 2019, as compared to a 16.4 dollar average market share during the same period in the prior year. We believe that both private label and leading brands play an important role in the categories in which we compete, appealing to different consumer segments. We closely monitor the price gap or price premium between our brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.

Our primary brands and major competitors as of April 30, 2019, are listed below.

Our Primary Products	Our Primary Brands	Competing Brands	Competitors
U.S. Retail Coffee
Mainstream roast and ground coffee	Folgers(A) and Café Bustelo	Maxwell House, McCafe, and Yuban	The Kraft Heinz Company
		Private Label Brands	Various
		Chock full o’Nuts	Massimo Zanetti Beverage Group
		Cafe La Llave	F. Gaviña & Sons, Inc.
Single serve coffee - K-Cup®	Dunkin’ Donuts, Folgers, Café Bustelo, and 1850TM	Green Mountain Coffee(A)	JAB Holding Company
		Starbucks	Nestlé S.A.
		Private Label Brands	Various
		McCafe, Maxwell House, and Gevalia	The Kraft Heinz Company
Premium coffee	Dunkin’ Donuts and 1850	Starbucks(A) and Seattle’s Best Coffee	Nestlé S.A.
		Private Label Brands	Various
		Peet’s Coffee & Tea	JAB Holding Company
		Eight O’Clock	Tata Global Beverages Limited
		Gevalia and McCafe	The Kraft Heinz Company
U.S. Retail Consumer Foods
Peanut butter and specialty spreads	Jif (A)	Private Label Brands	Various
		Skippy	Hormel Foods Corporation
		Nutella	Ferrero SpA
		Peter Pan	Conagra Brands, Inc.
Fruit spreads	Smucker’s(A)	Welch’s	Welch Foods Inc.
		Private Label Brands	Various
Shortening and oils	Crisco(B)	Private Label Brands(B)	Various
		Wesson	Richardson International Ltd.
Frozen sandwiches	Smucker’s Uncrustables(A)	AdvancePierre Foods PB Jamwich	Tyson Foods, Inc.
		Skippy P.B. & Jelly Minis	Hormel Foods Corporation
U.S. Retail Pet Foods
Mainstream pet food	Meow Mix, Kibbles ‘n Bits, 9Lives, and Nature’s Recipe	Dog Chow(A), One, Beneful, Cat Chow(A), Friskies, Kit & Kaboodle, and Fancy Feast	Nestlé Purina PetCare Company
		Pedigree, Iams, and Sheba	Mars, Incorporated
Pet snacks	Milk-Bone(A) and Pup-Peroni	Beggin’ Strips and Waggin’ Train	Nestlé Purina PetCare Company
		Dentastix and Greenies	Mars, Incorporated
Premium pet food	Rachael Ray Nutrish and Natural Balance	Blue Buffalo(A)	General Mills, Inc.
		Nutro	Mars, Incorporated
		Hill’s	Hill’s Pet Nutrition, Inc.
		Pro Plan and Merrick	Nestlé Purina PetCare Company
International and Away From Home
Foodservice hot beverage	Folgers	Nescafé	Société des Produits Nestlé S.A.
		Maxwell House	The Kraft Heinz Company
		Private Label Brands	Various
Foodservice portion control	Smucker’s and Jif	Heinz, Welch’s, and Private Label Brands	The Kraft Heinz Company
		Private Label Brands	Various
Canada coffee	Folgers	Tim Hortons(A)	Restaurant Brands International Inc.
		Maxwell House	The Kraft Heinz Company
		Private Label Brands	Various
Canada flour	Robin Hood®(A) and Five Roses®	Private Label Brands	Various
(A) Identifies the current market leader within the product category. In certain categories, the market leader is not identified as two or more brands compete for the largest share.
(B) Crisco is the market leader within the shortening category. In the oils category, private label brands, collectively, maintain the largest share.

Environmental Matters: Compliance with environmental regulations and environmental sustainability is a key strategic focus as we consider it to be our responsibility as a good corporate citizen. We have public goals related to waste diversion, water usage intensity reduction, and greenhouse gas emissions intensity reduction. We have implemented and manage a variety of programs across our operations, including energy optimization, the utilization of renewable energy, water conservation, the reuse of resources, and the support of farmers who implement sustainable practices, in support of our commitment to environmental sustainability. We continue to evaluate and modify our processes on an ongoing basis to further reduce waste and limit our impact on the environment.
Compliance with the provisions of enacted or pending federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, or competitive position in 2020.
Employees: At April 30, 2019, we had approximately 7,400 full-time employees worldwide, of which 24 percent, located at nine manufacturing locations, are covered by union contracts. These contracts vary in term depending on location, with seven contracts expiring in 2020, representing 19 percent of our total employees. We believe our relations with our employees are good.

Information about our Executive Officers: The names, ages as of June 15, 2019, and current positions of our executive officers are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

Name	Age	Years with Company	Position	Served as an Officer Since
Richard K. Smucker	71	46	Executive Chairman (A)	1974
Mark T. Smucker	49	21	President and Chief Executive Officer (B)	2001
Mark R. Belgya	58	34	Vice Chair and Chief Financial Officer (C)	1997
Tina R. Floyd	53	24	Senior Vice President and General Manager, Consumer Foods (D)	2018
Amy C. Held	45	6	Senior Vice President, Corporate Strategy, M&A, and International (E)	2018
Kevin G. Jackson	52	17	Senior Vice President, U.S. Retail Sales and Away From Home (F)	2018
Jeannette L. Knudsen	49	16	Senior Vice President, General Counsel and Secretary (G)	2009
David J. Lemmon	51	25	President, Pet Food and Pet Snacks (H)	2012
Jill R. Penrose	46	15	Senior Vice President, Human Resources and Corporate Communications (I)	2014
Joseph Stanziano	52	22	Senior Vice President and General Manager, Coffee (J)	2018

(A)	Mr. Richard Smucker was elected to his present position in May 2016, having served as Chief Executive Officer since August 2011.

(B)
Mr. Mark Smucker was elected to his present position in May 2016, having served as President and President, Consumer and Natural Foods since April 2015. Prior to that time, he served as President, U.S. Retail Coffee since May 2011.

(C)	Mr. Belgya was elected to his present position in May 2016, having served as Senior Vice President and Chief Financial Officer since October 2009.

(D)
Ms. Floyd was elected to her present position in February 2018, having served as Vice President and General Manager, Foodservice since February 2016. Prior to that time, she served as Vice President, Marketing – Consumer Foods since April 2012.

(E)
Ms. Held was elected to her present position in July 2018, having served as Senior Vice President, Strategy and M&A since March 2018. Prior to that time, she served as Vice President, Corporate Strategy and Development since May 2016 and Director, Corporate Strategy and Development since February 2013.

(F)
Mr. Jackson was elected to his present position in June 2018, having served as Senior Vice President, U.S. Retail Sales and Marketing Services since February 2018. Prior to that time, he served as Senior Vice President, U.S. Retail Sales and Market Development Organization since October 2017, Vice President, U.S. Retail Sales and Market Development Organization since January 2016, and Vice President and General Manager, Foodservice since May 2014.

(G)	Ms. Knudsen was elected to her present position in May 2016, having served as Vice President, General Counsel and Corporate Secretary since August 2010.

(H)	Mr. Lemmon was elected to his present position in June 2018, having served as President, Canada, International, and
U. S. Away From Home since August 2017. Prior to that time, he served as Vice President and General Manager, International since January 2016, Vice President and Managing Director, Canada and International since April 2015, and Vice President and Managing Director, Canada since May 2012.

(I)
Ms. Penrose was elected to her present position in May 2016, having served as Vice President, Human Resources since June 2014. Prior to that time, she served as Vice President, Strategy and Organization Development since April 2010.

(J)
Mr. Stanziano was elected to his present position in February 2018, having served as Senior Vice President and General Manager, Consumer Foods since October 2017. Prior to that time, he served as Vice President and General Manager, Consumer since February 2016 and Vice President, General Manager - Peanut Butter and Snacking since April 2012.

Available Information: Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (jmsmucker.com/investor-relations/smuckers-sec-filings) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.
Item 1A.    Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described below should be carefully considered, together with the other information contained or incorporated by reference in this Annual Report on Form 10-K and our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Annual Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
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
We use a single national broker in the U.S. to represent a portion of our branded products to the retail grocery trade. Our business would suffer disruption if this broker were to fail to perform brokerage services or to effectively represent us to the retail grocery trade, which could adversely affect our business.
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
We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, animal protein meals, oils and fats, sweeteners, grains, and fruit. In addition, we and our business partners utilize significant quantities of plastic, glass, and cardboard to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, weather, natural disasters, foreign currency fluctuations, investor speculation, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. In addition, we compete for certain raw materials, notably corn and soy-based agricultural products, with the biofuels industry, which has resulted in increased prices for these raw materials. Additionally, farm acreage currently devoted to other agricultural products we purchase may be utilized for biofuels crops resulting in higher costs for the other agricultural products we utilize. Although we use basis, futures, options, and fixed price contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in our raw material and energy costs.
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
Consumers may be less willing or able to pay a price differential for our branded products and may increasingly purchase lower-priced offerings and may forego some purchases altogether, especially during economic downturns. Retailers may also increase levels of promotional activity for lower-priced offerings as they seek to maintain sales volumes during times of economic uncertainty. Accordingly, sales volumes of our branded products could be reduced or lead to a shift in sales mix toward our lower-margin offerings. As a result, decreased demand for our products may adversely affect our results of operations.
Certain of our products are produced at single manufacturing sites.
We have consolidated our production capacity for certain products into single manufacturing sites, including substantially all of our coffee, Milk-Bone dog snacks, fruit spreads, toppings, and syrups. We could experience a production disruption at these or any of our manufacturing sites resulting in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, our business, financial condition, and results of operations could be adversely affected.
A significant interruption in the operation of any of our supply chain or distribution capabilities could have an adverse effect on our business, financial condition, and results of operations.
Our ability and the ability of our third-party suppliers and service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, work stoppage, terrorism, pandemic illness, or other causes, could significantly impair our ability to operate our business. Notably, substantially all of our coffee production takes place in New Orleans, Louisiana, which is subject to risks associated with hurricane and other weather-related events. Additionally, some of our production facilities are located in places where tornadoes or wildfires can frequently occur, such as Alabama, Kansas, and California. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations.
Our business could be harmed by strikes or work stoppages.
As of April 30, 2019, 24 percent of our full-time employees, located at nine manufacturing locations, are covered by collective bargaining agreements. These contracts vary in term depending on location, with seven contracts expiring in 2020, representing 19 percent of our total employees. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.

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
Sales to Walmart Inc. and subsidiaries amounted to 32 percent of net sales in 2019. These sales are primarily included in the U.S. retail market segments. Trade receivables at April 30, 2019, included amounts due from Walmart Inc. and subsidiaries of $137.7 million, or 27 percent of the total trade receivables balance. During 2019, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.
We operate in the competitive food industry and continued demand for our products may be affected by our failure to effectively compete or by changes in consumer preferences.
We face competition across our product lines from other food companies with the primary methods and factors in competition being product quality, price, packaging, product innovation, nutritional value, convenience, customer service, advertising, and promotion. Continued success is dependent on product innovation, the ability to secure and maintain adequate retail shelf space and to compete in new and growing channels, and effective and sufficient trade merchandising, advertising, and marketing programs. In particular, technology-based systems, which give consumers the ability to shop through e-commerce websites and mobile commerce applications, are also significantly altering the retail landscape in many of our markets. We are committed to expanding our presence in e-commerce, transforming our manufacturing, commercial, and corporate operations through digital technologies, and enhancing our data analytics capabilities to develop new commercial insights. However, if we are unable to effectively compete in the expanding e-commerce market, adequately leverage technology to improve operating efficiencies, or develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.
Some of our competitors have substantial financial, marketing, and other resources, and competition with them in our various markets, channels, and product lines could cause us to reduce prices, increase marketing or other expenditures, or lose category share. Category share and growth could also be adversely impacted if we are not successful in introducing new products. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits through investment in innovation will be less successful. In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers. Specifically, there are a number of trends in consumer preferences that may impact us and the food industry as a whole, including convenience, flavor variety, an emphasis on protein and snacking, and the desire for transparent product labeling and simple and natural ingredients.
The success of our business depends substantially on consumer perceptions of our brands.
We are the branded market leader in several categories both in the U.S. and Canada. We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly as a result of a number of factors, such as if we fail to preserve the quality of our products, if we are perceived to act in an irresponsible manner, if the Company or our brands otherwise receive negative publicity, if our brands fail to deliver a consistently positive consumer experience, or if our products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If we are unable to build and sustain brand equity by offering recognizably superior products, we may be unable to maintain premium pricing over generic and private label products. If our brand values are diminished, our revenues and operating results could be materially adversely affected. In addition, anything that harms the Dunkin’ Donuts or Rachael Ray brands could adversely affect the success of our exclusive licensing agreements with the owners of these brands.
We could be subject to adverse publicity or claims from consumers.
Certain of our products contain ingredients which are the subject of public scrutiny, including the suggestion that consumption may have adverse health effects. Although we strive to respond to consumer preferences and social expectations, we may not be successful in these efforts. An unfavorable report on the effects of ingredients present in our products, product recalls, or negative publicity or litigation could influence consumer preferences, significantly reduce the demand for our products, and adversely affect our profitability.
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

We may not be able to attract, develop, and retain the highly skilled people we need to support our business.

We depend on the skills and continued service of key employees, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented people, and we may lose key employees or fail to attract, recruit, train, develop, and retain other talented individuals. Any such loss, failure, or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring, integrating, and training qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who leave or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results.
Our operations are subject to the general risks associated with acquisitions and divestitures. Specifically, we may not realize all of the anticipated benefits of the Ainsworth acquisition or those benefits may take longer to realize than expected.
Our stated strategic vision is to own and market a portfolio of food and beverage brands that combines number one and leading brands with emerging, on-trend brands to drive balanced, long-term growth, primarily in North America. We have historically made strategic acquisitions of brands and businesses, including Ainsworth, and intend to do so in the future in support of this strategy. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, including the effective management of integration and related restructuring costs, we could fail to achieve the anticipated synergies and cost savings, or the expected increases in revenues and operating results, either of which could have a material adverse effect on our financial results.
In addition, we have made strategic divestitures of brands and businesses, including the sale of our U.S. baking business, and we may do so in the future. If we are unable to complete divestitures or to successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs, our business and financial results could be negatively impacted.
We may not realize the benefits we expect from our cost reduction and other cash management initiatives.
We continuously pursue initiatives to reduce costs, increase effectiveness, and optimize cash flow. We may not realize all or part of the anticipated cost savings or other benefits from such initiatives. Other events and circumstances, such as financial or strategic difficulties, delays, or unexpected costs, may also adversely impact our ability to realize all or part of the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation will require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Any failure to implement these initiatives in accordance with our plans could adversely affect our business and financial results.
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
As of April 30, 2019, we had approximately $5.9 billion of short-term borrowings and long-term debt, partially as a result of new borrowings this year to finance the Ainsworth acquisition. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:

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
Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness when scheduled payments are due or to fund other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require make-whole payments and compliance with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing would depend on, among other things, our financial condition at the time, restriction in the agreements governing our indebtedness, and the condition of the financial markets and the industry in which we operate. As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we may have to seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects. Our failure to comply with the terms of any existing or future indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of the payment of all of our debt.
A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.
A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At
April 30, 2019, the carrying value of goodwill and other intangible assets totaled $13.0 billion, compared to total assets of
$16.7 billion and total shareholders’ equity of $8.0 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
As of April 30, 2019, the carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were $2.4 billion and $1.5 billion, respectively. These intangible assets are susceptible to future impairment charges due to narrow differences between fair value and carrying value as a result of recent impairment charges and the acquisition of Ainsworth in May 2018. To date, we have recognized $412.6 million of impairment charges related to the goodwill and indefinite-lived intangible assets acquired as part of the Big Heart acquisition in 2015, primarily as a result of reductions in our long-term net sales and profitability projections. We do not believe that our Pet Foods reporting unit or any of the indefinite-lived trademarks within the U.S. Retail Pet Foods segment are more likely than not impaired as of
April 30, 2019. However, further changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, an adverse change to macro-economic conditions, or a change to other assumptions could result in additional impairment losses in the future, which could be significant. As of April 30, 2019, the estimated fair value was substantially in excess of the carrying value for the majority of the remaining reporting units and material indefinite-lived intangible assets, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the Natural Foods reporting unit, which has no remaining goodwill as a result of the impairment charge recorded during the fourth quarter of 2019. For further information, refer to Note 7: Goodwill and Other Intangible Assets.
Changes in tax, environmental, or other regulations and laws, or their application, or failure to comply with existing licensing, trade, and other regulations and laws could have a material adverse effect on our financial condition.
Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S. as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, packaging, labeling, distribution, and sale of food products are each subject to governmental regulation that is increasingly extensive, encompassing such matters as ingredients (including whether a product contains genetically modified ingredients), packaging, advertising, relations with distributors and retailers, health, safety, data privacy, and the environment. Additionally, we are routinely subject to new or modified tax and securities regulations, other laws and regulations, and accounting and reporting standards.

In the U.S., we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Food Safety Modernization Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Tariff Act, laws governing equal employment opportunity, and various other federal statutes and regulations. We are also subject to various state and local statutes and regulations. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (better known as “Proposition 65”) requires that a specific warning appear on any product sold in the State of California that contains a substance listed by that state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products, as well as civil penalties. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. In particular, we are currently a defendant in Council for Education and Research on Toxics (“Plaintiff” or “CERT”) v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell packaged coffee, failed to warn persons in California that our coffee products expose persons to the chemical acrylamide, which is not added to coffee but is present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process, in violation of Proposition 65. If we are required to pay significant statutory penalties or to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, our business and financial results could be adversely impacted, and sales of those products could suffer not only in those locations but elsewhere.
We regularly move data across national and state borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the U.S. and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, because they are continuously evolving and developing and may be interpreted and applied differently from country to country and state to state and may create inconsistent or conflicting requirements.
Complying with new regulations and laws, or changes to existing regulations and laws, or their application could increase our costs or adversely affect our sales of certain products. In addition, our failure or inability to comply with applicable regulations and laws could subject us to civil remedies, including fines, injunctions, recalls or seizures, and potential criminal sanctions, which could have a material adverse effect on our business and financial condition.
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
There is significant political and scientific concern that emissions of carbon dioxide and other greenhouse gases may alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The emission of such greenhouse gases may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, peanuts, animal protein meals, oils and fats, sweeteners, grains, and fruit. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain.
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
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure to effectively manage our business data, supply chain, logistics, finance, and other business processes and for digital marketing activities and electronic communications between Company personnel and our customers and suppliers. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, or we do not effectively implement system upgrades, our business or financial results could be negatively impacted. We are regularly the target of attempted cyber and other security threats. Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We invest in industry standard security technology to protect our data and business processes against the risk of data security breaches and cyber-based attacks. We believe our security technology tools and processes provide adequate measures of protection against security breaches and in reducing cybersecurity risks. Nevertheless, despite continued vigilance in these areas, security breaches or system failures of our infrastructure, whether due to attacks by hackers, employee error, or other causes, can create system disruptions, shutdowns, transaction errors, or unauthorized disclosure of confidential information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, the cost to remediate any damages to our information technology systems suffered as a result of a cyber-based attack could be significant.
Further, we have outsourced several information technology support services and administrative functions, including benefit plan administration and other functions, to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. In addition, certain of our processes rely on third-party cloud computing services. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected benefits and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, inaccurate financial reporting, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.	Properties.
The table below lists all of our manufacturing and processing facilities at April 30, 2019. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that the capacity at our existing facilities will be sufficient to sustain current operations and the anticipated near-term growth of our businesses.
We own all of the properties listed below, except as noted. Additionally, our principal distribution centers in the U.S. include three that we own and seven that we lease. We also lease our principal distribution center in Canada. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We lease eight sales and administrative offices in the U.S. and one in Canada. Our corporate headquarters is located in Orrville, Ohio, and our Canadian headquarters is located in Markham, Ontario.

Locations	Products Produced/Processed/Stored	Primary Reportable Segment
Bloomsburg, Pennsylvania	Wet dog and cat food and dry dog and cat food	U.S. Retail Pet Foods
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Chico, California	Fruit and vegetable juices and beverages and grain products	U.S. Retail Consumer Foods
Cincinnati, Ohio	Shortening and oils	U.S. Retail Consumer Foods
Decatur, Alabama	Dry dog and cat food	U.S. Retail Pet Foods
Frontenac, Kansas	Dry dog and cat food	U.S. Retail Pet Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Havre de Grace, Maryland	Fruit and vegetable juices and beverages	U.S. Retail Consumer Foods
Lawrence, Kansas	Dry dog food	U.S. Retail Pet Foods
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Longmont, Colorado (A)	Frozen sandwiches	U.S. Retail Consumer Foods
Meadville, Pennsylvania	Dry dog and cat food	U.S. Retail Pet Foods
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Consumer Foods
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (four facilities) (B)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Ripon, Wisconsin	Fruit spreads, toppings, syrups, and condiments	U.S. Retail Consumer Foods
Scottsville, Kentucky	Frozen sandwiches	U.S. Retail Consumer Foods
Seattle, Washington (B)	Nut mix products	U.S. Retail Consumer Foods
Sherbrooke, Quebec	Canned milk	International and Away From Home
Suffolk, Virginia	Coffee	International and Away From Home
Topeka, Kansas	Dry dog and cat food and dog and cat snacks	U.S. Retail Pet Foods

(A)
Our new facility in Longmont will help meet growing demand for Smucker’s Uncrustables frozen sandwiches and will complement our existing facility in Scottsville. Production is expected to begin at the Longmont facility during the second half of calendar year 2019.

(B)	We lease our coffee silo facility in New Orleans and our facilities in Seattle.
Item 3.    Legal Proceedings.
The information required for this Item is incorporated herein by reference to Note 15: Contingencies.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are listed on the New York Stock Exchange – ticker symbol SJM. There were approximately 311,613 shareholders of record as of June 10, 2019, of which approximately 37,413 were registered holders of common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the fourth quarter of 2019, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2019 - February 28, 2019	899	$104.17	—	3,586,598
March 1, 2019 - March 31, 2019	518	103.11	—	3,586,598
April 1, 2019 - April 30, 2019	1,162	120.90	—	3,586,598
Total	2,579	$111.50	—	3,586,598

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.

(d)	As of April 30, 2019, there were 3,586,598 common shares remaining available for future repurchase pursuant to our Board of Directors’ authorizations.

Comparison of Cumulative Total Return: The following graph compares the cumulative total shareholder return for the five years ended April 30, 2019, for our common shares, the Standard & Poor’s (“S&P”) Packaged Foods & Meats Index, and the S&P 500 Index. These figures assume all dividends are reinvested when received and are based on $100.00 invested in our common shares and the referenced index funds on April 30, 2014.

	April 30,
	2014	2015	2016	2017	2018	2019
The J. M. Smucker Company	$100.00	$122.83	$137.63	$140.28	$129.67	$143.66
S&P Packaged Foods & Meats	100.00	114.98	133.99	141.72	121.42	134.16
S&P 500	100.00	112.98	114.34	134.83	152.72	173.32

Item 6.    Selected Financial Data.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected financial data for each of the five years in the period ended April 30, 2019. The selected financial data should be read in conjunction with the “Results of Operations” and “Liquidity and Capital Resources” sections within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto.

	Year Ended April 30,
(Dollars and shares in millions, except per share data)	2019	2018	2017	2016	2015
Statements of Income:
Net sales	$7,838.0	$7,357.1	$7,392.3	$7,811.2	$5,692.7
Gross profit	$2,915.7	$2,836.1	$2,835.3	$2,967.8	$1,968.7
% of net sales	37.2%	38.5%	38.4%	38.0%	34.6%
Operating income	$928.6	$1,044.0	$1,042.6	$1,146.3	$785.3
% of net sales	11.8%	14.2%	14.1%	14.7%	13.8%
Net income	$514.4	$1,338.6	$592.3	$688.7	$344.9
Financial Position:
Cash and cash equivalents	$101.3	$192.6	$166.8	$109.8	$125.6
Total assets	16,711.3	15,301.2	15,639.7	15,984.1	16,806.3
Total debt	5,910.8	4,832.0	5,398.5	5,430.0	6,170.9
Total shareholders’ equity	7,970.5	7,891.1	6,850.2	7,008.5	7,086.9
Liquidity:
Net cash provided by operating activities	$1,141.2	$1,218.0	$1,059.0	$1,461.0	$739.1
Additions to property, plant, and equipment	359.8	321.9	192.4	201.4	247.7
Free cash flow (A)	781.4	896.1	866.6	1,259.6	491.4
Quarterly dividends paid	377.9	350.3	339.3	316.6	254.0
Purchase of treasury shares	5.4	7.0	437.6	441.1	24.3
EBITDA (as adjusted) (A)	1,560.9	1,625.1	1,593.7	1,579.1	871.3
Share Data:
Weighted-average shares outstanding	113.7	113.6	116.0	119.4	103.7
Weighted-average shares outstanding – assuming dilution	113.7	113.6	116.1	119.5	103.7
Dividends declared per common share	$3.40	$3.12	$3.00	$2.68	$2.56
Earnings per Common Share:
Net income	$4.52	$11.79	$5.11	$5.77	$3.33
Net income – assuming dilution	4.52	11.78	5.10	5.76	3.33
Other Non-GAAP Measures: (A)
Adjusted gross profit	$2,969.9	$2,802.7	$2,868.2	$2,968.0	$1,999.4
% of net sales	37.9%	38.1%	38.8%	38.0%	35.1%
Adjusted operating income	$1,492.3	$1,439.7	$1,492.9	$1,490.8	$983.5
% of net sales	19.0%	19.6%	20.2%	19.1%	17.3%
Adjusted income and earnings per share:
Adjusted income	$942.7	$904.6	$895.9	$931.3	475.6
Adjusted earnings per share – assuming dilution	$8.29	$7.96	$7.72	$7.79	$4.59

(A)
We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” within Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the comparable GAAP financial measure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
Company Background
Inspired by more than 120 years of business success and five generations of family leadership, The J. M. Smucker Company makes food that people and pets love. The Company’s portfolio of 40+ brands, which are found in 90 percent of U.S. homes and countless restaurants, include iconic products consumers have always loved such as Folgers, Jif, and Milk-Bone plus new favorites like Café Bustelo, Smucker’s Uncrustables, and Rachael Ray Nutrish. Over the past two decades, the Company has grown rapidly by thoughtfully acquiring leading and emerging brands, while ensuring the business has a positive impact on its 7,000+ employees, the communities it is a part of, and the planet.
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home. The U.S. retail market segments in total comprised 86 percent of net sales in 2019 and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. In the U.S. retail market segments, our products are sold primarily to food retailers, club stores, pet specialty stores, discount and dollar stores, food wholesalers, online retailers, drug stores, natural foods stores and distributors, military commissaries, and mass merchandisers. The products included in the International and Away From Home segment are distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Strategic Overview
We remain rooted in our Basic Beliefs of Quality, People, Ethics, Growth, and Independence established by our founder and namesake, Jerome Smucker, more than a century ago. Today, these Basic Beliefs are the core of our unique corporate culture and serve as a foundation for decision-making and actions. We have been led by five generations of family leadership, having had only six chief executive officers in 122 years. This continuity of management and thought extends to the broader leadership team that embodies the values and embraces the business practices that have contributed to our consistent growth. Our strategic vision is to own and market a portfolio of food and beverage brands that combines number one and leading brands with emerging, on-trend brands to drive balanced, long-term growth, primarily in North America.

Our strategic long-term growth objectives are to increase net sales by 2 to 3 percent and operating income excluding non-GAAP adjustments (“adjusted operating income”) by 5 percent annually on average. Our long-term growth objective related to income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”) is to achieve an average increase of 8 percent annually. We expect organic growth, including new products, to drive much of our top-line growth, while the contribution from acquisitions will vary from year to year. Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, unallocated gains and losses on commodity and foreign currency exchange derivatives, and, beginning in 2018, certain one-time discrete tax adjustments. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for further information.
Net sales has increased at a compound annual growth rate of 7 percent over the past five years, driven by the acquisitions of
Big Heart in 2015 and Ainsworth in the current year, while adjusted operating income and adjusted earnings per share have increased at a rate of 7 percent and 6 percent, respectively, over the same period. Net cash provided by operating activities has increased at a compound annual growth rate of 6 percent. Our cash deployment strategy is to balance reinvesting in our business through acquisitions and capital expenditures with returning cash to our shareholders through the payment of dividends and share repurchases. Our strategy also includes a significant focus on debt repayment.

On May 14, 2018, we acquired the stock of Ainsworth in an all-cash transaction, which was funded by debt and valued at $1.9 billion, inclusive of a working capital adjustment. Ainsworth is a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. The majority of Ainsworth’s sales are generated by the Rachael Ray Nutrish brand, which is driving significant growth in the premium pet food category. Annual cost synergies of approximately $55.0 are expected to be fully realized by the end of 2021, most of which will be achieved by the end of 2020. We realized synergies of $23.5 in 2019. The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of Ainsworth’s operations, including $747.0 and $40.8 in net sales and operating income, respectively, are included in our consolidated financial statements in 2019.

On August 31, 2018, we sold our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, an unrelated party. The transaction included products that were primarily sold in U.S. retail channels under the Pillsbury, Martha White, Hungry Jack, White Lily, and Jim Dandy brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of approximately $370.0 in 2018, primarily in the U.S. Retail Consumer Foods segment. The transaction did not include our baking business in Canada. We received proceeds from the divestiture of $369.5, which were net of cash transactions costs and a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $27.7 during 2019, which is included in other operating expense (income) – net within the Statement of Consolidated Income.
Results of Operations
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended April 30, 2019 and 2018. For the comparisons of the years ended April 30, 2018 and 2017, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2018 Annual Report on Form 10-K.

	Year Ended April 30,
	2019	2018	% Increase (Decrease)
Net sales	$7,838.0	$7,357.1	7%
Gross profit	$2,915.7	$2,836.1	3
% of net sales	37.2%	38.5%
Operating income	$928.6	$1,044.0	(11)
% of net sales	11.8%	14.2%
Net income:
Net income	$514.4	$1,338.6	(62)
Net income per common share – assuming dilution	$4.52	$11.78	(62)
Adjusted gross profit (A)	$2,969.9	$2,802.7	6
% of net sales	37.9%	38.1%
Adjusted operating income (A)	$1,492.3	$1,439.7	4
% of net sales	19.0%	19.6%
Adjusted income: (A)
Income	$942.7	$904.6	4
Earnings per share – assuming dilution	$8.29	$7.96	4

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.

Net Sales

	Year Ended April 30,
	2019	2018	Increase (Decrease)%
Net sales	$7,838.0	$7,357.1	$480.9	7%
Ainsworth acquisition	(747.0)	—	(747.0)	(10)
Baking divestiture	—	(254.0)	254.0	3
Foreign currency exchange	13.7	—	13.7	—
Net sales excluding acquisition, divestiture, and foreign currency exchange (A)	$7,104.7	$7,103.1	$1.6	—%
Amounts may not add due to rounding.

(A)
Net sales excluding acquisition, divestiture, and foreign currency exchange is a non-GAAP measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales in 2019 increased $480.9, or 7 percent, reflecting a $747.0 contribution from the Ainsworth acquisition, partially offset by the impact of $254.0 of noncomparable net sales in the prior year related to the divestiture of the U.S. baking business during the second quarter of 2019. Net sales excluding acquisition, divestiture, and foreign currency exchange was comparable to the prior year, as the impact of lower net price realization, which reduced net sales by 1 percentage point, was offset by the impact of favorable volume/mix, which contributed 1 percentage point to net sales. The lower net price realization was mostly related to coffee, peanut butter, and oils, and the favorable volume/mix was primarily driven by growth in coffee, Smucker’s Uncrustables, and Jif Power-UpsTM, partially offset by a decline in pet food and pet snacks.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Year Ended April 30,
	2019	2018
Gross profit	37.2%	38.5%
Selling, distribution, and administrative expenses:
Marketing	3.9%	3.2%
Advertising	3.0	2.6
Selling	3.2	3.3
Distribution	3.3	3.2
General and administrative	5.9	6.2
Total selling, distribution, and administrative expenses	19.2%	18.5%
Amortization	3.1	2.8
Goodwill impairment charges	1.2	2.0
Other intangible assets impairment charges	1.4	0.4
Other special project costs	0.8	0.6
Other operating expense (income) – net	(0.4)	—
Operating income	11.8%	14.2%
Amounts may not add due to rounding.

Gross profit increased $79.6, or 3 percent, in 2019, primarily driven by the addition of Ainsworth, partially offset by the noncomparable impact related to the U.S. baking business divestiture. An unfavorable net impact of lower prices and higher costs was mostly driven by an unfavorable change in the impact of derivative gains and losses, which was partially offset by the impact of favorable volume/mix.

Operating income decreased $115.4, or 11 percent, as higher gross profit and a $27.7 pre-tax gain related to the sale of the U.S. baking business were more than offset by a $145.7 increase in selling, distribution, and administrative expenses and a $33.5 increase in amortization expense, both of which were primarily due to the Ainsworth acquisition. In addition, intangible asset impairment charges increased by $28.2 as a result of charges in the U.S. Retail Pet Foods and U.S. Retail Consumer Foods segments in 2019, and special project costs increased by $14.8, driven by an increase in restructuring costs. For further information on the impairment charges, refer to “Critical Accounting Estimates and Policies” in this discussion and analysis.

Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) increased $167.2, or 6 percent, in 2019, with the primary difference from GAAP results being the exclusion of a $91.5 unfavorable change in the impact of unallocated derivative gains and losses as compared to the prior year. Adjusted operating income increased $52.6, or 4 percent, further reflecting the exclusion of amortization expense, the impairment charges, and special project costs.
Interest Expense
Net interest expense increased $33.8, or 19 percent, in 2019, primarily due to the impact of the incremental debt issued to finance the Ainsworth acquisition. For additional information, see “Capital Resources” in this discussion and analysis.
Income Taxes
The effective tax rate of 26.7 percent for 2019 varied from the U.S. statutory tax rate of 21.0 percent primarily due to the impact of state income taxes, additional income tax expense associated with the sale of the U.S. baking business, and a goodwill impairment charge within the U.S. Retail Consumer Foods segment, partially offset by a noncash deferred tax benefit related to the integration of Ainsworth.

Income tax expense of $187.2 for 2019 reflects an immaterial adjustment related to the completion of the accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act (the “Act”) during the third quarter. Despite the completion of the accounting, the amounts recorded may change as a result of future guidance and interpretation from the Internal Revenue Service and various other taxing jurisdictions, all of which are continuing to analyze the complexities and interdependencies of the provisions of the Act. Any future legislative and interpretive actions could result in additional income tax impacts, which could be material in the period any such changes are enacted. We anticipate a full-year effective tax rate for 2020 in the range of 24.5 to 25.0 percent.

The income tax benefit of $477.6 for 2018 reflected the recognition of a net benefit of $765.8 related to our discrete adjustments resulting directly from the Act, partially offset by additional income tax expense related to a Pet Foods reporting unit goodwill impairment charge. The net benefit of $765.8 included the revaluation of net deferred tax liabilities at the reduced federal income tax rate, offset in part by the estimated impact of a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred. For further information, refer to Note 13: Income Taxes.

Integration Activities
We expect to incur approximately $50.0 in integration costs related to the Ainsworth acquisition, the majority of which are expected to be cash charges. Of the total anticipated integration costs, we expect approximately half to be employee-related. During 2019, we incurred integration charges of $32.1. All remaining integration costs are expected to be incurred by the end of 2020. For further information, refer to Note 3: Integration and Restructuring Costs.
Restructuring Activities
An organization optimization program was approved by the Board of Directors (the “Board”) during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization. Related projects included an organizational redesign and the optimization of our manufacturing footprint. The program was expanded at the end of 2018 to include the restructuring of our geographic footprint, which includes the centralization of our pet food and pet snacks business, as well as certain international non-manufacturing functions, to our corporate headquarters in Orrville, Ohio, furthering collaboration and enhanced agility, while improving cost efficiency.

The organization optimization program was completed during 2019, and as a result, we closed our international offices in China and Mexico, as well as the San Francisco and Burbank, California, offices. We incurred total cumulative restructuring costs of $74.6, of which $32.0 was incurred during 2019. The costs incurred were primarily employee-related, as the program resulted in total headcount reductions of approximately 450 full-time positions. For further information, refer to Note 3: Integration and Restructuring Costs.

Commodities Overview
The raw materials we use are primarily commodities, agricultural-based products, and packaging materials. The most significant of these materials, based on 2019 annual spend, are green coffee, peanuts, animal protein meals, oils and fats, and plastic containers. Green coffee and certain oils are traded on active regulated exchanges, and the price of these commodities fluctuates based on market conditions. Derivative instruments, including futures and options, are used to minimize the impact of price volatility for these commodities.

We source green coffee from more than 20 coffee-producing countries. Its price is subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries.

We source peanuts, animal protein meals, and oils and fats mainly from North America. We are one of the largest procurers of peanuts in the U.S. and frequently enter into long-term purchase contracts for various periods of time to mitigate the risk of a shortage of this commodity. The oils we purchase are mainly soybean and canola. The price of peanuts, animal protein meals, and oils are driven primarily by weather, which impacts crop sizes and yield, as well as global demand, especially from large importing countries such as China and India. In addition, the price of oils has been impacted by demand from the biofuels industry.

We frequently enter into long-term contracts to purchase plastic containers, which are sourced mainly from within the U.S. Plastic resin is made from petrochemical feedstock and natural gas feedstock, and the price can be influenced by feedstock, energy, and crude oil prices as well as global economic conditions.
Excluding the impact of derivative gains and losses, our overall commodity costs in 2019 were lower than in 2018, primarily due to lower costs for green coffee, slightly offset by higher costs for peanuts.
Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home. The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’ Donuts, and Café Bustelo branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Smucker’s, Jif, and Crisco branded products; and the U.S. Retail Pet Foods segment primarily includes domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone, Natural Balance, Kibbles ’n Bits, 9Lives, Nature’s Recipe, and Pup-Peroni branded products. The International and Away From Home segment comprises products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).

Effective May 1, 2018, the convenience store channel, which was previously included in the U.S. retail segments, is now included in the International and Away From Home segment. Segment performance for 2018 has been reclassified for this realignment.

	Year Ended April 30,
	2019	2018	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$2,122.3	$2,086.8	2%
U.S. Retail Consumer Foods	1,761.5	1,985.6	(11)
U.S. Retail Pet Foods	2,879.5	2,165.3	33
International and Away From Home	1,074.7	1,119.4	(4)
Segment profit:
U.S. Retail Coffee	$676.3	$612.4	10%
U.S. Retail Consumer Foods	406.1	475.3	(15)
U.S. Retail Pet Foods	503.4	439.4	15
International and Away From Home	198.5	200.1	(1)
Segment profit margin:
U.S. Retail Coffee	31.9%	29.3%
U.S. Retail Consumer Foods	23.1	23.9
U.S. Retail Pet Foods	17.5	20.3
International and Away From Home	18.5	17.9

U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $35.5 in 2019. Favorable volume/mix contributed 4 percentage points, driven by the Dunkin’ Donuts, 1850, and Café Bustelo brands, partially offset by declines in Folgers roast and ground coffee. The favorable volume/mix was partially offset by lower net price realization, which reduced net sales by 2 percentage points, primarily driven by the Folgers brand. Segment profit increased $63.9, primarily due to lower input costs and favorable volume/mix, partially offset by lower net price realization and an increase in marketing expense, the majority of which related to the 1850 launch.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $224.1 in 2019, reflecting the impact of $247.3 of noncomparable net sales in the prior year related to the divested U.S. baking business. Excluding the noncomparable impact of the divested business, net sales increased 1 percent, driven by favorable volume/mix, which contributed 4 percentage points, primarily related to Smucker’s Uncrustables, Jif Power-Ups, and Crisco oils. The favorable volume/mix was partially offset by lower net price realization, which reduced net sales by 2 percentage points, driven by the Jif brand and a price decline on the Crisco brand at the beginning of the fiscal year. Segment profit decreased $69.2, and decreased $55.2 excluding the noncomparable segment profit in the prior year and the gain from the divestiture. The segment profit decline primarily resulted from lower net price realization and higher input costs, mostly related to peanut butter, and an increase in marketing expense driven by Jif Power-Ups. These factors were partially offset by the impact of favorable volume/mix. In response to an anticipated decline in our peanut costs, we implemented a list price decrease on select Jif products sold in the U.S. effective March 2019. Although not reflected in segment profit, a goodwill impairment charge of $97.9 related to the Natural Foods reporting unit within the U.S. Retail Consumer Foods segment was recognized in the fourth quarter of 2019. For additional information, see Note 7: Goodwill and Other Intangible Assets.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales increased $714.2 in 2019, reflecting the $747.0 contribution from Ainsworth. Excluding Ainsworth, net sales declined $32.8, primarily due to unfavorable volume/mix, which reduced net sales by

2 percentage points. The impact of the discontinuation of certain private label and Gravy Train® wet dog food products and declines for the Natural Balance brand were partially offset by gains for the Meow Mix and Nature’s Recipe brands. Segment profit increased $64.0, driven by the addition of Ainsworth. Excluding Ainsworth, segment profit decreased $29.1, as the impact of higher input costs was only partially offset by a reduction in marketing expense. In response to a sustained increase in input costs, we implemented a list price increase on select pet food products sold in the U.S. effective February 2019. Although not reflected in segment profit, an impairment charge of $107.2 associated with certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment was recognized in the third quarter of 2019, while the prior year included impairment charges of $176.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the segment. For additional information, see Note 7: Goodwill and Other Intangible Assets.
International and Away From Home
The International and Away From Home segment net sales decreased $44.7 in 2019, due to lower net price realization, $13.7 of unfavorable foreign currency exchange, and unfavorable volume/mix, each of which reduced net sales by 1 percentage point. The net sales decline also reflects the impact of $6.7 of noncomparable net sales in the prior year related to the divested U.S. baking business. Segment profit decreased $1.6, reflecting lower net price realization, the unfavorable impact of foreign currency exchange, and unfavorable volume/mix, which were offset by the impacts of lower input costs and lower marketing expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $101.3 at April 30, 2019, compared to $192.6 at April 30, 2018.

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
The following table presents selected cash flow information.

	Year Ended April 30,
	2019	2018
Net cash provided by (used for) operating activities	$1,141.2	$1,218.0
Net cash provided by (used for) investing activities	(1,924.2)	(277.6)
Net cash provided by (used for) financing activities	699.0	(922.0)

Net cash provided by (used for) operating activities	$1,141.2	$1,218.0
Additions to property, plant, and equipment	(359.8)	(321.9)
Free cash flow (A)	$781.4	$896.1

(A)
Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $76.8 decrease in cash provided by operating activities in 2019 was mainly due to lower net income adjusted for noncash items. The reduction in working capital during the current year was comparable to the prior year, as an unfavorable impact related to trade receivables was mostly offset by a favorable impact related to income taxes. Trade receivables increased during the current year as a result of higher sales, while trade receivables decreased during the prior year. The favorable impact related to income taxes was due to lower federal payments and a $30.0 income tax refund during 2019. The lower federal payments in the current year were driven by the reduced statutory tax rate that resulted from U.S. tax reform.

Cash used for investing activities in 2019 consisted of $1.9 billion related to the Ainsworth acquisition, $359.8 in capital expenditures, and a $29.8 increase in our derivative cash margin account balances, partially offset by net proceeds from the divestiture of the U.S. baking business of $369.5. Cash used for investing activities in 2018 consisted primarily of $321.9 in capital expenditures, partially offset by a $30.9 reduction in our derivative cash margin account balances.

Cash provided by financing activities in 2019 consisted primarily of $1.5 billion in long-term debt proceeds and a $282.0 net increase in short-term borrowings, partially offset by long-term debt repayments of $700.0 and dividend payments of $377.9. For additional information on our new borrowings, see “Capital Resources” in this discussion and analysis. Cash used for financing activities in 2018 consisted primarily of $1.1 billion in long-term debt repayments, dividend payments of $350.3, and a $310.0 net decrease in short-term borrowings during the year, which were partially offset by $799.6 in long-term debt proceeds.

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which we settled during 2019 and the remainder of which we anticipate resolving in the near future. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2019. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings could have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in CERT v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. As part of a joint defense group organized to defend against the lawsuit, we dispute these claims. Acrylamide is not added to coffee, but is inherently present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. The outcome and the financial impact of the case, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for this matter as of April 30, 2019, as the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant statutory penalties or to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, our business and financial results could be adversely impacted, and sales of those products could suffer not only in those locations but elsewhere. For additional information, see Note 15: Contingencies.

Capital Resources
The following table presents our capital structure.

	April 30,
	2019	2018
Current portion of long-term debt	$798.5	$—
Short-term borrowings	426.0	144.0
Long-term debt, less current portion	4,686.3	4,688.0
Total debt	$5,910.8	$4,832.0
Shareholders’ equity	7,970.5	7,891.1
Total capital	$13,881.3	$12,723.1
In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan matures on May 14, 2021, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of April 30, 2019, we have prepaid $700.0 on the Term Loan. The interest rate on the Term Loan at April 30, 2019, was 3.62 percent.

We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2019, we had $426.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 2.75 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
During 2019, we did not repurchase any common shares under a repurchase plan authorized by the Board. At April 30, 2019, approximately 3.6 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
In June 2017, we began construction of a Smucker’s Uncrustables frozen sandwich manufacturing facility in Longmont, Colorado. The new facility will help meet growing demand for Smucker’s Uncrustables frozen sandwiches and will complement our existing facility in Scottsville, Kentucky. The Longmont facility will be constructed in two phases, the first of which includes an initial investment of up to $250.0 to construct and equip the new facility. The scope of a phase 2 expansion will depend on product demand. Production is expected to begin at the new facility during the second half of calendar year 2019.
The following table presents certain cash requirements related to 2020 investing and financing activities based on our current expectations.

Projection Year Ending April 30, 2020
Principal payments – excludes the impact of potential debt refinancing	$800.0
Dividend payments – based on current rates and common shares outstanding	390.0
Capital expenditures	310.0
Interest payments – excludes the impact of potential debt refinancing	205.0
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
During 2019, we repatriated $122.9 of international cash in conjunction with the restructuring of our international holding and operating entities referenced in “Restructuring Activities” in this discussion and analysis to simplify and align our foreign structure with the current strategy of the International business. The applicable foreign withholding taxes and state income taxes were not significant. As of April 30, 2019, total cash and cash equivalents of $95.2 was held by our foreign subsidiaries, primarily in Canada. The undistributed earnings of our foreign subsidiaries remain permanently reinvested.

NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial measures including: net sales excluding acquisition, divestiture, and foreign currency exchange; adjusted gross profit; adjusted operating income; adjusted income; adjusted earnings per share; earnings before interest, taxes, depreciation, amortization, and impairment charges related to intangible assets (“EBITDA (as adjusted)”); and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board of Directors also utilizes certain non-GAAP financial measures as components for measuring performance for incentive compensation purposes.

Non-GAAP measures exclude certain items affecting comparability, that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, integration and restructuring costs (“special project costs”), and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”). The special project costs in the following table relate to specific integration and restructuring projects, and the unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts. During 2018, we expanded our non-GAAP measures to also exclude certain one-time discrete tax adjustments. These adjustments, which were finalized in 2019, include the effect of the one-time items associated with the Act, comprised of the remeasurement of our U.S. deferred tax assets and liabilities and the recognition of the one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”). Also included in the one-time discrete tax adjustments are the permanent tax impacts related to the goodwill impairment charges recorded during 2019 and 2018. For further details on these adjustments, refer to Note 13: Income Taxes, and Note 7: Goodwill and Other Intangible Assets. We believe that excluding these one-time discrete tax adjustments from our non-GAAP measures provides comparability across the periods presented.

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

The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 20 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Year Ended April 30,
	2019	2018	2017	2016	2015
Gross profit reconciliation:
Gross profit	$2,915.7	$2,836.1	$2,835.3	$2,967.8	$1,968.7
Unallocated derivative losses (gains)	54.2	(37.3)	27.2	(12.0)	24.5
Cost of products sold – special project costs	—	3.9	5.7	12.2	6.2
Adjusted gross profit	$2,969.9	$2,802.7	$2,868.2	$2,968.0	$1,999.4
Operating income reconciliation:
Operating income	$928.6	$1,044.0	$1,042.6	$1,146.3	$785.3
Amortization	240.3	206.8	207.3	208.4	109.7
Goodwill impairment charges	97.9	145.0	—	—	—
Other intangible assets impairment charges	107.2	31.9	133.2	—	1.2
Unallocated derivative losses (gains)	54.2	(37.3)	27.2	(12.0)	24.5
Cost of products sold – special project costs	—	3.9	5.7	12.2	6.2
Other special project costs	64.1	45.4	76.9	135.9	56.6
Adjusted operating income	$1,492.3	$1,439.7	$1,492.9	$1,490.8	$983.5
Net income reconciliation:
Net income	$514.4	$1,338.6	$592.3	$688.7	$344.9
Income tax expense (benefit)	187.2	(477.6)	286.1	289.2	178.1
Amortization	240.3	206.8	207.3	208.4	109.7
Goodwill impairment charges	97.9	145.0	—	—	—
Other intangible assets impairment charges	107.2	31.9	133.2	—	1.2
Unallocated derivative losses (gains)	54.2	(37.3)	27.2	(12.0)	24.5
Cost of products sold – special project costs	—	3.9	5.7	12.2	6.2
Other special project costs	64.1	45.4	76.9	135.9	56.6
Adjusted income before income taxes	$1,265.3	$1,256.7	$1,328.7	$1,322.4	$721.2
Income taxes, as adjusted (A)	322.6	352.1	432.8	391.1	245.6
Adjusted income	$942.7	$904.6	$895.9	$931.3	$475.6
Weighted-average shares – assuming dilution	113.7	113.6	116.1	119.5	103.7
Adjusted earnings per share – assuming dilution	$8.29	$7.96	$7.72	$7.79	$4.59
EBITDA (as adjusted) reconciliation:
Net income	$514.4	$1,338.6	$592.3	$688.7	$344.9
Income tax expense (benefit)	187.2	(477.6)	286.1	289.2	178.1
Interest expense – net	207.9	174.1	163.1	171.1	79.9
Depreciation	206.0	206.3	211.7	221.7	157.5
Amortization	240.3	206.8	207.3	208.4	109.7
Goodwill impairment charges	97.9	145.0	—	—	—
Other intangible assets impairment charges	107.2	31.9	133.2	—	1.2
EBITDA (as adjusted)	$1,560.9	$1,625.1	$1,593.7	$1,579.1	$871.3
Free cash flow reconciliation:
Net cash provided by (used for) operating activities	$1,141.2	$1,218.0	$1,059.0	$1,461.0	$739.1
Additions to property, plant, and equipment	(359.8)	(321.9)	(192.4)	(201.4)	(247.7)
Free cash flow	$781.4	$896.1	$866.6	$1,259.6	$491.4

(A)
Income taxes, as adjusted, is based upon our GAAP effective tax rate and reflects the impact of items excluded from GAAP net income to derive adjusted income. Income taxes, as adjusted has been further adjusted to reflect the exclusion of certain one-time discrete tax adjustments related to U.S. tax reform and the goodwill impairment charges recorded during 2019 and 2018.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations by fiscal year at April 30, 2019.

	Total	2020	2021–2022	2023–2024	2025 and beyond
Long-term debt obligations, including current portion (A)	$5,500.0	$800.0	$1,950.0	$—	$2,750.0
Interest payments (B)	1,664.5	192.5	302.8	211.5	957.7
Operating lease obligations (C)	165.8	43.0	67.2	37.1	18.5
Purchase obligations (D)	1,574.1	1,361.1	185.2	26.4	1.4
Other liabilities (E)	314.1	27.9	54.5	34.0	197.7
Total	$9,218.5	$2,424.5	$2,559.7	$309.0	$3,925.3

(A)	Long-term debt obligations, including current portion, excludes the impact of offering discounts, make-whole payments, and debt issuance costs.

(B)
Interest payments consists of the interest payments on our long-term debt, which reflect estimated payments for our variable-rate debt based on the current interest rate outlook, and exclude the mark-to-market impact of active interest rate contracts.

(C)	Operating lease obligations consists of the minimum rental commitments under non-cancelable operating leases.

(D)
Purchase obligations includes agreements that are enforceable and legally bind us to purchase goods or services, which primarily consist of obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials. We expect to receive consideration for these purchase obligations in the form of materials and services. These purchase obligations do not represent all future purchases expected, but represent only those items for which we are contractually obligated. Amounts included in the table above represent our current best estimate of payments due. Actual cash payments may vary due to the variable pricing components of certain purchase obligations.

(E)
Other liabilities consists primarily of projected commitments associated with our defined benefit pension and other postretirement benefit plans, as well as $5.4 related to capital lease obligations. The liability for unrecognized tax benefits and tax-related net interest of $17.1 under FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
Trade Marketing and Merchandising Programs: In order to support our products, various promotional activities are conducted through retail trade, distributors, or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The costs of these programs are classified as a reduction of sales. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2019, 2018, and 2017, subsequent period adjustments were less than 2 percent of both consolidated pre-tax income and cash provided by operating activities. These promotional expenditures, including amounts classified as a reduction of sales, represented 36 percent of net sales in 2019. The possibility exists that reported results could be different if factors such as the level and success of the promotional programs or other conditions differ from expectations.

Income Taxes: We account for income taxes using the liability method. In the ordinary course of business, we are exposed to uncertainties related to tax filing positions and periodically assess the technical merits of these tax positions for all tax years that remain subject to examination, based upon the latest information available. For material uncertain tax positions, we have recognized a liability for unrecognized tax benefits, including any applicable interest and penalty charges.

We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more likely than not that all or some portion of such assets will not be realized. Valuation allowances related to deferred tax assets can be affected by changes in tax laws, statutory tax rates, and projected future taxable income levels. Changes in estimated realization of deferred tax assets would result in an adjustment to income in the period in which that determination is made, unless such changes are determined to be an adjustment to goodwill within the allowable measurement period under the acquisition method of accounting.
The future tax benefit arising from the net deductible temporary differences and tax carryforwards is $163.6 and $129.1 at April 30, 2019 and 2018, respectively. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. For those jurisdictions where the expiration date of tax carry-forwards or the projected operating results indicate that realization is not likely, a valuation allowance would have been provided.

As of April 30, 2019, the undistributed earnings of our foreign subsidiaries, primarily in Canada, remain permanently reinvested.
Goodwill and Other Indefinite-Lived Intangible Assets: A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment on February 1, and more often if indicators of impairment exist. At April 30, 2019, the carrying value of goodwill and other intangible assets totaled $13.0 billion, compared to total assets of $16.7 billion and total shareholders’ equity of $8.0 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, and this would result in a noncash charge to earnings. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
To test for goodwill impairment, we estimate the fair value of each of our reporting units using both a discounted cash flow valuation technique and a market-based approach. The impairment test incorporates estimates of future cash flows; allocations of certain assets, liabilities, and cash flows among reporting units; future growth rates; terminal value amounts; and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimates and projections used in the calculation of fair value are consistent with our current and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures. Changes in forecasted operations and other estimates and assumptions could impact the assessment of impairment in the future.
At April 30, 2019, goodwill totaled $6.3 billion. Goodwill is substantially concentrated within the U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods segments. During 2019, we recognized a goodwill impairment charge of $97.9 related to the goodwill of the Natural Foods reporting unit within the U.S. Retail Consumer Foods segment, which was driven by a reduction in our long-term net sales and profitability projections. There is no goodwill remaining within the Natural Foods reporting unit as a result of this charge. The estimated fair value of each remaining reporting unit was substantially in excess of its carrying value as of the annual test date, with the exception of the Pet Foods reporting unit, for which its fair value exceeded its carrying value by approximately 1 percent. A sensitivity analysis was performed for the Pet Foods reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a hypothetical 50-basis-point increase in the weighted-average cost of capital, and both scenarios independently yielded an estimated fair value for the Pet Foods reporting unit below carrying value.
Other indefinite-lived intangible assets, consisting entirely of trademarks, are also tested for impairment at least annually and more often if events or changes in circumstances indicate their carrying value may not be recoverable. To test these assets for impairment, we estimate the fair value of each asset based on a discounted cash flow model using various inputs, including projected revenues, an assumed royalty rate, and a discount rate. Changes in these estimates and assumptions could impact the assessment of impairment in the future.

At April 30, 2019, other indefinite-lived intangible assets totaled $3.0 billion. Trademarks that represent our leading brands comprise more than 90 percent of the total carrying value of other indefinite-lived intangible assets. As of April 30, 2019, the estimated fair value was substantially in excess of the carrying value for the majority of these leading brand trademarks, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the indefinite-lived trademarks within the U.S. Retail Pet Foods segment. During 2019 and 2018, we recognized impairment charges of $107.2 and $31.9, respectively, related to certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, to the extent that the carrying value exceeded the estimated fair value.
The carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment remain susceptible to future impairment charges given the narrow differences between fair value and carrying value at
April 30, 2019. In addition, any significant adverse changes to the forecasted net sales or profitability, as well as any significant adverse changes in strategy, could result in future impairment charges which could be material. For additional information, see Note 7: Goodwill and Other Intangible Assets.
Pension and Other Postretirement Benefit Plans: To determine the ultimate obligation under our defined benefit pension and other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. Various actuarial assumptions must be made in order to predict and measure costs and obligations many years prior to the settlement date, the most significant being the interest rates used to discount the obligations of the plans, the long-term rates of return on the plans’ assets, mortality assumptions, assumed pay increases, and the health care cost trend rates. We, along with third-party actuaries and investment managers, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered.
We utilize a spot rate methodology for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. For 2020 expense recognition, we will use weighted-average discount rates for the U.S. defined benefit pension plans of 3.99 percent to determine benefit obligation, 4.20 percent to determine service cost, and 3.61 percent to determine interest cost, and a rate of compensation increase of 3.56 percent. For the Canadian defined benefit pension plans, we will use weighted-average discount rates of 3.21 percent to determine benefit obligation, 3.29 percent to determine service cost, and 2.86 percent to determine interest cost, and a rate of compensation increase of 3.00 percent. In addition, we anticipate using an expected rate of return on plan assets of 5.28 percent and 5.00 percent for the U.S. and Canadian defined benefit pension plans, respectively.
FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K contain forward-looking statements within the meaning of federal securities laws. The forward-looking statements may include statements concerning our current expectations, estimates, assumptions, and beliefs concerning future events, conditions, plans, and strategies that are not historical fact. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expect,” “anticipate,” “believe,” “intend,” “will,” “plan,” and similar phrases.

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, those set forth under the caption “Risk Factors” of this Annual Report on Form 10-K, as well as the following:

•	our ability to achieve synergies and cost savings related to the Ainsworth acquisition in the amounts and within the time frames currently anticipated;

•	our ability to achieve cost savings related to our cost management programs in the amounts and within the time frames currently anticipated;

•	our ability to generate sufficient cash flow to meet our cash deleveraging objectives;

•	volatility of commodity, energy, and other input costs;

•	risks associated with derivative and purchasing strategies we employ to manage commodity pricing and interest rate risks;

•	the availability of reliable transportation on acceptable terms;

•	our ability to implement and realize the full benefit of price changes, and the impact of the timing of the price changes to profits and cash flow in a particular period;

•	the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses, including product innovation;

•	general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;

•	the impact of food security concerns involving either our products or our competitors’ products;

•	the impact of accidents, extreme weather, and natural disasters;

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
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Annual Report. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing of this Annual Report on
Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISK

The following discussions about our market risk disclosures involve forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk: The fair value of our cash and cash equivalents at April 30, 2019, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, LIBOR, and commercial paper rates in the U.S.
We utilize derivative instruments to manage interest risk associated with anticipated debt transactions, as well as to manage changes in the fair value of our long-term debt. At the inception of an interest rate contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss), and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet, and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.
We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, unrealized losses of $49.1 were deferred in accumulated other comprehensive income (loss) at April 30, 2019. A hypothetical 10 percent decrease in treasury rates at April 30, 2019, would result in a loss of $28.4 on the fair value of these interest rate contracts.
In 2018, we terminated a treasury lock concurrent with the pricing of the Senior Notes due December 15, 2027, which was designated as a cash flow hedge and used to manage our exposure to interest rate volatility. The termination resulted in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as a reduction to interest expense over the life of the debt.

In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At April 30, 2019, the remaining benefit of $20.5 was recorded as an increase in the long-term debt balance.

In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical
100-basis-point decrease in interest rates at April 30, 2019, would increase the fair value of our long-term debt by $283.9.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of April 30, 2019, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of April 30, 2019, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during 2019. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	Year Ended April 30,
	2019	2018
High	$51.6	$36.0
Low	25.3	17.0
Average	37.0	26.8
The estimated fair value was determined using quoted market prices and was based on our net derivative position by commodity for the previous four quarters. The calculations are not intended to represent actual losses in fair value that we expect to incur. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. The commodities hedged have a high inverse correlation to price changes of the derivative instrument; thus, we would expect that any gain or loss in the estimated fair value of these derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.

Item 8.	Financial Statements and Supplementary Data.
THE J. M. SMUCKER COMPANY

REPORT OF MANAGEMENT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Shareholders
The J. M. Smucker Company
Management is responsible for establishing and maintaining adequate accounting and internal control systems over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance that we have the ability to record, process, summarize, and report reliable financial information on a timely basis.
Our management, with the participation of the principal financial officer and principal executive officer, assessed the effectiveness of the internal control over financial reporting as of April 30, 2019. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“the COSO criteria”).
Based on our assessment of internal control over financial reporting under the COSO criteria, we concluded the internal control over financial reporting was effective as of April 30, 2019.
Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of April 30, 2019, and their report thereon is included on page 36 of this report.

Mark T. Smucker	Mark R. Belgya
President and	Vice Chair and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on Internal Control Over Financial Reporting
We have audited The J. M. Smucker Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, The J. M. Smucker Company (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of April 30, 2019 and 2018, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2019, and the related notes and our report dated June 17, 2019, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Akron, Ohio
June 17, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The J. M. Smucker Company (the “Company”) as of April 30, 2019 and 2018, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 17, 2019, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1955.
Akron, Ohio
June 17, 2019

REPORT OF MANAGEMENT ON RESPONSIBILITY
FOR FINANCIAL REPORTING

Shareholders
The J. M. Smucker Company
Management of The J. M. Smucker Company is responsible for the preparation, integrity, accuracy, and consistency of the consolidated financial statements and the related financial information in this report. Such information has been prepared in accordance with U.S. generally accepted accounting principles and is based on our best estimates and judgments.
We maintain systems of internal accounting controls supported by formal policies and procedures that are communicated throughout the Company. There is a program of audits performed by our internal audit staff designed to evaluate the adequacy of and adherence to these controls, policies, and procedures.
Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Management has made all financial records and related data available to Ernst & Young LLP during its audit.
Our audit committee, comprised of three independent non-employee members of the Board of Directors, meets regularly with the independent registered public accounting firm and management to review the work of the internal audit staff and the work, audit scope, timing arrangements, and fees of the independent registered public accounting firm. The audit committee also regularly satisfies itself as to the adequacy of controls, systems, and financial records. The director of the internal audit department is required to report directly to the audit committee as to internal audit matters.
It is our best judgment that our policies and procedures, our program of internal and independent audits, and the oversight activity of the audit committee work together to provide reasonable assurance that our operations are conducted according to law and in compliance with the high standards of business ethics and conduct to which we subscribe.

Mark T. Smucker	Mark R. Belgya
President and	Vice Chair and
Chief Executive Officer	Chief Financial Officer

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended April 30,
(Dollars in millions, except per share data)	2019	2018	2017
Net sales	$7,838.0	$7,357.1	$7,392.3
Cost of products sold	4,922.3	4,521.0	4,557.0
Gross Profit	2,915.7	2,836.1	2,835.3
Selling, distribution, and administrative expenses	1,508.6	1,362.9	1,379.6
Amortization	240.3	206.8	207.3
Goodwill impairment charges	97.9	145.0	—
Other intangible assets impairment charges	107.2	31.9	133.2
Other special project costs (A)	64.1	45.4	76.9
Other operating expense (income) – net	(31.0)	0.1	(4.3)
Operating Income	928.6	1,044.0	1,042.6
Interest expense – net	(207.9)	(174.1)	(163.1)
Other income (expense) – net	(19.1)	(8.9)	(1.1)
Income Before Income Taxes	701.6	861.0	878.4
Income tax expense (benefit)	187.2	(477.6)	286.1
Net Income	$514.4	$1,338.6	$592.3
Earnings per common share:
Net Income	$4.52	$11.79	$5.11
Net Income – Assuming Dilution	$4.52	$11.78	$5.10

(A)	Other special project costs includes integration and restructuring costs. For more information, see Note 3: Integration and Restructuring Costs.
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended April 30,
(Dollars in millions)	2019	2018	2017
Net income	$514.4	$1,338.6	$592.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(19.1)	26.6	(29.9)
Cash flow hedging derivative activity, net of tax	(37.5)	2.0	0.4
Pension and other postretirement benefit plans activity, net of tax	(9.0)	14.3	34.1
Available-for-sale securities activity, net of tax	0.5	(1.2)	0.4
Total Other Comprehensive Income (Loss)	(65.1)	41.7	5.0
Comprehensive Income	$449.3	$1,380.3	$597.3
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONSOLIDATED BALANCE SHEETS

	April 30,
(Dollars in millions)	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$101.3	$192.6
Trade receivables, less allowance for doubtful accounts	503.8	385.6
Inventories:
Finished products	590.8	542.1
Raw materials	319.5	312.3
Total Inventory	910.3	854.4
Other current assets	109.8	122.4
Total Current Assets	1,625.2	1,555.0
Property, Plant, and Equipment
Land and land improvements	122.1	120.1
Buildings and fixtures	903.2	812.6
Machinery and equipment	2,185.0	2,111.5
Construction in progress	321.8	212.1
Gross Property, Plant, and Equipment	3,532.1	3,256.3
Accumulated depreciation	(1,619.7)	(1,527.2)
Total Property, Plant, and Equipment	1,912.4	1,729.1
Other Noncurrent Assets
Goodwill	6,310.9	5,942.2
Other intangible assets – net	6,718.8	5,916.5
Other noncurrent assets	144.0	158.4
Total Other Noncurrent Assets	13,173.7	12,017.1
Total Assets	$16,711.3	$15,301.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$591.0	$512.1
Accrued compensation	85.0	79.8
Accrued trade marketing and merchandising	142.7	101.6
Dividends payable	96.7	88.6
Current portion of long-term debt	798.5	—
Short-term borrowings	426.0	144.0
Other current liabilities	201.6	107.7
Total Current Liabilities	2,341.5	1,033.8
Noncurrent Liabilities
Long-term debt, less current portion	4,686.3	4,688.0
Defined benefit pensions	139.1	144.1
Other postretirement benefits	65.0	61.9
Deferred income taxes	1,398.6	1,377.2
Other noncurrent liabilities	110.3	105.1
Total Noncurrent Liabilities	6,399.3	6,376.3
Total Liabilities	8,740.8	7,410.1
Shareholders’ Equity
Serial preferred shares – no par value: Authorized – 6,000,000 shares; outstanding – none	—	—
Common shares – no par value: Authorized – 300,000,000 shares; outstanding – 113,742,296 at April 30, 2019, and 113,572,840 at April 30, 2018 (net of 32,755,434 and 32,924,890 treasury shares, respectively), at stated value	28.9	28.9
Additional capital	5,755.8	5,739.7
Retained income	2,367.6	2,239.2
Accumulated other comprehensive income (loss)	(181.8)	(116.7)
Total Shareholders’ Equity	7,970.5	7,891.1
Total Liabilities and Shareholders’ Equity	$16,711.3	$15,301.2
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended April 30,
(Dollars in millions)	2019	2018	2017
Operating Activities
Net income	$514.4	$1,338.6	$592.3
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	206.0	206.3	211.7
Amortization	240.3	206.8	207.3
Goodwill impairment charges	97.9	145.0	—
Other intangible assets impairment charges	107.2	31.9	133.2
Share-based compensation expense	20.7	15.4	22.0
Gain on divestiture	(27.7)	—	—
Deferred income tax expense (benefit)	(93.5)	(803.4)	(79.4)
Loss on disposal of assets – net	4.5	6.6	4.4
Other noncash adjustments – net	1.2	3.7	0.4
Defined benefit pension contributions	(29.3)	(39.6)	(28.7)
Changes in assets and liabilities, net of effect from acquisition and divestiture:
Trade receivables	(53.0)	54.7	8.9
Inventories	(5.3)	54.0	(10.4)
Other current assets	13.3	(5.3)	8.9
Accounts payable	43.7	19.0	2.1
Accrued liabilities	66.7	20.5	(39.8)
Income and other taxes	51.8	(28.7)	7.9
Other – net	(17.7)	(7.5)	18.2
Net Cash Provided by (Used for) Operating Activities	1,141.2	1,218.0	1,059.0
Investing Activities
Business acquired, net of cash acquired	(1,903.0)	—	—
Additions to property, plant, and equipment	(359.8)	(321.9)	(192.4)
Proceeds from divestiture	369.5	—	—
Proceeds from sale of investment	—	—	40.6
Proceeds from disposal of property, plant, and equipment	1.1	13.4	0.5
Other – net	(32.0)	30.9	(38.4)
Net Cash Provided by (Used for) Investing Activities	(1,924.2)	(277.6)	(189.7)
Financing Activities
Short-term borrowings (repayments) – net	282.0	(310.0)	170.0
Proceeds from long-term debt	1,500.0	799.6	—
Repayments of long-term debt	(700.0)	(1,050.3)	(200.0)
Quarterly dividends paid	(377.9)	(350.3)	(339.3)
Purchase of treasury shares	(5.4)	(7.0)	(437.6)
Other – net	0.3	(4.0)	0.8
Net Cash Provided by (Used for) Financing Activities	699.0	(922.0)	(806.1)
Effect of exchange rate changes on cash	(7.3)	7.4	(6.2)
Net increase (decrease) in cash and cash equivalents	(91.3)	25.8	57.0
Cash and cash equivalents at beginning of year	192.6	166.8	109.8
Cash and Cash Equivalents at End of Year	$101.3	$192.6	$166.8

( )	Denotes use of cash
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2016	116,306,894	$29.1	$5,860.1	$1,267.7	$(148.4)	$7,008.5
Net income				592.3		592.3
Other comprehensive income (loss)					5.0	5.0
Comprehensive Income						597.3
Purchase of treasury shares	(3,147,659)	(0.8)	(163.6)	(273.2)		(437.6)
Stock plans	280,318	0.1	28.1			28.2
Cash dividends declared, $3.00 per common share				(346.5)		(346.5)
Other			0.1	0.2		0.3
Balance at April 30, 2017	113,439,553	28.4	5,724.7	1,240.5	(143.4)	6,850.2
Net income				1,338.6		1,338.6
Other comprehensive income (loss)					41.7	41.7
Comprehensive Income						1,380.3
Purchase of treasury shares	(54,535)	—	(5.8)	(1.2)		(7.0)
Stock plans	187,822	—	21.3			21.3
Cash dividends declared, $3.12 per common share				(353.7)		(353.7)
Reclassification of stranded tax effects (A)				15.0	(15.0)	—
Other		0.5	(0.5)			—
Balance at April 30, 2018	113,572,840	28.9	5,739.7	2,239.2	(116.7)	7,891.1
Net income				514.4		514.4
Other comprehensive income (loss)					(65.1)	(65.1)
Comprehensive Income						449.3
Purchase of treasury shares	(50,723)	—	(5.4)	—		(5.4)
Stock plans	220,179	—	21.5			21.5
Cash dividends declared, $3.40 per common share				(386.0)		(386.0)
Other		—		—		—
Balance at April 30, 2019	113,742,296	$28.9	$5,755.8	$2,367.6	$(181.8)	$7,970.5

(A)
During the fourth quarter of 2018, we elected to early adopt Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allowed us to reclassify the stranded income tax effects resulting from the Act from accumulated other comprehensive income (loss) to retained earnings.

See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, unless otherwise noted, except per share data)
Note 1: Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its majority-owned investments, if any. Intercompany transactions and accounts are eliminated in consolidation.
Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires that we make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include, among others: estimates of future cash flows associated with assets, potential asset impairments, useful lives and residual values of long-lived assets used in determining depreciation and amortization, net realizable value of inventories, accruals for trade marketing and merchandising programs, income taxes, and the determination of discount and other assumptions for defined benefit pension and other postretirement benefit expenses. Actual results could differ from these estimates.
Cash and Cash Equivalents: We consider all short-term, highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Revenue Recognition: Most of our revenue is derived from the sale of food and beverage products to food retailers and foodservice distributors and operators. We recognize revenue when obligations under the terms of a contract with a customer have been satisfied. This occurs when control of our products transfers, which typically takes place upon delivery to or pick up by the customer. Amounts due from our customers are classified as trade receivables in the Consolidated Balance Sheets and require payment on a short-term basis.
Transaction price is based on the list price included in our published price list, which is then reduced by the estimated impact of variable consideration, such as trade marketing and merchandising programs, discounts, unsaleable product allowances, returns, and similar items, in the same period that the revenue is recognized. To estimate the impact of these costs, we consider customer contract provisions, historical data, and our current expectations.
Our trade marketing and merchandising programs consist of various promotional activities conducted through retail trade, distributors, or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2019, 2018, and 2017, subsequent period adjustments were less than 2 percent of both consolidated pre-tax income and cash provided by operating activities. Total promotional expenditures, including amounts classified as a reduction of sales, represented 36 percent, 35 percent, and 33 percent of net sales in 2019, 2018, and 2017, respectively. The possibility exists that reported results could be different if factors such as the level and success of the promotional programs or other conditions differ from expectations.
For revenue disaggregated by reportable segment, geographical region, and product category, see Note 5: Reportable Segments.
Shipping and Handling Costs: Transportation costs included in cost of products sold relate to the costs incurred to ship our products. Distribution costs are included in selling, distribution, and administrative (“SD&A”) expenses and primarily relate to the warehousing costs incurred to store our products. Total distribution costs recorded within SD&A were $266.6, $245.4, and $252.9 in 2019, 2018, and 2017, respectively.
Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $237.5, $194.2, and $169.8 in 2019, 2018, and 2017, respectively.
Research and Development Costs: Research and development (“R&D”) costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income. R&D costs include expenditures for new product and manufacturing process innovation, which are comprised primarily of internal salaries and wages, consulting, and other supplies attributable to time spent on R&D activities. Other costs include the depreciation and maintenance of research facilities. Total R&D expense was $56.0, $56.0, and $58.1 in 2019, 2018, and 2017, respectively.
Share-Based Payments: Share-based compensation expense, excluding stock options, is recognized on a straight-line basis over the requisite service period, which includes a one-year performance period plus the defined forfeiture period. Compensation expense related to stock options is recognized ratably over the service period for each vesting tranche from the grant date through the end of the requisite service period if it is probable that the performance criteria will be met. The stock options vest over a period of one to three years, dependent on continued service of the option holder, as well as the achievement of the performance objectives established on the grant date.
The following table summarizes amounts related to share-based payments.

	Year Ended April 30,
	2019	2018	2017
Share-based compensation expense included in SD&A	$20.1	$13.7	$22.3
Share-based compensation expense (benefit) included in other special project costs (A)	0.6	1.7	(0.3)
Total share-based compensation expense	$20.7	$15.4	$22.0
Related income tax benefit	$4.9	$4.6	$7.2

(A)
During 2017, we concluded that a portion of the performance objectives were unachievable, and therefore reversed the life-to-date compensation cost recognized. For additional information, see Note 12: Share-Based Payments.

As of April 30, 2019, total unrecognized share-based compensation cost related to nonvested share-based awards was $45.1. The weighted-average period over which this amount is expected to be recognized is 3.3 years.
Realized excess tax benefits are presented in the Statements of Consolidated Cash Flows as an operating activity and are recognized within income taxes in the Statements of Consolidated Income. For 2019, 2018, and 2017, the excess tax benefits realized upon exercise or vesting of share-based compensation were $0.5, $1.5, and $3.3, respectively. For further discussion on share-based compensation expense, see Note 12: Share-Based Payments.
Defined Contribution Plans: We offer employee savings plans for domestic and Canadian employees. Our contributions under these plans are based on a specified percentage of employee contributions. Charges to operations for these plans in 2019, 2018, and 2017 were $37.1, $36.3, and $31.9, respectively. For information on our defined benefit plans, see Note 9: Pensions and Other Postretirement Benefits.
Income Taxes: We account for income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the applicable tax rate is recognized in income or expense in the period that the change is enacted. A tax benefit is recognized when it is more likely than not to be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.
We account for the financial statement recognition and measurement criteria of a tax position taken or expected to be taken in a tax return under FASB ASC 740, Income Taxes. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In accordance with the requirements of ASC 740, uncertain tax positions have been classified in the Consolidated Balance Sheets as noncurrent, except to the extent payment is expected within one year. We recognize net interest and penalties related to unrecognized tax benefits in income tax expense.
On December 22, 2017, the U.S. government enacted the Act, legislating comprehensive tax reform that reduced the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, broadened the U.S. federal income tax base, required companies to pay a one-time transition tax, and created new taxes on certain foreign-sourced earnings as part of a new territorial tax regime. For additional information, see Note 13: Income Taxes.
Trade Receivables: In the normal course of business, we extend credit to customers. Trade receivables, less allowances, reflects the net realizable value of receivables and approximates fair value. We evaluate our trade receivables and establish an allowance for doubtful accounts based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Trade receivables are charged off against the allowance after we determine that the potential for recovery is remote. At April 30, 2019 and 2018, the allowance for doubtful accounts was $1.8 and $1.1, respectively. We believe there is no concentration of risk with any single customer whose failure or nonperformance would materially affect results other than as discussed in Note 5: Reportable Segments.
Inventories: Inventories are stated at the lower of cost or market, with market being defined as net realizable value, less costs to sell. Cost for all inventories is determined using the first-in, first-out method applied on a consistent basis.

The cost of finished products and work-in-process inventory includes materials, direct labor, and overhead. Work-in-process is included in finished products in the Consolidated Balance Sheets and was $72.5 and $80.9 at April 30, 2019 and 2018, respectively.
Derivative Financial Instruments: We account for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging, which requires all derivative instruments to be recognized in the financial statements and measured at fair value, regardless of the purpose or intent for holding them.
We do not qualify commodity derivatives or instruments used to manage foreign currency exchange exposures for hedge accounting treatment and, as a result, the derivative gains and losses are immediately recognized in earnings. Although we do not perform the assessments required to achieve hedge accounting for derivative positions, we believe all of our derivatives are economic hedges of our risk exposure. The exposures hedged have a high inverse correlation to price changes of the derivative instrument. Thus, we would expect that over time any gain or loss in the estimated fair value of the derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.
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
Property, Plant, and Equipment: Property, plant, and equipment is recognized at cost and is depreciated on a straight-line basis over the estimated useful life of the asset (3 to 20 years for machinery and equipment, 1 to 7 years for capitalized software costs, and 5 to 40 years for buildings, fixtures, and improvements).
We lease certain land, buildings, and equipment for varying periods of time, with renewal options. Rent expense in 2019, 2018, and 2017 totaled $99.2, $95.2, and $101.0, respectively. As of April 30, 2019, our minimum operating lease obligations were as follows: $43.0 in 2020, $36.7 in 2021, $30.5 in 2022, $24.8 in 2023, and $12.3 in 2024.
In accordance with FASB ASC 360, Property, Plant, and Equipment, long-lived assets, other than goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds its estimated fair value of the assets. Assets to be disposed of by sale are recognized as held for sale at the lower of carrying value or fair value less costs to sell. Furthermore, determining fair value is subject to estimates of both cash flows and discount rates, and different estimates could yield different results. There are no events or changes in circumstances of which we are aware of that indicate the carrying value of our long-lived assets may not be recoverable at April 30, 2019.
Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the estimated fair value of the net assets of a business acquired. In accordance with FASB ASC 350, Intangibles – Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment. We conduct our annual test for impairment of goodwill and other indefinite-lived intangible assets as of February 1 of each year. As of the current year annual impairment test date, we had seven reporting units. A discounted cash flow valuation technique was utilized to estimate the fair value of our reporting units and indefinite-lived intangible assets. We also used a market-based approach to estimate the fair value of our reporting units. The discount rates utilized in the cash flow analyses were developed using a weighted-average cost of capital methodology. In addition to the annual test, we test for impairment if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying amount. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are evaluated on an annual basis. For additional information, see Note 7: Goodwill and Other Intangible Assets.
Marketable Securities and Other Investments: We maintain funds for the payment of benefits associated with nonqualified retirement plans. These funds include investments considered to be available-for-sale marketable securities. At April 30, 2019 and 2018, the fair value of these investments was $40.9 and $45.8, respectively, and was included in other noncurrent assets in the Consolidated Balance Sheets. Included in accumulated other comprehensive income (loss) at April 30, 2019 and 2018, were unrealized pre-tax gains of $5.4 and $4.7, respectively.
Equity Method Investments: Investments in common stock of entities other than our consolidated subsidiaries are accounted for under the equity method in accordance with FASB ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets.
During 2017, we sold our 25 percent equity interest in Guilin Seamild Biologic Technology Development Co., Ltd. (“Seamild”), a privately-owned manufacturer and marketer of oats products in China. We received proceeds from the sale of $40.6, net of transaction costs, and recognized a pre-tax gain of $3.8 during 2017. The initial investment in Seamild was in 2012 for $35.9 and was included in other noncurrent assets in the Consolidated Balance Sheets. The investment in Seamild did not have a material impact on International and Away From Home or the consolidated financial statements for the year ended April 30, 2017.
Additionally, we have a 20 percent equity interest in Mountain Country Foods, LLC, and a 44 percent equity interest in Numi, Inc. The carrying amount of these investments is included in other noncurrent assets in the Consolidated Balance Sheets. The investments did not have a material impact on the consolidated financial statements or the respective reportable segment to which they relate for the years ended April 30, 2019 and 2018.
Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, while income and expenses are translated using average rates throughout the periods. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). Included in accumulated other comprehensive income (loss) at April 30, 2019 and 2018, were foreign currency losses of $35.5 and $16.4, respectively.
Recently Issued Accounting Standards: In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and
Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. It will be effective for us on May 1, 2020, with the option to early adopt at any time prior to the effective date, and will require adoption on either a retrospective or prospective basis for all implementation costs incurred after the date of adoption. We expect to early adopt as of May 1, 2019, and apply this standard on a prospective basis. We anticipate capitalizing implementation costs of approximately $10.0 related to third-party cloud computing services during 2020.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. Among other changes, the amendments remove the requirement to provide the ratio of earnings to fixed charges exhibit and reduce the requirements for supplemental pro forma information related to business combinations. The annual requirement to disclose dividends declared and the high and low trading prices of our common stock each quarter of the two previous years is also removed. In addition, the disclosure requirements related to the analysis of shareholders' equity are expanded for interim financial statements. An analysis of the changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares. Although this rule was effective on November 5, 2018, the SEC is allowing an extended transition period to implement the expanded shareholders’ equity disclosure requirements, which will be effective for us on May 1, 2019. While the new shareholders’ equity disclosure requirements will impact our interim financial statements beginning in 2020, the amendments in this rule did not have a material impact on our financial statements and disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for all leases with a term of more than 12 months. ASU 2016-02 will be effective for us on
May 1, 2019, and requires a modified retrospective application. In July 2018, the FASB issued ASU 2018-11, Leases
(Topic 842) Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We plan to utilize this transition method upon adoption, and as a result, we will not adjust comparative period financial information or make the new required lease disclosures for periods before the effective date.
Our preparation for the adoption of ASU 2016-02 is substantially complete. We have compiled an inventory of our lease arrangements in order to determine the impact the new guidance will have on our financial statements and disclosures and have implemented new lease accounting software in preparation for the standard’s additional reporting requirements. We have elected certain practical expedients available under the guidance, including a package of practical expedients which allows us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs.
Based on our assessment to date, we expect that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and corresponding lease liabilities in the range of $160.0 to $175.0 in our Consolidated Balance Sheet as of
May 1, 2019. We do not expect the new standard to have a material impact on our Statement of Consolidated Income or Statement of Consolidated Cash Flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new guidance is that an entity must recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It requires additional disclosures to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts. We adopted the requirements of ASU 2014-09 and all related amendments on

May 1, 2018, using the modified retrospective transition method. The adoption did not have an impact on our financial statements. The additional disclosures required are presented above within the Revenue Recognition accounting policy and within Note 5: Reportable Segments.
Risks and Uncertainties: The raw materials we use are primarily commodities, agricultural-based products, and packaging materials. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. Green coffee, peanuts, animal protein meals, oils and fats, sweeteners, grains, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and cost of many of these commodities have fluctuated, and may continue to fluctuate over time. Green coffee is sourced solely from foreign countries, and its supply and price are subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries. Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials and finished goods, such as K-Cup® pods and our Pup-Peroni dog snacks, from single sources of supply pursuant to long-term contracts. While availability may vary from year to year, we believe that we will continue to be able to obtain adequate supplies and that alternatives to single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be in good standing.
We have consolidated our production capacity for certain products, including substantially all of our coffee, Milk-Bone dog snacks, fruit spreads, toppings, and syrups, into single manufacturing sites. Although steps are taken at all of our manufacturing sites to reduce the likelihood of a production disruption, an interruption at a single manufacturing site would result in a reduction or elimination of the availability of some of our products for a period of time.
Of our total employees, 24 percent are covered by union contracts at nine manufacturing locations. The contracts vary in term, with seven contracts expiring in 2020, representing 19 percent of our total employees.
We insure our business and assets in each country against insurable risks, to the extent that we deem appropriate, based upon an analysis of the relative risks and costs.

Note 2: Acquisition

On May 14, 2018, we acquired the stock of Ainsworth in an all-cash transaction, valued at $1.9 billion, inclusive of a working capital adjustment. The transaction was funded with a bank term loan and borrowings under our commercial paper program of approximately $1.5 billion and $400.0, respectively. For additional information on the financing associated with this transaction, refer to Note 8: Debt and Financing Arrangements.

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

The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Ainsworth’s operations, including $747.0 in net sales and $40.8 in operating income, are included in our consolidated financial statements in 2019. The operating income was reduced by the recognition of an unfavorable fair value purchase accounting adjustment of $10.9, attributable to the acquired inventory.

The final purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and other estimates made by management. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, and the excess was recognized as goodwill. Changes to the preliminary fair values during 2019 resulted in a net adjustment to goodwill of $64.1, which was primarily attributable to the finalization of the acquisition date fair value of the identifiable intangibles and the related impact on deferred taxes. The impact of this adjustment to previous period earnings and the consolidated financial statements is immaterial.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Cash and cash equivalents	$1.6
Trade receivables	66.3
Inventories	97.8
Other current assets	4.8
Property, plant, and equipment	83.8
Goodwill	617.8
Other intangible assets	1,260.6
Other noncurrent assets	0.3
Total assets acquired	$2,133.0
Liabilities assumed:
Current liabilities	$83.3
Deferred tax liabilities	126.1
Other noncurrent liabilities	19.0
Total liabilities assumed	$228.4
Net assets acquired	$1,904.6

As a result of the acquisition, we recognized goodwill of $617.8 within the U.S. Retail Pet Foods segment. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities as we integrate Ainsworth into our U.S. Retail Pet Foods segment. Of the total goodwill, $446.0 was deductible for income tax purposes at the acquisition date, of which $416.3 remains deductible at April 30, 2019. The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment, inclusive of the recently acquired Ainsworth business, remain susceptible to future impairment charges, as the carrying values approximate estimated fair values. Any significant adverse change in our near or long-term projections or macroeconomic conditions would result in future impairment charges. For more information, see Note 7: Goodwill and Other Intangible Assets.
The purchase price was allocated to the identifiable other intangible assets acquired as follows:

Intangible assets with finite lives:
Customer and contractual relationships (25-year useful life)	$951.0
Trademarks (5-year useful life)	1.6
Intangible assets with indefinite lives:
Trademarks	308.0
Total other intangible assets	$1,260.6

Ainsworth’s results of operations are included in our consolidated financial statements from the date of the transaction within the U.S. Retail Pet Foods segment. Had the transaction occurred on May 1, 2017, unaudited pro forma consolidated results for 2019 and 2018, would have been as follows:

	Year Ended April 30,
	2019	2018
Net sales	$7,865.4	$8,036.9
Net income	522.6	1,234.6

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

Note 3: Integration and Restructuring Costs

Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain acquisition or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. These integration and restructuring costs are not allocated to segment profit, and the majority of these costs are reported in other special project costs in the Statements of Consolidated Income. The obligation related to employee separation costs is included in other current liabilities in the Consolidated Balance Sheets.

Integration Costs: Total integration costs related to the acquisition of Ainsworth are anticipated to be approximately $50.0, the majority of which are expected to be cash charges. Of the total anticipated integration costs, we expect approximately half to be employee-related. All remaining integration costs are expected to be incurred by the end of 2020.

The following table summarizes our integration costs incurred related to the Ainsworth acquisition.

	2019	Total Costs Incurred to Date at April 30, 2019
Employee-related costs	$15.5	$15.5
Other transition and termination costs	16.6	16.6
Total integration costs	$32.1	$32.1

Noncash charges of $4.1 were included in the integration costs incurred during 2019, which primarily consisted of accelerated depreciation, and also represents the cumulative noncash charges incurred to date. The obligation related to severance costs and retention bonuses was $1.6 at April 30, 2019.

All integration activities related to the acquisition of Big Heart were complete as of April 30, 2018, and as a result, we did not incur any integration costs during 2019. During 2018 and 2017, we incurred total integration costs of $26.6 and $64.1, respectively. Noncash charges of $2.6 and $3.2 were included in the total integration costs incurred in 2018 and 2017, respectively, and primarily consisted of share-based compensation and accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.1 at April 30, 2018, and was fully satisfied at April 30, 2019.

Restructuring Costs: An organization optimization program was approved by the Board during the fourth quarter of 2016. Under this program, we identified opportunities to reduce costs and optimize the organization. Related projects included an organizational redesign and the optimization of our manufacturing footprint. The program was expanded at the end of 2018 to include the restructuring of our geographic footprint, which includes the centralization of our pet food and pet snacks business, as well as certain international non-manufacturing functions, to our corporate headquarters in Orrville, Ohio, furthering collaboration and enhanced agility, while improving cost efficiency.
The organization optimization program was completed during 2019, and as a result, we closed our international offices in China and Mexico, as well as the San Francisco and Burbank, California, offices. Furthermore, all coffee production at our Harahan, Louisiana, facility was consolidated into one of our coffee facilities in New Orleans, Louisiana, during 2018. The program resulted in total headcount reductions of approximately 450 full-time positions.
The following table summarizes our final restructuring costs incurred related to the organization optimization program.

	2019	2018	2017	Total Costs Incurred to Date at April 30, 2019
Employee-related costs	$24.9	$10.1	$12.4	$48.7
Other transition and termination costs	7.1	12.6	6.2	25.9
Total restructuring costs	$32.0	$22.7	$18.6	$74.6

Noncash charges of $3.3, $9.8 and $2.1 were included in the restructuring costs incurred during 2019, 2018 and 2017, respectively. Noncash charges included in total restructuring costs incurred to date were $15.2, and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.8 and $0.3 at
April 30, 2019 and 2018, respectively.
Note 4: Divestiture
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
The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment prior to the sale. We received proceeds from the divestiture of $369.5, which were net of cash transaction costs and included a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $27.7 during 2019, which is included in other operating expense (income) – net within the Statement of Consolidated Income.

Note 5: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have four reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, U.S. Retail Pet Foods, and International and Away From Home.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’ Donuts, and Café Bustelo branded coffee; the U.S. Retail Consumer Foods segment primarily includes domestic sales of Smucker’s, Jif , and Crisco branded products; and the U.S. Retail Pet Foods segment primarily includes domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone, Natural Balance, Kibbles ’n Bits, 9Lives, Nature’s Recipe, and Pup-Peroni branded products. The International and Away From Home segment comprises products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
Effective May 1, 2018, the convenience store channel, which was previously included in the U.S. retail segments, is now included in the International and Away From Home segment. Segment performance for 2018 and 2017 has been reclassified for this realignment.

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

	Year Ended April 30,
	2019	2018	2017
Net sales:
U.S. Retail Coffee	$2,122.3	$2,086.8	$2,102.3
U.S. Retail Consumer Foods	1,761.5	1,985.6	2,072.6
U.S. Retail Pet Foods	2,879.5	2,165.3	2,131.8
International and Away From Home	1,074.7	1,119.4	1,085.6
Total net sales	$7,838.0	$7,357.1	$7,392.3
Segment profit:
U.S. Retail Coffee	$676.3	$612.4	$679.7
U.S. Retail Consumer Foods	406.1	475.3	457.1
U.S. Retail Pet Foods	503.4	439.4	479.0
International and Away From Home	198.5	200.1	190.9
Total segment profit	$1,784.3	$1,727.2	$1,806.7
Amortization	(240.3)	(206.8)	(207.3)
Goodwill impairment charges	(97.9)	(145.0)	—
Other intangible assets impairment charges	(107.2)	(31.9)	(133.2)
Interest expense – net	(207.9)	(174.1)	(163.1)
Unallocated derivative gains (losses)	(54.2)	37.3	(27.2)
Cost of products sold – special project costs (A)	—	(3.9)	(5.7)
Other special project costs (A)	(64.1)	(45.4)	(76.9)
Corporate administrative expenses	(292.0)	(287.5)	(313.8)
Other income (expense) – net	(19.1)	(8.9)	(1.1)
Income before income taxes	$701.6	$861.0	$878.4
Assets:
U.S. Retail Coffee	$4,771.9	$4,815.4	$4,909.9
U.S. Retail Consumer Foods	2,850.8	3,217.5	3,157.2
U.S. Retail Pet Foods	7,847.0	5,932.3	6,232.9
International and Away From Home	1,019.5	1,043.9	1,053.4
Unallocated (B)	222.1	292.1	286.3
Total assets	$16,711.3	$15,301.2	$15,639.7
Depreciation, amortization, and impairment charges:
U.S. Retail Coffee	$98.3	$96.6	$95.7
U.S. Retail Consumer Foods	162.4	80.2	73.2
U.S. Retail Pet Foods	301.4	314.8	280.8
International and Away From Home	52.8	57.8	61.9
Unallocated (C)	36.5	40.6	40.6
Total depreciation, amortization, and impairment charges	$651.4	$590.0	$552.2
Additions to property, plant, and equipment:
U.S. Retail Coffee	$63.9	$89.4	$40.9
U.S. Retail Consumer Foods	138.9	168.9	49.7
U.S. Retail Pet Foods	136.0	34.3	70.5
International and Away From Home	21.0	29.3	31.3
Total additions to property, plant, and equipment	$359.8	$321.9	$192.4

(A)	Special project costs include integration and restructuring costs. For more information, see Note 3: Integration and Restructuring Costs.

(B)	Primarily represents unallocated cash and cash equivalents and corporate-held investments.

(C)	Primarily represents unallocated corporate administrative expense, mainly depreciation and software amortization.

The following table presents certain geographical information.

	Year Ended April 30,
	2019	2018	2017
Net sales:
United States	$7,298.0	$6,786.5	$6,865.1
International:
Canada	$421.9	$431.8	$414.3
All other international	118.1	138.8	112.9
Total international	$540.0	$570.6	$527.2
Total net sales	$7,838.0	$7,357.1	$7,392.3
Assets:
United States	$16,338.0	$14,828.2	$15,214.3
International:
Canada	$362.1	$428.7	$380.9
All other international	11.2	44.3	44.5
Total international	$373.3	$473.0	$425.4
Total assets	$16,711.3	$15,301.2	$15,639.7
Long-lived assets (excluding goodwill and other intangible assets):
United States	$2,037.5	$1,869.8	$1,757.1
International:
Canada	$18.9	$17.4	$13.4
All other international	—	0.3	0.4
Total international	$18.9	$17.7	$13.8
Total long-lived assets (excluding goodwill and other intangible assets)	$2,056.4	$1,887.5	$1,770.9
The following table presents product category information.

	Year Ended April 30,
	2019	2018	2017	Primary Reportable Segment (A)
Coffee	$2,479.4	$2,469.7	$2,492.1	U.S. Retail Coffee
Dog food	1,313.1	756.8	718.6	U.S. Retail Pet Foods
Pet snacks	815.1	767.2	770.7	U.S. Retail Pet Foods
Cat food	812.8	702.5	704.7	U.S. Retail Pet Foods
Peanut butter	756.6	745.1	718.4	U.S. Retail Consumer Foods
Fruit spreads	341.6	353.8	348.6	U.S. Retail Consumer Foods
Frozen handheld	289.0	254.1	226.2	U.S. Retail Consumer Foods
Shortening and oils	253.6	258.1	307.2	U.S. Retail Consumer Foods
Baking mixes and ingredients	185.2	437.9	484.2	U.S. Retail Consumer Foods
Portion control	162.7	160.3	151.9	International and Away From Home
Juices and beverages	123.9	140.8	146.0	U.S. Retail Consumer Foods
Other	305.0	310.8	323.7	International and Away From Home
Total net sales	$7,838.0	$7,357.1	$7,392.3

(A)	The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.

Sales to Walmart Inc. and subsidiaries amounted to 32 percent, 31 percent, and 30 percent of net sales in 2019, 2018, and 2017, respectively. These sales are primarily included in our U.S. retail market segments. No other customer exceeded
10 percent of net sales for any year. Trade receivables at April 30, 2019 and 2018, included amounts due from Walmart Inc. and subsidiaries of $137.7 and $123.1, respectively.

Note 6: Earnings Per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Year Ended April 30,
	2019	2018	2017
Net income	$514.4	$1,338.6	$592.3
Less: Net income allocated to participating securities	2.6	6.8	2.8
Net income allocated to common stockholders	$511.8	$1,331.8	$589.5
Weighted-average common shares outstanding	113.1	113.0	115.5
Add: Dilutive effect of stock options	—	—	0.1
Weighted-average common shares outstanding – assuming dilution	113.1	113.0	115.6
Net income per common share	$4.52	$11.79	$5.11
Net income per common share – assuming dilution	$4.52	$11.78	$5.10

Note 7: Goodwill and Other Intangible Assets
A summary of changes in goodwill by reportable segment is as follows:

	U.S. Retail Coffee	U.S. Retail Consumer Foods	U.S. Retail Pet Foods	International and Away From Home	Total
Balance at May 1, 2017	$2,090.9	$1,599.0	$1,969.5	$417.7	$6,077.1
Impairment charge (A)	—	—	(145.0)	—	(145.0)
Other (B)	—	1.4	—	8.7	10.1
Balance at April 30, 2018	$2,090.9	$1,600.4	$1,824.5	$426.4	$5,942.2
Acquisition	—	—	617.8	—	617.8
Divestiture	—	(144.3)	—	—	(144.3)
Impairment charge (A)	—	(97.9)	—	—	(97.9)
Other (B)	—	—	—	(6.9)	(6.9)
Balance at April 30, 2019	$2,090.9	$1,358.2	$2,442.3	$419.5	$6,310.9

(A)	The amounts reflected in this table represent the accumulated goodwill impairment charges, as there have been no goodwill impairment charges recognized prior to these periods.

(B)	The amounts classified as other represent foreign currency exchange adjustments.

The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency exchange adjustments.

	April 30, 2019			April 30, 2018
	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,471.1	$1,156.8	$3,314.3	$3,520.1	$959.3	$2,560.8
Patents and technology	168.5	127.4	41.1	168.5	114.4	54.1
Trademarks	499.9	166.9	333.0	556.4	145.0	411.4
Total intangible assets subject to amortization	$5,139.5	$1,451.1	$3,688.4	$4,245.0	$1,218.7	$3,026.3
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$3,321.1	$290.7	$3,030.4	$3,078.1	$187.9	$2,890.2
Total other intangible assets	$8,460.6	$1,741.8	$6,718.8	$7,323.1	$1,406.6	$5,916.5
Amortization expense for finite-lived intangible assets was $239.1, $204.8, and $205.9 in 2019, 2018, and 2017, respectively. The weighted-average useful lives of the customer and contractual relationships, patents and technology, and trademarks are 24 years, 14 years, and 17 years, respectively. The weighted-average useful life of total finite-lived intangible assets is
23 years. Based on the carrying amount of intangible assets subject to amortization at April 30, 2019, the estimated amortization expense is $235.3 for 2020, $233.3 for 2021, $229.0 for 2022, $221.4 for 2023, and $216.4 for 2024.

We review goodwill and other indefinite-lived intangible assets at least annually on February 1 for impairment and more often if indicators of impairment exist.

During the third quarter of 2019, we began our annual planning cycle, inclusive of a strategy review within our strategic business areas. Our planning process was not complete at the end of the third quarter; however, we made some decisions related to certain brands resulting in a reduction in our long-term forecasted net sales of certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, excluding the acquired Ainsworth business. As a result of the strategic decisions made at that time, the reduction in long-term forecasted net sales for these indefinite-lived trademarks, and the narrow differences between fair value and carrying value as of April 30, 2018, we performed an interim impairment analysis on these trademarks during the third quarter of 2019, which resulted in an impairment charge of $107.2. This charge was included as a noncash charge in our Statement of Consolidated Income.

As of February 1, 2019, we completed the annual impairment review, in which goodwill impairment was tested at the reporting unit level for our seven reporting units. As a result, we recognized an impairment charge of $97.9, related to the goodwill of the Natural Foods reporting unit within the U.S. Retail Consumer Foods segment, which was driven by a reduction in our long-term net sales and profitability projections. The reduction in projections for the Natural Foods reporting unit was driven by certain brand-specific strategic decisions made during the fourth quarter of 2019 that prioritized investments in growth brands outside of the reporting unit, as well as the impact of recent category trends. The goodwill impairment charge was included as a noncash charge in our Statement of Consolidated Income and represents the remaining carrying value of the goodwill within the reporting unit. Furthermore, we completed an impairment review of the remaining long-lived assets within the Natural Foods reporting unit and did not recognize any additional impairment. Related to the remaining reporting units, we did not recognize any impairment charges related to goodwill or any of their respective indefinite-lived trademarks.

As of the annual test date, the estimated fair value was substantially in excess of the carrying value for the majority of the remaining reporting units and material indefinite-lived intangible assets, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the Pet Foods reporting unit and all indefinite-lived trademarks within the U.S. Retail Pet Foods segment. The carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were

$2.4 billion and $1.5 billion, respectively, as of April 30, 2019. These intangible assets are susceptible to future impairment charges due to narrow differences between fair value and carrying value as a result of recent impairment charges and the acquisition of Ainsworth in May 2018. Additional sensitivity analyses were performed for the Pet Foods reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a hypothetical 50-basis-point increase in the weighted-average cost of capital. Both scenarios independently yielded an estimated fair value for the Pet Foods reporting unit below carrying value. Therefore, any significant adverse changes to the forecasted net sales or profitability, as well as any significant adverse changes in strategy, could result in future impairment charges which could be material.

During the third quarter of 2018, as a result of a decline in forecasted net sales for the U.S. Retail Pet Foods segment in combination with the narrow differences between estimated fair value and carrying value of the Pet Foods reporting unit and indefinite-lived trademarks as of April 30, 2017, we performed an interim impairment analysis on the goodwill of the Pet Foods reporting unit and the indefinite-lived trademarks included within the U.S. Retail Pet Foods segment. We recognized total impairment charges of $176.9 in 2018, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively. These noncash charges were included in our Statement of Consolidated Income. Furthermore, at that time, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, in connection with the third quarter of 2018 interim impairment analysis. As a result, we did not perform Step 2 of the goodwill impairment test for the goodwill of the Pet Foods reporting unit, and recorded the impairment charge based on the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of the goodwill.

Note 8: Debt and Financing Arrangements
Long-term debt consists of the following:

	April 30, 2019		April 30, 2018
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
2.20% Senior Notes due December 6, 2019	$300.0	$299.5	$300.0	$298.6
2.50% Senior Notes due March 15, 2020	500.0	499.0	500.0	497.8
3.50% Senior Notes due October 15, 2021	750.0	768.4	750.0	775.6
3.00% Senior Notes due March 15, 2022	400.0	398.0	400.0	397.3
3.50% Senior Notes due March 15, 2025	1,000.0	995.2	1,000.0	994.4
3.38% Senior Notes due December 15, 2027	500.0	496.2	500.0	495.8
4.25% Senior Notes due March 15, 2035	650.0	643.5	650.0	643.1
4.38% Senior Notes due March 15, 2045	600.0	586.0	600.0	585.4
Term Loan Credit Agreement due May 14, 2021	800.0	799.0	—	—
Total long-term debt	$5,500.0	$5,484.8	$4,700.0	$4,688.0
Current portion of long-term debt	800.0	798.5	—	—
Total long-term debt, less current portion	$4,700.0	$4,686.3	$4,700.0	$4,688.0

(A)	Represents the carrying amount included in the Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, terminated interest rate contracts, and offering discounts.
We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, the mark-to-market gains or losses on these contracts are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transactions affect earnings. At April 30, 2019, unrealized losses of $49.1 were deferred in accumulated other comprehensive income (loss) for these derivative instruments. For additional information, see Note 10: Derivative Financial Instruments.
In April 2018, we entered into a Term Loan with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition, as discussed in Note 2: Acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or LIBOR, based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of April 30, 2019, we have prepaid $700.0 on the Term Loan to date. The interest rate on the Term Loan at April 30, 2019, was 3.62 percent. We have incurred total capitalized debt issuance costs of $2.8, of which $2.0 was incurred upon drawing on the Term Loan in 2019, and is being amortized to interest expense over the time period for which the debt is outstanding.
All of our Senior Notes outstanding at April 30, 2019, are unsecured, and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.

We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at both April 30, 2019 and 2018.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2019 and 2018, we had $426.0 and $144.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 2.75 percent and 2.20 percent, respectively.
Interest paid totaled $213.3, $158.9, and $162.2 in 2019, 2018, and 2017, respectively. This differs from interest expense due to the amortization of debt issuance costs and discounts, effect of interest rate contracts, capitalized interest, payment of other debt fees, and timing of interest payments.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.

Note 9: Pensions and Other Postretirement Benefits

We have defined benefit pension plans covering certain U.S. and Canadian employees. Pension benefits are based on the employee’s years of service and compensation levels. Our plans are funded in conformity with the funding requirements of applicable government regulations.
In addition to providing pension benefits, we sponsor several unfunded postretirement plans that provide health care and life insurance benefits to certain retired U.S. and Canadian employees. These plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features, such as deductibles and coinsurance. Covered employees generally are eligible for these benefits when they reach age 55 and have attained 10 years of credited service.

The following table summarizes the components of net periodic benefit cost and the change in accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans.

	Defined Benefit Pension Plans			Other Postretirement Benefits
Year Ended April 30,	2019	2018	2017	2019	2018	2017
Service cost	$2.1	$5.2	$12.7	$1.9	$2.0	$2.3
Interest cost	23.2	21.6	25.3	2.3	2.1	2.6
Expected return on plan assets	(26.8)	(28.8)	(29.3)	—	—	—
Amortization of prior service cost (credit)	0.9	0.9	1.1	(1.3)	(1.4)	(1.5)
Amortization of net actuarial loss (gain)	8.3	11.5	13.8	(0.6)	(0.3)	(0.2)
Curtailment loss (gain)	0.3	—	—	—	—	—
Settlement loss (gain)	7.1	2.3	(0.7)	—	—	—
Termination benefit cost	—	—	—	0.2	—	—
Net periodic benefit cost	$15.1	$12.7	$22.9	$2.5	$2.4	$3.2

Other changes in plan assets and benefit liabilities recognized in accumulated other comprehensive income (loss) before income taxes:
Prior service credit (cost) arising during the year	$—	$—	$2.1	$(2.0)	$(0.2)	$3.0
Net actuarial gain (loss) arising during the year	(22.9)	3.5	1.5	(2.8)	5.5	2.3
Amortization of prior service cost (credit)	0.9	0.9	1.1	(1.3)	(1.4)	(1.5)
Amortization of net actuarial loss (gain)	8.3	11.5	13.8	(0.6)	(0.3)	(0.2)
Curtailment loss (gain)	0.3	—	28.8	—	—	0.1
Settlement loss (gain)	7.1	2.3	(0.7)	—	—	—
Foreign currency translation	1.2	(1.8)	2.5	—	(0.1)	—
Net change for year	$(5.1)	$16.4	$49.1	$(6.7)	$3.5	$3.7

Weighted-average assumptions used in determining net periodic benefit costs:
U.S. plans:
Discount rate used to determine benefit obligation	4.17%	3.95%	3.85%	4.13%	3.86%	3.80%
Discount rate used to determine service cost	4.29	4.20	3.85	4.23	4.06	3.80
Discount rate used to determine interest cost	3.87	3.38	3.85	3.79	3.24	3.80
Expected return on plan assets	5.66	6.27	6.27	—	—	—
Rate of compensation increase	3.59	3.78	3.96	—	—	—
Canadian plans:
Discount rate used to determine benefit obligation	3.57%	3.22%	3.60%	3.55%	3.19%	3.50%
Discount rate used to determine service cost	3.64	3.39	3.60	3.77	3.70	3.50
Discount rate used to determine interest cost	3.23	2.60	3.60	3.23	2.58	3.50
Expected return on plan assets	5.25	5.00	5.25	—	—	—
Rate of compensation increase	3.00	3.00	3.00	—	—	—
We amortize gains and losses for our postretirement plans over the average expected future period of vested service. For plans that consist of less than 5 percent of participants that are active, average life expectancy is used instead of the average expected useful service period.

We use a measurement date of April 30 to determine defined benefit pension and other postretirement benefit plans’ assets and benefit obligations. The following table sets forth the combined status of the plans as recognized in the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Other Postretirement Benefits
April 30,	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$639.7	$677.3	$65.9	$70.7
Service cost	2.1	5.2	1.9	2.0
Interest cost	23.2	21.6	2.3	2.1
Amendments	—	—	2.0	0.2
Actuarial loss (gain)	17.0	(10.8)	2.8	(5.5)
Benefits paid	(33.9)	(36.0)	(4.7)	(4.3)
Foreign currency translation adjustments	(3.6)	5.8	(0.3)	0.7
Curtailment	(1.3)	—	—	—
Settlement	(27.7)	(23.4)	—	—
Termination benefit cost	—	—	0.2	—
Benefit obligation at end of year	$615.5	$639.7	$70.1	$65.9
Change in plan assets:
Fair value of plan assets at beginning of year	$497.0	$489.2	$—	$—
Actual return on plan assets	19.6	21.5	—	—
Company contributions	29.3	39.6	4.7	4.3
Benefits paid	(33.9)	(36.0)	(4.7)	(4.3)
Settlement	(27.7)	(23.4)	—	—
Foreign currency translation adjustments	(4.0)	6.1	—	—
Fair value of plan assets at end of year	$480.3	$497.0	$—	$—
Funded status of the plans	$(135.2)	$(142.7)	$(70.1)	$(65.9)
Defined benefit pensions	$(139.1)	$(144.1)	$—	$—
Other noncurrent assets	8.0	9.5	—	—
Accrued compensation	(4.1)	(8.1)	(5.1)	(4.0)
Other postretirement benefits	—	—	(65.0)	(61.9)
Net benefit liability	$(135.2)	$(142.7)	$(70.1)	$(65.9)
The following table summarizes amounts recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, before income taxes.

	Defined Benefit Pension Plans		Other Postretirement Benefits
April 30,	2019	2018	2019	2018
Net actuarial gain (loss)	$(157.2)	$(150.9)	$10.2	$13.6
Prior service credit (cost)	(3.5)	(4.7)	5.8	9.1
Total recognized in accumulated other comprehensive income (loss)	$(160.7)	$(155.6)	$16.0	$22.7
During 2020, we expect to recognize amortization of net actuarial losses and prior service credit of $7.7 and $0.3, respectively, in net periodic benefit cost.
As of April 30, 2017, we changed the approach utilized to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. As of April 30, 2017, we utilized a spot rate approach for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. This approach does not affect the measurement of the total benefit obligations, and has been accounted for as a change in estimate that is effected by a change in accounting principle. As such, we accounted for this change in methodology on a prospective basis beginning May 1, 2017, which resulted in a benefit of approximately $4.3 in 2018.

The following table sets forth the weighted-average assumptions used in determining the benefit obligations.

	Defined Benefit Pension Plans		Other Postretirement Benefits
April 30,	2019	2018	2019	2018
U.S. plans:
Discount rate	3.99%	4.17%	3.91%	4.13%
Rate of compensation increase	3.56	3.59	—	—
Canadian plans:
Discount rate	3.21%	3.57%	3.19%	3.55%
Rate of compensation increase	3.00	3.00	—	—
For 2020, the assumed health care trend rates are 6.5 percent and 4.5 percent for the U.S. and Canadian plans, respectively. The rate for participants under age 65 is assumed to decrease to 5.0 percent in calendar 2026 for the U.S. plan and remain at 4.5 percent for the Canadian plan. The health care cost trend rate assumption impacts the amount of the other postretirement benefits obligation and periodic other postretirement benefits cost reported. A one percentage point annual change in the assumed health care cost trend rate would have the following effect as of April 30, 2019:

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on benefit obligation	1.1	1.1
The following table sets forth selective information pertaining to our Canadian pension and other postretirement benefit plans, which is included in the consolidated information presented on pages 58 and 59.

	Defined Benefit Pension Plans		Other Postretirement Benefits
Year Ended April 30,	2019	2018	2019	2018
Benefit obligation at end of year	$84.8	$87.6	$7.1	$7.3
Fair value of plan assets at end of year	92.1	96.4	—	—
Funded status of the plans	$7.3	$8.8	$(7.1)	$(7.3)
Components of net periodic benefit cost:
Service cost	$0.1	$0.2	$—	$—
Interest cost	2.7	2.4	0.2	0.3
Expected return on plan assets	(4.8)	(5.0)	—	—
Amortization of net actuarial loss (gain)	0.9	0.8	—	—
Net periodic benefit cost (credit)	$(1.1)	$(1.6)	$0.2	$0.3
Changes in plan assets:
Company contributions	$0.1	$0.9	$0.5	$0.5
Benefits paid	(6.5)	(6.8)	(0.5)	(0.5)
Actual return on plan assets	6.1	1.5	—	—
Foreign currency translation	(3.9)	6.0	—	—

The following table sets forth additional information related to our defined benefit pension plans.

	April 30,
	2019	2018
Accumulated benefit obligation for all pension plans	$605.6	$627.9
Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$521.5	$541.3
Fair value of plan assets	388.2	400.6
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$531.4	$552.9
Fair value of plan assets	388.2	400.6

We employ a total return on investment approach for the defined benefit pension plans’ assets. A mix of equity, fixed-income, and alternative investments is used to maximize the long-term rate of return on assets for the level of risk. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, we consider the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. The actual rate of return was
3.8 percent and 5.4 percent for the years ended April 30, 2019 and 2018, respectively, which excludes administrative and investment expenses.
Our current investment policy is to invest approximately 60 percent of assets in fixed-income securities, with the remaining invested primarily in equity securities.
The following tables summarize the major asset classes for the U.S. and Canadian defined benefit pension plans and the levels within the fair value hierarchy for those assets measured at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets At April 30, 2019
Cash and cash equivalents (A)	$0.5	$—	$—	$0.5
Equity securities:
U.S. (B)	65.7	1.8	—	67.5
International (C)	74.3	9.2	—	83.5
Fixed-income securities:
Bonds (D)	220.6	—	—	220.6
Fixed income (E)	51.8	—	—	51.8
Other types of investments (F)	—	46.3	—	46.3
Total financial assets measured at fair value	$412.9	$57.3	$—	$470.2
Total financial assets measured at net asset value (G)				10.1
Total plan assets				$480.3

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets At April 30, 2018
Cash and cash equivalents (A)	$3.7	$—	$—	$3.7
Equity securities:
U.S. (B)	94.8	1.9	—	96.7
International (C)	73.2	9.7	—	82.9
Fixed-income securities:
Bonds (D)	231.8	—	—	231.8
Fixed income (E)	53.0	—	—	53.0
Other types of investments (F)	—	16.8	3.2	20.0
Total financial assets measured at fair value	$456.5	$28.4	$3.2	$488.1
Total financial assets measured at net asset value (G)				8.9
Total plan assets				$497.0

(A)
This category includes money market holdings with maturities of three months or less and are classified as Level 1 assets. Based on the short-term nature of these assets, carrying value approximates fair value.

(B)
This category is invested in a diversified portfolio of common stocks and index funds that primarily invest in U.S. stocks with broad market capitalization ranges similar to those found in the S&P 500 Index and/or the various Russell Indices and are traded on active exchanges. The Level 1 assets are valued using quoted market prices for identical securities in active markets. The Level 2 asset is comprised of a pooled fund that consists of equity securities traded on active exchanges.

(C)
This category is invested primarily in common stocks and other equity securities traded on active exchanges of foreign issuers located outside the U.S. The fund invests primarily in developed countries, but may also invest in emerging markets. The Level 1 assets are valued using quoted market prices for identical securities in active markets. The Level 2 asset is comprised of a pooled fund that consists of equity securities traded on active exchanges.

(D)
This category is primarily comprised of bond funds, which seek to duplicate the return characteristics of high-quality U.S. and foreign corporate bonds with a duration range of 10 to 13 years, as well as various U.S. Treasury Separate Trading of Registered Interest and

Principal holdings, with wide-ranging maturity dates. The Level 1 assets are valued using quoted market prices for identical securities in active markets.

(E)
This category is comprised of fixed-income funds that invest primarily in government-related bonds of non-U.S. issuers and include investments in the Canadian, as well as emerging markets. The Level 1 assets are valued using quoted market prices for identical securities in active markets.

(F)
This category is comprised of a real estate fund whereby the underlying investments are contained in the Canadian market, a common collective trust fund investing in direct commercial property funds, and a private limited investment partnership in 2018. The real estate fund and the collective trust fund investing in direct commercial property are classified as a Level 2 asset, whereby the underlying securities are valued utilizing quoted market prices for identical securities in active markets and based on the quoted market prices of the underlying investments in the common collective trust, respectively. The private investment limited partnership in 2018 is classified as a Level 3 asset. The investments in this partnership were valued at estimated fair value based on audited financial statements received from the general partner.

(G)
This category is comprised of a private equity fund that consists primarily of limited partnership interests in corporate finance and venture capital funds, as well as a private limited investment partnership. The fair value estimates of the private equity fund and private limited investment partnership are based on the underlying funds’ net asset values further as a practical expedient equivalent to the Company’s defined benefit plan’s ownership interest in partners’ capital, whereby a proportionate share of the net assets is attributed and further corroborated by our review. The private equity fund and private limited investment partnership are non-redeemable, and the return of principal is based on the liquidation of the underlying assets. In accordance with ASU 2015-07, the private equity fund and private limited investment partnership are removed from the total financial assets measured at fair value and disclosed separately.

We expect to contribute approximately $1.2 to the defined benefit pension plans in 2020. We expect the following payments to be made from the defined benefit pension and other postretirement benefit plans: $49.5 in 2020, $47.4 in 2021, $47.0 in 2022, $51.0 in 2023, $46.4 in 2024, and $222.4 in 2025 through 2029.
Multi-Employer Pension Plan: We participate in one multi-employer pension plan, the Bakery and Confectionery Union and Industry International Pension Fund (“Bakery and Confectionery Union Fund”) (52-6118572), which provides defined benefits to certain union employees. During 2019 and 2018, a total of $2.3 and $2.0 was contributed to the plan, respectively, and we anticipate contributions of $2.2 in 2020.
The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans. For instance, the assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, and if a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to the withdrawing employer may be the responsibility of the remaining participating employers. Additionally, if we stop participating in the multi-employer pension plan, we may be required to pay the plan an amount based on our allocable share of the underfunded status of the plan, referred to as a withdrawal liability.
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year-end, not our fiscal year-end. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. During calendar year 2018, the Bakery and Confectionery Union Fund was in Red Zone status, as the current funding status was 51.6 percent. A funding improvement plan, or rehabilitation plan, has been implemented.

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

We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, unrealized losses of $49.1 were deferred in accumulated other comprehensive income (loss) at April 30, 2019.

In 2018, we terminated a treasury lock concurrent with the pricing of the Senior Notes due December 15, 2027, which was designated as a cash flow hedge and used to manage our exposure to interest rate volatility. The termination resulted in a gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as a reduction to interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction of interest expense. To date, we have recognized $33.0 of the gain, of which $8.0, $7.8, and $7.6 were recognized in 2019, 2018, and 2017, respectively. The remaining gain will be recognized as follows: $8.1 in 2020, $8.4 in 2021, and $4.0 in 2022.

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Consolidated Balance     Sheets.

	April 30, 2019
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$49.1	$—	$—
Total derivatives designated as hedging instruments	$—	$49.1	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$4.8	$25.8	$—	$—
Foreign currency exchange contracts	1.4	0.2	—	—
Total derivative not designated as hedging instruments	$6.2	$26.0	$—	$—
Total derivative instruments	$6.2	$75.1	$—	$—
	April 30, 2018
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$14.8	$6.8	$0.4	$0.2
Foreign currency exchange contracts	2.2	0.7	—	—
Total derivative instruments	$17.0	$7.5	$0.4	$0.2
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At April 30, 2019 and 2018, we maintained cash margin account balances of $40.7 and $10.9, respectively, included in other current assets in the Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

Interest expense – net, as presented in the Statements of Consolidated Income, was $207.9, $174.1, and $163.1 in 2019, 2018, and 2017, respectively. The following table presents information on the pre-tax gains and losses recognized on interest rate contracts designated as cash flow hedges.

	Year Ended April 30,
	2019	2018	2017
Gains (losses) recognized in other comprehensive income (loss)	$(49.1)	$2.7	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense	(0.4)	(0.5)	(0.6)
Change in accumulated other comprehensive income (loss)	$(48.7)	$3.2	$0.6

Included as a component of accumulated other comprehensive income (loss) at April 30, 2019 and 2018, were deferred net pre-tax losses of $52.5 and $3.8, respectively, related to the active and terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $12.1 and $0.9 at April 30, 2019 and 2018, respectively. Approximately $0.8 of the net pre-tax loss will be recognized over the next 12 months related to the active and terminated interest rate contracts.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Year Ended April 30,
	2019	2018	2017
Gains (losses) on commodity contracts	$(98.6)	$6.5	$(45.2)
Gains (losses) on foreign currency exchange contracts	3.0	(5.9)	9.8
Total gains (losses) recognized in costs of products sold	$(95.6)	$0.6	$(35.4)
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

	Year Ended April 30,
	2019	2018	2017
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$(95.6)	$0.6	$(35.4)
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(41.4)	(36.7)	(8.2)
Unallocated derivative gains (losses)	$(54.2)	$37.3	$(27.2)
The net cumulative unallocated derivative gains and losses at April 30, 2019 and 2018, were losses of $52.5 and gains of $1.7, respectively.
The following table presents the gross notional value of outstanding derivative contracts.

	Year Ended April 30,
	2019	2018
Commodity contracts	$544.8	$658.0
Foreign currency exchange contracts	144.9	122.1
Interest rate contracts	800.0	—

Note 11: Other Financial Instruments and Fair Value Measurements
Financial instruments, other than derivatives, that potentially subject us to significant concentrations of credit risk consist principally of cash investments, short-term borrowings, and trade receivables. The carrying value of these financial instruments approximates fair value. Our remaining financial instruments, with the exception of long-term debt, are recognized at estimated fair value in the Consolidated Balance Sheets.
The following table provides information on the carrying amounts and fair values of our financial instruments.

	April 30, 2019		April 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$40.9	$40.9	$45.8	$45.8
Derivative financial instruments – net	(68.9)	(68.9)	9.7	9.7
Total long-term debt	(5,484.8)	(5,504.0)	(4,688.0)	(4,579.8)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2019
Marketable securities and other investments: (A)
Equity mutual funds	$8.7	$—	$—	$8.7
Municipal obligations	—	31.7	—	31.7
Money market funds	0.5	—	—	0.5
Derivative financial instruments: (B)
Commodity contracts – net	(20.7)	(0.3)	—	(21.0)
Foreign currency exchange contracts – net	(0.1)	1.3	—	1.2
Interest rate contracts	—	(49.1)	—	(49.1)
Total long-term debt (C)	(4,646.6)	(857.4)	—	(5,504.0)
Total financial instruments measured at fair value	$(4,658.2)	$(873.8)	$—	$(5,532.0)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2018
Marketable securities and other investments: (A)
Equity mutual funds	$9.3	$—	$—	$9.3
Municipal obligations	—	36.1	—	36.1
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	7.2	1.0	—	8.2
Foreign currency exchange contracts – net	0.1	1.4	—	1.5
Total long-term debt (C)	(4,579.8)	—	—	(4,579.8)
Total financial instruments measured at fair value	$(4,562.8)	$38.5	$—	$(4,524.3)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of April 30, 2019, our municipal obligations are scheduled to mature as follows: $0.4 in 2020, $1.0 in 2021, $0.5 in 2022, $1.5 in 2023, and the remaining $28.3 in 2024 and beyond. For additional information, see Marketable Securities and Other Investments in Note 1: Accounting Policies.

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

Furthermore, we recognized impairment charges of $205.1 during 2019, of which $97.9 and $107.2 related to the goodwill of the Natural Foods reporting unit within the U.S. Retail Consumer Foods segment and certain indefinite-lived trademarks in the U.S. Retail Pet Foods segment, respectively. During 2018, we recognized impairment charges of $176.9, of which $145.0 and $31.9 related to the goodwill of the Pet Foods reporting unit and certain indefinite-lived trademarks within the U.S. Retail Pet Foods segment, respectively. These adjustments were included as noncash charges in our Statements of

Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the reporting unit and indefinite-lived trademarks. For additional information, see Goodwill and Other Intangible Assets in Note 1: Accounting Policies and Note 7: Goodwill and Other Intangible Assets.

Note 12: Share-Based Payments
We provide for equity-based incentives to be awarded to key employees and non-employee directors. Currently, these incentives consist of restricted shares, restricted stock units (which may also be referred to as deferred stock units), performance units, and stock options. These awards are administered primarily through the 2010 Equity and Incentive Compensation Plan initially approved by our shareholders in August 2010 and re-approved in August 2015. Awards under this plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units, incentive awards, and other share-based awards. Awards under this plan may be granted to our non-employee directors, consultants, officers, and other employees. Deferred stock units granted to non-employee directors vest immediately and, along with dividends credited on those deferred stock units, are paid out in the form of common shares upon termination of service as a non-employee director. At April 30, 2019, there were 5,380,499 shares available for future issuance under this plan.
Under the 2010 Equity and Incentive Compensation Plan, we have the option to settle share-based awards by issuing common shares from treasury, issuing new Company common shares, or issuing a combination of common shares from treasury and new Company common shares.
Stock Options: No stock options have been granted under the 2010 Equity and Incentive Compensation Plan since 2016. Stock options granted in 2016 vested over periods of one to three years, dependent on the continued service of the option holder, as well as the achievement of performance objectives established on the grant date. The exercise price of all stock options granted was equal to the market value of the shares on the date of grant, and all stock options granted and outstanding have a contractual term of 10 years.
The following table is a summary of our stock option activity.

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at May 1, 2018	823,332	$113.20
Exercised	—	—
Cancelled	423,332	113.16
Outstanding at April 30, 2019	400,000	$113.24
Exercisable at April 30, 2019	400,000	$113.24
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. The total intrinsic value for stock options both outstanding and exercisable was $3.8 at
April 30, 2019, both with an average remaining contractual term of 6.0 years. The total intrinsic value of stock options exercised during 2018 was $0.6, and during both 2019 and 2017, there were no stock options exercised. The closing market price of our common stock on the last trading day of 2019 was $122.63 per share.
Compensation cost related to stock options is recognized ratably over the service period from the grant date through the end of the requisite service period to the extent the performance objectives are likely to be achieved. During 2019, we did not recognize any compensation cost related to stock options, as the requisite service period ended on April 30, 2018. The compensation cost for stock option awards totaled $0.4 for the year ended April 30, 2018, and the compensation net benefit totaled $1.0 for the year ended April 30, 2017, which was included in other special project costs in the Statements of Consolidated Income. During 2017, we concluded that a portion of the performance objectives were unachievable, and therefore reversed the life-to-date compensation cost recognized. The tax expense related to the stock option expense was $0.1 for 2018, and the net benefit was $0.4 for 2017. There was no unrecognized compensation cost related to stock options at April 30, 2019.
We did not receive cash from stock option exercises for the years ended April 30, 2019 and 2017. Cash received from stock option exercises was $3.9 for the year ended April 30, 2018.

Other Equity Awards: The following table is a summary of our restricted shares, deferred stock units, and performance units.

	Restricted Shares and Deferred Stock Units	Weighted- Average Grant Date Fair Value	Performance Units	Weighted- Average Conversion Date Fair Value
Outstanding at May 1, 2018	542,358	$122.39	84,051	$103.86
Granted	194,932	104.33	85,154	123.68
Converted	84,051	103.86	(84,051)	103.86
Vested	(158,914)	107.16	—	—
Forfeited	(78,851)	118.02	—	—
Outstanding at April 30, 2019	583,576	$118.44	85,154	$123.68
The weighted-average grant date fair value of equity awards other than stock options that vested in 2019, 2018, and 2017 was $17.0, $17.1, and $24.6, respectively. The vesting date fair value of equity awards other than stock options that vested in 2019, 2018, and 2017 was $17.0, $20.7, and $32.7, respectively. The weighted-average grant date fair value of restricted shares and deferred stock units is the average of the high and the low share price on the date of grant. The weighted-average conversion date fair value of performance units is the average of the high and the low share price on the date of conversion to restricted shares. The following table summarizes the weighted-average fair values of the equity awards granted.

Year Ended April 30,	Restricted Shares and Deferred Stock Units	Weighted- Average Grant Date Fair Value	Performance Units	Weighted- Average Conversion Date Fair Value
2019	194,932	$104.33	85,154	$123.68
2018	136,127	126.80	84,051	103.86
2017	180,997	133.92	73,701	126.80
The performance units column represents the number of restricted shares received by certain executive officers, subsequent to year-end, upon conversion of the performance units earned during the year. Restricted shares and deferred stock units generally vest four years from the date of grant or upon the attainment of a defined age and years of service, subject to certain retention requirements.

Note 13: Income Taxes

Income before income taxes is as follows:

	Year Ended April 30,
	2019	2018	2017
Domestic	$659.2	$828.6	$836.8
Foreign	42.4	32.4	41.6
Income before income taxes	$701.6	$861.0	$878.4

The components of the provision for income taxes are as follows:

	Year Ended April 30,
	2019	2018	2017
Current:
Federal	$227.9	$277.9	$325.1
Foreign	16.0	7.9	11.0
State and local	36.8	40.0	29.4
Deferred:
Federal	(73.6)	(802.3)	(78.3)
Foreign	(0.1)	0.5	1.6
State and local	(19.8)	(1.6)	(2.7)
Total income tax expense (benefit)	$187.2	$(477.6)	$286.1

A reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows:

	Year Ended April 30,
(Percent of Pre-tax Income)	2019	2018	2017
Statutory federal income tax rate	21.0%	30.4%	35.0%
Tax reform – net impact on U.S. deferred tax assets and liabilities	—	(92.0)	—
Tax reform – transition tax	(0.5)	3.0	—
Goodwill impairment charges	2.9	5.5	—
Sale of the U.S. baking business	2.4	—	—
State and local income taxes	2.7	1.9	2.1
Domestic manufacturing deduction	—	(3.0)	(3.7)
Deferred tax benefit from integration	(2.4)	—	—
Other items – net	0.6	(1.3)	(0.8)
Effective income tax rate	26.7%	(55.5)%	32.6%
Income taxes paid	$250.9	$336.8	$367.2
Income tax expense of $187.2 for 2019 includes the permanent tax impacts associated with the sale of the U.S. baking business and a goodwill impairment charge, partially offset by a noncash deferred tax benefit related to the integration of Ainsworth into the Company. The income tax benefit of $477.6 for 2018 included the net benefit of our discrete adjustments resulting directly from U.S. tax reform, as discussed below, partially offset by the permanent tax impact of a goodwill impairment charge.
U.S. Tax Reform: On December 22, 2017, the U.S. government enacted the Act, legislating comprehensive tax reform that reduced the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, broadened the U.S. federal income tax base, required companies to pay a one-time transition tax, and created new taxes on certain foreign-sourced earnings as part of a new territorial tax regime.

During the third quarter of 2019, we finalized our accounting for the income tax effects of enactment of the Act, as required by ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which resulted in an immaterial adjustment to the net provisional benefit of $765.8 previously recorded during 2018. The net benefit included the revaluation of net deferred tax liabilities at the reduced federal income tax rate, offset in part by the estimated impact of the one-time transition tax.

Despite the completion of our accounting for the Act, the amounts recorded may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”) and various other taxing jurisdictions, all of which are continuing to analyze the complexities and interdependencies of the provisions within the Act. Any future legislative and interpretive actions could result in additional income tax impacts which could be material in the period any such changes are enacted.
We are a voluntary participant in the Compliance Assurance Process (“CAP”) program offered by the IRS and are currently under a CAP examination for the tax years ended April 30, 2019 and 2018. Through the contemporaneous exchange of information with the IRS, this program is designed to identify and resolve tax positions with the IRS prior to the filing of a tax return, which allows us to remain current with our IRS examinations. The IRS has completed the CAP examinations for the tax years ended April 30, 2017 and 2016. The tax years prior to 2016 are no longer subject to U.S. federal tax examination. With limited exceptions, we are no longer subject to examination for state and local jurisdictions for the tax years prior to 2015 and for the tax years prior to 2012 for foreign jurisdictions.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of our deferred tax assets and liabilities are as follows:

	April 30,
	2019	2018
Deferred tax liabilities:
Intangible assets	$1,428.3	$1,393.6
Property, plant, and equipment	120.5	98.5
Other	13.4	14.2
Total deferred tax liabilities	$1,562.2	$1,506.3
Deferred tax assets:
Post-employment and other employee benefits	$84.9	$75.5
Tax credit and loss carryforwards	10.0	0.2
Intangible assets	17.2	18.8
Inventory	7.6	5.9
Property, plant, and equipment	7.0	6.4
Hedging transactions	15.6	0.9
Other	24.8	24.3
Total deferred tax assets	$167.1	$132.0
Valuation allowance	(3.5)	(2.9)
Total deferred tax assets, less allowance	$163.6	$129.1
Net deferred tax liability	$1,398.6	$1,377.2

In accordance with purchase accounting, we recorded a deferred tax asset of $20.9 in respect of a federal net operating loss carryforward acquired as part of the Ainsworth acquisition, of which $10.9 was utilized in 2019. We expect to fully utilize the remaining $10.0 in 2020. We evaluate the realizability of deferred tax assets for each of the jurisdictions in which we operate. The total valuation allowance increased by a net amount of $0.6 during the year.
During 2019, we repatriated $122.9 of international cash in conjunction with the restructuring of our foreign subsidiaries discussed in Note 3: Integration and Restructuring Costs. Applicable foreign withholding taxes and state income taxes, which were not significant, have been included in income tax expense. Deferred income taxes have not been provided on approximately $57.1 of remaining temporary differences related to our investments in foreign subsidiaries since these amounts remain permanently reinvested. It is not practical to estimate the amount of additional taxes that might be payable on these basis differences because of the numerous methods by which these differences could reverse.
Our unrecognized tax benefits were $15.0, $32.3, and $40.4, of which $12.0, $21.5, and $23.1 would affect the effective tax rate, if recognized, as of April 30, 2019, 2018, and 2017, respectively. Our accrual for tax-related net interest and penalties totaled $3.3, $4.0, and $4.1 as of April 30, 2019, 2018, and 2017, respectively. The amount of tax related to net interest and penalties credited to earnings totaled $0.8 for 2019, and charged to earnings totaled $0.1 and $0.3 during 2018 and 2017, respectively.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $3.1, primarily as a result of the expiration of statute of limitation periods.

A reconciliation of our unrecognized tax benefits is as follows:

	2019	2018	2017
Balance at May 1,	$32.3	$40.4	$46.3
Increases:
Current year tax positions	0.9	1.1	0.7
Prior year tax positions	0.3	0.5	1.2
Acquired businesses	—	—	—
Decreases:
Prior year tax positions	—	—	0.9
Settlement with tax authorities	9.0	3.0	1.1
Expiration of statute of limitations periods	9.5	6.7	5.8
Balance at April 30,	$15.0	$32.3	$40.4

Note 14: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2016	$(13.1)	$(4.8)	$(134.1)	$3.6	$(148.4)
Reclassification adjustments	—	0.6	13.2	—	13.8
Current period credit (charge)	(29.9)	—	39.6	0.6	10.3
Income tax benefit (expense)	—	(0.2)	(18.7)	(0.2)	(19.1)
Balance at April 30, 2017	$(43.0)	$(4.4)	$(100.0)	$4.0	$(143.4)
Reclassification adjustments	—	0.5	10.7	—	11.2
Current period credit (charge)	26.6	2.7	9.2	(1.7)	36.8
Income tax benefit (expense)	—	(1.2)	(5.6)	0.5	(6.3)
Reclassification of stranded tax effects (C)	—	(0.5)	(15.3)	0.8	(15.0)
Balance at April 30, 2018	$(16.4)	$(2.9)	$(101.0)	$3.6	$(116.7)
Reclassification adjustments	—	0.4	7.3	—	7.7
Current period credit (charge)	(19.1)	(49.1)	(19.1)	0.7	(86.6)
Income tax benefit (expense)	—	11.2	2.8	(0.2)	13.8
Balance at April 30, 2019	$(35.5)	$(40.4)	$(110.0)	$4.1	$(181.8)

(A)
The reclassification from accumulated other comprehensive income (loss) to interest expense was related to terminated interest rate contracts. The current period charge in 2019 relates to the unrealized losses on the interest rate contracts entered into in November 2018 and June 2018. The prior year credit relates to the gain on the interest rate contract terminated in 2018. For additional information, see Note 10: Derivative Financial Instruments.

(B)	Amortization of net losses and prior service costs was reclassified from accumulated other comprehensive income (loss) to other income (expense) – net.

(C)
During 2018, we adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allowed us to reclassify the stranded income tax effects resulting from the Act from accumulated other comprehensive income (loss) to retained earnings.

Note 15: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which we settled during the second half of 2019 and the remainder of which we anticipate resolving in the near future. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2019.

Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings could have a material adverse effect on our financial position, results of operations, or cash flows.

On May 9, 2011, CERT filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against us and additional defendants who manufacture, package, distribute, or sell packaged coffee. The lawsuit is CERT v. Brad Barry LLC, et al., and was a tag along to a 2010 lawsuit against companies selling “ready-to-drink” coffee based on the same claims. Both cases have since been consolidated and now include nearly eighty defendants, which constitute the great majority of the coffee industry in California. The Plaintiff alleges that we and the other defendants failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. The Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of $2,500.00 per day per violation of Proposition 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.
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
On June 15, 2018, the state agency responsible for administering the Proposition 65 program, the California Office of Environmental Health Hazard Assessment (“OEHHA”), issued a proposed regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The California Court of Appeals granted defendants’ requests to stay the trial on remedies until a final determination was made on OEHHA’s proposed regulation. The California Office of Administrative Law approved the proposed regulation on June 3, 2019, and the regulation will go into effect on October 1, 2019, which should result in the dismissal of this case. However, prior to the approval of the proposed regulation, CERT challenged the authority of OEHHA to propose the regulation. Considering the regulation is final, we expect this challenge to continue. At this stage of the proceedings, prior to and without knowing whether the trial on remedies issues will move forward in light of the challenge, we are unable to predict or reasonably estimate the potential loss or effect on our operations. Accordingly, no loss contingency has been recorded for this matter as of April 30, 2019, as the likelihood of loss is not considered probable or estimable. The trial court has discretion to impose zero penalties against us or to impose significant statutory penalties if the case proceeds. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products, as well as involve substantial expense and operational disruption, which could have a material adverse impact on our financial position, results of operations, or cash flows. Furthermore, a future appellate court decision could reverse the trial court rulings. The outcome and the financial impact of settlement, the trial, or the appellate court rulings of the case, if any, cannot be predicted at this time.
Note 16: Common Shares
Voting: The Amended Articles of Incorporation (“Articles”) provide that each holder of a common share outstanding is entitled to one vote on each matter submitted to a vote of the shareholders, except for the following specific matters:

•	any matter that relates to or would result in the dissolution or liquidation of the Company;

•
the adoption of any amendment to the Articles or Amended Regulations, or the adoption of amended Articles, other than the adoption of any amendment or amended Articles that increases the number of votes to which holders of our common shares are entitled or expands the matters to which time-phased voting applies;

•
any proposal or other action to be taken by our shareholders relating to any successor plan to the Rights Agreement, dated as of May 20, 2009, between the Company and Computershare Trust Company, N.A.;

•	any matter relating to any stock option plan, stock purchase plan, executive compensation plan, executive benefit plan, or other similar plan, arrangement, or agreement;

•
the adoption of any agreement or plan of or for the merger, consolidation, or majority share acquisition of us or any of our subsidiaries with or into any other person, whether domestic or foreign, corporate or noncorporate, or the authorization of the lease, sale, exchange, transfer, or other disposition of all, or substantially all, of our assets;

•
any matter submitted to our shareholders pursuant to Article Fifth (which relates to procedures applicable to certain business combinations) or Article Seventh (which relates to procedures applicable to certain proposed acquisitions of specified percentages of our outstanding common shares) of the Articles, as they may be further amended, or any issuance of our common shares for which shareholder approval is required by applicable stock exchange rules; and

•
any matter relating to the issuance of our common shares or the repurchase of our common shares that the Board determines is required or appropriate to be submitted to our shareholders under the Ohio Revised Code or applicable stock exchange rules.

On the matters listed above, common shares are entitled to 10 votes per share if they meet the requirements set forth in the Articles. Common shares which would be entitled to 10 votes per share must meet one of the following criteria:

•	common shares for which there has not been a change in beneficial ownership in the past four years; or

•	common shares received through our various equity plans that have not been sold or otherwise transferred.
In the event of a change in beneficial ownership, the new owner of that common share will be entitled to only one vote with respect to that share on all matters until four years pass without a further change in beneficial ownership of the share.
Repurchase Programs: During both 2019 and 2018, we did not repurchase any common shares under a repurchase plan authorized by the Board. At April 30, 2019, approximately 3.6 million common shares were remaining available for repurchase pursuant to the Board’s authorizations.

Note 17: Quarterly Results of Operations (Unaudited)

The following tables summarize the unaudited quarterly results of operations for the years ended April 30, 2019 and 2018.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$1,902.5	$2,021.5	$2,011.9	$1,902.1
Gross Profit	678.2	771.3	773.8	692.4
Net Income	133.0	188.5	121.4	71.5
Earnings per Common Share (A):
Net Income	$1.17	$1.66	$1.07	$0.63
Net Income – Assuming Dilution	$1.17	$1.66	$1.07	$0.63
Dividends Declared per Common Share	$0.85	$0.85	$0.85	$0.85

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$1,748.9	$1,923.6	$1,903.3	$1,781.3
Gross Profit	662.1	755.0	728.5	690.5
Net Income	126.8	194.6	831.3	185.9
Earnings per Common Share (A):
Net Income	$1.12	$1.71	$7.32	$1.64
Net Income – Assuming Dilution	$1.12	$1.71	$7.32	$1.64
Dividends Declared per Common Share	$0.78	$0.78	$0.78	$0.78

(A)
Annual net income per common share may not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods, primarily due to share repurchases.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2019 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2019. The information required by this Item as to the executive officers of the Company is incorporated herein by reference to Part I, Item 1 in this Annual Report on Form 10-K.
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
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2019.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2019.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Corporate Governance” and “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2019.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2019.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:
See the Index to Financial Statements on page 34 of this Annual Report.
(a)(2)	Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or notes thereto.
(a)(3)	Exhibits:
The following exhibits are either attached or incorporated herein by reference to another filing with the U.S. Securities and Exchange Commission.

Exhibit Number	Exhibit Description
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

2.3
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
4.4
Amendment No. 3, dated as of June 25, 2018, to the Rights Agreement, dated as of May 20, 2009, by and between the Company and Computershare Trust Company, N.A., as rights agent, and subsequently amended as of February 3, 2015, and October 24, 2016

4.5	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association
4.6	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the guarantors party thereto, and U.S. Bank National Association
4.7	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among the administrative agents and other parties identified therein
4.8	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee
4.9	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.10	Second Supplemental Indenture, dated as of December 7, 2017, between the Company and U.S. Bank National Association, as trustee
10.1	Nonemployee Director Stock Plan dated January 1, 1997*
10.2	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*
10.3	Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of December 31, 2010*
10.4	Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of December 31, 2010*

Exhibit Number	Exhibit Description
10.5	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Timothy P. Smucker, dated as of April 25, 2011*
10.6	Termination Amendment to Amended and Restated Consulting and Noncompete Agreement of Richard K. Smucker, dated as of April 25, 2011*
10.7	The J. M. Smucker Company Voluntary Deferred Compensation Plan, Amended and Restated as of December 1, 2012*
10.8	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006*
10.9	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.10	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.11	Form of Restricted Stock Agreement*
10.12	Form of Deferred Stock Units Agreement*
10.13	Form of Special One-Time Grant of Restricted Stock Agreement*
10.14	Form of Restricted Stock Agreement*
10.15	Form of Special One-Time Grant of Restricted Stock Agreement*
10.16	Form of Special One-Time Grant of Deferred Stock Units Agreement*
10.17	Form of Restricted Stock Agreement*
10.18	Form of Deferred Stock Units Agreement*
10.19	Form of Performance Units Agreement*
10.20	Form of Restricted Stock Agreement*
10.21	Form of Deferred Stock Units Agreement*
10.22	Form of Nonstatutory Stock Option Agreement*
10.23	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (three-year vesting)*
10.24	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007)*
10.25	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014)*
10.26	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, Restated Effective May 1, 2015*
10.27	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*
10.28	The J. M. Smucker Company Restoration Plan, Amended and Restated Effective January 1, 2013*
10.29	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015*
10.30	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*
10.31	Form of Amended and Restated Change in Control Severance Agreement between the Company and the Officer party thereto*
10.32	Form of Indemnity Agreement between the Company and the Officer party thereto*
10.33	The J. M. Smucker Company 1998 Equity and Performance Incentive Plan (Amended and Restated Effective June 6, 2005)*
10.34	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and the Company, dated November 6, 2008
10.35	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008
10.36
Revolving Credit Agreement, dated as of September 1, 2017, by and among the Company, Smucker Foods of Canada Corp., a federally incorporated Canadian corporation, Bank of America, N.A., as administrative agent, and the several financial institutions from time to time party thereto

Exhibit Number	Exhibit Description
10.37
Amendment No. 1 to Credit Agreement dated as of April 27, 2018, to the Revolving Credit Agreement, dated as of September 1, 2017, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders party thereto, and Bank of America, N.A., as administrative agent

10.38	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
10.39	Term Loan Credit Agreement, dated as of April 27, 2018, among the Company, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 17, 2019	The J. M. Smucker Company
/s/ Mark R. Belgya
	By:	Mark R. Belgya
Vice Chair and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Mark T. Smucker	President and Chief Executive Officer and Director (Principal Executive Officer)	June 17, 2019
/s/ Mark R. Belgya
Mark R. Belgya	Vice Chair and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 17, 2019
*
Timothy P. Smucker	Chairman Emeritus	June 17, 2019
*
Richard K. Smucker	Executive Chairman	June 17, 2019
*
Kathryn W. Dindo	Director	June 17, 2019
*
Paul J. Dolan	Director	June 17, 2019
*
Jay L. Henderson	Director	June 17, 2019
*
Elizabeth Valk Long	Director	June 17, 2019
*
Gary A. Oatey	Director	June 17, 2019
*
Kirk L. Perry	Director	June 17, 2019
*
Sandra Pianalto	Director	June 17, 2019
*
Nancy Lopez Russell	Director	June 17, 2019
*
Alex Shumate	Director	June 17, 2019
*
Dawn C. Willoughby	Director	June 17, 2019

*
The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 17, 2019		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen Attorney-in-Fact