Form 10-Q
period 2019-07-31
J M SMUCKER Co
filed 2019-08-27
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 114,047,747 common shares outstanding on August 20, 2019.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2019	2018
Net sales	$1,778.9	$1,902.5
Cost of products sold	1,079.3	1,224.3
Gross Profit	699.6	678.2
Selling, distribution, and administrative expenses	380.5	383.3
Amortization	58.8	60.5
Other special project costs (A)	3.3	7.7
Other operating expense (income) – net	(0.6)	(0.2)
Operating Income	257.6	226.9
Interest expense – net	(49.4)	(53.6)
Other income (expense) – net	(1.5)	(0.2)
Income Before Income Taxes	206.7	173.1
Income tax expense	52.1	40.1
Net Income	$154.6	$133.0
Earnings per common share:
Net Income	$1.36	$1.17
Net Income – Assuming Dilution	$1.36	$1.17

(A)	Other special project costs includes integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2019	2018
Net income	$154.6	$133.0
Other comprehensive income (loss):
Foreign currency translation adjustments	4.5	(6.1)
Cash flow hedging derivative activity, net of tax	(40.8)	2.1
Pension and other postretirement benefit plans activity, net of tax	1.1	1.6
Available-for-sale securities activity, net of tax	0.3	0.3
Total Other Comprehensive Income (Loss)	(34.9)	(2.1)
Comprehensive Income	$119.7	$130.9
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	July 31, 2019	April 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$48.8	$101.3
Trade receivables, less allowance for doubtful accounts	473.7	503.8
Inventories:
Finished products	659.0	590.8
Raw materials	354.3	319.5
Total Inventory	1,013.3	910.3
Other current assets	77.7	109.8
Total Current Assets	1,613.5	1,625.2
Property, Plant, and Equipment
Land and land improvements	122.2	122.1
Buildings and fixtures	902.9	903.2
Machinery and equipment	2,354.7	2,185.0
Construction in progress	178.0	321.8
Gross Property, Plant, and Equipment	3,557.8	3,532.1
Accumulated depreciation	(1,648.6)	(1,619.7)
Total Property, Plant, and Equipment	1,909.2	1,912.4
Other Noncurrent Assets
Operating lease right-of-use assets	149.2	—
Goodwill	6,313.3	6,310.9
Other intangible assets – net	6,661.1	6,718.8
Other noncurrent assets	145.3	144.0
Total Other Noncurrent Assets	13,268.9	13,173.7
Total Assets	$16,791.6	$16,711.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$503.1	$591.0
Accrued trade marketing and merchandising	205.3	142.7
Current portion of long-term debt	799.0	798.5
Short-term borrowings	295.9	426.0
Current operating lease liabilities	43.2	—
Other current liabilities	444.3	383.3
Total Current Liabilities	2,290.8	2,341.5
Noncurrent Liabilities
Long-term debt, less current portion	4,685.3	4,686.3
Deferred income taxes	1,387.2	1,398.6
Noncurrent operating lease liabilities	112.9	—
Other noncurrent liabilities	307.7	314.4
Total Noncurrent Liabilities	6,493.1	6,399.3
Total Liabilities	8,783.9	8,740.8
Shareholders’ Equity
Common shares	29.0	28.9
Additional capital	5,773.5	5,755.8
Retained income	2,421.9	2,367.6
Accumulated other comprehensive income (loss)	(216.7)	(181.8)
Total Shareholders’ Equity	8,007.7	7,970.5
Total Liabilities and Shareholders’ Equity	$16,791.6	$16,711.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2019	2018
Operating Activities
Net income	$154.6	$133.0
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	50.8	51.4
Amortization	58.8	60.5
Share-based compensation expense	6.2	4.6
Other noncash adjustments – net	0.2	1.1
Changes in assets and liabilities, net of effect from acquisition:
Trade receivables	30.4	(52.7)
Inventories	(102.1)	(65.7)
Other current assets	6.4	21.8
Accounts payable	(61.0)	0.8
Accrued liabilities	63.6	52.6
Income and other taxes	21.8	58.9
Other – net	(8.2)	(23.3)
Net Cash Provided by (Used for) Operating Activities	221.5	243.0
Investing Activities
Business acquired, net of cash acquired	—	(1,905.0)
Additions to property, plant, and equipment	(73.0)	(101.3)
Other – net	20.9	(25.2)
Net Cash Provided by (Used for) Investing Activities	(52.1)	(2,031.5)
Financing Activities
Short-term borrowings (repayments) – net	(130.0)	386.0
Proceeds from long-term debt	—	1,500.0
Quarterly dividends paid	(96.5)	(88.4)
Purchase of treasury shares	(2.9)	(4.7)
Proceeds from stock option exercises	7.0	—
Other – net	(0.2)	(2.4)
Net Cash Provided by (Used for) Financing Activities	(222.6)	1,790.5
Effect of exchange rate changes on cash	0.7	(2.6)
Net increase (decrease) in cash and cash equivalents	(52.5)	(0.6)
Cash and cash equivalents at beginning of period	101.3	192.6
Cash and Cash Equivalents at End of Period	$48.8	$192.0
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31, 2019
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2019	113,742,296	$28.9	$5,755.8	$2,367.6	$(181.8)	$7,970.5
Net income				154.6		154.6
Other comprehensive income (loss)					(34.9)	(34.9)
Comprehensive income						119.7
Purchase of treasury shares	(22,793)	—	(2.7)	(0.2)		(2.9)
Stock plans	330,289	0.1	20.4			20.5
Cash dividends declared, $0.88 per common share				(100.1)		(100.1)
Other				—		—
Balance at July 31, 2019	114,049,792	$29.0	$5,773.5	$2,421.9	$(216.7)	$8,007.7

	Three Months Ended July 31, 2018
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2018	113,572,840	$28.9	$5,739.7	$2,239.2	$(116.7)	$7,891.1
Net income				133.0		133.0
Other comprehensive income (loss)					(2.1)	(2.1)
Comprehensive income						130.9
Purchase of treasury shares	(43,913)	—	(4.6)	(0.1)		(4.7)
Stock plans	243,521	—	10.0			10.0
Cash dividends declared, $0.85 per common share				(96.5)		(96.5)
Other				—		—
Balance at July 31, 2018	113,772,448	$28.9	$5,745.1	$2,275.6	$(118.8)	$7,930.8
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
Operating results for the three months ended July 31, 2019, are not necessarily indicative of the results that may be expected for the year ending April 30, 2020. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2019.
Note 2: Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us on May 1, 2020, but we elected to early adopt on May 1, 2019, as permitted, on a prospective basis. During the three months ended July 31, 2019, we capitalized implementation costs related to third-party cloud computing services of $0.7, which is reflected in other noncurrent assets in the Condensed Consolidated Balance Sheet.

In August 2018, the FASB also issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial and adds new, as well as clarifies certain other, disclosure requirements. ASU 2018-14 will be effective for us on May 1, 2020, with the option to early adopt at any time prior to the effective date, and it will require adoption on a retrospective basis. We do not anticipate that the adoption of this ASU will have a material impact on our disclosures.

In August 2018, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. This rule was effective on November 5, 2018, and as a result, we adopted a portion of the amendments during 2019. This rule also amended the disclosure requirements related to the analysis of shareholders’ equity, which was expanded to the interim financial statements and was effective for us on May 1, 2019. While the new shareholders’ equity disclosure requirements impacted our interim financial statements beginning May 1, 2019, the amendments in this rule did not have a material impact on our other financial statements and disclosures.
In February 2016, in an effort to increase transparency and comparability among organizations, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for all leases with a term of more than 12 months. We adopted the requirements of ASU 2016-02 and all related amendments on May 1, 2019, utilizing an optional transition method that allows for a cumulative-effect adjustment in the period of adoption with no restatement of prior periods. This transition method also does not require new lease disclosures for periods prior to the effective date. We have elected certain practical expedients available under the guidance, including a package of practical expedients which allows us to not reassess prior conclusions related to existing contracts containing leases, lease classification, and initial direct costs.
Adoption of ASU 2016-02 on May 1, 2019, resulted in the recognition of operating lease right-of-use assets and lease liabilities of $159.2 and $166.6, respectively, in the Condensed Consolidated Balance Sheet. The difference between the additional lease assets and lease liabilities was primarily due to an existing deferred rent balance that was reclassified to the operating lease liability. The new standard did not materially impact our Condensed Statement of Consolidated Income or Condensed Statement of Consolidated Cash Flows. The additional disclosures required are presented within Note 12: Leases.

Note 3: Acquisition
On May 14, 2018, we acquired the stock of Ainsworth Pet Nutrition, LLC (“Ainsworth”), a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S., in an all-cash transaction valued at $1.9 billion. The transaction was funded with a bank term loan and borrowings under our commercial paper program of approximately $1.5 billion and $400.0, respectively. For additional information on the financing associated with this transaction, refer to Note 8: Debt and Financing Arrangements.
During 2019, the final purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and other estimates made by management. The purchase price allocation included total intangible assets of $1.3 billion. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as a result, the excess was allocated to goodwill. As a result of the acquisition, we recognized total goodwill of $617.8 within the U.S. Retail Pet Foods segment, which represents the value we expect to achieve through the implementation of operational synergies and growth opportunities as we integrate Ainsworth into our U.S. Retail Pet Foods segment. Of the total goodwill, $446.0 was deductible for income tax purposes at the acquisition date, of which $408.5 remains deductible at July 31, 2019.
The carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were $2.4 billion and $1.5 billion, respectively, as of July 31, 2019. The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment, inclusive of the recently acquired Ainsworth business, remain susceptible to future impairment charges, due to the narrow differences between fair value and carrying value. Any significant adverse change in our near or long-term projections or macroeconomic conditions would result in future impairment charges.
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
Integration Costs: Total integration costs related to the acquisition of Ainsworth are anticipated to be approximately $50.0, the majority of which are expected to be cash charges. Of the total anticipated integration costs, we expect approximately half to be employee-related costs. All remaining integration costs are expected to be incurred by the end of 2020.
The following table summarizes our integration costs incurred related to the Ainsworth acquisition.

	Three Months Ended July 31,		Total Costs Incurred to Date at July 31, 2019
	2019	2018
Employee-related costs	$0.8	$0.9	$16.3
Other transition and termination costs	2.5	1.1	19.1
Total integration costs	$3.3	$2.0	$35.4
Noncash charges of $0.2 and $0.8 were included in the integration costs incurred during the three months ended July 31, 2019 and 2018, respectively. Cumulative noncash charges incurred to date were $4.3 and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.3 and $1.6 at July 31, 2019, and April 30, 2019, respectively.
Restructuring Costs: We completed the restructuring activities associated with our organization optimization program as of April 30, 2019, and as a result, we did not incur any costs during the three months ended July 31, 2019. We incurred restructuring costs of $5.7 during the three months ended July 31, 2018, primarily consisting of employee-related costs. Total restructuring costs of $74.6 were incurred related to the program, which included $48.7 and $25.9 of employee-related costs and other transition and termination costs, respectively. Noncash charges included in the total restructuring costs were $15.2, of which $0.1 were incurred during the three months ended July 31, 2018. Noncash charges primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.4 and $0.8 at July 31, 2019, and April 30, 2019, respectively.
Note 5: Divestiture
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
The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment prior to the sale. We received proceeds from the divestiture of $369.5, which were net of cash transaction costs and included a working capital adjustment. Upon completion of the transaction during the second quarter of 2019, we recognized a pre-tax gain of $27.7.
Note 6: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have four reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, U.S. Retail Consumer Foods, and International and Away From Home.
The U.S. Retail Pet Foods segment primarily includes the domestic sales of Rachael RayTM Nutrish®, Meow Mix®, Milk-Bone®, Natural Balance®, Kibbles ’n Bits®, 9Lives®, Nature’s Recipe®, and Pup-Peroni® branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’ Donuts®, and Café Bustelo® branded coffee; and the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s®, Jif®, and Crisco® branded products. The International and Away From Home segment comprises products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).
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

	Three Months Ended July 31,
	2019	2018
Net sales:
U.S. Retail Pet Foods	$669.9	$671.2
U.S. Retail Coffee	465.7	489.5
U.S. Retail Consumer Foods	402.2	483.3
International and Away From Home	241.1	258.5
Total net sales	$1,778.9	$1,902.5
Segment profit:
U.S. Retail Pet Foods	$120.1	$100.4
U.S. Retail Coffee	128.9	147.8
U.S. Retail Consumer Foods	81.0	97.3
International and Away From Home	32.3	43.4
Total segment profit	$362.3	$388.9
Amortization	(58.8)	(60.5)
Interest expense – net	(49.4)	(53.6)
Unallocated derivative gains (losses)	29.0	(22.0)
Other special project costs (A)	(3.3)	(7.7)
Corporate administrative expenses	(71.6)	(71.8)
Other income (expense) – net	(1.5)	(0.2)
Income before income taxes	$206.7	$173.1

(A)	Other special project costs includes integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.

The following table presents certain geographical information.

	Three Months Ended July 31,
	2019	2018
Net sales:
United States	$1,657.6	$1,772.3
International:
Canada	$96.8	$98.2
All other international	24.5	32.0
Total international	$121.3	$130.2
Total net sales	$1,778.9	$1,902.5

The following table presents product category information.

	Three Months Ended July 31,
	2019	2018	Primary Reportable Segment (A)
Coffee	$546.7	$578.3	U.S. Retail Coffee
Dog food	295.6	308.5	U.S. Retail Pet Foods
Cat food	195.9	189.0	U.S. Retail Pet Foods
Pet snacks	193.2	187.8	U.S. Retail Pet Foods
Peanut butter	177.9	199.2	U.S. Retail Consumer Foods
Fruit spreads	89.2	85.6	U.S. Retail Consumer Foods
Frozen handheld	71.5	64.5	U.S. Retail Consumer Foods
Shortening and oils	51.5	52.9	U.S. Retail Consumer Foods
Portion control	39.4	40.9	International and Away From Home
Juices and beverages	31.2	32.2	U.S. Retail Consumer Foods
Baking mixes and ingredients	13.7	84.3	International and Away From Home (B)
Other	73.1	79.3	International and Away From Home
Total net sales	$1,778.9	$1,902.5

(A)	The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.

(B)
During the three months ended July 31, 2018, the primary reportable segment was U.S. Retail Consumer Foods, as the majority of the net sales within this category were related to the divested U.S. baking business. For more information, see Note 5: Divestiture.

Note 7: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended July 31,
	2019	2018
Net income	$154.6	$133.0
Less: Net income allocated to participating securities	0.8	0.7
Net income allocated to common stockholders	$153.8	$132.3
Weighted-average common shares outstanding	113.2	113.1
Add: Dilutive effect of stock options	0.1	—
Weighted-average common shares outstanding – assuming dilution	113.3	113.1
Net income per common share	$1.36	$1.17
Net income per common share – assuming dilution	$1.36	$1.17

Note 8: Debt and Financing Arrangements
Long-term debt consists of the following:

	July 31, 2019		April 30, 2019
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
2.20% Senior Notes due December 6, 2019	$300.0	$299.7	$300.0	$299.5
2.50% Senior Notes due March 15, 2020	500.0	499.3	500.0	499.0
3.50% Senior Notes due October 15, 2021	750.0	766.6	750.0	768.4
3.00% Senior Notes due March 15, 2022	400.0	398.2	400.0	398.0
3.50% Senior Notes due March 15, 2025	1,000.0	995.4	1,000.0	995.2
3.38% Senior Notes due December 15, 2027	500.0	496.3	500.0	496.2
4.25% Senior Notes due March 15, 2035	650.0	643.6	650.0	643.5
4.38% Senior Notes due March 15, 2045	600.0	586.1	600.0	586.0
Term Loan Credit Agreement due May 14, 2021	800.0	799.1	800.0	799.0
Total long-term debt	$5,500.0	$5,484.3	$5,500.0	$5,484.8
Current portion of long-term debt	800.0	799.0	800.0	798.5
Total long-term debt, less current portion	$4,700.0	$4,685.3	$4,700.0	$4,686.3

(A)
Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, terminated interest rate contracts, and offering discounts.

We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, the mark-to-market gains or losses on these contracts are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transactions affect earnings. At July 31, 2019, unrealized losses of $102.1 were deferred in accumulated other comprehensive income (loss) for these derivative instruments. For additional information, see Note 10: Derivative Financial Instruments.
In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition, as discussed in Note 3: Acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and are payable either on a quarterly basis or at the end of the borrowing term. The Term Loan does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of July 31, 2019, we have prepaid $700.0 on the Term Loan to date. The interest rate on the Term Loan at July 31, 2019, was 3.40 percent.

All of our Senior Notes outstanding at July 31, 2019, are unsecured and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at July 31, 2019, or April 30, 2019.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2019, and April 30, 2019, we had $295.9 and $426.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 2.56 percent and 2.75 percent, respectively.
Interest paid totaled $21.6 and $23.3 for the three months ended July 31, 2019 and 2018, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, effect of interest rate contracts, amortization of debt issuance costs and discounts, and payment of other debt fees.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 9: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2019	2018	2019	2018
Service cost	$0.4	$0.6	$0.5	$0.4
Interest cost	5.2	5.9	0.6	0.6
Expected return on plan assets	(6.0)	(6.8)	—	—
Amortization of net actuarial loss (gain)	2.0	2.0	(0.1)	(0.1)
Amortization of prior service cost (credit)	0.2	0.2	(0.3)	(0.3)
Net periodic benefit cost	$1.8	$1.9	$0.7	$0.6

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
Commodity Price Management: We enter into commodity derivatives to manage price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, corn, soybean meal, edible oils, and wheat. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
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
We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, unrealized losses of $102.1 were deferred in accumulated other comprehensive income (loss) at July 31, 2019.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. To date, we have recognized $35.0 of the gain, of which $2.0 was recognized during the three months ended July 31, 2019. The remaining gain will be recognized as follows: $6.1 through the remainder of 2020, $8.4 in 2021, and $4.0 in 2022.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2019
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$102.1	$—	$—
Total derivatives designated as hedging instruments	$—	$102.1	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$5.9	$13.3	$—	$—
Foreign currency exchange contracts	0.3	0.5	—	—
Total derivatives not designated as hedging instruments	$6.2	$13.8	$—	$—
Total derivative instruments	$6.2	$115.9	$—	$—

	April 30, 2019
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$49.1	$—	$—
Total derivatives designated as hedging instruments	$—	$49.1	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$4.8	$25.8	$—	$—
Foreign currency exchange contracts	1.4	0.2	—	—
Total derivatives not designated as hedging instruments	$6.2	$26.0	$—	$—
Total derivative instruments	$6.2	$75.1	$—	$—

We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At July 31, 2019, and April 30, 2019, we maintained cash margin account balances of $19.8 and $40.7, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

Interest expense – net, as presented in the Condensed Statements of Consolidated Income, was $49.4 and $53.6 for the three months ended July 31, 2019 and 2018, respectively. The following table presents information on the pre-tax gains and losses recognized on interest rate contracts designated as cash flow hedges.

	Three Months Ended July 31,
	2019	2018
Gains (losses) recognized in other comprehensive income (loss)	$(53.0)	$2.6
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense	(0.1)	(0.1)
Change in accumulated other comprehensive income (loss)	$(52.9)	$2.7

Included as a component of accumulated other comprehensive income (loss) at July 31, 2019, and April 30, 2019, were deferred net pre-tax losses of $105.4 and $52.5, respectively, related to the active and terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at July 31, 2019, and April 30, 2019, was $24.2 and $12.1, respectively. Approximately $2.5 of the net pre-tax loss will be recognized over the next 12 months related to the active and terminated interest rate contracts.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2019	2018
Gains (losses) on commodity contracts	$12.6	$(26.9)
Gains (losses) on foreign currency exchange contracts	(1.0)	0.7
Total gains (losses) recognized in cost of products sold	$11.6	$(26.2)

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

	Three Months Ended July 31,
	2019	2018
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$11.6	$(26.2)
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(17.4)	(4.2)
Unallocated derivative gains (losses)	$29.0	$(22.0)

The net cumulative unallocated derivative losses were $23.5 and $52.5 at July 31, 2019, and April 30, 2019, respectively.
The following table presents the gross notional value of outstanding derivative contracts.

	July 31, 2019	April 30, 2019
Commodity contracts	$579.2	$544.8
Foreign currency exchange contracts	129.3	144.9
Interest rate contracts	800.0	800.0

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2019		April 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$40.9	$40.9	$40.9	$40.9
Derivative financial instruments – net	(109.7)	(109.7)	(68.9)	(68.9)
Total long-term debt	(5,484.3)	(5,656.6)	(5,484.8)	(5,504.0)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2019
Marketable securities and other investments: (A)
Equity mutual funds	$8.7	$—	$—	$8.7
Municipal obligations	—	31.9	—	31.9
Money market funds	0.3	—	—	0.3
Derivative financial instruments: (B)
Commodity contracts – net	(7.3)	(0.1)	—	(7.4)
Foreign currency exchange contracts – net	(0.2)	—	—	(0.2)
Interest rate contracts	—	(102.1)	—	(102.1)
Total long-term debt (C)	(4,813.1)	(843.5)	—	(5,656.6)
Total financial instruments measured at fair value	$(4,811.6)	$(913.8)	$—	$(5,725.4)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2019
Marketable securities and other investments: (A)
Equity mutual funds	$8.7	$—	$—	$8.7
Municipal obligations	—	31.7	—	31.7
Money market funds	0.5	—	—	0.5
Derivative financial instruments: (B)
Commodity contracts – net	(20.7)	(0.3)	—	(21.0)
Foreign currency exchange contracts – net	(0.1)	1.3	—	1.2
Interest rate contracts	—	(49.1)	—	(49.1)
Total long-term debt (C)	(4,646.6)	(857.4)	—	(5,504.0)
Total financial instruments measured at fair value	$(4,658.2)	$(873.8)	$—	$(5,532.0)

(A)
Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2019, our municipal obligations are scheduled to mature as follows: $0.3 in 2020, $1.0 in 2021, $1.6 in 2022,

$1.0 in 2023, and the remaining $28.0 in 2024 and beyond.

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

Note 12: Leases
We lease certain warehouses, manufacturing facilities, office space, equipment, and vehicles, primarily through operating lease agreements. We have elected to not recognize leases with a term of 12 months or less on the balance sheet. Instead, we recognize the related lease expense on a straight-line basis over the lease term.

Although the majority of our right-of-use asset and lease liability balances consist of leases with renewal options, we are not reasonably certain to exercise them, and, therefore, the optional periods do not impact the lease term. Certain leases also include termination provisions or options to purchase the leased property. Since we are not reasonably certain to exercise these types of options, minimum lease payments do not include any amounts related to these termination or purchase options. Our lease agreements generally do not contain residual value guarantees or restrictive covenants that are material.

We determine if an agreement is or contains a lease at inception by evaluating whether an identified asset exists that we control over the term of the arrangement. A lease commences when the lessor makes the identified asset available for our use. We generally account for lease and non-lease components as a single lease component. Minimum lease payments do not include variable lease payments other than those that depend on an index or rate.

For the majority of our leases, the interest rate implicit in the lease cannot be readily determined, so we utilize our incremental borrowing rate to present value lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate. For the initial implementation of the lease standard, the incremental borrowing rate at May 1, 2019, was used to calculate all operating lease liabilities.

As of July 31, 2019, we have entered into lease commitments related to two distribution centers for which the leases had not yet commenced as of that date. One of the leases will begin during the second quarter of 2020, and we anticipate that the other will begin during the third quarter of 2020. Upon commencement, we expect to recognize aggregate right-of-use assets and lease liabilities of approximately $40.0 in the Condensed Consolidated Balance Sheet.
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheet.

July 31, 2019
Operating lease right-of-use assets	$149.2
Operating lease liabilities:
Current operating lease liabilities	$43.2
Noncurrent operating lease liabilities	112.9
Total operating lease liabilities	$156.1

Finance lease right-of-use assets:
Machinery and equipment	$12.1
Accumulated depreciation	(6.1)
Total property, plant, and equipment	$6.0
Finance lease liabilities:
Other current liabilities	$2.5
Other noncurrent liabilities	3.7
Total finance lease liabilities	$6.2

The following table summarizes the components of lease expense.

Three Months Ended July 31, 2019
Operating lease cost	$12.4
Finance lease cost:
Amortization of right-of-use assets	0.8
Interest on lease liabilities	0.1
Variable lease cost	6.3
Short-term lease cost	7.7
Sublease income	(0.8)
Net lease cost	$26.5

The following table sets forth cash flow and noncash information related to leases.

Three Months Ended July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.1
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.7
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	—
Finance leases	0.5

The following table summarizes the maturity of our lease liabilities by fiscal year.

	July 31, 2019
	Operating Leases	Finance Leases
2020 (remainder of the year)	$36.7	$2.1
2021	40.0	1.9
2022	33.0	1.3
2023	26.7	0.5
2024	13.5	0.3
2025 and beyond	18.5	0.4
Total undiscounted minimum lease payments	$168.4	$6.5
Less: Imputed interest	12.3	0.3
Lease liabilities	$156.1	$6.2

As of April 30, 2019, our minimum operating lease obligations were as follows: $43.0 in 2020, $36.7 in 2021, $30.5 in 2022, $24.8 in 2023, and $12.3 in 2024.
The following table sets forth the weighted average remaining lease term and discount rate.

July 31, 2019
Weighted average remaining lease term (in years):
Operating leases	4.5
Finance leases	3.4

Weighted average discount rate:
Operating leases	3.2%
Finance leases	3.3%

Note 13: Income Taxes

The effective tax rates for the three months ended July 31, 2019 and 2018, were 25.2 and 23.2 percent, respectively. During the three months ended July 31, 2019 and 2018, the effective tax rate varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes. The effective tax rate for the three months ended July 31, 2018, was favorably impacted by a deferred tax benefit from the Ainsworth acquisition.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $2.8, primarily as a result of expiring statute of limitations periods.

As of July 31, 2019, the undistributed earnings of our foreign subsidiaries remain permanently reinvested.
Note 14: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2019	$(35.5)	$(40.4)	$(110.0)	$4.1	$(181.8)
Reclassification adjustments	—	0.1	1.4	—	1.5
Current period credit (charge)	4.5	(53.0)	—	0.4	(48.1)
Income tax benefit (expense)	—	12.1	(0.3)	(0.1)	11.7
Balance at July 31, 2019	$(31.0)	$(81.2)	$(108.9)	$4.4	$(216.7)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2018	$(16.4)	$(2.9)	$(101.0)	$3.6	$(116.7)
Reclassification adjustments	—	0.1	2.2	—	2.3
Current period credit (charge)	(6.1)	2.6	—	0.4	(3.1)
Income tax benefit (expense)	—	(0.6)	(0.6)	(0.1)	(1.3)
Balance at July 31, 2018	$(22.5)	$(0.8)	$(99.4)	$3.9	$(118.8)

(A)
The reclassification from accumulated other comprehensive income (loss) to interest expense was related to terminated interest rate contracts. The current period credit (charge) relates to the unrealized gains (losses) on the interest rate contracts entered into in November 2018 and June 2018. For additional information, see Note 10: Derivative Financial Instruments.

(B)	Amortization of net losses and prior service costs was reclassified from accumulated other comprehensive income (loss) to other income (expense) – net.
Note 15: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during the second half of 2019. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2019. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.

On May 9, 2011, an organization named Council for Education and Research on Toxics (“Plaintiff” or “CERT”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against us and additional defendants who manufacture, package, distribute, or sell packaged coffee. The lawsuit is CERT v. Brad Barry LLC, et al., and was a tag along to a 2010 lawsuit against companies selling “ready-to-drink” coffee based on the same claims. Both cases have since been consolidated and now include nearly eighty defendants, which constitute the great majority of the coffee industry in California. The Plaintiff alleges that we and the other defendants failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code Section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (better known as “Proposition 65”). The Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of $2,500.00 per day per violation of Proposition 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.
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

On June 15, 2018, the state agency responsible for administering the Proposition 65 program, the California Office of Environmental Health Hazard Assessment (“OEHHA”), issued a proposed regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The California Court of Appeals granted defendants’ requests to stay the trial on remedies until a final determination was made on OEHHA’s proposed regulation. The California Office of Administrative Law approved the proposed regulation on June 3, 2019, and the regulation will go into effect on October 1, 2019, which should result in the dismissal of this case. However, prior to the approval of the proposed regulation, CERT challenged the authority of OEHHA to propose the regulation. Considering the regulation is final, we expect this challenge to continue. At this stage of the proceedings, prior to and without knowing whether the trial on remedies issues will move forward in light of the challenge, we are unable to predict or reasonably estimate the potential loss or effect on our operations. Accordingly, no loss contingency has been recorded for this matter as of July 31, 2019, as the likelihood of loss is not considered probable or estimable. The trial court has discretion to impose zero penalties against us or to impose significant statutory penalties if the case proceeds. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products, as well as involve substantial expense and operational disruption, which could have a material adverse impact on our financial position, results of operations, or cash flows. Furthermore, a future appellate court decision could reverse the trial court rulings. The outcome and the financial impact of settlement, the trial, or the appellate court rulings of the case, if any, cannot be predicted at this time.
Note 16: Common Shares
The following table sets forth common share information.

	July 31, 2019	April 30, 2019
Common shares authorized	300.0	300.0
Common shares outstanding	114.0	113.7
Treasury shares	32.5	32.8

Repurchase Program: During the three months ended July 31, 2019 and 2018, we did not repurchase any common shares under a repurchase plan authorized by the Board of Directors (the “Board”). Share repurchases during the three months ended July 31, 2019 and 2018, consisted of shares repurchased from stock plan recipients in lieu of cash payments. At July 31, 2019, we had approximately 3.6 million common shares available for repurchase pursuant to the Board's authorizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three months ended July 31, 2019 and 2018. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On May 14, 2018, we acquired the stock of Ainsworth in an all-cash transaction, which was funded by debt and valued at $1.9 billion. Ainsworth was a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. Annual cost synergies of approximately $55.0 are expected to be fully realized by the end of 2021, most of which will be achieved by the end of 2020. As of July 31, 2019, we have realized total cumulative synergies of $37.5.

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
We are the owner of all trademarks referenced herein, except for the following, which are used under license: Rachael Ray is a registered trademark of Ray Marks II LLC; and Dunkin’ Donuts is a registered trademark of DD IP Holder, LLC. Dunkin’ Donuts brand is licensed to us for packaged coffee products, including K-Cup® pods, sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. Information in this document does not pertain to Dunkin’ Donuts coffee or other products for sale in Dunkin’ Donuts restaurants. K-Cup® is a trademark of Keurig Green Mountain, Inc., used with permission.
Results of Operations

	Three Months Ended July 31,
	2019	2018	% Increase (Decrease)
Net sales	$1,778.9	$1,902.5	(6)%
Gross profit	$699.6	$678.2	3
% of net sales	39.3%	35.6%
Operating income	$257.6	$226.9	14
% of net sales	14.5%	11.9%
Net income:
Net income	$154.6	$133.0	16
Net income per common share – assuming dilution	$1.36	$1.17	16
Adjusted gross profit (A)	$670.6	$700.2	(4)
% of net sales	37.7%	36.8%
Adjusted operating income (A)	$290.7	$317.1	(8)
% of net sales	16.3%	16.7%
Adjusted income: (A)
Income	$179.7	$202.4	(11)
Earnings per share – assuming dilution	$1.58	$1.78	(11)

(A)	We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.

Net Sales

	Three Months Ended July 31,
	2019	2018	Increase (Decrease)%
Net sales	$1,778.9	$1,902.5	$(123.6)	(6)%
Ainsworth acquisition	(25.4)	—	(25.4)	(1)
Baking divestiture	—	(73.1)	73.1	4
Foreign currency exchange	1.8	—	1.8	—
Net sales excluding acquisition, divestiture, and foreign currency exchange (A)	$1,755.3	$1,829.4	$(74.1)	(4)%
Amounts may not add due to rounding.

(A)
Net sales excluding acquisition, divestiture, and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information because it enables comparison of results on a year-over-year basis.

Net sales in the first quarter of 2020 decreased $123.6, or 6 percent, reflecting $73.1 of net sales in the prior year related to the U.S. baking business, which was divested during the second quarter of 2019, partially offset by incremental net sales in the current year of $25.4 related to the Ainsworth acquisition. Net sales excluding acquisition, divestiture, and foreign currency exchange decreased $74.1, or 4 percent. This reflected a 3 percentage point impact from unfavorable volume/mix, primarily driven by declines for private label pet food offerings and coffee. Lower net price realization impacted net sales by
1 percentage point, due to lower pricing for coffee and peanut butter, partially offset by higher pricing for pet food and pet snacks.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2019	2018
Gross profit	39.3%	35.6%
Selling, distribution, and administrative expenses:
Marketing	7.5%	7.4%
Selling	3.9	3.5
Distribution	3.6	3.5
General and administrative	6.5	5.8
Total selling, distribution, and administrative expenses	21.4%	20.1%
Amortization	3.3	3.2
Other special project costs	0.2	0.4
Operating income	14.5%	11.9%
Amounts may not add due to rounding.

Gross profit increased $21.4, or 3 percent, in the first quarter of 2020, primarily driven by a favorable net impact of lower prices and lower costs and the noncomparable benefit of Ainsworth, partially offset by unfavorable volume/mix and the impact of the U.S. baking business divestiture. The favorable net impact of price and cost was mostly driven by a favorable change in the impact of derivative gains and losses. Operating income increased $30.7, or 14 percent, primarily due to higher gross profit, a $4.4 decrease in special project costs, and a $2.8 decrease in selling, distribution, and administrative expenses.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for further information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $29.6, or 4 percent, in the first quarter of 2020, with the primary difference from GAAP results being the exclusion of the impact of unallocated derivative gains and losses, which resulted in a $51.0 favorable change as compared to the prior year. Operating income excluding non-GAAP adjustments (“adjusted operating income”) decreased $26.4, or 8 percent, further reflecting the exclusion of special project costs.

Interest Expense
Net interest expense decreased $4.2, or 8 percent, in the first quarter of 2020, primarily as a result of reduced debt, as compared to the prior year, due to repayments made during the last twelve months.
Income Taxes

Income taxes increased 30 percent in the first quarter of 2020, due to the increase in income before income taxes and a higher effective tax rate of 25.2 percent, compared to 23.2 percent in the first quarter of 2019. During the current year and the prior year, the effective tax rate varied from the U.S. statutory tax rate of 21.0 percent, primarily due to the impact of state income taxes. The effective tax rate for the prior year was favorably impacted by a deferred tax benefit from the Ainsworth acquisition. We anticipate a full-year effective tax rate for 2020 in the range of 24.5 to 25.0 percent. For further information, refer to
Note 13: Income Taxes.
Integration Activities
We expect to incur approximately $50.0 in total integration costs related to the Ainsworth acquisition, the majority of which are expected to be cash charges. Of the total anticipated integration costs, we expect approximately half to be employee-related. We have incurred total cumulative integration costs of $35.4, of which $3.3 was incurred in the first quarter of 2020. All remaining integration costs are expected to be incurred by the end of 2020. For further information, refer to Note 4: Integration and Restructuring Costs.
Segment Results
We have four reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, U.S. Retail Consumer Foods, and International and Away From Home. The U.S. Retail Pet Foods segment primarily includes the domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone, Natural Balance, Kibbles ’n Bits, 9Lives, Nature’s Recipe, and Pup-Peroni branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’ Donuts, and Café Bustelo branded coffee; and the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s, Jif, and Crisco branded products. The International and Away From Home segment comprises products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., restaurants, lodging, schools and universities, health care operators).

	Three Months Ended July 31,
	2019	2018	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$669.9	$671.2	—%
U.S. Retail Coffee	465.7	489.5	(5)
U.S. Retail Consumer Foods	402.2	483.3	(17)
International and Away From Home	241.1	258.5	(7)
Segment profit:
U.S. Retail Pet Foods	$120.1	$100.4	20%
U.S. Retail Coffee	128.9	147.8	(13)
U.S. Retail Consumer Foods	81.0	97.3	(17)
International and Away From Home	32.3	43.4	(26)
Segment profit margin:
U.S. Retail Pet Foods	17.9%	15.0%
U.S. Retail Coffee	27.7	30.2
U.S. Retail Consumer Foods	20.1	20.1
International and Away From Home	13.4	16.8

U.S. Retail Pet Foods

The U.S. Retail Pet Foods segment net sales in the first quarter of 2020 was comparable to the prior year, reflecting the impact of two weeks of incremental Ainsworth business in the current year. Excluding the incremental Ainsworth sales, net sales decreased $26.7, reflecting a $26.3 decline related to private label products. The decline in private label sales was inclusive of both planned exits on low margin items and softening trends at certain retailers. Volume/mix reduced net sales by 6 percentage points, primarily driven by private label and the Natural Balance brand. Net price realization contributed 2 percentage points, primarily related to the Meow Mix, Milk-Bone, and Kibbles ’n Bits brands, reflecting list price increases across most brands effective in the second half of the prior year, partially offset by increased trade spend. Segment profit increased $19.7, primarily driven by a $10.9 unfavorable fair value purchase accounting adjustment in the prior year and the benefit from the incremental Ainsworth sales. Profit improvement was also driven by synergy realization and higher net pricing, partially offset by higher input costs and unfavorable volume/mix.
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $23.8 in the first quarter of 2020, reflecting lower net price realization and unfavorable volume/mix. Lower net pricing, which reduced net sales by 3 percentage points, reflected planned promotional activity across all brands resulting from significantly lower green coffee costs. The unfavorable volume/mix, which reduced net sales by 2 percentage points, was driven by the Folgers brand. Retailer inventory adjustments across all brands accounted for a portion of the unfavorable volume/mix. Segment profit decreased $18.9, primarily due to the unfavorable volume/mix and the net unfavorable impact of lower pricing and lower green coffee costs.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $81.1 in the first quarter of 2020, primarily reflecting $70.2 of net sales in the prior year related to the divested U.S. baking business. Excluding the noncomparable impact of the divested business, net sales decreased 3 percent, primarily due to lower net price realization, which reduced net sales by 4 percentage points, driven by a list price decrease on the Jif brand in the fourth quarter of the prior year. Favorable volume/mix contributed 1 percentage point, primarily related to Smucker's Uncrustables®, partially offset by Jif. Segment profit decreased $16.3, primarily reflecting $8.9 of segment profit in the prior year related to the divested U.S. baking business. Excluding the impact of the divestiture, segment profit decreased $7.4, or 8 percent, partially due to the unfavorable net impact of lower pricing and lower input costs, as well as increased expenses related to the construction and startup of the Smucker's Uncrustables production facility in Longmont, Colorado.
International and Away From Home
The International and Away From Home segment net sales decreased $17.4 in the first quarter of 2020, including the impact of $2.9 of net sales in the prior year related to the divested U.S. baking business. Unfavorable volume/mix reduced net sales by
3 percentage points, primarily driven by the Folgers brand. Lower net price realization across multiple brands reduced net sales by 2 percentage points. Segment profit decreased $11.1, primarily reflecting lower net pricing and the decline in volume/mix.

Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At July 31, 2019, total cash and cash equivalents was $48.8, compared to $101.3 at April 30, 2019.
The following table presents selected cash flow information.

	Three Months Ended July 31,
	2019	2018
Net cash provided by (used for) operating activities	$221.5	$243.0
Net cash provided by (used for) investing activities	(52.1)	(2,031.5)
Net cash provided by (used for) financing activities	(222.6)	1,790.5

Net cash provided by (used for) operating activities	$221.5	$243.0
Additions to property, plant, and equipment	(73.0)	(101.3)
Free cash flow (A)	$148.5	$141.7

(A)
Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.

The $21.5 decrease in cash provided by operating activities in the first quarter of 2020 was driven by a greater amount of cash required to fund working capital in 2020, partially offset by higher net income adjusted for noncash items in the current year. The increase in working capital requirements, as compared to the prior year, was mainly driven by higher payments for accounts payable items and an increase in inventory levels. These increases were partially offset by a reduction in trade receivables this quarter, due to lower sales, while trade receivables increased during the first quarter of 2019.
Cash used for investing activities in the first quarter of 2020 consisted of $73.0 in capital expenditures, partially offset by a $20.9 decrease in our derivative cash margin account balances. Cash used for investing activities in the first quarter of 2019 consisted of $1.9 billion related to the Ainsworth acquisition, $101.3 in capital expenditures, and a $23.7 increase in our derivative cash margin account balances.
Cash used for financing activities in the first quarter of 2020 consisted primarily of a $130.0 net decrease in short-term borrowings and dividend payments of $96.5. Cash provided by financing activities in the first quarter of 2019 consisted primarily of $1.5 billion in long-term debt proceeds and a $386.0 net increase in short-term borrowings, partially offset by dividend payments of $88.4.
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during the second half of 2019. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2019. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in CERT v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. As part of a joint defense group organized to defend against the lawsuit, we dispute these claims. Acrylamide is not added to coffee, but is inherently present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. The outcome and the financial impact of the case, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for this matter as of July 31, 2019, as the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant statutory penalties or to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, our business and financial results could be adversely impacted, and sales of those products could suffer not only in those locations but elsewhere. For additional information, see Note 15: Contingencies.

Capital Resources
The following table presents our capital structure.

	July 31, 2019	April 30, 2019
Current portion of long-term debt	$799.0	$798.5
Short-term borrowings	295.9	426.0
Long-term debt, less current portion	4,685.3	4,686.3
Total debt	$5,780.2	$5,910.8
Shareholders’ equity	8,007.7	7,970.5
Total capital	$13,787.9	$13,881.3

In April 2018, we entered into a Term Loan with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or LIBOR, based on our election, and are payable either on a quarterly basis or at the end of the borrowing term. The Term Loan matures on May 14, 2021, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of July 31, 2019, we have prepaid $700.0 on the Term Loan to date. The interest rate on the Term Loan at July 31, 2019, was 3.40 percent.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2019, we had $295.9 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 2.56 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
During the first quarter of 2020, we did not repurchase any common shares under a repurchase plan authorized by the Board. At July 31, 2019, approximately 3.6 million common shares remain available for repurchase pursuant to the Board's authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
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
During the first quarter of 2020, we reduced our capital investment in certain foreign subsidiaries in conjunction with a restructuring of our international holding and operating entities, returning $39.1 of international cash to the U.S. No foreign withholding taxes were applicable, and state income taxes were not significant. As of July 31, 2019, total cash and cash equivalents of $41.5 was held by our foreign subsidiaries, primarily in Canada. The undistributed earnings of our foreign subsidiaries remain permanently reinvested.
Non-GAAP Financial Measures
We use non-GAAP financial measures, including: net sales excluding acquisition, divestiture, and foreign currency exchange; adjusted gross profit; adjusted operating income; adjusted income; adjusted earnings per share; and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board also utilizes certain non-GAAP financial measures as components for measuring performance for incentive compensation purposes.

Non-GAAP measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, integration and restructuring costs (“special project costs”), and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”), as well as the related tax impact of these exclusions. The special project costs in the following table relate to specific integration and restructuring projects, and the unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts. Additionally, income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain items can significantly impact our adjusted effective income tax rate.

These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. GAAP. Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 20 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Three Months Ended July 31,
	2019	2018
Gross profit reconciliation:
Gross profit	$699.6	$678.2
Unallocated derivative losses (gains)	(29.0)	22.0
Adjusted gross profit	$670.6	$700.2
Operating income reconciliation:
Operating income	$257.6	$226.9
Amortization	58.8	60.5
Unallocated derivative losses (gains)	(29.0)	22.0
Other special project costs	3.3	7.7
Adjusted operating income	$290.7	$317.1
Net income reconciliation:
Net income	$154.6	$133.0
Income tax expense	52.1	40.1
Amortization	58.8	60.5
Unallocated derivative losses (gains)	(29.0)	22.0
Other special project costs	3.3	7.7
Adjusted income before income taxes	$239.8	$263.3
Income taxes, as adjusted	60.1	60.9
Adjusted income	$179.7	$202.4
Weighted-average shares – assuming dilution	113.9	113.7
Adjusted earnings per share – assuming dilution	$1.58	$1.78
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.

As of July 31, 2019, there were no material changes to our future contractual obligations as previously reported in our
Annual Report on Form 10-K for the year ended April 30, 2019.
Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management's Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2019. There were no material changes to the information previously disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Dollars in millions, unless otherwise noted)
The following discussions about our market risk disclosures involve forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2019, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, LIBOR, and commercial paper rates in the U.S. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond 2021. We do not anticipate a significant impact to our financial position as a result of this action given our current mix of variable and fixed-rate debt.
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
We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, unrealized losses of $102.1 were deferred in accumulated other comprehensive income (loss) at July 31, 2019. A hypothetical 10 percent decrease in treasury rates at July 31, 2019, would result in a loss of $24.8 on the fair value of these interest rate contracts.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At July 31, 2019, the remaining benefit of $18.5 was recorded as an increase in the long-term debt balance.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at July 31, 2019, would increase the fair value of our long-term debt by $373.4.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2019, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments in Canada, primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2019, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the three months ended July 31, 2019. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	July 31, 2019	April 30, 2019
High	$45.8	$51.6
Low	19.9	25.3
Average	33.4	37.0
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

•	the timing and amount of capital expenditures and share repurchases;

•	impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;

•	the impact of new or changes to existing governmental laws and regulations and their application, including tariffs;

•	the outcome of tax examinations, changes in tax laws, and other tax matters;

•	foreign currency and interest rate fluctuations; and

•	risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the SEC.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report on Form 10-Q. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2019 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. During the quarter ended July 31, 2019, we began using a new integrated software solution to plan, authorize, and record trade promotion-related activities, as well as initiate payments associated with our trade programs. Additionally, in connection with the adoption of ASU 2016-02, Leases (Topic 842), as described in Note 2: Recently Issued Accounting Standards and Note 12: Leases, we implemented a new software solution that is used to record right-of-use assets and lease liabilities and prepare disclosures related to the new standard. As a result of the implementation of these systems, new controls and processes were executed during the quarter.
Other than the items discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 15: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2019, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in millions, except per share data)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the first quarter of 2020, the average price paid per share, the number of shares that were purchased as part of a publicly announce repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2019 - May 31, 2019	293	$125.28	—	3,586,598
June 1, 2019 - June 30, 2019	22,363	123.86	—	3,586,598
July 1, 2019 - July 31, 2019	137	119.52	—	3,586,598
Total	22,793	$123.85	—	3,586,598

(a)	Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.

(d)	As of July 31, 2019, there were 3,586,598 common shares remaining available for future repurchase pursuant to the Board's authorizations.

Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 31 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 27, 2019	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Vice Chair and Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
3.1	Amended Regulations of The J. M. Smucker Company
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in Inline XBRL