Form 10-Q
period 2020-01-31
J M SMUCKER Co
filed 2020-02-27
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 114,037,925 common shares outstanding on February 19, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2020	2019	2020	2019
Net sales	$1,972.3	$2,011.9	$5,709.0	$5,935.9
Cost of products sold	1,212.3	1,238.1	3,495.4	3,712.6
Gross Profit	760.0	773.8	2,213.6	2,223.3
Selling, distribution, and administrative expenses	358.9	373.1	1,100.9	1,138.8
Amortization	58.8	59.7	176.4	179.9
Other intangible assets impairment charges	52.4	107.2	52.4	107.2
Other special project costs (A)	3.3	18.8	9.9	51.9
Other operating expense (income) – net	(2.4)	(2.6)	(2.4)	(29.5)
Operating Income	289.0	217.6	876.4	775.0
Interest expense – net	(45.1)	(51.6)	(143.6)	(158.8)
Other income (expense) – net	(1.4)	(8.8)	(4.5)	(16.5)
Income Before Income Taxes	242.5	157.2	728.3	599.7
Income tax expense	55.1	35.8	175.1	156.8
Net Income	$187.4	$121.4	$553.2	$442.9
Earnings per common share:
Net Income	$1.64	$1.07	$4.85	$3.89
Net Income – Assuming Dilution	$1.64	$1.07	$4.85	$3.89

(A)Other special project costs includes integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2020	2019	2020	2019
Net income	$187.4	$121.4	$553.2	$442.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.5)	1.6	2.6	(10.1)
Cash flow hedging derivative activity, net of tax	(17.4)	(37.0)	(92.0)	(28.8)
Pension and other postretirement benefit plans activity, net of tax	1.5	(0.5)	4.0	2.7
Available-for-sale securities activity, net of tax	0.5	(1.0)	0.9	(0.4)
Total Other Comprehensive Income (Loss)	(17.9)	(36.9)	(84.5)	(36.6)
Comprehensive Income	$169.5	$84.5	$468.7	$406.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	January 31, 2020	April 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$74.4	$101.3
Trade receivables, less allowance for doubtful accounts	477.3	503.8
Inventories:
Finished products	615.1	590.8
Raw materials	343.7	319.5
Total Inventory	958.8	910.3
Other current assets	92.2	109.8
Total Current Assets	1,602.7	1,625.2
Property, Plant, and Equipment
Land and land improvements	123.7	122.1
Buildings and fixtures	958.2	903.2
Machinery and equipment	2,369.0	2,185.0
Construction in progress	194.9	321.8
Gross Property, Plant, and Equipment	3,645.8	3,532.1
Accumulated depreciation	(1,734.1)	(1,619.7)
Total Property, Plant, and Equipment	1,911.7	1,912.4
Other Noncurrent Assets
Operating lease right-of-use assets	168.0	—
Goodwill	6,312.8	6,310.9
Other intangible assets – net	6,491.4	6,718.8
Other noncurrent assets	149.6	144.0
Total Other Noncurrent Assets	13,121.8	13,173.7
Total Assets	$16,636.2	$16,711.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$575.0	$591.0
Accrued trade marketing and merchandising	198.7	142.7
Current portion of long-term debt	499.8	798.5
Short-term borrowings	310.0	426.0
Current operating lease liabilities	41.7	—
Other current liabilities	452.2	383.3
Total Current Liabilities	2,077.4	2,341.5
Noncurrent Liabilities
Long-term debt, less current portion	4,583.3	4,686.3
Deferred income taxes	1,364.2	1,398.6
Noncurrent operating lease liabilities	133.5	—
Other noncurrent liabilities	307.4	314.4
Total Noncurrent Liabilities	6,388.4	6,399.3
Total Liabilities	8,465.8	8,740.8
Shareholders’ Equity
Common shares	29.0	28.9
Additional capital	5,787.2	5,755.8
Retained income	2,620.5	2,367.6
Accumulated other comprehensive income (loss)	(266.3)	(181.8)
Total Shareholders’ Equity	8,170.4	7,970.5
Total Liabilities and Shareholders’ Equity	$16,636.2	$16,711.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2020	2019
Operating Activities
Net income	$553.2	$442.9
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	156.7	154.1
Amortization	176.4	179.9
Other intangible assets impairment charges	52.4	107.2
Share-based compensation expense	19.8	16.5
Gain on divestiture	—	(27.6)
Other noncash adjustments – net	15.9	4.6
Defined benefit pension contributions	(1.1)	(20.1)
Changes in assets and liabilities, net of effect from acquisition and divestiture:
Trade receivables	26.7	(51.4)
Inventories	(48.0)	(18.8)
Other current assets	7.0	19.5
Accounts payable	12.3	(11.2)
Accrued liabilities	44.6	73.1
Income and other taxes	(40.9)	10.1
Other – net	(7.9)	(11.8)
Net Cash Provided by (Used for) Operating Activities	967.1	867.0
Investing Activities
Business acquired, net of cash acquired	—	(1,903.0)
Additions to property, plant, and equipment	(192.9)	(267.2)
Proceeds from divestiture	—	371.4
Other – net	15.3	(24.0)
Net Cash Provided by (Used for) Investing Activities	(177.6)	(1,822.8)
Financing Activities
Short-term borrowings (repayments) – net	(122.6)	360.0
Proceeds from long-term debt	—	1,500.0
Repayments of long-term debt	(400.0)	(600.0)
Quarterly dividends paid	(296.7)	(281.4)
Purchase of treasury shares	(4.3)	(5.2)
Proceeds from stock option exercises	7.0	—
Other – net	0.5	0.2
Net Cash Provided by (Used for) Financing Activities	(816.1)	973.6
Effect of exchange rate changes on cash	(0.3)	(3.9)
Net increase (decrease) in cash and cash equivalents	(26.9)	13.9
Cash and cash equivalents at beginning of period	101.3	192.6
Cash and Cash Equivalents at End of Period	$74.4	$206.5
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2019	113,742,296	$28.9	$5,755.8	$2,367.6	$(181.8)	$7,970.5
Net income				154.6		154.6
Other comprehensive income (loss)					(34.9)	(34.9)
Comprehensive income						119.7
Purchase of treasury shares	(22,793)	—	(2.7)	(0.2)		(2.9)
Stock plans	330,289	0.1	20.4			20.5
Cash dividends declared, $0.88 per common share				(100.1)		(100.1)
Other				—		—
Balance at July 31, 2019	114,049,792	$29.0	$5,773.5	$2,421.9	$(216.7)	$8,007.7
Net income				211.2		211.2
Other comprehensive income (loss)					(31.7)	(31.7)
Comprehensive income						179.5
Purchase of treasury shares	(4,930)	—	(0.6)	—		(0.6)
Stock plans	14,882	—	8.8			8.8
Cash dividends declared, $0.88 per common share				(100.1)		(100.1)
Other				—		—
Balance at October 31, 2019	114,059,744	$29.0	$5,781.7	$2,533.0	$(248.4)	$8,095.3
Net income				187.4		187.4
Other comprehensive income (loss)					(17.9)	(17.9)
Comprehensive income						169.5
Purchase of treasury shares	(7,180)	—	(1.0)	0.2		(0.8)
Stock plans	(11,251)	—	6.5			6.5
Cash dividends declared, $0.88 per common share				(100.1)		(100.1)
Other				—		—
Balance at January 31, 2020	114,041,313	$29.0	$5,787.2	$2,620.5	$(266.3)	$8,170.4

Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2018	113,572,840	$28.9	$5,739.7	$2,239.2	$(116.7)	$7,891.1
Net income				133.0		133.0
Other comprehensive income (loss)					(2.1)	(2.1)
Comprehensive income						130.9
Purchase of treasury shares	(43,913)	—	(4.6)	(0.1)		(4.7)
Stock plans	243,521	—	10.0			10.0
Cash dividends declared, $0.85 per common share				(96.5)		(96.5)
Other				—		—
Balance at July 31, 2018	113,772,448	$28.9	$5,745.1	$2,275.6	$(118.8)	$7,930.8
Net income				188.5		188.5
Other comprehensive income (loss)					2.4	2.4
Comprehensive income						190.9
Purchase of treasury shares	(2,485)	—	(0.3)	—		(0.3)
Stock plans	(9,883)	—	5.1			5.1
Cash dividends declared, $0.85 per common share				(96.5)		(96.5)
Other		—		—		—
Balance at October 31, 2018	113,760,080	$28.9	$5,749.9	$2,367.6	$(116.4)	$8,030.0
Net income				121.4		121.4
Other comprehensive income (loss)					(36.9)	(36.9)
Comprehensive income						84.5
Purchase of treasury shares	(1,746)	—	(0.2)	—		(0.2)
Stock plans	122	—	3.7			3.7
Cash dividends declared, $0.85 per common share				(96.4)		(96.4)
Balance at January 31, 2019	113,758,456	$28.9	$5,753.4	$2,392.6	$(153.3)	$8,021.6
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
Operating results for the nine months ended January 31, 2020, are not necessarily indicative of the results that may be expected for the year ending April 30, 2020. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2019.
Note 2: Recently Issued Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will be effective for us on May 1, 2021, with the option to early adopt at any time prior to the effective date. Accounting for franchise taxes will require adoption on a retrospective or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other applicable provisions will require adoption on a retrospective, modified retrospective, or prospective basis, as required by ASU 2019-12. We do not anticipate that the adoption of this ASU will have a material impact on our financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us on May 1, 2020, but we elected to early adopt on May 1, 2019, as permitted, on a prospective basis. During the nine months ended January 31, 2020, we capitalized implementation costs related to third-party cloud computing services of $3.4, which is reflected in other noncurrent assets in the Condensed Consolidated Balance Sheet.

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

Adoption of ASU 2016-02 on May 1, 2019, resulted in the recognition of operating lease right-of-use assets and lease liabilities of $159.2 and $166.6, respectively, in the Condensed Consolidated Balance Sheet. The difference between the additional lease assets and lease liabilities was primarily due to an existing deferred rent balance that was reclassified to the operating lease liability. The new standard did not materially impact our Condensed Statement of Consolidated Income or Condensed Statement of Consolidated Cash Flows. The additional disclosures required are presented within Note 13: Leases.
Note 3: Acquisition
On May 14, 2018, we acquired the equity of Ainsworth Pet Nutrition, LLC (“Ainsworth”), a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S., in an all-cash transaction valued at $1.9 billion. The transaction was funded with a bank term loan and borrowings under our commercial paper program of approximately $1.5 billion and $400.0, respectively. For additional information on the financing associated with this transaction, refer to Note 9: Debt and Financing Arrangements.
During 2019, the final purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and other estimates made by management. The purchase price allocation included total intangible assets of $1.3 billion. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as a result, the excess was allocated to goodwill. As a result of the acquisition, we recognized total goodwill of $617.8 within the U.S. Retail Pet Foods segment, which represented the value we expected to achieve through the implementation of operational synergies and growth opportunities as a result of integrating Ainsworth into our U.S. Retail Pet Foods segment. Of the total goodwill, $446.0 was deductible for income tax purposes at the acquisition date, of which $392.9 remains deductible at January 31, 2020. The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment, inclusive of the recently acquired Ainsworth business, remain susceptible to future impairment charges due to the narrow differences between fair value and carrying value. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges. For more information, see Note 8: Goodwill and Other Intangible Assets.
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
The following table summarizes our integration costs incurred related to the Ainsworth acquisition.

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Costs Incurred to Date at January 31, 2020
	2020	2019	2020	2019
Employee-related costs	$0.3	$5.4	$1.7	$13.2	$17.2
Other transition and termination costs	3.0	2.3	8.2	10.7	24.8
Total integration costs	$3.3	$7.7	$9.9	$23.9	$42.0
Noncash charges of $0.1 and $1.0 were included in the integration costs incurred during the three months ended January 31, 2020 and 2019, respectively, and $0.5 and $2.8 during the nine months ended January 31, 2020 and 2019, respectively. Cumulative noncash charges incurred to date were $4.6 and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.3 and $1.6 at January 31, 2020, and April 30, 2019, respectively.

Restructuring Costs: We completed the restructuring activities associated with our organization optimization program as of April 30, 2019, and as a result, we did not incur any related costs during the three and nine months ended January 31, 2020. We incurred restructuring costs of $11.1 and $28.0 during the three and nine months ended January 31, 2019, respectively, primarily consisting of employee-related costs. Total restructuring costs of $74.6 were incurred related to the program, which included $48.7 and $25.9 of employee-related costs and other transition and termination costs, respectively. Noncash charges included in the total restructuring costs were $15.2, of which $1.2 and $2.2 were incurred during the three and nine months ended January 31, 2019, respectively. Noncash charges primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was fully satisfied as of January 31, 2020, and was $0.8 at April 30, 2019.
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
The operating results for this business were primarily included in the U.S. Retail Consumer Foods segment prior to the sale. We received proceeds from the divestiture of $369.5, which were net of cash transaction costs and included a working capital adjustment. During 2019, we recognized a pre-tax gain of $27.7 related to this transaction, of which $1.0 was recognized during the third quarter associated with the working capital adjustment that was finalized during the fourth quarter. The gain was included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net sales:
U.S. Retail Pet Foods	$721.9	$759.0	$2,101.7	$2,158.3
U.S. Retail Coffee	558.8	561.6	1,567.9	1,596.0
U.S. Retail Consumer Foods	422.9	422.7	1,251.2	1,367.9
International and Away From Home	268.7	268.6	788.2	813.7
Total net sales	$1,972.3	$2,011.9	$5,709.0	$5,935.9
Segment profit:
U.S. Retail Pet Foods	$146.0	$147.9	$403.1	$372.2
U.S. Retail Coffee	189.5	183.7	500.9	505.8
U.S. Retail Consumer Foods	84.2	95.9	256.6	327.5
International and Away From Home	49.0	52.5	131.7	152.6
Total segment profit	$468.7	$480.0	$1,292.3	$1,358.1
Amortization	(58.8)	(59.7)	(176.4)	(179.9)
Other intangible assets impairment charges	(52.4)	(107.2)	(52.4)	(107.2)
Interest expense – net	(45.1)	(51.6)	(143.6)	(158.8)
Unallocated derivative gains (losses)	7.7	(2.9)	37.6	(25.0)
Other special project costs (A)	(3.3)	(18.8)	(9.9)	(51.9)
Corporate administrative expenses	(72.9)	(73.8)	(214.8)	(219.1)
Other income (expense) – net	(1.4)	(8.8)	(4.5)	(16.5)
Income before income taxes	$242.5	$157.2	$728.3	$599.7
(A)Other special project costs includes integration and restructuring costs. For more information, see Note 4: Integration and Restructuring Costs.

The following table presents certain geographical information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net sales:
United States	$1,837.6	$1,880.6	$5,311.1	$5,526.1
International:
Canada	$108.7	$106.7	$318.9	$319.2
All other international	26.0	24.6	79.0	90.6
Total international	$134.7	$131.3	$397.9	$409.8
Total net sales	$1,972.3	$2,011.9	$5,709.0	$5,935.9

The following table presents product category information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019	Primary Reportable Segment (A)
Coffee	$650.7	$653.5	$1,824.5	$1,867.3	U.S. Retail Coffee
Dog food	300.8	337.5	899.0	980.9	U.S. Retail Pet Foods
Cat food	223.9	218.9	633.6	615.2	U.S. Retail Pet Foods
Pet snacks	214.6	217.9	617.8	607.6	U.S. Retail Pet Foods
Peanut butter	180.0	188.5	533.3	574.6	U.S. Retail Consumer Foods
Fruit spreads	88.3	86.0	264.0	254.6	U.S. Retail Consumer Foods
Frozen handheld	82.6	67.3	247.5	210.5	U.S. Retail Consumer Foods
Shortening and oils	68.9	74.8	192.2	207.0	U.S. Retail Consumer Foods
Portion control	42.0	40.1	123.9	122.6	International and Away From Home
Juices and beverages	30.4	30.6	94.0	96.7	U.S. Retail Consumer Foods
Baking mixes and ingredients	19.6	21.9	59.3	164.6	International and Away From Home (B)
Other	70.5	74.9	219.9	234.3	International and Away From Home
Total net sales	$1,972.3	$2,011.9	$5,709.0	$5,935.9
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)During the three and nine months ended January 31, 2019, the primary reportable segment was U.S. Retail Consumer Foods, as the majority of the net sales within this category were related to the divested U.S. baking business. For more information, see Note 5: Divestiture.
Note 7: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net income	$187.4	$121.4	$553.2	$442.9
Less: Net income allocated to participating securities	1.1	0.6	3.2	2.3
Net income allocated to common stockholders	$186.3	$120.8	$550.0	$440.6
Weighted-average common shares outstanding	113.4	113.2	113.3	113.1
Add: Dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	113.4	113.2	113.3	113.1
Net income per common share	$1.64	$1.07	$4.85	$3.89
Net income per common share – assuming dilution	$1.64	$1.07	$4.85	$3.89

Note 8: Goodwill and Other Intangible Assets

The following table summarizes our other intangible assets and related accumulated amortization and impairment charges including foreign currency exchange adjustments.

	January 31, 2020			April 30, 2019
	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,471.1	$1,302.8	$3,168.3	$4,471.1	$1,156.8	$3,314.3
Patents and technology	168.5	135.6	32.9	168.5	127.4	41.1
Trademarks	502.0	188.0	314.0	499.9	166.9	333.0
Total intangible assets subject to amortization	$5,141.6	$1,626.4	$3,515.2	$5,139.5	$1,451.1	$3,688.4
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$3,319.0	$342.8	$2,976.2	$3,321.1	$290.7	$3,030.4
Total other intangible assets	$8,460.6	$1,969.2	$6,491.4	$8,460.6	$1,741.8	$6,718.8
We review goodwill and other indefinite-lived intangible assets at least annually on February 1 for impairment, and more often if indicators of impairment exist.
During the third quarter of 2020, we began our annual planning cycle, which was not complete as of January 31, 2020; however, certain brand-level decisions were made during the quarter that we evaluated to determine whether the carrying value of certain indefinite-lived intangible assets more likely than not exceeded fair value. As a result, we recognized an impairment charge of $52.4 related to the Natural Balance brand within the U.S. Retail Pet Foods segment due to a decline in current year and long-term net sales expectations and the royalty rate used in the interim analysis, primarily driven by the market environment and re-positioning of this brand within the Pet Foods brand portfolio. This charge was included as a noncash charge in our Condensed Statement of Consolidated Income. Additionally, we reassessed the long-term strategic expectations for the Natural Balance brand and will reclassify this brand as a finite-lived intangible asset as of February 1, 2020, resulting in annual amortization expense of $4.5.
As of January 31, 2020, there were no other indicators of impairment, and as a result, we do not believe that our reporting units or any of our remaining indefinite-lived intangible assets are more likely than not impaired. However, the goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment, inclusive of the recently acquired Ainsworth business, remain susceptible to future impairment charges due to the narrow differences between fair value and carrying value. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges. The carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were $2.4 billion and $1.4 billion, respectively, as of January 31, 2020.
During the third quarter of 2019, we recognized a noncash impairment charge of $107.2 related to certain indefinite-lived intangible assets within the U.S. Retail Pet Foods segment.

Note 9: Debt and Financing Arrangements
Long-term debt consists of the following:

	January 31, 2020		April 30, 2019
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
2.20% Senior Notes due December 6, 2019	$—	$—	$300.0	$299.5
2.50% Senior Notes due March 15, 2020	500.0	499.8	500.0	499.0
3.50% Senior Notes due October 15, 2021	750.0	762.9	750.0	768.4
3.00% Senior Notes due March 15, 2022	400.0	398.5	400.0	398.0
3.50% Senior Notes due March 15, 2025	1,000.0	995.8	1,000.0	995.2
3.38% Senior Notes due December 15, 2027	500.0	496.6	500.0	496.2
4.25% Senior Notes due March 15, 2035	650.0	643.8	650.0	643.5
4.38% Senior Notes due March 15, 2045	600.0	586.4	600.0	586.0
Term Loan Credit Agreement due May 14, 2021	700.0	699.3	800.0	799.0
Total long-term debt	$5,100.0	$5,083.1	$5,500.0	$5,484.8
Current portion of long-term debt	500.0	499.8	800.0	798.5
Total long-term debt, less current portion	$4,600.0	$4,583.3	$4,700.0	$4,686.3
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, terminated interest rate contracts, and offering discounts.
We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, the mark-to-market gains or losses on these contracts are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transactions affect earnings. At January 31, 2020, unrealized losses of $168.9 were deferred in accumulated other comprehensive income (loss) for these derivative instruments. For additional information, see Note 11: Derivative Financial Instruments.
In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition, as discussed in Note 3: Acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and are payable either on a quarterly basis or at the end of the borrowing term. The Term Loan does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of January 31, 2020, we have prepaid $800.0 on the Term Loan to date, including $100.0 in 2020. The interest rate on the Term Loan at January 31, 2020, was 2.45 percent. In November 2019, we entered into an amendment to the Term Loan that decreased the applicable margins on LIBOR, based on our long-term unsecured debt rating. This amendment did not have a material impact on our condensed consolidated financial statements.
All of our Senior Notes outstanding at January 31, 2020, are unsecured and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at January 31, 2020, or April 30, 2019.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2020, and April 30, 2019, we had $310.0 and $426.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 1.79 percent and 2.75 percent, respectively.

Interest paid totaled $18.3 and $24.4 for the three months ended January 31, 2020 and 2019, respectively, and $118.3 and $131.8, for the nine months ended January 31, 2020 and 2019, respectively. This differs from interest expense due to the timing of interest payments, effect of interest rate contracts, amortization of debt issuance costs and discounts, capitalized interest, and payment of other debt fees.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.
Note 10: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2020	2019	2020	2019
Service cost	$0.4	$0.6	$0.4	$0.5
Interest cost	5.2	5.9	0.5	0.6
Expected return on plan assets	(6.0)	(6.8)	—	—
Amortization of net actuarial loss (gain)	2.0	2.0	(0.1)	(0.1)
Amortization of prior service cost (credit)	0.2	0.2	(0.2)	(0.4)
Curtailment loss (gain)	—	0.3	—	—
Settlement loss (gain)	—	4.2	—	—
Net periodic benefit cost	$1.8	$6.4	$0.6	$0.6

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2020	2019	2020	2019
Service cost	$1.2	$1.7	$1.3	$1.4
Interest cost	15.7	17.6	1.7	1.8
Expected return on plan assets	(18.1)	(20.3)	—	—
Amortization of net actuarial loss (gain)	6.0	6.1	(0.2)	(0.4)
Amortization of prior service cost (credit)	0.6	0.7	(0.8)	(1.0)
Curtailment loss (gain)	—	0.3	—	—
Settlement loss (gain)	—	4.2	—	—
Net periodic benefit cost	$5.4	$10.3	$2.0	$1.8

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
We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, unrealized losses of $168.9 were deferred in accumulated other comprehensive income (loss) at January 31, 2020.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. To date, we have recognized $39.2 of the gain, of which $2.1 and $6.2 was recognized during the three and nine months ended January 31, 2020, respectively. The remaining gain will be recognized as follows: $1.9 through the remainder of 2020, $8.4 in 2021, and $4.0 in 2022.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2020
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$168.9	$—	$—
Total derivatives designated as hedging instruments	$—	$168.9	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$8.6	$16.4	$—	$—
Foreign currency exchange contracts	0.4	0.1	—	—
Total derivatives not designated as hedging instruments	$9.0	$16.5	$—	$—
Total derivative instruments	$9.0	$185.4	$—	$—

	April 30, 2019
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$49.1	$—	$—
Total derivatives designated as hedging instruments	$—	$49.1	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$4.8	$25.8	$—	$—
Foreign currency exchange contracts	1.4	0.2	—	—
Total derivatives not designated as hedging instruments	$6.2	$26.0	$—	$—
Total derivative instruments	$6.2	$75.1	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At January 31, 2020, and April 30, 2019, we maintained cash margin account balances of $25.7 and $40.7, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our exchange-traded derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.
Interest expense – net, as presented in the Condensed Statements of Consolidated Income, was $45.1 and $51.6 for the three months ended January 31, 2020 and 2019, respectively, and was $143.6 and $158.8 for the nine months ended January 31, 2020 and 2019, respectively. The following table presents information on the pre-tax gains and losses recognized on interest rate contracts designated as cash flow hedges.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Gains (losses) recognized in other comprehensive income (loss)	$(22.7)	$(48.1)	$(119.8)	$(37.6)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense	(0.1)	(0.1)	(0.3)	(0.3)
Change in accumulated other comprehensive income (loss)	$(22.6)	$(48.0)	$(119.5)	$(37.3)
Included as a component of accumulated other comprehensive income (loss) at January 31, 2020, and April 30, 2019, were deferred net pre-tax losses of $172.0 and $52.5, respectively, related to the active and terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at January 31, 2020, and April 30, 2019, was $39.6 and $12.1, respectively. Approximately $8.9 of the net pre-tax loss will be recognized over the next 12 months related to the active and terminated interest rate contracts.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Gains (losses) on commodity contracts	$(7.3)	$(25.8)	$(4.8)	$(55.9)
Gains (losses) on foreign currency exchange contracts	0.3	0.2	(0.8)	1.7
Total gains (losses) recognized in cost of products sold	$(7.0)	$(25.6)	$(5.6)	$(54.2)

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$(7.0)	$(25.6)	$(5.6)	$(54.2)
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(14.7)	(22.7)	(43.2)	(29.2)
Unallocated derivative gains (losses)	$7.7	$(2.9)	$37.6	$(25.0)
The net cumulative unallocated derivative losses were $14.9 and $52.5 at January 31, 2020, and April 30, 2019, respectively.
The following table presents the gross notional value of outstanding derivative contracts.

	January 31, 2020	April 30, 2019
Commodity contracts	$808.9	$544.8
Foreign currency exchange contracts	88.1	144.9
Interest rate contracts	800.0	800.0

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2020		April 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$40.7	$40.7	$40.9	$40.9
Derivative financial instruments – net	(176.4)	(176.4)	(68.9)	(68.9)
Total long-term debt	(5,083.1)	(5,386.8)	(5,484.8)	(5,504.0)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2020
Marketable securities and other investments: (A)
Equity mutual funds	$9.6	$—	$—	$9.6
Municipal obligations	—	31.1	—	31.1
Money market funds	—	—	—	—
Derivative financial instruments: (B)
Commodity contracts – net	(7.5)	(0.3)	—	(7.8)
Foreign currency exchange contracts – net	—	0.3	—	0.3
Interest rate contracts	—	(168.9)	—	(168.9)
Total long-term debt (C)	(4,662.4)	(724.4)	—	(5,386.8)
Total financial instruments measured at fair value	$(4,660.3)	$(862.2)	$—	$(5,522.5)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2019
Marketable securities and other investments: (A)
Equity mutual funds	$8.7	$—	$—	$8.7
Municipal obligations	—	31.7	—	31.7
Money market funds	0.5	—	—	0.5
Derivative financial instruments: (B)
Commodity contracts – net	(20.7)	(0.3)	—	(21.0)
Foreign currency exchange contracts – net	(0.1)	1.3	—	1.2
Interest rate contracts	—	(49.1)	—	(49.1)
Total long-term debt (C)	(4,646.6)	(857.4)	—	(5,504.0)
Total financial instruments measured at fair value	$(4,658.2)	$(873.8)	$—	$(5,532.0)

(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2020, our municipal obligations are scheduled to mature as follows: $0.3 in 2020, $1.0 in 2021, $1.5 in 2022, $1.0 in 2023, and the remaining $27.3 in 2024 and beyond.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. The Level 2 interest rate contracts are valued using standard valuation techniques, the income approach, and observable Level 2 market expectations at the measurement date to convert future amounts to a single discounted present value. Level 2 inputs for the valuation of the interest rate contracts are limited to prices that are observable for the asset or liability. For additional information, see Note 11: Derivative Financial Instruments.
(C)Long-term debt is composed of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The fair value of the Term Loan is based on the net present value of each interest and principal payment calculated utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements. For additional information, see Note 9: Debt and Financing Arrangements.
During the third quarter of 2020 and 2019, we recognized impairment charges of $52.4 and $107.2, respectively, related to certain indefinite-lived trademarks in the U.S. Retail Pet Foods segment, which were included as a noncash charge in our Condensed Statements of Consolidated Income. We utilized Level 3 inputs based on management's best estimates and assumptions to estimate the fair value of the indefinite-lived trademarks. For additional information, see Note 8: Goodwill and Other Intangible Assets.

Note 13: Leases
We lease certain warehouses, manufacturing facilities, office space, equipment, and vehicles, primarily through operating lease agreements. We have elected to not recognize leases with a term of 12 months or less on the balance sheet. Instead, we recognize the related lease expense on a straight-line basis over the lease term.
Although the majority of our right-of-use asset and lease liability balances consist of leases with renewal options, we generally are not reasonably certain to exercise them, and therefore, the optional periods do not typically impact the lease term. Certain leases also include termination provisions or options to purchase the leased property. Since we are not reasonably certain to exercise these types of options, minimum lease payments do not include any amounts related to these termination or purchase options. Our lease agreements generally do not contain residual value guarantees or restrictive covenants that are material.
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
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheet.

January 31, 2020
Operating lease right-of-use assets	$168.0
Operating lease liabilities:
Current operating lease liabilities	$41.7
Noncurrent operating lease liabilities	133.5
Total operating lease liabilities	$175.2

Finance lease right-of-use assets:
Machinery and equipment	$13.4
Accumulated depreciation	(6.9)
Total property, plant, and equipment	$6.5
Finance lease liabilities:
Other current liabilities	$2.2
Other noncurrent liabilities	3.7
Total finance lease liabilities	$5.9
The following table summarizes the components of lease expense.

	Three Months Ended January 31, 2020	Nine Months Ended January 31, 2020
Operating lease cost	$13.2	$38.5
Finance lease cost:
Amortization of right-of-use assets	0.7	2.3
Interest on lease liabilities	0.1	0.2
Variable lease cost	5.0	17.6
Short-term lease cost	8.5	25.9
Sublease income	(1.1)	(3.4)
Net lease cost	$26.4	$81.1

The following table sets forth cash flow and noncash information related to leases.

Nine Months Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38.8
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	2.1
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	56.6
Finance leases	2.4
The following table summarizes the maturity of our lease liabilities by fiscal year.

	January 31, 2020
	Operating Leases	Finance Leases
2020 (remainder of the year)	$12.3	$0.7
2021	43.8	2.2
2022	40.5	1.6
2023	34.6	0.9
2024	22.8	0.7
2025 and beyond	34.8	0.2
Total undiscounted minimum lease payments	$188.8	$6.3
Less: Imputed interest	13.6	0.4
Lease liabilities	$175.2	$5.9
As of April 30, 2019, our minimum operating lease obligations were as follows: $43.0 in 2020, $36.7 in 2021, $30.5 in 2022, $24.8 in 2023, and $12.3 in 2024.
The following table sets forth the weighted average remaining lease term and discount rate.

January 31, 2020
Weighted average remaining lease term (in years):
Operating leases	4.8
Finance leases	3.4

Weighted average discount rate:
Operating leases	3.1%
Finance leases	3.0%

Note 14: Income Taxes
The effective tax rates for the three months ended January 31, 2020 and 2019, were 22.7 and 22.8 percent, respectively, and for the nine months ended January 31, 2020 and 2019, were 24.0 and 26.1 percent, respectively. During the three and nine months ended January 31, 2020 and 2019, the effective tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes. The effective tax rate for the nine months ended January 31, 2019, was also unfavorably impacted by additional income tax expense related to the sale of the U.S. baking business.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $2.6, primarily as a result of expiring statute of limitations periods.
As of January 31, 2020, the undistributed earnings of our foreign subsidiaries remain permanently reinvested.

Note 15: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2019	$(35.5)	$(40.4)	$(110.0)	$4.1	$(181.8)
Reclassification adjustments	—	0.3	5.2	—	5.5
Current period credit (charge)	2.6	(119.8)	—	1.2	(116.0)
Income tax benefit (expense)	—	27.5	(1.2)	(0.3)	26.0
Balance at January 31, 2020	$(32.9)	$(132.4)	$(106.0)	$5.0	$(266.3)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2018	$(16.4)	$(2.9)	$(101.0)	$3.6	$(116.7)
Reclassification adjustments	—	0.3	6.0	—	6.3
Current period credit (charge)	(10.1)	(37.6)	(2.4)	(0.5)	(50.6)
Income tax benefit (expense)	—	8.5	(0.9)	0.1	7.7
Balance at January 31, 2019	$(26.5)	$(31.7)	$(98.3)	$3.2	$(153.3)

(A)The reclassification from accumulated other comprehensive income (loss) to interest expense was related to terminated interest rate contracts. The current period credit (charge) relates to the unrealized gains (losses) on the interest rate contracts entered into in November 2018 and June 2018. For additional information, see Note 11: Derivative Financial Instruments.
(B)Amortization of net losses and prior service costs was reclassified from accumulated other comprehensive income (loss) to other income (expense) – net.
Note 16: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during the second half of 2019. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2020. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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
On June 15, 2018, the state agency responsible for administering the Proposition 65 program, the California Office of Environmental Health Hazard Assessment (“OEHHA”), issued a proposed regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The California Court of Appeals granted the defendants’ requests to stay the trial on remedies until a final determination was made on OEHHA’s proposed regulation. During the interim period, the California Office of Administrative Law approved the proposed regulation on June 3, 2019, and the regulation went into effect on October 1, 2019. In response to CERT's objection, the defendants amended their answer to raise the regulation as a complete defense to the claims. CERT unsuccessfully challenged the defendants' right to assert the regulation as an affirmative defense but continues to challenge the validity of the regulation. During the third quarter of 2020, CERT filed several motions seeking judgment in its favor as a matter of law, and the defendants also filed their own motion. Briefing on all motions is expected to continue into March 2020.
At this stage of the proceedings, prior to and without knowing whether the regulation will stand as a defense or the trial on remedies issues will move forward in light of the challenge, we are unable to predict or reasonably estimate the potential loss or effect on our operations. Accordingly, no loss contingency has been recorded for this matter as of January 31, 2020, as the likelihood of loss is not considered probable or estimable. The trial court has discretion to impose zero penalties against us or to impose significant statutory penalties if the case proceeds. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products, as well as involve substantial expense and operational disruption, which could have a material adverse impact on our financial position, results of operations, or cash flows. Furthermore, a future appellate court decision could reverse the earlier trial court rulings should the regulation be held invalid. The outcome and the financial impact of settlement, the trial, or the appellate court rulings of the case, if any, cannot be predicted at this time.
Note 17: Common Shares
The following table sets forth common share information.

	January 31, 2020	April 30, 2019
Common shares authorized	300.0	300.0
Common shares outstanding	114.0	113.7
Treasury shares	32.5	32.8
Repurchase Program: During the nine months ended January 31, 2020 and 2019, we did not repurchase any common shares under a repurchase plan authorized by the Board of Directors (the “Board”). Share repurchases during the nine months ended January 31, 2020 and 2019, consisted of shares repurchased from stock plan recipients in lieu of cash payments. At January 31, 2020, we had approximately 3.6 million common shares available for repurchase pursuant to the Board’s authorizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2020 and 2019. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On May 14, 2018, we acquired the equity of Ainsworth in an all-cash transaction, which was funded by debt and valued at $1.9 billion. Ainsworth was a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. We expected to achieve annual cost synergies related to this acquisition of approximately $55.0 by the end of 2020, which was fully realized as of January 31, 2020.

On August 31, 2018, we sold our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, an unrelated party. The transaction included products that were primarily sold in U.S. retail channels under the Pillsbury, Martha White, Hungry Jack, White Lily, and Jim Dandy brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of approximately $370.0 in 2018, primarily in the U.S. Retail Consumer Foods segment. The transaction did not include our baking business in Canada. We received proceeds from the divestiture of $369.5, which were net of cash transaction costs and included a working capital adjustment. During 2019, we recognized a pre-tax gain of $27.7 related to this transaction, of which $1.0 was recognized during the third quarter associated with the working capital adjustment that was finalized during the fourth quarter. The gain was included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
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
Results of Operations

	Three Months Ended January 31,			Nine Months Ended January 31,
	2020	2019	% Increase (Decrease)	2020	2019	% Increase (Decrease)
Net sales	$1,972.3	$2,011.9	(2)%	$5,709.0	$5,935.9	(4)%
Gross profit	$760.0	$773.8	(2)	$2,213.6	$2,223.3	—
% of net sales	38.5%	38.5%		38.8%	37.5%
Operating income	$289.0	$217.6	33	$876.4	$775.0	13
% of net sales	14.7%	10.8%		15.4%	13.1%
Net income:
Net income	$187.4	$121.4	54	$553.2	$442.9	25
Net income per common share – assuming dilution	$1.64	$1.07	53	$4.85	$3.89	25
Adjusted gross profit (A)	$752.3	$776.7	(3)	$2,176.0	$2,248.3	(3)
% of net sales	38.1%	38.6%		38.1%	37.9%
Adjusted operating income (A)	$395.8	$406.2	(3)	$1,077.5	$1,139.0	(5)
% of net sales	20.1%	20.2%		18.9%	19.2%
Adjusted income: (A)
Income	$268.5	$256.7	5	$705.7	$705.6	—
Earnings per share – assuming dilution	$2.35	$2.26	4	$6.19	$6.20	—
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.

Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2020	2019	Increase (Decrease)	%	2020	2019	Increase (Decrease)	%
Net sales	$1,972.3	$2,011.9	$(39.6)	(2)%	$5,709.0	$5,935.9	$(226.9)	(4)%
Ainsworth acquisition	—	—	—	—	(25.4)	—	(25.4)	—
Baking divestiture	—	—	—	—	—	(105.9)	105.9	2
Foreign currency exchange	(1.3)	—	(1.3)	—	2.3	—	2.3	—
Net sales excluding acquisition, divestiture, and foreign currency exchange (A)	$1,971.0	$2,011.9	$(40.9)	(2)%	$5,685.9	$5,830.0	$(144.1)	(2)%
Amounts may not add due to rounding.
(A)Net sales excluding acquisition, divestiture, and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information because it enables comparison of results on a year-over-year basis.

Net sales in the third quarter of 2020 decreased $39.6, or 2 percent, reflecting unfavorable volume/mix in the U.S. Retail Pet Foods segment, primarily driven by dog food. Lower net price realization for the remaining segments was primarily driven by lower net pricing for coffee and peanut butter, which was mostly offset by favorable volume/mix for coffee and Smucker’s Uncrustables®.
Net sales in the first nine months of 2020 decreased $226.9, or 4 percent, reflecting $105.9 of noncomparable net sales in the prior year related to the U.S. baking business, partially offset by incremental net sales in the current year of $25.4 related to the Ainsworth acquisition. Net sales excluding acquisition, divestiture, and foreign currency exchange decreased $144.1, or 2 percent. Lower net price realization impacted net sales by 2 percentage points, primarily due to lower net pricing for coffee and peanut butter, partially offset by higher pricing for pet food and pet snacks. Unfavorable volume/mix impacted net sales by 1 percentage point, primarily driven by declines for private label dog food, as well as the Natural Balance brand, partially offset by gains for the Smucker’s and Dunkin’ Donuts brands.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Gross profit	38.5%	38.5%	38.8%	37.5%
Selling, distribution, and administrative expenses:
Marketing	6.1%	6.7%	6.6%	6.9%
Selling	2.9	2.9	3.3	3.2
Distribution	3.7	3.2	3.6	3.3
General and administrative	5.5	5.7	5.8	5.7
Total selling, distribution, and administrative expenses	18.2%	18.5%	19.3%	19.2%
Amortization	3.0	3.0	3.1	3.0
Other intangible assets impairment charges	2.7	5.3	0.9	1.8
Other special project costs	0.2	0.9	0.2	0.9
Other operating expense (income) – net	(0.1)	(0.1)	—	(0.5)
Operating income	14.7%	10.8%	15.4%	13.1%
Amounts may not add due to rounding.
Gross profit decreased $13.8, or 2 percent, in the third quarter of 2020, primarily driven by unfavorable volume/mix and an unfavorable net impact of lower prices and lower costs. Operating income increased $71.4, or 33 percent, primarily reflecting a $54.8 decrease in intangible asset impairment charges, a $15.5 decrease in special project costs, and a $14.2 decrease in selling, distribution, and administrative (“SD&A”) expenses, partially offset by the decline in gross profit. During the third quarter of 2020, we recognized a noncash impairment charge of $52.4 associated with the Natural Balance brand within the U.S. Retail Pet Foods segment. For further information on this charge, refer to “Critical Accounting Estimates and Policies” in this discussion and analysis.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for further information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $24.4, or 3 percent, in the third quarter of 2020, as compared to prior year, further reflecting a $10.6 unfavorable change related to the exclusion of unallocated derivative gains and losses, as compared to GAAP gross profit. Operating income excluding non-GAAP adjustments (“adjusted operating income”) decreased $10.4, or 3 percent, as compared to prior year, further reflecting the change related to the exclusion of impairment charges and special project costs, as compared to GAAP operating income.
Gross profit decreased $9.7 in the first nine months of 2020, primarily driven by the noncomparable impact related to the U.S. baking business divestiture and unfavorable volume/mix, mostly offset by a favorable net impact of lower prices and lower costs and the noncomparable benefit of Ainsworth. The favorable net impact of price and cost was mostly driven by a favorable change in the impact of derivative gains and losses. Operating income increased $101.4, or 13 percent, primarily due to the $54.8 decrease in intangible asset impairment charges, a $42.0 decrease in special project costs, and a $37.9 decrease in SD&A expenses, partially offset by the impact of the $27.6 pre-tax gain related to the sale of the U.S. baking business in the prior year and the decline in gross profit.
Adjusted gross profit decreased $72.3, or 3 percent, in the first nine months of 2020, as compared to the prior year, further reflecting a $62.6 unfavorable change related to the exclusion of unallocated derivative gains and losses, as compared to GAAP gross profit. Adjusted operating income decreased $61.5, or 5 percent, as compared to the prior year, further reflecting the change related to the exclusion of impairment charges and special project costs, as compared to GAAP operating income.
Interest Expense
Net interest expense decreased $6.5, or 13 percent, in the third quarter of 2020, and decreased $15.2, or 10 percent, in the first nine months of 2020, primarily as a result of reduced debt, as compared to the prior year, driven by repayments made during the last twelve months.
Income Taxes
Income taxes increased $19.3, or 54 percent, in the third quarter of 2020, and increased $18.3, or 12 percent, in the first nine months of 2020. The 2020 effective tax rates were 22.7 percent for the third quarter and 24.0 percent for the first nine months. The 2019 effective tax rates were 22.8 percent for the third quarter and 26.1 percent for the first nine months.
During the current year and the prior year, the effective tax rates varied from the U.S. statutory tax rate of 21.0 percent, primarily due to the impact of state income taxes. The effective tax rate for the first nine months of the prior year was also unfavorably impacted by the income tax expense associated with the sale of the U.S. baking business. We anticipate a full-year effective tax rate for 2020 to be approximately 24.0 percent. For further information, refer to Note 14: Income Taxes.
Integration Activities
We expect to incur approximately $50.0 in total integration costs related to the Ainsworth acquisition, the majority of which are expected to be cash charges. Of the total anticipated integration costs, we expect approximately one-third to be employee-related costs. We have incurred total cumulative integration costs of $42.0, of which $3.3 and $9.9 were incurred in the third quarter and first nine months of 2020, respectively. All remaining integration costs are expected to be incurred by the end of 2020. For further information, refer to Note 4: Integration and Restructuring Costs.
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

	Three Months Ended January 31,			Nine Months Ended January 31,
	2020	2019	% Increase (Decrease)	2020	2019	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$721.9	$759.0	(5)%	$2,101.7	$2,158.3	(3)%
U.S. Retail Coffee	558.8	561.6	—	1,567.9	1,596.0	(2)
U.S. Retail Consumer Foods	422.9	422.7	—	1,251.2	1,367.9	(9)
International and Away From Home	268.7	268.6	—	788.2	813.7	(3)
Segment profit:
U.S. Retail Pet Foods	$146.0	$147.9	(1)%	$403.1	$372.2	8%
U.S. Retail Coffee	189.5	183.7	3	500.9	505.8	(1)
U.S. Retail Consumer Foods	84.2	95.9	(12)	256.6	327.5	(22)
International and Away From Home	49.0	52.5	(7)	131.7	152.6	(14)
Segment profit margin:
U.S. Retail Pet Foods	20.2%	19.5%		19.2%	17.2%
U.S. Retail Coffee	33.9	32.7		31.9	31.7
U.S. Retail Consumer Foods	19.9	22.7		20.5	23.9
International and Away From Home	18.2	19.5		16.7	18.8

U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales in the third quarter of 2020 decreased $37.1, reflecting unfavorable volume/mix, which reduced net sales by 5 percentage points and was primarily driven by the Natural Balance brand and private label dog food. Net price realization was neutral, as list price increases implemented during the second half of the prior year were mostly offset by increased trade spend. Segment profit decreased $1.9, as unfavorable volume/mix was mostly offset by an $8.1 recovery from a legal settlement related to a prior year supplier issue, synergy realization, and reduced marketing expense.
The U.S. Retail Pet Foods segment net sales in the first nine months of 2020 decreased $56.6, including the impact of two weeks of incremental Ainsworth sales in the current year. Excluding the incremental Ainsworth business, net sales decreased $82.0, reflecting a $59.6 decline related to private label products. Volume/mix reduced net sales by 5 percentage points, primarily driven by private label dog food and the Natural Balance brand. Net price realization contributed 1 percentage point, primarily related to the Meow Mix, 9Lives, and Kibbles ’n Bits brands, reflecting the list price increases implemented during the second half of the prior year, partially offset by increased trade spend. Segment profit increased $30.9, reflecting a $10.9 unfavorable fair value purchase accounting adjustment in the prior year and the benefit from the incremental Ainsworth sales. Profit improvement was also driven by synergy realization, higher net pricing, reduced marketing expense, and the recovery from a legal settlement related to a prior year supplier issue, partially offset by unfavorable volume/mix and higher input costs.
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $2.8 in the third quarter of 2020, reflecting lower net price realization, mostly offset by favorable volume/mix. Lower net pricing on the Folgers and Dunkin’ Donuts brands reduced net sales by 5 percentage points, which reflected increased promotional activity across both brands, primarily supported by lower green coffee costs. The favorable volume/mix increased net sales by 5 percentage points, due to growth of the Dunkin’ Donuts, Café Bustelo and Folgers brands. Segment profit increased $5.8, primarily due to favorable volume/mix and reduced marketing expense, partially offset by the unfavorable net impact of lower net pricing and lower input costs.
The U.S. Retail Coffee segment net sales decreased $28.1 in the first nine months of 2020, reflecting lower net price realization, partially offset by favorable volume/mix. Lower net pricing, which reduced net sales by 4 percentage points, reflected promotional activity across all brands, primarily supported by lower green coffee costs. The favorable volume/mix, which increased net sales by 3 percentage points, was primarily driven by the Dunkin’ Donuts and Café Bustelo brands. Segment profit decreased $4.9, primarily due to the net unfavorable impact of lower net pricing and lower green coffee costs, partially offset by decreased marketing expense and favorable volume/mix.

U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales in the third quarter of 2020 was comparable to the prior year, as favorable volume/mix was offset by lower net price realization. Favorable volume/mix contributed 4 percentage points to net sales, primarily related to growth for Smucker’s Uncrustables and the Jif brand. Lower net pricing reduced net sales by 4 percentage points, primarily driven by a list price decrease on the Jif brand in the fourth quarter of the prior year, partially offset by decreased trade spend. Segment profit decreased $11.7, which included a $7.5 write-off of equipment related to the discontinuation of Jif Power Ups®. Excluding this impact, segment profit decreased $4.2, primarily reflecting an unfavorable net impact of lower pricing and lower input costs, partially offset by favorable volume/mix.
The U.S. Retail Consumer Foods segment net sales decreased $116.7 in the first nine months of 2020, driven by a $102.2 noncomparable impact of the U.S. baking business. Excluding the noncomparable impact of the divested business, net sales decreased 1 percent. Lower net price realization reduced net sales by 3 percentage points, primarily driven by the list price decrease on the Jif brand, partially offset by decreased trade spend. Favorable volume/mix contributed 2 percentage points to net sales, primarily related to growth for Smucker’s Uncrustables and the Jif brand, partially offset by a decline for the Crisco brand. Segment profit decreased $70.9, primarily reflecting $44.3 of segment profit in the prior year related to the divested business, of which $27.6 represented the pre-tax gain related to the sale. Excluding the impact of the divestiture, segment profit decreased 9 percent, driven primarily by the unfavorable net impact of lower pricing and lower input costs and the write-off of equipment related to the discontinuation of Jif Power Ups, partially offset by the favorable volume/mix and decreased marketing expense.
International and Away From Home
The International and Away From Home segment net sales in the third quarter of 2020 was comparable to the prior year, as a favorable foreign currency impact on net sales was offset by unfavorable net price realization and unfavorable volume/mix. Segment profit decreased $3.5, primarily reflecting the unfavorable volume/mix.
The International and Away From Home segment net sales decreased $25.5 in the first nine months of 2020, including a noncomparable impact of $3.7 of net sales in the prior year related to the divested U.S. baking business. Unfavorable volume/mix reduced net sales by 2 percentage points, primarily driven by increased shipments in the prior year related to the closing of facilities in Mexico and transition to a distributor export model, in addition to declines for the Folgers and Jif brands. These declines were partially offset by gains for the Smucker’s brand. Lower net price realization reduced net sales by 1 percentage point, primarily related to the Folgers and Jif brands. Foreign currency exchange had a $2.3 unfavorable impact on net sales. Segment profit decreased $20.9, primarily reflecting the unfavorable volume/mix and lower net pricing.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At January 31, 2020, total cash and cash equivalents was $74.4, compared to $101.3 at April 30, 2019.

The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2020	2019
Net cash provided by (used for) operating activities	$967.1	$867.0
Net cash provided by (used for) investing activities	(177.6)	(1,822.8)
Net cash provided by (used for) financing activities	(816.1)	973.6

Net cash provided by (used for) operating activities	$967.1	$867.0
Additions to property, plant, and equipment	(192.9)	(267.2)
Free cash flow (A)	$774.2	$599.8
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $100.1 increase in cash provided by operating activities for the first nine months of 2020 was primarily driven by higher net income adjusted for noncash items in the current year. The cash required to fund working capital decreased compared to the prior year, excluding the impact of the realization of a $30.0 income tax refund received in 2019. The decrease in working capital requirements was primarily driven by a reduction in trade receivables due to lower sales, in addition to lower payments for accounts payable items driven by working capital initiatives. These decreases were partially offset by an increase in inventory levels compared to the prior year.
Cash used for investing activities in the first nine months of 2020 consisted of $192.9 in capital expenditures, partially offset by a $15.0 decrease in our derivative cash margin account balances. Cash used for investing activities in the first nine months of 2019 consisted of $1.9 billion related to the Ainsworth acquisition, $267.2 in capital expenditures, and a $22.8 increase in our derivative cash margin account balances, partially offset by net proceeds from the divestiture of the U.S. baking business of $371.4.
Cash used for financing activities in the first nine months of 2020 consisted primarily of long-term debt repayments of $400.0, dividend payments of $296.7, and a net decrease in short-term borrowings of $122.6. Cash provided by financing activities in the first nine months of 2019 consisted primarily of $1.5 billion in long-term debt proceeds and a $360.0 net increase in short-term borrowings, partially offset by long-term debt repayments of $600.0 and dividend payments of $281.4.
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during the second half of 2019. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2020. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in CERT v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. As part of a joint defense group organized to defend against the lawsuit, we dispute these claims. Acrylamide is not added to coffee, but is inherently present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. The outcome and the financial impact of the case, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for this matter as of January 31, 2020, as the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant statutory penalties or to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, our business and financial results could be adversely impacted, and sales of those products could suffer not only in those locations but elsewhere. For additional information, see Note 16: Contingencies.

Capital Resources
The following table presents our capital structure.

	January 31, 2020	April 30, 2019
Current portion of long-term debt	$499.8	$798.5
Short-term borrowings	310.0	426.0
Long-term debt, less current portion	4,583.3	4,686.3
Total debt	$5,393.1	$5,910.8
Shareholders’ equity	8,170.4	7,970.5
Total capital	$13,563.5	$13,881.3
In April 2018, we entered into a Term Loan with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or LIBOR, based on our election, and are payable either on a quarterly basis or at the end of the borrowing term. The Term Loan matures on May 14, 2021, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of January 31, 2020, we have prepaid $800.0 on the Term Loan to date, including $100.0 in 2020. The interest rate on the Term Loan at January 31, 2020, was 2.45 percent. In November 2019, we entered into an amendment to the Term Loan that decreased the applicable margins on LIBOR, based on our long-term unsecured debt rating. This amendment did not have a material impact on our condensed consolidated financial statements.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2020, we had $310.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 1.79 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 9: Debt and Financing Arrangements.
During the third quarter of 2020, we did not repurchase any common shares under a repurchase plan authorized by the Board. At January 31, 2020, approximately 3.6 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
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
During the first nine months of 2020, we returned $39.7 of international cash to the U.S., primarily driven by a reduction in our capital investment in certain foreign subsidiaries in conjunction with a restructuring of our international holding and operating entities. No foreign withholding taxes were applicable, and state income taxes were not significant. As of January 31, 2020, total cash and cash equivalents of $64.5 was held by our foreign subsidiaries, primarily in Canada. The undistributed earnings of our foreign subsidiaries remain permanently reinvested.
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
These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. GAAP. Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments. The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 23 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Gross profit reconciliation:
Gross profit	$760.0	$773.8	$2,213.6	$2,223.3
Unallocated derivative losses (gains)	(7.7)	2.9	(37.6)	25.0
Adjusted gross profit	$752.3	$776.7	$2,176.0	$2,248.3
Operating income reconciliation:
Operating income	$289.0	$217.6	$876.4	$775.0
Amortization	58.8	59.7	176.4	179.9
Other intangible assets impairment charges	52.4	107.2	52.4	107.2
Unallocated derivative losses (gains)	(7.7)	2.9	(37.6)	25.0
Other special project costs	3.3	18.8	9.9	51.9
Adjusted operating income	$395.8	$406.2	$1,077.5	$1,139.0
Net income reconciliation:
Net income	$187.4	$121.4	$553.2	$442.9
Income tax expense	55.1	35.8	175.1	156.8
Amortization	58.8	59.7	176.4	179.9
Other intangible assets impairment charges	52.4	107.2	52.4	107.2
Unallocated derivative losses (gains)	(7.7)	2.9	(37.6)	25.0
Other special project costs	3.3	18.8	9.9	51.9
Adjusted income before income taxes	$349.3	$345.8	$929.4	$963.7
Income taxes, as adjusted	80.8	89.1	223.7	258.1
Adjusted income	$268.5	$256.7	$705.7	$705.6
Weighted-average shares – assuming dilution	114.0	113.8	114.0	113.7
Adjusted earnings per share – assuming dilution	$2.35	$2.26	$6.19	$6.20

Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and not material to our results of operations, financial condition, or cash flows.

As of January 31, 2020, there were no material changes to our future contractual obligations as previously reported in our
Annual Report on Form 10-K for the year ended April 30, 2019.

Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2019. There were no material changes to the information previously disclosed, with the exception of the item discussed below.
During the third quarter of 2020, we began our annual planning cycle, which was not complete as of January 31, 2020; however, certain brand-level decisions were made during the quarter that we evaluated to determine whether the carrying value of certain indefinite-lived intangible assets more likely than not exceeded fair value. As a result, we recognized an impairment charge of $52.4 related to the Natural Balance brand within the U.S. Retail Pet Foods segment due to a decline in current year and long-term net sales expectations and the royalty rate used in the interim analysis, primarily driven by the market environment and re-positioning of this brand within the Pet Foods brand portfolio. This charge was included as a noncash charge in our Condensed Statement of Consolidated Income. Additionally, we reassessed the long-term strategic expectations for the Natural Balance brand and will reclassify this brand as a finite-lived intangible asset as of February 1, 2020, resulting in annual amortization expense of $4.5.
As of January 31, 2020, there were no other indicators of impairment, and as a result, we do not believe that our reporting units or any of our remaining indefinite-lived intangible assets are more likely than not impaired. However, the goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment, inclusive of the recently acquired Ainsworth business, remain susceptible to future impairment charges due to the narrow differences between fair value and carrying value. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges. The carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were $2.4 billion and $1.4 billion, respectively, as of January 31, 2020.
During the third quarter of 2019, we recognized a noncash impairment charge of $107.2 related to certain indefinite-lived intangible assets within the U.S. Retail Pet Foods segment.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2020, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, LIBOR, and commercial paper rates in the U.S. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond 2021. We do not anticipate a significant impact to our financial position as a result of this action given our current mix of variable- and fixed-rate debt.
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
We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts are designated as cash flow hedges, and as a result, unrealized losses of $168.9 were deferred in accumulated other comprehensive income (loss) at January 31, 2020. A hypothetical 10 percent decrease in treasury rates at January 31, 2020, would result in an incremental loss of $20.4 on the fair value of these interest rate contracts.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At January 31, 2020, the remaining benefit of $14.3 was recorded as an increase in the long-term debt balance.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at January 31, 2020, would increase the fair value of our long-term debt by $305.8.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2020, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2020, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the nine months ended January 31, 2020. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	January 31, 2020	April 30, 2019
High	$38.7	$51.6
Low	13.3	25.3
Average	26.1	37.0
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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:
•our ability to achieve cost savings related to our cost management programs in the amounts and within the time frames currently anticipated;
•our ability to generate sufficient cash flow to meet our cash deleveraging objectives;
•volatility of commodity, energy, and other input costs;
•risks associated with derivative and purchasing strategies we employ to manage commodity pricing and interest rate risks;
•the availability of reliable transportation on acceptable terms;
•our ability to implement and realize the full benefit of price changes, and the impact of the timing of the price changes to profits and cash flow in a particular period;
•the success and cost of marketing and sales programs and strategies intended to promote growth in our businesses, including product innovation;
•general competitive activity in the market, including competitors’ pricing practices and promotional spending levels;
•the impact of food security concerns involving either our products or our competitors’ products;
•the impact of accidents, extreme weather, and natural disasters;
•the concentration of certain of our businesses with key customers and suppliers, including single-source suppliers of certain key raw materials and finished goods, and our ability to manage and maintain key relationships;
•the timing and amount of capital expenditures and share repurchases;
•impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets;
•the impact of new or changes to existing governmental laws and regulations and their application, including tariffs;
•the outcome of tax examinations, changes in tax laws, and other tax matters;
•foreign currency and interest rate fluctuations; and
•risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the SEC.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report on Form 10-Q. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2020 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls. During the first quarter of 2020, we began using a new integrated software solution to plan, authorize, and record trade promotion-related activities, as well as initiate payments associated with our trade programs. Additionally, in connection with the adoption of ASU 2016-02, Leases (Topic 842), as described in Note 2: Recently Issued Accounting Standards and Note 13: Leases, we implemented a new software solution that is used to record right-of-use assets and lease liabilities and prepare disclosures related to the new standard. As a result of the implementation of these systems, new controls and processes were executed during the first quarter of 2020.
There have been no changes in our internal control over financial reporting during the three months ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 16: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2019, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

The risk factor described below updates the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2019, to include information on an interim impairment analysis, which was performed during the third quarter of 2020.
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

As of January 31, 2020, the carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were $2.4 billion and $1.4 billion, respectively. These intangible assets are susceptible to future impairment charges due to narrow differences between fair value and carrying value as a result of recent impairment charges and the acquisition of Ainsworth in May 2018. To date, we have recognized $465.0 million of impairment charges related to the goodwill and indefinite-lived intangible assets acquired as part of the Big Heart Pet Brands acquisition in 2015, which includes an impairment charge of $52.4 recognized during the third quarter of 2020 related to the Natural Balance brand. These impairment charges are primarily the result of reductions in our long-term net sales and profitability projections.

We do not believe that our Pet Foods reporting unit or any of the remaining indefinite-lived trademarks within the U.S. Retail Pet Foods segment are more likely than not impaired as of January 31, 2020. However, further changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, an adverse change to macroeconomic conditions, or a change to other assumptions could result in additional impairment losses in the future, which could be significant. As of April 30, 2019, the estimated fair value was substantially in excess of the carrying value for the majority of the remaining reporting units and material indefinite-lived intangible assets, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the Natural Foods reporting unit, which has no remaining goodwill as a result of the impairment charge recorded during the fourth quarter of 2019. For further information, refer to Note 8: Goodwill and Other Intangible Assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the third quarter of 2020, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2019 - November 30, 2019	—	$—	—	3,586,598
December 1, 2019 - December 31, 2019	1,300	105.22	—	3,586,598
January 1, 2020 - January 31, 2020	5,880	105.00	—	3,586,598
Total	7,180	$105.04	—	3,586,598

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of January 31, 2020, there were 3,586,598 common shares remaining available for future repurchase pursuant to the Board’s authorizations.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 37 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2020	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Mark R. Belgya
By: MARK R. BELGYA
Vice Chair and Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
3.1	Amended Regulations of The J. M. Smucker Company (as Amended January 17, 2020)
10.1	Separation Agreement, effective as of January 4, 2020, between the Company and Kevin G. Jackson*
10.2	Separation Agreement, effective as of January 10, 2020, between the Company and David J. Lemmon*
10.3	The J. M. Smucker Company Executive Severance Plan*
10.4
Amendment No. 1 to Credit Agreement dated as of November 14, 2019, to the Term Loan Credit Agreement, dated as of April 27, 2018, among the Company, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent

31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Mark R. Belgya pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in Inline XBRL
* Management contract or compensatory plan or arrangement