Form 10-K
period 2020-04-30
J M SMUCKER Co
filed 2020-06-19
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
 FORM 10-K
_________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-5111
_______________________________________________
THE J. M. SMUCKER COMPANY
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________________________________

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

Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2019, was $11,446,124,922.
As of June 12, 2020, 114,043,184 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 19, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business.
The Company: The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”), often referred to as Smucker’s (a registered trademark), was established in 1897 and incorporated in Ohio in 1921. We operate principally in one industry, the manufacturing and marketing of branded food and beverage products on a worldwide basis, although the majority of our sales are in the U.S. Our operations outside the U.S. are principally in Canada, although products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency translation, represented approximately
6 percent of consolidated net sales for 2020. Our branded food and beverage products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.
On May 14, 2018, we acquired the equity of Ainsworth Pet Nutrition, LLC (“Ainsworth”) in an all-cash transaction, which was funded by debt and valued at $1.9 billion. Ainsworth was a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. For additional information, refer to Note 2: Acquisition.
On August 31, 2018, we sold our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, an unrelated party. The transaction included products that were primarily sold in U.S. retail channels under the Pillsbury®, Martha White®, Hungry Jack®, White Lily®, and Jim Dandy® brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of approximately $370.0 million in 2018. The transaction did not include our baking business in Canada. For additional information, refer to Note 4: Divestiture.
We have four reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, U.S. Retail Consumer Foods, and International and Away From Home. The U.S. retail market segments in total comprised 87 percent of 2020 consolidated net sales and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. The International and Away From Home segment represents sales outside of the U.S. retail market segments.
Principal Products: Our principal products as of April 30, 2020, are coffee, dog food, cat food, pet snacks, peanut butter, fruit spreads, frozen handheld products, shortening and oils, portion control products, juices and beverages, and baking mixes and ingredients. Product sales information for the years 2020, 2019, and 2018 is included within Note 5: Reportable Segments.
In the U.S. retail market segments, our products are primarily sold through a combination of direct sales and brokers to food retailers, club stores, discount and dollar stores, food wholesalers, online retailers, pet specialty stores, natural foods stores and distributors, drug stores, military commissaries, and mass merchandisers. In the International and Away From Home segment, our products are distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
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

Trademarks and Patents: Our products are produced under certain patents and marketed under trademarks owned or licensed by us or one of our subsidiaries. Our major trademarks as of April 30, 2020, are listed below.

Primary Reportable Segment	Major Trademark
U.S. Retail Pet Foods	Rachael Ray® Nutrish®, Meow Mix®, Milk-Bone®, Kibbles ‘n Bits®, 9Lives®, Natural Balance®, Pup-Peroni®, and Nature’s Recipe®
U.S. Retail Coffee	Folgers®, Dunkin’ Donuts®, and Café Bustelo®
U.S. Retail Consumer Foods	Jif®,, Smucker’s®, Uncrustables®, and Crisco®
International and Away From Home	Folgers and Smucker’s
Dunkin’TM and Dunkin’ Donuts are trademarks of DD IP Holder LLC used under two licenses (the “Dunkin’ Licenses”) for packaged coffee products, including K-Cup® pods, sold in retail channels such as grocery stores, mass merchandisers, club stores, and drug stores. All references to Dunkin’ in this Annual Report on Form 10-K are deemed to include the Dunkin’ and Dunkin’ Donuts trademarks. The Dunkin’ Licenses do not pertain to Dunkin’ coffee or other products for sale in Dunkin’ restaurants. The terms of the Dunkin’ Licenses include the payment of royalties to an affiliate of DD IP Holder LLC and other financial commitments by the Company. The Dunkin’ Licenses are in effect until January 1, 2039.
We utilize Rachael Ray’s image and likeness and related Rachael Ray trademarks for premium pet food and pet snacks under an exclusive license which expires in 2063. The terms of the license include the payment of royalties to The Rachael Ray Foundation. Rachael Ray is a trademark of Ray Marks II LLC. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc. (“Keurig”), used with permission. In addition, we and our subsidiaries license the use of several other trademarks, none of which are individually material to our business.
Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “Choosy Moms Choose Jif®,” “Purely The Finest®,” “The Only One Cats Ask For By Name®,” “Say It With Milk-Bone®,” the Smucker’s banner, the Crock Jar shape, the Gingham design, the Jif Color Banner design, the Folgers Mountain Sunrise design, and the Smucker’s Strawberry, Milk-Bone, and 9Lives logos.
We own several hundred patents worldwide in addition to proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.
We consider all of our owned and licensed intellectual property, taken as a whole, to be essential to our business.
Seasonality: The U.S. Retail Coffee and U.S. Retail Consumer Foods segments have historically been seasonal around the Fall Bake and Holiday period, which generally resulted in higher sales and profits in our second and third quarters. Our success in promoting and merchandising our coffee and baking brands during the Fall Bake and Holiday period has typically had a significant impact on our results for a fiscal year. Additionally, the Back to School period and the Spring Holiday season are important promotional periods. However, as a result of the U.S. baking business divestiture during 2019, the U.S. Retail Consumer Foods segment has experienced less seasonality. Additionally, the U.S. Retail Pet Foods segment, which grew during 2019 as a result of the Ainsworth acquisition, does not experience significant seasonality, further reducing the overall impact of seasonality to the total Company.
Working Capital: Working capital requirements have historically been greatest during the first half of our fiscal year mainly due to the timing of the buildup of coffee, shortening and oils, and baking inventories necessary to support the Fall Bake and Holiday period and the additional buildup of coffee inventory in advance of the Atlantic hurricane season. The impact of seasonality on our overall working capital requirements has been partially reduced by the U.S. Retail Pet Foods segment, which does not experience significant seasonality. The divestiture of the U.S. baking business and the acquisition of Ainsworth during 2019 have further reduced the seasonality of our overall working capital requirements.
Customers: Sales to Walmart Inc. and subsidiaries amounted to 32 percent, 32 percent, and 31 percent of net sales in 2020, 2019, and 2018, respectively. These sales are primarily included in the U.S. retail market segments. No other customer exceeded 10 percent of net sales during 2020, 2019, or 2018.

During 2020, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.
Orders: Generally, orders are filled within a few days of receipt, and the backlog of unfilled orders at any particular time has not been material on a historical basis.
Government Business: No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Competition: We are the branded market leader in the coffee, dog snacks, peanut butter, fruit spreads, natural shelf stable juices, ice cream toppings, and shortening categories in the U.S. In Canada, we are the branded market leader in the flour, pickles, fruit spreads, canned milk, shortening, and ice cream toppings categories. Our business is highly competitive as all of our brands compete for retail shelf space with other branded products as well as private label products.
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
In addition, private label continues to be a competitor in many of the categories in which we compete, partially due to improvements in private label quality and the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty. In our total U.S. retail categories, private label held a 16.4 dollar average market share during the 52 weeks ended April 19, 2020, as compared to a 16.6 dollar average market share during the same period in the prior year. We believe that both private label and leading brands play an important role in the categories in which we compete, appealing to different consumer segments. We closely monitor the price gap, or price premium, between our brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.

Our primary brands and major competitors as of April 30, 2020, are listed below.

Our Primary Products	Our Primary Brands	Competing Brands	Competitors
U.S. Retail Pet Foods
Mainstream pet food	Meow Mix, Kibbles ‘n Bits, 9Lives, and Nature’s Recipe	Dog Chow (A), One, Beneful, Cat Chow (A), Friskies, Kit & Kaboodle, and Fancy Feast	Nestlé Purina PetCare Company
		Pedigree, Iams, and Sheba	Mars, Incorporated
Pet snacks	Milk-Bone (A) and Pup-Peroni	Beggin’ Strips and Waggin’ Train	Nestlé Purina PetCare Company
		Dentastix and Greenies	Mars, Incorporated
Premium pet food	Rachael Ray Nutrish and Natural Balance	Blue Buffalo (A)	General Mills, Inc.
		Nutro	Mars, Incorporated
		Hill’s	Hill’s Pet Nutrition, Inc.
		Pro Plan and Merrick	Nestlé Purina PetCare Company
U.S. Retail Coffee
Mainstream roast and ground coffee	Folgers (A) and Café Bustelo	Maxwell House and Yuban	The Kraft Heinz Company
		Private Label Brands	Various
		McCafe	Keurig Dr. Pepper
		Cafe La Llave	F. Gaviña & Sons, Inc.
Single serve coffee - K-Cup®	Dunkin’, Folgers, Café Bustelo, and 1850TM	Green Mountain Coffee (A) and McCafe	Keurig Dr. Pepper
		Starbucks	Nestlé S.A.
		Private Label Brands	Various
		Maxwell House and Gevalia	The Kraft Heinz Company
Premium coffee	Dunkin’ and 1850	Starbucks (A) and Seattle’s Best Coffee	Nestlé S.A.
		Peet’s Coffee & Tea	JDE Peet’s BV
		Private Label Brands	Various
		Eight O’Clock	Tata Global Beverages Limited
		Gevalia	The Kraft Heinz Company
U.S. Retail Consumer Foods
Peanut butter and specialty spreads	Jif (A)	Private Label Brands	Various
		Skippy	Hormel Foods Corporation
		Nutella	Ferrero SpA
		Peter Pan	Conagra Brands, Inc.
Fruit spreads	Smucker’s (A)	Private Label Brands	Various
		Welch’s	Welch Foods Inc.
		Bonne Maman	Andros Foods USA, Inc.
Frozen sandwiches and snacks	Smucker’s Uncrustables (A)	Skippy P.B. & Jelly Minis	Hormel Foods Corporation
		Hot Pockets	Nestlé S.A.
		Totino's	General Mills, Inc.
Shortening and oils	Crisco (B)	Private Label Brands (B)	Various
		Wesson	Richardson International Ltd.
International and Away From Home
Foodservice hot beverage	Folgers, 1850, and Café Bustelo	Starbucks	Nestlé S.A.
		Private Label Brands	Various
		Nescafé	Société des Produits Nestlé S.A.
Foodservice portion control	Smucker’s and Jif	Private Label Brands	Various
		Heinz, Welch’s and Private Label Brands	The Kraft Heinz Company
Canada coffee	Folgers	Tim Hortons (A)	Restaurant Brands International Inc.
		Maxwell House	The Kraft Heinz Company
		Private Label Brands	Various
Canada flour	Robin Hood® (A) and Five Roses®	Private Label Brands	Various
(A) Identifies the current market leader within the product category. In certain categories, the market leader is not identified as two or more brands compete for the largest share.
(B) Crisco is the market leader within the shortening category. In the oils category, private label brands, collectively, maintain the largest share.

Environmental Matters: We consider it to be our responsibility as a good corporate citizen to be compliant with environmental regulations and focus on environmental sustainability. As such, we have public goals related to waste diversion, water usage intensity reduction, greenhouse gas emissions intensity reduction, and packaging recyclability. In addition, we have implemented and manage a variety of programs across our operations, including energy optimization, the utilization of renewable energy, water conservation, the reuse of resources, and the support of farmers who implement sustainable practices, in support of our commitment to environmental sustainability. We continue to evaluate and modify our processes on an ongoing basis to further reduce waste and limit our impact on the environment.
Compliance with the provisions of enacted or pending federal, state, and local environmental regulations regarding either the discharge of materials into the environment or the protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, or competitive position in 2021.
Employees: At April 30, 2020, we had approximately 7,300 full-time employees worldwide, of which 24 percent, located at nine manufacturing locations, are covered by union contracts. These contracts vary in term depending on location, with two contracts expiring in 2021, representing 2 percent of our total employees. We believe our relations with our employees are good.

Information about our Executive Officers: The names, ages as of June 15, 2020, and current positions of our executive officers are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

Name	Age	Years with Company	Position	Served as an Officer Since
Richard K. Smucker	72	47	Executive Chairman (A)	1974
Mark T. Smucker	50	22	President and Chief Executive Officer (B)	2001
Mark R. Belgya	59	35	Vice Chair (C)	1997
John P. Brase	52	—	Chief Operating Officer (D)	2020
Amy C. Held	46	7	Chief Strategy and International Officer (E)	2018
Jeannette L. Knudsen	50	17	Chief Legal and Compliance Officer and Secretary (F)	2009
Tucker H. Marshall	44	8	Chief Financial Officer (G)	2020
Jill R. Penrose	47	16	Chief People and Administrative Officer (H)	2014
Geoff E. Tanner	46	17	Chief Marketing and Commercial Officer (I)	2019

(A)Mr. Richard Smucker was elected to his present position in May 2016, having served as Chief Executive Officer since August 2011.
(B)Mr. Mark Smucker was elected to his present position in May 2016, having served as President and President, Consumer and Natural Foods since April 2015. Prior to that time, he served as President, U.S. Retail Coffee since May 2011.
(C)Mr. Belgya was elected to his present position in May 2020, having served as Vice Chair and Chief Financial Officer since May 2016. Prior to that time, he served as Senior Vice President and Chief Financial Officer since October 2009.
(D)Mr. Brase was elected to his present position in April 2020, having previously served at The Procter & Gamble Company (“P&G”) for 30 years. He was the Vice President and General Manager of P&G’s North American Family Care business from April 2016 through March 2020 and, prior to that time, he served as Vice President and General Manager, Global Family Care, Upstream Innovation since January 2015.
(E)Ms. Held was elected to her present position in November 2019, having served as Senior Vice President, Corporate Strategy, M&A, and International since July 2018. Prior to that time, she served as Senior Vice President, Strategy and M&A since March 2018, Vice President, Corporate Strategy and Development since May 2016, and Director, Corporate Strategy and Development since February 2013.
(F)Ms. Knudsen was elected to her present position in November 2019, having served as Senior Vice President, General Counsel and Secretary since May 2016. Prior to that time, she served as Vice President, General Counsel and Corporate Secretary since August 2010.
(G)Mr. Marshall was elected to his present position in May 2020, having served as Senior Vice President and Deputy Chief Financial Officer since November 2019. Prior to that time, he served as Vice President, Finance since May 2016 and Vice President, Financial Planning and Analysis since June 2014.

(H)Ms. Penrose was elected to her present position in November 2019, having served as Senior Vice President, Human Resources and Corporate Communications since May 2016. Prior to that time, she served as Vice President, Human Resources since June 2014.
(I)Mr. Tanner was elected to his present position in November 2019, having served as Senior Vice President, Growth and Consumer Engagement since May 2016. Prior to that time, he served as Vice President, Growth and Innovation since January 2016, and Vice President, Pet Food and Snacks Marketing since July 2015.
Available Information: Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (investors.jmsmucker.com/sec-filings) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.
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
The outbreak of the novel coronavirus (“COVID-19”) could negatively impact our business and results of operations.
The continued spread of COVID-19 throughout the United States and the international community has had, and could continue to have, a negative impact on financial markets, economic conditions, and portions of our business and industry. COVID-19 could negatively impact our business and results of operations in a number of ways, including, but not limited to, the following:

•a shutdown or slowdown of one or more of our manufacturing facilities due to illness could significantly disrupt our production capabilities, particularly with respect to our coffee production, substantially all of which takes place in New Orleans, Louisiana;
•a slowdown or stoppage in our supply chain could result from government restrictions or labor shortages due to illness or if our suppliers, vendors, distributors, or third-party manufacturers fail to meet their obligations to us or experience disruptions in their ability to do so;
•a strain on our supply chain could result from increased consumer demand at our retail and e-commerce customers;
•an increase in commodity and other input costs could result from market volatility, particularly with respect to animal protein meals and fats, the supply chain for which has been significantly disrupted by COVID-19;
•a significant portion of our workforce, including our management team, could become unable to work as a result of illness or government restrictions, or the attention of our management team could be diverted if any key employees become ill from COVID-19 and are unable to work;
•an impairment in the carrying value of goodwill or intangible assets or a change in the useful life of definite-lived intangible assets could occur if there are sustained changes in consumer purchasing behaviors, government restrictions, financial results, or a deterioration of macroeconomic conditions;
•a decrease in demand for away from home establishments, resulting from government restrictions and social distancing measures, has adversely affected, and may continue to adversely affect, our away from home operations;
•an increase in working capital needs could occur, caused by an increase in days sales outstanding or an extension of payment terms by our customers or a reduction of payment terms by our suppliers resulting from increased financial pressures;
•a change in demand resulting from restrictions on social interactions could affect customers’ and consumers’ plans to purchase or methods of purchasing our products;
•a change in demand for or availability of our products could result from retailers, distributors, or carriers modifying their restocking, fulfillment, or shipping practices;
•a shift in consumer spending as a result of the economic downturn could result in consumers moving to private label or competitive products or our lower-priced products;
•a change in trade promotions and marketing activities could occur in response to changes in consumer viewing and shopping habits resulting from the cancellation of major events, travel restrictions, and changes in in-store shopping practices;
•a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;
•an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future, could affect our financial condition or our ability to fund operations or future investment opportunities; and
•an increase in regulatory restrictions or continued market volatility could hinder our ability to implement price increases resulting from commodity or other input cost increases or to execute strategic business activities, including acquisitions and divestitures.

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
We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, animal protein meals, oils and fats, sweeteners, grains, and fruit. In addition, we and our business partners utilize significant quantities of plastic, glass, and cardboard to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, weather, natural disasters, pandemic illness (such as the COVID-19 outbreak), foreign currency fluctuations, investor speculation, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. In particular, the supply chain for animal protein meals and fats has been significantly disrupted by the COVID-19 pandemic, and therefore, the price for these commodities has increased and may continue to increase due to such disruptions. We also compete for certain raw materials, notably corn and soy-based agricultural products, with the biofuels industry, which has resulted in increased prices for these raw materials. Additionally, farm acreage currently devoted to other agricultural products we purchase may be utilized for biofuels crops resulting in higher costs for the other agricultural products we utilize. Although we use basis, futures, options, and fixed price contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in our raw material and energy costs.

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
Our ability and the ability of our third-party suppliers and service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, work stoppage, terrorism, pandemic illness (such as the COVID-19 outbreak), or other causes, could significantly impair our ability to operate our business. In particular, substantially all of our coffee production takes place in New Orleans, Louisiana, and is subject to risks associated with hurricane and other weather-related events, and some of our production facilities are located in places where tornadoes or wildfires can frequently occur, such as Alabama, Kansas, and California. In addition, we are actively monitoring COVID-19 and its impact on our supply chain and consolidated results of operations, which could be negatively impacted in a number of ways, as previously noted. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations.
Our business could be harmed by strikes or work stoppages.
As of April 30, 2020, 24 percent of our full-time employees, located at nine manufacturing locations, are covered by collective bargaining agreements. These contracts vary in term depending on location, with two contracts expiring in 2021, representing 2 percent of our total employees. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.
Our ability to competitively serve customers depends on the availability of reliable transportation. Increases in logistics and other transportation-related costs could adversely impact our results of operations.
Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation, including ships, trucks, and railcars, to bring our products to market. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, labor shortages in the transportation industry, service failures by third-party service providers, accidents, natural disasters, or a pandemic illness (such as COVID-19), which may impact the transportation infrastructure or demand for transportation services, could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our business, financial condition, and results of operations.
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
Sales to Walmart Inc. and subsidiaries amounted to 32 percent of net sales in 2020. These sales are primarily included in the U.S. retail market segments. Trade receivables at April 30, 2020, included amounts due from Walmart Inc. and subsidiaries of $131.9 million, or 24 percent of the total trade receivables balance. During 2020, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.
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
We are the branded market leader in several categories both in the U.S. and Canada. We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly as a result of a number of factors, such as if we fail to preserve the quality of our products, if we are perceived to act in an irresponsible manner, if the Company or our brands otherwise receive negative publicity, if our brands fail to deliver a consistently positive consumer experience, or if our products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If we are unable to build and sustain brand equity by offering recognizably superior products, we may be unable to maintain premium pricing over private label products. If our brand values are diminished, our revenues and operating results could be materially adversely affected. In addition, anything that harms the Dunkin’ or Rachael Ray brands could adversely affect the success of our exclusive licensing agreements with the owners of these brands.
We must leverage our brand value to compete against private label products.
In nearly all of our product categories, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer private label products, which are typically sold at lower prices, then we could lose category share or sales volumes or shift our product mix to lower margin offerings, which could have a material effect on our business and consolidated financial position and on the consolidated results of our operations and profitability.
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

We depend on the skills and continued service of key employees, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented people, and we may lose key employees or fail to attract, recruit, train, develop, and retain other talented individuals. Any such loss, failure, or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring, integrating, and training qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who leave or to offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results.
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
We may need new or additional financing in the future to conduct our operations, expand our business, or refinance existing indebtedness, which would be dependent upon our financial performance. Any downgrade in our credit ratings, particularly our short-term rating, would likely impact the amount of commercial paper we could issue and increase our commercial paper borrowing costs. The liquidity of the overall capital markets and the state of the economy, including the food and beverage industry, may make credit and capital markets more difficult for us to access, even though we have an established revolving credit facility. From time to time, we have relied, and also may rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions, and general corporate purposes. In particular, our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. In addition, long-term volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives, or the failure of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Disruptions in the capital and credit markets could also result in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase our interest expense and capital costs and could adversely affect our results of operations and financial position. Furthermore, as a result of COVID-19, we may experience an increase in the cost of or the difficulty to obtain debt or equity financing, or to refinance our debt in the future, which could also affect our financial condition or our ability to fund operations or future investment opportunities.
Our fixed- and variable-rate debt use the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing interest rates, and we enter into interest rate swaps from time to time that contain a variable element based on LIBOR. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond 2021. Once LIBOR ceases to be available, we may need to amend affected agreements, and we cannot predict what alternative index will be negotiated with our counterparties. Although we do not anticipate a significant impact to our financial position as a result of this transition given our current mix of fixed- and variable-rate debt, our interest expense could increase, and our available cash flow for general corporate requirements may be adversely affected.
Our substantial debt obligations could restrict our operations and financial condition. Additionally, our ability to generate cash to make payments on our indebtedness depends on many factors beyond our control.
As of April 30, 2020, we had approximately $5.6 billion of short-term borrowings and long-term debt, partially as a result of our borrowings in 2019 to finance the Ainsworth acquisition. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:
•making it more difficult for us to satisfy our financial obligations;

•increasing our vulnerability to adverse economic, regulatory, and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, and general corporate or other purposes; and
•exposing us to greater interest rate risk, including the risk to variable borrowings of a rate increase and the risk to fixed borrowings of a rate decrease.
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
A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At
April 30, 2020, the carrying value of goodwill and other intangible assets totaled $12.7 billion, compared to total assets of
$17.0 billion and total shareholders’ equity of $8.2 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
As of April 30, 2020, goodwill and indefinite-lived intangible assets totaled $6.3 billion and 2.9 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $2.4 billion and $1.4 billion, respectively, within the U.S. Retail Pet Foods segment, and $2.1 billion and $1.2 billion, respectively, within the U.S. Retail Coffee segment, which represent approximately 75 percent of the total goodwill and indefinite-lived intangible assets as of April 30, 2020. Furthermore, the carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment are susceptible to future impairment charges due to narrow differences between fair value and carrying value as a result of recent impairment charges and the acquisition of Ainsworth in May 2018. To date, we have recognized $465.0 million of impairment charges related to the goodwill and indefinite-lived intangible assets acquired as part of the Big Heart Pet Brands (“Big Heart”) acquisition in 2015, primarily as a result of reductions in our long-term net sales and profitability projections.
We do not believe that our Pet Foods reporting unit or any of the indefinite-lived assets within the U.S. Retail Pet Foods segment are more likely than not impaired as of April 30, 2020. However, further changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, an adverse change to macroeconomic conditions, or a change to other assumptions could result in additional impairment losses in the future, which could be significant. As of April 30, 2020, the estimated fair value was substantially in excess of the carrying value for the majority of the remaining reporting units and material indefinite-lived intangible assets, and in all such instances, the estimated fair value exceeded the carrying value by greater than 10 percent.
Furthermore, we continue to evaluate the potential impact of COVID-19 on the fair value of our goodwill and indefinite-lived intangible assets. While we concluded there were no indicators of impairment as of April 30, 2020, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment, specifically as it relates to the Away From Home reporting unit, which has experienced a significant decline in demand as a result of COVID-19. For additional information, refer to Note 7: Goodwill and Other Intangible Assets.
Changes in tax, environmental, or other regulations and laws, or their application, or failure to comply with existing licensing, trade, and other regulations and laws could have a material adverse effect on our financial condition.
Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S. as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, packaging, labeling, distribution, and sale of food products are each subject to governmental regulation that is increasingly extensive, encompassing such matters as ingredients (including whether a product contains genetically modified ingredients), packaging, pricing, advertising, relations with distributors and retailers, health, safety, data privacy, and the environment. Additionally, we are routinely subject to new or modified tax and securities regulations, other laws and regulations, and accounting and reporting standards.
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
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information, and the importance of such networks and systems has increased due to many of our employees working remotely as a result of the COVID-19 pandemic. In particular, we depend on our information technology infrastructure to effectively manage our business data, supply chain, logistics, finance, and other business processes and for digital marketing activities and electronic communications between Company personnel and our customers and suppliers. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, or we do not effectively implement system upgrades, our business or financial results could be negatively impacted. We are regularly the target of attempted cyber and other security threats. Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We invest in industry standard security technology to protect our data and business processes against the risk of data security breaches and cyber-based attacks. We believe our security technology tools and processes provide adequate measures of protection against security breaches and in reducing cybersecurity risks. Nevertheless, despite continued vigilance in these areas, security breaches or system failures of our infrastructure, whether due to attacks by hackers, employee error, or other causes, can create system disruptions, shutdowns, transaction errors, or unauthorized disclosure of confidential information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, the cost to remediate any damages to our information technology systems suffered as a result of a cyber-based attack could be significant.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2.  Properties.
The table below lists all of our manufacturing and processing facilities at April 30, 2020. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that the capacity at our existing facilities will be sufficient to sustain current operations and the anticipated near-term growth of our businesses.
We own all of the properties listed below, except as noted. Additionally, our principal distribution centers in the U.S. include two that we own and seven that we lease. We also lease our principal distribution center in Canada. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We lease eight sales and administrative offices in the U.S. and one in Canada. Our corporate headquarters is located in Orrville, Ohio, and our Canadian headquarters is located in Markham, Ontario.

Locations	Products Produced/Processed/Stored	Primary Reportable Segment
Bloomsburg, Pennsylvania	Wet dog and cat food and dry dog and cat food	U.S. Retail Pet Foods
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Chico, California	Fruit and vegetable juices and beverages and grain products	U.S. Retail Consumer Foods
Cincinnati, Ohio	Shortening and oils	U.S. Retail Consumer Foods
Decatur, Alabama	Dry dog and cat food	U.S. Retail Pet Foods
Frontenac, Kansas	Dry dog and cat food	U.S. Retail Pet Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Havre de Grace, Maryland	Fruit and vegetable juices and beverages	U.S. Retail Consumer Foods
Lawrence, Kansas	Dry dog food	U.S. Retail Pet Foods
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Longmont, Colorado	Frozen sandwiches	U.S. Retail Consumer Foods
Meadville, Pennsylvania	Dry dog and cat food	U.S. Retail Pet Foods
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Consumer Foods
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (four facilities) (A)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Ripon, Wisconsin	Fruit spreads, toppings, syrups, and condiments	U.S. Retail Consumer Foods
Scottsville, Kentucky	Frozen sandwiches	U.S. Retail Consumer Foods
Seattle, Washington (A)	Nut mix products	U.S. Retail Consumer Foods
Sherbrooke, Quebec	Canned milk	International and Away From Home
Suffolk, Virginia	Liquid coffee	International and Away From Home
Topeka, Kansas	Dry dog and cat food and dog and cat snacks	U.S. Retail Pet Foods
(A)We lease our coffee silo facility in New Orleans and our facilities in Seattle.
Item 3. Legal Proceedings.
The information required for this Item is incorporated herein by reference to Note 16: Contingencies.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are listed on the New York Stock Exchange – ticker symbol SJM. There were approximately 304,821 shareholders of record as of June 12, 2020, of which approximately 35,966 were registered holders of common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the fourth quarter of 2020, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2020 - February 29, 2020	150	$108.85	—	3,586,598
March 1, 2020 - March 31, 2020	432	102.04	—	3,586,598
April 1, 2020 - April 30, 2020	103	116.67	—	3,586,598
Total	685	$105.73	—	3,586,598
(a) Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of April 30, 2020, there were 3,586,598 common shares remaining available for future repurchase pursuant to our Board of Directors’ authorizations.

Comparison of Cumulative Total Return: The following graph compares the cumulative total shareholder return for the five years ended April 30, 2020, for our common shares, the Standard & Poor’s (“S&P”) Packaged Foods & Meats Index, and the S&P 500 Index. These figures assume all dividends are reinvested when received and are based on $100.00 invested in our common shares and the referenced index funds on April 30, 2015.

	April 30,
	2015	2016	2017	2018	2019	2020
The J. M. Smucker Company	$100.00	$112.05	$114.20	$105.57	$116.96	$113.04
S&P Packaged Foods & Meats	100.00	116.53	123.26	105.60	116.68	122.62
S&P 500	100.00	101.21	119.34	135.17	153.41	154.74

Copyright © 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6. Selected Financial Data.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected financial data for each of the five years in the period ended April 30, 2020. The selected financial data should be read in conjunction with the “Results of Operations” and “Liquidity and Capital Resources” sections within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto.

	Year Ended April 30,
(Dollars and shares in millions, except per share data)	2020	2019	2018	2017	2016
Statements of Income:
Net sales	$7,801.0	$7,838.0	$7,357.1	$7,392.3	$7,811.2
Gross profit	$3,002.0	$2,915.7	$2,836.1	$2,835.3	$2,967.8
% of net sales	38.5%	37.2%	38.5%	38.4%	38.0%
Operating income	$1,223.1	$928.6	$1,044.0	$1,042.6	$1,146.3
% of net sales	15.7%	11.8%	14.2%	14.1%	14.7%
Net income	$779.5	$514.4	$1,338.6	$592.3	$688.7
Financial Position:
Cash and cash equivalents	$391.1	$101.3	$192.6	$166.8	$109.8
Total assets	16,970.4	16,711.3	15,301.2	15,639.7	15,984.1
Total debt	5,621.3	5,910.8	4,832.0	5,398.5	5,430.0
Total shareholders’ equity	8,190.9	7,970.5	7,891.1	6,850.2	7,008.5
Liquidity:
Net cash provided by operating activities	$1,254.8	$1,141.2	$1,218.0	$1,059.0	$1,461.0
Additions to property, plant, and equipment	269.3	359.8	321.9	192.4	201.4
Free cash flow (A)	985.5	781.4	896.1	866.6	1,259.6
Quarterly dividends paid	396.8	377.9	350.3	339.3	316.6
Purchase of treasury shares	4.2	5.4	7.0	437.6	441.1
EBITDA (as adjusted) (A)	1,714.8	1,560.9	1,625.1	1,593.7	1,579.1
Share Data:
Weighted-average shares outstanding	114.0	113.7	113.6	116.0	119.4
Weighted-average shares outstanding – assuming dilution	114.0	113.7	113.6	116.1	119.5
Dividends declared per common share	$3.52	$3.40	$3.12	$3.00	$2.68
Earnings per Common Share:
Net income	$6.84	$4.52	$11.79	$5.11	$5.77
Net income – assuming dilution	6.84	4.52	11.78	5.10	5.76
Other Non-GAAP Measures: (A)
Adjusted gross profit	$2,982.4	$2,969.9	$2,802.7	$2,868.2	$2,968.0
% of net sales	38.2%	37.9%	38.1%	38.8%	38.0%
Adjusted operating income	$1,508.7	$1,492.3	$1,439.7	$1,492.9	$1,490.8
% of net sales	19.3%	19.0%	19.6%	20.2%	19.1%
Adjusted income and earnings per share:
Adjusted income	$999.1	$942.7	$904.6	$895.9	$931.3
Adjusted earnings per share – assuming dilution	8.76	8.29	7.96	7.72	7.79
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” within Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the comparable generally accepted accounting principles (“GAAP”) financial measure.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
Company Background
Inspired by more than 120 years of business success and five generations of family leadership, The J. M. Smucker Company makes food that people and pets love. The Company’s portfolio of 40+ brands, which are found in 90 percent of U.S. homes and countless away from home dining locations, include iconic products consumers have always loved such as Folgers, Jif, and Milk-Bone, plus new favorites like Café Bustelo, Smucker’s Uncrustables, and Rachael Ray Nutrish. Over the past two decades, the Company has grown by thoughtfully acquiring leading and emerging brands, while ensuring the business has a positive impact on its 7,000+ employees, the communities it is a part of, and the planet.
We have four reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, U.S. Retail Consumer Foods, and International and Away From Home. The U.S. retail market segments in total comprised 87 percent of net sales in 2020 and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. In the U.S. retail market segments, our products are sold primarily to food retailers, club stores, discount and dollar stores, food wholesalers, online retailers, pet specialty stores, natural foods stores and distributors, drug stores, military commissaries, and mass merchandisers. The products included in the International and Away From Home segment are distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
Strategic Overview
We remain rooted in our Basic Beliefs of Quality, People, Ethics, Growth, and Independence established by our founder and namesake, Jerome Smucker, more than a century ago. Today, these Basic Beliefs are the core of our unique corporate culture and serve as a foundation for decision-making and actions. We have been led by five generations of family leadership, having had only six chief executive officers in 123 years. This continuity of management and thought extends to the broader leadership team that embodies the values and embraces the business practices that have contributed to our consistent growth. Our strategic vision is to own and market a portfolio of food and beverage brands that combines number one and leading brands with emerging, on-trend brands to drive balanced, long-term growth, primarily in North America.

Our strategic growth objectives include increasing net sales by 2 to 3 percent and operating income excluding non-GAAP adjustments (“adjusted operating income”) by 5 percent on average over the long term. Related to income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”), our strategic growth objective is to achieve an average increase of 8 percent over the long term. We expect organic growth, including new products, to drive much of our top-line growth, while the contribution from acquisitions will vary from year to year. Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Due to the unknown and potentially prolonged impact of COVID-19, we may experience difficulties or be delayed in achieving our long-term strategies; however, we continue to evaluate the effects from COVID-19 on our long-term growth objectives.
Net sales has increased at a compound annual growth rate of 7 percent over the past five years, while adjusted operating income and adjusted earnings per share have increased at a rate of 9 percent and 14 percent, respectively, over the same period. These increases were primarily driven by the acquisitions of Big Heart in 2015 and Ainsworth in 2019. Net cash provided by operating activities has increased at a compound annual growth rate of 11 percent. Our cash deployment strategy is to balance reinvesting in our business through acquisitions and capital expenditures with returning cash to our shareholders through the payment of dividends and share repurchases. Our deployment strategy also includes a significant focus on debt repayment.

On May 14, 2018, we acquired the equity of Ainsworth in an all-cash transaction, which was funded by debt and valued at $1.9 billion. Ainsworth was a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. As anticipated, we fully realized approximately $55.0 of annual cost synergies related to this acquisition by the end of 2020.

On August 31, 2018, we sold our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, an unrelated party. The transaction included products that were primarily sold in U.S. retail channels under the Pillsbury, Martha White, Hungry Jack, White Lily, and Jim Dandy brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of approximately $370.0 in 2018, primarily in the U.S. Retail Consumer Foods segment. The transaction did not include our baking business in Canada. We received proceeds from the divestiture of $369.5, which were net of cash transactions costs and included a working capital adjustment. During 2019, we recognized a pre-tax gain of $27.7 related to this transaction, which was included in other operating expense (income) – net within the Statement of Consolidated Income.
COVID-19
The continued spread of COVID-19 throughout the United States and the international community has had, and could continue to have, a negative impact on financial markets, economic conditions, and portions of our business and industry.

We are committed to supporting our employees and communities, while ensuring people and pets have access to a steady supply of food through the following initiatives:
•Financial assistance provided to employees in the form of a $1,500 hardship award to front-line employees, up to
12 weeks of full pay and benefits continuation for employees unable to perform their roles, 14 days of paid sick leave to individuals with and/or caring for family members with COVID-19, and an assistance fund seeded with $100,000 to support employees significantly impacted;
•100 percent payment of COVID-19 testing for employees and all virtual health screenings conducted by our insurance provider;
•Reinforcement of mental health resources available to our employees;
•Implementation of appropriate physical distancing guidelines and extensive additional sanitation measures and temperature screenings at all of our locations to prevent the spread of COVID-19 and keep employees safe;
•Food and monetary donations to organizations including the Red Cross®, Feeding America®, United Way®, Rescue Bank® and the Akron-Canton Regional Foodbank; and
•100 percent match of employee donations to more than 20 local and national charities.

We are working closely with our suppliers and customers and have been proactive in taking additional actions to ensure business continuity, maximize product availability, and minimize potential disruptions across our supply chain and operations. We have increased production at all of our facilities and expanded the availability of appointments at distribution centers. All of our production operations remain open and none have experienced significant disruptions or labor reductions related to COVID-19. Furthermore, we have successfully implemented measures to allocate order volumes to ensure a consistent supply across our retail partners during this high period of demand.

During the fourth quarter of 2020, we experienced an increase in orders across our U.S. and international retail businesses, in response to the increased consumer demand for our products related to “stock up” shopping and increased at-home consumption. This benefit was partially offset by the incremental expenses incurred to support the previously mentioned initiatives, which totaled approximately $13.0. The increase in consumer demand may partially reverse in the coming months as consumer purchasing behavior may change as a result of the length and severity of the pandemic, duration of physical distancing requirements, stay-at-home orders, and macroeconomic implications. In addition, if there is a second surge of the virus, we may experience another temporary increase in orders. However, at the end of 2020, consumer demand and customer orders remain elevated compared to historical seasonal comparisons. We have also experienced a decline in products sold in the away from home channels as a result of COVID-19, which has negatively impacted our net sales in our International and Away From Home reportable segment and we expect to continue to adversely affect our net sales while government restrictions and physical distancing measures are in place. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, consolidated results of operations, financial condition, and liquidity.

Results of Operations
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended April 30, 2020 and 2019. For the comparisons of the years ended April 30, 2019 and 2018, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2019 Annual Report on Form 10-K.

	Year Ended April 30,
	2020	2019	% Increase (Decrease)
Net sales	$7,801.0	$7,838.0	—%
Gross profit	$3,002.0	$2,915.7	3
% of net sales	38.5%	37.2%
Operating income	$1,223.1	$928.6	32
% of net sales	15.7%	11.8%
Net income:
Net income	$779.5	$514.4	52
Net income per common share – assuming dilution	$6.84	$4.52	51
Adjusted gross profit (A)	$2,982.4	$2,969.9	—
% of net sales	38.2%	37.9%
Adjusted operating income (A)	$1,508.7	$1,492.3	1
% of net sales	19.3%	19.0%
Adjusted income: (A)
Income	$999.1	$942.7	6
Earnings per share – assuming dilution	$8.76	$8.29	6
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.

Net Sales

	Year Ended April 30,
	2020	2019	Increase (Decrease)	%
Net sales	$7,801.0	$7,838.0	$(37.0)	—%
Ainsworth acquisition	(25.4)	—	(25.4)	—
Baking divestiture	—	(105.9)	105.9	1
Foreign currency exchange	6.8	—	6.8	—
Net sales excluding acquisition, divestiture, and foreign currency exchange (A)	$7,782.4	$7,732.1	$50.3	1%
Amounts may not add due to rounding.
(A)Net sales excluding acquisition, divestiture, and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales in 2020 decreased $37.0, reflecting $105.9 of noncomparable net sales in the prior year related to the U.S. baking business, partially offset by incremental net sales in the current year of $25.4 related to the Ainsworth acquisition. Net sales excluding acquisition, divestiture, and foreign currency exchange increased $50.3, or 1 percent. Favorable volume/mix contributed 2 percentage points to net sales, primarily driven by gains for the Smucker’s, Dunkin’, Milk-Bone, and Meow Mix brands, reflecting approximately $185.0 of incremental net sales resulting from increased consumer demand related to the COVID-19 pandemic. These gains were partially offset by declines for private label dog food and the Natural Balance brand. Lower net price realization impacted net sales by 1 percentage point, primarily due to lower net pricing for coffee and peanut butter.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Year Ended April 30,
	2020	2019
Gross profit	38.5%	37.2%
Selling, distribution, and administrative expenses:
Marketing	3.9%	3.9%
Advertising	2.5	3.0
Selling	3.2	3.2
Distribution	3.6	3.3
General and administrative	5.8	5.9
Total selling, distribution, and administrative expenses	18.9%	19.2%
Amortization	3.0	3.1
Goodwill impairment charges	—	1.2
Other intangible assets impairment charges	0.7	1.4
Other special project costs	0.2	0.8
Other operating expense (income) – net	—	(0.4)
Operating income	15.7%	11.8%
Amounts may not add due to rounding.

Gross profit increased $86.3, or 3 percent, in 2020, primarily driven by a favorable net impact of lower prices and lower costs, favorable volume/mix, and the noncomparable benefit of Ainsworth, partially offset by the noncomparable impact related to the U.S. baking business divestiture. The favorable net impact of price and cost was mostly driven by a favorable change in the impact of derivative gains and losses.

Operating income increased $294.5, or 32 percent, primarily due to the $152.7 decrease in intangible asset impairment charges, a $47.6 decrease in special project costs, a $34.3 decrease in selling, distribution, and administrative (“SD&A”) expenses, and the increase in gross profit, partially offset by the noncomparable impact of the $27.7 pre-tax gain related to the sale of the U.S. baking business in the prior year. During 2020, we recognized a noncash impairment charge of $52.4 associated with the Natural Balance brand within the U.S. Retail Pet Foods segment. For additional information on this charge, refer to “Critical Accounting Estimates and Policies” in this discussion and analysis.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) was comparable to the prior year, further reflecting an unfavorable change related to the exclusion of unallocated derivative gains and losses, as compared to GAAP gross profit. Adjusted operating income increased $16.4, or 1 percent, as compared to the prior year, further reflecting the exclusion of impairment charges and special project costs, as compared to GAAP operating income.
Interest Expense
Net interest expense decreased $18.7, or 9 percent, in 2020, primarily as a result of reduced debt, as compared to the prior year. For additional information, see “Capital Resources” in this discussion and analysis.

Income Taxes
Income taxes increased $60.0, or 32 percent, in 2020, as compared to the prior year. The effective tax rate of 24.1 percent for 2020 varied from the U.S. statutory tax rate of 21.0 percent primarily due to the impact of state income taxes. The effective tax rate of 26.7 percent for 2019 was also unfavorably impacted by the income tax expense associated with the sale of the U.S. baking business and a goodwill impairment charge within the U.S. Retail Consumer Foods segment, partially offset by a noncash deferred tax benefit related to the integration of Ainsworth. We anticipate a full-year effective tax rate for 2021 to be approximately 24.0 percent. For additional information, refer to Note 14: Income Taxes.

Integration Activities
As of April 30, 2020, all integration activities related to the acquisition of Ainsworth were considered complete. We have incurred total cumulative integration costs of $48.6, of which $16.5 was incurred in 2020. The majority of these costs were cash charges. For additional information, refer to Note 3: Integration and Restructuring Costs.
Commodities Overview
The raw materials we use are primarily commodities, agricultural-based products, and packaging materials. The most significant of these materials, based on 2020 annual spend, are green coffee, peanuts, animal protein meals, oils and fats, and plastic containers. Green coffee and certain oils are traded on active regulated exchanges, and the price of these commodities fluctuates based on market conditions. Derivative instruments, including futures and options, are used to minimize the impact of price volatility for these commodities.

We source green coffee from more than 20 coffee-producing countries. Its price is subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries.

We source peanuts, animal protein meals, and oils and fats mainly from North America. We are one of the largest procurers of peanuts in the U.S. and frequently enter into long-term purchase contracts for various periods of time to mitigate the risk of a shortage of this commodity. The oils we purchase are mainly soybean and canola. The price of peanuts, animal protein meals, and oils are driven primarily by weather, which impacts crop sizes and yield, as well as global demand, especially from large importing countries such as China and India. In particular, the supply chain for animal protein meals and fats has been significantly disrupted by the COVID-19 pandemic, and therefore, the price for these commodities has increased and may continue to increase due to such disruptions. Furthermore, the price of peanuts has been impacted by the recent decrease in crop supply.

We frequently enter into long-term contracts to purchase plastic containers, which are sourced mainly from within the U.S. Plastic resin is made from petrochemical feedstock and natural gas feedstock, and the price can be influenced by feedstock, energy, and crude oil prices as well as global economic conditions.
Excluding the impact of derivative gains and losses, our overall commodity costs in 2020 were lower than in 2019, primarily due to lower costs for green coffee and peanuts.

Segment Results
We have four reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, U.S. Retail Consumer Foods, and International and Away From Home. The U.S. Retail Pet Foods segment primarily includes domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone, Kibbles ’n Bits, 9Lives, Natural Balance, Nature’s Recipe, and Pup-Peroni branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; and the U.S. Retail Consumer Foods segment primarily includes domestic sales of Smucker’s, Jif, and Crisco branded products. The International and Away From Home segment comprises products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).

	Year Ended April 30,
	2020	2019	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$2,869.5	$2,879.5	—%
U.S. Retail Coffee	2,149.5	2,122.3	1
U.S. Retail Consumer Foods	1,731.7	1,761.5	(2)
International and Away From Home	1,050.3	1,074.7	(2)
Segment profit:
U.S. Retail Pet Foods	$552.7	$503.4	10%
U.S. Retail Coffee	691.0	676.3	2
U.S. Retail Consumer Foods	389.7	406.1	(4)
International and Away From Home	173.4	198.5	(13)
Segment profit margin:
U.S. Retail Pet Foods	19.3%	17.5%
U.S. Retail Coffee	32.1	31.9
U.S. Retail Consumer Foods	22.5	23.1
International and Away From Home	16.5	18.5

U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $10.0 in 2020, including the impact of two weeks of incremental Ainsworth sales in the current year. Excluding the incremental Ainsworth business, net sales decreased $35.4, reflecting a $59.8 decline related to private label products. Volume/mix decreased net sales by 2 percentage points, primarily driven by declines for private label dog food and the Natural Balance brand, partially offset by gains for the Milk-Bone and Meow Mix brands, which is reflective of the incremental net sales from stock-up purchasing related to the COVID-19 pandemic. Net price realization contributed 1 percentage point, primarily related to the Meow Mix and Kibbles ’n Bits brands, partially offset by declines for the Nutrish brand. The higher net pricing is reflective of list price increases across most brands implemented during the second half of the prior year, partially offset by increased trade spend. Segment profit increased $49.3, reflecting a $10.9 unfavorable fair value purchase accounting adjustment in the prior year and the benefit from the incremental Ainsworth sales. Profit improvement was also driven by synergy realization, reduced marketing expense, higher net pricing, and a recovery from a legal settlement related to a prior year supplier issue, partially offset by an increase in SD&A expenses and higher input costs.

U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $27.2 in 2020, reflecting favorable volume/mix, partially offset by lower net price realization. The favorable volume/mix, which increased net sales by 5 percentage points, was driven by the Dunkin’, Folgers, and Café Bustelo brands, reflecting the benefit of incremental net sales resulting from increased at-home coffee consumption related to the COVID-19 pandemic. Lower net pricing, which reduced net sales by 4 percentage points, reflected promotional activity across all brands, mostly supported by lower green coffee costs. Segment profit increased $14.7, primarily due to favorable volume/mix and decreased marketing expense, partially offset by the net unfavorable impact of lower net pricing and lower green coffee costs and an increase in SD&A expenses.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $29.8 in 2020, driven by a $102.2 noncomparable impact of the U.S. baking business. Excluding the noncomparable impact of the divested business, net sales increased 4 percent. Favorable volume/mix contributed 7 percentage points to net sales, primarily related to growth for the Smucker’s and Jif brands, reflecting the benefit of incremental net sales resulting from increased consumer demand related to the COVID-19 pandemic and the associated stay-at-home orders. Lower net price realization reduced net sales by 2 percentage points, primarily driven by the list price decrease on the Jif brand, partially offset by decreased trade spend. Segment profit decreased $16.4, primarily reflecting $44.3 of segment profit in the prior year related to the divested business, of which $27.7 represented the pre-tax gain related to the sale. Excluding the impact of the divestiture, segment profit increased 8 percent, driven primarily by the favorable volume/mix and decreased marketing expense, partially offset by the unfavorable net impact of lower pricing and lower input costs, as well as a write-off of equipment related to the discontinuation of Jif Power Ups.
International and Away From Home
The International and Away From Home segment net sales decreased $24.4 in 2020, including a noncomparable impact of $3.7 of net sales in the prior year related to the divested U.S. baking business. Unfavorable volume/mix reduced net sales by 1 percentage point, primarily driven by declines for the Folgers brand and increased shipments in the prior year related to the closing of facilities in Mexico and transition to a distributor export model. These declines were partially offset by gains for the Smucker’s brand. Lower net price realization reduced net sales by 1 percentage point, primarily related to the Folgers brand. Foreign currency exchange had a $6.8 unfavorable impact on net sales. Segment profit decreased $25.1, primarily reflecting the unfavorable volume/mix, lower pricing, and higher cost.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents increased to $391.1 at April 30, 2020, compared to $101.3 at April 30, 2019.

The following table presents selected cash flow information.

	Year Ended April 30,
	2020	2019
Net cash provided by (used for) operating activities	$1,254.8	$1,141.2
Net cash provided by (used for) investing activities	(271.5)	(1,924.2)
Net cash provided by (used for) financing activities	(688.7)	699.0

Net cash provided by (used for) operating activities	$1,254.8	$1,141.2
Additions to property, plant, and equipment	(269.3)	(359.8)
Free cash flow (A)	$985.5	$781.4
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $113.6 increase in cash provided by operating activities in 2020 was primarily driven by higher net income adjusted for noncash items in the current year. The cash required to fund working capital decreased compared to the prior year, excluding the impact of the realization of a $30.0 income tax refund in 2019. The decrease in working capital requirements was primarily driven by lower payments for accounts payable items driven by working capital initiatives, inclusive of a supplier financing program entered into during 2020. Offsetting these decreases is a $239.8 settlement of interest rate contracts during 2020. For additional information, refer to Note 10: Derivative Financial Instruments.

Cash used for investing activities in 2020 primarily consisted of $269.3 in capital expenditures. Cash used for investing activities in 2019 consisted of $1.9 billion related to the Ainsworth acquisition, $359.8 in capital expenditures, and a $29.8 increase in our derivative cash margin account balances, partially offset by net proceeds from the divestiture of the U.S. baking business of $369.5.

Cash used for financing activities in 2020 consisted primarily of long-term debt repayments of $900.0, dividend payments of $396.8, and a $185.8 net reduction in short-term borrowings, partially offset by $798.2 in long-term debt proceeds. Cash provided by financing activities in 2019 consisted primarily of $1.5 billion in long-term debt proceeds and a $282.0 net increase in short-term borrowings, partially offset by long-term debt repayments of $700.0 and dividend payments of $377.9.

Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. During 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2020, $157.5 of our outstanding payment obligations were elected and sold to a financial institution by participating suppliers. During 2020, we paid $31.8 to a financial institution for payment obligations that were settled through the supplier financing program.

Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which were settled and paid during the second half of 2019. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2020. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in CERT v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. As part of a joint defense group organized to defend against the lawsuit, we dispute these claims. Acrylamide is not added to coffee, but is inherently present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. The outcome and the financial impact of the case, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for this matter as of April 30, 2020, as the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant statutory penalties or to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, our business and financial results could be adversely impacted, and sales of those products could suffer not only in those locations but elsewhere. For additional information, see Note 16: Contingencies.

Capital Resources
The following table presents our capital structure.

	April 30,
	2020	2019
Current portion of long-term debt	$—	$798.5
Short-term borrowings	248.0	426.0
Long-term debt, less current portion	5,373.3	4,686.3
Total debt	$5,621.3	$5,910.8
Shareholders’ equity	8,190.9	7,970.5
Total capital	$13,812.2	$13,881.3
In March 2020, we completed an offering of $500.0 and $300.0 in Senior Notes due March 15, 2030, and March 15, 2050, respectively. A portion of the net proceeds from the offering was used to repay the $500.0 Senior Notes due March 15, 2020, with the balance being held as a cash equivalent to be used for general corporate purposes.
In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or LIBOR, based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan matures on May 14, 2021, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of April 30, 2020, we have prepaid $800.0 on the Term Loan to date, including $100.0 in 2020. The interest rate on the Term Loan at April 30, 2020, was 1.21 percent. In November 2019, we entered into an amendment to the Term Loan that decreased the applicable margins on LIBOR, based on our long-term unsecured debt rating. This amendment did not have a material impact on our consolidated financial statements.

We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2020, we had $248.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.40 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
During 2020, we did not repurchase any common shares under a repurchase plan authorized by the Board. At April 30, 2020, approximately 3.6 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
The following table presents certain cash requirements related to 2021 investing and financing activities based on our current expectations. Although no principal payments are required on our debt obligations in 2021, we may utilize a portion of our cash for debt repayment. Additionally, in 2022, a portion of our Senior Notes will mature, and $1.9 billion in principal payments will be required that year.

Projection Year Ending April 30, 2021
Dividend payments – based on current rates and common shares outstanding	$400.0
Capital expenditures	300.0
Interest payments	190.0
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our commercial paper program and revolving credit facility, and access to capital markets, will be sufficient to meet our cash requirements for the next 12 months, including the payment of quarterly dividends, capital expenditures, and interest payments on debt outstanding. However, as a result of COVID-19, we may experience an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future, which could affect our financial condition or our ability to fund operations or future investment opportunities.
During 2020, we returned $39.7 of international cash to the U.S., primarily driven by a reduction in our capital investment in certain foreign subsidiaries in conjunction with a restructuring of our international holding and operating entities. No foreign withholding taxes were applicable, and the state income taxes were not significant. As of April 30, 2020, total cash and cash equivalents of $83.9 was held by our foreign subsidiaries, primarily in Canada. The undistributed earnings of our foreign subsidiaries remain permanently reinvested.

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

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, integration and restructuring costs (“special project costs”), and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”), as well as the related tax impacts of these exclusions. The special project costs in the following table relate to specific integration and restructuring projects, and the unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts. Additionally, income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective tax rate, certain exclusions from non-GAAP results can significantly impact our adjusted effective income tax rate.

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

	Year Ended April 30,
	2020	2019	2018	2017	2016
Gross profit reconciliation:
Gross profit	$3,002.0	$2,915.7	$2,836.1	$2,835.3	$2,967.8
Unallocated derivative losses (gains)	(19.6)	54.2	(37.3)	27.2	(12.0)
Cost of products sold – special project costs	—	—	3.9	5.7	12.2
Adjusted gross profit	$2,982.4	$2,969.9	$2,802.7	$2,868.2	$2,968.0
Operating income reconciliation:
Operating income	$1,223.1	$928.6	$1,044.0	$1,042.6	$1,146.3
Amortization	236.3	240.3	206.8	207.3	208.4
Goodwill impairment charges	—	97.9	145.0	—	—
Other intangible assets impairment charges	52.4	107.2	31.9	133.2	—
Unallocated derivative losses (gains)	(19.6)	54.2	(37.3)	27.2	(12.0)
Cost of products sold – special project costs	—	—	3.9	5.7	12.2
Other special project costs	16.5	64.1	45.4	76.9	135.9
Adjusted operating income	$1,508.7	$1,492.3	$1,439.7	$1,492.9	$1,490.8
Net income reconciliation:
Net income	$779.5	$514.4	$1,338.6	$592.3	$688.7
Income tax expense (benefit)	247.2	187.2	(477.6)	286.1	289.2
Amortization	236.3	240.3	206.8	207.3	208.4
Goodwill impairment charges	—	97.9	145.0	—	—
Other intangible assets impairment charges	52.4	107.2	31.9	133.2	—
Unallocated derivative losses (gains)	(19.6)	54.2	(37.3)	27.2	(12.0)
Cost of products sold – special project costs	—	—	3.9	5.7	12.2
Other special project costs	16.5	64.1	45.4	76.9	135.9
Adjusted income before income taxes	$1,312.3	$1,265.3	$1,256.7	$1,328.7	$1,322.4
Income taxes, as adjusted	313.2	322.6	352.1	432.8	391.1
Adjusted income	$999.1	$942.7	$904.6	$895.9	$931.3
Weighted-average shares – assuming dilution	114.0	113.7	113.6	116.1	119.5
Adjusted earnings per share – assuming dilution	$8.76	$8.29	$7.96	$7.72	$7.79
EBITDA (as adjusted) reconciliation:
Net income	$779.5	$514.4	$1,338.6	$592.3	$688.7
Income tax expense (benefit)	247.2	187.2	(477.6)	286.1	289.2
Interest expense – net	189.2	207.9	174.1	163.1	171.1
Depreciation	210.2	206.0	206.3	211.7	221.7
Amortization	236.3	240.3	206.8	207.3	208.4
Goodwill impairment charges	—	97.9	145.0	—	—
Other intangible assets impairment charges	52.4	107.2	31.9	133.2	—
EBITDA (as adjusted)	$1,714.8	$1,560.9	$1,625.1	$1,593.7	$1,579.1
Free cash flow reconciliation:
Net cash provided by (used for) operating activities	$1,254.8	$1,141.2	$1,218.0	$1,059.0	$1,461.0
Additions to property, plant, and equipment	(269.3)	(359.8)	(321.9)	(192.4)	(201.4)
Free cash flow	$985.5	$781.4	$896.1	$866.6	$1,259.6

OFF-BALANCE SHEET ARRANGEMENTS
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations by fiscal year at April 30, 2020.

	Total	2021	2022–2023	2024–2025	2026 and beyond
Long-term debt obligations, including current portion (A)	$5,400.0	$—	$1,850.0	$1,000.0	$2,550.0
Interest payments (B)	1,873.9	174.8	282.0	256.6	1,160.5
Operating lease obligations (C)	168.5	40.3	71.0	37.4	19.8
Purchase obligations (D)	1,914.4	1,517.2	283.1	80.9	33.2
Other liabilities (E)	392.0	42.7	51.9	24.5	272.9
Total	$9,748.8	$1,775.0	$2,538.0	$1,399.4	$4,036.4
(A)Long-term debt obligations, including current portion, excludes the impact of offering discounts, make-whole payments, and debt issuance costs.
(B)Interest payments consists of the interest payments on our long-term debt, which reflect estimated payments for our variable-rate debt based on the current interest rate outlook.
(C)Operating lease obligations consists of the minimum rental commitments under non-cancelable operating leases.
(D)Purchase obligations includes agreements that are enforceable and legally bind us to purchase goods or services, which primarily consist of obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials. We expect to receive consideration for these purchase obligations in the form of materials and services. These purchase obligations do not represent all future purchases expected, but represent only those items for which we are contractually obligated. Amounts included in the table above represent our current best estimate of payments due. Actual cash payments may vary due to the variable pricing components of certain purchase obligations.
(E)Other liabilities consists primarily of projected commitments associated with our defined benefit pension and other postretirement benefit plans, as well as $6.0 related to financing lease obligations. The liability for unrecognized tax benefits and tax-related net interest of $15.0 under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

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
Trade Marketing and Merchandising Programs: In order to support our products, various promotional activities are conducted through retail, distributors, or directly with consumers, including in-store display and product placement programs, price discounts, coupons, and other similar activities. The costs of these programs are classified as a reduction of sales. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retail, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2020, 2019, and 2018, subsequent period adjustments were less than 2 percent of both consolidated pre-tax income and cash provided by operating activities. These promotional expenditures, including amounts classified as a reduction of sales, represented 39 percent of net sales in 2020. The possibility exists that reported results could be different if factors such as the level and success of the promotional programs or other conditions differ from expectations.

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
The future tax benefit arising from the net deductible temporary differences and tax carryforwards was $244.8 and $163.6 at April 30, 2020 and 2019, respectively. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance would have been provided.

As of April 30, 2020, the undistributed earnings of our foreign subsidiaries, primarily in Canada, remain permanently reinvested.
Goodwill and Other Indefinite-Lived Intangible Assets: A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment on February 1, and more often if indicators of impairment exist. At April 30, 2020, the carrying value of goodwill and other intangible assets totaled $12.7 billion, compared to total assets of $17.0 billion and total shareholders’ equity of $8.2 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, and this would result in a noncash charge to earnings. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
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
At April 30, 2020, goodwill totaled $6.3 billion. Goodwill is substantially concentrated within the U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods segments. During 2020, no goodwill impairment was recognized as a result of the evaluations performed throughout the year. The estimated fair value of each of our reporting units for which there is a goodwill balance was substantially in excess of its carrying value as of the annual test date, with the exception of the Pet Foods reporting unit, for which its fair value exceeded its carrying value by approximately 3 percent. A sensitivity analysis was performed for the Pet Foods reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a hypothetical 50-basis-point increase in the weighted-average cost of capital, and both scenarios independently yielded an estimated fair value for the Pet Foods reporting unit below carrying value.
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
At April 30, 2020, other indefinite-lived intangible assets totaled $2.9 billion. Trademarks that represent our leading brands comprise approximately 90 percent of the total carrying value of other indefinite-lived intangible assets. As of April 30, 2020, the estimated fair value was substantially in excess of the carrying value for the majority of these leading brand trademarks, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment. During 2020, we recognized an impairment charge of $52.4 related to the Natural Balance brand within the U.S. Retail Pet Foods segment, representing the extent to which the carrying value exceeded the estimated fair value. We reassessed the long-term strategic expectations for the Natural Balance brand and reclassified this brand as a finite-lived intangible asset as of February 1, 2020.
The carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were
$2.4 billion and $1.4 billion, respectively, as of April 30, 2020. These intangible assets remain susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is primarily attributable to recent impairment charges and the acquisition of Ainsworth in May 2018. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges which could be material.
Furthermore, we continue to evaluate the potential impact of COVID-19 on the fair value of our goodwill and indefinite-lived intangible assets. While we concluded there were no indicators of impairment as of April 30, 2020, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment, specifically as it relates to the Away From Home reporting unit, which has experienced a significant decline in demand as a result of COVID-19. As of April 30, 2020, the goodwill related to the Away From Home reporting unit represented approximately 65 percent of the goodwill within the International and Away From Home segment. For additional information, see Note 7: Goodwill and Other Intangible Assets.
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
We utilize a spot rate methodology for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. For 2021 expense recognition, we will use weighted-average discount rates for the U.S. defined benefit pension plans of 3.05 percent to determine benefit obligation, 3.34 percent to determine service cost, and 2.54 percent to determine interest cost, and a rate of compensation increase of 3.58 percent. For the Canadian defined benefit pension plans, we will use weighted-average discount rates of 2.95 percent to determine benefit obligation, 3.06 percent to determine service cost, and 2.47 percent to determine interest cost, and a rate of compensation increase of 3.00 percent. In addition, we anticipate using an expected rate of return on plan assets of 4.96 percent and 3.00 percent for the U.S. and Canadian defined benefit pension plans, respectively.
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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, those set forth under the caption “Risk Factors” of this Annual Report on Form 10-K, as well as the following:

•the impact of the COVID-19 outbreak on our business, industry, suppliers, customers, consumers, employees, and communities, particularly with respect to our Away From Home business;
•disruptions or inefficiencies in our operations or supply chain, including any impact of the COVID-19 outbreak;

•our ability to achieve cost savings related to our cost management programs in the amounts and within the time frames currently anticipated;
•our ability to generate sufficient cash flow to continue operating under our capital deployment model, including capital expenditures, debt repayment, dividend payments, and share repurchases;
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
•the impact of accidents, extreme weather, natural disasters, and pandemics (such as COVID-19);
•the concentration of certain of our businesses with key customers and suppliers, including single-source suppliers of certain key raw materials and finished goods, and our ability to manage and maintain key relationships;
•impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in useful lives of other intangible assets or other long-lived assets;
•the impact of new or changes to existing governmental laws and regulations and their application, including tariffs;
•the outcome of tax examinations, changes in tax laws, and other tax matters;
•foreign currency exchange rate and interest rate fluctuations; and
•risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the Securities and Exchange Commission.
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Annual Report on Form 10-K. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing of this Annual Report on Form 10-K.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at April 30, 2020, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, LIBOR, and commercial paper rates in the U.S. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond 2021. We do not anticipate a significant impact to our financial position as a result of this action given our current mix of variable- and fixed-rate debt.
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

We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts were designated as cash flow hedges. In March 2020, we terminated the interest rate contracts concurrent with the pricing of the Senior Notes due March 15, 2030, and March 15, 2050, which resulted in a pre-tax loss of $239.8. The loss was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At April 30, 2020, the remaining benefit of $12.4 was recorded as an increase in the long-term debt balance.

In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical
100-basis-point decrease in interest rates at April 30, 2020, would increase the fair value of our long-term debt by $416.6.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of April 30, 2020, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of April 30, 2020, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during 2020. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	Year Ended April 30,
	2020	2019
High	$37.8	$51.6
Low	14.5	25.3
Average	26.9	37.0
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
Our management, with the participation of the principal financial officer and principal executive officer, assessed the effectiveness of the internal control over financial reporting as of April 30, 2020. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“the COSO criteria”).
Based on our assessment of internal control over financial reporting under the COSO criteria, we concluded the internal control over financial reporting was effective as of April 30, 2020.
Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of April 30, 2020, and their report thereon is included on page 38 of this report.

Mark T. Smucker	Tucker H. Marshall
President and	Chief Financial Officer
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on Internal Control Over Financial Reporting
We have audited The J. M. Smucker Company’s internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, The J. M. Smucker Company (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of April 30, 2020 and 2019, the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2020, and the related notes and our report dated June 19, 2020 expressed an unqualified opinion thereon.

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
June 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The J. M. Smucker Company (the “Company”) as of April 30, 2020 and 2019, the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 19, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

U.S. Retail Pet Foods Goodwill Impairment Evaluation

Description of the Matter
At April 30, 2020, the Company’s total goodwill was $6.3 billion, of that, $2.4 billion relates to the U.S. Retail Pet Foods segment. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 7 of the consolidated financial statements, goodwill is quantitatively tested at the reporting unit level for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses an income and market approach in its quantitative impairment tests. U.S. Retail Pet Foods goodwill is susceptible to impairment due to the narrow difference between fair value and carrying value.

Auditing the Company’s U.S. Retail Pet Foods goodwill impairment evaluation was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using the income approach was sensitive to significant assumptions such as the weighted average cost of capital, discrete revenue growth rates, terminal period revenue growth rate, and profitability assumptions. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s U.S. Retail Pet Foods goodwill impairment review process, including controls over the significant assumptions mentioned above.
To test the estimated fair value used in the Company’s U.S. Retail Pet Foods impairment analysis, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates. We also performed sensitivity analyses of significant assumptions, including the weighted average cost of capital and terminal period revenue growth rate, to evaluate the changes in fair value that would result from changes in the assumptions and the potential impact on the Company’s conclusion of whether or not the goodwill was impaired. In addition, we involved our valuation specialist to assist with our evaluation of the methodology used by the Company and significant assumptions, including, among others, the weighted average cost of capital.

U.S. Retail Pet Foods and U.S. Retail Coffee Indefinite-Lived Intangible Assets Impairment Evaluation

Description of the Matter	At April 30, 2020, the Company’s total indefinite-lived intangible assets were $2.9 billion, of that, $1.4 billion relates to the U.S. Retail Pet Foods segment and $1.2 billion relates to the U.S. Retail Coffee segment (collectively, the “Pet Foods and Coffee indefinite-lived intangible assets”). As discussed in Note 1 and Note 7 of the consolidated financial statements, indefinite-lived intangible assets are quantitatively tested for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of the asset below its carrying amount. The Company uses an income approach in its quantitative impairment tests. Certain Pet Foods and Coffee indefinite-lived intangible assets are individually material, have had recently recognized impairment charges, or are susceptible to future charges due to the narrow differences between fair value and carrying value, or a combination of some or all three of these criteria.

Auditing the Company’s Pet Foods and Coffee indefinite-lived intangible assets impairment evaluation was complex and highly judgmental due to the significant estimation required in determining the fair value of the indefinite-lived intangible assets. In particular, the fair value estimate was sensitive to significant assumptions such as the required rate of return, revenue growth rates, terminal period revenue growth rates, and royalty rates. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Pet Foods and Coffee indefinite-lived intangible asset impairment review process, including controls over the significant assumptions mentioned above.
To test the estimated fair value used in the Company’s Pet Foods and Coffee indefinite-lived intangible assets impairment analyses, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates. We also performed sensitivity analyses of significant assumptions, including the required rates of return and royalty rates, to evaluate the changes in the fair value of the indefinite-lived intangible assets that would result from changes in the assumptions and the potential impact on the Company’s conclusion of whether or not the indefinite-lived intangible assets were impaired. In addition, we involved our valuation specialist to assist with our evaluation of the methodology used by the Company and significant assumptions, including the required rate of return and royalty rate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1955.
Akron, Ohio
June 19, 2020

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

Mark T. Smucker	Tucker H. Marshall
President and	Chief Financial Officer
Chief Executive Officer

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended April 30,
(Dollars in millions, except per share data)	2020	2019	2018
Net sales	$7,801.0	$7,838.0	$7,357.1
Cost of products sold	4,799.0	4,922.3	4,521.0
Gross Profit	3,002.0	2,915.7	2,836.1
Selling, distribution, and administrative expenses	1,474.3	1,508.6	1,362.9
Amortization	236.3	240.3	206.8
Goodwill impairment charges	—	97.9	145.0
Other intangible assets impairment charges	52.4	107.2	31.9
Other special project costs (A)	16.5	64.1	45.4
Other operating expense (income) – net	(0.6)	(31.0)	0.1
Operating Income	1,223.1	928.6	1,044.0
Interest expense – net	(189.2)	(207.9)	(174.1)
Other income (expense) – net	(7.2)	(19.1)	(8.9)
Income Before Income Taxes	1,026.7	701.6	861.0
Income tax expense (benefit)	247.2	187.2	(477.6)
Net Income	$779.5	$514.4	$1,338.6
Earnings per common share:
Net Income	$6.84	$4.52	$11.79
Net Income – Assuming Dilution	$6.84	$4.52	$11.78
(A)Other special project costs includes integration and restructuring costs. For more information, see Note 3: Integration and Restructuring Costs.
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended April 30,
(Dollars in millions)	2020	2019	2018
Net income	$779.5	$514.4	$1,338.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(15.0)	(19.1)	26.6
Cash flow hedging derivative activity, net of tax	(145.2)	(37.5)	2.0
Pension and other postretirement benefit plans activity, net of tax	(36.7)	(9.0)	14.3
Available-for-sale securities activity, net of tax	(0.3)	0.5	(1.2)
Total Other Comprehensive Income (Loss)	(197.2)	(65.1)	41.7
Comprehensive Income	$582.3	$449.3	$1,380.3
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONSOLIDATED BALANCE SHEETS

	April 30,
(Dollars in millions)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$391.1	$101.3
Trade receivables, less allowance for doubtful accounts	551.4	503.8
Inventories:
Finished products	563.5	590.8
Raw materials	331.8	319.5
Total Inventory	895.3	910.3
Other current assets	134.9	109.8
Total Current Assets	1,972.7	1,625.2
Property, Plant, and Equipment
Land and land improvements	129.5	122.1
Buildings and fixtures	977.9	903.2
Machinery and equipment	2,398.3	2,185.0
Construction in progress	232.6	321.8
Gross Property, Plant, and Equipment	3,738.3	3,532.1
Accumulated depreciation	(1,768.9)	(1,619.7)
Total Property, Plant, and Equipment	1,969.4	1,912.4
Other Noncurrent Assets
Operating lease right-of-use assets	148.4	—
Goodwill	6,304.5	6,310.9
Other intangible assets – net	6,429.0	6,718.8
Other noncurrent assets	146.4	144.0
Total Other Noncurrent Assets	13,028.3	13,173.7
Total Assets	$16,970.4	$16,711.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$782.0	$591.0
Accrued compensation	99.8	85.0
Accrued trade marketing and merchandising	167.5	142.7
Dividends payable	100.3	96.7
Current portion of long-term debt	—	798.5
Short-term borrowings	248.0	426.0
Current operating lease liabilities	36.5	—
Other current liabilities	153.0	201.6
Total Current Liabilities	1,587.1	2,341.5
Noncurrent Liabilities
Long-term debt, less current portion	5,373.3	4,686.3
Defined benefit pensions	179.3	139.1
Other postretirement benefits	70.0	65.0
Deferred income taxes	1,351.6	1,398.6
Noncurrent operating lease liabilities	120.0	—
Other noncurrent liabilities	98.2	110.3
Total Noncurrent Liabilities	7,192.4	6,399.3
Total Liabilities	8,779.5	8,740.8
Shareholders’ Equity
Serial preferred shares – no par value: Authorized – 6,000,000 shares; outstanding – none	—	—
Common shares – no par value: Authorized – 300,000,000 shares; outstanding – 114,072,726 at April 30, 2020, and 113,742,296 at April 30, 2019 (net of 32,425,004 and 32,755,434 treasury shares, respectively), at stated value	29.0	28.9
Additional capital	5,794.1	5,755.8
Retained income	2,746.8	2,367.6
Accumulated other comprehensive income (loss)	(379.0)	(181.8)
Total Shareholders’ Equity	8,190.9	7,970.5
Total Liabilities and Shareholders’ Equity	$16,970.4	$16,711.3
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended April 30,
(Dollars in millions)	2020	2019	2018
Operating Activities
Net income	$779.5	$514.4	$1,338.6
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	210.2	206.0	206.3
Amortization	236.3	240.3	206.8
Goodwill impairment charges	—	97.9	145.0
Other intangible assets impairment charges	52.4	107.2	31.9
Share-based compensation expense	26.8	20.7	15.4
Gain on divestiture	—	(27.7)	—
Deferred income tax expense (benefit)	7.6	(93.5)	(803.4)
Loss on disposal of assets – net	13.0	4.5	6.6
Other noncash adjustments – net	8.1	1.2	3.7
Settlement of interest rate contracts	(239.8)	—	—
Defined benefit pension contributions	(5.1)	(29.3)	(39.6)
Changes in assets and liabilities, net of effect from acquisition and divestiture:
Trade receivables	(49.1)	(53.0)	54.7
Inventories	12.6	(5.3)	54.0
Other current assets	(15.7)	13.3	(5.3)
Accounts payable	181.6	43.7	19.0
Accrued liabilities	48.0	66.7	20.5
Income and other taxes	6.5	51.8	(28.7)
Other – net	(18.1)	(17.7)	(7.5)
Net Cash Provided by (Used for) Operating Activities	1,254.8	1,141.2	1,218.0
Investing Activities
Business acquired, net of cash acquired	—	(1,903.0)	—
Additions to property, plant, and equipment	(269.3)	(359.8)	(321.9)
Proceeds from divestiture	—	369.5	—
Proceeds from disposal of property, plant, and equipment	2.4	1.1	13.4
Other – net	(4.6)	(32.0)	30.9
Net Cash Provided by (Used for) Investing Activities	(271.5)	(1,924.2)	(277.6)
Financing Activities
Short-term borrowings (repayments) – net	(185.8)	282.0	(310.0)
Proceeds from long-term debt	798.2	1,500.0	799.6
Repayments of long-term debt	(900.0)	(700.0)	(1,050.3)
Quarterly dividends paid	(396.8)	(377.9)	(350.3)
Purchase of treasury shares	(4.2)	(5.4)	(7.0)
Proceeds from stock option exercises	7.1	—	3.9
Other – net	(7.2)	0.3	(7.9)
Net Cash Provided by (Used for) Financing Activities	(688.7)	699.0	(922.0)
Effect of exchange rate changes on cash	(4.8)	(7.3)	7.4
Net increase (decrease) in cash and cash equivalents	289.8	(91.3)	25.8
Cash and cash equivalents at beginning of year	101.3	192.6	166.8
Cash and Cash Equivalents at End of Year	$391.1	$101.3	$192.6

( )	Denotes use of cash
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2017	113,439,553	$28.4	$5,724.7	$1,240.5	$(143.4)	$6,850.2
Net income				1,338.6		1,338.6
Other comprehensive income (loss)					41.7	41.7
Comprehensive Income						1,380.3
Purchase of treasury shares	(54,535)	—	(5.8)	(1.2)		(7.0)
Stock plans	187,822	—	21.3			21.3
Cash dividends declared, $3.12 per common share				(353.7)		(353.7)
Reclassification of stranded tax effects (A)				15.0	(15.0)	—
Other		0.5	(0.5)			—
Balance at April 30, 2018	113,572,840	28.9	5,739.7	2,239.2	(116.7)	7,891.1
Net income				514.4		514.4
Other comprehensive income (loss)					(65.1)	(65.1)
Comprehensive Income						449.3
Purchase of treasury shares	(50,723)	—	(5.4)	—		(5.4)
Stock plans	220,179	—	21.5			21.5
Cash dividends declared, $3.40 per common share				(386.0)		(386.0)
Other		—		—		—
Balance at April 30, 2019	113,742,296	28.9	5,755.8	2,367.6	(181.8)	7,970.5
Net income				779.5		779.5
Other comprehensive income (loss)					(197.2)	(197.2)
Comprehensive Income						582.3
Purchase of treasury shares	(35,588)	—	(4.3)	0.1		(4.2)
Stock plans	366,018	0.1	42.6			42.7
Cash dividends declared, $3.52 per common share				(400.4)		(400.4)
Other				—		—
Balance at April 30, 2020	114,072,726	$29.0	$5,794.1	$2,746.8	$(379.0)	$8,190.9
(A)During 2018, we elected to early adopt Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allowed us to reclassify the stranded income tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income (loss) to retained earnings.
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
Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires that we make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include, among others: estimates of future cash flows associated with assets, potential asset impairments, useful lives and residual values of long-lived assets used in determining depreciation and amortization, net realizable value of inventories, accruals for trade marketing and merchandising programs, income taxes, and the determination of discount rates and other assumptions for defined benefit pension and other postretirement benefit expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents: We consider all short-term, highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Based on the short-term nature of these assets, carrying value approximates fair value. Cash equivalents within cash and cash equivalents in the Consolidated Balance Sheet was $300.2 at April 30, 2020. There were no cash equivalents included in cash and cash equivalents at April 30, 2019.
Revenue Recognition: Most of our revenue is derived from the sale of food and beverage products to food retailers, online retailers, and foodservice distributors and operators. We recognize revenue when obligations under the terms of a contract with a customer have been satisfied. This occurs when control of our products transfers, which typically takes place upon delivery to or pick up by the customer. Amounts due from our customers are classified as trade receivables in the Consolidated Balance Sheets and require payment on a short-term basis.
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
Our trade marketing and merchandising programs consist of various promotional activities conducted through retail, distributors, or directly with consumers, including in-store display and product placement programs, price discounts, coupons, and other similar activities. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retail, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2020, 2019, and 2018, subsequent period adjustments were less than 2 percent of both consolidated pre-tax income and cash provided by operating activities. Total promotional expenditures, including amounts classified as a reduction of sales, represented 39 percent, 36 percent, and 35 percent of net sales in 2020, 2019, and 2018, respectively. The possibility exists that reported results could be different if factors such as the level and success of the promotional programs or other conditions differ from expectations.
For revenue disaggregated by reportable segment, geographical region, and product category, see Note 5: Reportable Segments.
Shipping and Handling Costs: Transportation costs included in cost of products sold relate to the costs incurred to ship our products. Distribution costs are included in selling, distribution, and administrative (“SD&A”) expenses and primarily relate to the warehousing costs incurred to store our products. Total distribution costs recorded within SD&A were $286.4, $266.6, and $245.4 in 2020, 2019, and 2018, respectively.
Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $198.6, $237.5, and $194.2 in 2020, 2019, and 2018, respectively.

Research and Development Costs: Research and development (“R&D”) costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income. R&D costs include expenditures for new and existing product and manufacturing process innovation, which are comprised primarily of internal salaries and wages, consulting, testing, and other supplies attributable to time spent on R&D activities. Other costs include the depreciation and maintenance of research facilities. Total R&D expense was $57.7, $56.0, and $56.0 in 2020, 2019, and 2018, respectively.
Share-Based Payments: Share-based compensation expense, including stock options, is recognized on a straight-line basis over the requisite service period, and generally vest over a period of one to four years.
The following table summarizes amounts related to share-based payments.

	Year Ended April 30,
	2020	2019	2018
Share-based compensation expense included in SD&A	$26.4	$20.1	$13.7
Share-based compensation expense (benefit) included in other special project costs	0.4	0.6	1.7
Total share-based compensation expense	$26.8	$20.7	$15.4
Related income tax benefit	$6.4	$4.9	$4.6
As of April 30, 2020, total unrecognized share-based compensation cost related to nonvested share-based awards was $45.9. The weighted-average period over which this amount is expected to be recognized is 2.6 years.
Realized excess tax benefits are presented in the Statements of Consolidated Cash Flows as an operating activity and are recognized within income taxes in the Statements of Consolidated Income. For 2020, 2019, and 2018, the excess tax benefits realized upon exercise or vesting of share-based compensation were $0.9, $0.5, and $1.5, respectively. For additional discussion on share-based compensation expense, see Note 13: Share-Based Payments.
Defined Contribution Plans: We offer employee savings plans for domestic and Canadian employees. Our contributions under these plans are based on a specified percentage of employee contributions. Charges to operations for these plans in 2020, 2019, and 2018 were $39.7, $37.1, and $36.3, respectively. For information on our defined benefit plans, see Note 9: Pensions and Other Postretirement Benefits.
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
Trade Receivables: In the normal course of business, we extend credit to customers. Trade receivables, less allowances, reflects the net realizable value of receivables and approximates fair value. We evaluate our trade receivables and establish an allowance for doubtful accounts based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Trade receivables are charged off against the allowance after we determine that the potential for recovery is remote. At April 30, 2020 and 2019, the allowance for doubtful accounts was $3.0 and $1.8, respectively. We believe there is no concentration of risk with any single customer whose failure or nonperformance would materially affect results other than as discussed in Note 5: Reportable Segments.

Inventories: Inventories are stated at the lower of cost or market, with market being defined as net realizable value, less costs to sell. Cost for all inventories is determined using the first-in, first-out method applied on a consistent basis.

The cost of finished products and work-in-process inventory includes materials, direct labor, and overhead. Work-in-process is included in finished products in the Consolidated Balance Sheets and was $65.4 and $72.5 at April 30, 2020 and 2019, respectively.
Derivative Financial Instruments: We account for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging, which requires all derivative instruments to be recognized in the financial statements and measured at fair value, regardless of the purpose or intent for holding them.
We do not qualify commodity derivatives or instruments used to manage foreign currency exchange exposures for hedge accounting treatment, and, as a result, the derivative gains and losses are immediately recognized in earnings. Although we do not perform the assessments required to achieve hedge accounting for derivative positions, we believe all of our derivatives are economic hedges of our risk exposure. The exposures hedged have a high inverse correlation to price changes of the derivative instrument. Thus, we would expect that over time any gain or loss in the estimated fair value of the derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.
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
Property, Plant, and Equipment: Property, plant, and equipment is recognized at cost and is depreciated on a straight-line basis over the estimated useful life of the asset (3 to 20 years for machinery and equipment, 1 to 7 years for capitalized software costs related to software that we have purchased or has been licensed to us, and 5 to 40 years for buildings, fixtures, and improvements).
We lease certain land, buildings, and equipment for varying periods of time, with renewal options. Lease expense in 2020, 2019, and 2018 totaled $112.8, $99.2, and $95.2, respectively.
In accordance with FASB ASC 360, Property, Plant, and Equipment, long-lived assets, other than goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds its estimated fair value of the assets. Assets to be disposed of by sale are recognized as held for sale at the lower of carrying value or fair value less costs to sell. Furthermore, determining fair value is subject to estimates of both cash flows and discount rates, and different estimates could yield different results. There are no events or changes in circumstances of which we are aware of that indicate the carrying value of our long-lived assets may not be recoverable at April 30, 2020.
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

Marketable Securities and Other Investments: We maintain funds for the payment of benefits associated with nonqualified retirement plans. These funds include investments considered to be available-for-sale marketable securities. At April 30, 2020 and 2019, the fair value of these investments was $38.6 and $40.9, respectively, and was included in other noncurrent assets in the Consolidated Balance Sheets. Included in accumulated other comprehensive income (loss) at April 30, 2020 and 2019, were unrealized pre-tax gains of $5.0 and $5.4, respectively.

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
We have a 20 percent equity interest in Mountain Country Foods, LLC, and a 42 percent equity interest in Numi, Inc. The carrying amount of these investments is included in other noncurrent assets in the Consolidated Balance Sheets. The investments did not have a material impact on the consolidated financial statements or the respective reportable segment to which they relate for the years ended April 30, 2020 and 2019.
Supplier Financing Program: During 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statement of Cash Flows. Included in accounts payable in the Consolidated Balance Sheet as of April 30, 2020, were $157.5 of outstanding payment obligations that were elected and sold to a financial institution by participating suppliers.
Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, while income and expenses are translated using average rates throughout the periods. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). Included in accumulated other comprehensive income (loss) at April 30, 2020 and 2019, were foreign currency losses of $50.5 and $35.5, respectively.
Recently Issued Accounting Standards: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will be effective for us on May 1, 2021, with the option to early adopt at any time prior to the effective date. Accounting for franchise taxes will require adoption on a retrospective or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other applicable provisions will require adoption on a retrospective, modified retrospective, or prospective basis, as required by ASU 2019-12. We do not anticipate that the adoption of this ASU will have a material impact on our financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us on May 1, 2020, but we elected to early adopt on May 1, 2019, as permitted, on a prospective basis. During 2020, we capitalized implementation costs related to third-party cloud computing services of $4.9 which is reflected in other noncurrent assets in the Consolidated Balance Sheet.

In August 2018, the FASB also issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial and adds new, as well as clarifies certain other, disclosure requirements. ASU 2018-14 will be effective for us on May 1, 2020, and it will require adoption on a retrospective basis. We do not anticipate that the adoption of this ASU will have a material impact on our disclosures.

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
Adoption of ASU 2016-02 on May 1, 2019, resulted in the recognition of operating lease right-of-use assets and lease liabilities of $159.2 and $166.6, respectively, in our Consolidated Balance Sheet. The difference between the additional lease assets and lease liabilities was primarily due to an existing deferred rent balance that was reclassified to the operating lease liability. The new standard did not materially impact our Statement of Consolidated Income or Statement of Consolidated Cash Flows. The additional disclosures required are presented within Note 12: Leases.
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
Of our total employees, 24 percent are covered by union contracts at nine manufacturing locations. The contracts vary in term, with two contracts expiring in 2021, representing 2 percent of our total employees.
We insure our business and assets in each country against insurable risks, to the extent that we deem appropriate, based upon an analysis of the relative risks and costs.

Note 2: Acquisition

On May 14, 2018, we acquired the equity of Ainsworth, a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S., in an all-cash transaction valued at $1.9 billion. The transaction was funded with a bank term loan and borrowings under our commercial paper program of approximately $1.5 billion and $400.0, respectively. For additional information on the financing associated with this transaction, refer to Note 8: Debt and Financing Arrangements.

During 2019, the final purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and other estimates made by management. The purchase price allocation included total intangible assets of $1.3 billion. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as a result, the excess was allocated to goodwill. As a result of the acquisition, we recognized total goodwill of $617.8 within the U.S. Retail Pet Foods segment, which represented the value we expected to achieve through the implementation of operational synergies and growth opportunities as a result of integrating Ainsworth into our U.S. Retail Pet Foods segment. Of the total goodwill, $446.0 was deductible for income tax purposes at the acquisition date, of which $385.8 remains deductible at April 30, 2020. The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment, inclusive of the recently acquired Ainsworth business, remain susceptible to future impairment charges due to the narrow differences between fair value and carrying value. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges. For more information, see Note 7: Goodwill and Other Intangible Assets.

Note 3: Integration and Restructuring Costs

Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain acquisition or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. These integration and restructuring costs are not allocated to segment profit and are reported in other special project costs in the Statements of Consolidated Income. The obligation related to employee separation costs is included in other current liabilities in the Consolidated Balance Sheets.

Integration Costs: As of April 30, 2020, all integration activities related to the acquisition of Ainsworth were considered complete. The following table summarizes our integration costs incurred related to the Ainsworth acquisition.

	2020	2019	Total Costs Incurred to Date at April 30, 2020
Employee-related costs	$2.4	$15.5	$17.9
Other transition and termination costs	14.1	16.6	30.7
Total integration costs	$16.5	$32.1	$48.6

Noncash charges of $0.6 and $4.1 were included in the integration costs incurred during 2020 and 2019, respectively. Cumulative noncash charges incurred to date were $4.7 and primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was $0.5 and $1.6 at April 30, 2020 and 2019, respectively.

All integration activities related to the acquisition of Big Heart were complete as of April 30, 2018, and as a result, we did not incur any integration costs during 2020 and 2019. During 2018, we incurred total integration costs of $26.6. Noncash charges of $2.6 were included in the total integration costs incurred in 2018 and primarily consisted of share-based compensation and accelerated depreciation. The obligation related to severance costs and retention bonuses was fully satisfied at April 30, 2019.

Restructuring Costs: We completed the restructuring activities associated with our organization optimization program as of April 30, 2019, and as a result, we did not incur any related costs during 2020. We incurred restructuring costs of $32.0 and $22.7 during 2019 and 2018, respectively. Total restructuring costs of $74.6 were incurred related to the program, which included $48.7 and $25.9 of employee-related costs and other transition and termination costs, respectively. Noncash charges included in the total restructuring costs were $15.2, of which $3.3 and $9.8 were incurred during 2019 and 2018, respectively. Noncash charges primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was fully satisfied as of April 30, 2020, and was $0.8 at April 30, 2019.
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
The U.S. Retail Pet Foods segment primarily includes domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone,
Kibbles ’n Bits, 9Lives, Natural Balance, Nature’s Recipe, and Pup-Peroni branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; and the U.S. Retail Consumer Foods segment primarily includes domestic sales of Smucker’s, Jif , and Crisco branded products. The International and Away From Home segment comprises products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
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

	Year Ended April 30,
	2020	2019	2018
Net sales:
U.S. Retail Pet Foods	$2,869.5	$2,879.5	$2,165.3
U.S. Retail Coffee	2,149.5	2,122.3	2,086.8
U.S. Retail Consumer Foods	1,731.7	1,761.5	1,985.6
International and Away From Home	1,050.3	1,074.7	1,119.4
Total net sales	$7,801.0	$7,838.0	$7,357.1
Segment profit:
U.S. Retail Pet Foods	$552.7	$503.4	$439.4
U.S. Retail Coffee	691.0	676.3	612.4
U.S. Retail Consumer Foods	389.7	406.1	475.3
International and Away From Home	173.4	198.5	200.1
Total segment profit	$1,806.8	$1,784.3	$1,727.2
Amortization	(236.3)	(240.3)	(206.8)
Goodwill impairment charges	—	(97.9)	(145.0)
Other intangible assets impairment charges	(52.4)	(107.2)	(31.9)
Interest expense – net	(189.2)	(207.9)	(174.1)
Unallocated derivative gains (losses)	19.6	(54.2)	37.3
Cost of products sold – special project costs (A)	—	—	(3.9)
Other special project costs (A)	(16.5)	(64.1)	(45.4)
Corporate administrative expenses	(298.1)	(292.0)	(287.5)
Other income (expense) – net	(7.2)	(19.1)	(8.9)
Income before income taxes	$1,026.7	$701.6	$861.0
Assets:
U.S. Retail Pet Foods	$7,731.4	$7,847.0	$5,932.3
U.S. Retail Coffee	4,787.4	4,771.9	4,815.4
U.S. Retail Consumer Foods	2,873.1	2,850.8	3,217.5
International and Away From Home	1,048.0	1,019.5	1,043.9
Unallocated (B)	530.5	222.1	292.1
Total assets	$16,970.4	$16,711.3	$15,301.2
Depreciation, amortization, and impairment charges:
U.S. Retail Pet Foods	$243.0	$301.4	$314.8
U.S. Retail Coffee	96.4	98.3	96.6
U.S. Retail Consumer Foods	72.5	162.4	80.2
International and Away From Home	51.9	52.8	57.8
Unallocated (C)	35.1	36.5	40.6
Total depreciation, amortization, and impairment charges	$498.9	$651.4	$590.0
Additions to property, plant, and equipment:
U.S. Retail Pet Foods	$60.1	$136.0	$34.3
U.S. Retail Coffee	62.4	63.9	89.4
U.S. Retail Consumer Foods	107.7	138.9	168.9
International and Away From Home	39.1	21.0	29.3
Total additions to property, plant, and equipment	$269.3	$359.8	$321.9
(A)Special project costs include integration and restructuring costs. For more information, see Note 3: Integration and Restructuring Costs.
(B)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(C)Primarily represents unallocated corporate administrative expense, mainly depreciation and software amortization.

The following table presents certain geographical information.

	Year Ended April 30,
	2020	2019	2018
Net sales:
United States	$7,247.9	$7,298.0	$6,786.5
International:
Canada	$445.3	$421.9	$431.8
All other international	107.8	118.1	138.8
Total international	$553.1	$540.0	$570.6
Total net sales	$7,801.0	$7,838.0	$7,357.1
Assets:
United States	$16,547.6	$16,338.0	$14,828.2
International:
Canada	$421.3	$362.1	$428.7
All other international	1.5	11.2	44.3
Total international	$422.8	$373.3	$473.0
Total assets	$16,970.4	$16,711.3	$15,301.2
Long-lived assets (excluding goodwill and other intangible assets):
United States	$2,209.9	$2,037.5	$1,869.8
International:
Canada	$54.3	$18.9	$17.4
All other international	—	—	0.3
Total international	$54.3	$18.9	$17.7
Total long-lived assets (excluding goodwill and other intangible assets)	$2,264.2	$2,056.4	$1,887.5
The following table presents product category information.

	Year Ended April 30,
	2020	2019	2018	Primary Reportable Segment (A)
Coffee	$2,475.4	$2,479.4	$2,469.7	U.S. Retail Coffee
Dog food	1,217.6	1,313.1	756.8	U.S. Retail Pet Foods
Cat food	869.2	812.8	702.5	U.S. Retail Pet Foods
Pet snacks	849.7	815.1	767.2	U.S. Retail Pet Foods
Peanut butter	730.6	756.6	745.1	U.S. Retail Consumer Foods
Fruit spreads	370.3	341.6	353.8	U.S. Retail Consumer Foods
Frozen handheld	365.0	289.0	254.1	U.S. Retail Consumer Foods
Shortening and oils	262.3	253.6	258.1	U.S. Retail Consumer Foods
Portion control	153.3	162.7	160.3	International and Away From Home
Juices and beverages	125.7	123.9	140.8	U.S. Retail Consumer Foods
Baking mixes and ingredients	89.9	185.2	437.9	International and Away From Home (B)
Other	292.0	305.0	310.8	International and Away From Home
Total net sales	$7,801.0	$7,838.0	$7,357.1
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)During 2019 and 2018, the primary reportable segment was U.S. Retail Consumer Foods, as the majority of the net sales within this category were related to the divested U.S. baking business. For more information, see Note 4: Divestiture.

Sales to Walmart Inc. and subsidiaries amounted to 32 percent, 32 percent, and 31 percent of net sales in 2020, 2019, and 2018, respectively. These sales are primarily included in our U.S. retail market segments. No other customer exceeded
10 percent of net sales for any year. Trade receivables at April 30, 2020 and 2019, included amounts due from Walmart Inc. and subsidiaries of $131.9 and $137.7, respectively.

Note 6: Earnings Per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Year Ended April 30,
	2020	2019	2018
Net income	$779.5	$514.4	$1,338.6
Less: Net income allocated to participating securities	4.4	2.6	6.8
Net income allocated to common stockholders	$775.1	$511.8	$1,331.8
Weighted-average common shares outstanding	113.4	113.1	113.0
Add: Dilutive effect of stock options	—	—	—
Weighted-average common shares outstanding – assuming dilution	113.4	113.1	113.0
Net income per common share	$6.84	$4.52	$11.79
Net income per common share – assuming dilution	$6.84	$4.52	$11.78

Note 7: Goodwill and Other Intangible Assets
A summary of changes in goodwill by reportable segment is as follows:

	U.S. Retail Pet Foods	U.S. Retail Coffee	U.S. Retail Consumer Foods	International and Away From Home	Total
Balance at May 1, 2018	$1,824.5	$2,090.9	$1,600.4	$426.4	$5,942.2
Acquisition	617.8	—	—	—	617.8
Divestiture	—	—	(144.3)	—	(144.3)
Impairment charge (A)	—	—	(97.9)	—	(97.9)
Other (B)	—	—	—	(6.9)	(6.9)
Balance at April 30, 2019	$2,442.3	$2,090.9	$1,358.2	$419.5	$6,310.9
Other (B)	—	—	—	(6.4)	(6.4)
Balance at April 30, 2020	$2,442.3	$2,090.9	$1,358.2	$413.1	$6,304.5
(A)We have recognized accumulated goodwill impairment charges of $242.9 as of April 30, 2020.
(B)The amounts classified as other represent foreign currency exchange adjustments.

The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency exchange adjustments.

	April 30, 2020			April 30, 2019
	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,471.1	$1,353.0	$3,118.1	$4,471.1	$1,156.8	$3,314.3
Patents and technology	168.5	138.4	30.1	168.5	127.4	41.1
Trademarks	662.0	311.0	351.0	499.9	166.9	333.0
Total intangible assets subject to amortization	$5,301.6	$1,802.4	$3,499.2	$5,139.5	$1,451.1	$3,688.4
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$3,158.1	$228.3	$2,929.8	$3,321.1	$290.7	$3,030.4
Total other intangible assets	$8,459.7	$2,030.7	$6,429.0	$8,460.6	$1,741.8	$6,718.8
Amortization expense for finite-lived intangible assets was $235.3, $239.1, and $204.8 in 2020, 2019, and 2018, respectively. The weighted-average useful lives of the customer and contractual relationships, patents and technology, and trademarks are 24 years, 15 years, and 16 years, respectively. The weighted-average useful life of total finite-lived intangible assets is
23 years. Based on the carrying amount of intangible assets subject to amortization at April 30, 2020, the estimated amortization expense is $238.7 for 2021, $232.8 for 2022, $225.5 for 2023, $220.8 for 2024, and $217.3 for 2025.

We review goodwill and other indefinite-lived intangible assets at least annually on February 1 for impairment and more often if indicators of impairment exist.

During the third quarter of 2020, we began our annual planning cycle, which was not complete at the end of the quarter; however, certain brand-level decisions were made that we evaluated to determine whether the carrying value of certain indefinite-lived intangible assets more likely than not exceeded fair value. As a result, we recognized an impairment charge of $52.4 during the third quarter of 2020, related to the Natural Balance brand within the U.S. Retail Pet Foods segment due to a decline in current year and long-term net sales expectations and the royalty rate used in the interim analysis, primarily driven by the market environment and re-positioning of this brand within the Pet Foods brand portfolio. This charge was included as a noncash charge in our Statement of Consolidated Income. Additionally, we reassessed the long-term strategic expectations for the Natural Balance brand and reclassified this brand as a finite-lived intangible asset as of February 1, 2020.

As of February 1, 2020, we completed the annual impairment review, in which goodwill impairment was tested at the reporting unit level for our six reporting units with goodwill. As part of our annual evaluation, we did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets. The estimated fair value was substantially in excess of the carrying value for the majority of the reporting units and material indefinite-lived intangible assets, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the Pet Foods reporting unit and the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment. The carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were $2.4 billion and $1.4 billion, respectively, as of April 30, 2020. These intangible assets remain susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is primarily attributable to the recent impairment charges and the acquisition of Ainsworth in May 2018. Additional sensitivity analyses were performed for the Pet Foods reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a hypothetical 50-basis-point increase in the weighted-average cost of capital. Both scenarios independently yielded an estimated fair value for the Pet Foods reporting unit below carrying value. Therefore, any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges, which could be material.

Following the completion of our annual impairment review, we further evaluated the potential impact of COVID-19 on the fair value of our goodwill and indefinite-lived intangible assets. While we concluded there were no indicators of impairment as of April 30, 2020, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment, specifically as it relates to the Away From Home reporting unit, which has experienced a significant decline in demand as a result of COVID-19. We will continue to evaluate the nature and extent to which COVID-19 could impact our business and our goodwill and other intangible assets. As of April 30, 2020, the goodwill related to the Away From Home reporting unit represented approximately 65 percent of the goodwill within the International and Away From Home segment.

During 2019, we recognized impairment charges of $97.9 related to the goodwill of the Natural Foods reporting unit within the U.S. Retail Consumer Foods segment and $107.2 related to certain indefinite-lived intangible assets within the U.S. Retail Pet Foods segment. These charges were primarily the result of reductions in our long-term net sales and profitability projections and were included as noncash charges in our Statement of Consolidated Income.
Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	April 30, 2020		April 30, 2019
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
2.20% Senior Notes due December 6, 2019	$—	$—	$300.0	$299.5
2.50% Senior Notes due March 15, 2020	—	—	500.0	499.0
3.50% Senior Notes due October 15, 2021	750.0	761.1	750.0	768.4
3.00% Senior Notes due March 15, 2022	400.0	398.7	400.0	398.0
3.50% Senior Notes due March 15, 2025	1,000.0	996.0	1,000.0	995.2
3.38% Senior Notes due December 15, 2027	500.0	496.7	500.0	496.2
2.38% Senior Notes due March 15, 2030	500.0	495.2	—	—
4.25% Senior Notes due March 15, 2035	650.0	643.9	650.0	643.5
4.38% Senior Notes due March 15, 2045	600.0	586.5	600.0	586.0
3.55% Senior Notes due March 15, 2050	300.0	295.7	—	—
Term Loan Credit Agreement due May 14, 2021	700.0	699.5	800.0	799.0
Total long-term debt	$5,400.0	$5,373.3	$5,500.0	$5,484.8
Current portion of long-term debt	—	—	800.0	798.5
Total long-term debt, less current portion	$5,400.0	$5,373.3	$4,700.0	$4,686.3
(A) Represents the carrying amount included in the Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
In March 2020, we completed an offering of $800.0 in Senior Notes due March 15, 2030, and March 15, 2050. The Senior Notes included $7.4 of capitalized debt issuance costs and $1.8 of offering discounts to be amortized to interest expense over the life of the debt. A portion of the net proceeds from the offering was used to repay the $500.0 Senior Notes due March 15, 2020, with the balance being held as a cash equivalent to be used for general corporate purposes. Concurrent with the pricing of these Senior Notes, we terminated the interest rate contracts entered into in November 2018 and June 2018, resulting in a pre-tax loss of $239.8, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt. For additional information, see Note 10: Derivative Financial Instruments.
All of our Senior Notes outstanding at April 30, 2020, are unsecured, and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
In April 2018, we entered into a Term Loan with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition, as discussed in Note 2: Acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or LIBOR, based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of April 30, 2020, we have prepaid $800.0 on the Term Loan to date, including $100.0 in 2020. The interest rate on the Term Loan at April 30, 2020, was 1.21 percent. In November 2019, we entered into an amendment to the Term Loan that decreased the applicable margins on LIBOR, based on our long-term unsecured debt rating. This amendment did not have a material impact on our consolidated financial statements.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at both April 30, 2020 and 2019.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2020 and 2019, we had $248.0 and $426.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 0.40 percent and 2.75 percent, respectively.
Interest paid totaled $193.4, $213.3, and $158.9 in 2020, 2019, and 2018, respectively. This differs from interest expense due to the amortization of debt issuance costs and discounts, effect of interest rate contracts, capitalized interest, payment of other debt fees, and timing of interest payments.
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

	Defined Benefit Pension Plans			Other Postretirement Benefits
Year Ended April 30,	2020	2019	2018	2020	2019	2018
Service cost	$1.6	$2.1	$5.2	$1.8	$1.9	$2.0
Interest cost	20.9	23.2	21.6	2.3	2.3	2.1
Expected return on plan assets	(24.1)	(26.8)	(28.8)	—	—	—
Amortization of prior service cost (credit)	0.9	0.9	0.9	(1.1)	(1.3)	(1.4)
Amortization of net actuarial loss (gain)	7.9	8.3	11.5	(0.3)	(0.6)	(0.3)
Curtailment loss (gain)	—	0.3	—	—	—	—
Settlement loss (gain)	0.1	7.1	2.3	—	—	—
Termination benefit cost	0.2	—	—	—	0.2	—
Net periodic benefit cost	$7.5	$15.1	$12.7	$2.7	$2.5	$2.4

Other changes in plan assets and benefit liabilities recognized in accumulated other comprehensive income (loss) before income taxes:
Prior service credit (cost) arising during the year	$—	$—	$—	$—	$(2.0)	$(0.2)
Net actuarial gain (loss) arising during the year	(51.6)	(22.9)	3.5	(4.4)	(2.8)	5.5
Amortization of prior service cost (credit)	0.9	0.9	0.9	(1.1)	(1.3)	(1.4)
Amortization of net actuarial loss (gain)	7.9	8.3	11.5	(0.3)	(0.6)	(0.3)
Curtailment loss (gain)	—	0.3	—	—	—	—
Settlement loss (gain)	0.1	7.1	2.3	—	—	—
Foreign currency translation	1.1	1.2	(1.8)	—	—	(0.1)
Net change for year	$(41.6)	$(5.1)	$16.4	$(5.8)	$(6.7)	$3.5

Weighted-average assumptions used in determining net periodic benefit costs:
U.S. plans:
Discount rate used to determine benefit obligation	3.99%	4.17%	3.95%	3.91%	4.13%	3.86%
Discount rate used to determine service cost	4.20	4.29	4.20	4.07	4.23	4.06
Discount rate used to determine interest cost	3.61	3.87	3.38	3.47	3.79	3.24
Expected return on plan assets	5.28	5.66	6.27	—	—	—
Rate of compensation increase	3.56	3.59	3.78	—	—	—
Canadian plans:
Discount rate used to determine benefit obligation	3.21%	3.57%	3.22%	3.19%	3.55%	3.19%
Discount rate used to determine service cost	3.29	3.64	3.39	3.44	3.77	3.70
Discount rate used to determine interest cost	2.86	3.23	2.60	2.86	3.23	2.58
Expected return on plan assets	5.00	5.25	5.00	—	—	—
Rate of compensation increase	3.00	3.00	3.00	—	—	—
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

	Defined Benefit Pension Plans		Other Postretirement Benefits
April 30,	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$615.5	$639.7	$70.1	$65.9
Service cost	1.6	2.1	1.8	1.9
Interest cost	20.9	23.2	2.3	2.3
Amendments	—	—	—	2.0
Actuarial loss (gain)	61.8	17.0	4.4	2.8
Benefits paid	(39.6)	(33.9)	(3.8)	(4.7)
Curtailment	—	(1.3)	—	—
Settlement	(4.9)	(27.7)	—	—
Termination benefit cost	0.2	—	—	0.2
Foreign currency translation adjustments	(3.2)	(3.6)	(0.3)	(0.3)
Benefit obligation at end of year	$652.3	$615.5	$74.5	$70.1
Change in plan assets:
Fair value of plan assets at beginning of year	$480.3	$497.0	$—	$—
Actual return on plan assets	34.3	19.6	—	—
Company contributions	5.1	29.3	3.8	4.7
Benefits paid	(39.6)	(33.9)	(3.8)	(4.7)
Settlement	(4.9)	(27.7)	—	—
Foreign currency translation adjustments	(3.6)	(4.0)	—	—
Fair value of plan assets at end of year	$471.6	$480.3	$—	$—
Funded status of the plans	$(180.7)	$(135.2)	$(74.5)	$(70.1)
Defined benefit pensions	$(179.3)	$(139.1)	$—	$—
Other noncurrent assets	11.6	8.0	—	—
Accrued compensation	(13.0)	(4.1)	(4.5)	(5.1)
Other postretirement benefits	—	—	(70.0)	(65.0)
Net benefit liability	$(180.7)	$(135.2)	$(74.5)	$(70.1)
The following table summarizes amounts recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, before income taxes.

	Defined Benefit Pension Plans		Other Postretirement Benefits
April 30,	2020	2019	2020	2019
Net actuarial gain (loss)	$(199.7)	$(157.2)	$5.5	$10.2
Prior service credit (cost)	(2.6)	(3.5)	4.7	5.8
Total recognized in accumulated other comprehensive income (loss)	$(202.3)	$(160.7)	$10.2	$16.0
During 2021, we expect to recognize amortization of net actuarial losses and prior service credit of $11.7 and $0.1, respectively, in net periodic benefit cost.

The following table sets forth the weighted-average assumptions used in determining the benefit obligations.

	Defined Benefit Pension Plans		Other Postretirement Benefits
April 30,	2020	2019	2020	2019
U.S. plans:
Discount rate	3.05%	3.99%	2.98%	3.91%
Rate of compensation increase	3.58	3.56	—	—
Canadian plans:
Discount rate	2.95%	3.21%	2.93%	3.19%
Rate of compensation increase	3.00	3.00	—	—
For 2021, the assumed health care trend rates are 6.3 percent and 4.5 percent for the U.S. and Canadian plans, respectively. The rate for participants under age 65 is assumed to decrease to 5.0 percent in calendar 2026 for the U.S. plan and remain at 4.5 percent for the Canadian plan. The health care cost trend rate assumption impacts the amount of the other postretirement benefits obligation and periodic other postretirement benefits cost reported. A one percentage point annual change in the assumed health care cost trend rate would have the following effect as of April 30, 2020:

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on benefit obligation	1.1	1.1
The following table sets forth selective information pertaining to our Canadian pension and other postretirement benefit plans, which is included in the consolidated information presented on pages 60 and 61.

	Defined Benefit Pension Plans		Other Postretirement Benefits
Year Ended April 30,	2020	2019	2020	2019
Benefit obligation at end of year	$80.1	$84.8	$6.8	$7.1
Fair value of plan assets at end of year	91.0	92.1	—	—
Funded status of the plans	$10.9	$7.3	$(6.8)	$(7.1)
Components of net periodic benefit cost:
Service cost	$0.1	$0.1	$—	$—
Interest cost	2.3	2.7	0.2	0.2
Expected return on plan assets	(4.4)	(4.8)	—	—
Amortization of net actuarial loss (gain)	1.1	0.9	—	—
Termination benefit cost	0.2	—	—	—
Net periodic benefit cost (credit)	$(0.7)	$(1.1)	$0.2	$0.2
Changes in plan assets:
Company contributions	$0.1	$0.1	$0.3	$0.5
Benefits paid	(6.8)	(6.5)	(0.3)	(0.5)
Actual return on plan assets	9.2	6.1	—	—
Foreign currency translation	(3.6)	(3.9)	—	—

The following table sets forth additional information related to our defined benefit pension plans.

	April 30,
	2020	2019
Accumulated benefit obligation for all pension plans	$642.8	$605.6
Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$563.4	$521.5
Fair value of plan assets	380.6	388.2
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$572.9	$531.4
Fair value of plan assets	380.6	388.2
We employ a total return on investment approach for the defined benefit pension plans’ assets. A mix of equity, fixed-income, and alternative investments is used to maximize the long-term rate of return on assets for the level of risk. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, we consider the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. The actual rate of return was 7.8 percent and 3.8 percent for the years ended April 30, 2020 and 2019, respectively, which excludes administrative and investment expenses.
Our current investment policy is to invest approximately 65 percent of assets in fixed-income securities, with the remaining invested primarily in equity securities.
The following tables summarize the major asset classes for the U.S. and Canadian defined benefit pension plans and the levels within the fair value hierarchy for those assets measured at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2020
Cash and cash equivalents (A)	$2.1	$—	$—	$2.1
Equity securities:
U.S. (B)	51.2	—	—	51.2
International (C)	65.9	—	—	65.9
Fixed-income securities:
Bonds (D)	212.1	—	—	212.1
Fixed income (E)	93.4	—	—	93.4
Other types of investments (F)	—	41.8	—	41.8
Total financial assets measured at fair value	$424.7	$41.8	$—	$466.5
Total financial assets measured at net asset value (G)				5.1
Total plan assets				$471.6

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2019
Cash and cash equivalents (A)	$0.5	$—	$—	$0.5
Equity securities:
U.S. (B)	65.7	1.8	—	67.5
International (C)	74.3	9.2	—	83.5
Fixed-income securities:
Bonds (D)	220.6	—	—	220.6
Fixed income (E)	51.8	—	—	51.8
Other types of investments (F)	—	46.3	—	46.3
Total financial assets measured at fair value	$412.9	$57.3	$—	$470.2
Total financial assets measured at net asset value (G)				10.1
Total plan assets				$480.3

(A) This category includes money market holdings with maturities of three months or less and are classified as Level 1 assets. Based on the short-term nature of these assets, carrying value approximates fair value.
(B) This category is invested in a diversified portfolio of common stocks and index funds that primarily invest in U.S. stocks with broad market capitalization ranges similar to those found in the S&P 500 Index and/or the various Russell Indices and are traded on active exchanges. The Level 1 assets are valued using quoted market prices for identical securities in active markets. The Level 2 asset in 2019 was comprised of a pooled fund that consists of equity securities traded on active exchanges.
(C) This category is invested primarily in common stocks and other equity securities traded on active exchanges of foreign issuers located outside the U.S. The fund invests primarily in developed countries, but may also invest in emerging markets. The Level 1 assets are valued using quoted market prices for identical securities in active markets. The Level 2 asset in 2019 was comprised of a pooled fund that consists of equity securities traded on active exchanges.
(D) This category is primarily comprised of bond funds, which seek to duplicate the return characteristics of high-quality U.S. and foreign corporate bonds with a duration range of 10 to 13 years, as well as various U.S. Treasury Separate Trading of Registered Interest and Principal holdings, with wide-ranging maturity dates. These assets are valued using quoted market prices for identical securities in active markets and are classified as Level 1 assets.
(E) This category is comprised of fixed-income funds that invest primarily in government-related bonds of non-U.S. issuers and include investments in the Canadian, as well as emerging markets. These assets are valued using quoted market prices for identical securities in active markets and are classified as Level 1 assets.
(F) This category is comprised of a real estate fund whereby the underlying investments are contained in the Canadian market, and a common collective trust fund investing in direct commercial property funds. The real estate fund and the collective trust fund investing in direct commercial property are classified as Level 2 assets, whereby the underlying securities are valued utilizing quoted market prices for identical securities in active markets and based on the quoted market prices of the underlying investments in the common collective trust, respectively.
(G) This category is comprised of a private equity fund that consists primarily of limited partnership interests in corporate finance and venture capital funds, as well as a private limited investment partnership. The fair value estimates of the private equity fund and private limited investment partnership are based on the underlying funds’ net asset values. Furthermore, as a practical expedient equivalent to our defined benefit plan’s ownership interest in the partners’ capital, a proportionate share of the net assets is attributed and further corroborated by our review. The private equity fund and private limited investment partnership are non-redeemable, and the return of principal is based on the liquidation of the underlying assets. In accordance with ASU 2015-07, the private equity fund and private limited investment partnership are removed from the total financial assets measured at fair value and disclosed separately.
In 2021, we expect to make contributions of approximately $1.0, while making direct benefit payments of approximately $13.5, primarily related to our defined benefit pension plans. Further, we expect the following payments to be made from the defined benefit pension and other postretirement benefit plans: $43.7 in 2021, $45.9 in 2022, $45.6 in 2023, $45.2 in 2024, $45.4 in 2025, and $213.3 in 2026 through 2030.
Multi-Employer Pension Plan: We participate in one multi-employer pension plan, the Bakery and Confectionery Union and Industry International Pension Fund (“Bakery and Confectionery Union Fund”) (52-6118572), which provides defined benefits to certain union employees. During 2020 and 2019, a total of $2.2 and $2.3 was contributed to the plan, respectively, and we anticipate contributions of $2.5 in 2021.

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
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year-end, not our fiscal year-end. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. During calendar year 2019, the Bakery and Confectionery Union Fund was in Red Zone status, as the current funding status was 50.4 percent. A funding improvement plan, or rehabilitation plan, has been implemented.

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

We entered into interest rate contracts in November 2018 and June 2018, with notional values of $300.0 and $500.0, respectively, to manage our exposure to interest rate volatility associated with anticipated debt financing in 2020. These interest rate contracts were designated as cash flow hedges. In March 2020, we terminated the interest rate contracts concurrent with the pricing of the Senior Notes due March 15, 2030, and March 15, 2050, which resulted in a pre-tax loss of $239.8. The loss was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt.

In 2018, we terminated a treasury lock concurrent with the pricing of the Senior Notes due December 15, 2027, which was designated as a cash flow hedge and used to manage our exposure to interest rate volatility. The termination resulted in a pre-tax gain of $2.7, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as a reduction to interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction of interest expense. To date, we have recognized $41.1 of the gain, of which $8.1, $8.0, and $7.8 were recognized in 2020, 2019, and 2018, respectively. The remaining gain will be recognized as follows: $8.4 in 2021 and $4.0 in 2022.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Consolidated Balance  Sheets.

	April 30, 2020
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$14.7	$33.2	$—	$—
Foreign currency exchange contracts	2.4	0.1	—	—
Total derivative instruments	$17.1	$33.3	$—	$—
	April 30, 2019
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$49.1	$—	$—
Total derivatives designated as hedging instruments	$—	$49.1	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts	$4.8	$25.8	$—	$—
Foreign currency exchange contracts	1.4	0.2	—	—
Total derivative not designated as hedging instruments	$6.2	$26.0	$—	$—
Total derivative instruments	$6.2	$75.1	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At April 30, 2020 and 2019, we maintained cash margin account balances of $43.2 and $40.7, respectively, included in other current assets in the Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

Interest expense – net, as presented in the Statements of Consolidated Income, was $189.2, $207.9, and $174.1 in 2020, 2019, and 2018, respectively. The following table presents information on the pre-tax gains and losses recognized on interest rate contracts designated as cash flow hedges.

	Year Ended April 30,
	2020	2019	2018
Gains (losses) recognized in other comprehensive income (loss)	$(190.7)	$(49.1)	$2.7
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense	(2.1)	(0.4)	(0.5)
Change in accumulated other comprehensive income (loss)	$(188.6)	$(48.7)	$3.2

Included as a component of accumulated other comprehensive income (loss) at April 30, 2020 and 2019, were deferred net pre-tax losses of $241.1 and $52.5, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $55.5 and $12.1 at April 30, 2020 and 2019, respectively. Approximately $13.9 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Year Ended April 30,
	2020	2019	2018
Gains (losses) on commodity contracts	$(31.4)	$(98.6)	$6.5
Gains (losses) on foreign currency exchange contracts	2.3	3.0	(5.9)
Total gains (losses) recognized in costs of products sold	$(29.1)	$(95.6)	$0.6
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

	Year Ended April 30,
	2020	2019	2018
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$(29.1)	$(95.6)	$0.6
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(48.7)	(41.4)	(36.7)
Unallocated derivative gains (losses)	$19.6	$(54.2)	$37.3
The net cumulative unallocated derivative gains and losses at April 30, 2020 and 2019, were losses of $32.9 and $52.5, respectively.
The following table presents the gross notional value of outstanding derivative contracts.

	Year Ended April 30,
	2020	2019
Commodity contracts	$890.1	$544.8
Foreign currency exchange contracts	65.6	144.9
Interest rate contracts	—	800.0

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	April 30, 2020		April 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$38.6	$38.6	$40.9	$40.9
Derivative financial instruments – net	(16.2)	(16.2)	(68.9)	(68.9)
Total long-term debt	(5,373.3)	(5,740.6)	(5,484.8)	(5,504.0)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2020
Marketable securities and other investments: (A)
Equity mutual funds	$8.7	$—	$—	$8.7
Municipal obligations	—	24.2	—	24.2
Money market funds	5.7	—	—	5.7
Derivative financial instruments: (B)
Commodity contracts – net	(18.3)	(0.2)	—	(18.5)
Foreign currency exchange contracts – net	0.2	2.1	—	2.3
Total long-term debt (C)	(5,032.0)	(708.6)	—	(5,740.6)
Total financial instruments measured at fair value	$(5,035.7)	$(682.5)	$—	$(5,718.2)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2019
Marketable securities and other investments: (A)
Equity mutual funds	$8.7	$—	$—	$8.7
Municipal obligations	—	31.7	—	31.7
Money market funds	0.5	—	—	0.5
Derivative financial instruments: (B)
Commodity contracts – net	(20.7)	(0.3)	—	(21.0)
Foreign currency exchange contracts – net	(0.1)	1.3	—	1.2
Interest rate contracts	—	(49.1)	—	(49.1)
Total long-term debt (C)	(4,646.6)	(857.4)	—	(5,504.0)
Total financial instruments measured at fair value	$(4,658.2)	$(873.8)	$—	$(5,532.0)

(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of April 30, 2020, our municipal obligations are scheduled to mature as follows: $1.0 in 2021, $1.5 in 2022, $3.5 in 2024, and the remaining $18.2 in 2025 and beyond. We do not have any municipal obligations scheduled to mature in 2023. For additional information, see Marketable Securities and Other Investments in Note 1: Accounting Policies.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. The Level 2 interest rate contracts were valued using standard valuation techniques, the income approach, and observable Level 2 market expectations at the measurement date to convert future amounts to a single discounted present value. Level 2 inputs for the valuation of the interest rate contracts are limited to prices that are observable for the asset or liability. For additional information, see Note 10: Derivative Financial Instruments.
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

We recognized impairment charges of $52.4 during 2020, related to the Natural Balance brand in the U.S. Retail Pet Foods segment. During 2019, we recognized impairment charges of $205.1, of which $97.9 and $107.2 related to the goodwill of the Natural Foods reporting unit within the U.S. Retail Consumer Foods segment and certain indefinite-lived trademarks in the U.S. Retail Pet Foods segment, respectively. These adjustments were included as noncash charges in our Statements of Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the reporting unit and indefinite-lived trademarks. For additional information, see Goodwill and Other Intangible Assets in Note 1: Accounting Policies and Note 7: Goodwill and Other Intangible Assets.
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
The following table sets forth the right-of-use assets and lease liabilities recognized in the Consolidated Balance Sheet.

April 30, 2020
Operating lease right-of-use assets	$148.4
Operating lease liabilities:
Current operating lease liabilities	$36.5
Noncurrent operating lease liabilities	120.0
Total operating lease liabilities	$156.5

Finance lease right-of-use assets:
Machinery and equipment	$11.6
Accumulated depreciation	(5.9)
Total property, plant, and equipment	$5.7
Finance lease liabilities:
Other current liabilities	$2.2
Other noncurrent liabilities	3.5
Total finance lease liabilities	$5.7

The following table summarizes the components of lease expense.

April 30, 2020
Operating lease cost	$51.7
Finance lease cost:
Amortization of right-of-use assets	2.8
Interest on lease liabilities	0.2
Variable lease cost	22.9
Short-term lease cost	35.2
Sublease income	(4.3)
Net lease cost	$108.5
The following table sets forth cash flow and noncash information related to leases.

April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50.8
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	2.8
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	57.0
Finance leases	2.6
The following table summarizes the maturity of our lease liabilities by fiscal year.

	April 30, 2020
	Operating Leases	Finance Leases
2021	$40.3	$2.3
2022	36.8	1.7
2023	34.2	1.0
2024	22.7	0.7
2025	14.7	0.3
2026 and beyond	19.8	—
Total undiscounted minimum lease payments	$168.5	$6.0
Less: Imputed interest	12.0	0.3
Lease liabilities	$156.5	$5.7

As of April 30, 2019, our minimum operating lease obligations were as follows: $43.0 in 2020, $36.7 in 2021, $30.5 in 2022, $24.8 in 2023, and $12.3 in 2024.
The following table sets forth the weighted average remaining lease term and discount rate.

April 30, 2020
Weighted average remaining lease term (in years):
Operating leases	4.7
Finance leases	3.4

Weighted average discount rate:
Operating leases	3.1%
Finance leases	2.9%

Note 13: Share-Based Payments
We provide for equity-based incentives to be awarded to key employees and non-employee directors. Currently, these incentives consist of restricted shares, restricted stock units (which may also be referred to as deferred stock units), performance units, and stock options. These awards are administered primarily through the 2010 Equity and Incentive Compensation Plan initially approved by our shareholders in August 2010 and re-approved in August 2015. Awards under this plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units, incentive awards, and other share-based awards. Awards under this plan may be granted to our non-employee directors, consultants, officers, and other employees. Deferred stock units granted to non-employee directors vest immediately and, along with dividends credited on those deferred stock units, are paid out in the form of common shares upon termination of service as a non-employee director. At April 30, 2020, there were 4,781,736 shares available for future issuance under this plan.
Under the 2010 Equity and Incentive Compensation Plan, we have the option to settle share-based awards by issuing common shares from treasury, issuing new Company common shares, or issuing a combination of common shares from treasury and new Company common shares.
Stock Options: Under the 2010 Equity and Incentive Compensation Plan, we granted 193,831 options during 2020 and granted no stock options during 2019 and 2018. Stock options granted in 2020 vest ratably over a period of three years. The exercise price of all stock options granted was equal to the market value of the shares on the date of grant, and all stock options granted and outstanding have a contractual term of 10 years.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted in 2020:

2020
Expected volatility (%)	20.1%
Dividend yield (%)	2.8%
Risk-free interest rate (%)	1.9%
Expected life of stock options (years)	6.0
Expected volatility was calculated in accordance with the provisions of FASB ASC 718, Compensation – Stock Compensation, based on consideration of both historical and implied volatilities. The expected life of a stock option represents the period from the grant date through the expected exercise date of the option. This was calculated using a simplified method whereby the midpoint between the vesting date and the end of the contractual term is utilized to compute the expected term.
The following table is a summary of our stock option activity.

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at May 1, 2019	400,000	$113.24
Granted	193,831	121.93
Exercised	(62,750)	111.66
Cancelled	(42,026)	120.67
Outstanding at April 30, 2020	489,055	$116.25
Exercisable at April 30, 2020	314,750	$113.21
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. The total intrinsic value for stock options outstanding and exercisable was $1.0 and $0.8 at
April 30, 2020, respectively, with an average remaining contractual term of 6.5 years and 5.0 years, respectively. The total intrinsic value of stock options exercised during 2020 and 2018 was $0.2 and $0.6, respectively, and there were no stock options exercised in 2019. The closing market price of our common stock on the last trading day of 2020 was $114.91 per share. The stock options granted during 2020 have a weighted-average grant date fair value of $17.82 per option.
Compensation cost related to stock options is recognized ratably over the service period from the grant date through the end of the requisite service period. During 2020, we recognized compensation cost of $1.3, and during 2019, we did not recognize any compensation cost, as the requisite service period for the previous options granted ended on April 30, 2018. The compensation expense for stock option awards totaled $0.4 for the year ended April 30, 2018, which was included in other special project costs in the Statement of Consolidated Income. The tax benefit related to the stock option expense was $0.3 and $0.1 for 2020 and 2018, respectively. As of April 30, 2020, we had unrecognized compensation cost of $1.8 related to the stock options that were granted in 2020.
Cash received from stock option exercises was $7.1 and $3.9 for the years ended April 30, 2020 and 2018, respectively.
There were no stock options exercised in 2019.

Other Equity Awards: The following table is a summary of our restricted shares, deferred stock units, and performance units.

	Restricted Shares and Deferred Stock Units	Weighted- Average Grant Date Fair Value	Performance Units	Weighted- Average Conversion Date Fair Value
Outstanding at May 1, 2019	583,576	$118.44	85,154	$123.68
Granted	245,945	121.19	168,212	123.68
Converted	85,154	123.68	(85,154)	123.68
Vested	(123,714)	119.13	—	—
Forfeited	(54,277)	117.30	(14,995)	123.68
Outstanding at April 30, 2020	736,684	$119.93	153,217	$123.68
The weighted-average grant date fair value of equity awards other than stock options that vested in 2020, 2019, and 2018 was $14.7, $17.0, and $17.1, respectively. The vesting date fair value of equity awards other than stock options that vested in 2020, 2019, and 2018 was $14.5, $17.0, and $20.7, respectively. The weighted-average grant date fair value of restricted shares, deferred stock units, and performance units is the average of the high and the low share price on the date of grant. The following table summarizes the weighted-average fair values of the equity awards granted.

Year Ended April 30,	Restricted Shares and Deferred Stock Units	Weighted- Average Grant Date Fair Value	Performance Units	Weighted- Average Conversion Date Fair Value
2020	245,945	$121.19	168,212	$123.68
2019	194,932	104.33	85,154	123.68
2018	136,127	126.80	84,051	103.86
The restricted shares and deferred stock units granted in 2020 under our new long-term incentive compensation program vest ratably over a three-year period from date of grant. The remaining restricted shares and deferred stock units generally vest over four years from the date of grant or upon the attainment of a defined age and years of service, subject to certain retention requirements. The performance units granted in 2020 vest over three years from the date of grant and are converted to restricted shares upon vest based on the performance achieved during the service period. During 2019 and 2018, the performance units granted represented the number of restricted shares received by certain executive officers, subsequent to year-end, upon conversion of the performance units earned during the one year period.

Note 14: Income Taxes

Income before income taxes is as follows:

	Year Ended April 30,
	2020	2019	2018
Domestic	$986.7	$659.2	$828.6
Foreign	40.0	42.4	32.4
Income before income taxes	$1,026.7	$701.6	$861.0

The components of the provision for income taxes are as follows:

	Year Ended April 30,
	2020	2019	2018
Current:
Federal	$188.7	$227.9	$277.9
Foreign	8.5	16.0	7.9
State and local	42.4	36.8	40.0
Deferred:
Federal	7.1	(73.6)	(802.3)
Foreign	0.6	(0.1)	0.5
State and local	(0.1)	(19.8)	(1.6)
Total income tax expense (benefit)	$247.2	$187.2	$(477.6)
A reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows:

	Year Ended April 30,
(Percent of Pre-tax Income)	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	30.4%
Tax reform – net impact on U.S. deferred tax assets and liabilities	—	—	(92.0)
Tax reform – transition tax	—	(0.5)	3.0
Goodwill impairment charges	—	2.9	5.5
Sale of the U.S. baking business	—	2.4	—
State and local income taxes	3.3	2.7	1.9
Domestic manufacturing deduction	—	—	(3.0)
Deferred tax benefit from integration	—	(2.4)	—
Other items – net	(0.2)	0.6	(1.3)
Effective income tax rate	24.1%	26.7%	(55.5)%
Income taxes paid	$227.1	$250.9	$336.8
The income tax expense of $187.2 for 2019 included the permanent tax impacts associated with the sale of the U.S. baking business and a goodwill impairment charge, partially offset by a noncash deferred tax benefit related to the integration of Ainsworth into the Company.
U.S. Tax Reform: On December 22, 2017, the U.S. government enacted the Tax Act, legislating comprehensive tax reform that reduced the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, broadened the U.S. federal income tax base, required companies to pay a one-time transition tax, and created new taxes on certain foreign-sourced earnings as part of a new territorial tax regime.

During 2019, we finalized our accounting for the income tax effects of enactment of the Tax Act, as required by
ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which resulted in an immaterial adjustment to the net provisional benefit of $765.8 previously recorded during 2018. The net benefit included the revaluation of net deferred tax liabilities at the reduced federal income tax rate, offset in part by the estimated impact of the one-time transition tax.

Despite the completion of our accounting for the Tax Act, the amounts recorded may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”) and various other taxing jurisdictions, all of which are continuing to analyze the complexities and interdependencies of the provisions within the Tax Act. Any future legislative and interpretive actions could result in additional income tax impacts which could be material in the period any such changes are enacted. During 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, which included rollbacks of certain provisions of the Tax Act. While these specific rollbacks did not impact us, future legislative actions in response to COVID-19 could further modify provisions of the Tax Act, and such changes will need to be analyzed for their respective impacts on our income taxes at that time.

We are a voluntary participant in the Compliance Assurance Process (“CAP”) program offered by the IRS and are currently under a CAP examination for the tax years ended April 30, 2020 and 2019. Through the contemporaneous exchange of information with the IRS, this program is designed to identify and resolve tax positions with the IRS prior to the filing of a tax return, which allows us to remain current with our IRS examinations. The IRS has completed the CAP examinations for the tax years ended April 30, 2018 and 2017. The tax years prior to 2017 are no longer subject to U.S. federal tax examination. With limited exceptions, we are no longer subject to examination for state and local jurisdictions for the tax years prior to 2016 and for the tax years prior to 2013 for foreign jurisdictions.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of our deferred tax assets and liabilities are as follows:

	April 30,
	2020	2019
Deferred tax liabilities:
Intangible assets	$1,399.7	$1,428.3
Property, plant, and equipment	151.3	120.5
Leases	30.3	—
Other	15.1	13.4
Total deferred tax liabilities	$1,596.4	$1,562.2
Deferred tax assets:
Post-employment and other employee benefits	$100.3	$84.9
Tax credit and loss carryforwards	28.1	10.0
Intangible assets	16.9	17.2
Hedging transactions	59.5	15.6
Leases	31.9	—
Other	37.8	39.4
Total deferred tax assets	$274.5	$167.1
Valuation allowance	(29.7)	(3.5)
Total deferred tax assets, less allowance	$244.8	$163.6
Net deferred tax liability	$1,351.6	$1,398.6

We evaluate the realizability of deferred tax assets for each of the jurisdictions in which we operate. The total valuation allowance increased by a net amount of $26.2 during the year, primarily related to the foreign tax credit deferred tax assets that were determined to not be realizable.
During 2020, we returned $39.7 of international cash to the U.S., primarily driven by a reduction in our capital investment in certain foreign subsidiaries in conjunction with a restructuring of our international holding and operating entities. No foreign withholding taxes were applicable. The state income taxes were not significant and have been included in income tax expense. Deferred income taxes have not been provided on approximately $29.7 of remaining temporary differences related to our investments in foreign subsidiaries since these amounts remain permanently reinvested. It is not practical to estimate the amount of additional taxes that might be payable on these basis differences because of the numerous methods by which these differences could reverse.
Our unrecognized tax benefits were $13.1, $15.0, and $32.3, of which $10.5, $12.0, and $21.5 would affect the effective tax rate, if recognized, as of April 30, 2020, 2019, and 2018, respectively. Our accrual for tax-related net interest and penalties totaled $1.9, $3.3, and $4.0 as of April 30, 2020, 2019, and 2018, respectively. The amount of tax related to net interest and penalties credited to earnings totaled $0.1 and $0.8 for 2020 and 2019, respectively, and charged to earnings totaled $0.1 during 2018.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $2.6, primarily as a result of the expiration of statute of limitation periods.

A reconciliation of our unrecognized tax benefits is as follows:

	2020	2019	2018
Balance at May 1,	$15.0	$32.3	$40.4
Increases:
Current year tax positions	1.4	0.9	1.1
Prior year tax positions	0.2	0.3	0.5
Decreases:
Settlement with tax authorities	—	9.0	3.0
Expiration of statute of limitations periods	3.5	9.5	6.7
Balance at April 30,	$13.1	$15.0	$32.3

Note 15: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2017	$(43.0)	$(4.4)	$(100.0)	$4.0	$(143.4)
Reclassification adjustments	—	0.5	10.7	—	11.2
Current period credit (charge)	26.6	2.7	9.2	(1.7)	36.8
Income tax benefit (expense)	—	(1.2)	(5.6)	0.5	(6.3)
Reclassification of stranded tax effects (C)	—	(0.5)	(15.3)	0.8	(15.0)
Balance at April 30, 2018	$(16.4)	$(2.9)	$(101.0)	$3.6	$(116.7)
Reclassification adjustments	—	0.4	7.3	—	7.7
Current period credit (charge)	(19.1)	(49.1)	(19.1)	0.7	(86.6)
Income tax benefit (expense)	—	11.2	2.8	(0.2)	13.8
Balance at April 30, 2019	$(35.5)	$(40.4)	$(110.0)	$4.1	$(181.8)
Reclassification adjustments	—	2.1	7.4	—	9.5
Current period credit (charge)	(15.0)	(190.7)	(54.8)	(0.4)	(260.9)
Income tax benefit (expense)	—	43.4	10.7	0.1	54.2
Balance at April 30, 2020	$(50.5)	$(185.6)	$(146.7)	$3.8	$(379.0)
(A)The reclassification from accumulated other comprehensive income (loss) to interest expense was related to terminated interest rate contracts. The current period charge in 2020 and 2019 relates to losses on the interest rate contracts entered into in November 2018 and June 2018 that were terminated in 2020. The current period credit in 2018 relates to the gain on the interest rate contract terminated in 2018. For additional information, see Note 10: Derivative Financial Instruments.
(B)Amortization of net losses and prior service costs was reclassified from accumulated other comprehensive income (loss) to other income (expense) – net.
(C)During 2018, we adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allowed us to reclassify the stranded income tax effects resulting from the Tax Act from accumulated other comprehensive income (loss) to retained earnings.

Note 16: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which we settled and paid during the second half of 2019. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2020. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

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
On June 15, 2018, the state agency responsible for administering the Proposition 65 program, the California Office of Environmental Health Hazard Assessment (“OEHHA”), issued a proposed regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The California Court of Appeals granted defendants’ requests to stay the trial on remedies until a final determination was made on OEHHA’s proposed regulation. During the interim period, the California Office of Administrative Law approved the proposed regulation on June 3, 2019, and the regulation went into effect on October 1, 2019. In response to CERT’s objection, the defendants amended their answer to raise the regulation as a complete defense to the claims. CERT unsuccessfully challenged the defendants’ right to assert the regulation as an affirmative defense but continues to challenge the validity of the regulation. During the third quarter of 2020, CERT filed several motions seeking judgment in its favor as a matter of law, and the defendants also filed their own motion. The hearing on the motions has been pushed back until at least July 22, 2020, due to COVID-19. This past quarter, CERT issued discovery requests seeking information regarding acrylamide in coffee flavorings, thereby introducing a new theory into the lawsuit, over the objection of the defendants.
At this stage of the proceedings, prior to and without knowing whether the regulation will stand as a defense or the trial on remedies issues will move forward in light of the challenge, we are unable to predict or reasonably estimate the potential loss or effect on our operations. Accordingly, no loss contingency has been recorded for this matter as of April 30, 2020, as the likelihood of loss is not considered probable or estimable. The trial court has discretion to impose zero penalties against us or to impose significant statutory penalties if the case proceeds. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products, as well as involve substantial expense and operational disruption, which could have a material adverse impact on our financial position, results of operations, or cash flows. Furthermore, a future appellate court decision could reverse the earlier trial court rulings should the regulation be held invalid. The outcome and the financial impact of settlement, the trial, or the appellate court rulings of the case, if any, cannot be predicted at this time.

Note 17: Common Shares
Voting: The Amended Articles of Incorporation (“Articles”) provide that each holder of a common share outstanding is entitled to one vote on each matter submitted to a vote of the shareholders, except for the following specific matters:
•any matter that relates to or would result in the dissolution or liquidation of the Company;
•the adoption of any amendment to the Articles or Amended Regulations, or the adoption of amended Articles, other than the adoption of any amendment or amended Articles that increases the number of votes to which holders of our common shares are entitled or expands the matters to which time-phased voting applies;

•any proposal or other action to be taken by our shareholders relating to any successor plan to the Rights Agreement, dated as of May 20, 2009, between the Company and Computershare Trust Company, N.A, which expired on
June 25, 2018;
•any matter relating to any stock option plan, stock purchase plan, executive compensation plan, executive benefit plan, or other similar plan, arrangement, or agreement;
•the adoption of any agreement or plan of or for the merger, consolidation, or majority share acquisition of us or any of our subsidiaries with or into any other person, whether domestic or foreign, corporate or noncorporate, or the authorization of the lease, sale, exchange, transfer, or other disposition of all, or substantially all, of our assets;
•any matter submitted to our shareholders pursuant to Article Fifth (which relates to procedures applicable to certain business combinations) or Article Seventh (which relates to procedures applicable to certain proposed acquisitions of specified percentages of our outstanding common shares) of the Articles, as they may be further amended, or any issuance of our common shares for which shareholder approval is required by applicable stock exchange rules; and
•any matter relating to the issuance of our common shares or the repurchase of our common shares that the Board determines is required or appropriate to be submitted to our shareholders under the Ohio Revised Code or applicable stock exchange rules.
On the matters listed above, common shares are entitled to 10 votes per share if they meet the requirements set forth in the Articles. Common shares which would be entitled to 10 votes per share must meet one of the following criteria:
•common shares for which there has not been a change in beneficial ownership in the past four years; or
•common shares received through our various equity plans that have not been sold or otherwise transferred.
In the event of a change in beneficial ownership, the new owner of that common share will be entitled to only one vote with respect to that share on all matters until four years pass without a further change in beneficial ownership of the share.
Repurchase Programs: We did not repurchase any common shares under a repurchase plan authorized by the Board during 2020 and 2019. At April 30, 2020, approximately 3.6 million common shares remain available for repurchase pursuant to the Board’s authorizations.

Note 18: Quarterly Results of Operations (Unaudited)

The following tables summarize the unaudited quarterly results of operations for the years ended April 30, 2020 and 2019.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,778.9	$1,957.8	$1,972.3	$2,092.0
Gross profit	699.6	754.0	760.0	788.4
Net income	154.6	211.2	187.4	226.3
Earnings per common share (A):
Net income	$1.36	$1.85	$1.64	$1.98
Net income – assuming dilution	1.36	1.85	1.64	1.98
Dividends declared per common share	0.88	0.88	0.88	0.88

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,902.5	$2,021.5	$2,011.9	$1,902.1
Gross profit	678.2	771.3	773.8	692.4
Net income	133.0	188.5	121.4	71.5
Earnings per common share (A):
Net income	$1.17	$1.66	$1.07	$0.63
Net income – assuming dilution	1.17	1.66	1.07	0.63
Dividends declared per common share	0.85	0.85	0.85	0.85
(A) Annual net income per common share may not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods, primarily due to share repurchases.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2020 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2020. The information required by this Item as to the executive officers of the Company is incorporated herein by reference to Part I, Item 1 in this Annual Report on Form 10-K.
The Board of Directors has adopted a Code of Business Conduct and Ethics, last revised January 2018, which applies to our directors, principal executive officer, and principal financial and accounting officer. The Board of Directors has adopted charters for each of the Audit, Executive Compensation, and Nominating, Governance, and Corporate Responsibility committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on our website (investors.jmsmucker.com/governance-documents).
Item 11. Executive Compensation.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Corporate Governance” and “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2020.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2020.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:
See the Index to Financial Statements on page 36 of this Annual Report on Form 10-K.
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

3.1	Amended Articles of Incorporation of The J. M. Smucker Company
3.2	Amended Regulations of the J. M. Smucker Company (as Amended January 17, 2020)
4.1	Description of Capital Stock
4.2	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association
4.3	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the guarantors party thereto, and U.S. Bank National Association
4.4	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee
4.5	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.6	Second Supplemental Indenture, dated as of December 7, 2017, between the Company and U.S. Bank National Association, as trustee
4.7	Third Supplemental Indenture, dated as of March 9, 2020, between the Company and U.S. Bank National Association.
4.8	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among the administrative agents and other parties identified therein
10.1	Nonemployee Director Stock Plan dated January 1, 1997*
10.2	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*
10.3	The J. M. Smucker Company Voluntary Deferred Compensation Plan, Amended and Restated as of December 1, 2012*
10.4	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006*
10.5	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.6	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.7	Form of Restricted Stock Agreement*
10.8	Form of Deferred Stock Units Agreement*
10.9	Form of Special One-Time Grant of Restricted Stock Agreement*
10.10	Form of Restricted Stock Agreement*
10.11	Form of Special One-Time Grant of Restricted Stock Agreement*

Exhibit Number	Exhibit Description
10.12	Form of Special One-Time Grant of Deferred Stock Units Agreement*
10.13	Form of Restricted Stock Agreement*
10.14	Form of Deferred Stock Units Agreement*
10.15	Form of Performance Units Agreement*
10.16	Form of Restricted Stock Agreement*
10.17	Form of Deferred Stock Units Agreement*
10.18	Form of Deferred Stock Units Agreement*
10.19	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.20	Form of Special One-Time Grant of Restricted Stock Agreement (4-year Cliff Vest)*
10.21	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.22	Form of Special One-Time Grant of Restricted Stock Agreement (Age 60 Vest)*
10.23	Form of Performance Units Agreement*
10.24	Form of Nonstatutory Stock Option Agreement*
10.25	Form of Nonstatutory Stock Option Agreement*
10.26	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (three-year vesting)*
10.27	Employment Offer, dated February 28, 2020, between the Company and John P. Brase*
10.28	Separation Agreement, effective as of January 4, 2020, between the Company and Kevin G. Jackson*
10.29	Separation Agreement, effective as of January 10, 2020, between the Company and David J. Lemmon*
10.30	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007)*
10.31	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014)*
10.32	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, Restated Effective May 1, 2015*
10.33	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*
10.34	Amendment No. 2 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of May 1, 2017*
10.35	The J. M. Smucker Company Restoration Plan, Amended and Restated Effective January 1, 2013*
10.36	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015*
10.37	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*
10.38	Amendment No. 3 to The J. M. Smucker Company Restoration Plan, dated as of January 1, 2017*
10.39	The J. M. Smucker Company Executive Severance Plan*
10.40	Form of Amended and Restated Change in Control Severance Agreement between the Company and the Officer party thereto*
10.41	Form of Indemnity Agreement between the Company and the Officer party thereto*
10.42	The J. M. Smucker Company 1998 Equity and Performance Incentive Plan (Amended and Restated Effective June 6, 2005)*
10.43	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and the Company, dated November 6, 2008
10.44	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008
10.45
Revolving Credit Agreement, dated as of September 1, 2017, by and among the Company, Smucker Foods of Canada Corp., a federally incorporated Canadian corporation, Bank of America, N.A., as administrative agent, and the several financial institutions from time to time party thereto

Exhibit Number	Exhibit Description
10.46
Amendment No. 1 to Credit Agreement dated as of April 27, 2018, to the Revolving Credit Agreement, dated as of September 1, 2017, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders party thereto, and Bank of America, N.A., as administrative agent

10.47	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
10.48	Term Loan Credit Agreement, dated as of April 27, 2018, among the Company, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent
10.49
Amendment No. 1 to Credit Agreement dated as of November 14, 2019, to the Term Loan Credit Agreement, dated as of April 27, 2018, among the Company, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended April 30, 2020, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2020	The J. M. Smucker Company
/s/ Tucker H. Marshall
	By:	Tucker H. Marshall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Mark T. Smucker	President and Chief Executive Officer and Director (Principal Executive Officer)	June 19, 2020
/s/ Tucker H. Marshall
Tucker H. Marshall	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 19, 2020
*
Timothy P. Smucker	Chairman Emeritus	June 19, 2020
*
Richard K. Smucker	Executive Chairman	June 19, 2020
*
Kathryn W. Dindo	Director	June 19, 2020
*
Paul J. Dolan	Director	June 19, 2020
*
Jay L. Henderson	Director	June 19, 2020
*
Gary A. Oatey	Director	June 19, 2020
*
Kirk L. Perry	Director	June 19, 2020
*
Sandra Pianalto	Director	June 19, 2020
*
Nancy Lopez Russell	Director	June 19, 2020
*
Alex Shumate	Director	June 19, 2020
*
Dawn C. Willoughby	Director	June 19, 2020

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 19, 2020		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen Attorney-in-Fact