Form 10-Q
period 2020-07-31
J M SMUCKER Co
filed 2020-08-25
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 114,073,840 common shares outstanding on August 18, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2020	2019
Net sales	$1,971.8	$1,778.9
Cost of products sold	1,196.4	1,079.3
Gross Profit	775.4	699.6
Selling, distribution, and administrative expenses	357.5	380.5
Amortization	59.6	58.8
Other special project costs (A)	—	3.3
Other operating expense (income) – net	(2.8)	(0.6)
Operating Income	361.1	257.6
Interest expense – net	(46.1)	(49.4)
Other income (expense) – net	(1.4)	(1.5)
Income Before Income Taxes	313.6	206.7
Income tax expense	76.6	52.1
Net Income	$237.0	$154.6
Earnings per common share:
Net Income	$2.08	$1.36
Net Income – Assuming Dilution	$2.08	$1.36
(A) Other special project costs includes integration and restructuring costs. For more information, see Note 3: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2020	2019
Net income	$237.0	$154.6
Other comprehensive income (loss):
Foreign currency translation adjustments	12.9	4.5
Cash flow hedging derivative activity, net of tax	2.6	(40.8)
Pension and other postretirement benefit plans activity, net of tax	1.7	1.1
Available-for-sale securities activity, net of tax	0.9	0.3
Total Other Comprehensive Income (Loss)	18.1	(34.9)
Comprehensive Income	$255.1	$119.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	July 31, 2020	April 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$396.6	$391.1
Trade receivables – net	497.6	551.4
Inventories:
Finished products	615.8	563.5
Raw materials	379.2	331.8
Total Inventory	995.0	895.3
Other current assets	95.6	134.9
Total Current Assets	1,984.8	1,972.7
Property, Plant, and Equipment
Land and land improvements	130.9	129.5
Buildings and fixtures	986.4	977.9
Machinery and equipment	2,434.6	2,398.3
Construction in progress	217.5	232.6
Gross Property, Plant, and Equipment	3,769.4	3,738.3
Accumulated depreciation	(1,820.8)	(1,768.9)
Total Property, Plant, and Equipment	1,948.6	1,969.4
Other Noncurrent Assets
Operating lease right-of-use assets	138.3	148.4
Goodwill	6,310.7	6,304.5
Other intangible assets – net	6,371.6	6,429.0
Other noncurrent assets	148.3	146.4
Total Other Noncurrent Assets	12,968.9	13,028.3
Total Assets	$16,902.3	$16,970.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$780.6	$782.0
Accrued trade marketing and merchandising	188.3	167.5
Current portion of long-term debt	399.8	—
Short-term borrowings	296.0	248.0
Current operating lease liabilities	35.9	36.5
Other current liabilities	372.5	353.1
Total Current Liabilities	2,073.1	1,587.1
Noncurrent Liabilities
Long-term debt, less current portion	4,672.8	5,373.3
Deferred income taxes	1,353.9	1,351.6
Noncurrent operating lease liabilities	112.5	120.0
Other noncurrent liabilities	344.8	347.5
Total Noncurrent Liabilities	6,484.0	7,192.4
Total Liabilities	8,557.1	8,779.5
Shareholders’ Equity
Common shares	28.5	29.0
Additional capital	5,795.3	5,794.1
Retained income	2,882.3	2,746.8
Accumulated other comprehensive income (loss)	(360.9)	(379.0)
Total Shareholders’ Equity	8,345.2	8,190.9
Total Liabilities and Shareholders’ Equity	$16,902.3	$16,970.4
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2020	2019
Operating Activities
Net income	$237.0	$154.6
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	54.1	50.8
Amortization	59.6	58.8
Share-based compensation expense	5.9	6.2
Other noncash adjustments – net	3.8	0.2
Changes in assets and liabilities:
Trade receivables	55.1	30.4
Inventories	(98.5)	(102.1)
Other current assets	0.3	6.4
Accounts payable	41.1	(61.0)
Accrued liabilities	7.1	63.6
Income and other taxes	43.4	21.8
Other – net	0.1	(8.2)
Net Cash Provided by (Used for) Operating Activities	409.0	221.5
Investing Activities
Additions to property, plant, and equipment	(76.6)	(73.0)
Other – net	27.4	20.9
Net Cash Provided by (Used for) Investing Activities	(49.2)	(52.1)
Financing Activities
Short-term borrowings (repayments) – net	47.8	(130.0)
Repayments of long-term debt	(300.0)	—
Quarterly dividends paid	(100.1)	(96.5)
Purchase of treasury shares	(4.6)	(2.9)
Proceeds from stock option exercises	—	7.0
Other – net	(0.4)	(0.2)
Net Cash Provided by (Used for) Financing Activities	(357.3)	(222.6)
Effect of exchange rate changes on cash	3.0	0.7
Net increase (decrease) in cash and cash equivalents	5.5	(52.5)
Cash and cash equivalents at beginning of period	391.1	101.3
Cash and Cash Equivalents at End of Period	$396.6	$48.8
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended July 31, 2020
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2020	114,072,726	$29.0	$5,794.1	$2,746.8	$(379.0)	$8,190.9
Net income				237.0		237.0
Other comprehensive income (loss)					18.1	18.1
Comprehensive income						255.1
Purchase of treasury shares	(42,194)	—	(5.5)	0.9		(4.6)
Stock plans	56,910	—	6.2			6.2
Cash dividends declared, $0.90 per common share				(102.4)		(102.4)
Other		(0.5)	0.5	—		—
Balance at July 31, 2020	114,087,442	$28.5	$5,795.3	$2,882.3	$(360.9)	$8,345.2

	Three months ended July 31, 2019
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2019	113,742,296	$28.9	$5,755.8	$2,367.6	$(181.8)	$7,970.5
Net income				154.6		154.6
Other comprehensive income (loss)					(34.9)	(34.9)
Comprehensive income						119.7
Purchase of treasury shares	(22,793)	—	(2.7)	(0.2)		(2.9)
Stock plans	330,289	0.1	20.4			20.5
Cash dividends declared, $0.88 per common share				(100.1)		(100.1)
Other				—		—
Balance at July 31, 2019	114,049,792	$29.0	$5,773.5	$2,421.9	$(216.7)	$8,007.7
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
Operating results for the three months ended July 31, 2020, are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2020.
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

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial and adds new, as well as clarifies certain other, disclosure requirements. ASU 2018-14 was effective for us on May 1, 2020. It did not impact our interim disclosures and we do not anticipate a material impact on our annual disclosures.
Note 3: Integration and Restructuring Costs
Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain acquisition or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. These integration and restructuring costs are not allocated to segment profit and are reported in other special project costs in the Condensed Statement of Consolidated Income. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Integration Costs: As of April 30, 2020, integration of the Ainsworth Pet Nutrition, LLC (“Ainsworth”) acquisition was considered complete. We incurred total integration costs of $48.6 related to the acquisition, of which $4.7 were noncash charges. Noncash charges primarily consisted of accelerated depreciation. While we did not incur any costs during the three months ended July 31, 2020, we incurred integration costs of $3.3 during the three months ended July 31, 2019, primarily consisting of other transition and termination costs. The obligation related to severance costs and retention bonuses was $0.4 and $0.5 at July 31, 2020, and April 30, 2020, respectively.

Note 4: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. Effective during the first quarter of 2021, the presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable. As a result of recent leadership changes, these operating segments are now being managed and reported separately, and no longer represent a reportable segment for segment reporting purposes. Prior year segment results have not been modified, as the combination of these operating segments represents the previously reported International and Away From Home reportable segment.
The U.S. Retail Pet Foods segment primarily includes the domestic sales of Rachael Ray® Nutrish®, Meow Mix®, Milk-Bone®, 9Lives®, Kibbles ’n Bits®, Natural Balance®, Pup-Peroni®, and Nature’s Recipe® branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’ Donuts®, and Café Bustelo® branded coffee; and the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s®, Jif®, and Crisco® branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
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

	Three Months Ended July 31,
	2020	2019
Net sales:
U.S. Retail Pet Foods	$692.6	$669.9
U.S. Retail Coffee	570.9	465.7
U.S. Retail Consumer Foods	489.2	402.2
International and Away From Home	219.1	241.1
Total net sales	$1,971.8	$1,778.9
Segment profit:
U.S. Retail Pet Foods	$125.3	$120.1
U.S. Retail Coffee	182.6	128.9
U.S. Retail Consumer Foods	131.5	81.0
International and Away From Home	30.9	32.3
Total segment profit	$470.3	$362.3
Amortization	(59.6)	(58.8)
Interest expense – net	(46.1)	(49.4)
Unallocated derivative gains (losses)	16.2	29.0
Other special project costs (A)	—	(3.3)
Corporate administrative expenses	(65.8)	(71.6)
Other income (expense) – net	(1.4)	(1.5)
Income before income taxes	$313.6	$206.7
(A)Other special project costs includes integration and restructuring costs. For more information, see Note 3: Integration and Restructuring Costs.

The following table presents certain geographical information.

	Three Months Ended July 31,
	2020	2019
Net sales:
United States	$1,829.7	$1,657.6
International:
Canada	$108.2	$96.8
All other international	33.9	24.5
Total international	$142.1	$121.3
Total net sales	$1,971.8	$1,778.9

The following table presents product category information.

	Three Months Ended July 31,
	2020	2019	Primary Reportable Segment (A)
Coffee	$635.7	$546.7	U.S. Retail Coffee
Dog food	277.7	295.6	U.S. Retail Pet Foods
Cat food	220.0	195.9	U.S. Retail Pet Foods
Pet snacks	212.8	193.2	U.S. Retail Pet Foods
Peanut butter	199.9	177.9	U.S. Retail Consumer Foods
Fruit spreads	104.3	89.2	U.S. Retail Consumer Foods
Frozen handheld	95.5	71.5	U.S. Retail Consumer Foods
Shortening and oils	77.3	51.5	U.S. Retail Consumer Foods
Juices and beverages	33.6	31.2	U.S. Retail Consumer Foods
Portion control	24.0	39.4	Other (B)
Baking mixes and ingredients	23.2	13.7	Other (B)
Other	67.8	73.1	Other (B)
Total net sales	$1,971.8	$1,778.9
(A)The identified primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.
Note 5: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended July 31,
	2020	2019
Net income	$237.0	$154.6
Less: Net income allocated to participating securities	1.1	0.8
Net income allocated to common stockholders	$235.9	$153.8
Weighted-average common shares outstanding	113.5	113.2
Add: Dilutive effect of stock options	—	0.1
Weighted-average common shares outstanding – assuming dilution	113.5	113.3
Net income per common share	$2.08	$1.36
Net income per common share – assuming dilution	$2.08	$1.36

Note 6: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	July 31, 2020		April 30, 2020
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due October 15, 2021	$750.0	$759.2	$750.0	$761.1
3.00% Senior Notes due March 15, 2022	400.0	398.9	400.0	398.7
3.50% Senior Notes due March 15, 2025	1,000.0	996.2	1,000.0	996.0
3.38% Senior Notes due December 15, 2027	500.0	496.8	500.0	496.7
2.38 % Senior Notes due March 15, 2030	500.0	495.3	500.0	495.2
4.25% Senior Notes due March 15, 2035	650.0	644.0	650.0	643.9
4.38% Senior Notes due March 15, 2045	600.0	586.7	600.0	586.5
3.55% Senior Notes due March 15, 2050	300.0	295.7	300.0	295.7
Term Loan Credit Agreement due May 14, 2021	400.0	399.8	700.0	699.5
Total long-term debt	$5,100.0	$5,072.6	$5,400.0	$5,373.3
Current portion of long-term debt	400.0	399.8	—	—
Total long-term debt, less current portion	$4,700.0	$4,672.8	$5,400.0	$5,373.3
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
In April 2018, we entered into a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or London Interbank Offered Rate (“LIBOR”), based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of July 31, 2020, we have prepaid $1.1 billion on the Term Loan to date, including $300.0 in the first quarter of 2021. The interest rate on the Term Loan at July 31, 2020, was 0.97 percent.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at July 31, 2020, or April 30, 2020.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2020, and April 30, 2020, we had $296.0 and $248.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 0.25 percent and 0.40 percent, respectively.
Interest paid totaled $10.2 and $21.6 for the three months ended July 31, 2020 and 2019, respectively. This differs from interest expense due to the timing of interest payments, amortization of debt issuance costs and discounts, effect of interest rate contracts, capitalized interest, and payment of other debt fees.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.

Note 7: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2020	2019	2020	2019
Service cost	$0.5	$0.4	$0.5	$0.5
Interest cost	4.6	5.2	0.4	0.6
Expected return on plan assets	(6.1)	(6.0)	—	—
Amortization of net actuarial loss (gain)	3.3	2.0	—	(0.1)
Amortization of prior service cost (credit)	0.2	0.2	(0.3)	(0.3)
Net periodic benefit cost	$2.5	$1.8	$0.6	$0.7

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

In 2020, we terminated interest rate contracts concurrent with the pricing of the Senior Notes due March 15, 2030, and March 15, 2050. They were designated as cash flow hedges and were used to manage our exposure to interest rate volatility associated with the anticipated debt financing. The termination resulted in a pre-tax loss of $239.8, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-

term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. To date, we have recognized $43.3 of the gain, of which $2.2 and $2.0 was recognized during the three months ended July 31, 2020 and 2019, respectively. The remaining gain will be recognized as follows: $6.2 through the remainder of 2021 and $4.0 in 2022.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2020
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$20.4	$17.6	$0.1	$—
Foreign currency exchange contracts	0.5	1.3	—	—
Total derivative instruments	$20.9	$18.9	$0.1	$—

	April 30, 2020
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$14.7	$33.2	$—	$—
Foreign currency exchange contracts	2.4	0.1	—	—
Total derivative instruments	$17.1	$33.3	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At July 31, 2020, and April 30, 2020, we maintained cash margin account balances of $15.6 and $43.2, respectively, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.
Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $46.1 and $49.4 for the three months ended July 31, 2020 and 2019, respectively. The following table presents information on the pre-tax gains and losses recognized on terminated interest rate contracts that were designated as cash flow hedges.

	Three Months Ended July 31,
	2020	2019
Gains (losses) recognized in other comprehensive income (loss)	$—	$(53.0)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense	(3.4)	(0.1)
Change in accumulated other comprehensive income (loss)	$3.4	$(52.9)
Included as a component of accumulated other comprehensive income (loss) at July 31, 2020, and April 30, 2020, were deferred net pre-tax losses of $237.7 and $241.1, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at July 31, 2020, and April 30, 2020, was $54.7 and $55.5, respectively. Approximately $13.9 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2020	2019
Gains (losses) on commodity contracts	$11.4	$12.6
Gains (losses) on foreign currency exchange contracts	(2.3)	(1.0)
Total gains (losses) recognized in cost of products sold	$9.1	$11.6
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

	Three Months Ended July 31,
	2020	2019
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$9.1	$11.6
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(7.1)	(17.4)
Unallocated derivative gains (losses)	$16.2	$29.0
The net cumulative unallocated derivative losses were $16.7 and $32.9 at July 31, 2020, and April 30, 2020, respectively.
The following table presents the gross notional value of outstanding derivative contracts.

	July 31, 2020	April 30, 2020
Commodity contracts	$679.5	$890.1
Foreign currency exchange contracts	74.3	65.6

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2020		April 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$39.3	$39.3	$38.6	$38.6
Derivative financial instruments – net	2.1	2.1	(16.2)	(16.2)
Total long-term debt	(5,072.6)	(5,659.7)	(5,373.3)	(5,740.6)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2020
Marketable securities and other investments: (A)
Equity mutual funds	$9.3	$—	$—	$9.3
Municipal obligations	—	24.6	—	24.6
Money market funds	5.4	—	—	5.4
Derivative financial instruments: (B)
Commodity contracts – net	2.4	0.5	—	2.9
Foreign currency exchange contracts – net	(0.2)	(0.6)	—	(0.8)
Total long-term debt (C)	(5,255.6)	(404.1)	—	(5,659.7)
Total financial instruments measured at fair value	$(5,238.7)	$(379.6)	$—	$(5,618.3)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2020
Marketable securities and other investments: (A)
Equity mutual funds	$8.7	$—	$—	$8.7
Municipal obligations	—	24.2	—	24.2
Money market funds	5.7	—	—	5.7
Derivative financial instruments: (B)
Commodity contracts – net	(18.3)	(0.2)	—	(18.5)
Foreign currency exchange contracts – net	0.2	2.1	—	2.3
Total long-term debt (C)	(5,032.0)	(708.6)	—	(5,740.6)
Total financial instruments measured at fair value	$(5,035.7)	$(682.5)	$—	$(5,718.2)

(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2020, our municipal obligations are scheduled to mature as follows: $1.0 in 2021, $1.6 in 2022, $3.5 in 2024, and the remaining $18.5 in 2025 and beyond. We do not have any municipal obligations scheduled to mature in 2023.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. For additional information, see Note 8: Derivative Financial Instruments.
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
Although the majority of our right-of-use asset and lease liability balances consist of leases with renewal options, these optional periods do not typically impact the lease term as we are not reasonably certain to exercise them. Certain leases also include termination provisions or options to purchase the leased property. Since we are not reasonably certain to exercise these types of options, minimum lease payments do not include any amounts related to these termination or purchase options. Our lease agreements generally do not contain residual value guarantees or restrictive covenants that are material.

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
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2020	April 30, 2020
Operating lease right-of-use assets	$138.3	$148.4
Operating lease liabilities:
Current operating lease liabilities	$35.9	$36.5
Noncurrent operating lease liabilities	112.5	120.0
Total operating lease liabilities	$148.4	$156.5

Finance lease right-of-use assets:
Machinery and equipment	$10.2	$11.6
Accumulated depreciation	(4.9)	(5.9)
Total property, plant, and equipment	$5.3	$5.7
Finance lease liabilities:
Other current liabilities	$2.1	$2.2
Other noncurrent liabilities	3.2	3.5
Total finance lease liabilities	$5.3	$5.7
The following table summarizes the components of lease expense.

	Three Months Ended July 31,
	2020	2019
Operating lease cost	$11.3	$12.4
Finance lease cost:
Amortization of right-of-use assets	0.6	0.8
Interest on lease liabilities	0.1	0.1
Variable lease cost	5.6	6.3
Short-term lease cost	9.0	7.7
Sublease income	(1.5)	(0.8)
Net lease cost	$25.1	$26.5
The following table sets forth cash flow and noncash information related to leases.

	Three Months Ended July 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.4	$13.1
Operating cash flows from finance leases	—	0.1
Financing cash flows from finance leases	0.9	0.7
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	—	—
Finance leases	0.3	0.5

The following table summarizes the maturity of our lease liabilities by fiscal year.

	July 31, 2020
	Operating Leases	Finance Leases
2021 (remainder of the year)	$30.2	$1.8
2022	37.1	1.7
2023	34.4	1.0
2024	22.8	0.7
2025	14.8	0.3
2026 and beyond	20.1	0.1
Total undiscounted minimum lease payments	$159.4	$5.6
Less: Imputed interest	11.0	0.3
Lease liabilities	$148.4	$5.3
The following table sets forth the weighted average remaining lease term and discount rate.

	July 31, 2020	April 30, 2020
Weighted average remaining lease term (in years):
Operating leases	4.6	4.7
Finance leases	3.2	3.4

Weighted average discount rate:
Operating leases	3.1%	3.1%
Finance leases	2.9%	2.9%

Note 11: Income Taxes
The effective tax rates for the three months ended July 31, 2020 and 2019, were 24.4 and 25.2 percent, respectively. During the three months ended July 31, 2020 and 2019, the effective tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $2.6, primarily as a result of expiring statute of limitations periods.
As of July 31, 2020, the undistributed earnings of our foreign subsidiaries remain permanently reinvested.
During 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, which included rollbacks of certain provision of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) . While these specific rollbacks did not impact us, future legislative actions in response to the novel coronavirus (“COVID-19”) could further modify provisions of the Tax Act, and such changes will need to be analyzed for their respective impacts on our income taxes at that time.

Note 12: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2020	$(50.5)	$(185.6)	$(146.7)	$3.8	$(379.0)
Reclassification adjustments	—	3.4	2.2	—	5.6
Current period credit (charge)	12.9	—	—	1.1	14.0
Income tax benefit (expense)	—	(0.8)	(0.5)	(0.2)	(1.5)
Balance at July 31, 2020	$(37.6)	$(183.0)	$(145.0)	$4.7	$(360.9)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2019	$(35.5)	$(40.4)	$(110.0)	$4.1	$(181.8)
Reclassification adjustments	—	0.1	1.4	—	1.5
Current period credit (charge)	4.5	(53.0)	—	0.4	(48.1)
Income tax benefit (expense)	—	12.1	(0.3)	(0.1)	11.7
Balance at July 31, 2019	$(31.0)	$(81.2)	$(108.9)	$4.4	$(216.7)

(A)The reclassification from accumulated other comprehensive income (loss) to interest expense was related to terminated interest rate contracts. The current period charge in 2020 relates to losses on the interest rate contracts entered into in November 2018 and June 2018 that were terminated in 2020. For additional information, see Note 8: Derivative Financial Instruments.
(B)Amortization of net losses and prior service costs was reclassified from accumulated other comprehensive income (loss) to other income (expense) – net.
Note 13: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during the second half of 2019. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2020. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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
On June 15, 2018, the state agency responsible for administering the Proposition 65 program, the California Office of Environmental Health Hazard Assessment (“OEHHA”), issued a proposed regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The California Court of Appeals granted the defendants’ requests to stay the trial on remedies until a final determination was made on OEHHA’s proposed regulation. During the interim period, the California Office of Administrative Law approved the proposed regulation on June 3, 2019, and the regulation went into effect on October 1, 2019. In response to CERT’s objection, the defendants amended their answer to raise the regulation as a complete defense to the claims. CERT unsuccessfully challenged the defendants’ right to assert the regulation as an affirmative defense but continues to challenge the validity of the regulation. During the third quarter of 2020, CERT filed several motions seeking judgment in its favor as a matter of law, and the defendants also filed their own motion. On July 15, 2020, and August 10, 2020, seven of CERT’s motions were denied, and the remainder of the pending motions, including the defendants motion for summary judgement, were rescheduled for hearing on August 25, 2020, due to COVID-19.
At this stage of the proceedings, prior to and without knowing whether the regulation will stand as a defense or the trial on remedies issues will move forward in light of the challenge, we are unable to predict or reasonably estimate the potential loss or effect on our operations. Accordingly, no loss contingency has been recorded for this matter as of July 31, 2020, as the likelihood of loss is not considered probable or estimable. The trial court has discretion to impose zero penalties against us or to impose significant statutory penalties if the case proceeds. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products, as well as involve substantial expense and operational disruption, which could have a material adverse impact on our financial position, results of operations, or cash flows. Furthermore, a future appellate court decision could reverse the earlier trial court rulings should the regulation be held invalid. The outcome and the financial impact of settlement, the trial, or the appellate court rulings of the case, if any, cannot be predicted at this time.
Note 14: Common Shares
The following table sets forth common share information.

	July 31, 2020	April 30, 2020
Common shares authorized	300.0	300.0
Common shares outstanding	114.1	114.1
Treasury shares	32.4	32.4
Repurchase Program: During the three months ended July 31, 2020 and 2019, we did not repurchase any common shares under a repurchase plan authorized by the Board of Directors (the “Board”). Share repurchases during the three months ended July 31, 2020 and 2019, consisted of shares repurchased from stock plan recipients in lieu of cash payments. At July 31, 2020, approximately 3.6 million common shares remain available for repurchase pursuant to the Board’s authorizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three months ended July 31, 2020 and 2019. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
We are the owner of all trademarks referenced herein, except for the following, which are used under license: Dunkin’TM and Dunkin’ Donuts are trademarks of DD IP Holder LLC, and Rachael Ray is a trademark of Ray Marks II LLC. The Dunkin’ and Dunkin’ Donuts brands are licensed to us for packaged coffee products, including K-Cup® pods, sold in retail channels such as grocery stores, mass merchandisers, club stores, e-commerce, and drug stores. All references to Dunkin’ in this Quarterly Report on Form 10-Q are deemed to include the Dunkin’ and Dunkin’ Donuts trademarks. Information in this document does not pertain to products for sale in Dunkin’ restaurants. K-Cup® is a trademark of Keurig Green Mountain, Inc., used with permission.
COVID-19
The continued spread of COVID-19 throughout the United States and the international community has had, and will continue to have, an impact on financial markets, economic conditions, and portions of our business and industry.

During the first quarter of 2021, many state governments began a phased reopening of their economies. These phased approaches include limited foodservice offerings, outdoor dining, travel, and the reopening of certain retail establishments, among others, while adhering to new guidelines and enhanced safety measures, such as physical distancing and face mask protocols. However, certain states have delayed or reversed plans to reopen their economies as new cases of COVID-19 and related illnesses continue to rise. In general, consumers continue to stay at home as a precaution due to the sustained increase in new cases, and as a result, at-home food consumption and consumer demand remains high.

In June, we commenced a phased approach to reopen our corporate headquarters in Orrville, Ohio, with increased safety protocols. However, occupancy levels remain low as the majority of our office-based employees continue to work remotely where possible, and we continue to monitor the latest public health and government guidance related to COVID-19. We have crisis management teams in place at all of our facilities, which are monitoring the continually evolving situation and implementing risk mitigation actions as necessary. To date, there has been minimal disruption in our supply chain network, including the supply of our ingredients, packaging, or other sourced materials, although it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety and business continuity and maximize product availability. We have increased production at all of our facilities and expanded the availability of appointments at distribution centers. All of our production operations remain open and none have experienced significant disruptions or labor reductions related to COVID-19. Furthermore, we have implemented measures to allocate order volumes to ensure a consistent supply across our retail partners during this period of high demand.

We continued to experience an increase in orders during the first quarter of 2021, primarily across our U.S. Retail Coffee and U.S. Retail Consumer Foods segments, in response to the increased consumer demand for our products related to the elevated at-home consumption. The continued increase in consumer demand may slow in the coming months as consumer purchasing behavior may change as a result of the length and severity of the pandemic, duration of physical distancing requirements, stay-at-home orders, and macroeconomic implications. However, during the first quarter of 2021, consumer demand and customer orders for the U.S. Retail Coffee and U.S Retail Consumer Foods segments remain elevated compared to historical comparison periods. We have also experienced a decline in products sold in the away from home channels as a result of COVID-19, which has negatively impacted our net sales in our Away From Home operating segment, and we expect COVID-19 to continue to adversely affect our net sales while government restrictions and physical distancing measures are in place. However, as certain states have begun to reopen their economies, our net sales for the away from home channels has improved compared to the initial months of the pandemic and relative to our initial expectations. The impact of COVID-19 remains uncertain and ultimately will be dictated by the length and severity of the pandemic; the federal, state, and local government actions taken in response; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, consolidated results of operations, financial condition, and liquidity.

Results of Operations

	Three Months Ended July 31,
	2020	2019	% Increase (Decrease)
Net sales	$1,971.8	$1,778.9	11%
Gross profit	$775.4	$699.6	11
% of net sales	39.3%	39.3%
Operating income	$361.1	$257.6	40
% of net sales	18.3%	14.5%
Net income:
Net income	$237.0	$154.6	53
Net income per common share – assuming dilution	$2.08	$1.36	53
Adjusted gross profit (A)	$759.2	$670.6	13
% of net sales	38.5%	37.7%
Adjusted operating income (A)	$404.5	$290.7	39
% of net sales	20.5%	16.3%
Adjusted income: (A)
Income	$270.0	$179.7	50
Earnings per share – assuming dilution	$2.37	$1.58	50
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales
Net sales in the first three months of 2021 increased $192.9, or 11 percent, driven by favorable volume/mix across all of our retail businesses, supported by increased at-home consumption for the U.S. Retail Coffee and U.S. Retail Consumer Foods segments. The retail business growth was partially offset by unfavorable volume/mix for the Away From Home operating segment.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2020	2019
Gross profit	39.3%	39.3%
Selling, distribution, and administrative expenses:
Marketing	6.2%	7.5%
Selling	3.3	3.9
Distribution	3.5	3.6
General and administrative	5.1	6.5
Total selling, distribution, and administrative expenses	18.1%	21.4%
Amortization	3.0	3.3
Other special project costs	—	0.2
Other operating expense (income) – net	(0.1)	—
Operating income	18.3%	14.5%
Amounts may not add due to rounding.
Gross profit increased $75.8, or 11 percent, in the first quarter of 2021, primarily driven by favorable volume/mix and lower costs, partially offset by an unfavorable change in derivative gains and losses as compared to the prior year. Operating income increased $103.5, or 40 percent, primarily reflecting the increase in gross profit and a $23.0 decrease in selling, distribution, and administrative (“SD&A”) expenses.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, integration and restructuring costs, and unallocated gains and losses on commodity and foreign currency exchange derivatives. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) increased $88.6, or 13 percent, in the first quarter of 2021, reflecting the exclusion of unallocated derivative gains and losses, as compared to GAAP gross profit. Operating income excluding non-GAAP adjustments (“adjusted operating income”) increased $113.8, or 39 percent, as compared to the prior year.
Interest Expense

Net interest expense decreased $3.3, or 7 percent, in the first quarter of 2021, primarily as a result of a decrease in interest rates and reduced debt outstanding, as compared to the prior year, partially offset by interest expense related to interest rate contracts terminated in the fourth quarter of 2020.
Income Taxes
Income taxes increased $24.5, or 47 percent, in the first quarter of 2021, due to the increase in income before income taxes and partially offset by a lower effective tax rate of 24.4 percent, compared to 25.2 percent for the first quarter of 2020. During both the current and prior years, the effective tax rates varied from the U.S. statutory tax rate of 21.0 percent, primarily due to the impact of state income taxes. We anticipate a full-year effective tax rate for 2021 of approximately 24.0 percent. For further information, refer to Note 11: Income Taxes.
Segment Results
We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. Effective during the first quarter of 2021, the presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable. As a result of recent leadership changes, these operating segments are now being managed and reported separately, and no longer represent a reportable segment for segment reporting purposes. Prior year segment results have not been modified, as the combination of these operating segments represents the previously reported International and Away From Home reportable segment.
The U.S. Retail Pet Foods segment primarily includes the domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone, 9Lives, Kibbles ’n Bits, Natural Balance, Pup-Peroni, and Nature’s Recipe branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; and the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s, Jif, and Crisco branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).

	Three Months Ended July 31,
	2020	2019	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$692.6	$669.9	3%
U.S. Retail Coffee	570.9	465.7	23
U.S. Retail Consumer Foods	489.2	402.2	22
International and Away From Home	219.1	241.1	(9)
Segment profit:
U.S. Retail Pet Foods	$125.3	$120.1	4%
U.S. Retail Coffee	182.6	128.9	42
U.S. Retail Consumer Foods	131.5	81.0	62
International and Away From Home	30.9	32.3	(4)
Segment profit margin:
U.S. Retail Pet Foods	18.1%	17.9%
U.S. Retail Coffee	32.0	27.7
U.S. Retail Consumer Foods	26.9	20.1
International and Away From Home	14.1	13.4
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales increased $22.7 in the first quarter of 2021, primarily reflecting favorable volume/mix, which contributed 5 percentage points to net sales. The favorable volume/mix was driven by growth for 9Lives and Meow Mix cat food and Milk-Bone dog snacks, partially offset by declines for Natural Balance, Nature’s Recipe, and private label dog food. Lower net price realization reduced net sales by 2 percentage points, primarily reflecting increased trade spend for dog food and cat food. Segment profit increased $5.2, driven by lower manufacturing costs, the favorable volume/mix, and lower SD&A expenses, partially offset by lower pricing.
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $105.2 in the first quarter of 2021, reflecting favorable volume/mix, which contributed 23 percentage points to net sales, primarily related to growth for the Dunkin’ Donuts, Folgers, and Café Bustelo brands. The favorable volume/mix is reflective of elevated at-home consumption and re-stocking of retailer inventory following the surge in consumer demand during the fourth quarter of 2020. Segment profit increased $53.7, primarily due to the favorable volume/mix.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales increased $87.0 in the first quarter of 2021, as favorable volume/mix contributed 19 percentage points to net sales, reflecting growth for the Smucker’s brand, inclusive of Uncrustables® frozen sandwiches and fruit spreads, Crisco oils and shortening, and Jif peanut butter. The favorable volume/mix is reflective of elevated at-home consumption and retailer inventory re-stocking following the surge in consumer demand during the fourth quarter of 2020. Higher net pricing increased net sales by 3 percentage points, primarily attributable to reduced promotional activity for Jif peanut butter and Smucker’s fruit spreads. Segment profit increased $50.5, primarily reflecting the favorable volume/mix, higher net pricing, and lower SD&A expenses.
International and Away From Home
International and Away From Home net sales decreased $22.0 in the first quarter of 2021, primarily reflecting a 33 percent decline for the Away From Home operating segment, partially offset by net sales growth of 21 percent for the International operating segment, most notably for flour and baking ingredients. Unfavorable volume/mix for the combined businesses reduced net sales by 8 percentage points and foreign currency decreased net sales by 1 percentage point. Segment profit decreased $1.4, primarily reflecting higher input costs and the unfavorable volume/mix, partially offset by lower SD&A expenses.

Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At July 31, 2020, total cash and cash equivalents was $396.6, compared to $391.1 at April 30, 2020.
The following table presents selected cash flow information.

	Three Months Ended July 31,
	2020	2019
Net cash provided by (used for) operating activities	$409.0	$221.5
Net cash provided by (used for) investing activities	(49.2)	(52.1)
Net cash provided by (used for) financing activities	(357.3)	(222.6)

Net cash provided by (used for) operating activities	$409.0	$221.5
Additions to property, plant, and equipment	(76.6)	(73.0)
Free cash flow (A)	$332.4	$148.5
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $187.5 increase in cash provided by operating activities in the first quarter of 2021 was primarily driven by lower working capital requirements in 2021, as well as higher net income adjusted for noncash items in the current year. The decrease in cash required to fund working capital, as compared to the prior year, was primarily attributable to lower payments for accounts payable driven by working capital initiatives, inclusive of a supplier financing program entered into during the second half of 2020, as well as a reduction in trade receivables this quarter, due to the timing of sales and payments.
Cash used for investing activities in the first three months of 2021 consisted of $76.6 in capital expenditures, partially offset by a $27.6 decrease in our derivative cash margin account balances. Cash used for investing activities in the first three months of 2020 consisted of $73.0 in capital expenditures, partially offset by a $20.9 decrease in our derivative cash margin account balances.
Cash used for financing activities in the first three months of 2021 consisted primarily of long-term debt repayments of $300.0 and dividend payments of $100.1, partially offset by a net increase in short-term borrowings of $47.8. Cash used for financing activities in the first three months of 2020 consisted primarily of a $130.0 net decrease in short-term borrowings and dividend payments of $96.5.
Supplier Financing Program

As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 180 days. During the second half of 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of July 31, 2020, $192.3 of our outstanding payment obligations were elected and sold to a financial institution by participating suppliers. During the first quarter of 2021, we paid $122.1 to a financial institution for payment obligations that were settled through the supplier financing program.

Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during the second half of 2019. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2020. Based on the information known to date, with the exception of the matter discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in CERT v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. As part of a joint defense group organized to defend against the lawsuit, we dispute these claims. Acrylamide is not added to coffee, but is inherently present in all coffee in small amounts (measured in parts per billion) as a byproduct of the coffee bean roasting process. The outcome and the financial impact of the case, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for this matter as of July 31, 2020, as the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant statutory penalties or to add warning labels to any of our products or place warnings in certain locations where our products are sold as a result of Proposition 65, our business and financial results could be adversely impacted, and sales of those products could suffer not only in those locations but elsewhere. For additional information, see Note 13: Contingencies.

Capital Resources
The following table presents our capital structure.

	July 31, 2020	April 30, 2020
Current portion of long-term debt	$399.8	$—
Short-term borrowings	296.0	248.0
Long-term debt, less current portion	4,672.8	5,373.3
Total debt	$5,368.6	$5,621.3
Shareholders’ equity	8,345.2	8,190.9
Total capital	$13,713.8	$13,812.2
In April 2018, we entered into a Term Loan with a syndicate of banks and an available commitment amount of $1.5 billion. The full amount of the Term Loan was drawn on May 14, 2018, to partially finance the Ainsworth acquisition. Borrowings under the Term Loan bear interest on the prevailing U.S. Prime Rate or LIBOR, based on our election, and is payable either on a quarterly basis or at the end of the borrowing term. The Term Loan matures on May 14, 2021, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of July 31, 2020, we have prepaid $1.1 billion on the Term Loan to date, including $300.0 in the first quarter of 2021. The interest rate on the Term Loan at July 31, 2020, was 0.97 percent.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2020, we had $296.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.25 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 6: Debt and Financing Arrangements.
During the first quarter of 2021, we did not repurchase any common shares under a repurchase plan authorized by the Board. At July 31, 2020, approximately 3.6 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our commercial paper program and revolving credit facility, and access to capital markets, will be sufficient to meet our cash requirements for the next 12 months, including the payment of quarterly dividends, principal and interest payments on debt outstanding, and capital expenditures. However, as a result of COVID-19, we may experience an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future, which could affect our financial condition or our ability to fund operations or future investment opportunities.
As of July 31, 2020, total cash and cash equivalents of $85.1 was held by our foreign subsidiaries, primarily in Canada. The undistributed earnings of our foreign subsidiaries remain permanently reinvested.
Non-GAAP Financial Measures
We use non-GAAP financial measures, including: adjusted gross profit, adjusted operating income, adjusted income, adjusted earnings per share, and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board also utilizes certain non-GAAP financial measures as components for measuring performance for incentive compensation purposes.
Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, integration and restructuring costs (“special project costs”), and unallocated gains and losses on commodity and foreign currency exchange derivatives (“unallocated derivative gains and losses”), as well as the related tax impacts of these exclusions. The special project costs in the following table relate to specific integration and restructuring projects, and the unallocated derivative gains and losses reflect the changes in fair value of our commodity and foreign currency exchange contracts. Additionally, income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results can significantly impact our adjusted effective income tax rate.
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
The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure.

	Three Months Ended July 31,
	2020	2019
Gross profit reconciliation:
Gross profit	$775.4	$699.6
Unallocated derivative losses (gains)	(16.2)	(29.0)
Adjusted gross profit	$759.2	$670.6
Operating income reconciliation:
Operating income	$361.1	$257.6
Amortization	59.6	58.8
Unallocated derivative losses (gains)	(16.2)	(29.0)
Other special project costs	—	3.3
Adjusted operating income	$404.5	$290.7
Net income reconciliation:
Net income	$237.0	$154.6
Income tax expense	76.6	52.1
Amortization	59.6	58.8
Unallocated derivative losses (gains)	(16.2)	(29.0)
Other special project costs	—	3.3
Adjusted income before income taxes	$357.0	$239.8
Income taxes, as adjusted	87.0	60.1
Adjusted income	$270.0	$179.7
Weighted-average shares – assuming dilution	114.1	113.9
Adjusted earnings per share – assuming dilution	$2.37	$1.58

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

As of July 31, 2020, there were no material changes to our future contractual obligations as previously reported in our
Annual Report on Form 10-K for the year ended April 30, 2020.
Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2020. There were no material changes to the information previously disclosed.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2020, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, LIBOR, and commercial paper rates in the U.S. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond 2021. We do not anticipate a significant impact to our financial position as a result of this action given our current mix of variable- and fixed-rate debt.
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
In 2020, we terminated interest rate contracts concurrent with the pricing of the Senior Notes due March 15, 2030, and March 15, 2050. They were designated as cash flow hedges and were used to manage our exposure to interest rate volatility associated with the anticipated debt financing. The termination resulted in a pre-tax loss of $239.8, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt.
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At July 31, 2020, the remaining benefit of $10.2 was recorded as an increase in the long-term debt balance.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at July 31, 2020, would increase the fair value of our long-term debt by $448.9.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2020, are not expected to result in a significant impact on future earnings or cash flows.

We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2020, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the three months ended July 31, 2020. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	July 31, 2020	April 30, 2020
High	$37.6	$37.8
Low	13.6	14.5
Average	25.7	26.9
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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:
•the impact of the COVID-19 pandemic on our business, industry, suppliers, customers, consumers, employees, and communities, particularly with respect to our Away From Home business;
•disruptions or inefficiencies in our operations or supply chain, including any impact of the COVID-19 pandemic;
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
•foreign currency exchange rate and interest rate fluctuations; and
•risks related to other factors described under “Risk Factors” in other reports and statements we have filed with the Securities and Exchange Commission (the “SEC”).
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report on Form 10-Q. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2020 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 13: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2020, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the first quarter of 2021, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2020 - May 31, 2020	245	$108.40	—	3,586,598
June 1, 2020 - June 30, 2020	39,451	108.32	—	3,586,598
July 1, 2020 - July 31, 2020	15,812	108.37	—	3,586,598
Total	55,508	$108.33	—	3,586,598

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d) As of July 31, 2020, there were 3,586,598 common shares remaining available for future repurchase pursuant to the Board’s authorizations.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 30 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 25, 2020	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
10.1	Amendment No. 4 to The J. M. Smucker Company Restoration Plan, dated as of June 17, 2020.*
10.2	Amendment No. 3 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of June 17, 2020.*
10.3	Amendment No. 1 to The J. M. Smucker Company Voluntary Deferred Compensation Plan, dated as of June 17, 2020.*
10.4	Amendment No. 1 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of June 17, 2020.*
10.5	The J. M. Smucker Company Executive Severance Plan.*
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in Inline XBRL

* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.