Form 10-Q
period 2021-01-31
J M SMUCKER Co
filed 2021-02-25
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 109,585,620 common shares outstanding on February 18, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2021	2020	2021	2020
Net sales	$2,076.7	$1,972.3	$6,082.5	$5,709.0
Cost of products sold	1,267.3	1,212.3	3,679.5	3,495.4
Gross Profit	809.4	760.0	2,403.0	2,213.6
Selling, distribution, and administrative expenses	371.7	358.9	1,112.0	1,100.9
Amortization	57.0	58.8	176.1	176.4
Other intangible assets impairment charge	—	52.4	—	52.4
Other special project costs (A)	1.7	3.3	1.7	9.9
Other operating expense (income) – net	(27.2)	(2.4)	(34.9)	(2.4)
Operating Income	406.2	289.0	1,148.1	876.4
Interest expense – net	(43.5)	(45.1)	(134.7)	(143.6)
Other income (expense) – net	(1.2)	(1.4)	(34.8)	(4.5)
Income Before Income Taxes	361.5	242.5	978.6	728.3
Income tax expense	100.0	55.1	249.3	175.1
Net Income	$261.5	$187.4	$729.3	$553.2
Earnings per common share:
Net Income	$2.32	$1.64	$6.42	$4.85
Net Income – Assuming Dilution	$2.32	$1.64	$6.42	$4.85
(A) Other special project costs includes integration and restructuring costs. For more information, see Note 3: Integration and Restructuring Costs.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2021	2020	2021	2020
Net income	$261.5	$187.4	$729.3	$553.2
Other comprehensive income (loss):
Foreign currency translation adjustments	14.2	(2.5)	29.4	2.6
Cash flow hedging derivative activity, net of tax	2.9	(17.4)	8.2	(92.0)
Pension and other postretirement benefit plans activity, net of tax	6.3	1.5	36.7	4.0
Available-for-sale securities activity, net of tax	0.6	0.5	1.2	0.9
Total Other Comprehensive Income (Loss)	24.0	(17.9)	75.5	(84.5)
Comprehensive Income	$285.5	$169.5	$804.8	$468.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	January 31, 2021	April 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$501.5	$391.1
Trade receivables – net	604.9	551.4
Inventories:
Finished products	563.5	563.5
Raw materials	334.4	331.8
Total Inventory	897.9	895.3
Other current assets	74.4	134.9
Total Current Assets	2,078.7	1,972.7
Property, Plant, and Equipment
Land and land improvements	124.0	129.5
Buildings and fixtures	956.1	977.9
Machinery and equipment	2,414.5	2,398.3
Construction in progress	252.7	232.6
Gross Property, Plant, and Equipment	3,747.3	3,738.3
Accumulated depreciation	(1,809.5)	(1,768.9)
Total Property, Plant, and Equipment	1,937.8	1,969.4
Other Noncurrent Assets
Operating lease right-of-use assets	147.9	148.4
Goodwill	6,016.9	6,304.5
Other intangible assets – net	6,099.4	6,429.0
Other noncurrent assets	148.7	146.4
Total Other Noncurrent Assets	12,412.9	13,028.3
Total Assets	$16,429.4	$16,970.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$896.7	$782.0
Accrued trade marketing and merchandising	246.4	167.5
Current portion of long-term debt	755.4	—
Short-term borrowings	166.0	248.0
Current operating lease liabilities	39.2	36.5
Other current liabilities	428.7	353.1
Total Current Liabilities	2,532.4	1,587.1
Noncurrent Liabilities
Long-term debt, less current portion	3,915.3	5,373.3
Deferred income taxes	1,302.9	1,351.6
Noncurrent operating lease liabilities	120.2	120.0
Other noncurrent liabilities	347.0	347.5
Total Noncurrent Liabilities	5,685.4	7,192.4
Total Liabilities	8,217.8	8,779.5
Shareholders’ Equity
Common shares	27.4	29.0
Additional capital	5,591.6	5,794.1
Retained income	2,896.1	2,746.8
Accumulated other comprehensive income (loss)	(303.5)	(379.0)
Total Shareholders’ Equity	8,211.6	8,190.9
Total Liabilities and Shareholders’ Equity	$16,429.4	$16,970.4
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2021	2020
Operating Activities
Net income	$729.3	$553.2
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	161.7	156.7
Amortization	176.1	176.4
Other intangible assets impairment charge	—	52.4
Pension settlement loss (gain)	30.8	—
Share-based compensation expense	20.9	19.8
Gain on divestitures – net	(27.2)	—
Other noncash adjustments – net	11.6	15.9
Changes in assets and liabilities, net of effect from divestitures:
Trade receivables	(50.4)	26.7
Inventories	(50.9)	(48.0)
Other current assets	0.9	7.0
Accounts payable	142.7	12.3
Accrued liabilities	88.7	44.6
Income and other taxes	20.1	(40.9)
Other – net	19.7	(9.0)
Net Cash Provided by (Used for) Operating Activities	1,274.0	967.1
Investing Activities
Additions to property, plant, and equipment	(198.7)	(192.9)
Proceeds from divestitures – net	569.3	—
Other – net	48.5	15.3
Net Cash Provided by (Used for) Investing Activities	419.1	(177.6)
Financing Activities
Short-term borrowings (repayments) – net	(82.4)	(122.6)
Repayments of long-term debt	(700.0)	(400.0)
Quarterly dividends paid	(304.8)	(296.7)
Purchase of treasury shares	(504.1)	(4.3)
Proceeds from stock option exercises	0.7	7.0
Other – net	—	0.5
Net Cash Provided by (Used for) Financing Activities	(1,590.6)	(816.1)
Effect of exchange rate changes on cash	7.9	(0.3)
Net increase (decrease) in cash and cash equivalents	110.4	(26.9)
Cash and cash equivalents at beginning of period	391.1	101.3
Cash and Cash Equivalents at End of Period	$501.5	$74.4
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended January 31, 2021
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2020	114,072,726	$29.0	$5,794.1	$2,746.8	$(379.0)	$8,190.9
Net income				237.0		237.0
Other comprehensive income (loss)					18.1	18.1
Comprehensive income						255.1
Purchase of treasury shares	(42,194)	—	(5.5)	0.9		(4.6)
Stock plans	56,910	—	6.2			6.2
Cash dividends declared, $0.90 per common share				(102.4)		(102.4)
Other		(0.5)	0.5	—		—
Balance at July 31, 2020	114,087,442	$28.5	$5,795.3	$2,882.3	$(360.9)	$8,345.2
Net income				230.8		230.8
Other comprehensive income (loss)					33.4	33.4
Comprehensive income						264.2
Purchase of treasury shares	(14,769)	—	(1.7)	0.1		(1.6)
Stock plans	24,588	—	9.5			9.5
Cash dividends declared, $0.90 per common share				(102.3)		(102.3)
Balance at October 31, 2020	114,097,261	$28.5	$5,803.1	$3,010.9	$(327.5)	$8,515.0
Net income				261.5		261.5
Other comprehensive income (loss)					24.0	24.0
Comprehensive income						285.5
Purchase of treasury shares	(4,301,631)	(1.1)	(219.0)	(277.8)		(497.9)
Stock plans	(6,480)	—	7.5			7.5
Cash dividends declared, $0.90 per common share				(98.5)		(98.5)
Balance at January 31, 2021	109,789,150	$27.4	$5,591.6	$2,896.1	$(303.5)	$8,211.6
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended January 31, 2020
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
Operating results for the nine months ended January 31, 2021, are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2020.
Note 2: Recently Issued Accounting Standards
In November 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to modernize and simplify Management’s Discussion and Analysis and certain financial disclosure requirements. These updates reflect a continued principles-based disclosure approach, similar to the standards released earlier in the year. We will be required to apply these amendments for 2022, with early adoption permitted. We do not anticipate that the adoption of these amendments will have a material impact on our disclosures.
In August 2020, the SEC adopted the final rule under SEC Release No. 33-10825, Modernization of Regulation S-K Items 101, 103, and 105, to modernize certain disclosure requirements for the description of business, legal proceedings, and risk factors. These updates are part of the SEC’s broader disclosure effectiveness initiative and reflect a principles-based, registrant-specific approach to disclosure, intended to improve the content and simplify compliance for registrants. The amendments were effective on November 9, 2020. While there was no impact to our interim disclosures, our annual disclosures will be updated accordingly to comply with these amendments.
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
Note 3: Integration and Restructuring Costs
Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. These integration and restructuring costs are not allocated to segment profit and are reported in other special project costs in the Condensed Statements of Consolidated Income. The

obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Integration Costs: As of April 30, 2020, the integration of the Ainsworth Pet Nutrition, LLC (“Ainsworth”) acquisition was considered complete. We incurred total integration costs of $48.6 related to the acquisition, of which $4.7 were noncash charges, primarily consisting of accelerated depreciation. While we did not incur any costs during 2021, we incurred integration costs of $3.3 and $9.9 during the three and nine months ended January 31, 2020, respectively, primarily consisting of other transition and termination costs. The obligation related to severance costs and retention bonuses was fully satisfied as of January 31, 2021, and was $0.5 at April 30, 2020.
Restructuring Costs: A restructuring program was approved by the Board of Directors (the “Board”) during the third quarter of 2021. Under this program, we have identified opportunities to reduce our overall cost structure and optimize our organizational design, inclusive of stranded overhead associated with recent divestitures of the Crisco® and Natural Balance® businesses. For additional information, see Note 4: Divestitures. While the entire scope of the program cannot be quantified at this time, we expect to incur approximately $60.0 in costs associated with the restructuring activities approved to date. Over half of these costs are expected to be employee-related costs, while the remainder represent other transition and termination costs associated with our cost reduction and margin management initiatives. We anticipate the activities and costs associated with this restructuring program will be completed by the end of 2023, with the majority of the costs expected to be incurred in 2022.
During the three and nine months ended January 31, 2021, we incurred $1.7 of employee-related costs, all of which were cash charges. The obligation related to severance costs and retention bonuses was $1.4 at January 31, 2021.
Note 4: Divestitures

On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods, Inc. (“B&G Foods”). The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. The business generated net sales of approximately $270.0 in 2020, included primarily in the U.S. Retail Consumer Foods segment. Net proceeds from the divestiture were $533.4, inclusive of a preliminary working capital adjustment and transaction costs paid to date, which will be finalized during the fourth quarter of 2021.

On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus Capital Management LP (“Nexus”). The transaction encompassed pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. The business generated net sales of approximately $220.0 in 2020, included in the U.S. Retail Pet Foods segment. Net proceeds from the divestiture were $35.9, inclusive of a preliminary working capital adjustment and transaction costs paid to date, which will be finalized during the fourth quarter of 2021.
Upon completion of these transactions during the third quarter of 2021, we recognized a pre-tax gain of $114.9 related to the Crisco business and a pre-tax loss of $87.7 related to the Natural Balance business, which were included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.

The following table summarizes the net assets and liabilities disposed, which were measured at the lower of carrying amount or fair value less costs to sell.

	January 31, 2021
	Crisco	Natural Balance
Assets disposed:
Inventories	$32.9	$18.2
Property, plant, and equipment – net	37.2	—
Operating lease right-of-use assets	1.6	0.1
Goodwill	227.6	74.1
Other intangible assets – net	117.5	41.3
Other noncurrent assets	0.2	—
Total assets disposed	$417.0	$133.7
Liabilities disposed:
Current operating lease liabilities	$0.6	$—
Noncurrent operating lease liabilities	1.0	—
Deferred income taxes	—	10.1
Other noncurrent liabilities	—	0.3
Total liabilities disposed	1.6	10.4
Net assets disposed	$415.4	$123.3

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
The U.S. Retail Pet Foods segment primarily includes the domestic sales of Rachael Ray® Nutrish®, Meow Mix®, Milk-Bone®, 9Lives®, Kibbles ’n Bits®, Pup-Peroni®, and Nature’s Recipe® branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’TM, and Café Bustelo® branded coffee; and the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s® and Jif® branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as corporate administrative expenses, gains and losses related to the sale of a business, unallocated gains and losses on commodity and foreign currency exchange derivative activities (“unallocated derivative gains and losses”), as well as amortization expense and impairment charges related to intangible assets.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net sales:
U.S. Retail Pet Foods	$768.6	$721.9	$2,169.9	$2,101.7
U.S. Retail Coffee	625.9	558.8	1,791.5	1,567.9
U.S. Retail Consumer Foods	447.6	422.9	1,415.9	1,251.2
International and Away From Home	234.6	268.7	705.2	788.2
Total net sales	$2,076.7	$1,972.3	$6,082.5	$5,709.0
Segment profit:
U.S. Retail Pet Foods	$135.1	$146.0	$385.3	$403.1
U.S. Retail Coffee	210.7	189.5	595.4	500.9
U.S. Retail Consumer Foods	110.9	84.2	377.7	256.6
International and Away From Home	24.5	49.0	94.9	131.7
Total segment profit	$481.2	$468.7	$1,453.3	$1,292.3
Amortization	(57.0)	(58.8)	(176.1)	(176.4)
Other intangible assets impairment charge	—	(52.4)	—	(52.4)
Gain on divestitures – net	27.2	—	27.2	—
Interest expense – net	(43.5)	(45.1)	(134.7)	(143.6)
Unallocated derivative gains (losses)	33.8	7.7	81.5	37.6
Other special project costs (A)	(1.7)	(3.3)	(1.7)	(9.9)
Corporate administrative expenses	(77.3)	(72.9)	(236.1)	(214.8)
Other income (expense) – net	(1.2)	(1.4)	(34.8)	(4.5)
Income before income taxes	$361.5	$242.5	$978.6	$728.3
(A)Other special project costs includes integration and restructuring costs. For more information, see Note 3: Integration and Restructuring Costs.
The following table presents certain geographical information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net sales:
United States	$1,939.5	$1,837.6	$5,651.4	$5,311.1
International:
Canada	$113.9	$108.7	$345.3	$318.9
All other international	23.3	26.0	85.8	79.0
Total international	$137.2	$134.7	$431.1	$397.9
Total net sales	$2,076.7	$1,972.3	$6,082.5	$5,709.0

The following table presents product category information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020	Primary Reportable Segment (A)
Coffee	$693.7	$650.7	$1,989.0	$1,824.5	U.S. Retail Coffee
Dog food	296.5	300.8	852.0	899.0	U.S. Retail Pet Foods
Cat food	245.2	223.9	697.1	633.6	U.S. Retail Pet Foods
Pet snacks	246.6	214.6	676.1	617.8	U.S. Retail Pet Foods
Peanut butter	208.5	180.0	601.2	533.3	U.S. Retail Consumer Foods
Frozen handheld	100.0	82.6	301.8	247.5	U.S. Retail Consumer Foods
Fruit spreads	99.8	88.3	293.3	264.0	U.S. Retail Consumer Foods
Shortening and oils	33.9	68.9	193.9	192.2	U.S. Retail Consumer Foods
Juices and beverages	33.5	30.4	103.8	94.0	U.S. Retail Consumer Foods
Portion control	27.9	42.0	83.0	123.9	Other (B)
Baking mixes and ingredients	21.5	19.6	74.7	59.3	Other (B)
Other	69.6	70.5	216.6	219.9	Other (B)
Total net sales	$2,076.7	$1,972.3	$6,082.5	$5,709.0
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net income	$261.5	$187.4	$729.3	$553.2
Less: Net income allocated to participating securities	1.1	1.1	3.1	3.2
Net income allocated to common stockholders	$260.4	$186.3	$726.2	$550.0
Weighted-average common shares outstanding	112.1	113.4	113.1	113.3
Add: Dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	112.1	113.4	113.1	113.3
Net income per common share	$2.32	$1.64	$6.42	$4.85
Net income per common share – assuming dilution	$2.32	$1.64	$6.42	$4.85

Note 7: Goodwill and Other Intangible Assets
A summary of changes in goodwill is as follows:

	U.S. Retail Pet Foods	U.S. Retail Coffee	U.S. Retail Consumer Foods	International and Away From Home	Total
Balance at May 1, 2020	$2,442.3	$2,090.9	$1,358.2	$413.1	$6,304.5
Divestitures	(74.1)	—	(210.7)	(16.9)	(301.7)
Other (A)	—	—	—	14.1	14.1
Balance at January 31, 2021 (B)	$2,368.2	$2,090.9	$1,147.5	$410.3	$6,016.9
(A)The amounts classified as other represent foreign currency exchange adjustments.
(B)Included in goodwill as of May 1, 2020, are accumulated goodwill impairment charges of $242.9. No impairment charges have been recognized in 2021.

The following table summarizes our other intangible assets and related accumulated amortization and impairment charges including foreign currency exchange adjustments.

	January 31, 2021			April 30, 2020
	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,471.1	$1,497.2	$2,973.9	$4,471.1	$1,353.0	$3,118.1
Patents and technology	168.5	145.1	23.4	168.5	138.4	30.1
Trademarks	348.0	177.9	170.1	662.0	311.0	351.0
Total intangible assets subject to amortization	$4,987.6	$1,820.2	$3,167.4	$5,301.6	$1,802.4	$3,499.2
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$3,158.1	$226.1	$2,932.0	$3,158.1	$228.3	$2,929.8
Total other intangible assets	$8,145.7	$2,046.3	$6,099.4	$8,459.7	$2,030.7	$6,429.0

The decrease in finite-lived intangible assets from April 30, 2020, is primarily due to the divestitures of the Crisco and Natural Balance trademarks during the third quarter of 2021. For additional information, see Note 4: Divestitures.

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1, and more often if indicators of impairment exist. As a result of the divestitures during the third quarter of 2021, we reviewed all impacted reporting units and concluded that the estimated fair values were in excess of the carrying values as of the date of the divestitures. Furthermore, there were no other indicators of impairment, and as a result, we do not believe that our reporting units or any of our material indefinite-lived intangible assets are more likely than not impaired as of January 31, 2021. However, the goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment remain susceptible to future impairment charges due to the narrow differences between fair value and carrying value. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges. The carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were $2.4 billion and $1.4 billion, respectively, as of January 31, 2021.

In addition, we continue to evaluate the nature and extent to which the novel coronavirus (“COVID-19”) could impact our business, specifically as it relates to the fair value of our goodwill and indefinite-lived intangible assets. While we have concluded there were no indicators of impairment as of January 31, 2021, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment, specifically as it relates to the Away From Home reporting unit, which has experienced a decline in demand as a result of COVID-19. As of January 31, 2021, the goodwill related to the Away From Home reporting unit represented approximately 65 percent of the goodwill within the combined International and Away From Home operating segments.

During the third quarter of 2020, we recognized an impairment charge of $52.4 related to the recently divested Natural Balance brand within the U.S. Retail Pet Foods segment due to a decline in the 2020 and long-term net sales expectations and the royalty rate used in the interim analysis, primarily driven by the market environment and re-positioning of this brand within the Pet Foods brand portfolio. This charge was included as a noncash charge in our Condensed Statement of Consolidated Income. Additionally, we reclassified the Natural Balance brand as a finite-lived intangible asset as of February 1, 2020, as a result of a change in our long-term strategic expectations for the brand.

Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	January 31, 2021		April 30, 2020
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due October 15, 2021	$750.0	$755.4	$750.0	$761.1
3.00% Senior Notes due March 15, 2022	400.0	399.2	400.0	398.7
3.50% Senior Notes due March 15, 2025	1,000.0	996.6	1,000.0	996.0
3.38% Senior Notes due December 15, 2027	500.0	497.0	500.0	496.7
2.38% Senior Notes due March 15, 2030	500.0	495.6	500.0	495.2
4.25% Senior Notes due March 15, 2035	650.0	644.2	650.0	643.9
4.38% Senior Notes due March 15, 2045	600.0	586.9	600.0	586.5
3.55% Senior Notes due March 15, 2050	300.0	295.8	300.0	295.7
Term Loan Credit Agreement due May 14, 2021	—	—	700.0	699.5
Total long-term debt	$4,700.0	$4,670.7	$5,400.0	$5,373.3
Current portion of long-term debt	750.0	755.4	—	—
Total long-term debt, less current portion	$3,950.0	$3,915.3	$5,400.0	$5,373.3
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
During the third quarter of 2021, we prepaid, in full, the remaining outstanding balance of the $1.5 billion senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) that was entered into in April 2018 to partially finance the Ainsworth acquisition. During the three and nine months ended January 31, 2021, we prepaid $200.0 and $700.0 on the Term Loan, respectively.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at January 31, 2021, or April 30, 2020.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2021, and April 30, 2020, we had $166.0 and $248.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 0.17 percent and 0.40 percent, respectively.
Interest paid totaled $8.7 and $18.3 for the three months ended January 31, 2021 and 2020, respectively, and $95.1 and $118.3, for the nine months ended January 31, 2021 and 2020, respectively. This differs from interest expense due to the timing of interest payments, amortization of debt issuance costs and discounts, effect of interest rate contracts, capitalized interest, and payment of other debt fees.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. We are in compliance with all covenants.

Note 9: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2021	2020	2021	2020
Service cost	$0.5	$0.4	$0.5	$0.4
Interest cost	3.3	5.2	0.4	0.5
Expected return on plan assets	(4.6)	(6.0)	—	—
Amortization of net actuarial loss (gain)	2.6	2.0	—	(0.1)
Amortization of prior service cost (credit)	0.2	0.2	(0.3)	(0.2)
Settlement loss (gain)	0.2	—	—	—
Net periodic benefit cost	$2.2	$1.8	$0.6	$0.6

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2021	2020	2021	2020
Service cost	$1.4	$1.2	$1.4	$1.3
Interest cost	11.1	15.7	1.3	1.7
Expected return on plan assets	(14.7)	(18.1)	—	—
Amortization of net actuarial loss (gain)	8.4	6.0	—	(0.2)
Amortization of prior service cost (credit)	0.6	0.6	(0.8)	(0.8)
Settlement loss (gain)	30.8	—	—	—
Net periodic benefit cost	$37.6	$5.4	$1.9	$2.0
During the second quarter of 2021, we transferred $82.6 of our Canadian defined benefit pension plan obligations to an insurance company through the purchase of an irrevocable group annuity contract (referred to as a buy-out contract). The group annuity contract was purchased using assets from the pension trust. As a result of this transaction, we recognized a noncash pre-tax settlement charge of $27.9 to accelerate the unrecognized losses within accumulated other comprehensive income (loss) that would have otherwise been recognized in subsequent periods. This settlement charge was included within other income (expense) – net in the Condensed Statement of Consolidated Income. We did not recognize any additional charges related to the buy-out contract during the third quarter of 2021.
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
Commodity Price Management: We enter into commodity derivatives to manage price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, corn, soybean meal, wheat, and edible oils. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
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
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. To date, we have recognized $47.5 of the gain, of which $2.2 and $6.4 was recognized during the three and nine months ended January 31, 2021, respectively, and $2.1 and $6.2 was recognized during the three and nine months ended January 31, 2020, respectively. The remaining gain will be recognized as follows: $2.0 through the remainder of 2021 and $4.0 in 2022.
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2021
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$23.7	$4.1	$—	$—
Foreign currency exchange contracts	0.1	2.0	—	—
Total derivative instruments	$23.8	$6.1	$—	$—

	April 30, 2020
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$14.7	$33.2	$—	$—
Foreign currency exchange contracts	2.4	0.1	—	—
Total derivative instruments	$17.1	$33.3	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At January 31, 2021, our cash margin accounts represented collateral received of $5.6, and at April 30, 2020, our cash margin accounts represented collateral pledged of $43.2, included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties.

Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $43.5 and $45.1 for the three months ended January 31, 2021 and 2020, respectively, and was $134.7 and $143.6 for the nine months ended January 31, 2021 and 2020, respectively. The following table presents information on the pre-tax gains and losses recognized on terminated interest rate contracts that were designated as cash flow hedges.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Gains (losses) recognized in other comprehensive income (loss)	$—	$(22.7)	$—	$(119.8)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense	(3.5)	(0.1)	(10.4)	(0.3)
Change in accumulated other comprehensive income (loss)	$3.5	$(22.6)	$10.4	$(119.5)
Included as a component of accumulated other comprehensive income (loss) at January 31, 2021, and April 30, 2020, were deferred net pre-tax losses of $230.7 and $241.1, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at January 31, 2021, and April 30, 2020, was $53.3 and $55.5, respectively. Approximately $13.7 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Gains (losses) on commodity contracts	$38.0	$(7.3)	$62.8	$(4.8)
Gains (losses) on foreign currency exchange contracts	(2.6)	0.3	(5.3)	(0.8)
Total gains (losses) recognized in cost of products sold	$35.4	$(7.0)	$57.5	$(5.6)
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$35.4	$(7.0)	$57.5	$(5.6)
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	1.6	(14.7)	(24.0)	(43.2)
Unallocated derivative gains (losses)	$33.8	$7.7	$81.5	$37.6
As of January 31, 2021, the net cumulative unallocated derivative gains were $48.6, and at April 30, 2020, the net cumulative unallocated derivative losses were $32.9.
The following table presents the gross notional value of outstanding derivative contracts.

	January 31, 2021	April 30, 2020
Commodity contracts	$373.3	$890.1
Foreign currency exchange contracts	87.4	65.6

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2021		April 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$39.1	$39.1	$38.6	$38.6
Derivative financial instruments – net	17.7	17.7	(16.2)	(16.2)
Total long-term debt	(4,670.7)	(5,209.0)	(5,373.3)	(5,740.6)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2021
Marketable securities and other investments: (A)
Equity mutual funds	$9.1	$—	$—	$9.1
Municipal obligations	—	29.3	—	29.3
Money market funds	0.7	—	—	0.7
Derivative financial instruments: (B)
Commodity contracts – net	19.6	—	—	19.6
Foreign currency exchange contracts – net	(0.1)	(1.8)	—	(1.9)
Total long-term debt (C)	(5,209.0)	—	—	(5,209.0)
Total financial instruments measured at fair value	$(5,179.7)	$27.5	$—	$(5,152.2)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2020
Marketable securities and other investments: (A)
Equity mutual funds	$8.7	$—	$—	$8.7
Municipal obligations	—	24.2	—	24.2
Money market funds	5.7	—	—	5.7
Derivative financial instruments: (B)
Commodity contracts – net	(18.3)	(0.2)	—	(18.5)
Foreign currency exchange contracts – net	0.2	2.1	—	2.3
Total long-term debt (C)	(5,032.0)	(708.6)	—	(5,740.6)
Total financial instruments measured at fair value	$(5,035.7)	$(682.5)	$—	$(5,718.2)

(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2021, our municipal obligations are scheduled to mature as follows: $0.3 in 2021, $1.5 in 2022, $3.5 in 2024, and the remaining $24.0 in 2025 and beyond. We do not have any municipal obligations scheduled to mature in 2023.

(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. For additional information, see Note 10: Derivative Financial Instruments.
(C)Long-term debt is composed of public Senior Notes, which are classified as Level 1, and the Term Loan, which was classified as Level 2 prior to the prepayment of the remaining balance during the third quarter of 2021. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The fair value of the Term Loan was based on the net present value of each interest and principal payment calculated utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements. For additional information, see Note 8: Debt and Financing Arrangements.
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
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2021	April 30, 2020
Operating lease right-of-use assets	$147.9	$148.4
Operating lease liabilities:
Current operating lease liabilities	$39.2	$36.5
Noncurrent operating lease liabilities	120.2	120.0
Total operating lease liabilities	$159.4	$156.5

Finance lease right-of-use assets:
Machinery and equipment	$9.9	$11.6
Accumulated depreciation	(5.3)	(5.9)
Total property, plant, and equipment	$4.6	$5.7
Finance lease liabilities:
Other current liabilities	$2.0	$2.2
Other noncurrent liabilities	2.7	3.5
Total finance lease liabilities	$4.7	$5.7

The following table summarizes the components of lease expense.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Operating lease cost	$11.6	$13.2	$34.0	$38.5
Finance lease cost:
Amortization of right-of-use assets	0.6	0.7	1.8	2.3
Interest on lease liabilities	—	0.1	0.1	0.2
Variable lease cost	6.6	5.0	17.7	17.6
Short-term lease cost	9.5	8.5	28.8	25.9
Sublease income	(0.9)	(1.1)	(3.4)	(3.4)
Net lease cost	$27.4	$26.4	$79.0	$81.1
The following table sets forth cash flow and noncash information related to leases.

	Nine Months Ended January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32.3	$38.8
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	2.0	2.1
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	31.2	56.6
Finance leases	0.8	2.4
The following table summarizes the maturity of our lease liabilities by fiscal year.

	January 31, 2021
	Operating Leases	Finance Leases
2021 (remainder of the year)	$10.5	$0.6
2022	42.5	1.8
2023	40.0	1.1
2024	28.6	0.9
2025	20.9	0.4
2026 and beyond	26.3	0.1
Total undiscounted minimum lease payments	$168.8	$4.9
Less: Imputed interest	9.4	0.2
Lease liabilities	$159.4	$4.7
The following table sets forth the weighted average remaining lease term and discount rate.

	January 31, 2021	April 30, 2020
Weighted average remaining lease term (in years):
Operating leases	4.6	4.7
Finance leases	3.1	3.4

Weighted average discount rate:
Operating leases	2.6%	3.1%
Finance leases	2.7%	2.9%

Note 13: Income Taxes
The effective tax rates for the three months ended January 31, 2021 and 2020, were 27.7 and 22.7 percent, respectively, and for the nine months ended January 31, 2021 and 2020, were 25.5 and 24.0 percent, respectively. During the three and nine months ended January 31, 2021 and 2020, the effective tax rates varied from the U.S. statutory income tax rate of 21.0 percent due to the impact of state income taxes. The effective tax rates for the current year were also unfavorably impacted by additional net income tax expense related to the divestitures of the Crisco and Natural Balance businesses during the third quarter of 2021.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an additional $1.8, primarily as a result of expiring statute of limitations periods.
As of January 31, 2021, the undistributed earnings of our foreign subsidiaries remain permanently reinvested.
During calendar year 2020, the Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act of 2021 were enacted in response to the COVID-19 pandemic and economic downturn. These statutes included rollbacks of certain provisions of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), tax extenders for expiring tax breaks, and other tax provisions. While these specific rollbacks and tax provisions had minimal impact to the Company, any future legislative actions in response to COVID-19 could further modify provisions of the Tax Act, and such changes will need to be analyzed for their respective impact on our income taxes at that time.
Note 14: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2020	$(50.5)	$(185.6)	$(146.7)	$3.8	$(379.0)
Reclassification adjustments	—	10.4	39.0	—	49.4
Current period credit (charge)	29.4	—	9.5	1.5	40.4
Income tax benefit (expense)	—	(2.2)	(11.8)	(0.3)	(14.3)
Balance at January 31, 2021	$(21.1)	$(177.4)	$(110.0)	$5.0	$(303.5)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2019	$(35.5)	$(40.4)	$(110.0)	$4.1	$(181.8)
Reclassification adjustments	—	0.3	5.2	—	5.5
Current period credit (charge)	2.6	(119.8)	—	1.2	(116.0)
Income tax benefit (expense)	—	27.5	(1.2)	(0.3)	26.0
Balance at January 31, 2020	$(32.9)	$(132.4)	$(106.0)	$5.0	$(266.3)

(A)The reclassification from accumulated other comprehensive income (loss) to interest expense was related to terminated interest rate contracts. The current period charge in 2020 was related to losses on the interest rate contracts entered into in November 2018 and June 2018 that were terminated in 2020. For additional information, see Note 10: Derivative Financial Instruments.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. The reclassification adjustments in 2021 primarily include the impact of the nonrecurring settlement charge related to the purchase of a group annuity contract to transfer our Canadian defined benefit pension plan obligations to an insurance company. For additional information, see Note 9: Pensions and Other Postretirement Benefits.

Note 15: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2021. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in Council for Education and Research on Toxics (“CERT”) v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants (collectively the “Defendants”) who manufacture, package, distribute, or sell packaged coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code Section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (better known as “Proposition 65”). CERT sought equitable relief, including warnings to consumers, as well as civil penalties in the amount of the statutory maximum of $2,500 per day per violation of Proposition 65. In addition, CERT asserted that every consumed cup of coffee, absent a compliant warning, was equivalent to a violation under Proposition 65. In June 2019, the state agency responsible for administering the Proposition 65 program, the California Office of Environmental Health Hazard Assessment (“OEHHA”), approved a regulation clarifying that cancer warnings are not required for coffee under Proposition 65, and in August 2020, the trial court granted the Defendants’ motion for summary judgment based on the regulation. CERT submitted its formal notice to appeal on November 20, 2020.

We are also defendants in nine pending putative class action lawsuits filed in federal courts in California, Florida, Illinois, Missouri, Texas, Washington, and Washington D.C. The plaintiffs in those actions assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. Similar claims have been asserted against certain retailers of our Folgers coffee products, and indemnity claims have been asserted by such retailers against us. Various other potential plaintiffs have threatened to assert similar claims against us.

The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2021, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Note 16: Common Shares
The following table sets forth common share information.

	January 31, 2021	April 30, 2020
Common shares authorized	300.0	300.0
Common shares outstanding	109.8	114.1
Treasury shares	36.7	32.4
Repurchase Program: On October 22, 2020, the Board authorized the repurchase of up to 5.0 million common shares, in addition to the 3.6 million common shares that remained available for repurchase pursuant to prior authorizations of the Board, for a total of 8.6 million common shares available for repurchase. Under our repurchase program, 4.5 million common shares were repurchased for $521.9 between December 2, 2020, and January 29, 2021, of which 0.2 million common shares will be settled during the fourth quarter of 2021. Included in the total repurchases during the third quarter of 2021 were 2.0 million common shares repurchased under a 10b5-1 plan entered into on December 30, 2020. At January 31, 2021, approximately 4.1 million common shares remain available for repurchase pursuant to the Board’s authorizations. The remaining shares repurchased during the nine months ended January 31, 2021 and 2020, consisted of shares repurchased from stock plan recipients in lieu of cash payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2021 and 2020. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods. The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. The business generated net sales of approximately $270.0 in 2020, included primarily in the U.S. Retail Consumer Foods segment. Net proceeds from the divestiture were $533.4, inclusive of a preliminary working capital adjustment and transaction costs paid to date, which will be finalized during the fourth quarter of 2021. Upon completion of the transaction, we recognized a pre-tax gain of $114.9 during the third quarter of 2021, which is included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus. The transaction encompassed pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. The business generated net sales of approximately $220.0 in 2020, included in the U.S. Retail Pet Foods segment. Net proceeds from the divestiture were $35.9, inclusive of a preliminary working capital adjustment and transaction costs paid to date, which will be finalized during the fourth quarter of 2021. Upon completion of the transaction, we recognized a pre-tax loss of $87.7 during the third quarter of 2021, which is included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
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
During 2021, state governments have reopened their economies, while adhering to new guidelines and enhanced safety measures, such as physical distancing and face mask protocols, which have continued to be a requirement as many states continue to experience significant new cases. In general, consumers are staying at home more frequently as a precaution, and as a result, at-home food consumption and consumer demand remains high, which we anticipate will continue through the end of 2021 as cases continue to be elevated, dependent upon vaccine availability and effectiveness, as well as the impact of additional strains of the virus.
We also commenced a phased approach to reopen our corporate headquarters in Orrville, Ohio, with increased safety protocols. However, occupancy levels remain low as the majority of our office-based employees continue to work remotely where possible, and we continue to monitor the latest public health and government guidance related to COVID-19, including vaccine availability to our employees. We have crisis management teams at all of our facilities, which are monitoring the evolving situation and implementing risk mitigation actions as necessary. To date, there has been minimal disruption in our supply chain network, including the supply of our ingredients, packaging, or other sourced materials, although it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world, including the impact of e-commerce pressures on freight charges and potential shipping delays due to supply and demand imbalances. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety and business continuity and maximize product availability. We have increased production at all of our facilities and expanded the availability of appointments at distribution centers. All of our production operations remain open, and none have experienced significant disruptions or labor reductions related to COVID-19. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during this period of high demand.
During the first nine months of 2021, we continued to experience an increase in orders, primarily across our U.S. Retail Coffee and U.S. Retail Consumer Foods segments, in response to the increased consumer demand for our products related to the elevated at-home consumption. It is anticipated that the increase in consumer demand will continue through the remainder of 2021, consistent with consumer purchasing behaviors experienced to date. A decline in products sold in away from home channels has also been experienced as a result of COVID-19, which has negatively impacted our net sales in our Away From Home operating segment, and we expect COVID-19 will continue to adversely affect our net sales while government mandated safety measures are in place and consumers continue to stay at home as a precaution. However, as states have reopened their economies during 2021, our net sales for the away from home channels improved compared to the initial months of the pandemic. This trend could reverse during the remainder of 2021 if cases rise and governments impose additional safety measures that further impact away from home consumption, which is partially dependent upon vaccine availability and effectiveness. Overall, the impact of COVID-19 remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; the federal, state, and local government actions taken in response; vaccine availability and effectiveness; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, supply chain, consolidated results of operations, financial condition, and liquidity.
Results of Operations

	Three Months Ended January 31,			Nine Months Ended January 31,
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Net sales	$2,076.7	$1,972.3	5%	$6,082.5	$5,709.0	7%
Gross profit	$809.4	$760.0	7	$2,403.0	$2,213.6	9
% of net sales	39.0%	38.5%		39.5%	38.8%
Operating income	$406.2	$289.0	41	$1,148.1	$876.4	31
% of net sales	19.6%	14.7%		18.9%	15.4%
Net income:
Net income	$261.5	$187.4	40	$729.3	$553.2	32
Net income per common share – assuming dilution	$2.32	$1.64	41	$6.42	$4.85	32
Adjusted gross profit (A)	$775.6	$752.3	3	$2,321.5	$2,176.0	7
% of net sales	37.3%	38.1%		38.2%	38.1%
Adjusted operating income (A)	$403.9	$395.8	2	$1,217.2	$1,077.5	13
% of net sales	19.4%	20.1%		20.0%	18.9%
Adjusted income: (A)
Income	$276.3	$268.5	3	$819.5	$705.7	16
Earnings per share – assuming dilution	$2.45	$2.35	4	$7.21	$6.19	16
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three months ended January 31,				Nine Months Ended January 31,
	2021	2020	Increase (Decrease)	%	2021	2020	Increase (Decrease)	%
Net sales	$2,076.7	$1,972.3	$104.4	5%	$6,082.5	$5,709.0	$373.5	7%
Crisco divestiture	—	(40.7)	40.7	2	—	(40.7)	40.7	1
Natural Balance divestiture	—	(1.4)	1.4	—	—	(1.4)	1.4	—
Foreign currency exchange	(2.4)	—	(2.4)	—	0.6	—	0.6	—
Net sales excluding divestitures and foreign currency exchange (A)	$2,074.3	$1,930.2	$144.1	7%	$6,083.1	$5,666.9	$416.2	7%
Amounts may not add due to rounding.
(A)     Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales in the third quarter of 2021 increased $104.4, or 5 percent, which includes $42.1 of noncomparable net sales in the prior year related to the Crisco and Natural Balance divestitures. Net sales excluding divestitures and foreign currency increased $144.1, or 7 percent, driven by favorable volume/mix across all of our retail businesses, which was partially offset by unfavorable volume/mix for the Away From Home operating segment.
Net sales in the first nine months of 2021 increased $373.5, or 7 percent, which includes the noncomparable impact of net sales in the prior year related to the Crisco and Natural Balance divestitures. Net sales excluding divestitures and foreign currency increased $416.2, driven by favorable volume/mix across all of our retail businesses, supported by increased at-home consumption for the U.S. Retail Coffee and U.S. Retail Consumer Foods segments. The retail business growth was partially offset by unfavorable volume/mix for the Away From Home operating segment.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Gross profit	39.0%	38.5%	39.5%	38.8%
Selling, distribution, and administrative expenses:
Marketing	6.2%	6.1%	6.2%	6.6%
Selling	2.9	2.9	3.0	3.3
Distribution	3.2	3.7	3.4	3.6
General and administrative	5.6	5.5	5.7	5.8
Total selling, distribution, and administrative expenses	17.9%	18.2%	18.3%	19.3%
Amortization	2.7	3.0	2.9	3.1
Other intangible assets impairment charge	—	2.7	—	0.9
Other special project costs	0.1	0.2	—	0.2
Other operating expense (income) – net	(1.3)	(0.1)	(0.6)	—
Operating income	19.6%	14.7%	18.9%	15.4%
Amounts may not add due to rounding.
Gross profit increased $49.4, or 7 percent, in the third quarter of 2021, primarily due to the increased contribution from volume/mix and a favorable change in derivative gains and losses as compared to the prior year, partially offset by higher costs and the noncomparable impact related to the Crisco and Natural Balance divestitures. Operating income increased $117.2, or 41 percent, primarily attributable to a $52.4 intangible asset impairment charge recognized in the third quarter of 2020, the increase in gross profit, and a $27.2 net pre-tax gain related to the divestitures of the Crisco and Natural Balance businesses, partially offset by a $12.8 increase in selling, distribution, and administrative (“SD&A”) expenses.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets; divestiture, acquisition, integration, and restructuring costs (“special project costs”); gains and losses related to the sale of a business; unallocated derivative gains and losses; and other one-time items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) increased $23.3, or 3 percent, in the third quarter of 2021, reflecting the exclusion of unallocated derivative gains and losses, as compared to GAAP gross profit. Operating income excluding non-GAAP adjustments (“adjusted operating income”) increased $8.1, or 2 percent, as compared to the prior year, further reflecting exclusion of the impairment charge and the net pre-tax gain on the divestitures.
Gross profit increased $189.4, or 9 percent, in the first nine months of 2021, driven by increased contribution from volume/mix and a net benefit from price and costs, including a favorable change in derivative gains and losses as compared to the prior year, partially offset by the noncomparable impact related to the Crisco and Natural Balance divestitures. Operating income increased $271.7, or 31 percent, primarily reflecting the increase in gross profit, the $52.4 intangible asset impairment charge in the prior year, and the $27.2 net pre-tax gain related to the divestitures of the Crisco and Natural Balance businesses.
Adjusted gross profit increased $145.5, or 7 percent, in the first nine months of 2021, reflecting the exclusion of unallocated derivative gains and losses, as compared to GAAP gross profit. Adjusted operating income increased $139.7, or 13 percent, as compared to the prior year, further reflecting exclusion of the impairment charge, the net pre-tax gain on the divestitures, and special project costs.
Interest Expense

Net interest expense decreased $1.6, or 4 percent, in the third quarter of 2021, and decreased $8.9, or 6 percent, in the first nine months of 2021, primarily as a result of reduced debt outstanding and a decrease in interest rates, as compared to the prior year, partially offset by interest expense related to interest rate contracts terminated in the fourth quarter of 2020.
Other Income (Expense) – Net
Net other expense decreased $0.2 and increased $30.3 in the third quarter and first nine months of 2021, respectively, primarily reflecting pension settlement charges of $30.8, which includes the $27.9 pre-tax settlement charge recognized during the second quarter of 2021 related to the purchase of a group annuity contract to transfer our Canadian defined benefit pension plan obligations to an insurance company. For further information, refer to Note 9: Pensions and Other Postretirement Benefits.
Income Taxes
Income taxes increased $44.9, or 81 percent, in the third quarter of 2021, and increased $74.2, or 42 percent, in the first nine months of 2021, primarily due to a higher effective tax rate of 27.7 and 25.5 percent for the third quarter and first nine months of 2021, respectively, and the increase in income before income taxes. The 2020 effective tax rates were 22.7 percent for the third quarter and 24.0 percent for the first nine months.
During the third quarter and first nine months of 2021 and 2020, the effective tax rates varied from the U.S. statutory tax rate of 21.0 percent due to the impact of state income taxes. The effective tax rates for the current year were also unfavorably impacted by additional net income tax expense related to the divestitures of the Crisco and Natural Balance businesses during the third quarter of 2021. We anticipate a full-year effective tax rate for 2021 of approximately 25.5 percent. For further information, refer to Note 13: Income Taxes.
Restructuring Activities
A restructuring program was approved by the Board during the third quarter of 2021. Under this program, we have identified opportunities to reduce our overall cost structure and optimize our organizational design, inclusive of stranded overhead associated with recent divestitures of the Crisco and Natural Balance businesses. While the entire scope of the program cannot be quantified at this time, we expect to incur approximately $60.0 in costs associated with the restructuring activities approved to date. Over half of these costs are expected to be employee-related costs, while the remainder represent other transition and termination costs associated with our cost reduction and margin management initiatives. We anticipate the activities and costs associated with this restructuring program will be completed by the end of 2023, with the majority of the costs expected to be incurred in 2022. We have incurred total cumulative restructuring costs of $1.7, which were all incurred during the third quarter of 2021. We expect to achieve approximately $60.0 of annual cost reductions by 2023, upon completion of the restructuring activities approved to date. For further information, refer to Note 3: Integration and Restructuring Costs.
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
The U.S. Retail Pet Foods segment primarily includes the domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone, 9Lives, Kibbles ’n Bits, Pup-Peroni, and Nature’s Recipe branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; and the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s and Jif branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).

	Three Months Ended January 31,			Nine Months Ended January 31,
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$768.6	$721.9	6%	$2,169.9	$2,101.7	3%
U.S. Retail Coffee	625.9	558.8	12	1,791.5	1,567.9	14
U.S. Retail Consumer Foods	447.6	422.9	6	1,415.9	1,251.2	13
International and Away From Home	234.6	268.7	(13)	705.2	788.2	(11)
Segment profit:
U.S. Retail Pet Foods	$135.1	$146.0	(7)%	$385.3	$403.1	(4)%
U.S. Retail Coffee	210.7	189.5	11	595.4	500.9	19
U.S. Retail Consumer Foods	110.9	84.2	32	377.7	256.6	47
International and Away From Home	24.5	49.0	(50)	94.9	131.7	(28)
Segment profit margin:
U.S. Retail Pet Foods	17.6%	20.2%		17.8%	19.2%
U.S. Retail Coffee	33.7	33.9		33.2	31.9
U.S. Retail Consumer Foods	24.8	19.9		26.7	20.5
International and Away From Home	10.4	18.2		13.5	16.7
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales increased $46.7 in the third quarter of 2021, reflecting favorable volume/mix, partially offset by lower net price realization and the $1.4 noncomparable impact on net sales in the prior year related to the divested Natural Balance business. The favorable volume/mix contributed 8 percentage points to net sales, primarily reflecting growth for dog snacks and cat food, driven by Milk-Bone and Pup-Peroni dog snacks, as well as Meow Mix and 9Lives cat food. Volume/mix for dog food was neutral, as growth for the Rachael Ray Nutrish brand was mostly offset by declines for private label offerings and the Natural Balance brand. Lower net price realization reduced net sales by 2 percentage points, primarily reflecting increased trade spend. Segment profit decreased $10.9, primarily reflecting the impact of an $8.1 recovery received during the third quarter of 2020 from a legal settlement related to a supplier issue. Excluding the impact of the noncomparable prior year settlement, segment profit decreased $2.8, primarily due to the impact of lower net pricing and higher costs, partially offset by favorable volume/mix.
The U.S. Retail Pet Foods segment net sales increased $68.2 in the first nine months of 2021, reflecting favorable volume/mix, partially offset by lower net price realization and the $1.4 noncomparable impact on net sales in the prior year related to the divested Natural Balance business. The favorable volume/mix contributed 5 percentage points to net sales, driven by growth for Meow Mix, 9Lives, and private label cat food, as well as Milk-Bone and Pup-Peroni dog snacks, partially offset by declines for private label, Natural Balance, and Nature’s Recipe dog food. Lower net price realization reduced net sales by 2 percentage points, primarily reflecting increased trade spend. Segment profit decreased $17.8, driven by lower pricing and the recovery received in the prior year from a legal settlement, partially offset by the favorable volume/mix and lower manufacturing costs.
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $67.1 in the third quarter of 2021, reflecting favorable volume/mix, which contributed 13 percentage points to net sales, related to growth for the Dunkin’, Folgers, and Café Bustelo brands. The favorable volume/mix reflects elevated at-home coffee consumption. Net price realization reduced net sales by 1 percentage point. Segment profit increased $21.2, primarily due to the favorable volume/mix, partially offset by the lower net pricing and increased marketing expense.
The U.S. Retail Coffee segment net sales increased $223.6 in the first nine months of 2021, reflecting favorable volume/mix, which contributed 15 percentage points to net sales, related to growth for the Dunkin’, Folgers, and Café Bustelo brands. The favorable volume/mix primarily reflects elevated at-home coffee consumption. Net price realization reduced net sales by 1 percentage point. Segment profit increased $94.5, primarily due to the favorable volume/mix.

U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales increased $24.7 in the third quarter of 2021, inclusive of the impact of $36.2 of noncomparable net sales in the prior year related to the divested Crisco business. Excluding the noncomparable impact of the divested business, net sales increased $60.9, or 16 percent, primarily due to favorable volume/mix, which contributed 10 percentage points to net sales, driven by elevated at-home consumption for Smucker’s Uncrustables® frozen sandwiches, Jif peanut butter, and Smucker’s fruit spreads. Higher net pricing increased net sales by 5 percentage points, primarily reflecting the impact of a peanut butter list price increase taken during the second quarter of 2021. Segment profit increased $26.7, reflecting the increased contribution from volume/mix, a favorable net impact of higher pricing and increased input costs, and a $7.5 write-off of equipment related to the discontinuation of Jif Power Ups® during the third quarter of 2020. These increases were partially offset by the noncomparable segment profit in the prior year related to the divested Crisco business and increased marketing expense.
The U.S. Retail Consumer Foods segment net sales increased $164.7 in the first nine months of 2021, inclusive of the impact of $36.2 of noncomparable net sales in the prior year related to the divested Crisco business. Excluding the noncomparable impact of the divested business, net sales increased $200.9, or 17 percent, primarily due to favorable volume/mix, which contributed 12 percentage points to net sales, reflecting growth for the Smucker’s, inclusive of Uncrustables frozen sandwiches and fruit spreads, Crisco, and Jif brands. The favorable volume/mix primarily reflects elevated at-home consumption. Higher net pricing increased net sales by 4 percentage points, primarily driven by the impact of the peanut butter list price increase and reduced promotional activity for the Jif brand. Segment profit increased $121.1, reflecting the increased contribution from volume/mix, the favorable impact of higher net pricing, and the lapping of the write-off of equipment related to the discontinuation of Jif Power Ups during the third quarter of 2020, partially offset by the noncomparable segment profit in the prior year related to the divested Crisco business.
International and Away From Home
International and Away From Home net sales decreased $34.1 in the third quarter of 2021, inclusive of the impact of $4.5 of noncomparable net sales in the prior year related to the divested Crisco business. Excluding this noncomparable impact of the divested business, net sales decreased $29.6, primarily reflecting a 27 percent decline for the Away From Home operating segment, partially offset by net sales growth of 9 percent for the International operating segment. Unfavorable volume/mix for the combined businesses reduced net sales by 11 percentage points, primarily driven by declines for coffee and portion control products in away from home channels. Net price realization reduced net sales by 1 percentage point, and foreign currency exchange contributed a 1 percentage point increase to net sales. Segment profit decreased $24.5, reflecting the net impact of higher costs and lower pricing and the unfavorable volume/mix.
International and Away From Home net sales decreased $83.0 in the first nine months of 2021, inclusive of the impact of $4.5 of noncomparable net sales in the prior year related to the divested Crisco business. Excluding this noncomparable impact of the divested business, net sales decreased $78.5, primarily reflecting a 28 percent decline for the Away From Home operating segment, partially offset by net sales growth of 12 percent for the International operating segment, most notably for flour and baking ingredients. Unfavorable volume/mix for the combined businesses reduced net sales by 10 percentage points, primarily driven by coffee, portion control, and sweetener products in away from home channels, partially offset by flour and baking ingredients in the International operating segment. Segment profit decreased $36.8, primarily reflecting the unfavorable volume/mix and higher input costs, partially offset by lower SD&A expenses.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At January 31, 2021, total cash and cash equivalents was $501.5, compared to $391.1 at April 30, 2020.

The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2021	2020
Net cash provided by (used for) operating activities	$1,274.0	$967.1
Net cash provided by (used for) investing activities	419.1	(177.6)
Net cash provided by (used for) financing activities	(1,590.6)	(816.1)

Net cash provided by (used for) operating activities	$1,274.0	$967.1
Additions to property, plant, and equipment	(198.7)	(192.9)
Free cash flow (A)	$1,075.3	$774.2
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $306.9 increase in cash provided by operating activities in the first nine months of 2021 was primarily driven by lower working capital requirements in 2021, as well as higher net income adjusted for noncash items in the current year. The decrease in cash required to fund working capital, as compared to the prior year, was primarily attributable to lower payments for accounts payable driven by working capital initiatives, inclusive of a supplier financing program entered into during the second half of 2020 and timing of payments related to income taxes, partially offset by an increase in trade receivables due to the timing of sales and payments.
Cash provided by investing activities in the first nine months of 2021 consisted of net proceeds from the divestitures of the Crisco and Natural Balance businesses of $569.3 and a decrease of $48.8 in our derivative cash margin account balances, partially offset by $198.7 in capital expenditures. Cash used for investing activities in the first nine months of 2020 consisted of $192.9 in capital expenditures, partially offset by a $15.0 decrease in our derivative cash margin account balances.
Cash used for financing activities in the first nine months of 2021 consisted primarily of long-term debt repayments of $700.0, purchase of treasury shares of $504.1, dividend payments of $304.8, and a net decrease in short-term borrowings of $82.4. Cash used for financing activities in the first nine months of 2020 consisted primarily of long-term debt repayments of $400.0, dividend payments of $296.7, and a net decrease in short-term borrowings of $122.6.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 180 days. During the second half of 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of January 31, 2021, $260.2 of our outstanding payment obligations were elected and sold to a financial institution by participating suppliers. During the first nine months of 2021, we paid $465.0 to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during the second half of 2019. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2021. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in CERT v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants who manufacture, package, distribute, or sell packaged coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. CERT sought equitable relief, including warnings to consumers, as well as civil penalties in the amount of the statutory maximum of $2,500 per day per violation of Proposition 65. In addition, CERT asserted that every consumed cup of coffee, absent a compliant warning, was equivalent to a violation under Proposition 65. In June 2019, the state agency responsible for administering the Proposition 65 program, OEHHA, approved a regulation clarifying that cancer warnings are not required for coffee under Proposition 65, and in August 2020, the trial court granted the Defendants’ motion for summary judgment based on the regulation. CERT submitted its formal notice to appeal on November 20, 2020.

We are also defendants in nine pending putative class action lawsuits filed in federal courts in California, Florida, Illinois, Missouri, Texas, Washington, and Washington D.C. The plaintiffs in those actions assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. Similar claims have been asserted against certain retailers of our Folgers coffee products, and indemnity claims have been asserted by such retailers against us. Various other potential plaintiffs have threatened to assert similar claims against us.

The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2021, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.

Capital Resources
The following table presents our capital structure.

	January 31, 2021	April 30, 2020
Current portion of long-term debt	$755.4	$—
Short-term borrowings	166.0	248.0
Long-term debt, less current portion	3,915.3	5,373.3
Total debt	$4,836.7	$5,621.3
Shareholders’ equity	8,211.6	8,190.9
Total capital	$13,048.3	$13,812.2
During the third quarter of 2021, we prepaid, in full, the remaining outstanding balance of the $1.5 billion Term Loan that was entered into in April 2018 to partially finance the Ainsworth acquisition. During the three and nine months ended January 31, 2021, we prepaid $200.0 and $700.0 on the Term Loan, respectively.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2021, we had $166.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.17 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
On October 22, 2020, the Board authorized the repurchase of up to 5.0 million common shares, in addition to the 3.6 million common shares that remained available for repurchase pursuant to prior authorizations of the Board, for a total of 8.6 million common shares available for repurchase. Under our repurchase program, 4.5 million common shares were repurchased for $521.9 between December 2, 2020, and January 29, 2021, of which 0.2 million common shares will be settled during the fourth quarter of 2021. Included in the total repurchases during the third quarter of 2021 were 2.0 million common shares repurchased under a 10b5-1 plan entered into on December 30, 2020. These repurchases were transacted by a broker based upon the guidelines and parameters of the 10b5-1 plan. At January 31, 2021, approximately 4.1 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
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
As of January 31, 2021, total cash and cash equivalents of $121.5 was held by our foreign subsidiaries, primarily in Canada. The undistributed earnings of our foreign subsidiaries remain permanently reinvested.
Non-GAAP Financial Measures
We use non-GAAP financial measures, including: net sales excluding divestitures and foreign currency exchange, adjusted gross profit, adjusted operating income, adjusted income, adjusted earnings per share, and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board also utilizes certain non-GAAP financial measures as components for measuring performance for incentive compensation purposes.
Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets; special project costs; gains and losses related to the sale of a business; unallocated derivative gains and losses; and other one-time items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax-related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results, such as the permanent tax impacts associated with the Crisco and Natural Balance divestitures, can significantly impact our adjusted effective income tax rate.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Gross profit reconciliation:
Gross profit	$809.4	$760.0	$2,403.0	$2,213.6
Unallocated derivative losses (gains)	(33.8)	(7.7)	(81.5)	(37.6)
Adjusted gross profit	$775.6	$752.3	$2,321.5	$2,176.0
Operating income reconciliation:
Operating income	$406.2	$289.0	$1,148.1	$876.4
Amortization	57.0	58.8	176.1	176.4
Other intangible assets impairment charge	—	52.4	—	52.4
Gain on divestitures – net	(27.2)	—	(27.2)	—
Unallocated derivative losses (gains)	(33.8)	(7.7)	(81.5)	(37.6)
Other special project costs	1.7	3.3	1.7	9.9
Adjusted operating income	$403.9	$395.8	$1,217.2	$1,077.5
Net income reconciliation:
Net income	$261.5	$187.4	$729.3	$553.2
Income tax expense	100.0	55.1	249.3	175.1
Amortization	57.0	58.8	176.1	176.4
Other intangible assets impairment charge	—	52.4	—	52.4
Gain on divestitures – net	(27.2)	—	(27.2)	—
Unallocated derivative losses (gains)	(33.8)	(7.7)	(81.5)	(37.6)
Other special project costs	1.7	3.3	1.7	9.9
Other one-time items:
Pension plan termination settlement charge (A)	—	—	27.9	—
Adjusted income before income taxes	$359.2	$349.3	$1,075.6	$929.4
Income taxes, as adjusted	82.9	80.8	256.1	223.7
Adjusted income	$276.3	$268.5	$819.5	$705.7
Weighted-average shares – assuming dilution	112.6	114.0	113.6	114.0
Adjusted earnings per share – assuming dilution	$2.45	$2.35	$7.21	$6.19

(A)Represents the nonrecurring pre-tax settlement charge of $27.9 related to the purchase of a group annuity contract to transfer our Canadian defined benefit pension plan obligations to an insurance company. For additional information, see Note 9: Pensions and Other Postretirement Benefits.
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

As of January 31, 2021, there were no material changes to our future contractual obligations as previously reported in our
Annual Report on Form 10-K for the year ended April 30, 2020.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2021, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, LIBOR, and commercial paper rates in the U.S. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond 2021. We do not anticipate a significant impact to our financial position as a result of this action given our current mix of fixed- and variable-rate debt.
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
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At January 31, 2021, the remaining benefit of $6.0 was recorded as an increase in the long-term debt balance.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at January 31, 2021, would increase the fair value of our long-term debt by $420.7.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2021, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2021, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during the nine months ended January 31, 2021. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

	January 31, 2021	April 30, 2020
High	$37.9	$37.8
Low	12.4	14.5
Average	26.3	26.9
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
•our ability to achieve cost savings related to our restructuring and cost management programs in the amounts and within the time frames currently anticipated;
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of January 31, 2021 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the three months ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the third quarter of 2021, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2020 - November 30, 2020	293	$117.48	—	8,586,598
December 1, 2020 - December 31, 2020	2,500,572	115.40	2,500,000	6,086,598
January 1, 2021 - January 31, 2021	2,000,766	116.68	2,000,000	4,086,598
Total	4,501,631	$115.97	4,500,000	4,086,598

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(c)During the third quarter of 2021, we repurchased 4.5 million common shares under our repurchase program, as discussed in Note 16: Common Shares in Part I, Item 1 in this Quarterly Report on Form 10-Q.
(d)    As of January 31, 2021, approximately 4.1 million common shares remain available for repurchase pursuant to the Board’s authorizations.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 37 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2021	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
10.1	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2021)*
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in Inline XBRL

* Identifies an exhibit that consists of a management contract or compensatory plan or arrangement.