Form 10-K
period 2021-04-30
J M SMUCKER Co
filed 2021-06-17
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
 FORM 10-K
_________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2020, was $12,194,989,389.
As of June 10, 2021, 108,343,689 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 18, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1.    Business.
The Company: The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”), often referred to as Smucker’s (a registered trademark), was established in 1897 and incorporated in Ohio in 1921. We operate principally in one industry, the manufacturing and marketing of branded food and beverage products on a worldwide basis, although the majority of our sales are in the U.S. Our operations outside the U.S. are principally in Canada, although products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency translation, represented approximately
5 percent of consolidated net sales for 2021. Our branded food and beverage products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.

On January 29, 2021, we sold the Natural Balance® premium pet food business to Nexus Capital Management LP (“Nexus”). The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7, $222.8, and $274.2 in 2021, 2020, and 2019, respectively, included in the U.S. Retail Pet Foods segment. For additional information, refer to Note 4: Divestitures.

On December 1, 2020, we sold the Crisco® oils and shortening business to B&G Foods, Inc. (“B&G Foods”). The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. Under our ownership, the business generated net sales of $198.9, $269.2, and $258.5 in 2021, 2020, and 2019, respectively, primarily included in the U.S. Retail Consumer Foods segment. For additional information, refer to Note 4: Divestitures.
On August 31, 2018, we sold our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, an unrelated party. The transaction included products that were primarily sold in U.S. retail channels under the Pillsbury®, Martha White®, Hungry Jack®, White Lily®, and Jim Dandy® brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of $105.9 in 2019, primarily included in the U.S. Retail Consumer Foods segment. The transaction did not include our baking business in Canada. For additional information, refer to Note 4: Divestitures.
On May 14, 2018, we acquired the outstanding equity of Ainsworth Pet Nutrition, LLC (“Ainsworth”) in an all-cash transaction, which was funded by debt and valued at $1.9 billion. Ainsworth was a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S. The majority of Ainsworth’s sales were generated by the Rachael Ray® Nutrish® brand within the premium pet food category. Results of the Ainsworth acquisition are primarily included in the U.S. Retail Pet Foods segment. For additional information, refer to Note 2: Acquisition.
We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. Effective during the first quarter of 2021, the presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable. As a result of leadership changes, these operating segments are being managed and reported separately and no longer represent a reportable segment for segment reporting purposes. Segment results for prior periods have not been modified, as the combination of these operating segments represents the previously reported International and Away From Home reportable segment. The U.S. retail market segments in total comprised 88 percent of 2021 consolidated net sales and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. International and Away From Home represents sales outside of the U.S. retail market segments.
Principal Products: Our principal products as of April 30, 2021, are coffee, dog food, cat food, pet snacks, peanut butter, frozen handheld products, fruit spreads, juices and beverages, portion control products, and baking mixes and ingredients. Product sales information for the years 2021, 2020, and 2019 is included within Note 5: Reportable Segments.
In the U.S. retail market segments, our products are primarily sold through a combination of direct sales and brokers to food retailers, club stores, discount and dollar stores, food wholesalers, online retailers, pet specialty stores, natural foods stores and distributors, drug stores, military commissaries, and mass merchandisers. In International and Away From Home, our products are distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).

Sources and Availability of Raw Materials: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. Green coffee, peanuts, protein meals, oils and fats, grains, sweeteners, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time. Futures, options, basis, and fixed price contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries. We source peanuts, protein meals, and oils and fats mainly from North America. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. For additional information on the commodities we purchase, see “Commodities Overview” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials and finished goods, such as K-Cup® pods and our Pup-Peroni® dog snacks, from single sources of supply pursuant to long-term contracts. While availability may vary year-to-year, we believe that we will continue to obtain adequate supplies and that alternatives to single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be in good standing.
Trademarks and Patents: Our products are produced under certain patents and marketed under trademarks owned or licensed by us or one of our subsidiaries. Our major trademarks as of April 30, 2021, are listed below.

Primary Reportable Segment	Major Trademark
U.S. Retail Pet Foods	Rachael Ray Nutrish, Meow Mix®, Milk-Bone®, 9Lives®, Kibbles ‘n Bits®, Pup-Peroni, and Nature’s Recipe®
U.S. Retail Coffee	Folgers®, Dunkin’TM, and Café Bustelo®
U.S. Retail Consumer Foods	Jif®, Smucker’s®, and Uncrustables®
Other (A)	Folgers and Smucker’s
(A) Represents the combined International and Away From Home operating segments.
Dunkin’ is a trademark of DD IP Holder LLC for packaged coffee products, including K-Cup® pods, sold in retail channels such as grocery stores, mass merchandisers, club stores, e-commerce, and drug stores. Information included in this document does not pertain to coffee or other products for sale in Dunkin’ restaurants. The terms of the Dunkin’ license includes the payment of royalties to an affiliate of DD IP Holder LLC and other financial commitments by the Company. The Dunkin’ license is in effect until January 1, 2039. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc. (“Keurig”), used with permission.
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
Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “Choosy Moms Choose Jif®,” “That Jif'ing GoodTM,” “The Only One Cats Ask For By Name®,” the Smucker’s banner, the Crock Jar shape, the Gingham design, the Jif Color Banner design, the Folgers Mountain Sunrise design, the Café Bustelo Angelina design, and the Smucker’s Strawberry, Milk-Bone, Meow Mix, and 9Lives logos.
We own several hundred patents worldwide in addition to proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.
We consider all of our owned and licensed intellectual property, taken as a whole, to be essential to our business.
Seasonality: The U.S. Retail Coffee and U.S. Retail Consumer Foods segments have historically been seasonal around the Fall Bake and Holiday period, which generally resulted in higher sales and profits in our second and third quarters. However, as a result of the Crisco and U.S. baking business divestitures during 2021 and 2019, respectively, the U.S. Retail Consumer Foods segment has experienced less seasonality. Additionally, the U.S. Retail Pet Foods segment does not experience significant seasonality, further reducing the overall impact of seasonality to the total Company.

Customers: Sales to Walmart Inc. and subsidiaries amounted to 32 percent of net sales in 2021, 2020, and 2019. These sales are primarily included in our U.S. retail market segments. No other customer exceeded 10 percent of net sales for any year.
During 2021, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.
Government Business: No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Competition: We are the branded market leader in the coffee, dog snacks, peanut butter, fruit spreads, and natural shelf stable juices categories in the U.S. In Canada, we are the branded market leader in the flour, pickles, fruit spreads, canned milk, and ice cream toppings categories. Our business is highly competitive as all of our brands compete for retail shelf space with other branded products as well as private label products.
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
In addition, private label continues to be a competitor in many of the categories in which we compete, partially due to improvements in private label quality and the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty. In our total U.S. retail categories, private label held a 12.2 dollar average market share during the 52 weeks ended April 18, 2021, as compared to a 16.4 dollar average market share during the same period in the prior year. The decrease in average market share is primarily driven by excluding the shortening and oils category in 2021, as a result of the Crisco divestiture. We believe that both private label and leading brands play an important role in the categories in which we compete, appealing to different consumer segments. We closely monitor the price gap, or price premium, between our brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.

Our primary brands and major competitors as of April 30, 2021, are listed below.

Our Primary Products	Our Primary Brands	Competing Brands	Competitors
U.S. Retail Pet Foods
Mainstream pet food	Meow Mix, 9Lives, and Kibbles ‘n Bits	Dog Chow (A), Beneful, Cat Chow (A), Friskies, Kit & Kaboodle, and Fancy Feast	Nestlé Purina PetCare Company
		Pedigree, Iams, and Sheba	Mars, Incorporated
Pet snacks	Milk-Bone (A) and Pup-Peroni	Beggin’ Strips and Waggin’ Train	Nestlé Purina PetCare Company
		Dentastix and Greenies	Mars, Incorporated
Premium pet food	Rachael Ray Nutrish and Nature’s Recipe	Blue Buffalo (A)	General Mills, Inc.
		Nutro	Mars, Incorporated
		Hill’s	Hill’s Pet Nutrition, Inc.
		Pro Plan, ONE, and Merrick	Nestlé Purina PetCare Company
U.S. Retail Coffee
Mainstream roast and ground coffee	Folgers (A) and Café Bustelo	Maxwell House and Yuban	The Kraft Heinz Company
		Private Label Brands	Various
		McCafé	Keurig Dr. Pepper
		Cafe La Llave	F. Gaviña & Sons, Inc.
Single serve coffee - K-Cup®	Dunkin’, Folgers, Café Bustelo, and 1850®	Green Mountain Coffee (A) , Donut Shop, and McCafé	Keurig Dr. Pepper
		Starbucks	Nestlé S.A.
		Private Label Brands	Various
		Maxwell House and Gevalia	The Kraft Heinz Company
Premium coffee	Dunkin’ and 1850	Starbucks (A) and Seattle’s Best Coffee	Nestlé S.A.
		Peet’s Coffee & Tea	JDE Peet’s N.V.
		Private Label Brands	Various
		Eight O’Clock	Tata Global Beverages Limited
		Gevalia	The Kraft Heinz Company
U.S. Retail Consumer Foods
Peanut butter and specialty spreads	Jif (A)	Private Label Brands	Various
		Skippy	Hormel Foods Corporation
		Nutella	Ferrero SpA
		Peter Pan	Post Holding, Inc.
Fruit spreads	Smucker’s (A)	Private Label Brands	Various
		Welch’s	Welch Foods Inc.
		Bonne Maman	Andros Foods USA, Inc.
Frozen sandwiches and snacks	Smucker’s Uncrustables	Hot Pockets (A)	Nestlé S.A.
		El Monterrey	Ruiz Foods
		Totino's	General Mills, Inc.
International and Away From Home
Foodservice hot beverage	Folgers, 1850, and Café Bustelo	Starbucks	Nestlé S.A.
		Private Label Brands	Various
		Nescafé	Société des Produits Nestlé S.A.
Foodservice portion control	Smucker’s and Jif	Private Label Brands	Various
		Heinz, Welch’s, and Private Label Brands	The Kraft Heinz Company
Foodservice frozen handheld	Smucker’s Uncrustables	Hot Off the Grill	Integrated Food Service
Canada coffee	Folgers	Tim Hortons (A)	Restaurant Brands International Inc.
		Maxwell House	The Kraft Heinz Company
		Private Label Brands	Various
Canada flour	Robin Hood® (A) and Five Roses®	Private Label Brands	Various
(A) Identifies the current market leader within the product category. In certain categories, the market leader is not identified as two or more brands compete for the largest share.

Government Regulation: Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S., including the Food and Drug Administration, Federal Trade Commission, Departments of Labor and Commerce, and Environmental Protection Agency. Additionally, we are subject to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, packaging, labeling, transportation, storage, distribution, and sale of food products are each subject to governmental regulation, encompassing such matters as ingredients, pricing, advertising, relations with distributors and retailers, health, safety, data privacy and security, anti-corruption, and the environment. Additionally, we are subject to tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. We rely on legal and operational compliance programs, including in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business. We believe we are in compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position in 2022.

Environmental Matters: Compliance with environmental regulations and prioritizing our environmental sustainability efforts are important to us as a good corporate citizen. As such, we have public goals related to waste diversion, water usage intensity reduction, greenhouse gas emissions intensity reduction, and sustainable packaging. In addition, we have implemented and manage a variety of programs across our operations, including energy optimization, utilization of renewable energy, water conservation, recycling, and partnerships with farmers who implement sustainable practices, in support of our commitment to environmental sustainability. We continue to evaluate and modify our processes to further limit our impact on the environment.
Human Capital Management: Our values and principles are rooted in our Basic Beliefs and serve as the foundation for our strategic and daily decisions. As demonstrated by our Basic Beliefs of Quality, People, Ethics, Growth, and Independence, we are committed to supporting our employees holistically, both personally and professionally. With approximately 7,100 full-time employees worldwide, every Smucker employee makes a difference to our Company. We believe it is critical that we have an inclusive and diverse environment and that we take proactive steps to ensure we meet our employees’ physical, emotional, and financial needs. In order to hold ourselves accountable, we conduct an employee engagement survey every two to three years to provide an opportunity for open and confidential feedback from our employees and identify opportunities for improvement. Additionally, we send out pulse surveys as needed to gain additional information based on responses to the larger engagement survey and other topics that may be immediately applicable.

Additional information regarding our human capital management is available in our 2020 Corporate Impact Report that can be found on our website at www.jmsmucker.com/news-stories/corporate-publications/corporate-impact-report. Information on our website, including our 2020 Corporate Impact Report, is not incorporated by reference into this Annual Report on Form 10-K.

Health and Wellness: Maintaining a safe and healthy workplace is among our top priorities. We are diligent in ensuring workforce health and safety through education and training which is provided at all locations. These efforts resulted in us achieving a total recordable incident rate during 2021 that is four times below the national average. Further, we have maintained an unwavering commitment to supporting the health and well-being of our employees during the novel coronavirus (“COVID-19”) pandemic. We have implemented extensive safety and sanitation measures to help ensure employee health and well-being, encouraging remote work for all who are able, and introducing protocols in our manufacturing facilities to allow for appropriate social distancing and protection of our employees. Additionally, we are paying 100 percent of the cost for employee COVID-19 testing and providing personal leave to individuals who test positive or have to care for a family member who tests positive. Further, during 2021, we have reinforced the importance of self-care and the availability of mental health resources to our employees.

As part of our focus on well-being, we emphasize the need for our employees to embrace healthy lifestyles. We offer a variety of wellness education opportunities and on-site conveniences, including our wellness facility, fitness center, and Child Development Center, at our corporate headquarters in Orrville, Ohio. Although some facilities were temporarily closed during 2021 due to the COVID-19 pandemic, we are conducting a phased reopening of these facilities during early 2022.

Diversity and Inclusion: We believe having an inclusive culture and the expertise of diverse professionals across our business is critical to our success. Our commitment to inclusion, diversity, and equity is focused around three pillars:

•Workforce: promoting a diverse workforce;
•Workplace: maintaining an inclusive environment for all employees; and

•Marketplace: sharing our efforts with external constituents to support greater cultural awareness and sensitivity in society.

In support of these pillars, we have accelerated our inclusion and diversity efforts by introducing unconscious bias training and developing employee resource groups to encourage empathy and provide support to our employees. These groups encourage and help employees feel more comfortable bringing their whole selves to work and reinforce our commitment to creating an environment that celebrates the differences that make each of us who we are.

We approach diversity from the top-down, exemplified by our Board of Directors (the “Board”), where 3 of 12 directors are ethnically diverse and 5 of 12 directors are women. Additionally, 3 of 7 members of our Executive Leadership Team are women, demonstrating our belief that a diverse team with a variety of viewpoints is important and further contributes to a more effective decision-making process and overall greater success.

Further, in 2021, Mark Smucker signed the “CEO Action for Diversity and Inclusion” pledge to publicly demonstrate the importance of ensuring inclusivity in the workplace. Additionally, we will honor Juneteenth as a Company holiday beginning this calendar year. We updated our marketing guidelines to clarify our expectations of our social media partners to eliminate hate speech and discriminatory content from their platforms, resulting in us joining the #StopHateForProfit movement. In June 2020, we committed to providing financial support to non-profit organizations that support education, economic advancement, and justice for minorities. As part of this campaign, we are partnering with the Akron Urban League, the Urban League of Greater Cleveland, the Equal Justice Initiative, the Human Rights Campaign, and the NAACP Legal Defense and Educational Fund to further our commitment to this cause. These organizations advocate for inclusion, racial justice, and the advancement of underrepresented people. To ensure ongoing progress against our commitments, we are evaluating our success through several measures, including reviews of organization health assessments, evaluation of workforce composition and minority representation across all levels of the organization, and successful integration of key programming.

Learning and Development: We strive to foster an environment of growth for our people. We support and challenge our employees to increase their knowledge, skills, and capabilities through all phases of their career. Our Employee Development programs offer foundational instruction on Company culture and provide employees additional learning opportunities throughout their career. We are committed to providing the tools and resources our employees need to learn, develop, and grow with us, including the introduction of virtual sessions in light of current social distancing guidelines. A suite of online training and education programs are available to our employees, ranging from role-specific training to education on soft skills and our Company culture. Our best-in-class “Discovering the Art of Leadership” series, developed in collaboration with Case Western Reserve University, teaches our people managers how to effectively lead teams and develop employees. We dedicate time to developing and coaching our people managers to provide support to our employees holistically. This means promoting resonant leadership and the practice of emotional intelligence and mindfulness so our people managers have the knowledge and tools to support the unique needs of each employee.

Compensation and Benefits: We believe compensating our employees at market competitive rates and with performance-based awards supports the overall well-being of our employees. Our Total Rewards program offers competitive, comprehensive benefits to meet the unique needs of each employee at each life stage, including insurance coverage options for domestic partners in addition to married couples. While our approach to paid time off has always been competitive with our industry peers, in 2020, we increased vacation time for employees with less than five years of tenure to three weeks per calendar year. Further, we increased Company paid parental leave from 2 to 12 weeks, in addition to the up to 12 weeks of short-term disability available to birth mothers. Additionally, we introduced pet bereavement leave to allow pet parents to take a day of leave following the loss of a pet.

Community and Social Impact: Supporting the communities where we live and work has been a Company priority since our inception. Through our many partnerships, we are able to understand the needs and support required within our local communities and leverage these relationships to make the connections necessary to offer this critical assistance. With our partners, including the American Red Cross®, United Way®, and Habitat for Humanity®, we have helped support disaster relief efforts with product and financial donations. We have supported the LeBron James Family Foundation and its work with the I PROMISE School, including helping supply the school’s on-site food pantry, donating funds to the school’s library, and the development of the I PROMISE School’s J. M. Smucker Hometown Hall. In addition to our employees volunteering time and effort to help their neighbors in need, they also engage in environmental sustainability efforts, such as participating in a virtual Earth Day event.

Information about our Executive Officers: The names, ages as of June 15, 2021, and current positions of our executive officers are listed below. All executive officers serve at the pleasure of the Board, with no fixed term of office.

Name	Age	Years with Company	Position	Served as an Officer Since
Richard K. Smucker	73	48	Executive Chairman (A)	1974
Mark T. Smucker	51	23	President and Chief Executive Officer (B)	2001
John P. Brase	53	1	Chief Operating Officer (C)	2020
Amy C. Held	47	8	Chief Strategy and International Officer (D)	2018
Jeannette L. Knudsen	51	18	Chief Legal and Compliance Officer and Secretary (E)	2009
Tucker H. Marshall	45	9	Chief Financial Officer (F)	2020
Jill R. Penrose	48	17	Chief People and Administrative Officer (G)	2014
Geoff E. Tanner	47	18	Chief Commercial and Marketing Officer (H)	2019

(A)Mr. Richard Smucker was elected to his present position in May 2016, previously serving as Chief Executive Officer since August 2011.
(B)Mr. Mark Smucker was elected to his present position in May 2016, previously serving as President and President, Consumer and Natural Foods since April 2015.
(C)Mr. Brase was elected to his present position in April 2020, having previously served at The Procter & Gamble Company (“P&G”) for 30 years. He was the Vice President and General Manager of P&G’s North American Family Care business from April 2016 through March 2020.
(D)Ms. Held was elected to her present position in November 2019, having served as Senior Vice President, Corporate Strategy, M&A, and International since July 2018. Prior to that time, she served as Senior Vice President, Strategy and M&A since March 2018, and Vice President, Corporate Strategy and Development since May 2016.
(E)Ms. Knudsen was elected to her present position in November 2019, having served as Senior Vice President, General Counsel and Secretary since May 2016.
(F)Mr. Marshall was elected to his present position in May 2020, having served as Senior Vice President and Deputy Chief Financial Officer since November 2019. Prior to that time, he served as Vice President, Finance since May 2016.
(G)Ms. Penrose was elected to her present position in November 2019, having served as Senior Vice President, Human Resources and Corporate Communications since May 2016.
(H)Mr. Tanner was elected to his present position in November 2019, having served as Senior Vice President, Growth and Consumer Engagement since May 2016.
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

Risks Related to Our Business
The COVID-19 pandemic and related ongoing implications could negatively impact our business and results of operations.
The COVID-19 pandemic has had, and could continue to have, a negative impact on financial markets, economic conditions, and portions of our business and industry as a result of changes in consumer behaviors, retailer inventory levels, cost inflation, manufacturing and supply chain disruption, and overall macroeconomic conditions. While our overall business has benefited from increased at-home consumption due to COVID-19, our ability to sustain heightened sales is dependent on evolving consumer mobility and purchasing behavior. Though the continued availability and effectiveness of vaccines may partially mitigate the risks around the continued spread of COVID-19, the related ongoing implications could negatively impact our business and results of operations in a number of ways, including, but not limited to, the following:

•a shutdown or slowdown of one or more of our manufacturing facilities due to illness or labor shortages could significantly disrupt our production capabilities, particularly with respect to our coffee production, substantially all of which takes place in New Orleans, Louisiana;
•a slowdown or stoppage in our supply chain could result from government restrictions or labor shortages due to illness or if our suppliers, vendors, distributors, or third-party manufacturers fail to meet their obligations to us or experience disruptions in their ability to do so;
•a strain on our supply chain could result from increased consumer demand at our retail and e-commerce customers;
•an increase in commodity and other input costs could result from market volatility, particularly with respect to protein meals, fats, and green coffee, the supply chain for which has been significantly disrupted by COVID-19;
•a significant portion of our workforce, including our management team, could become unable to work as a result of illness or government restrictions, or the attention of our management team could be diverted if any key employees become ill from COVID-19 and are unable to work;
•an impairment in the carrying value of goodwill, other intangible assets, or other long-lived assets, or a change in the useful life of finite-lived intangible assets could occur if there are sustained changes in consumer purchasing behaviors, government restrictions, financial results, or a deterioration of macroeconomic conditions;
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
We have elected to source certain raw materials, such as packaging for our Folgers coffee products, as well as our Jif peanut butter, and finished goods, such as K-Cup® pods and our Pup-Peroni dog snacks, from single sources of supply. While we believe that, except as set forth below, alternative sources of these raw materials and finished goods could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a single-source supplier would result in additional costs, could have a disruptive short-term effect on our business, and could adversely affect our results of operations.
Keurig is our single-source supplier for K-Cup® pods, which are used in its proprietary Keurig® K-Cup® brewing system. There are a limited number of manufacturers other than Keurig that are making pods that will work in such proprietary brewing system. If Keurig is unable to supply K-Cup® pods to us for any reason, it could be difficult to find an alternative supplier for such goods on commercially reasonable terms, which could have a material adverse effect on our results of operations.
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
Our ability and the ability of our third-party suppliers and service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, work stoppage, terrorism, pandemic illness (such as the COVID-19 pandemic), or other causes, could significantly impair our ability to operate our business. In particular, substantially all of our coffee production takes place in New Orleans, Louisiana, and is subject to risks associated with hurricane and other weather-related events, and some of our production facilities are located in places where tornadoes or wildfires can frequently occur, such as Alabama, Kansas, and California. In addition, we are actively monitoring COVID-19 and its impact on our supply chain and consolidated results of operations, which could be negatively impacted in a number of ways, as previously noted. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations.

Our business could be harmed by strikes or work stoppages.
As of April 30, 2021, 24 percent of our full-time employees, located at eight manufacturing locations, are covered by collective bargaining agreements. These contracts vary in term depending on location, with five contracts expiring in 2022, representing 8 percent of our total employees. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.
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
Our operations are subject to the general risks associated with acquisitions, divestitures, and restructurings.
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
In addition, we have made strategic divestitures of brands and businesses, including the sale of the Crisco, Natural Balance, and U.S. baking businesses, and we may do so in the future. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs and transition services, our business and financial results could be negatively impacted. Divestitures and related restructuring costs, such as the restructuring plan entered into in 2021, require a significant amount of management and operational resources. These additional demands could divert management’s attention from core business operations, potentially adversely impacting existing business relationships and employee morale, resulting in negative impacts on our financial performance.

We may not realize the benefits we expect from our cost reduction and other cash management initiatives.
We continuously pursue initiatives to reduce costs, increase effectiveness, and optimize cash flow. We may not realize all of the anticipated cost savings or other benefits from such initiatives. Other events and circumstances, such as financial or strategic difficulties, delays, or unexpected costs, may also adversely impact our ability to realize all of the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation will require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Any failure to implement these initiatives in accordance with our plans could adversely affect our business and financial results.
Risks Related to Our Industry

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
Sales to Walmart Inc. and subsidiaries amounted to 32 percent of net sales in 2021. These sales are primarily included in our U.S. retail market segments. Trade receivables – net at April 30, 2021, included amounts due from Walmart Inc. and subsidiaries of $149.7 million, or 28 percent of the total trade receivables – net balance. During 2021, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers as the retail environment continues to consolidate. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales and profitability. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.
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
Financial Risks
Our results may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.
We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, protein meals, oils and fats, grains, sweeteners, and fruit.

In addition, we and our business partners utilize significant quantities of plastic, glass, and cardboard to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, weather, natural disasters, pandemic illness (such as the COVID-19 pandemic), foreign currency fluctuations, investor speculation, trade agreements, political unrest, consumer demand, and changes in governmental agricultural programs. In particular, the supply chain for protein meals, fats, and green coffee has been significantly disrupted by the COVID-19 pandemic; therefore, the price for these commodities has increased and may continue to increase due to such disruptions. We also compete for certain raw materials, notably corn and soy-based agricultural products, with the biofuels industry, which has resulted in increased prices for these raw materials. Additionally, farm acreage currently devoted to other agricultural products we purchase may be utilized for biofuels crops resulting in higher costs for the other agricultural products we utilize. Although we use futures, options, basis, and fixed price contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in our raw material and energy costs.

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
We currently do not qualify any of our commodity or foreign currency exchange derivatives for hedge accounting treatment. We instead mark-to-market our derivatives through the Statement of Consolidated Income, which results in changes in the fair value of all of our derivatives being immediately recognized in consolidated earnings, resulting in potential volatility in both gross profit and net income. These gains and losses are reported in cost of products sold in our Statement of Consolidated Income but are excluded from our segment operating results and non-GAAP earnings until the related inventory is sold, at which time the gains and losses are reclassified to segment profit and non-GAAP earnings. Although this accounting treatment aligns the derivative gains and losses with the underlying exposure being hedged within segment results, it may result in volatility in our consolidated earnings.
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
Our fixed- and variable-rate debt use the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing interest rates, and we enter into interest rate swaps from time to time that contain a variable element based on LIBOR. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond calendar year 2021. Once LIBOR ceases to be available, we may need to amend affected agreements, and we cannot predict what alternative index will be negotiated with our counterparties. Although we do not anticipate a significant impact to our financial position as a result of this transition given our current mix of fixed- and variable-rate debt, our interest expense could increase, and our available cash flow for general corporate requirements may be adversely affected.
Our substantial debt obligations could restrict our operations and financial condition. Additionally, our ability to generate cash to make payments on our indebtedness depends on many factors beyond our control.
As of April 30, 2021, we had $4.8 billion of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:
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
A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At April 30, 2021, the carrying value of goodwill and other intangible assets totaled $12.1 billion, compared to total assets of $16.3 billion and total shareholders’ equity of $8.1 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
As of April 30, 2021, goodwill and indefinite-lived intangible assets totaled $6.0 billion and $2.9 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $2.4 billion and $1.4 billion, respectively, within the U.S. Retail Pet Foods segment, and $2.1 billion and $1.2 billion, respectively, within the U.S. Retail Coffee segment, which represent approximately 80 percent of the total goodwill and indefinite-lived intangible assets as of April 30, 2021. Furthermore, the carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment are susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is primarily attributable to the recognition of these assets at fair value resulting from recent impairment charges and the acquisition of Ainsworth in 2019. To date, we have recognized $465.0 million of impairment charges related to the goodwill and indefinite-lived intangible assets acquired as part of the Big Heart Pet Brands (“Big Heart”) acquisition in 2015, primarily as a result of reductions in our long-term net sales and profitability projections.
We do not believe that the Pet Foods reporting unit or any of the indefinite-lived assets within the U.S. Retail Pet Foods segment are more likely than not impaired as of April 30, 2021. However, further changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, an adverse change to macroeconomic conditions, or a change to other assumptions could result in additional impairment losses in the future, which could be significant. As of April 30, 2021, the estimated fair value was substantially in excess of the carrying value for the majority of the remaining reporting units and material indefinite-lived intangible assets, and in all such instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment.
Furthermore, we continue to evaluate the potential impact of COVID-19 on the fair value of our goodwill and indefinite-lived intangible assets. While we concluded there were no indicators of impairment as of April 30, 2021, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment, specifically as it relates to the Away From Home reporting unit, which has experienced a significant decline in demand as a result of COVID-19. For additional information, refer to Note 7: Goodwill and Other Intangible Assets.
Risks Related to Regulation and Litigation
We could be subject to adverse publicity or claims from consumers.
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

We are subject to income and other taxes, primarily in the U.S. and Canada, based upon the jurisdictions in which our sales and profits are determined to be earned and taxed. Federal, state, and foreign statutory tax rates and taxing regimes have been subject to significant change and continue to evolve. Our interpretation of current tax laws and their applicability to our business, as well as any changes to existing laws, can significantly impact our effective tax rate and deferred tax balances. In particular, recent proposals brought forth by the new U.S. presidential administration include increases to federal income tax rates that, if enacted, could have a material impact to our financial results. We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service (“IRS”) and other taxing authorities with respect to taxes within and outside of the U.S. Although we believe our tax estimates are reasonable, the final outcome of tax controversies could result in material incremental tax liabilities, including interest and penalties. Our effective tax rate is also influenced by the geography, timing, nature, and magnitude of transactions, such as acquisitions and divestitures, restructuring activities, and impairment charges.
Our operations are subject to various regulations and laws, in addition to tax laws, administered by federal, state, and local government agencies in the U.S. as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, packaging, labeling, distribution, and sale of food products are each subject to governmental regulation that is increasingly extensive, encompassing such matters as ingredients (including whether a product contains genetically modified ingredients), packaging, pricing, advertising, relations with distributors and retailers, health, safety, data privacy, and the environment. Additionally, we are routinely subject to new or modified securities regulations, other laws and regulations, and accounting and reporting standards.
In the U.S., we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Food Safety Modernization Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Tariff Act, laws governing equal employment opportunity, and various other federal statutes and regulations. We are also subject to various state and local statutes and regulations, including the California Safe Drinking Water and Toxic Enforcement Act of 1986 (better known as “Proposition 65”), which requires that a specific warning appear on any product sold in the State of California that contains a substance listed by that state as having been found to cause cancer or birth defects. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products, as well as civil penalties.
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
There is significant political and scientific concern that emissions of carbon dioxide and other greenhouse gases may alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The emission of such greenhouse gases may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, peanuts, protein meals, oils and fats, grains, sweeteners, and fruit. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. Specifically, due to unforeseen weather events in Texas, Oklahoma, and Kansas during 2021, our pet manufacturing facilities in Kansas were temporarily shut down. Although we consider this to be an uncommon event, extreme weather could disrupt our production in the future, adversely affecting our ability to meet customer deadlines and supply demands.
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
General Risk Factors
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.     Properties.
The table below lists all of our manufacturing and processing facilities at April 30, 2021. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that the capacity at our existing facilities will be sufficient to sustain current operations and the anticipated near-term growth of our businesses.
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

Locations	Products Produced/Processed/Stored	Primary Reportable Segment
Bloomsburg, Pennsylvania	Wet dog and cat food and dry dog and cat food	U.S. Retail Pet Foods
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Chico, California	Fruit and vegetable juices and beverages and grain products	U.S. Retail Consumer Foods
Decatur, Alabama	Dry dog and cat food	U.S. Retail Pet Foods
Frontenac, Kansas	Dry dog and cat food	U.S. Retail Pet Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Havre de Grace, Maryland	Fruit and vegetable juices and beverages	U.S. Retail Consumer Foods
Lawrence, Kansas	Dry dog food	U.S. Retail Pet Foods
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Longmont, Colorado	Frozen sandwiches	U.S. Retail Consumer Foods
Meadville, Pennsylvania	Dry dog and cat food	U.S. Retail Pet Foods
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Consumer Foods
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (four facilities) (A)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Ripon, Wisconsin	Fruit spreads, toppings, syrups, and condiments	U.S. Retail Consumer Foods
Scottsville, Kentucky	Frozen sandwiches	U.S. Retail Consumer Foods
Seattle, Washington (A)	Nut mix products	U.S. Retail Consumer Foods
Sherbrooke, Quebec	Canned milk	Other (C)
Suffolk, Virginia (B)	Liquid coffee	Other (C)
Topeka, Kansas	Dry dog and cat food and dog and cat snacks	U.S. Retail Pet Foods
(A)We lease our coffee silo facility in New Orleans and our facilities in Seattle.
(B)As recently announced, we plan to close our Suffolk liquid coffee plant by the end of 2022.
(C)Represents the combined International and Away From Home operating segments.
Item 3.    Legal Proceedings.
The information required for this Item is incorporated herein by reference to Note 16: Contingencies in Part II, Item 8 in this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are listed on the New York Stock Exchange – ticker symbol SJM. There were 324,874 shareholders of record as of June 10, 2021, of which 34,421 were registered holders of common shares.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the fourth quarter of 2021, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2021 - February 28, 2021	380	$118.78	—	4,086,598
March 1, 2021 - March 31, 2021	1,275,930	117.64	1,275,126	2,811,472
April 1, 2021 - April 30, 2021	—	—	—	2,811,472
Total	1,276,310	$117.64	1,275,126	2,811,472
(a)    Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(c)    During the fourth quarter of 2021, we repurchased approximately 1.3 million common shares under our repurchase program, as discussed in Note 17: Common Shares in Part II, Item 8 in this Annual Report on Form 10-K.
(d)    As of April 30, 2021, there were approximately 2.8 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Comparison of Cumulative Total Return: The following graph compares the cumulative total shareholder return for the five years ended April 30, 2021, for our common shares, the Standard & Poor’s (“S&P”) Packaged Foods & Meats Index, and the S&P 500 Index. These figures assume all dividends are reinvested when received and are based on $100.00 invested in our common shares and the referenced index funds on April 30, 2016.

	April 30,
	2016	2017	2018	2019	2020	2021
The J. M. Smucker Company	$100.00	$101.92	$94.22	$104.38	$100.89	$118.62
S&P Packaged Foods & Meats	100.00	105.77	90.62	100.12	105.22	123.73
S&P 500	100.00	117.92	133.56	151.58	152.89	223.20

Copyright © 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 6.     [Reserved]
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
Company Background
Inspired by more than 120 years of business success and five generations of family leadership, The J. M. Smucker Company makes food that people and pets love. The Company’s portfolio of 40+ brands, which are found in nearly 90 percent of U.S. homes and countless away from home dining locations, include iconic products consumers have always loved such as Folgers, Jif, and Milk-Bone, plus new favorites like Café Bustelo, Smucker’s Uncrustables, and Rachael Ray Nutrish. Over the past two decades, the Company has grown by thoughtfully acquiring leading and emerging brands, while ensuring the business has a positive impact on its 7,000+ employees, the communities it is a part of, and the planet.
We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. Effective during the first quarter of 2021, the presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable. As a result of leadership changes, these operating segments are being managed and reported separately and no longer represent a reportable segment for segment reporting purposes. Segment results for prior periods have not been modified, as the combination of these operating segments represents the previously reported International and Away From Home reportable segment.
The U.S. retail market segments in total comprised 88 percent of net sales in 2021 and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. In the U.S. retail market segments, our products are sold primarily to food retailers, club stores, discount and dollar stores, food wholesalers, online retailers, pet specialty stores, natural foods stores and distributors, drug stores, military commissaries, and mass merchandisers. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
Strategic Overview
We remain rooted in our Basic Beliefs of Quality, People, Ethics, Growth, and Independence established by our founder and namesake, Jerome Smucker, more than a century ago. Today, these Basic Beliefs are the core of our unique corporate culture and serve as a foundation for decision-making and actions. We have been led by five generations of family leadership, having had only six chief executive officers in 124 years. This continuity of management and thought extends to the broader leadership team that embodies the values and embraces the business practices that have contributed to our consistent growth. Our strategic vision is to own and market a portfolio of food and beverage brands that combines number one and leading brands with emerging, on-trend brands to drive balanced, long-term growth, primarily in North America.

Our strategic growth objectives include increasing net sales by 2 percent and operating income excluding non-GAAP adjustments (“adjusted operating income”) by 5 percent on average over the long term. Related to income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”), our strategic growth objective is to achieve an average increase of 8 percent over the long term. We expect organic growth, including new products, to drive much of our top-line growth, while the contribution from acquisitions will vary from year to year. Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets; divestiture, acquisition, integration, and restructuring costs (“special project costs”); gains and losses related to the sale of a business; unallocated gains and losses on commodity and foreign currency exchange derivative activities (“unallocated derivative gains and losses”); and other one-time items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Due to the unknown and potentially prolonged impact of COVID-19, we may experience difficulties or be delayed in achieving our long-term strategies; however, we continue to evaluate the effects from COVID-19 on our long-term growth objectives.
Net sales has increased at a compound annual growth rate of 1 percent over the past five years, while adjusted operating income and adjusted earnings per share have increased at a rate of 1 percent and 4 percent, respectively, over the same period. These increases were driven by increased at-home consumption for the U.S. Retail Coffee and U.S. Retail Consumer Foods segments and the Ainsworth acquisition in 2019, partially offset by the reduction in net sales from the divestitures of the Crisco and Natural Balance businesses in 2021 and the U.S. baking business in 2019. Net cash provided by operating activities has increased at a compound annual growth rate of 1 percent over the past five years. Our cash deployment strategy is to balance reinvesting in our business through acquisitions and capital expenditures with returning cash to our shareholders through the payment of dividends and share repurchases. Our deployment strategy also includes a significant focus on debt repayment.

On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods. The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. Under our ownership, the business generated net sales of $198.9 and $269.2 in 2021 and 2020, respectively, primarily included in the U.S. Retail Consumer Foods segment. We received net proceeds from the divestiture of $530.2, which were net of cash transaction costs and included a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $114.8 during 2021, which is included in other operating expense (income) – net within the Statement of Consolidated Income.

On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus. The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7 and $222.8 in 2021 and 2020, respectively, included in the U.S. Retail Pet Foods segment. We received net proceeds from the divestiture of $33.8, which were net of cash transaction costs and included a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax loss of $89.5 during 2021, which is included in other operating expense (income) – net within the Statement of Consolidated Income.
COVID-19
The spread of COVID-19 throughout the United States and the international community has had, and will continue to have, an impact on financial markets, economic conditions, and portions of our business and industry.

During 2021, state governments reopened their economies, while adhering to new guidelines and enhanced safety measures, such as social distancing and face mask protocols. While there has been a general downward trend in U.S. cases in calendar year 2021, consumers continue to stay at home more frequently as a precaution, and as a result, at-home food consumption and demand remains elevated. We anticipate these changes in consumer behavior to continue into 2022, dependent upon continued vaccine availability and effectiveness, as well as the impact of additional strains of the virus.

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

During 2021, we continued to experience an increase in orders, primarily across our U.S. Retail Coffee and U.S. Retail Consumer Foods segments, in response to the increased consumer demand for our products related to the elevated at-home consumption. It is anticipated that the increase in consumer demand will continue, to a lesser extent, through the beginning of 2022. A decline in products sold in away from home channels has also been experienced as a result of COVID-19, which has negatively impacted our net sales in our Away From Home operating segment, and we expect COVID-19 will continue to adversely affect our net sales while government-mandated safety measures are in place and consumers continue to stay at home as a precaution. However, as states have reopened their economies during 2021, our net sales for the away from home channels improved compared to the initial months of the pandemic. This trend could reverse during 2022 if cases rise and governments impose additional safety measures that further impact away from home consumption, which is partially dependent upon continued vaccine availability and effectiveness. Overall, the impact of COVID-19 remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; the federal, state, and local government actions taken in response; continued vaccine availability and effectiveness; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, supply chain, consolidated results of operations, financial condition, and liquidity.

Results of Operations
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended April 30, 2021 and 2020. For the comparisons of the years ended April 30, 2020 and 2019, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2020 Annual Report on Form 10-K.

	Year Ended April 30,
	2021	2020	% Increase (Decrease)
Net sales	$8,002.7	$7,801.0	3%
Gross profit	$3,138.7	$3,002.0	5
% of net sales	39.2%	38.5%
Operating income	$1,386.8	$1,223.1	13
% of net sales	17.3%	15.7%
Net income:
Net income	$876.3	$779.5	12
Net income per common share – assuming dilution	$7.79	$6.84	14
Adjusted gross profit (A)	$3,048.5	$2,982.4	2
% of net sales	38.1%	38.2%
Adjusted operating income (A)	$1,528.8	$1,508.7	1
% of net sales	19.1%	19.3%
Adjusted income: (A)
Income	$1,025.0	$999.1	3
Earnings per share – assuming dilution	$9.12	$8.76	4
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.

Net Sales

	Year Ended April 30,
	2021	2020	Increase (Decrease)	%
Net sales	$8,002.7	$7,801.0	$201.7	3%
Crisco divestiture	—	(112.4)	112.4	1
Natural Balance divestiture	—	(53.6)	53.6	1
Foreign currency exchange	(7.7)	—	(7.7)	—
Net sales excluding divestitures and foreign currency exchange (A)	$7,995.0	$7,635.0	$360.0	5%
Amounts may not add due to rounding.
(A)Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales in 2021 increased $201.7, or 3 percent, which includes $166.0 of noncomparable net sales in the prior year related to the Crisco and Natural Balance divestitures. Net sales excluding divestitures and foreign currency exchange increased $360.0, or 5 percent, driven by favorable volume/mix across all of our retail businesses, supported by increased at-home consumption for the U.S. Retail Coffee and U.S. Retail Consumer Foods segments. The retail business growth was partially offset by unfavorable volume/mix for the Away From Home operating segment.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Year Ended April 30,
	2021	2020
Gross profit	39.2%	38.5%
Selling, distribution, and administrative expenses:
Marketing	3.9%	3.9%
Advertising	2.8	2.5
Selling	3.0	3.2
Distribution	3.4	3.6
General and administrative	5.9	5.8
Total selling, distribution, and administrative expenses	19.0%	18.9%
Amortization	2.9	3.0
Other intangible assets impairment charges	—	0.7
Other special project costs	0.3	0.2
Other operating expense (income) – net	(0.4)	—
Operating income	17.3%	15.7%
Amounts may not add due to rounding.

Gross profit increased $136.7, or 5 percent, in 2021, driven by increased contribution from volume/mix and a net benefit from price and costs, including a favorable change in derivative gains and losses as compared to the prior year, partially offset by the noncomparable impact related to the Crisco and Natural Balance divestitures.

Operating income increased $163.7, or 13 percent, primarily reflecting the increase in gross profit, a $52.4 intangible asset impairment charge in the prior year, and a $25.3 net pre-tax gain related to the divestitures of the Crisco and Natural Balance businesses, partially offset by a $48.8 increase in selling, distribution, and administrative (“SD&A”) expenses.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets; special project costs; gains and losses related to the sale of a business; unallocated derivative gains and losses; and other one-time items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) increased $66.1, or 2 percent, in 2021, reflecting the exclusion of unallocated derivative gains, as compared to GAAP gross profit. Adjusted operating income increased $20.1, or 1 percent, as compared to the prior year, further reflecting the exclusion of impairment charges and the net pre-tax gain on divestitures.

Interest Expense
Net interest expense decreased $12.1, or 6 percent, in 2021, primarily as a result of reduced debt outstanding as compared to the prior year. For additional information, see “Capital Resources” in this discussion and analysis.
Other Income (Expense) – Net
Net other expense increased $30.6 in 2021, primarily reflecting pension settlement charges of $35.5, which includes the aggregate $29.6 pre-tax settlement charges recognized during 2021 related to the purchase of a group annuity contract to transfer our Canadian defined benefit pension plan obligations to an insurance company. For further information, refer to Note 9: Pensions and Other Postretirement Benefits.
Income Taxes
Income taxes increased $48.4, or 20 percent, in 2021, as compared to the prior year. The effective tax rate of 25.2 percent for 2021 varied from the U.S. statutory tax rate of 21.0 percent primarily due to the impact of state income taxes, as well as additional net income tax expense related to the divestitures of the Crisco and Natural Balance businesses during the third quarter of 2021. The effective tax rate of 24.1 percent for 2020 varied from the U.S. statutory tax rate of 21.0 percent primarily due to the impact of state income taxes. We anticipate a full-year effective tax rate for 2022 to be approximately 24.0 percent. For additional information, refer to Note 14: Income Taxes.

Restructuring Activities
A restructuring program was approved by the Board during the third quarter of 2021 associated with opportunities identified to reduce our overall cost structure and optimize our organizational design, inclusive of stranded overhead associated with recent divestitures of the Crisco and Natural Balance businesses. For additional information related to these divestitures, see Note 4: Divestitures. During the fourth quarter of 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, production facility by the end of 2022, as a result of a new strategic partnership for the production of our Away From Home liquid coffee. While the entire scope of the program cannot be quantified at this time, we expect to incur approximately $85.0 in costs associated with the restructuring activities approved to date. Approximately half of these costs are expected to be accelerated depreciation and other transition and termination costs associated with our cost reduction and margin management initiatives, while the remainder represents employee-related costs. We anticipate the activities associated with this restructuring program will be completed by the end of 2023, with over half of the costs expected to be incurred by the end of 2022. We have incurred total cumulative restructuring costs of $24.1, which were all incurred during the second half of 2021. For further information, refer to Note 3: Integration and Restructuring Costs.
Commodities Overview
The raw materials we use in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The most significant of these materials, based on 2021 annual spend, are green coffee, peanuts, protein meals, oils and fats, and plastic containers. Green coffee, corn, certain meals, oils, and grains are traded on active regulated exchanges, and the price of these commodities fluctuates based on market conditions. Derivative instruments, including futures and options, are used to minimize the impact of price volatility for these commodities.

We source green coffee from more than 20 coffee-producing countries. Its price is subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries.

We source peanuts, protein meals, and oils and fats mainly from North America. We are one of the largest procurers of peanuts in the U.S. and frequently enter into long-term purchase contracts for various periods of time to mitigate the risk of a shortage of this commodity. The oils we purchase are mainly peanut and soybean. The price of peanuts, protein meals, and oils are driven primarily by weather, which impacts crop sizes and yield, as well as global demand, especially from large importing countries such as China and India. In particular, the supply chain for protein meals, fats, and green coffee has been significantly disrupted by the COVID-19 pandemic, and therefore, the price for these commodities has increased and may continue to increase due to such disruptions. Furthermore, the price of peanuts has been impacted by the recent decrease in crop supply.

We frequently enter into long-term contracts to purchase plastic containers, which are sourced mainly from within the U.S. Plastic resin is made from petrochemical feedstock and natural gas feedstock, and the price can be influenced by feedstock, energy, and crude oil prices as well as global economic conditions.
Excluding the impact of derivative gains and losses, our overall commodity costs in 2021 were higher than in 2020, primarily due to higher costs for green coffee and peanuts.

Segment Results
We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. Effective during the first quarter of 2021, the presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable. As a result of leadership changes, these operating segments are being managed and reported separately and no longer represent a reportable segment for segment reporting purposes. Segment results for prior periods have not been modified, as the combination of these operating segments represents the previously reported International and Away From Home reportable segment.

The U.S. Retail Pet Foods segment primarily includes domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone, 9Lives, Kibbles ’n Bits, Pup-Peroni, and Nature’s Recipe branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; and the U.S. Retail Consumer Foods segment primarily includes domestic sales of Smucker’s and Jif branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).

	Year Ended April 30,
	2021	2020	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$2,844.5	$2,869.5	(1)%
U.S. Retail Coffee	2,374.6	2,149.5	10
U.S. Retail Consumer Foods	1,835.7	1,731.7	6
International and Away From Home	947.9	1,050.3	(10)
Segment profit:
U.S. Retail Pet Foods	$487.0	$552.7	(12)%
U.S. Retail Coffee	769.1	691.0	11
U.S. Retail Consumer Foods	472.5	389.7	21
International and Away From Home	124.1	173.4	(28)
Segment profit margin:
U.S. Retail Pet Foods	17.1%	19.3%
U.S. Retail Coffee	32.4	32.1
U.S. Retail Consumer Foods	25.7	22.5
International and Away From Home	13.1	16.5

U.S. Retail Pet Foods

The U.S. Retail Pet Foods segment net sales decreased $25.0 in 2021, inclusive of the impact of $53.6 of noncomparable net sales in the prior year related to the divested Natural Balance business. Excluding the noncomparable impact of the divested business, net sales increased $28.6, or 1 percent, primarily due to favorable volume/mix, partially offset by lower net price realization. The favorable volume/mix contributed 2 percentage points to net sales, primarily reflecting growth for dog snacks and cat food, driven by Milk-Bone and Pup-Peroni dog snacks, as well as 9Lives and Meow Mix cat food, partially offset by declines for dog food, driven by Nature’s Recipe and Kibbles ’n Bits. Lower net price realization reduced net sales by 1 percentage point, primarily reflecting increased trade spend. Segment profit decreased $65.7, driven by lower net pricing, increased marketing expense, and a recovery in the prior year from a legal settlement related to a supplier issue.

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased $225.1 in 2021, reflecting favorable volume/mix, which contributed 11 percentage points to net sales, related to growth for the Dunkin’, Café Bustelo, and Folgers brands. The favorable volume/mix primarily reflects elevated at-home coffee consumption. Net price realization reduced net sales by 1 percentage point. Segment profit increased $78.1, primarily due to the favorable volume/mix, partially offset by increased marketing expense.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales increased $104.0 in 2021, inclusive of the impact of $101.2 of noncomparable net sales in the prior year related to the divested Crisco business. Excluding the noncomparable impact of the divested business, net sales increased $205.2, or 13 percent, primarily due to favorable volume/mix, which contributed 8 percentage points to net sales, reflecting growth for the Smucker’s brand, inclusive of Uncrustables frozen sandwiches and fruit spreads, and Jif peanut butter. The favorable volume/mix primarily reflects elevated at-home consumption and continued growth of our Uncrustables brand. Higher net pricing increased net sales by 4 percentage points, primarily driven by the impact of a peanut butter list price increase taken on the Jif brand during the second quarter of 2021. Segment profit increased $82.8, reflecting the favorable impact of higher net pricing, the increased contribution from volume/mix, and the lapping of a write-off of equipment related to the discontinuation of Jif Power Ups® during the prior year, partially offset by the noncomparable segment profit in the prior year related to the divested Crisco business and increased marketing expense.
International and Away From Home

International and Away From Home net sales decreased $102.4 in 2021, including the noncomparable impact of $11.2 of net sales in the prior year related to the divested Crisco business. Excluding the noncomparable impact of the divested business, net sales decreased $91.2, primarily reflecting a 21 percent decline for the Away From Home operating segment, partially offset by net sales growth of 4 percent for the International operating segment. Unfavorable volume/mix for the combined businesses reduced net sales by 10 percentage points, primarily driven by coffee, portion control, and sweetener products in away from home channels. These declines were partially offset by gains for Uncrustables frozen sandwiches in away from home channels and dog snacks and cat food in the International operating segment. Foreign currency exchange had a $7.7 favorable impact on net sales. Segment profit decreased $49.3, primarily reflecting the unfavorable volume/mix and higher input costs, partially offset by lower SD&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $334.3 at April 30, 2021, compared to $391.1 at April 30, 2020.

The following table presents selected cash flow information.

	Year Ended April 30,
	2021	2020
Net cash provided by (used for) operating activities	$1,565.0	$1,254.8
Net cash provided by (used for) investing activities	311.1	(271.5)
Net cash provided by (used for) financing activities	(1,943.9)	(688.7)

Net cash provided by (used for) operating activities	$1,565.0	$1,254.8
Additions to property, plant, and equipment	(306.7)	(269.3)
Free cash flow (A)	$1,258.3	$985.5
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $310.2 increase in cash provided by operating activities in 2021 was primarily driven by a favorable benefit from lapping the settlement of interest rate contracts for $239.8 during 2020. In addition, net income adjusted for noncash items was higher in the current year. The cash required to fund working capital decreased compared to the prior year, primarily related to lower payments for accounts payable driven by working capital initiatives, inclusive of a supplier financing program entered into during the second half of 2020, and an increase in cash from trade receivables due to the timing of sales and payments, which was mostly offset by increased inventory levels reflecting the lapping of increased consumer demand in the fourth quarter of 2020.

Cash provided by investing activities in 2021 primarily consisted of net proceeds from the divestitures of the Crisco and Natural Balance businesses of $564.0 and a decrease of $54.0 in our derivative cash margin account balances, partially offset by $306.7 in capital expenditures. Cash used for investing activities in 2020 primarily consisted of $269.3 in capital expenditures.
Cash used for financing activities in 2021 consisted primarily of long-term debt repayments of $700.0, purchase of treasury shares of $678.4, dividend payments of $403.2, and a net decrease in short-term borrowings of $166.4. Cash used for financing activities in 2020 consisted primarily of long-term debt repayments of $900.0, dividend payments of $396.8, and a $185.8 net decrease in short-term borrowings, partially offset by $798.2 in long-term debt proceeds.

Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 120 days. During the second half of 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2021 and 2020, $304.2 and $157.5 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During 2021 and 2020, we paid $663.5 and $31.8, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of the remaining proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2021. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in Council for Education and Research on Toxics (“CERT”) v. Brad Barry LLC, et al., which alleges that we, in addition to nearly eighty other defendants (collectively the “Defendants”) who manufacture, package, distribute, or sell packaged coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. CERT sought equitable relief, including warnings to consumers, as well as civil penalties in the amount of the statutory maximum of $2,500 per day per violation of Proposition 65. In addition, CERT asserted that every consumed cup of coffee, absent a compliant warning, was equivalent to a violation under Proposition 65. In June 2019, the state agency responsible for administering the Proposition 65 program, the California Office of Environmental Health Hazard Assessment (“OEHHA”), approved a regulation clarifying that cancer warnings are not required for coffee under Proposition 65, and in August 2020, the trial court granted the Defendants’ motion for summary judgment based on the regulation. CERT appealed the ruling in November 2020 to the California Court of Appeals for the Second Appellate District, which is currently pending.

We are also defendants in nine pending putative class action lawsuits filed in federal courts in California, Florida, Illinois,
Missouri, Texas, Washington, and Washington D.C. The plaintiffs in those actions assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of
Folgers coffee on the packaging for those products. Five of the lawsuits have been transferred to the United States District
Court for the Western District of Missouri for coordinated pre-trial proceedings. Similar claims have been asserted against certain retailers of our Folgers coffee products, and indemnity claims have been asserted by such retailers against us. Various other potential plaintiffs have threatened to assert similar claims against us.

The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2021, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere. For additional information, see Note 16: Contingencies.

Capital Resources
The following table presents our capital structure.

	April 30,
	2021	2020
Current portion of long-term debt	$1,152.9	$—
Short-term borrowings	82.0	248.0
Long-term debt, less current portion	3,516.8	5,373.3
Total debt	$4,751.7	$5,621.3
Shareholders’ equity	8,124.8	8,190.9
Total capital	$12,876.5	$13,812.2
During the third quarter of 2021, we prepaid, in full, the remaining outstanding balance of the $1.5 billion Term Loan Credit Agreement (“Term Loan”) that was entered into in April 2018 to partially finance the Ainsworth acquisition, as discussed in Note 2: Acquisition. During 2021 and 2020, we prepaid $700.0 and $100.0 on the Term Loan, respectively.

We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2021, we had $82.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.17 percent.
We are in compliance with all of our debt covenants. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
On October 22, 2020, the Board authorized the repurchase of up to 5.0 million common shares, in addition to the 3.6 million common shares that remained available for repurchase pursuant to prior authorizations of the Board, for a total of 8.6 million common shares available for repurchase. Under the repurchase program, a total of 5.8 million common shares were repurchased for $671.9 during 2021. Included in the total repurchases during the third quarter of 2021 were 2.0 million common shares repurchased under a 10b5-1 plan entered into on December 30, 2020. At April 30, 2021, approximately 2.8 million common shares remain available for repurchase pursuant to the Board’s authorizations. We did not repurchase any common shares under a repurchase plan authorized by the Board during 2020.
The following table presents certain cash requirements related to 2022 investing and financing activities based on our current expectations.

Projection Year Ending April 30, 2022
Principal payments – excludes the impact of potential debt refinancing	$1,150.0
Dividend payments – based on current rates and common shares outstanding	390.0
Capital expenditures	380.0
Interest payments	153.4
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

During 2021, we returned $100.0 of foreign cash to the U.S. from Canada. The repatriation was subject to $5.0 of foreign withholding taxes, while U.S. federal and state income taxes were not significant. As of April 30, 2021, we have re-evaluated our global cash needs and determined that a portion of our undistributed earnings, primarily in Canada, are no longer permanently reinvested, resulting in the recognition of an immaterial deferred tax liability.

NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial measures including: net sales excluding divestitures and foreign currency exchange; adjusted gross profit; adjusted operating income; adjusted income; adjusted earnings per share; earnings before interest, taxes, depreciation, amortization, and impairment charges related to intangible assets (“EBITDA (as adjusted)”); and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board also utilizes certain non-GAAP financial measures as components for measuring performance for incentive compensation purposes.

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets; special project costs; gains and losses related to the sale of a business; unallocated derivative gains and losses; and other one-time items that do not directly reflect ongoing operating results. Additionally, income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective tax rate, certain exclusions from non-GAAP results, such as the permanent tax impacts associated with the Crisco and Natural Balance divestitures, can significantly impact our adjusted effective income tax rate.

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

	Year Ended April 30,
	2021	2020
Gross profit reconciliation:
Gross profit	$3,138.7	$3,002.0
Unallocated derivative losses (gains)	(93.6)	(19.6)
Cost of products sold – special project costs	3.4	—
Adjusted gross profit	$3,048.5	$2,982.4
Operating income reconciliation:
Operating income	$1,386.8	$1,223.1
Amortization	233.0	236.3
Other intangible assets impairment charges	3.8	52.4
Gain on divestitures – net	(25.3)	—
Unallocated derivative losses (gains)	(93.6)	(19.6)
Cost of products sold – special project costs	3.4	—
Other special project costs	20.7	16.5
Adjusted operating income	$1,528.8	$1,508.7
Net income reconciliation:
Net income	$876.3	$779.5
Income tax expense (benefit)	295.6	247.2
Amortization	233.0	236.3
Other intangible assets impairment charges	3.8	52.4
Gain on divestitures – net	(25.3)	—
Unallocated derivative losses (gains)	(93.6)	(19.6)
Cost of products sold – special project costs	3.4	—
Other special project costs	20.7	16.5
Other one-time items:
Pension plan termination settlement charges (A)	29.6	—
Adjusted income before income taxes	$1,343.5	$1,312.3
Income taxes, as adjusted	318.5	313.2
Adjusted income	$1,025.0	$999.1
Weighted-average shares – assuming dilution	112.4	114.0
Adjusted earnings per share – assuming dilution	$9.12	$8.76
EBITDA (as adjusted) reconciliation:
Net income	$876.3	$779.5
Income tax expense (benefit)	295.6	247.2
Interest expense – net	177.1	189.2
Depreciation	219.5	210.2
Amortization	233.0	236.3
Other intangible assets impairment charges	3.8	52.4
EBITDA (as adjusted)	$1,805.3	$1,714.8
Free cash flow reconciliation:
Net cash provided by (used for) operating activities	$1,565.0	$1,254.8
Additions to property, plant, and equipment	(306.7)	(269.3)
Free cash flow	$1,258.3	$985.5
(A)    Represents the nonrecurring pre-tax settlement charges of $29.6 related to the purchase of a group annuity contract to transfer our Canadian defined benefit pension plan obligation to an insurance company. For additional information, see Note 9: Pensions and Other Postretirement Benefits.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations by fiscal year at April 30, 2021.

	Total	2022	2023–2024	2025–2026	2027 and beyond
Long-term debt obligations, including current portion (A)	$4,700.0	$1,150.0	$—	$1,000.0	$2,550.0
Interest payments (B)	1,715.7	153.4	256.6	221.6	1,084.1
Operating lease obligations (C)	162.2	44.2	70.1	40.0	7.9
Purchase obligations (D)	2,179.5	1,752.2	282.6	96.1	48.6
Other liabilities (E)	347.9	31.3	49.9	28.9	237.8
Total	$9,105.3	$3,131.1	$659.2	$1,386.6	$3,928.4
(A)Long-term debt obligations, including current portion, excludes the impact of offering discounts, make-whole payments, and debt issuance costs.
(B)Interest payments consists of the interest payments for our fixed-rate Senior Notes.
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
(E)Other liabilities consists primarily of projected commitments associated with our defined benefit pension and other postretirement benefit plans, as well as $4.5 related to financing lease obligations. The liability for unrecognized tax benefits and tax-related net interest of $11.9 under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities.

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
Trade Marketing and Merchandising Programs: In order to support our products, various promotional activities are conducted through retail, distributors, or directly with consumers, including in-store display and product placement programs, price discounts, coupons, and other similar activities. The costs of these programs are classified as a reduction of sales. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retail, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2021, 2020, and 2019, subsequent period adjustments were less than 2 percent of both consolidated pre-tax income and cash provided by operating activities. These promotional expenditures, including amounts classified as a reduction of sales, represented 39 percent of net sales in 2021.

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
The future tax benefit arising from the net deductible temporary differences and tax carryforwards was $229.6 and $244.8 at April 30, 2021 and 2020, respectively. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance would have been provided.

As of April 30, 2021, the Company has re-evaluated its global cash needs and determined that a portion of the undistributed foreign earnings, primarily in Canada, are no longer permanently reinvested.
Goodwill and Other Indefinite-Lived Intangible Assets: A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At April 30, 2021, the carrying value of goodwill and other intangible assets totaled $12.1 billion, compared to total assets of $16.3 billion and total shareholders’ equity of $8.1 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, and this would result in a noncash charge to earnings. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
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
At April 30, 2021, goodwill totaled $6.0 billion. Goodwill is substantially concentrated within the U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods segments. During 2021, no goodwill impairment was recognized as a result of the evaluations performed throughout the year. The estimated fair value of each of our reporting units for which there is a goodwill balance was substantially in excess of its carrying value as of the annual test date, with the exception of the Pet Foods reporting unit, for which its fair value exceeded its carrying value by approximately 6 percent. A sensitivity analysis was performed for the Pet Foods reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a hypothetical 50-basis-point increase in the weighted-average cost of capital, and both scenarios independently yielded an estimated fair value for the Pet Foods reporting unit below carrying value.
Other indefinite-lived intangible assets, consisting entirely of trademarks, are also tested for impairment at least annually and more often if events or changes in circumstances indicate their carrying values may be below their fair values. To test these assets for impairment, we estimate the fair value of each asset based on a discounted cash flow model using various inputs, including projected revenues, an assumed royalty rate, and a discount rate. Changes in these estimates and assumptions could impact the assessment of impairment in the future.
At April 30, 2021, other indefinite-lived intangible assets totaled $2.9 billion. Trademarks that represent our leading brands comprise approximately 90 percent of the total carrying value of other indefinite-lived intangible assets. As of April 30, 2021, the estimated fair value was substantially in excess of the carrying value for the majority of these leading brand trademarks, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment.

The carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were
$2.4 billion and $1.4 billion, respectively, as of April 30, 2021. These intangible assets remain susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is primarily attributable to the recognition of these assets at fair value resulting from recent impairment charges and the acquisition of Ainsworth in 2019. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges which could be material.
Furthermore, we continue to evaluate the potential impact of COVID-19 on the fair value of our goodwill and indefinite-lived intangible assets. While we concluded there were no indicators of impairment as of April 30, 2021, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment, specifically as it relates to the Away From Home reporting unit, which has experienced a significant decline in demand as a result of COVID-19. As of April 30, 2021, the goodwill related to the Away From Home reporting unit represented approximately 60 percent of the goodwill within International and Away From Home. For additional information, see Note 7: Goodwill and Other Intangible Assets.
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
We utilize a spot rate methodology for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows to provide a better estimate of service and interest costs. For 2022 expense recognition, we will use weighted-average discount rates for the U.S. defined benefit pension plans of 3.13 percent to determine benefit obligation, 3.53 percent to determine service cost, and 2.40 percent to determine interest cost, and a rate of compensation increase of 3.55 percent. For the Canadian defined benefit pension plans, we will use weighted-average discount rates of 2.15 percent to determine benefit obligation and 1.95 percent to determine interest cost. In addition, we anticipate using an expected rate of return on plan assets of 4.59 percent and 1.70 percent for the U.S. and Canadian defined benefit pension plans, respectively.
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
•impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in the useful lives of other intangible assets or other long-lived assets;
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
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISK

The following discussions about our market risk disclosures involve forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, commodity prices, and foreign currency exchange rates.
Interest Rate Risk: The fair value of our cash and cash equivalents at April 30, 2021, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, LIBOR, and commercial paper rates in the U.S. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond calendar year 2021. We do not anticipate a significant impact to our financial position as a result of this action given our current mix of fixed- and variable-rate debt.
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
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that was deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the life of the debt. At April 30, 2021, the remaining benefit of $4.0 was recorded as an increase in the long-term debt balance.

In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical
100-basis-point decrease in interest rates at April 30, 2021, would increase the fair value of our long-term debt by $386.0.
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

	Year Ended April 30,
	2021	2020
High	$47.5	$37.8
Low	11.7	14.5
Average	29.0	26.9
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of April 30, 2021, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of April 30, 2021, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during 2021. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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
Our management, with the participation of the principal financial officer and principal executive officer, assessed the effectiveness of the internal control over financial reporting as of April 30, 2021. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“the COSO criteria”).
Based on our assessment of internal control over financial reporting under the COSO criteria, we concluded the internal control over financial reporting was effective as of April 30, 2021.
Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of April 30, 2021, and their report thereon is included on page 39 of this report.

Mark T. Smucker	Tucker H. Marshall
President and	Chief Financial Officer
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on Internal Control Over Financial Reporting
We have audited The J. M. Smucker Company’s internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, The J. M. Smucker Company (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2021 consolidated financial statements of the Company and our report dated June 17, 2021 expressed an unqualified opinion thereon.

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
June 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The J. M. Smucker Company (the “Company”) as of April 30, 2021 and 2020, the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 17, 2021 expressed an unqualified opinion thereon.
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

U.S. Retail Pet Foods Goodwill Impairment Evaluation

Description of the Matter
At April 30, 2021, the Company’s total goodwill was $6.0 billion, of that, $2.4 billion relates to the U.S. Retail Pet Foods segment. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 7 of the consolidated financial statements, goodwill is quantitatively tested at the reporting unit level for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses an income and market approach in its quantitative impairment tests. U.S. Retail Pet Foods goodwill is susceptible to impairment due to the narrow difference between fair value and carrying value.

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

To test the estimated fair value used in the Company’s U.S. Retail Pet Foods impairment analysis, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. As it pertains to revenue growth rates and profitability assumptions, we compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix, as applicable. We assessed the historical accuracy of management’s estimates. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions, including, the weighted average cost of capital. Specifically, we evaluated the components of the weighted average cost of capital assumptions used by the Company by performing an independent corroborative calculation with the involvement of our valuation specialists.

U.S. Retail Pet Foods and U.S. Retail Coffee Indefinite-Lived Intangible Assets Impairment Evaluation

Description of the Matter	At April 30, 2021, the Company’s total indefinite-lived intangible assets, excluding goodwill, were $2.9 billion, of that, $1.4 billion relates to the U.S. Retail Pet Foods segment and $1.2 billion relates to the U.S. Retail Coffee segment (collectively, the “Pet Foods and Coffee indefinite-lived intangible assets”). As discussed in Note 1 and Note 7 of the consolidated financial statements, indefinite-lived intangible assets are quantitatively tested for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of the asset below its carrying amount. The Company uses an income approach in its quantitative impairment tests. Certain Pet Foods and Coffee indefinite-lived intangible assets are individually material, have had recently recognized impairment charges, or are susceptible to future charges due to the narrow differences between fair value and carrying value, or a combination of some or all three of these criteria.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Pet Foods and Coffee indefinite-lived intangible assets impairment review process, including controls over the significant assumptions mentioned above.

To test the estimated fair value used in the Company’s Pet Foods and Coffee indefinite-lived intangible assets impairment analyses, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. As it pertains to revenue growth rates, we compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix, as applicable. We assessed the historical accuracy of management’s estimates. In addition, we involved our valuation specialist to assist with our evaluation of the methodology used by the Company and significant assumptions, including the required rates of return and royalty rate. As it pertains to the required rate of return, we evaluated the components of the weighted average cost of capital assumptions used by the Company by performing an independent corroborative calculation with the involvement of our valuation specialists. We also evaluated the premia applied to the weighted average cost of capital of the Pet Foods and Coffee indefinite-lived intangible assets based on the characteristics of each asset subject to the evaluation. As it pertains to the royalty rates used in the impairment analyses, we performed independent corroborative profit split calculations to evaluate the royalty rates selected by the Company. We also evaluated market royalty rates cited by the Company as to their relevance to the Company’s conclusions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1955.
Akron, Ohio
June 17, 2021

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
Chief Executive Officer

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended April 30,
(Dollars in millions, except per share data)	2021	2020	2019
Net sales	$8,002.7	$7,801.0	$7,838.0
Cost of products sold	4,864.0	4,799.0	4,922.3
Gross Profit	3,138.7	3,002.0	2,915.7
Selling, distribution, and administrative expenses	1,523.1	1,474.3	1,508.6
Amortization	233.0	236.3	240.3
Goodwill impairment charge	—	—	97.9
Other intangible assets impairment charges	3.8	52.4	107.2
Other special project costs (A)	20.7	16.5	64.1
Other operating expense (income) – net	(28.7)	(0.6)	(31.0)
Operating Income	1,386.8	1,223.1	928.6
Interest expense – net	(177.1)	(189.2)	(207.9)
Other income (expense) – net	(37.8)	(7.2)	(19.1)
Income Before Income Taxes	1,171.9	1,026.7	701.6
Income tax expense (benefit)	295.6	247.2	187.2
Net Income	$876.3	$779.5	$514.4
Earnings per common share:
Net Income	$7.79	$6.84	$4.52
Net Income – Assuming Dilution	$7.79	$6.84	$4.52
(A)Other special project costs includes integration and restructuring costs. For more information, see Note 3: Integration and Restructuring Costs.
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended April 30,
(Dollars in millions)	2021	2020	2019
Net income	$876.3	$779.5	$514.4
Other comprehensive income (loss):
Foreign currency translation adjustments	41.5	(15.0)	(19.1)
Cash flow hedging derivative activity, net of tax	10.8	(145.2)	(37.5)
Pension and other postretirement benefit plans activity, net of tax	49.4	(36.7)	(9.0)
Available-for-sale securities activity, net of tax	(0.1)	(0.3)	0.5
Total Other Comprehensive Income (Loss)	101.6	(197.2)	(65.1)
Comprehensive Income	$977.9	$582.3	$449.3
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONSOLIDATED BALANCE SHEETS

	April 30,
(Dollars in millions)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$334.3	$391.1
Trade receivables – net	533.7	551.4
Inventories:
Finished products	607.6	563.5
Raw materials	352.3	331.8
Total Inventory	959.9	895.3
Other current assets	113.8	134.9
Total Current Assets	1,941.7	1,972.7
Property, Plant, and Equipment
Land and land improvements	124.3	129.5
Buildings and fixtures	967.0	977.9
Machinery and equipment	2,469.7	2,398.3
Construction in progress	282.3	232.6
Gross Property, Plant, and Equipment	3,843.3	3,738.3
Accumulated depreciation	(1,841.8)	(1,768.9)
Total Property, Plant, and Equipment	2,001.5	1,969.4
Other Noncurrent Assets
Operating lease right-of-use assets	142.0	148.4
Goodwill	6,023.6	6,304.5
Other intangible assets – net	6,041.2	6,429.0
Other noncurrent assets	134.2	146.4
Total Other Noncurrent Assets	12,341.0	13,028.3
Total Assets	$16,284.2	$16,970.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,034.1	$782.0
Accrued compensation	139.9	99.8
Accrued trade marketing and merchandising	200.6	167.5
Dividends payable	97.4	100.3
Current portion of long-term debt	1,152.9	—
Short-term borrowings	82.0	248.0
Current operating lease liabilities	41.1	36.5
Other current liabilities	119.5	153.0
Total Current Liabilities	2,867.5	1,587.1
Noncurrent Liabilities
Long-term debt, less current portion	3,516.8	5,373.3
Defined benefit pensions	151.9	179.3
Other postretirement benefits	64.3	70.0
Deferred income taxes	1,349.3	1,351.6
Noncurrent operating lease liabilities	112.8	120.0
Other noncurrent liabilities	96.8	98.2
Total Noncurrent Liabilities	5,291.9	7,192.4
Total Liabilities	8,159.4	8,779.5
Shareholders’ Equity
Serial preferred shares – no par value: Authorized – 6,000,000 shares; outstanding – none	—	—
Common shares – no par value: Authorized – 300,000,000 shares; outstanding – 108,339,057 at April 30, 2021, and 114,072,726 at April 30, 2020 (net of 38,158,673 and 32,425,004 treasury shares, respectively), at stated value	27.1	29.0
Additional capital	5,527.6	5,794.1
Retained income	2,847.5	2,746.8
Accumulated other comprehensive income (loss)	(277.4)	(379.0)
Total Shareholders’ Equity	8,124.8	8,190.9
Total Liabilities and Shareholders’ Equity	$16,284.2	$16,970.4
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended April 30,
(Dollars in millions)	2021	2020	2019
Operating Activities
Net income	$876.3	$779.5	$514.4
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	219.5	210.2	206.0
Amortization	233.0	236.3	240.3
Goodwill impairment charge	—	—	97.9
Other intangible assets impairment charges	3.8	52.4	107.2
Pension settlement loss (gain)	35.5	0.1	7.1
Share-based compensation expense	28.7	26.8	20.7
Gain on divestitures – net	(25.3)	—	(27.7)
Deferred income tax expense (benefit)	(13.9)	7.6	(93.5)
Loss on disposal of assets – net	7.1	13.0	4.5
Other noncash adjustments – net	11.8	8.1	1.2
Settlement of interest rate contracts	—	(239.8)	—
Defined benefit pension contributions	(13.1)	(5.1)	(29.3)
Changes in assets and liabilities, net of effect from acquisition and divestitures:
Trade receivables	22.0	(49.1)	(53.0)
Inventories	(110.4)	12.6	(5.3)
Other current assets	(34.0)	(15.7)	13.3
Accounts payable	260.9	181.6	43.7
Accrued liabilities	56.0	48.0	66.7
Income and other taxes	(17.6)	6.5	51.8
Other – net	24.7	(18.2)	(24.8)
Net Cash Provided by (Used for) Operating Activities	1,565.0	1,254.8	1,141.2
Investing Activities
Business acquired, net of cash acquired	—	—	(1,903.0)
Additions to property, plant, and equipment	(306.7)	(269.3)	(359.8)
Proceeds from divestitures – net	564.0	—	369.5
Other – net	53.8	(2.2)	(30.9)
Net Cash Provided by (Used for) Investing Activities	311.1	(271.5)	(1,924.2)
Financing Activities
Short-term borrowings (repayments) – net	(166.4)	(185.8)	282.0
Proceeds from long-term debt	—	798.2	1,500.0
Repayments of long-term debt	(700.0)	(900.0)	(700.0)
Quarterly dividends paid	(403.2)	(396.8)	(377.9)
Purchase of treasury shares	(678.4)	(4.2)	(5.4)
Proceeds from stock option exercises	4.5	7.1	—
Other – net	(0.4)	(7.2)	0.3
Net Cash Provided by (Used for) Financing Activities	(1,943.9)	(688.7)	699.0
Effect of exchange rate changes on cash	11.0	(4.8)	(7.3)
Net increase (decrease) in cash and cash equivalents	(56.8)	289.8	(91.3)
Cash and cash equivalents at beginning of year	391.1	101.3	192.6
Cash and Cash Equivalents at End of Year	$334.3	$391.1	$101.3

( )	Denotes use of cash
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2018	113,572,840	$28.9	$5,739.7	$2,239.2	$(116.7)	$7,891.1
Net income				514.4		514.4
Other comprehensive income (loss)					(65.1)	(65.1)
Comprehensive Income						449.3
Purchase of treasury shares	(50,723)	—	(5.4)	—		(5.4)
Stock plans	220,179	—	21.5			21.5
Cash dividends declared, $3.40 per common share				(386.0)		(386.0)
Other		—		—		—
Balance at April 30, 2019	113,742,296	28.9	5,755.8	2,367.6	(181.8)	7,970.5
Net income				779.5		779.5
Other comprehensive income (loss)					(197.2)	(197.2)
Comprehensive Income						582.3
Purchase of treasury shares	(35,588)	—	(4.3)	0.1		(4.2)
Stock plans	366,018	0.1	42.6			42.7
Cash dividends declared, $3.52 per common share				(400.4)		(400.4)
Other				—		—
Balance at April 30, 2020	114,072,726	29.0	5,794.1	2,746.8	(379.0)	8,190.9
Net income				876.3		876.3
Other comprehensive income (loss)					101.6	101.6
Comprehensive Income						977.9
Purchase of treasury shares	(5,834,904)	(1.5)	(301.5)	(375.4)		(678.4)
Stock plans	101,235	0.1	34.5			34.6
Cash dividends declared, $3.60 per common share				(400.2)		(400.2)
Other		(0.5)	0.5	—		—
Balance at April 30, 2021	108,339,057	$27.1	$5,527.6	$2,847.5	$(277.4)	$8,124.8
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
Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires that we make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include, among others, estimates of future cash flows associated with assets, potential asset impairments, useful lives and residual values of long-lived assets used in determining depreciation and amortization, net realizable value of inventories, accruals for trade marketing and merchandising programs, income taxes, and discount rates and other assumptions used in determining defined benefit pension and other postretirement benefit expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents: We consider all short-term, highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Based on the short-term nature of these assets, carrying value approximates fair value. Cash equivalents within cash and cash equivalents in the Consolidated Balance Sheets were $294.5 and $300.2 at April 30, 2021 and 2020, respectively.
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
Our trade marketing and merchandising programs consist of various promotional activities conducted through retail, distributors, or directly with consumers, including in-store display and product placement programs, price discounts, coupons, and other similar activities. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retail, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2021, 2020, and 2019, subsequent period adjustments were less than 2 percent of both consolidated pre-tax income and cash provided by operating activities. Total promotional expenditures, including amounts classified as a reduction of sales, represented 39 percent of net sales in both 2021 and 2020, and 36 percent of net sales in 2019.
For revenue disaggregated by reportable segment, geographical region, and product category, see Note 5: Reportable Segments.
Shipping and Handling Costs: Transportation costs included in cost of products sold relate to the costs incurred to ship our products. Distribution costs are included in SD&A expenses and primarily relate to the warehousing costs incurred to store our products. Total distribution costs recorded within SD&A were $281.8, $286.4, and $266.6 in 2021, 2020, and 2019, respectively.
Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $224.4, $198.6, and $237.5 in 2021, 2020, and 2019, respectively.
Research and Development Costs: Research and development (“R&D”) costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income. R&D costs include expenditures for new and existing product and manufacturing process innovation, which are comprised primarily of internal salaries and wages, consulting, testing, and other supplies attributable to time spent on R&D activities. Other costs include the depreciation and maintenance of research facilities. Total R&D expense was $57.7 in both 2021 and 2020 and $56.0 in 2019.
Share-Based Payments: Share-based compensation expense, including stock options, is recognized on a straight-line basis over the requisite service period, and generally vest over a period of one to three years.
The following table summarizes amounts related to share-based payments.

	Year Ended April 30,
	2021	2020	2019
Share-based compensation expense included in SD&A	$28.3	$26.4	$20.1
Share-based compensation expense included in other special project costs	0.4	0.4	0.6
Total share-based compensation expense	$28.7	$26.8	$20.7
Related income tax benefit	$6.6	$6.4	$4.9
As of April 30, 2021, total unrecognized share-based compensation cost related to nonvested share-based awards, including stock options, was $45.0. The weighted-average period over which this amount is expected to be recognized is 2.0 years.
Realized excess tax benefits and tax deficiencies are presented in the Statements of Consolidated Cash Flows as an operating activity and are recognized within income taxes in the Statements of Consolidated Income. For 2021, the tax deficiencies realized upon exercise or vesting of share-based compensation were $0.1, and the excess tax benefits realized in 2020 and 2019 were $0.9 and $0.5, respectively. For additional discussion on share-based compensation expense, see Note 13: Share-Based Payments.
Defined Contribution Plans: We offer employee savings plans for domestic and Canadian employees. Our contributions under these plans are based on a specified percentage of employee contributions. Charges to operations for these plans in 2021, 2020, and 2019 were $41.2, $39.7, and $37.1, respectively. For information on our defined benefit plans, see Note 9: Pensions and Other Postretirement Benefits.
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
Trade Receivables: In the normal course of business, we extend credit to customers. Trade receivables, less credit losses, reflects the net realizable value of receivables and approximates fair value. We account for trade receivables, less credit losses, under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. We evaluate our trade receivables and establish a reserve for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for credit loss for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Trade receivables are charged off against the reserve for credit loss after we determine that the potential for recovery is remote. At April 30, 2021 and 2020, the reserve for credit loss was $2.4 and $3.0, respectively. We believe there is no concentration of risk with any single customer whose failure or nonperformance would materially affect results other than as discussed in Note 5: Reportable Segments.

Inventories: Inventories are stated at the lower of cost or market, with market being defined as net realizable value, less costs to sell. Cost for all inventories is determined using the first-in, first-out method applied on a consistent basis.

The cost of finished products and work-in-process inventory includes materials, direct labor, and overhead. Work-in-process is included in finished products in the Consolidated Balance Sheets and was $63.8 and $65.4 at April 30, 2021 and 2020, respectively.
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
We lease certain land, buildings, and equipment for varying periods of time, with renewal options. Lease expense in 2021, 2020, and 2019 totaled $108.7, $112.8, and $99.2, respectively.
In accordance with FASB ASC 360, Property, Plant, and Equipment, long-lived assets, other than goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount exceeds the estimated fair value of the assets. Assets to be disposed of by sale are recognized as held for sale at the lower of carrying value or fair value less costs to sell. Furthermore, determining fair value is subject to estimates of both cash flows and discount rates, and different estimates could yield different results. There are no events or changes in circumstances of which we are aware of that indicate the carrying value of our long-lived assets may not be recoverable at April 30, 2021.
Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the estimated fair value of the net assets of a business acquired. In accordance with FASB ASC 350, Intangibles – Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment. We conduct our annual test for impairment of goodwill and other indefinite-lived intangible assets as of February 1 of each year. A discounted cash flow valuation technique was utilized to estimate the fair value of our reporting units and indefinite-lived intangible assets. We also used a market-based approach to estimate the fair value of our reporting units. The discount rates utilized in the cash flow analyses were developed using a weighted-average cost of capital methodology. In addition to the annual test, we test for impairment if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are evaluated on an annual basis. For additional information, see Note 7: Goodwill and Other Intangible Assets.

Marketable Securities and Other Investments: We maintain funds for the payment of benefits associated with nonqualified retirement plans. These funds include investments considered to be available-for-sale marketable securities. At April 30, 2021 and 2020, the fair value of these investments was $31.0 and $38.6, respectively, and was included in other noncurrent assets in the Consolidated Balance Sheets. Included in accumulated other comprehensive income (loss) at April 30, 2021 and 2020, were unrealized pre-tax gains of $4.9 and $5.0, respectively.

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
We have a 20 percent equity interest in Mountain Country Foods, LLC, and a 42 percent equity interest in Numi, Inc. The carrying amount of these investments is included in other noncurrent assets in the Consolidated Balance Sheets. The investments did not have a material impact on the consolidated financial statements or the respective reportable segment to which they relate for the years ended April 30, 2021 and 2020.
Supplier Financing Program: During 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Statements of Consolidated Cash Flows. Included in accounts payable in the Consolidated Balance Sheets as of April 30, 2021 and 2020 were $304.2 and $157.5 of outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers.
Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, while income and expenses are translated using average rates throughout the periods. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). Included in accumulated other comprehensive income (loss) at April 30, 2021 and 2020, were foreign currency losses of $9.0 and $50.5, respectively.
Recently Issued Accounting Standards: In November 2020, the SEC adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to modernize and simplify Management’s Discussion and Analysis and certain financial disclosure requirements. These updates are part of the SEC’s broader disclosure effectiveness initiative and reflect a principles-based, registrant-specific approach to disclosure, intended to improve the content and simplify compliance for registrants. We will be required to apply these amendments for 2022, with early adoption permitted. As of April 30, 2021, we elected to early adopt certain updates to section 301, Selected Financial Data, and 302, Supplementary Financial Information, resulting in immaterial impacts to our financial statements and disclosures. Furthermore, in conjunction with the above-mentioned disclosure effectiveness initiative, the SEC also adopted the final rule under SEC Release No. 33-10825, Modernization of Regulation S-K Items 101, 103, and 105, in August 2020. These amendments modernize the description of business, legal proceedings, and risk factor disclosure requirements, and were effective on November 9, 2020. Our disclosures were updated accordingly to comply with these amendments.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will be effective for us on May 1, 2021. Accounting for franchise taxes will require adoption on a retrospective or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other applicable provisions will require adoption on a retrospective, modified retrospective, or prospective basis, as required by ASU 2019-12. We do not anticipate that the adoption of this ASU will have a material impact on our financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial and adds new, as well as clarifies certain other, disclosure requirements. ASU 2018-14 was effective for us on May 1, 2020, and required adoption on a retrospective basis. The adoption of this ASU did not have a material impact on our disclosures. For additional information, see Note 9: Pensions and Other Postretirement Benefits.
Risks and Uncertainties: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. Green coffee, peanuts, protein meals, grains, oils and fats, grains, sweeteners, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and cost of many of these commodities have fluctuated, and may continue to fluctuate over time. Green coffee, along with certain other raw materials, is sourced solely from foreign countries and its supply and price are subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries. Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials and finished goods, such as K-Cup® pods and our Pup-Peroni dog snacks, from single sources of supply pursuant to long-term contracts. While availability may vary from year to year, we believe that we will continue to be able to obtain adequate supplies and that alternatives to single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be in good standing.
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
Of our full-time employees, 24 percent are covered by union contracts at eight manufacturing locations. The contracts vary in term depending on location, with five contracts expiring in 2022, representing 8 percent of our total employees.
We insure our business and assets in each country against insurable risks, to the extent that we deem appropriate, based upon an analysis of the relative risks and costs.

Note 2: Acquisition

On May 14, 2018, we acquired the outstanding equity of Ainsworth, a leading producer, distributor, and marketer of premium pet food and pet snacks, predominantly within the U.S., in an all-cash transaction valued at $1.9 billion. The transaction was funded with a bank term loan and borrowings under our commercial paper program of $1.5 billion and $400.0, respectively.

During 2019, the final purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and other estimates made by management. The purchase price allocation included total intangible assets of $1.3 billion. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as a result, the excess was allocated to goodwill. As a result of the acquisition, we recognized total goodwill of $617.8 within the U.S. Retail Pet Foods segment, which represented the value we expected to achieve through the implementation of operational synergies and growth opportunities as a result of integrating Ainsworth into our U.S. Retail Pet Foods segment. Of the total goodwill, $446.0 was deductible for income tax purposes at the acquisition date, of which $354.6 remains deductible at April 30, 2021. The goodwill and indefinite-lived trademarks within the U.S. Retail Pet Foods segment, inclusive of the acquired Ainsworth business, remain susceptible to future impairment charges due to the narrow differences between fair value and carrying value. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges. For more information, see Note 7: Goodwill and Other Intangible Assets.

Note 3: Integration and Restructuring Costs

Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the affected employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. These integration and restructuring costs are not allocated to segment profit and are primarily reported in other special project costs in the Statements of Consolidated Income, with the remaining reported in costs of products sold. The obligation related to employee separation costs is included in other current liabilities in the Consolidated Balance Sheets.

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
Noncash charges of $0.6 and $4.1 were included in the integration costs incurred during 2020 and 2019, respectively. Cumulative noncash charges incurred were $4.7 and primarily consisted of accelerated depreciation. We did not incur any costs during 2021. The obligation related to severance costs and retention bonuses was fully satisfied as of April 30, 2021, and was $0.5 at April 30, 2020.

Restructuring Costs: A restructuring program was approved by the Board during the third quarter of 2021 associated with opportunities identified to reduce our overall cost structure and optimize our organizational design, inclusive of stranded overhead associated with recent divestitures of the Crisco and Natural Balance businesses. For additional information related to these divestitures, see Note 4: Divestitures. During the fourth quarter of 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, production facility by the end of 2022, as a result of a new strategic partnership for the production of our Away From Home liquid coffee. While the entire scope of the program cannot be quantified at this time, we expect to incur approximately $85.0 in costs associated with the restructuring activities approved to date. Approximately half of these costs are expected to be accelerated depreciation and other transition and termination costs associated with our cost reduction and margin management initiatives, while the remainder represents employee-related costs. We anticipate the activities associated with this restructuring program will be completed by the end of 2023, with over half of the costs expected to be incurred by the end of 2022.

The following table summarizes our restructuring costs incurred related to the restructuring program.

	2021	Total Costs Incurred to Date at April 30, 2021
Employee-related costs	$17.3	$17.3
Other transition and termination costs	6.8	6.8
Total restructuring costs	$24.1	$24.1
The obligation related to severance costs and retention bonuses was $14.6 at April 30, 2021. Noncash charges of $4.4 were included in the restructuring costs incurred during 2021, which primarily consists of accelerated depreciation.

During 2019, we completed a multi-year organization optimization program and incurred restructuring costs of $32.0, of which $3.3 were noncash charges. Total restructuring costs of $74.6 were incurred related to the program, which included $48.7 and $25.9 of employee-related costs and other transition and termination costs, respectively. Total noncash charges were $15.2, which primarily consisted of accelerated depreciation. The obligation related to severance costs and retention bonuses was fully satisfied as of April 30, 2020.

Note 4: Divestitures
On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods. The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. Under our ownership, the business generated net sales of $198.9, $269.2, and $258.5 in 2021, 2020, and 2019, respectively, primarily included in the U.S. Retail Consumer Foods segment. We received net proceeds from the divestiture of $530.2, which were net of cash transaction costs and a working capital adjustment.

On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus. The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7, $222.8, and $274.2 in 2021, 2020, and 2019, respectively, included in the U.S. Retail Pet Foods segment. We received net proceeds from the divestiture of $33.8, which were net of cash transaction costs and a working capital adjustment.
Upon completion of these transactions during 2021, we recognized a pre-tax gain of $114.8 related to the Crisco business and a pre-tax loss of $89.5 related to the Natural Balance business, which were included in other operating expense (income) – net within the Statement of Consolidated Income.
The following table summarizes the net assets and liabilities disposed, which were measured at the lower of carrying amount or fair value less costs to sell.

	April 30, 2021
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
On August 31, 2018, we sold our U.S. baking business to Brynwood Partners VII L.P. and Brynwood Partners VIII L.P., subsidiaries of Brynwood Partners, an unrelated party. The transaction included products that were primarily sold in U.S. retail channels under the Pillsbury, Martha White, Hungry Jack, White Lily, and Jim Dandy brands, along with all relevant trademarks and licensing agreements, and our manufacturing facility in Toledo, Ohio. This business generated net sales of $105.9 in 2019, primarily included in the U.S Retail Consumer Foods segment. The transaction did not include our baking business in Canada.
We received proceeds from the divestiture of $369.5, which were net of cash transaction costs and a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $27.7 during 2019, which was included in other operating expense (income) – net within the Statement of Consolidated Income.

Note 5: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. Effective during the first quarter of 2021, the presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable. As a result of leadership changes, these operating segments are being managed and reported separately and no longer represent a reportable segment for segment reporting purposes. Segment results for prior periods have not been modified, as the combination of these operating segments represents the previously reported International and Away From Home reportable segment.
The U.S. Retail Pet Foods segment primarily includes domestic sales of Rachael Ray Nutrish, Meow Mix, Milk-Bone, 9Lives, Kibbles ’n Bits, Pup-Peroni, and Nature’s Recipe branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; and the U.S. Retail Consumer Foods segment primarily includes domestic sales of Smucker’s and Jif branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as corporate administrative expenses, gains and losses related to the sale of a business, unallocated derivative gains and losses, as well as amortization expense and impairment charges related to intangible assets. During 2021, we revised our segment profit calculation to exclude the impact of gains and losses related to the sale of a business, as we believe excluding these items from segment operating results is more reflective of ongoing operating performance. Prior year segment results have been modified to conform to the revised segment profit presentation.

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

The following table reconciles segment profit to income before income taxes and presents total assets, total depreciation, amortization, and impairment charges, and total additions to property, plant, and equipment by segment.

	Year Ended April 30,
	2021	2020	2019
Net sales:
U.S. Retail Pet Foods	$2,844.5	$2,869.5	$2,879.5
U.S. Retail Coffee	2,374.6	2,149.5	2,122.3
U.S. Retail Consumer Foods	1,835.7	1,731.7	1,761.5
International and Away From Home	947.9	1,050.3	1,074.7
Total net sales	$8,002.7	$7,801.0	$7,838.0
Segment profit:
U.S. Retail Pet Foods	$487.0	$552.7	$503.4
U.S. Retail Coffee	769.1	691.0	676.3
U.S. Retail Consumer Foods	472.5	389.7	378.4
International and Away From Home	124.1	173.4	198.5
Total segment profit	$1,852.7	$1,806.8	$1,756.6
Amortization	(233.0)	(236.3)	(240.3)
Goodwill impairment charge	—	—	(97.9)
Other intangible assets impairment charges	(3.8)	(52.4)	(107.2)
Gain on divestitures – net	25.3	—	27.7
Interest expense – net	(177.1)	(189.2)	(207.9)
Unallocated derivative gains (losses)	93.6	19.6	(54.2)
Cost of products sold – special project costs (A)	(3.4)	—	—
Other special project costs (A)	(20.7)	(16.5)	(64.1)
Corporate administrative expenses	(323.9)	(298.1)	(292.0)
Other income (expense) – net	(37.8)	(7.2)	(19.1)
Income before income taxes	$1,171.9	$1,026.7	$701.6
Assets:
U.S. Retail Pet Foods	$7,480.8	$7,731.4	$7,847.0
U.S. Retail Coffee	4,793.9	4,787.4	4,771.9
U.S. Retail Consumer Foods	2,553.4	2,873.1	2,850.8
International and Away From Home	1,013.8	1,048.0	1,019.5
Unallocated (B)	442.3	530.5	222.1
Total assets	$16,284.2	$16,970.4	$16,711.3
Depreciation, amortization, and impairment charges:
U.S. Retail Pet Foods	$194.8	$243.0	$301.4
U.S. Retail Coffee	96.7	96.4	98.3
U.S. Retail Consumer Foods	75.4	72.5	162.4
International and Away From Home	50.2	51.9	52.8
Unallocated (C)	39.2	35.1	36.5
Total depreciation, amortization, and impairment charges	$456.3	$498.9	$651.4
Additions to property, plant, and equipment:
U.S. Retail Pet Foods	$72.4	$60.1	$136.0
U.S. Retail Coffee	42.5	62.4	63.9
U.S. Retail Consumer Foods	167.4	107.7	138.9
International and Away From Home	24.4	39.1	21.0
Total additions to property, plant, and equipment	$306.7	$269.3	$359.8
(A)Special project costs include integration and restructuring costs. For more information, see Note 3: Integration and Restructuring Costs.
(B)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(C)Primarily represents unallocated corporate administrative expense, mainly consisting of depreciation and software amortization.

The following table presents certain geographical information.

	Year Ended April 30,
	2021	2020	2019
Net sales:
United States	$7,448.3	$7,247.9	$7,298.0
International:
Canada	$443.6	$445.3	$421.9
All other international	110.8	107.8	118.1
Total international	$554.4	$553.1	$540.0
Total net sales	$8,002.7	$7,801.0	$7,838.0
Assets:
United States	$15,879.7	$16,547.6	$16,338.0
International:
Canada	$402.7	$421.3	$362.1
All other international	1.8	1.5	11.2
Total international	$404.5	$422.8	$373.3
Total assets	$16,284.2	$16,970.4	$16,711.3
Long-lived assets (excluding goodwill and other intangible assets):
United States	$2,220.6	$2,209.9	$2,037.5
International:
Canada	$57.1	$54.3	$18.9
All other international	—	—	—
Total international	$57.1	$54.3	$18.9
Total long-lived assets (excluding goodwill and other intangible assets)	$2,277.7	$2,264.2	$2,056.4
The following table presents product category information.

	Year Ended April 30,
	2021	2020	2019	Primary Reportable Segment (A)
Coffee	$2,639.7	$2,475.4	$2,479.4	U.S. Retail Coffee
Dog food	1,090.8	1,217.6	1,313.1	U.S. Retail Pet Foods
Cat food	918.4	869.2	812.8	U.S. Retail Pet Foods
Pet snacks	907.3	849.7	815.1	U.S. Retail Pet Foods
Peanut butter	796.1	730.6	756.6	U.S. Retail Consumer Foods
Frozen handheld	430.3	365.0	289.0	U.S. Retail Consumer Foods
Fruit spreads	385.9	370.3	341.6	U.S. Retail Consumer Foods
Shortening and oils	193.9	262.3	253.6	U.S. Retail Consumer Foods
Juices and beverages	139.0	125.7	123.9	U.S. Retail Consumer Foods
Portion control	120.5	153.3	162.7	Other (C)
Baking mixes and ingredients	93.5	89.9	185.2	Other (B)(C)
Other	287.3	292.0	305.0	Other (C)
Total net sales	$8,002.7	$7,801.0	$7,838.0
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)During 2019, the primary reportable segment was U.S. Retail Consumer Foods, as the majority of the net sales within this category were related to the divested U.S. baking business. For more information, see Note 4: Divestitures.
(C)Represents the combined International and Away From Home operating segments.

Sales to Walmart Inc. and subsidiaries amounted to 32 percent of net sales in 2021, 2020, and 2019. These sales are primarily included in our U.S. retail market segments. No other customer exceeded 10 percent of net sales for any year. Trade receivables – net at April 30, 2021 and 2020, included amounts due from Walmart Inc. and subsidiaries of $149.7 and $131.9, respectively.

Note 6: Earnings Per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Year Ended April 30,
	2021	2020	2019
Net income	$876.3	$779.5	$514.4
Less: Net income allocated to participating securities	3.7	4.4	2.6
Net income allocated to common stockholders	$872.6	$775.1	$511.8
Weighted-average common shares outstanding	112.0	113.4	113.1
Add: Dilutive effect of stock options	—	—	—
Weighted-average common shares outstanding – assuming dilution	112.0	113.4	113.1
Net income per common share	$7.79	$6.84	$4.52
Net income per common share – assuming dilution	$7.79	$6.84	$4.52

Note 7: Goodwill and Other Intangible Assets
The following table summarizes the changes in our goodwill.

	U.S. Retail Pet Foods	U.S. Retail Coffee	U.S. Retail Consumer Foods	International and Away From Home	Total
Balance at May 1, 2019	$2,442.3	$2,090.9	$1,358.2	$419.5	$6,310.9
Other (A)	—	—	—	(6.4)	(6.4)
Balance at April 30, 2020	$2,442.3	$2,090.9	$1,358.2	$413.1	$6,304.5
Divestitures	(74.1)	—	(210.7)	(16.9)	(301.7)
Other (A)	—	—	—	20.8	20.8
Balance at April 30, 2021(B)	$2,368.2	$2,090.9	$1,147.5	$417.0	$6,023.6
(A)The amounts classified as other represent foreign currency exchange adjustments.
(B)Included in goodwill as of April 30, 2021, are accumulated goodwill impairment charges of $242.9.
The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency exchange adjustments.

	April 30, 2021			April 30, 2020
	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,471.1	$1,545.0	$2,926.1	$4,471.1	$1,353.0	$3,118.1
Patents and technology	168.5	147.3	21.2	168.5	138.4	30.1
Trademarks	364.5	186.7	177.8	662.0	311.0	351.0
Total intangible assets subject to amortization	$5,004.1	$1,879.0	$3,125.1	$5,301.6	$1,802.4	$3,499.2
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$3,141.1	$225.0	$2,916.1	$3,158.1	$228.3	$2,929.8
Total other intangible assets	$8,145.2	$2,104.0	$6,041.2	$8,459.7	$2,030.7	$6,429.0
The decrease in finite-lived intangible assets from April 30, 2020, includes the divestitures of the Crisco and Natural Balance trademarks during the third quarter of 2021. For additional information, see Note 4: Divestitures.

Amortization expense for finite-lived intangible assets was $232.0, $235.3, and $239.1 in 2021, 2020, and 2019, respectively. The weighted-average useful lives of the customer and contractual relationships, patents and technology, and trademarks are 24 years, 15 years, and 15 years, respectively. The weighted-average useful life of total finite-lived intangible assets is
24 years. Based on the carrying value of intangible assets subject to amortization at April 30, 2021, the estimated amortization expense is $221.6 for 2022, $214.2 for 2023, $209.6 for 2024, $206.0 for 2025, and $205.0 for 2026.

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1 and more often if indicators of impairment exist. As of February 1, 2021, we completed the annual impairment review, in which goodwill impairment was tested at the reporting unit level for our six reporting units with goodwill. As part of our annual evaluation, we did not recognize any impairment charges related to goodwill or any of our material indefinite-lived trademarks. However, we did recognize an impairment charge of $3.8 related to an immaterial trademark within the U.S. Retail Consumer Foods segment. For the majority of the reporting units and indefinite-lived intangible assets, the estimated fair value was substantially in excess of the carrying value, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the Pet Foods reporting unit and the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment. The carrying values of the goodwill and indefinite-lived intangible assets within the U.S. Retail Pet Foods segment were $2.4 billion and $1.4 billion, respectively, as of April 30, 2021. These intangible assets remain susceptible to future impairment charges due to narrow differences between fair value and carrying value. Additional sensitivity analyses were performed for the Pet Foods reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a hypothetical 50-basis-point increase in the weighted-average cost of capital. Both scenarios independently yielded an estimated fair value for the Pet Foods reporting unit below carrying value. Therefore, any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges, which could be material.

In addition, we continue to evaluate the nature and extent to which COVID-19 could impact our business, specifically as it relates to the fair value of our goodwill and indefinite-lived intangible assets. While we have concluded there were no indicators of impairment as of April 30, 2021, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment, specifically as it relates to the Away From Home reporting unit, which has experienced a decline in demand as a result of COVID-19. As of April 30, 2021, the goodwill related to the Away From Home reporting unit represented approximately 60 percent of the goodwill within the combined International and Away From Home operating segments.

During 2020, we recognized an impairment charge of $52.4 related to the recently divested Natural Balance brand within the U.S. Retail Pet Foods segment due to a decline in the 2020 and long-term net sales expectations and the royalty rate used in the interim analysis, primarily driven by the market environment and re-positioning of this brand within the Pet Foods brand portfolio. This charge was included as a noncash charge in our Statement of Consolidated Income. As a result of a change in our long-term strategic expectations for the brand, we reclassified the Natural Balance brand as a finite-lived intangible asset as of February 1, 2020.

Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	April 30, 2021		April 30, 2020
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due October 15, 2021	$750.0	$753.5	$750.0	$761.1
3.00% Senior Notes due March 15, 2022	400.0	399.4	400.0	398.7
3.50% Senior Notes due March 15, 2025	1,000.0	996.8	1,000.0	996.0
3.38% Senior Notes due December 15, 2027	500.0	497.1	500.0	496.7
2.38% Senior Notes due March 15, 2030	500.0	495.7	500.0	495.2
4.25% Senior Notes due March 15, 2035	650.0	644.3	650.0	643.9
4.38% Senior Notes due March 15, 2045	600.0	587.1	600.0	586.5
3.55% Senior Notes due March 15, 2050	300.0	295.8	300.0	295.7
Term Loan Credit Agreement due May 14, 2021	—	—	700.0	699.5
Total long-term debt	$4,700.0	$4,669.7	$5,400.0	$5,373.3
Current portion of long-term debt	1,150.0	1,152.9	—	—
Total long-term debt, less current portion	$3,550.0	$3,516.8	$5,400.0	$5,373.3
(A)    Represents the carrying amount included in the Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
During the third quarter of 2021, we prepaid, in full, the remaining outstanding balance of the $1.5 billion Term Loan that was entered into in April 2018 to partially finance the Ainsworth acquisition, as discussed in Note 2: Acquisition. During 2021 and 2020, we prepaid $700.0 and $100.0 on the Term Loan, respectively.
In 2020, we completed an offering of $800.0 in Senior Notes due March 15, 2030, and March 15, 2050. A portion of the net proceeds from the offering was used to repay the $500.0 Senior Notes due March 15, 2020, with the balance being held as a cash equivalent to be used for general corporate purposes. Concurrent with the pricing of these Senior Notes, we terminated interest rate contracts that were designated as cash flow hedges and were used to manage our exposure to interest rate volatility associated with the anticipated debt financing. The termination resulted in a pre-tax loss of $239.8, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt. For additional information, see Note 10: Derivative Financial Instruments.
All of our Senior Notes outstanding at April 30, 2021, are unsecured, and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We have available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that matures in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at April 30, 2021 or 2020.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper will be used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2021 and 2020, we had $82.0 and $248.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 0.17 percent and 0.40 percent, respectively.
Interest paid totaled $169.9, $193.4, and $213.3 in 2021, 2020, and 2019, respectively. This differs from interest expense due to capitalized interest, amortization of debt issuance costs and discounts, effect of interest rate contracts, payment of other debt fees, and the timing of interest payments.
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

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended April 30,			Year Ended April 30,
	2021	2020	2019	2021	2020	2019
Service cost	$1.8	$1.6	$2.1	$1.8	$1.8	$1.9
Interest cost	14.4	20.9	23.2	1.8	2.3	2.3
Expected return on plan assets	(19.3)	(24.1)	(26.8)	—	—	—
Amortization of prior service cost (credit)	0.9	0.9	0.9	(1.0)	(1.1)	(1.3)
Amortization of net actuarial loss (gain)	10.9	7.9	8.3	—	(0.3)	(0.6)
Curtailment loss (gain)	—	—	0.3	—	—	—
Settlement loss (gain)	35.5	0.1	7.1	—	—	—
Termination benefit cost	—	0.2	—	—	—	0.2
Net periodic benefit cost	$44.2	$7.5	$15.1	$2.6	$2.7	$2.5

Other changes in plan assets and benefit liabilities recognized in accumulated other comprehensive income (loss) before income taxes:
Prior service credit (cost) arising during the year	$—	$—	$—	$—	$—	$(2.0)
Net actuarial gain (loss) arising during the year	14.3	(51.6)	(22.9)	5.9	(4.4)	(2.8)
Amortization of prior service cost (credit)	0.9	0.9	0.9	(1.0)	(1.1)	(1.3)
Amortization of net actuarial loss (gain)	10.9	7.9	8.3	—	(0.3)	(0.6)
Curtailment loss (gain)	—	—	0.3	—	—	—
Settlement loss (gain)	35.5	0.1	7.1	—	—	—
Foreign currency translation	(1.5)	1.1	1.2	0.2	—	—
Net change for year	$60.1	$(41.6)	$(5.1)	$5.1	$(5.8)	$(6.7)

Weighted-average assumptions used in determining net periodic benefit costs:
U.S. plans:
Discount rate used to determine benefit obligation	3.05%	3.99%	4.17%	2.98%	3.91%	4.13%
Discount rate used to determine service cost	3.34	4.20	4.29	3.18	4.07	4.23
Discount rate used to determine interest cost	2.54	3.61	3.87	2.42	3.47	3.79
Expected return on plan assets	4.96	5.28	5.66	—	—	—
Rate of compensation increase	3.58	3.56	3.59	—	—	—
Canadian plans:
Discount rate used to determine benefit obligation	2.95%	3.21%	3.57%	2.93%	3.19%	3.55%
Discount rate used to determine service cost	3.06	3.29	3.64	3.19	3.44	3.77
Discount rate used to determine interest cost	2.47	2.86	3.23	2.46	2.86	3.23
Expected return on plan assets	3.00	5.00	5.25	—	—	—
Rate of compensation increase	3.00	3.00	3.00	—	—	—
We amortize gains and losses for our postretirement plans over the average expected future period of vested service. For plans that consist of less than 5 percent of participants that are active, average life expectancy is used instead of the average expected future service period.

We use a measurement date of April 30 to determine defined benefit pension and other postretirement benefit plans’ assets and benefit obligations. The following table sets forth the combined status of the plans as recognized in the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$652.3	$615.5	$74.5	$70.1
Service cost	1.8	1.6	1.8	1.8
Interest cost	14.4	20.9	1.8	2.3
Actuarial loss (gain) (A)	10.8	61.8	(5.9)	4.4
Benefits paid	(35.9)	(39.6)	(3.4)	(3.8)
Settlement	(101.2)	(4.9)	—	—
Termination benefit cost	—	0.2	—	—
Foreign currency translation adjustments	4.6	(3.2)	0.8	(0.3)
Benefit obligation at end of year	$546.8	$652.3	$69.6	$74.5
Change in plan assets:
Fair value of plan assets at beginning of year	$471.6	$480.3	$—	$—
Actual return on plan assets	44.5	34.3	—	—
Company contributions	13.1	5.1	3.4	3.8
Benefits paid	(35.9)	(39.6)	(3.4)	(3.8)
Settlement	(101.2)	(4.9)	—	—
Foreign currency translation adjustments	5.7	(3.6)	—	—
Fair value of plan assets at end of year	$397.8	$471.6	$—	$—
Funded status of the plans	$(149.0)	$(180.7)	$(69.6)	$(74.5)
Defined benefit pensions	$(151.9)	$(179.3)	$—	$—
Other noncurrent assets	7.5	11.6	—	—
Accrued compensation	(4.6)	(13.0)	(5.3)	(4.5)
Other postretirement benefits	—	—	(64.3)	(70.0)
Net benefit liability	$(149.0)	$(180.7)	$(69.6)	$(74.5)
(A) The actuarial losses and gains for our defined benefit pension plans and other postretirement benefits were primarily due to changes in the discount rates used in determining the plan obligations.
The following table summarizes amounts recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, before income taxes.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2021	2020	2021	2020
Net actuarial gain (loss)	$(140.5)	$(199.7)	$11.6	$5.5
Prior service credit (cost)	(1.7)	(2.6)	3.7	4.7
Total recognized in accumulated other comprehensive income (loss)	$(142.2)	$(202.3)	$15.3	$10.2

The following table sets forth the weighted-average assumptions used in determining the benefit obligations.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2021	2020	2021	2020
U.S. plans:
Discount rate	3.13%	3.05%	2.97%	2.98%
Rate of compensation increase	3.55	3.58	—	—
Interest crediting rate	4.50	4.50	—	—
Canadian plans:
Discount rate	2.15%	2.95%	3.03%	2.93%
Rate of compensation increase	—	3.00	—	—
For 2022, the assumed health care trend rates are 6.0 percent and 4.5 percent for the U.S. and Canadian plans, respectively. The rate for participants under age 65 is assumed to decrease to 5.0 percent in calendar year 2026 for the U.S. plan and remain at 4.5 percent for the Canadian plan. The health care cost trend rate assumption impacts the amount of the other postretirement benefits obligation and periodic other postretirement benefits cost reported.
The following table sets forth selective information pertaining to our Canadian pension and other postretirement benefit plans, which is included in the consolidated information presented on pages 62 and 63.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2021	2020	2021	2020
Benefit obligation at end of year	$2.0	$80.1	$6.1	$6.8
Fair value of plan assets at end of year	8.9	91.0	—	—
Funded status of the plans	$6.9	$10.9	$(6.1)	$(6.8)
Components of net periodic benefit cost:
Service cost	$—	$0.1	$—	$—
Interest cost	0.9	2.3	0.2	0.2
Expected return on plan assets	(1.1)	(4.4)	—	—
Amortization of net actuarial loss (gain)	0.4	1.1	—	—
Settlement loss (gain)	29.6	—	—	—
Termination benefit cost	—	0.2	—	—
Net periodic benefit cost (credit)	$29.8	$(0.7)	$0.2	$0.2
Changes in plan assets:
Actual return on plan assets	$0.9	$9.2	$—	$—
Company contributions	(1.1)	0.1	0.4	0.3
Benefits paid	(4.4)	(6.8)	(0.4)	(0.3)
Settlement	(83.2)	—	—	—
Foreign currency translation	5.7	(3.6)	—	—
During the second quarter of 2021, we transferred $82.6 of our Canadian defined benefit pension plan obligations to an insurance company through the purchase of an irrevocable group annuity contract (referred to as a buy-out contract). The group annuity contract was purchased using assets from the pension trust. As a result of this transaction, we recognized noncash pre-tax settlement charges of $29.6 during 2021 to accelerate the unrecognized losses within accumulated other comprehensive income (loss) that would have otherwise been recognized in subsequent periods. These settlement charges were included within other income (expense) – net in the Statement of Consolidated Income.

The following table sets forth additional information related to our defined benefit pension plans.

	April 30,
	2021	2020
Accumulated benefit obligation for all pension plans	$538.3	$642.8
Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$536.9	$563.4
Fair value of plan assets	388.9	380.6
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$545.4	$572.9
Fair value of plan assets	388.9	380.6
We employ a total return on investment approach for the defined benefit pension plans’ assets. A mix of equity, fixed-income, and alternative investments is used to maximize the long-term rate of return on assets for the level of risk. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, we consider the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. The actual rate of return was 12.9 percent and 7.8 percent for the years ended April 30, 2021 and 2020, respectively, which excludes administrative and investment expenses.
Our current investment policy is to invest approximately 62 percent of assets in fixed-income securities, with the remaining invested primarily in equity securities.
The following tables summarize the major asset classes for the U.S. and Canadian defined benefit pension plans and the levels within the fair value hierarchy for those assets measured at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2021
Cash and cash equivalents (A)	$10.1	$—	$—	$10.1
Equity securities:
U.S. (B)	49.9	—	—	49.9
International (C)	57.4	—	—	57.4
Fixed-income securities:
Bonds (D)	224.5	—	—	224.5
Fixed income (E)	13.6	—	—	13.6
Other types of investments (F)	—	39.9	—	39.9
Total financial assets measured at fair value	$355.5	$39.9	$—	$395.4
Total financial assets measured at net asset value (G)				2.4
Total plan assets				$397.8

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2020
Cash and cash equivalents (A)	$2.1	$—	$—	$2.1
Equity securities:
U.S. (B)	51.2	—	—	51.2
International (C)	65.9	—	—	65.9
Fixed-income securities:
Bonds (D)	212.1	—	—	212.1
Fixed income (E)	93.4	—	—	93.4
Other types of investments (F)	—	41.8	—	41.8
Total financial assets measured at fair value	$424.7	$41.8	$—	$466.5
Total financial assets measured at net asset value (G)				5.1
Total plan assets				$471.6

(A)    This category includes money market holdings with maturities of three months or less and are classified as Level 1 assets. Based on the short-term nature of these assets, carrying value approximates fair value.
(B)    This category is invested in a diversified portfolio of common stocks and index funds that primarily invest in U.S. stocks with broad market capitalization ranges similar to those found in the S&P 500 Index and/or the various Russell Indices, and are traded on active exchanges. The Level 1 assets are valued using quoted market prices for identical securities in active markets.
(C)    This category is invested primarily in common stocks and other equity securities traded on active exchanges of foreign issuers located outside the U.S. The fund invests primarily in developed countries, but may also invest in emerging markets. The Level 1 assets are valued using quoted market prices for identical securities in active markets.
(D)    This category is primarily composed of bond funds, which seek to duplicate the return characteristics of high-quality U.S. and foreign corporate bonds with a duration range of 10 to 13 years, as well as various U.S. Treasury Separate Trading of Registered Interest and Principal holdings, with wide-ranging maturity dates. These assets are valued using quoted market prices for identical securities in active markets and are classified as Level 1 assets.
(E)    This category is composed of fixed-income funds that invest primarily in government-related bonds of non-U.S. issuers and include investments in the Canadian, as well as emerging markets. These assets are valued using quoted market prices for identical securities in active markets and are classified as Level 1 assets.
(F)    This category is composed of a real estate fund whereby the underlying investments are contained in the Canadian market and a common collective trust fund investing in direct commercial property funds. The real estate fund and the collective trust fund investing in direct commercial property are classified as Level 2 assets, whereby the underlying securities are valued utilizing quoted market prices for identical securities in active markets and based on the quoted market prices of the underlying investments in the common collective trust, respectively.
(G)    This category is composed of a private equity fund that consists primarily of limited partnership interests in corporate finance and venture capital funds, as well as a private limited investment partnership. The fair value estimates of the private equity fund and private limited investment partnership are based on the underlying funds’ net asset values. Furthermore, as a practical expedient equivalent to our defined benefit plan’s ownership interest in the partners’ capital, a proportionate share of the net assets is attributed and further corroborated by our review. The private equity fund and private limited investment partnership are non-redeemable, and the return of principal is based on the liquidation of the underlying assets. In accordance with ASU 2015-07, the private equity fund and private limited investment partnership are removed from the total financial assets measured at fair value and disclosed separately.
In 2022, we expect to make contributions of approximately $2.7, while making direct benefit payments of approximately $10.0. Further, we expect the following payments to be made from the defined benefit pension and other postretirement benefit plans: $56.3 in 2022, $46.7 in 2023, $40.7 in 2024, $39.1 in 2025, $38.0 in 2026, and $172.7 in 2027 through 2031.
Multi-Employer Pension Plan: We participate in one multi-employer pension plan, the Bakery and Confectionery Union and Industry International Pension Fund (“Bakery and Confectionery Union Fund”) (52-6118572), which provides defined benefits to certain union employees. During 2021 and 2020, a total of $2.5 and $2.2 was contributed to the plan, respectively, and we anticipate contributions of $2.3 in 2022.
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
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year-end, not our fiscal year-end. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. During calendar year 2020, the Bakery and Confectionery Union Fund was in Red Zone status, as the current funding status was 48.3 percent. A funding improvement plan, or rehabilitation plan, has been implemented.
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
Commodity Derivatives: We enter into commodity derivatives to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, corn, soybean meal, wheat, and edible oils. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
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
Foreign Currency Exchange Derivatives: We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment.

Interest Rate Derivatives: We utilize derivative instruments to manage interest rate risk associated with anticipated debt transactions, as well as to manage changes in the fair value of our long-term debt. At the inception of an interest rate contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.

The following table presents the gross notional value of outstanding derivative contracts.

	Year Ended April 30,
	2021	2020
Commodity contracts	$861.0	$890.1
Foreign currency exchange contracts	88.4	65.6

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Consolidated Balance     Sheets.

	April 30, 2021
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$52.6	$13.2	$—	$—
Foreign currency exchange contracts	0.1	3.7	—	—
Total derivative instruments	$52.7	$16.9	$—	$—

	April 30, 2020
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$14.7	$33.2	$—	$—
Foreign currency exchange contracts	2.4	0.1	—	—
Total derivative instruments	$17.1	$33.3	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At April 30, 2021, our cash margin accounts represented collateral received of $10.8, and at April 30, 2020, our cash margin accounts represented collateral pledged of $43.2, included in other current assets in the Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Statements of Consolidated Cash Flows.
Economic Hedges

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Year Ended April 30,
	2021	2020	2019
Gains (losses) on commodity contracts	$101.4	$(31.4)	$(98.6)
Gains (losses) on foreign currency exchange contracts	(8.8)	2.3	3.0
Total gains (losses) recognized in costs of products sold	$92.6	$(29.1)	$(95.6)
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

	Year Ended April 30,
	2021	2020	2019
Net gains (losses) on mark-to-market valuation of unallocated derivative positions	$92.6	$(29.1)	$(95.6)
Less: Net gains (losses) on derivative positions reclassified to segment operating profit	(1.0)	(48.7)	(41.4)
Unallocated derivative gains (losses)	$93.6	$19.6	$(54.2)

As of April 30, 2021, the net cumulative unallocated derivative gains were $60.7, and at April 30, 2020 the net cumulative unallocated derivative losses were $32.9.
Cash Flow Hedges
In 2020, we terminated interest rate contracts concurrent with the pricing of the Senior Notes due March 15, 2030, and March 15, 2050. They were designated as cash flow hedges and were used to manage our exposure to interest rate volatility associated with the anticipated debt financing. The termination resulted in a pre-tax loss of $239.8, which was deferred and included as a component of other accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt.
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
Interest expense – net, as presented in the Statements of Consolidated Income, was $177.1, $189.2, and $207.9 in 2021, 2020, and 2019, respectively. The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Year Ended April 30,
	2021	2020	2019
Gains (losses) recognized in other comprehensive income (loss)	$—	$(190.7)	$(49.1)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense	(13.8)	(2.1)	(0.4)
Change in accumulated other comprehensive income (loss)	$13.8	$(188.6)	$(48.7)

Included as a component of accumulated other comprehensive income (loss) at April 30, 2021 and 2020, were deferred net pre-tax losses of $227.3 and $241.1, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $52.5 and $55.5 at April 30, 2021 and 2020, respectively. Approximately $13.6 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

Fair Value Hedges
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and is being recognized over the life of the debt as a reduction of interest expense. To date, we have recognized $49.5 of the gain, of which $8.4, $8.1, and $8.0 were recognized in 2021, 2020, and 2019, respectively. The remaining gain of $4.0 will be recognized in 2022.

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	April 30, 2021		April 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$31.0	$31.0	$38.6	$38.6
Derivative financial instruments – net	35.8	35.8	(16.2)	(16.2)
Total long-term debt	(4,669.7)	(5,034.5)	(5,373.3)	(5,740.6)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2021
Marketable securities and other investments: (A)
Equity mutual funds	$6.3	$—	$—	$6.3
Municipal obligations	—	24.4	—	24.4
Money market funds	0.3	—	—	0.3
Derivative financial instruments: (B)
Commodity contracts – net	39.4	—	—	39.4
Foreign currency exchange contracts – net	(0.4)	(3.2)	—	(3.6)
Total long-term debt (C)	(5,034.5)	—	—	(5,034.5)
Total financial instruments measured at fair value	$(4,988.9)	$21.2	$—	$(4,967.7)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2020
Marketable securities and other investments: (A)
Equity mutual funds	$8.7	$—	$—	$8.7
Municipal obligations	—	24.2	—	24.2
Money market funds	5.7	—	—	5.7
Derivative financial instruments: (B)
Commodity contracts – net	(18.3)	(0.2)	—	(18.5)
Foreign currency exchange contracts – net	0.2	2.1	—	2.3
Total long-term debt (C)	(5,032.0)	(708.6)	—	(5,740.6)
Total financial instruments measured at fair value	$(5,035.7)	$(682.5)	$—	$(5,718.2)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of April 30, 2021, our municipal obligations are scheduled to mature as follows: $1.7 in 2022, $2.5 in 2024, $3.0 in 2025, and the remaining $17.2 in 2026 and beyond. We do not have any municipal obligations scheduled to mature in 2023. For additional information, see Marketable Securities and Other Investments in Note 1: Accounting Policies.
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
We recognized impairment charges of $3.8 during 2021 related to an immaterial trademark within the U.S. Retail Consumer Foods segment. During 2020, we recognized impairment charges of $52.4 related to the recently divested Natural Balance brand within the U.S. Retail Pet Foods segment. These charges were included as noncash charges in our Statements of

Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the indefinite-lived trademarks. For additional information, see Goodwill and Other Intangible Assets in Note 1: Accounting Policies and Note 7: Goodwill and Other Intangible Assets.
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
For the majority of our leases, the interest rate implicit in the lease cannot be readily determined, so we utilize our incremental borrowing rate to present value lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate. As of April 30, 2021, we have entered into a lease commitment related to one distribution center which will begin during the first quarter of 2022. Upon commencement of this lease, we expect to recognize a right-of-use asset and lease liability of approximately $1.9 in the Condensed Consolidated Balance Sheet.
The following table sets forth the right-of-use assets and lease liabilities recognized in the Consolidated Balance Sheets.

	Year Ended April 30,
	2021	2020
Operating lease right-of-use assets	$142.0	$148.4
Operating lease liabilities:
Current operating lease liabilities	$41.1	$36.5
Noncurrent operating lease liabilities	112.8	120.0
Total operating lease liabilities	$153.9	$156.5

Finance lease right-of-use assets:
Machinery and equipment	$9.8	$11.6
Accumulated depreciation	(5.5)	(5.9)
Total property, plant, and equipment	$4.3	$5.7
Finance lease liabilities:
Other current liabilities	$1.8	$2.2
Other noncurrent liabilities	2.5	3.5
Total finance lease liabilities	$4.3	$5.7

The following table summarizes the components of lease expense.

	Year Ended April 30,
	2021	2020
Operating lease cost	$45.4	$51.7
Finance lease cost:
Amortization of right-of-use assets	2.4	2.8
Interest on lease liabilities	0.1	0.2
Variable lease cost	23.2	22.9
Short-term lease cost	37.6	35.2
Sublease income	(3.7)	(4.3)
Net lease cost	$105.0	$108.5
The following table sets forth cash flow and noncash information related to leases.

	Year Ended April 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45.7	$50.8
Operating cash flows from finance leases	0.2	0.2
Financing cash flows from finance leases	2.6	2.8
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	34.8	57.0
Finance leases	1.1	2.6
The following table summarizes the maturity of our lease liabilities by fiscal year.

	April 30, 2021
	Operating Leases	Finance Leases
2022	$44.2	$1.9
2023	40.9	1.2
2024	29.2	0.9
2025	21.3	0.4
2026	18.7	0.1
2027 and beyond	7.9	—
Total undiscounted minimum lease payments	$162.2	$4.5
Less: Imputed interest	8.3	0.2
Lease liabilities	$153.9	$4.3
The following table sets forth the weighted average remaining lease term and discount rate.

	Year Ended April 30,
	2021	2020
Weighted average remaining lease term (in years):
Operating leases	4.4	4.7
Finance leases	3.1	3.4

Weighted average discount rate:
Operating leases	2.5%	3.1%
Finance leases	2.6%	2.9%

Note 13: Share-Based Payments
We provide for equity-based incentives to be awarded to key employees and non-employee directors. Currently, these incentives consist of restricted shares, restricted stock units (which may also be referred to as deferred stock units), performance units, and stock options. During 2021, these awards were administered primarily through the 2010 Equity and Incentive Compensation Plan (the “2010 Plan”) and the 2020 Equity and Incentive Compensation Plan (the “2020 Plan”). The 2010 Plan was initially approved by our shareholders in August 2010 and re-approved in August 2015, and the 2020 Plan was approved by our shareholders in August 2020. The 2010 Plan expired and the 2020 Plan became effective in November 2020, at which time the common shares remaining available for issuance under the 2010 Plan were transferred to the 2020 Plan. Awards under these plans may be in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units, incentive awards, and other share-based awards. Awards under these plans may be granted to our non-employee directors, consultants, officers, and other employees. Deferred stock units granted to non-employee directors vest immediately and, along with dividends credited on those deferred stock units, are paid out in the form of common shares upon termination of service as a non-employee director. At April 30, 2021, there were 4,431,824 shares available for future issuance under the 2020 Plan.
Under the 2020 Plan, we have the option to settle share-based awards by issuing common shares from treasury, issuing new Company common shares, or issuing a combination of common shares from treasury and new Company common shares.
Stock Options: Under the 2010 Plan, we granted 296,619 options during 2021, 193,831 during 2020, and there were no stock options granted during 2019. Stock options granted in 2021 and 2020 vest ratably over a period of three years. The exercise price of all stock options granted was equal to the market value of the shares on the date of grant, and all stock options granted and outstanding have a contractual term of 10 years.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted:

	2021	2020
Expected volatility (%)	23.0%	20.1%
Dividend yield (%)	3.2%	2.8%
Risk-free interest rate (%)	0.4%	1.9%
Expected life of stock options (years)	6.0	6.0
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
The following table is a summary of our stock option activity.

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at May 1, 2020	489,055	$116.25
Granted	296,619	108.90
Exercised	(39,000)	116.46
Cancelled	(26,591)	108.90
Outstanding at April 30, 2021	720,083	$113.48
Exercisable at April 30, 2021	347,545	$114.69
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. The total intrinsic value for stock options outstanding and exercisable was $12.6 and $5.7 at
April 30, 2021, respectively, with an average remaining contractual term of 6.9 years and 4.8 years, respectively. The total intrinsic value of stock options exercised during 2021 and 2020 was $0.6 and $0.2, respectively, and there were no stock options exercised in 2019. The closing market price of our common stock on the last trading day of 2021 was $130.99 per share. The stock options granted during 2021 have a weighted-average grant date fair value of $14.46 per option.

Compensation cost related to stock options is recognized ratably over the service period from the grant date through the end of the requisite service period. During 2021 and 2020, we recognized compensation cost of $2.3 and $1.3, respectively, and during 2019, we did not recognize any compensation cost, as the requisite service period for the previous options granted ended on April 30, 2018. The tax benefit related to the stock option expense was $0.5 and $0.3 for 2021 and 2020, respectively. As of April 30, 2021, we had unrecognized compensation cost of $3.4 related to the stock options that were granted in 2021 and 2020.
Cash received from stock option exercises was $4.5 and $7.1 for the years ended April 30, 2021 and 2020, respectively. There were no stock options exercised in 2019.
Other Equity Awards: The following table is a summary of our restricted shares, deferred stock units, and performance units.

	Restricted Shares and Deferred Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at May 1, 2020	736,684	$119.93	153,217	$123.68
Granted	83,188	110.66	194,786	113.70
Vested	(180,954)	127.83	(10)	123.68
Forfeited	(40,180)	115.77	(22,540)	116.46
Outstanding at April 30, 2021	598,738	$116.54	325,453	$118.21
The weighted-average grant date fair value of equity awards other than stock options that vested in 2021, 2020, and 2019 was $23.1, $14.7, and $17.0, respectively. The weighted-average grant date fair value of restricted shares, deferred stock units, and performance units is the average of the high and the low share price on the date of grant. The vesting date fair value of equity awards other than stock options that vested in 2021, 2020, and 2019 was $19.7, $14.5, and $17.0, respectively. The following table summarizes the weighted-average fair values of the equity awards granted.

Year Ended April 30,	Restricted Shares and Deferred Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Units	Weighted- Average Grant Date Fair Value Per Share
2021	83,188	$110.66	194,786	$113.70
2020	245,945	121.19	168,212	123.68
2019	194,932	104.33	85,154	123.68
The restricted shares and deferred stock units granted in 2021 and 2020 under our new long-term incentive compensation program vest ratably over a three-year period from date of grant. The remaining restricted shares and deferred stock units generally vest over four years from the date of grant or upon the attainment of a defined age and years of service, subject to certain retention requirements. The performance units granted in 2021 and 2020 vest three years from the date of grant and are converted to common shares upon vest based on the performance achieved during the service period. During 2019, the performance units granted represented the number of restricted shares received by certain executive officers, subsequent to year-end, upon conversion of the performance units earned during the one year period.
Note 14: Income Taxes

Income before income taxes is as follows:

	Year Ended April 30,
	2021	2020	2019
Domestic	$1,176.6	$986.7	$659.2
Foreign	(4.7)	40.0	42.4
Income before income taxes	$1,171.9	$1,026.7	$701.6

The components of the provision for income taxes are as follows:

	Year Ended April 30,
	2021	2020	2019
Current:
Federal	$251.3	$188.7	$227.9
Foreign	11.7	8.5	16.0
State and local	46.7	42.4	36.8
Deferred:
Federal	(3.3)	7.1	(73.6)
Foreign	(7.9)	0.6	(0.1)
State and local	(2.9)	(0.1)	(19.8)
Total income tax expense (benefit)	$295.6	$247.2	$187.2
A reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows:

	Year Ended April 30,
(Percent of Pre-tax Income)	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Tax reform – transition tax	—	—	(0.5)
Goodwill impairment charge	—	—	2.9
Sale of the U.S. baking business	—	—	2.4
Sale of the Crisco business	4.5	—	—
Sale of the Natural Balance business	(3.0)	—	—
State and local income taxes	2.9	3.3	2.7
Deferred tax benefit from the Ainsworth integration	—	—	(2.4)
Other items – net	(0.2)	(0.2)	0.6
Effective income tax rate	25.2%	24.1%	26.7%
Income taxes paid	$333.2	$227.1	$250.9
The income tax expense of $295.6 for 2021 includes the permanent tax impacts associated with the sale of the Crisco and Natural Balance businesses.

The income tax expense of $187.2 for 2019 included the permanent tax impacts associated with the sale of the U.S. baking business and a goodwill impairment charge, partially offset by a noncash deferred tax benefit related to the integration of Ainsworth into the Company.

U.S. Tax Reform: On December 22, 2017, the U.S. government enacted the U.S. Tax Cuts and Jobs Act (the “Tax Act”), legislating comprehensive tax reform that reduced the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, broadened the U.S. federal income tax base, required companies to pay a one-time transition tax, and created new taxes on certain foreign-sourced earnings as part of a new territorial tax regime.

During 2019, we finalized our accounting for the income tax effects of enactment of the Tax Act, as required by
ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which resulted in an immaterial adjustment to the net provisional benefit of $765.8 that was previously recorded during 2018. The net benefit included the revaluation of net deferred tax liabilities at the reduced federal income tax rate, partially offset by the estimated impact of the one-time transition tax.

During calendar 2020, the Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act of 2021 were enacted in response to the COVID-19 pandemic and economic downturn. These statutes included rollbacks of certain provisions of the Tax Act, tax extenders for expiring tax breaks, and other tax provisions. While these specific rollbacks and tax provisions had minimal impact to us, any future legislative actions in response to COVID-19 or other policy initiatives could further modify provisions of the Tax Act and/or introduce new legislative provisions, and such changes will need to be analyzed for their respective impacts on our income taxes at that time.

We are a voluntary participant in the Compliance Assurance Process (“CAP”) program offered by the IRS and are currently under a CAP examination for the tax years ended April 30, 2021, 2020, and 2019. Through the contemporaneous exchange of information with the IRS, this program is designed to identify and resolve tax positions with the IRS prior to the filing of a tax return, which allows us to remain current with our IRS examinations. The IRS has completed the CAP examination for the tax year ended April 30, 2018. The tax years prior to 2018 are no longer subject to U.S. federal tax examination. With limited exceptions, we are no longer subject to examination for state and local jurisdictions for the tax years prior to 2016 and for the tax years prior to 2013 for foreign jurisdictions.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of our deferred tax assets and liabilities are as follows:

	April 30,
	2021	2020
Deferred tax liabilities:
Intangible assets	$1,347.4	$1,399.7
Property, plant, and equipment	187.9	151.3
Leases	27.4	30.3
Other	16.2	15.1
Total deferred tax liabilities	$1,578.9	$1,596.4
Deferred tax assets:
Post-employment and other employee benefits	$103.6	$100.3
Tax credit and loss carryforwards	28.3	28.1
Intangible assets	17.1	16.9
Hedging transactions	43.4	59.5
Leases	29.4	31.9
Other	38.5	37.8
Total deferred tax assets	$260.3	$274.5
Valuation allowance	(30.7)	(29.7)
Total deferred tax assets, less allowance	$229.6	$244.8
Net deferred tax liability	$1,349.3	$1,351.6

We evaluate the realizability of deferred tax assets for each of the jurisdictions in which we operate. The total valuation allowance increased by an immaterial amount during the year.

During 2021, we returned $100.0 of foreign cash to the U.S. from Canada. The repatriation was subject to $5.0 of foreign withholding taxes, while U.S. federal and state income taxes were not significant. As of April 30, 2021, we have re-evaluated our global cash needs and determined that a portion of our undistributed earnings, primarily in Canada, are no longer permanently reinvested, resulting in the recognition of an immaterial deferred tax liability. Deferred income taxes have not been provided on approximately $23.9 of the remaining temporary differences related to our investments in our other foreign subsidiaries since these amounts remain permanently reinvested, with immaterial tax effects.
Our unrecognized tax benefits were $10.2, $13.1, and $15.0, of which $8.1, $10.5, and $12.0 would affect the effective tax rate, if recognized, as of April 30, 2021, 2020, and 2019, respectively. Our accrual for tax-related net interest and penalties totaled $1.7, $1.9, and $3.3 as of April 30, 2021, 2020, and 2019, respectively. The amount of tax related to net interest and penalties credited to earnings totaled $0.2, $0.1, and $0.8 for 2021, 2020, and 2019, respectively.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $3.3, primarily as a result of the expiration of statute of limitation periods.

A reconciliation of our unrecognized tax benefits is as follows:

	2021	2020	2019
Balance at May 1,	$13.1	$15.0	$32.3
Increases:
Current year tax positions	0.7	1.4	0.9
Prior year tax positions	—	0.2	0.3
Decreases:
Settlement with tax authorities	—	—	9.0
Expiration of statute of limitations periods	2.6	3.5	9.5
Prior year tax positions	1.0	—	—
Balance at April 30,	$10.2	$13.1	$15.0

Note 15: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2018	$(16.4)	$(2.9)	$(101.0)	$3.6	$(116.7)
Reclassification adjustments	—	0.4	7.3	—	7.7
Current period credit (charge)	(19.1)	(49.1)	(19.1)	0.7	(86.6)
Income tax benefit (expense)	—	11.2	2.8	(0.2)	13.8
Balance at April 30, 2019	$(35.5)	$(40.4)	$(110.0)	$4.1	$(181.8)
Reclassification adjustments	—	2.1	7.4	—	9.5
Current period credit (charge)	(15.0)	(190.7)	(54.8)	(0.4)	(260.9)
Income tax benefit (expense)	—	43.4	10.7	0.1	54.2
Balance at April 30, 2020	$(50.5)	$(185.6)	$(146.7)	$3.8	$(379.0)
Reclassification adjustments	—	13.8	46.3	—	60.1
Current period credit (charge)	41.5	—	18.9	(0.1)	60.3
Income tax benefit (expense)	—	(3.0)	(15.8)	—	(18.8)
Balance at April 30, 2021	$(9.0)	$(174.8)	$(97.3)	$3.7	$(277.4)
(A)The reclassification from accumulated other comprehensive income (loss) to interest expense was related to terminated interest rate contracts. The current period charge in 2020 and 2019 relates to losses on the interest rate contracts entered into in November 2018 and June 2018 that were terminated in 2020. For additional information, see Note 10: Derivative Financial Instruments.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. The reclassification adjustments in 2021 primarily include the impact of the nonrecurring settlement charges related to the purchase of a group annuity contract to transfer our Canadian defined benefit pension plan obligations to an insurance company. For additional information, see Note 9: Pensions and Other Postretirement Benefits.

Note 16: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of the remaining proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2021. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in CERT v. Brad Barry LLC, et al., which alleges that we, in addition to the Defendants who manufacture, package, distribute, or sell packaged coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. CERT sought equitable relief, including warnings to consumers, as well as civil penalties in the amount of the statutory maximum of $2,500 per day per violation of Proposition 65. In addition, CERT asserted that every consumed cup of coffee, absent a compliant warning, was equivalent to a violation under Proposition 65. In June 2019, the state agency responsible for administering the Proposition 65 program, OEHHA, approved a regulation clarifying that cancer warnings are not required for coffee under Proposition 65, and in August 2020, the trial court granted the Defendants’ motion for summary judgment based on the regulation. CERT appealed the ruling in November 2020 to the California Court of Appeals for the Second Appellate District, which is currently pending.

We are also defendants in nine pending putative class action lawsuits filed in federal courts in California, Florida, Illinois, Missouri, Texas, Washington, and Washington D.C. The plaintiffs in those actions assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. Five of the lawsuits have been transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. Similar claims have been asserted against certain retailers of our Folgers coffee products, and indemnity claims have been asserted by such retailers against us. Various other potential plaintiffs have threatened to assert similar claims against us.

The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2021, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.

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
Repurchase Programs: On October 22, 2020, the Board authorized the repurchase of up to 5.0 million common shares, in addition to the 3.6 million common shares that remained available for repurchase pursuant to prior authorizations of the Board, for a total of 8.6 million common shares available for repurchase. Under the repurchase program, a total of 5.8 million common shares were repurchased for $671.9 during 2021. Included in the total repurchases during the third quarter of 2021 were 2.0 million common shares repurchased under a 10b5-1 plan entered into on December 30, 2020. At April 30, 2021, approximately 2.8 million common shares remain available for repurchase pursuant to the Board’s authorizations. We did not repurchase any common shares under a repurchase plan authorized by the Board during 2020.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2021 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2021. The information required by this Item as to the executive officers of the Company is incorporated herein by reference to Part I, Item 1 in this Annual Report on Form 10-K.
The Board has adopted a Code of Business Conduct and Ethics, last revised January 2018, which applies to our directors, principal executive officer, and principal financial and accounting officer. The Board has adopted charters for each of the Audit, Executive Compensation, and Nominating, Governance, and Corporate Responsibility committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on our website (investors.jmsmucker.com/governance-documents).
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2021.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2021.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Corporate Governance” and “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2021.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2021.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:
See the Index to Financial Statements on page 37 of this Annual Report on Form 10-K.
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

3.1	Amended Articles of Incorporation of The J. M. Smucker Company
3.2	Amended Regulations of the J. M. Smucker Company (as Amended January 17, 2020)
4.1	Description of Capital Stock
4.2	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association
4.3	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the guarantors party thereto, and U.S. Bank National Association
4.4	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee
4.5	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.6	Second Supplemental Indenture, dated as of December 7, 2017, between the Company and U.S. Bank National Association, as trustee
4.7	Third Supplemental Indenture, dated as of March 9, 2020, between the Company and U.S. Bank National Association.
4.8	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among the administrative agents and other parties identified therein
10.1	Nonemployee Director Stock Plan dated January 1, 1997*
10.2	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*
10.3	Amendment No. 1 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of June 17, 2020*
10.4	The J. M. Smucker Company Voluntary Deferred Compensation Plan, Amended and Restated as of December 1, 2012*
10.5	Amendment No. 1 to The J. M. Smucker Company Voluntary Deferred Compensation Plan, dated as of June 17, 2020*
10.6	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006*
10.7	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.8	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.9	The J. M. Smucker Company 2020 Equity and Incentive Compensation Plan*
10.10	Form of Restricted Stock Agreement*
10.11	Form of Deferred Stock Units Agreement*
10.12	Form of Special One-Time Grant of Restricted Stock Agreement*

Exhibit Number	Exhibit Description
10.13	Form of Restricted Stock Agreement*
10.14	Form of Special One-Time Grant of Restricted Stock Agreement*
10.15	Form of Special One-Time Grant of Deferred Stock Units Agreement*
10.16	Form of Restricted Stock Agreement*
10.17	Form of Deferred Stock Units Agreement*
10.18	Form of Performance Units Agreement*
10.19	Form of Restricted Stock Agreement*
10.20	Form of Deferred Stock Units Agreement*
10.21	Form of Deferred Stock Units Agreement*
10.22	Form of Restricted Stock Agreement*
10.23	Form of Deferred Stock Units Agreement*
10.24	Form of Performance Units Agreement*
10.25	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.26	Form of Special One-Time Grant of Restricted Stock Agreement (4-year Cliff Vest)*
10.27	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.28	Form of Special One-Time Grant of Restricted Stock Agreement (Age 60 Vest)*
10.29	Form of Performance Units Agreement*
10.30	Form of Nonstatutory Stock Option Agreement*
10.31	Form of Nonstatutory Stock Option Agreement*
10.32	Form of Nonstatutory Stock Option Agreement*
10.33	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (three-year vesting)*
10.34	Employment Offer, dated February 28, 2020, between the Company and John P. Brase*
10.35	Separation Agreement, effective as of January 4, 2020, between the Company and Kevin G. Jackson*
10.36	Separation Agreement, effective as of January 10, 2020, between the Company and David J. Lemmon*
10.37	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007)*
10.38	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014)*
10.39	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2021)*
10.40	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, Restated Effective May 1, 2015*
10.41	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*
10.42	Amendment No. 2 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of May 1, 2017*
10.43	Amendment No. 3 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of June 17, 2020*
10.44	The J. M. Smucker Company Restoration Plan, Amended and Restated Effective January 1, 2013*
10.45	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015*
10.46	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*
10.47	Amendment No. 3 to The J. M. Smucker Company Restoration Plan, dated as of January 1, 2017*
10.48	Amendment No. 4 to The J. M. Smucker Company Restoration Plan, dated as of June 17, 2020*
10.49	The J.M. Smucker Company Executive Severance Plan.
10.50	Form of Amended and Restated Change in Control Severance Agreement between the Company and the Officer party thereto*
10.51	Form of Indemnity Agreement between the Company and the Officer party thereto*

Exhibit Number	Exhibit Description
10.52	The J. M. Smucker Company 1998 Equity and Performance Incentive Plan (Amended and Restated Effective June 6, 2005)*
10.53	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and the Company, dated November 6, 2008
10.54	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008
10.55
Revolving Credit Agreement, dated as of September 1, 2017, by and among the Company, Smucker Foods of Canada Corp., a federally incorporated Canadian corporation, Bank of America, N.A., as administrative agent, and the several financial institutions from time to time party thereto

10.56
Amendment No. 1 to Credit Agreement dated as of April 27, 2018, to the Revolving Credit Agreement, dated as of September 1, 2017, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders party thereto, and Bank of America, N.A., as administrative agent

10.57	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
10.58	Term Loan Credit Agreement, dated as of April 27, 2018, among the Company, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent
10.59
Amendment No. 1 to Credit Agreement dated as of November 14, 2019, to the Term Loan Credit Agreement, dated as of April 27, 2018, among the Company, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended April 30, 2021, formatted in Inline XBRL

* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 17, 2021	The J. M. Smucker Company

/s/ Tucker H. Marshall
	By:	Tucker H. Marshall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Mark T. Smucker	President and Chief Executive Officer and Director (Principal Executive Officer)	June 17, 2021
/s/ Tucker H. Marshall
Tucker H. Marshall	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 17, 2021
*
Timothy P. Smucker	Chairman Emeritus	June 17, 2021
*
Richard K. Smucker	Executive Chairman	June 17, 2021
*
Susan E. Chapman-Hughes	Director	June 17, 2021
*
Paul J. Dolan	Director	June 17, 2021
*
Jay L. Henderson	Director	June 17, 2021
*
Kirk L. Perry	Director	June 17, 2021
*
Sandra Pianalto	Director	June 17, 2021
*
Nancy Lopez Russell	Director	June 17, 2021
*
Alex Shumate	Director	June 17, 2021
*
Jodi L. Taylor	Director	June 17, 2021
*
Dawn C. Willoughby	Director	June 17, 2021

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 17, 2021		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen Attorney-in-Fact