Form 10-Q
period 2021-07-31
J M SMUCKER Co
filed 2021-08-26
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 108,358,521 common shares outstanding on August 19, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2021	2020
Net sales	$1,858.0	$1,971.8
Cost of products sold (A)	1,218.6	1,196.4
Gross Profit	639.4	775.4
Selling, distribution, and administrative expenses	324.0	357.5
Amortization	55.4	59.6
Other special project costs (A)	1.8	—
Other operating expense (income) – net	(1.2)	(2.8)
Operating Income	259.4	361.1
Interest expense – net	(43.1)	(46.1)
Other income (expense) – net	(11.1)	(1.4)
Income Before Income Taxes	205.2	313.6
Income tax expense	51.3	76.6
Net Income	$153.9	$237.0
Earnings per common share:
Net Income	$1.42	$2.08
Net Income – Assuming Dilution	$1.42	$2.08
(A) Special project costs include divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs. For more information, see Note 3: Integration and Restructuring Costs and Note 5: Reportable Segments.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2021	2020
Net income	$153.9	$237.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.0)	12.9
Cash flow hedging derivative activity, net of tax	2.3	2.6
Pension and other postretirement benefit plans activity, net of tax	(2.6)	1.7
Available-for-sale securities activity, net of tax	0.1	0.9
Total Other Comprehensive Income (Loss)	(4.2)	18.1
Comprehensive Income	$149.7	$255.1
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	July 31, 2021	April 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$168.8	$334.3
Trade receivables – net	566.0	533.7
Inventories:
Finished products	700.8	607.6
Raw materials	404.7	352.3
Total Inventory	1,105.5	959.9
Other current assets	112.6	113.8
Total Current Assets	1,952.9	1,941.7
Property, Plant, and Equipment
Land and land improvements	124.5	124.3
Buildings and fixtures	970.8	967.0
Machinery and equipment	2,486.4	2,469.7
Construction in progress	305.2	282.3
Gross Property, Plant, and Equipment	3,886.9	3,843.3
Accumulated depreciation	(1,898.5)	(1,841.8)
Total Property, Plant, and Equipment	1,988.4	2,001.5
Other Noncurrent Assets
Operating lease right-of-use assets	133.5	142.0
Goodwill	6,021.0	6,023.6
Other intangible assets – net	5,985.2	6,041.2
Other noncurrent assets	130.7	134.2
Total Other Noncurrent Assets	12,270.4	12,341.0
Total Assets	$16,211.7	$16,284.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,041.2	$1,034.1
Accrued trade marketing and merchandising	194.9	200.6
Current portion of long-term debt	751.6	1,152.9
Short-term borrowings	366.0	82.0
Current operating lease liabilities	41.2	41.1
Other current liabilities	368.3	356.8
Total Current Liabilities	2,763.2	2,867.5
Noncurrent Liabilities
Long-term debt, less current portion	3,517.5	3,516.8
Deferred income taxes	1,348.8	1,349.3
Noncurrent operating lease liabilities	103.9	112.8
Other noncurrent liabilities	308.0	313.0
Total Noncurrent Liabilities	5,278.2	5,291.9
Total Liabilities	8,041.4	8,159.4
Shareholders’ Equity
Common shares	27.1	27.1
Additional capital	5,531.0	5,527.6
Retained income	2,893.8	2,847.5
Accumulated other comprehensive income (loss)	(281.6)	(277.4)
Total Shareholders’ Equity	8,170.3	8,124.8
Total Liabilities and Shareholders’ Equity	$16,211.7	$16,284.2
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2021	2020
Operating Activities
Net income	$153.9	$237.0
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	58.5	54.1
Amortization	55.4	59.6
Pension settlement loss (gain)	3.7	—
Share-based compensation expense	5.3	5.9
Other noncash adjustments – net	3.1	3.8
Make-whole payments included in financing activities	7.0	—
Changes in assets and liabilities:
Trade receivables	(32.9)	55.1
Inventories	(146.3)	(98.5)
Other current assets	8.0	0.3
Accounts payable	28.5	41.1
Accrued liabilities	(43.9)	7.1
Income and other taxes	47.4	43.4
Other – net	(9.9)	0.1
Net Cash Provided by (Used for) Operating Activities	137.8	409.0
Investing Activities
Additions to property, plant, and equipment	(68.0)	(76.6)
Other – net	(12.0)	27.4
Net Cash Provided by (Used for) Investing Activities	(80.0)	(49.2)
Financing Activities
Short-term borrowings (repayments) – net	284.0	47.8
Repayments of long-term debt	(407.0)	(300.0)
Quarterly dividends paid	(97.2)	(100.1)
Purchase of treasury shares	(6.8)	(4.6)
Proceeds from stock option exercises	4.0	—
Other – net	(0.3)	(0.4)
Net Cash Provided by (Used for) Financing Activities	(223.3)	(357.3)
Effect of exchange rate changes on cash	—	3.0
Net increase (decrease) in cash and cash equivalents	(165.5)	5.5
Cash and cash equivalents at beginning of period	334.3	391.1
Cash and Cash Equivalents at End of Period	$168.8	$396.6
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31, 2021
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2021	108,339,057	$27.1	$5,527.6	$2,847.5	$(277.4)	$8,124.8
Net income				153.9		153.9
Other comprehensive income (loss)					(4.2)	(4.2)
Comprehensive income						149.7
Purchase of treasury shares	(50,203)	—	(6.1)	(0.7)		(6.8)
Stock plans	71,140	—	9.5			9.5
Cash dividends declared, $0.99 per common share				(106.9)		(106.9)
Balance at July 31, 2021	108,359,994	$27.1	$5,531.0	$2,893.8	$(281.6)	$8,170.3

	Three Months Ended July 31, 2020
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2020	114,072,726	$29.0	$5,794.1	$2,746.8	$(379.0)	$8,190.9
Net income				237.0		237.0
Other comprehensive income (loss)					18.1	18.1
Comprehensive income						255.1
Purchase of treasury shares	(42,194)	—	(5.5)	0.9		(4.6)
Stock plans	56,910	—	6.2			6.2
Cash dividends declared, $0.90 per common share				(102.4)		(102.4)
Other		(0.5)	0.5	—		—
Balance at July 31, 2020	114,087,442	$28.5	$5,795.3	$2,882.3	$(360.9)	$8,345.2
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
Operating results for the three months ended July 31, 2021, are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2021.
Note 2: Recently Issued Accounting Standards
In November 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to modernize and simplify Management’s Discussion and Analysis and certain financial disclosure requirements. These updates are part of the SEC’s broader disclosure effectiveness initiative and reflect a principles-based, registrant-specific approach to disclosures, intended to improve the content and simplify compliance for registrants. During 2021, we early adopted certain updates to section 301, Selected Financial Data, and 302, Supplementary Financial Information. As required, we will complete the adoption of the remaining amendments during 2022 and do not anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 was effective for us on May 1, 2021. The accounting guidance for franchise taxes and foreign investments was adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of 2022. All other applicable provisions were adopted on a prospective basis, as required by ASU 2019-12. The adoption of this ASU did not have a material impact on our financial statements and disclosures.
Note 3: Integration and Restructuring Costs
Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities, which are expensed as incurred. These integration and restructuring costs are reported in costs of products sold and other special project costs in the Condensed Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Restructuring Costs: A restructuring program was approved by the Board of Directors (the “Board”) during 2021, associated with opportunities identified to reduce our overall cost structure and optimize our organizational design, inclusive of stranded overhead associated with recent divestitures of the Crisco® and Natural Balance® businesses. For additional information related to these divestitures, see Note 4: Divestitures. During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, production facility by the end of 2022, as a result of a new strategic partnership for the production of our Away From Home liquid coffee products. We expect to incur costs of approximately $85.0 associated with the restructuring activities approved to date. Approximately half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, while the remainder represents employee-related costs. We anticipate the activities associated with this restructuring program will be completed by the end of 2023, with the majority of the costs expected to be incurred by the end of 2022.
The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended July 31, 2021	Total Costs Incurred to Date at July 31, 2021
Employee-related costs	$1.3	$18.6
Other transition and termination costs	5.1	11.9
Total restructuring costs	$6.4	$30.5
The obligation related to severance costs and retention bonuses was $3.8 and $14.6 at July 31, 2021 and April 30, 2021, respectively. As of July 31, 2021, cumulative noncash charges incurred to date were $7.7, including $3.3 incurred during the first quarter of 2022, and primarily consisted of accelerated depreciation. We did not incur any costs related to restructuring during the three months ended July 31, 2020.
Note 4: Divestitures

On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods, Inc. (“B&G Foods”). The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. Under our ownership, the business generated net sales of $198.9 in 2021, primarily included in the U.S. Retail Consumer Foods segment. We received net proceeds from the divestiture of $530.2, which were net of cash transaction costs and a working capital adjustment.

On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus Capital Management LP (“Nexus”). The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7 in 2021, included in the U.S. Retail Pet Foods segment. We received net proceeds from the divestiture of $33.8, which were net of cash transaction costs and a working capital adjustment.
Upon completion of these transactions during the second half of 2021, we recognized a pre-tax gain of $114.8 related to the Crisco business and a pre-tax loss of $89.5 related to the Natural Balance business.
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
Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as amortization expense and impairment charges related to intangible assets, gains and losses related to the sale of a business, the net change in cumulative unallocated gains and losses on commodity and foreign currency exchange derivative activities (“change in net cumulative unallocated derivative gains and losses”), divestiture, acquisition, integration, and restructuring costs (“special project costs”), as well as corporate administrative expenses.

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
The following table reconciles segment profit to income before income taxes.

	Three Months Ended July 31,
	2021	2020
Net sales:
U.S. Retail Pet Foods	$648.0	$692.6
U.S. Retail Coffee	543.2	570.9
U.S. Retail Consumer Foods	435.6	489.2
International and Away From Home	231.2	219.1
Total net sales	$1,858.0	$1,971.8
Segment profit:
U.S. Retail Pet Foods	$79.9	$125.3
U.S. Retail Coffee	151.3	182.6
U.S. Retail Consumer Foods	118.7	131.5
International and Away From Home	32.9	30.9
Total segment profit	$382.8	$470.3
Amortization	(55.4)	(59.6)
Interest expense – net	(43.1)	(46.1)
Change in net cumulative unallocated derivative gains and losses	(2.2)	16.2
Cost of products sold – special project costs (A)	(4.6)	—
Other special project costs (A)	(1.8)	—
Corporate administrative expenses	(59.4)	(65.8)
Other income (expense) – net	(11.1)	(1.4)
Income before income taxes	$205.2	$313.6
(A)Special project costs include divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs in the Condensed Statement of Consolidated Income. For more information, see Note 3: Integration and Restructuring Costs.
The following table presents certain geographical information.

	Three Months Ended July 31,
	2021	2020
Net sales:
United States	$1,733.2	$1,829.7
International:
Canada	$102.1	$108.2
All other international	22.7	33.9
Total international	$124.8	$142.1
Total net sales	$1,858.0	$1,971.8

The following table presents product category information.

	Three Months Ended July 31,
	2021	2020	Primary Reportable Segment (A)
Coffee	$613.1	$635.7	U.S. Retail Coffee
Dog food	228.3	277.7	U.S. Retail Pet Foods
Cat food	221.0	220.0	U.S. Retail Pet Foods
Pet snacks	215.8	212.8	U.S. Retail Pet Foods
Peanut butter	211.3	199.9	U.S. Retail Consumer Foods
Frozen handheld	121.6	95.5	U.S. Retail Consumer Foods
Fruit spreads	90.8	104.3	U.S. Retail Consumer Foods
Portion control	34.4	24.0	Other (B)
Juices and beverages	33.2	33.6	U.S. Retail Consumer Foods
Baking mixes and ingredients	12.4	23.2	Other (B)
Shortening and oils	—	77.3	U.S. Retail Consumer Foods (C)
Other	76.1	67.8	Other (B)
Total net sales	$1,858.0	$1,971.8
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.
(C)During 2021, the net sales within this category were related to the divested Crisco business. For more information, see Note 4: Divestitures.
Note 6: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended July 31,
	2021	2020
Net income	$153.9	$237.0
Less: Net income allocated to participating securities	0.5	1.1
Net income allocated to common stockholders	$153.4	$235.9
Weighted-average common shares outstanding	108.0	113.5
Add: Dilutive effect of stock options	0.1	—
Weighted-average common shares outstanding – assuming dilution	108.1	113.5
Net income per common share	$1.42	$2.08
Net income per common share – assuming dilution	$1.42	$2.08

Note 7: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	July 31, 2021		April 30, 2021
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due October 15, 2021	$750.0	$751.6	$750.0	$753.5
3.00% Senior Notes due March 15, 2022	—	—	400.0	399.4
3.50% Senior Notes due March 15, 2025	1,000.0	997.0	1,000.0	996.8
3.38% Senior Notes due December 15, 2027	500.0	497.2	500.0	497.1
2.38% Senior Notes due March 15, 2030	500.0	495.8	500.0	495.7
4.25% Senior Notes due March 15, 2035	650.0	644.4	650.0	644.3
4.38% Senior Notes due March 15, 2045	600.0	587.2	600.0	587.1
3.55% Senior Notes due March 15, 2050	300.0	295.9	300.0	295.8
Total long-term debt	$4,300.0	$4,269.1	$4,700.0	$4,669.7
Current portion of long-term debt	750.0	751.6	1,150.0	1,152.9
Total long-term debt, less current portion	$3,550.0	$3,517.5	$3,550.0	$3,516.8
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
During the first quarter of 2022, we prepaid $400.0 in principal of the Senior Notes due March 15, 2022, and as a result, we recognized a net loss on extinguishment of $6.9, which primarily consisted of a make-whole payment and was included in other income (expense) – net in the Condensed Statement of Consolidated Income.
As of July 31, 2021, we had available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that was scheduled to mature in September 2022. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, London Interbank Offered Rate (“LIBOR”), or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at July 31, 2021, or April 30, 2021.
Subsequent to the first quarter of 2022, we entered into an unsecured revolving credit facility with a group of 11 banks, which provides for a revolving credit line of $2.0 billion and matures in August 2026. As a result of entering into the new facility in August 2021, we terminated the $1.8 billion revolving credit facility. The new revolving credit facility includes approximately $4.0 of capitalized debt issuance costs, which will be amortized to interest expense over the time for which the revolving credit facility is effective. Borrowings under the new revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We have not drawn upon the $2.0 billion revolving credit facility.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion as of July 31, 2021. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2021, and April 30, 2021, we had $366.0 and $82.0 of short-term borrowings outstanding, respectively, which were both issued under our commercial paper program at a weighted-average interest rate of 0.17 percent. In conjunction with entering into the $2.0 billion unsecured revolving credit facility in August 2021, we also increased the commercial paper limit from $1.8 billion to $2.0 billion.
Interest paid totaled $12.8 and $10.2 for the three months ended July 31, 2021 and 2020, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, effect of interest rate contracts, amortization of debt issuance costs and discounts, and the payment of other debt fees.
Our debt instruments contain certain financial covenant restrictions, including a leverage ratio and an interest coverage ratio. As of July 31, 2021, we are in compliance with all covenants. Furthermore, in conjunction with entering into the $2.0 billion unsecured revolving credit facility in August 2021, we amended the financial covenant restrictions to remove the leverage ratio.

Note 8: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2021	2020	2021	2020
Service cost	$0.4	$0.5	$0.3	$0.5
Interest cost	3.2	4.6	0.4	0.4
Expected return on plan assets	(4.1)	(6.1)	—	—
Amortization of net actuarial loss (gain)	1.7	3.3	(0.1)	—
Amortization of prior service cost (credit)	0.2	0.2	(0.2)	(0.3)
Settlement loss (gain)	3.7	—	—	—
Net periodic benefit cost	$5.1	$2.5	$0.4	$0.6
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
The following table presents the gross notional value of outstanding derivative contracts.

	July 31, 2021	April 30, 2021
Commodity contracts	$484.8	$861.0
Foreign currency exchange contracts	98.5	88.4

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2021
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$41.9	$9.1	$—	$—
Foreign currency exchange contracts	1.1	1.1	—	—
Total derivative instruments	$43.0	$10.2	$—	$—

	April 30, 2021
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$52.6	$13.2	$—	$—
Foreign currency exchange contracts	0.1	3.7	—	—
Total derivative instruments	$52.7	$16.9	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $0.6 at July 31, 2021 and collateral received of $10.8 at April 30, 2021, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2021	2020
Derivative gains (losses) on commodity contracts	$15.8	$11.4
Derivative gains (losses) on foreign currency exchange contracts	1.5	(2.3)
Total derivative gains (losses) recognized in cost of products sold	$17.3	$9.1
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

	Three Months Ended July 31,
	2021	2020
Net derivative gains (losses) recognized and classified as unallocated	$17.3	$9.1
Less: Net derivative gains (losses) reclassified to segment operating profit	19.5	(7.1)
Change in net cumulative unallocated derivative gains and losses	$(2.2)	$16.2
The net cumulative unallocated derivative gains were $58.5 and $60.7 at July 31, 2021, and April 30, 2021, respectively.

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
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended July 31,
	2021	2020
Gains (losses) recognized in other comprehensive income (loss)	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to income (A)	(2.9)	(3.4)
Change in accumulated other comprehensive income (loss)	$2.9	$3.4
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $43.1 and $46.1 for the three months ended July 31, 2021 and 2020, respectively, which included the reclassification of losses of $3.5 and $3.4, respectively. Other income (expense) – net, as presented in the Condensed Statement of Consolidated Income was expense of $11.1 for the three months ended July 31, 2021, which included the reclassification of a gain of $0.6 related to the debt extinguishment, as discussed in Note 7: Debt and Financing Arrangements.
Included as a component of accumulated other comprehensive income (loss) at July 31, 2021, and April 30, 2021, were deferred net pre-tax losses of $224.4 and $227.3, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at July 31, 2021, and April 30, 2021, was $51.9 and $52.5, respectively. Approximately $13.6 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
Fair Value Hedges
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and is being recognized over the life of the debt as a reduction of interest expense. To date, we have recognized $51.6 of the gain, of which $2.1 and $2.2 was recognized during the three months ended July 31, 2021 and 2020, respectively. The remaining gain of $1.9 will be recognized during the second quarter of 2022.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2021		April 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$30.8	$30.8	$31.0	$31.0
Derivative financial instruments – net	32.8	32.8	35.8	35.8
Total long-term debt	(4,269.1)	(4,784.5)	(4,669.7)	(5,034.5)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 30, 2021
Marketable securities and other investments: (A)
Equity mutual funds	$6.5	$—	$—	$6.5
Municipal obligations	—	24.2	—	24.2
Money market funds	0.1	—	—	0.1
Derivative financial instruments: (B)
Commodity contracts – net	32.8	—	—	32.8
Foreign currency exchange contracts – net	0.2	(0.2)	—	—
Total long-term debt (C)	(4,784.5)	—	—	(4,784.5)
Total financial instruments measured at fair value	$(4,744.9)	$24.0	$—	$(4,720.9)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2021
Marketable securities and other investments: (A)
Equity mutual funds	$6.3	$—	$—	$6.3
Municipal obligations	—	24.4	—	24.4
Money market funds	0.3	—	—	0.3
Derivative financial instruments: (B)
Commodity contracts – net	39.4	—	—	39.4
Foreign currency exchange contracts – net	(0.4)	(3.2)	—	(3.6)
Total long-term debt (C)	(5,034.5)	—	—	(5,034.5)
Total financial instruments measured at fair value	$(4,988.9)	$21.2	$—	$(4,967.7)

(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2021, our municipal obligations are scheduled to mature as follows: $1.8 in 2022, $2.2 in 2024, $3.0 in 2025, $2.0 in 2026, and the remaining $15.2 in 2027 and beyond. We do not have any municipal obligations scheduled to mature in 2023.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. For additional information, see Note 9: Derivative Financial Instruments.
(C)Long-term debt is composed of public Senior Notes, which are traded in an active secondary market and valued using quoted prices. For additional information, see Note 7: Debt and Financing Arrangements.
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
Because the interest rate implicit in the lease cannot be readily determined for the majority of our leases, we utilize our incremental borrowing rate to present value lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate.
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2021	April 30, 2021
Operating lease right-of-use assets	$133.5	$142.0
Operating lease liabilities:
Current operating lease liabilities	$41.2	$41.1
Noncurrent operating lease liabilities	103.9	112.8
Total operating lease liabilities	$145.1	$153.9

Finance lease right-of-use assets:
Machinery and equipment	$9.3	$9.8
Accumulated depreciation	(5.6)	(5.5)
Total property, plant, and equipment	$3.7	$4.3
Finance lease liabilities:
Other current liabilities	$1.5	$1.8
Other noncurrent liabilities	2.2	2.5
Total finance lease liabilities	$3.7	$4.3
The following table summarizes the components of lease expense.

	Three Months Ended July 31,
	2021	2020
Operating lease cost	$10.8	$11.3
Finance lease cost:
Amortization of right-of-use assets	0.5	0.6
Interest on lease liabilities	—	0.1
Variable lease cost	5.3	5.6
Short-term lease cost	10.8	9.0
Sublease income	(0.3)	(1.5)
Net lease cost	$27.1	$25.1
The following table sets forth cash flow and noncash information related to leases.

	Three Months Ended July 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.0	$10.4
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	0.7	0.9
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2.0	—
Finance leases	—	0.3

The following table summarizes the maturity of our lease liabilities by fiscal year.

	July 31, 2021
	Operating Leases	Finance Leases
2022 (remainder of the year)	$33.4	$1.3
2023	41.4	1.1
2024	29.8	0.9
2025	21.3	0.5
2026	18.6	0.1
2027 and beyond	8.0	—
Total undiscounted minimum lease payments	$152.5	$3.9
Less: Imputed interest	7.4	0.2
Lease liabilities	$145.1	$3.7
The following table sets forth the weighted average remaining lease term and discount rate.

	July 31, 2021	April 30, 2021
Weighted average remaining lease term (in years):
Operating leases	4.2	4.4
Finance leases	3.0	3.1

Weighted average discount rate:
Operating leases	2.5%	2.5%
Finance leases	2.5%	2.6%
Note 12: Income Taxes
The effective income tax rates for the three months ended July 31, 2021 and 2020, were 25.0 and 24.4 percent, respectively. During the three months ended July 31, 2021 and 2020, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes.
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

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2021	$(9.0)	$(174.8)	$(97.3)	$3.7	$(277.4)
Reclassification adjustments	—	2.9	(5.3)	—	(2.4)
Current period credit (charge)	(4.0)	—	1.8	0.2	(2.0)
Income tax benefit (expense)	—	(0.6)	0.9	(0.1)	0.2
Balance at July 31, 2021	$(13.0)	$(172.5)	$(99.9)	$3.8	$(281.6)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2020	$(50.5)	$(185.6)	$(146.7)	$3.8	$(379.0)
Reclassification adjustments	—	3.4	2.2	—	5.6
Current period credit (charge)	12.9	—	—	1.1	14.0
Income tax benefit (expense)	—	(0.8)	(0.5)	(0.2)	(1.5)
Balance at July 31, 2020	$(37.6)	$(183.0)	$(145.0)	$4.7	$(360.9)

(A)The reclassification is composed of deferred gains (losses) related to terminated interest rate contracts. During both 2022 and 2021, the reclassification was primarily from accumulated other comprehensive income (loss) to interest expense. In addition, during the first quarter of 2022, a portion of the reclassification was to other income (expense) – net, which was driven by the prepayment of the Senior Notes due March 15, 2022. For additional information, see Note 9: Derivative Financial Instruments.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. For additional information, see Note 8: Pensions and Other Postretirement Benefits.
Note 14: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2021. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2021, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Note 15: Common Shares
The following table sets forth common share information.

	July 31, 2021	April 30, 2021
Common shares authorized	300.0	300.0
Common shares outstanding	108.4	108.3
Treasury shares	38.1	38.2
Repurchase Program: At July 31, 2021, approximately 2.8 million common shares remain available for repurchase pursuant to the Board’s authorizations. During the three months ended July 31, 2021 and 2020, we did not repurchase any common shares under a repurchase plan authorized by the Board. The shares repurchased during the three months ended July 31, 2021 and 2020, consisted of shares repurchased from stock plan recipients in lieu of cash payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three months ended July 31, 2021 and 2020. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods. The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. Under our ownership, the business generated net sales of $198.9 in 2021, primarily included in the U.S. Retail Consumer Foods segment. We received net proceeds from the divestiture of $530.2, which were net of cash transaction costs and a working capital adjustment. Upon completion of this transaction, we recognized a pre-tax gain of $114.8 during the second half of 2021.
On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus. The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7 in 2021, included in the U.S. Retail Pet Foods segment. We received net proceeds from the divestiture of $33.8, which were net of cash transaction costs and a working capital adjustment. Upon completion of this transaction, we recognized a pre-tax loss of $89.5 during the second half of 2021.
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
COVID-19
The spread of novel coronavirus (“COVID-19”) throughout the United States and the international community has had, and will continue to have, an impact on financial markets, economic conditions, and portions of our business and industry.
During calendar year 2021, state governments reopened their economies, while adhering to new guidelines and enhanced safety measures, such as social distancing, face mask protocols, and vaccination recommendations. However, in recent months, there has been a general uptick in U.S. cases, and as a result, consumers continue to stay at home more frequently as a precaution, leading to the demand of at-home food consumption remaining elevated, though the impact is of a lesser extent as compared to the prior year. As a result of elevated consumption, the supply chain network continues to be challenged due to rising COVID-19 cases and increasing labor shortages, negatively impacting our business and the overall industry. We anticipate this consumer behavior and at-home food consumption will continue through 2022, with the extent to which it remains elevated dependent on vaccination rates and effectiveness, as well as the impact of additional COVID-19 variants.
We are continuing the phased approach to reopen our corporate headquarters in Orrville, Ohio, with increased safety protocols. However, occupancy levels remain low as the majority of our office-based employees continue to work remotely where possible, and we continue to monitor the latest public health and government guidance related to COVID-19. We have crisis management teams at all of our facilities, which are monitoring the evolving situation and implementing risk mitigation actions as necessary. All of our production operations remain open, and none have experienced significant disruptions or labor reductions related to COVID-19.
During the first quarter of 2022, we have experienced increased disruption in our supply chain network, including the supply of certain ingredients, packaging, and other sourced materials, which has resulted in higher than expected inflation, including escalating transportation and other supply chain costs, as well as unfavorable volume/mix, as we transition from the unprecedented demand for our products in the prior year period. It is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world, including the impact of e-commerce pressures on freight charges and potential shipping delays due to supply and demand imbalances, as well as labor shortages. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety and business continuity and maximize product availability. We have maintained production at all of our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during this period of high demand.
During the first three months of 2022, order levels continued to be elevated, primarily across our U.S. Retail Consumer Foods and U.S. Retail Coffee segments, in response to the increased consumer demand for our products related to the elevated at-home consumption. It is anticipated that the increase in consumer demand will continue, to a lesser extent compared to the prior year, through the remainder of 2022. A decline in products sold in away from home channels has also been experienced as a result of COVID-19, which has negatively impacted our net sales in our Away From Home operating segment, and we expect COVID-19 will continue to adversely affect our net sales while government mandated safety measures are in place and consumers continue to stay at home as a precaution. However, as states have reopened their economies during calendar year 2021, our net sales for the away from home channels have continued to improve compared to the initial months of the pandemic, as experienced during the first quarter of 2022. This trend could moderate during 2022 if cases continue to rise and governments impose additional safety measures that further impact away from home consumption, which is partially dependent upon vaccination rates and effectiveness, as well as the impact of additional COVID-19 variants. Overall, the impact of COVID-19 remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; the federal, state, and local government actions taken in response; vaccination rates and effectiveness; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, supply chain, including labor availability, consolidated results of operations, financial condition, and liquidity.
Results of Operations

	Three Months Ended July 31,
	2021	2020	% Increase (Decrease)
Net sales	$1,858.0	$1,971.8	(6)%
Gross profit	$639.4	$775.4	(18)
% of net sales	34.4%	39.3%
Operating income	$259.4	$361.1	(28)
% of net sales	14.0%	18.3%
Net income:
Net income	$153.9	$237.0	(35)
Net income per common share – assuming dilution	$1.42	$2.08	(32)
Adjusted gross profit (A)	$646.2	$759.2	(15)
% of net sales	34.8%	38.5%
Adjusted operating income (A)	$323.4	$404.5	(20)
% of net sales	17.4%	20.5%
Adjusted income: (A)
Income	$205.8	$270.0	(24)
Earnings per share – assuming dilution	$1.90	$2.37	(20)
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three months ended July 31,
	2021	2020	Increase (Decrease)	%
Net sales	$1,858.0	$1,971.8	$(113.8)	(6)%
Crisco divestiture	—	(79.5)	79.5	4
Natural Balance divestiture	—	(56.0)	56.0	3
Foreign currency exchange	(10.4)	—	(10.4)	(1)
Net sales excluding divestitures and foreign currency exchange (A)	$1,847.6	$1,836.3	$11.3	1%
Amounts may not add due to rounding.
(A)     Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales in the first three months of 2022 decreased $113.8, or 6 percent, which includes $135.5 of noncomparable net sales in the prior year related to the Crisco and Natural Balance divestitures. Net sales excluding divestitures and foreign currency exchange increased $11.3, or 1 percent. Favorable volume/mix for the Away From Home operating segment and U.S. Retail Pet Foods segment was partially offset by unfavorable volume/mix for the International operating segment and U.S. Retail Coffee segment. A slight benefit from net price realization primarily reflected higher net pricing in the U.S. Retail Consumer Foods segment, mostly offset by lower net pricing in the U.S. Retail Coffee segment.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2021	2020
Gross profit	34.4%	39.3%
Selling, distribution, and administrative expenses:
Marketing	5.3%	6.2%
Selling	3.3	3.3
Distribution	3.7	3.5
General and administrative	5.1	5.1
Total selling, distribution, and administrative expenses	17.4%	18.1%
Amortization	3.0	3.0
Other special project costs	0.1	—
Other operating expense (income) – net	(0.1)	(0.1)
Operating income	14.0%	18.3%
Amounts may not add due to rounding.
Gross profit decreased $136.0, or 18 percent, in the first quarter of 2022, reflecting higher costs, primarily driven by increased commodity and transportation costs, the noncomparable impact related to the Crisco and Natural Balance divestitures, and unfavorable volume/mix.
Operating income decreased $101.7, or 28 percent, primarily reflecting the decrease in gross profit, partially offset by a $33.5 decrease in selling, distribution, and administrative (“SD&A”) expenses, primarily attributable to decreased marketing expense.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets; special project costs; gains and losses related to the sale of a business; the change in net cumulative unallocated derivative gains and losses; and other one-time items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $113.0, or 15 percent, in the first quarter of 2022, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit. Operating income excluding non-GAAP adjustments (“adjusted operating income”) decreased $81.1, or 20 percent, as compared to the prior year.
Interest Expense

Net interest expense decreased $3.0, or 7 percent, in the first quarter of 2022, primarily as a result of reduced debt outstanding as compared to the prior year. For additional information, see “Capital Resources” in this discussion and analysis.
Income Taxes
Income taxes decreased $25.3, or 33 percent, in the first quarter of 2022, primarily due to the decrease in income before income taxes, partially offset by a higher effective income tax rate of 25.0 percent, as compared to 24.4 percent for the first quarter of 2021. During both the current and prior years, the effective income tax rates varied from the U.S. statutory tax rate of 21.0 percent, primarily due to the impact of state income taxes. We anticipate a full-year effective income tax rate for 2022 of approximately 24.5 percent. For further information, refer to Note 12: Income Taxes.

Restructuring Activities
A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure and optimize our organizational design, inclusive of stranded overhead associated with recent divestitures of the Crisco and Natural Balance businesses. For additional information related to these divestitures, see Note 4: Divestitures. During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, production facility by the end of 2022, as a result of a new strategic partnership for the production of our Away From Home liquid coffee products. We expect to incur costs of approximately $85.0 associated with the restructuring activities approved to date. Approximately half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, while the remainder represents employee-related costs. We anticipate the activities associated with this restructuring program will be completed by the end of 2023, with the majority of the costs expected to be incurred by the end of 2022. We have incurred total cumulative restructuring costs of $30.5, of which $6.4 were incurred during the first quarter of 2022. For further information, refer to Note 3: Integration and Restructuring Costs.
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

	Three Months Ended July 31,
	2021	2020	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$648.0	$692.6	(6)%
U.S. Retail Coffee	543.2	570.9	(5)
U.S. Retail Consumer Foods	435.6	489.2	(11)
International and Away From Home	231.2	219.1	6
Segment profit:
U.S. Retail Pet Foods	$79.9	$125.3	(36)%
U.S. Retail Coffee	151.3	182.6	(17)
U.S. Retail Consumer Foods	118.7	131.5	(10)
International and Away From Home	32.9	30.9	6
Segment profit margin:
U.S. Retail Pet Foods	12.3%	18.1%
U.S. Retail Coffee	27.9	32.0
U.S. Retail Consumer Foods	27.2	26.9
International and Away From Home	14.2	14.1
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $44.6 in the first quarter of 2022, inclusive of the impact of $56.0 of noncomparable net sales in the prior year related to the divested Natural Balance business. Excluding the noncomparable impact of the divested business, net sales increased $11.4, or 2 percent, primarily due to favorable volume/mix, which contributed 2 percentage points to net sales, primarily driven by growth for the Meow Mix, Milk-Bone, and Pup-Peroni brands, as well as private label pet food, partially offset by declines for the Rachael Ray Nutrish and Kibbles ’n Bits brands. Net price realization was neutral. Segment profit decreased $45.4, primarily reflecting higher commodity and transportation costs.

U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $27.7 in the first quarter of 2022, driven by lower net price realization and unfavorable volume/mix. Net price realization reduced net sales by 3 percentage points, reflecting increased trade spend related to the lapping of suspended promotions in the prior year. Volume/mix reduced net sales by 2 percentage points, reflecting the lapping of retailer inventory re-stocking in the prior year, driven by declines for the Folgers brand, partially offset by growth for the Dunkin’ and Café Bustelo brands. Segment profit decreased $31.3, reflecting lower net pricing, higher commodity costs, and unfavorable volume/mix, partially offset by lower marketing expense.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $53.6 in the first quarter of 2022, inclusive of the impact of $71.7 of noncomparable net sales in the prior year related to the divested Crisco business. Excluding the noncomparable impact of the divested business, net sales increased $18.1, or 4 percent. Higher net price realization contributed 4 percentage points to net sales, primarily driven by peanut butter and Smucker’s Uncrustables® frozen sandwiches. Volume/mix was neutral, as growth for Smucker’s Uncrustables frozen sandwiches and Jif peanut butter was mostly offset by a decline for Smucker’s fruit spreads. Segment profit decreased $12.8, reflecting the noncomparable segment profit in the prior year related to the divested Crisco business and higher transportation, commodity, and packaging costs, partially offset by the higher net pricing and lower marketing expense.
International and Away From Home
International and Away From Home net sales increased $12.1 in the first quarter of 2022, including the noncomparable impact of $7.8 of net sales in the prior year related to the divested Crisco business and $10.4 of favorable foreign currency exchange. Excluding the noncomparable impact of the divested business and foreign currency exchange, net sales increased $9.5, or 4 percent, primarily reflecting a 27 percent increase for the Away From Home operating segment, partially offset by a net sales decline of 12 percent for the International operating segment. Favorable volume/mix for the combined businesses contributed 3 percentage points to net sales, primarily driven by growth for portion control, coffee, and frozen handheld products in the away from home channels, partially offset by declines for baking mixes and ingredients in the International operating segment. Net price realization contributed a 1 percentage point increase to net sales. Segment profit increased $2.0, primarily reflecting the favorable foreign currency exchange impact, lower marketing expense, and a favorable impact of net pricing and costs, partially offset by the noncomparable segment profit in the prior year related to the divested Crisco business and unfavorable volume/mix.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At July 31, 2021, total cash and cash equivalents was $168.8, compared to $334.3 at April 30, 2021.
The following table presents selected cash flow information.

	Three Months Ended July 31,
	2021	2020
Net cash provided by (used for) operating activities	$137.8	$409.0
Net cash provided by (used for) investing activities	(80.0)	(49.2)
Net cash provided by (used for) financing activities	(223.3)	(357.3)

Net cash provided by (used for) operating activities	$137.8	$409.0
Additions to property, plant, and equipment	(68.0)	(76.6)
Free cash flow (A)	$69.8	$332.4
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $271.2 decrease in cash provided by operating activities in the first three months of 2022 was primarily driven by greater working capital requirements in 2022, as well as lower net income adjusted for noncash items in the current year. The increase in cash required to fund working capital, as compared to the prior year, was primarily attributable to an increase in trade receivables due to the timing of payments and an increase in inventory levels.
Cash used for investing activities in the first three months of 2022 consisted primarily of $68.0 in capital expenditures and an increase of $11.4 in our derivative cash margin account balances. Cash used for investing activities in the first three months of 2021 consisted of $76.6 in capital expenditures, partially offset by a $27.6 decrease in our derivative cash margin account balances.
Cash used for financing activities in the first three months of 2022 consisted primarily of long-term debt repayments of $407.0 and dividend payments of $97.2, partially offset by a net increase in short-term borrowings of $284.0. Cash used for financing activities in the first three months of 2021 consisted primarily of long-term debt repayments of $300.0 and dividend payments of $100.1, partially offset by a net increase in short-term borrowings of $47.8.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. During 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of July 31, 2021 and April 30, 2021, $278.2 and $304.2 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first three months of 2022 and 2021, we paid $267.7 and $122.1, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2021. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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

The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2021, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Capital Resources
The following table presents our capital structure.

	July 31, 2021	April 30, 2021
Current portion of long-term debt	$751.6	$1,152.9
Short-term borrowings	366.0	82.0
Long-term debt, less current portion	3,517.5	3,516.8
Total debt	$4,635.1	$4,751.7
Shareholders’ equity	8,170.3	8,124.8
Total capital	$12,805.4	$12,876.5
During the first quarter of 2022, we prepaid $400.0 in principal of the Senior Notes due March 15, 2022, and as a result, we recognized a net loss on extinguishment of $6.9, which primarily consisted of a make-whole payment and was included in other income (expense) – net in the Condensed Statement of Consolidated Income.
As of July 31, 2021, we had available a $1.8 billion unsecured revolving credit facility with a group of 11 banks that was scheduled to mature in September 2022. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $1.8 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2021, we had $366.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.17 percent.
Subsequent to the first quarter of 2022, we entered into an unsecured revolving credit facility with a group of 11 banks, which provides for a revolving credit line of $2.0 billion and matures in August 2026. As a result of entering into the new facility in August 2021, we terminated the $1.8 billion revolving credit facility. Furthermore, in conjunction with entering into the new unsecured revolving credit facility, we also increased our commercial paper program to $2.0 billion.
We are in compliance with all of our debt covenants as of July 31, 2021. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.
During the first quarter of 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. At July 31, 2021, approximately 2.8 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our revolving credit facility and commercial paper program, and access to capital markets, will be sufficient to meet our cash requirements for the next 12 months, including the payment of quarterly dividends, principal and interest payments on debt outstanding, and capital expenditures. However, as a result of COVID-19, we may experience an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future. We continue to evaluate these risks, which could affect our financial condition or our ability to fund operations or future investment opportunities.
As of July 31, 2021, total cash and cash equivalents of $17.3 was held by our foreign subsidiaries, primarily in Canada.

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
Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets; special project costs; gains and losses related to the sale of a business; the change in net cumulative unallocated derivative gains and losses; and other one-time items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax-related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results can significantly impact our adjusted effective income tax rate.
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

	Three Months Ended July 31,
	2021	2020
Gross profit reconciliation:
Gross profit	$639.4	$775.4
Change in net cumulative unallocated derivative gains and losses	2.2	(16.2)
Cost of products sold – special project costs	4.6	—
Adjusted gross profit	$646.2	$759.2
Operating income reconciliation:
Operating income	$259.4	$361.1
Amortization	55.4	59.6
Change in net cumulative unallocated derivative gains and losses	2.2	(16.2)
Cost of products sold – special project costs	4.6	—
Other special project costs	1.8	—
Adjusted operating income	$323.4	$404.5
Net income reconciliation:
Net income	$153.9	$237.0
Income tax expense	51.3	76.6
Amortization	55.4	59.6
Change in net cumulative unallocated derivative gains and losses	2.2	(16.2)
Cost of products sold – special project costs	4.6	—
Other special project costs	1.8	—
Adjusted income before income taxes	$269.2	$357.0
Income taxes, as adjusted	63.4	87.0
Adjusted income	$205.8	$270.0
Weighted-average shares – assuming dilution	108.4	114.1
Adjusted earnings per share – assuming dilution	$1.90	$2.37

Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
As of July 31, 2021, there were no material changes to our future contractual obligations as previously reported in our
Annual Report on Form 10-K for the year ended April 30, 2021.
Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2021. There were no material changes to the information previously disclosed.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2021, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates and commercial paper rates in the U.S.
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
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. At July 31, 2021, the remaining benefit of $1.9 was recorded as an increase in the long-term debt balance.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at July 31, 2021, would increase the fair value of our long-term debt by $400.6.
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

	July 31, 2021	April 30, 2021
High	$46.5	$47.5
Low	11.3	11.7
Average	28.6	29.0
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2021, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2021, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the three months ended July 31, 2021. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
•disruptions or inefficiencies in our operations or supply chain, including any impact of the COVID-19 pandemic and labor shortages;
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 31, 2021 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 14: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the first quarter of 2022, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2021 - May 31, 2021	4,864	$137.72	—	2,811,472
June 1, 2021 - June 30, 2021	45,195	135.23	—	2,811,472
July 1, 2021 - July 31, 2021	196	131.33	—	2,811,472
Total	50,255	$135.45	—	2,811,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of July 31, 2021, there were approximately 2.8 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 32 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 26, 2021	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
3.1	Amended Regulations of The J. M. Smucker Company
10.1
Revolving Credit Agreement, dated as of August 19, 2021, by and among The J. M. Smucker Company, Smucker Foods of Canada Corp., Bank of America, N.A., as Administrative Agent, and the several financial institutions and U.S. subsidiaries of the Company from time to time party thereto.

31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL