Form 10-Q
period 2021-10-31
J M SMUCKER Co
filed 2021-11-23
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 108,363,216 common shares outstanding on November 16, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions, except per share data	2021	2020	2021	2020
Net sales	$2,050.0	$2,034.0	$3,908.0	$4,005.8
Cost of products sold (A)	1,338.5	1,215.8	2,557.1	2,412.2
Gross Profit	711.5	818.2	1,350.9	1,593.6
Selling, distribution, and administrative expenses	347.7	382.8	671.7	740.3
Amortization	55.4	59.5	110.8	119.1
Other special project costs (A)	1.3	—	3.1	—
Other operating expense (income) – net	(4.7)	(4.9)	(5.9)	(7.7)
Operating Income	311.8	380.8	571.2	741.9
Interest expense – net	(40.3)	(45.1)	(83.4)	(91.2)
Other income (expense) – net	(2.7)	(32.2)	(13.8)	(33.6)
Income Before Income Taxes	268.8	303.5	474.0	617.1
Income tax expense	62.8	72.7	114.1	149.3
Net Income	$206.0	$230.8	$359.9	$467.8
Earnings per common share:
Net Income	$1.90	$2.02	$3.32	$4.10
Net Income – Assuming Dilution	$1.90	$2.02	$3.32	$4.10
(A) Special project costs include divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs. For more information, see Note 3: Integration and Restructuring Costs and Note 5: Reportable Segments.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions	2021	2020	2021	2020
Net income	$206.0	$230.8	$359.9	$467.8
Other comprehensive income (loss):
Foreign currency translation adjustments	2.0	2.3	(2.0)	15.2
Cash flow hedging derivative activity, net of tax	2.7	2.7	5.0	5.3
Pension and other postretirement benefit plans activity, net of tax	6.5	28.7	3.9	30.4
Available-for-sale securities activity, net of tax	(0.1)	(0.3)	—	0.6
Total Other Comprehensive Income (Loss)	11.1	33.4	6.9	51.5
Comprehensive Income	$217.1	$264.2	$366.8	$519.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	October 31, 2021	April 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$155.3	$334.3
Trade receivables – net	659.1	533.7
Inventories:
Finished products	695.5	607.6
Raw materials	404.7	352.3
Total Inventory	1,100.2	959.9
Other current assets	94.2	113.8
Total Current Assets	2,008.8	1,941.7
Property, Plant, and Equipment
Land and land improvements	124.6	124.3
Buildings and fixtures	974.7	967.0
Machinery and equipment	2,508.2	2,469.7
Construction in progress	362.4	282.3
Gross Property, Plant, and Equipment	3,969.9	3,843.3
Accumulated depreciation	(1,954.7)	(1,841.8)
Total Property, Plant, and Equipment	2,015.2	2,001.5
Other Noncurrent Assets
Operating lease right-of-use assets	123.8	142.0
Goodwill	6,022.3	6,023.6
Other intangible assets – net	5,930.4	6,041.2
Other noncurrent assets	140.3	134.2
Total Other Noncurrent Assets	12,216.8	12,341.0
Total Assets	$16,240.8	$16,284.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,031.0	$1,034.1
Accrued trade marketing and merchandising	209.8	200.6
Current portion of long-term debt	—	1,152.9
Short-term borrowings	320.0	82.0
Current operating lease liabilities	40.9	41.1
Other current liabilities	288.8	356.8
Total Current Liabilities	1,890.5	2,867.5
Noncurrent Liabilities
Long-term debt, less current portion	4,308.8	3,516.8
Deferred income taxes	1,351.6	1,349.3
Noncurrent operating lease liabilities	94.1	112.8
Other noncurrent liabilities	309.4	313.0
Total Noncurrent Liabilities	6,063.9	5,291.9
Total Liabilities	7,954.4	8,159.4
Shareholders’ Equity
Common shares	27.1	27.1
Additional capital	5,537.0	5,527.6
Retained income	2,992.8	2,847.5
Accumulated other comprehensive income (loss)	(270.5)	(277.4)
Total Shareholders’ Equity	8,286.4	8,124.8
Total Liabilities and Shareholders’ Equity	$16,240.8	$16,284.2
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
Dollars in millions	2021	2020
Operating Activities
Net income	$359.9	$467.8
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	119.0	108.2
Amortization	110.8	119.1
Pension settlement loss (gain)	6.2	30.6
Share-based compensation expense	10.6	13.4
Other noncash adjustments – net	6.5	7.3
Make-whole payments included in financing activities	7.0	—
Changes in assets and liabilities:
Trade receivables	(125.6)	(24.2)
Inventories	(140.8)	(97.5)
Other current assets	38.2	8.5
Accounts payable	(8.2)	107.5
Accrued liabilities	(53.3)	65.8
Income and other taxes	(18.0)	(24.1)
Other – net	(9.4)	5.3
Net Cash Provided by (Used for) Operating Activities	302.9	787.7
Investing Activities
Additions to property, plant, and equipment	(127.2)	(129.0)
Other – net	(15.8)	28.1
Net Cash Provided by (Used for) Investing Activities	(143.0)	(100.9)
Financing Activities
Short-term borrowings (repayments) – net	237.8	31.7
Proceeds from long-term debt	797.6	—
Repayments of long-term debt, including make-whole payments	(1,157.0)	(500.0)
Capitalized debt issuance costs	(10.2)	—
Quarterly dividends paid	(204.1)	(202.4)
Purchase of treasury shares	(7.5)	(6.2)
Proceeds from stock option exercises	4.0	0.7
Other – net	0.6	0.4
Net Cash Provided by (Used for) Financing Activities	(338.8)	(675.8)
Effect of exchange rate changes on cash	(0.1)	3.5
Net increase (decrease) in cash and cash equivalents	(179.0)	14.5
Cash and cash equivalents at beginning of period	334.3	391.1
Cash and Cash Equivalents at End of Period	$155.3	$405.6
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended October 31, 2021
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2021	108,339,057	$27.1	$5,527.6	$2,847.5	$(277.4)	$8,124.8
Net income				153.9		153.9
Other comprehensive income (loss)					(4.2)	(4.2)
Comprehensive income						149.7
Purchase of treasury shares	(50,203)	—	(6.1)	(0.7)		(6.8)
Stock plans	71,140	—	9.5			9.5
Cash dividends declared, $0.99 per common share				(106.9)		(106.9)
Balance at July 31, 2021	108,359,994	$27.1	$5,531.0	$2,893.8	$(281.6)	$8,170.3
Net income				206.0		206.0
Other comprehensive income (loss)					11.1	11.1
Comprehensive income						217.1
Purchase of treasury shares	(5,676)	—	(0.6)	(0.1)		(0.7)
Stock plans	8,521	—	6.6			6.6
Cash dividends declared, $0.99 per common share				(106.9)		(106.9)
Balance at October 31, 2021	108,362,839	$27.1	$5,537.0	$2,992.8	$(270.5)	$8,286.4

	Six Months Ended October 31, 2020
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2020	114,072,726	$29.0	$5,794.1	$2,746.8	$(379.0)	$8,190.9
Net income				237.0		237.0
Other comprehensive income (loss)					18.1	18.1
Comprehensive income						255.1
Purchase of treasury shares	(42,194)	—	(5.5)	0.9		(4.6)
Stock plans	56,910	—	6.2			6.2
Cash dividends declared, $0.90 per common share				(102.4)		(102.4)
Other		(0.5)	0.5	—		—
Balance at July 31, 2020	114,087,442	$28.5	$5,795.3	$2,882.3	$(360.9)	$8,345.2
Net income				230.8		230.8
Other comprehensive income (loss)					33.4	33.4
Comprehensive income						264.2
Purchase of treasury shares	(14,769)	—	(1.7)	0.1		(1.6)
Stock plans	24,588	—	9.5			9.5
Cash dividends declared, $0.90 per common share				(102.3)		(102.3)
Other				—		—
Balance at October 31, 2020	114,097,261	$28.5	$5,803.1	$3,010.9	$(327.5)	$8,515.0
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, unless otherwise noted, except per share data)
Note 1: Basis of Presentation
The unaudited interim condensed consolidated financial statements of The J. M. Smucker Company (“Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.
Operating results for the six months ended October 31, 2021, are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2021.
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
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 was effective for us on May 1, 2021. The accounting guidance for franchise taxes and foreign investments was adopted on a modified retrospective basis and all other applicable provisions were adopted on a prospective basis, as required by ASU 2019-12. The adoption of this ASU did not have a material impact on our financial statements and disclosures.
Note 3: Integration and Restructuring Costs
Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These integration and restructuring costs are reported in costs of products sold and other special project costs in the Condensed Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Restructuring Costs: A restructuring program was approved by the Board of Directors (the “Board”) during 2021, associated with opportunities identified to reduce our overall cost structure and optimize our organizational design, inclusive of stranded overhead associated with the divestitures of the Crisco® and Natural Balance® businesses. For additional information related to these divestitures, see Note 4: Divestitures. During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, production facility by the end of 2022, as a result of a new strategic partnership for the production of our Away From Home liquid coffee products. We expect to incur costs of approximately $85.0 associated with the restructuring activities approved to date. Approximately half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, while the remainder represents employee-related costs. We anticipate the activities associated with this restructuring program will be completed by the end of 2023, with the majority of the costs expected to be incurred by the end of 2022.

The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended October 31, 2021	Six Months Ended October 31, 2021	Total Costs Incurred to Date at October 31, 2021
Employee-related costs	$1.1	$2.4	$19.7
Other transition and termination costs	6.3	11.4	18.2
Total restructuring costs	$7.4	$13.8	$37.9
The obligation related to severance costs and retention bonuses was $3.0 and $14.6 at October 31, 2021 and April 30, 2021, respectively. As of October 31, 2021, cumulative noncash charges incurred to date were $13.6, including $5.9 and $9.2 incurred during the three and six months ended October 31, 2021, respectively, and primarily consisted of accelerated depreciation. We did not incur any costs related to restructuring during the three and six months ended October 31, 2020.
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
The U.S. Retail Pet Foods segment primarily includes the domestic sales of Rachael Ray® Nutrish®, Meow Mix®, Milk-Bone®, 9Lives®, Kibbles ’n Bits®, Pup-Peroni®, and Nature’s Recipe® branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’®, and Café Bustelo® branded coffee; and the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s® and Jif® branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
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
The following table reconciles segment profit to income before income taxes.

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net sales:
U.S. Retail Pet Foods	$701.6	$708.7	$1,349.6	$1,401.3
U.S. Retail Coffee	645.1	594.7	1,188.3	1,165.6
U.S. Retail Consumer Foods	441.2	479.1	876.8	968.3
International and Away From Home	262.1	251.5	493.3	470.6
Total net sales	$2,050.0	$2,034.0	$3,908.0	$4,005.8
Segment profit:
U.S. Retail Pet Foods	$99.6	$124.9	$179.5	$250.2
U.S. Retail Coffee	207.8	202.1	359.1	384.7
U.S. Retail Consumer Foods	111.0	135.3	229.7	266.8
International and Away From Home	40.4	39.5	73.3	70.4
Total segment profit	$458.8	$501.8	$841.6	$972.1
Amortization	(55.4)	(59.5)	(110.8)	(119.1)
Interest expense – net	(40.3)	(45.1)	(83.4)	(91.2)
Change in net cumulative unallocated derivative gains and losses	(13.3)	31.5	(15.5)	47.7
Cost of products sold – special project costs (A)	(6.1)	—	(10.7)	—
Other special project costs (A)	(1.3)	—	(3.1)	—
Corporate administrative expenses	(70.9)	(93.0)	(130.3)	(158.8)
Other income (expense) – net	(2.7)	(32.2)	(13.8)	(33.6)
Income before income taxes	$268.8	$303.5	$474.0	$617.1
(A)Special project costs include divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs in the Condensed Statements of Consolidated Income. For more information, see Note 3: Integration and Restructuring Costs.
The following table presents certain geographical information.

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net sales:
United States	$1,919.2	$1,882.2	$3,652.4	$3,711.9
International:
Canada	$112.5	$123.2	$214.6	$231.4
All other international	18.3	28.6	41.0	62.5
Total international	$130.8	$151.8	$255.6	$293.9
Total net sales	$2,050.0	$2,034.0	$3,908.0	$4,005.8

The following table presents product category information.

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020	Primary Reportable Segment (A)
Coffee	$718.5	$659.6	$1,331.6	$1,295.3	U.S. Retail Coffee
Dog food	248.5	277.8	476.8	555.5	U.S. Retail Pet Foods
Cat food	242.8	231.9	463.8	451.9	U.S. Retail Pet Foods
Pet snacks	229.8	216.7	445.6	429.5	U.S. Retail Pet Foods
Peanut butter	200.8	192.8	412.1	392.7	U.S. Retail Consumer Foods
Frozen handheld	139.1	106.3	260.7	201.8	U.S. Retail Consumer Foods
Fruit spreads	89.9	89.2	180.7	193.5	U.S. Retail Consumer Foods
Portion control	40.8	31.1	75.2	55.1	Other (B)
Juices and beverages	36.5	36.7	69.7	70.3	U.S. Retail Consumer Foods
Baking mixes and ingredients	25.5	30.0	37.9	53.2	Other (B)
Shortening and oils	—	82.7	—	160.0	U.S. Retail Consumer Foods (C)
Other	77.8	79.2	153.9	147.0	Other (B)
Total net sales	$2,050.0	$2,034.0	$3,908.0	$4,005.8
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the International and Away From Home operating segments, which are combined for segment reporting purposes.
(C)During 2021, the net sales within this category were related to the divested Crisco business. For more information, see Note 4: Divestitures.
Note 6: Earnings per Share
The following table sets forth the computation of net income per common share and net income per common share – assuming dilution under the two-class method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net income	$206.0	$230.8	$359.9	$467.8
Less: Net income allocated to participating securities	0.6	0.9	1.1	2.0
Net income allocated to common stockholders	$205.4	$229.9	$358.8	$465.8
Weighted-average common shares outstanding	108.1	113.7	108.0	113.6
Add: Dilutive effect of stock options	—	—	0.1	—
Weighted-average common shares outstanding – assuming dilution	108.1	113.7	108.1	113.6
Net income per common share	$1.90	$2.02	$3.32	$4.10
Net income per common share – assuming dilution	$1.90	$2.02	$3.32	$4.10

Note 7: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	October 31, 2021		April 30, 2021
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due October 15, 2021	$—	$—	$750.0	$753.5
3.00% Senior Notes due March 15, 2022	—	—	400.0	399.4
3.50% Senior Notes due March 15, 2025	1,000.0	997.2	1,000.0	996.8
3.38% Senior Notes due December 15, 2027	500.0	497.3	500.0	497.1
2.38% Senior Notes due March 15, 2030	500.0	496.0	500.0	495.7
2.13% Senior Notes due March 15, 2032	500.0	493.5	—	—
4.25% Senior Notes due March 15, 2035	650.0	644.5	650.0	644.3
2.75% Senior Notes due September 15, 2041	300.0	297.0	—	—
4.38% Senior Notes due March 15, 2045	600.0	587.3	600.0	587.1
3.55% Senior Notes due March 15, 2050	300.0	296.0	300.0	295.8
Total long-term debt	$4,350.0	$4,308.8	$4,700.0	$4,669.7
Current portion of long-term debt	—	—	1,150.0	1,152.9
Total long-term debt, less current portion	$4,350.0	$4,308.8	$3,550.0	$3,516.8
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
During the second quarter of 2022, we completed an offering of $800.0 in Senior Notes due March 15, 2032, and September 15, 2041. The Senior Notes include $7.2 of capitalized debt issuance costs and $2.4 of offering discounts to be amortized to interest expense over the time for which the debt is outstanding. The net proceeds from the offering were primarily used to repay $750.0 in principal of the Senior Notes due October 15, 2021. Furthermore, during the first quarter of 2022, we prepaid $400.0 in principal of the Senior Notes due March 15, 2022, and as a result, we recognized a net loss on extinguishment of $6.9, which primarily consisted of a make-whole payment and was included in other income (expense) – net in the Condensed Statement of Consolidated Income.
In August 2021, we entered into an unsecured revolving credit facility with a group of 11 banks, which provides for a revolving credit line of $2.0 billion and matures in August 2026, and terminated the previous $1.8 billion revolving credit facility. The new revolving credit facility includes $4.3 of capitalized debt issuance costs, which will be amortized to interest expense over the time for which the revolving credit facility is effective. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, London Interbank Offered Rate, Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We have not drawn upon the new revolving credit facility as of October 31, 2021, and did not have a balance outstanding under the previous revolving credit facility as of April 30, 2021.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion, which was increased from $1.8 billion in August 2021, in conjunction with entering into the $2.0 billion unsecured revolving credit facility. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2021, and April 30, 2021, we had $320.0 and $82.0 of short-term borrowings outstanding, respectively, which were both issued under our commercial paper program at a weighted-average interest rate of 0.17 percent.

Interest paid totaled $69.0 and $76.2 for the three months ended October 31, 2021 and 2020, respectively, and $81.8 and $86.4 for the six months ended October 31, 2021 and 2020, respectively. This differs from interest expense due to capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, payment of other debt fees, and the timing of interest payments.
Our debt instruments contain certain covenant restrictions, including an interest coverage ratio. Our financial covenant restrictions were amended to remove the leverage ratio in August 2021, in conjunction with entering into the $2.0 billion unsecured revolving credit facility. As of October 31, 2021, we are in compliance with all covenants.

Note 8: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2021	2020	2021	2020
Service cost	$0.5	$0.4	$0.3	$0.4
Interest cost	3.0	3.2	0.3	0.5
Expected return on plan assets	(4.1)	(4.0)	—	—
Amortization of net actuarial loss (gain)	1.8	2.5	(0.1)	—
Amortization of prior service cost (credit)	0.2	0.2	(0.1)	(0.2)
Settlement loss (gain)	2.5	30.6	—	—
Net periodic benefit cost	$3.9	$32.9	$0.4	$0.7

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2021	2020	2021	2020
Service cost	$0.9	$0.9	$0.6	$0.9
Interest cost	6.2	7.8	0.7	0.9
Expected return on plan assets	(8.2)	(10.1)	—	—
Amortization of net actuarial loss (gain)	3.5	5.8	(0.2)	—
Amortization of prior service cost (credit)	0.4	0.4	(0.3)	(0.5)
Settlement loss (gain)	6.2	30.6	—	—
Net periodic benefit cost	$9.0	$35.4	$0.8	$1.3
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
Commodity Derivatives: We enter into commodity derivatives to manage price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, soybean meal, corn, wheat, and edible oils. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
We do not qualify commodity derivatives for hedge accounting treatment, and as a result, the derivative gains and losses are immediately recognized in earnings. Although we do not perform the assessments required to achieve hedge accounting for derivative positions, we believe all our commodity derivatives are economic hedges of our risk exposure.
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
The following table presents the gross notional value of outstanding derivative contracts.

	October 31, 2021	April 30, 2021
Commodity contracts	$626.2	$861.0
Foreign currency exchange contracts	83.7	88.4
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2021
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$21.4	$9.1	$—	$—
Foreign currency exchange contracts	0.6	0.9	—	—
Total derivative instruments	$22.0	$10.0	$—	$—

	April 30, 2021
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$52.6	$13.2	$—	$—
Foreign currency exchange contracts	0.1	3.7	—	—
Total derivative instruments	$52.7	$16.9	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $3.2 at October 31, 2021, and collateral received of $10.8 at April 30, 2021, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all our open positions with individual counterparties, all our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.

Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Derivative gains (losses) on commodity contracts	$10.9	$13.4	$26.7	$24.8
Derivative gains (losses) on foreign currency exchange contracts	(0.2)	(0.4)	1.3	(2.7)
Total derivative gains (losses) recognized in cost of products sold	$10.7	$13.0	$28.0	$22.1
Commodity and foreign currency exchange derivative gains and losses are reported in unallocated derivative gains and losses outside of segment operating results until the related inventory is sold. At that time, we reclassify the hedge gains and losses from unallocated derivative gains and losses to segment profit, allowing our segments to realize the economic effect of the hedge without experiencing any mark-to-market volatility. The following table presents the net change in cumulative unallocated derivative gains and losses.

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net derivative gains (losses) recognized and classified as unallocated	$10.7	$13.0	$28.0	$22.1
Less: Net derivative gains (losses) reclassified to segment operating profit	24.0	(18.5)	43.5	(25.6)
Change in net cumulative unallocated derivative gains and losses	$(13.3)	$31.5	$(15.5)	$47.7
The net cumulative unallocated derivative gains were $45.2 and $60.7 at October 31, 2021, and April 30, 2021, respectively.
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
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.5)	(3.5)	(7.0)	(6.9)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to other income (expense) – net (B)	—	—	0.6	—
Change in accumulated other comprehensive income (loss)	$3.5	$3.5	$6.4	$6.9
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $40.3 and $45.1 for the three months ended October 31, 2021 and 2020, respectively, and was $83.4 and $91.2 for the six months ended October 31, 2021 and 2020, respectively.
(B)Other income (expense) – net, as presented in the Condensed Statements of Consolidated Income was $2.7 and $32.2 for the three months ended October 31, 2021 and 2020, respectively, and was $13.8 and $33.6 for the six months ended October 31, 2021 and 2020, respectively. The reclassification is related to the debt extinguishment during the first quarter of 2022, as discussed in Note 7: Debt and Financing Arrangements.
Included as a component of accumulated other comprehensive income (loss) at October 31, 2021, and April 30, 2021, were deferred net pre-tax losses of $220.9 and $227.3, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at October 31, 2021, and April 30, 2021, was $51.1 and $52.5, respectively. Approximately $13.4 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

Fair Value Hedges
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and is being recognized over the life of the debt as a reduction of interest expense. As of October 31, 2021, we have fully recognized the gain of $53.5, of which $1.9 and $4.0 was recognized during the three and six months ended October 31, 2021, respectively, and $2.0 and $4.2 was recognized during the three and six months ended October 31, 2020, respectively.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	October 31, 2021		April 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$30.0	$30.0	$31.0	$31.0
Derivative financial instruments – net	12.0	12.0	35.8	35.8
Total long-term debt	(4,308.8)	(4,717.6)	(4,669.7)	(5,034.5)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at October 31, 2021
Marketable securities and other investments: (A)
Equity mutual funds	$6.3	$—	$—	$6.3
Municipal obligations	—	23.7	—	23.7
Money market funds	—	—	—	—
Derivative financial instruments: (B)
Commodity contracts – net	14.1	(1.8)	—	12.3
Foreign currency exchange contracts – net	0.1	(0.4)	—	(0.3)
Total long-term debt (C)	(4,717.6)	—	—	(4,717.6)
Total financial instruments measured at fair value	$(4,697.1)	$21.5	$—	$(4,675.6)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2021
Marketable securities and other investments: (A)
Equity mutual funds	$6.3	$—	$—	$6.3
Municipal obligations	—	24.4	—	24.4
Money market funds	0.3	—	—	0.3
Derivative financial instruments: (B)
Commodity contracts – net	39.4	—	—	39.4
Foreign currency exchange contracts – net	(0.4)	(3.2)	—	(3.6)
Total long-term debt (C)	(5,034.5)	—	—	(5,034.5)
Total financial instruments measured at fair value	$(4,988.9)	$21.2	$—	$(4,967.7)

(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of October 31, 2021, our municipal obligations are scheduled to mature as follows: $1.8 in 2022, $2.2 in 2024, $3.0 in 2025, $1.6 in 2026, and the remaining $15.1 in 2027 and beyond. We do not have any municipal obligations scheduled to mature in 2023.
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

The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2021	April 30, 2021
Operating lease right-of-use assets	$123.8	$142.0
Operating lease liabilities:
Current operating lease liabilities	$40.9	$41.1
Noncurrent operating lease liabilities	94.1	112.8
Total operating lease liabilities	$135.0	$153.9

Finance lease right-of-use assets:
Machinery and equipment	$9.9	$9.8
Accumulated depreciation	(5.8)	(5.5)
Total property, plant, and equipment	$4.1	$4.3
Finance lease liabilities:
Other current liabilities	$1.5	$1.8
Other noncurrent liabilities	2.6	2.5
Total finance lease liabilities	$4.1	$4.3
The following table summarizes the components of lease expense.

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Operating lease cost	$10.6	$11.1	$21.4	$22.4
Finance lease cost:
Amortization of right-of-use assets	0.6	0.6	1.1	1.2
Interest on lease liabilities	0.1	—	0.1	0.1
Variable lease cost	5.7	5.5	11.0	11.1
Short-term lease cost	9.3	10.3	20.1	19.3
Sublease income	(0.3)	(1.0)	(0.6)	(2.5)
Net lease cost	$26.0	$26.5	$53.1	$51.6
The following table sets forth cash flow and noncash information related to leases.

	Six Months Ended October 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.0	$20.2
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	1.3	1.4
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2.1	—
Finance leases	1.2	0.5

The following table summarizes the maturity of our lease liabilities by fiscal year.

	October 31, 2021
	Operating Leases	Finance Leases
2022 (remainder of the year)	$22.4	$0.8
2023	41.4	1.3
2024	29.8	1.1
2025	21.4	0.7
2026	18.7	0.3
2027 and beyond	7.8	0.1
Total undiscounted minimum lease payments	$141.5	$4.3
Less: Imputed interest	6.5	0.2
Lease liabilities	$135.0	$4.1
The following table sets forth the weighted average remaining lease term and discount rate.

	October 31, 2021	April 30, 2021
Weighted average remaining lease term (in years):
Operating leases	4.0	4.4
Finance leases	3.2	3.1

Weighted average discount rate:
Operating leases	2.5%	2.5%
Finance leases	2.2%	2.6%
Note 12: Income Taxes
The effective income tax rates for the three months ended October 31, 2021 and 2020, were 23.4 and 24.0 percent, respectively, and for the six months ended October 31, 2021 and 2020, were 24.1 and 24.2 percent, respectively. During the three and six months ended October 31, 2021 and 2020, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes.
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

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2021	$(9.0)	$(174.8)	$(97.3)	$3.7	$(277.4)
Reclassification adjustments	—	6.4	9.6	—	16.0
Current period credit (charge)	(2.0)	—	(4.7)	—	(6.7)
Income tax benefit (expense)	—	(1.4)	(1.0)	—	(2.4)
Balance at October 31, 2021	$(11.0)	$(169.8)	$(93.4)	$3.7	$(270.5)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2020	$(50.5)	$(185.6)	$(146.7)	$3.8	$(379.0)
Reclassification adjustments	—	6.9	36.3	—	43.2
Current period credit (charge)	15.2	—	4.2	0.8	20.2
Income tax benefit (expense)	—	(1.6)	(10.1)	(0.2)	(11.9)
Balance at October 31, 2020	$(35.3)	$(180.3)	$(116.3)	$4.4	$(327.5)

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
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. The reclassification in 2021 primarily includes the impact of the nonrecurring settlement charge related to the purchase of a group annuity contract to transfer the obligation of our Canadian defined benefit pension plan to an insurance company. For additional information, see Note 8: Pensions and Other Postretirement Benefits.
Note 14: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at October 31, 2021. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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

We are also defendants in a series of putative class action lawsuits that were originally filed in federal courts in California, Florida, Illinois, Missouri, Texas, Washington, and Washington D.C., but have been transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products.
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of October 31, 2021, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Note 15: Common Shares
The following table sets forth common share information.

	October 31, 2021	April 30, 2021
Common shares authorized	300.0	300.0
Common shares outstanding	108.4	108.3
Treasury shares	38.1	38.2
Repurchase Program: During the six months ended October 31, 2021 and 2020, we did not repurchase any common shares under a repurchase plan authorized by the Board. The shares repurchased during the six months ended October 31, 2021 and 2020, consisted of shares repurchased from stock plan recipients in lieu of cash payments. On October 22, 2021, the Board authorized the repurchase of up to 5.0 million common shares, in addition to the 2.8 million common shares that remained available for repurchase pursuant to prior authorizations of the Board. Therefore, at October 31, 2021, approximately 7.8 million common shares remain available for repurchase pursuant to the Board’s authorizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and six months ended October 31, 2021 and 2020. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
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
During calendar year 2021, state governments reopened their economies, while adhering to new guidelines and enhanced safety measures, such as social distancing, face mask protocols, and vaccination requirements. However, there continues to be a significant number of U.S. cases, and as a result, consumers continue to stay at home more frequently as a precaution, causing the demand related to at-home food consumption to remain elevated, though the impact is of a lesser extent as compared to the prior year. While we continue to benefit from elevated consumption, the supply chain network remains challenged due to the increased demand, as well as high COVID-19 cases and increasing labor shortages, which continue to negatively impact our business and overall industry. We anticipate this consumer behavior and at-home food consumption will continue, to some extent, through 2022, dependent on government guidance regarding risk mitigation measures, vaccination rates and effectiveness, and the impact of additional COVID-19 variants.
In September 2021, the U.S. President issued an executive order applicable to federal contractors and employers with 100 or more employees. As a result, we announced a vaccination mandate that requires all employees to be fully vaccinated or receive an approved medical or religious exemption as early as December 2021, and no later than March 2022, dependent upon location. Furthermore, we are continuing a phased approach to reopen our corporate headquarters in Orrville, Ohio, with increased safety protocols. However, occupancy levels remain low as the majority of our office-based employees continue to work remotely where possible, and we continue to monitor the latest public health and government guidance related to COVID-19. We have crisis management teams at all our facilities, which continue to monitor their respective locations and implement additional risk mitigation actions, as necessary. All our production operations remain open, and none have experienced significant disruptions or labor reductions related to COVID-19.
During the first half of 2022, we experienced increased disruption in our supply chain network, including the supply of certain ingredients, packaging, and other sourced materials, which has resulted in higher than expected inflation, including escalating transportation and other supply chain costs. It is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world, including the impact of e-commerce pressures on freight charges and potential shipping delays due to supply and demand imbalances, as well as labor shortages, inclusive of attrition related to the implementation of vaccination requirements. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety and business continuity and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during this period of high demand.
During the first six months of 2022, customer order levels remain elevated, primarily across our U.S. Retail Consumer Foods and U.S. Retail Coffee segments, in response to the increased consumer demand for our products related to the elevated at-home consumption. It is anticipated that the increase in consumer demand will continue, to a lesser extent compared to the prior year, through the remainder of 2022. A decline in products sold in away from home channels has also been experienced as a result of COVID-19, which has impacted our net sales in our Away From Home operating segment, and we expect COVID-19 will continue to adversely affect our net sales while government-mandated safety measures are in place and consumers continue to stay at home as a precaution. However, as states have reopened their economies during calendar year 2021, our net sales for the away from home channels have continued to improve compared to the initial months of the pandemic, as experienced during the first half of 2022. This trend could moderate during 2022 if cases rise and governments impose additional safety measures that further impact away from home consumption, which is partially dependent upon vaccination rates and effectiveness, as well as the impact of additional COVID-19 variants. Overall, the impact of COVID-19 remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; the federal, state, and local government actions taken in response; vaccination rates and effectiveness; the impact of vaccination requirements; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, supply chain, including labor availability and attrition, consolidated results of operations, financial condition, and liquidity.
Results of Operations

	Three Months Ended October 31,			Six Months Ended October 31,
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Net sales	$2,050.0	$2,034.0	1%	$3,908.0	$4,005.8	(2)%
Gross profit	$711.5	$818.2	(13)	$1,350.9	$1,593.6	(15)
% of net sales	34.7%	40.2%		34.6%	39.8%
Operating income	$311.8	$380.8	(18)	$571.2	$741.9	(23)
% of net sales	15.2%	18.7%		14.6%	18.5%
Net income:
Net income	$206.0	$230.8	(11)	$359.9	$467.8	(23)
Net income per common share – assuming dilution	$1.90	$2.02	(6)	$3.32	$4.10	(19)
Adjusted gross profit (A)	$730.9	$786.7	(7)	$1,377.1	$1,545.9	(11)
% of net sales	35.7%	38.7%		35.2%	38.6%
Adjusted operating income (A)	$387.9	$408.8	(5)	$711.3	$813.3	(13)
% of net sales	18.9%	20.1%		18.2%	20.3%
Adjusted income: (A)
Income	$263.8	$273.2	(3)	$469.6	$543.2	(14)
Earnings per share – assuming dilution	$2.43	$2.39	2	$4.33	$4.76	(9)
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.

Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2021	2020	Increase (Decrease)	%	2021	2020	Increase (Decrease)	%
Net sales	$2,050.0	$2,034.0	$16.0	1%	$3,908.0	$4,005.8	$(97.8)	(2)%
Crisco divestiture	—	(84.9)	84.9	4	—	(164.4)	164.4	4
Natural Balance divestiture	—	(50.8)	50.8	2	—	(106.8)	106.8	3
Foreign currency exchange	(5.6)	—	(5.6)	—	(16.0)	—	(16.0)	—
Net sales excluding divestitures and foreign currency exchange (A)	$2,044.4	$1,898.3	$146.1	8%	$3,892.0	$3,734.6	$157.4	4%
Amounts may not add due to rounding.
(A)     Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the second quarter of 2022 increased $16.0, or 1 percent, which includes $135.7 of noncomparable net sales in the prior year related to the Crisco and Natural Balance divestitures. Net sales excluding divestitures and foreign currency exchange increased $146.1, or 8 percent, which was primarily due to favorable volume/mix and higher net price realization for each of the U.S. Retail segments and for International and Away From Home.
Net sales in the first six months of 2022 decreased $97.8, or 2 percent, which includes $271.2 of noncomparable net sales in the prior year related to the Crisco and Natural Balance divestitures. Net sales excluding divestitures and foreign currency exchange increased $157.4, or 4 percent, which was primarily due to favorable volume/mix and higher net price realization for each of the U.S. Retail segments and for International and Away From Home.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Gross profit	34.7%	40.2%	34.6%	39.8%
Selling, distribution, and administrative expenses:
Marketing	5.9%	6.2%	5.6%	6.2%
Selling	2.6	2.9	3.0	3.1
Distribution	3.4	3.5	3.6	3.5
General and administrative	5.0	6.3	5.0	5.7
Total selling, distribution, and administrative expenses	17.0%	18.8%	17.2%	18.5%
Amortization	2.7	2.9	2.8	3.0
Other special project costs	0.1	—	0.1	—
Other operating expense (income) – net	(0.2)	(0.2)	(0.2)	(0.2)
Operating income	15.2%	18.7%	14.6%	18.5%
Amounts may not add due to rounding.
Gross profit decreased $106.7, or 13 percent, in the second quarter of 2022, reflecting higher costs, primarily driven by increased commodity, manufacturing, transportation, and packaging costs, and the noncomparable impact related to the Crisco and Natural Balance divestitures, partially offset by increased pricing and favorable volume/mix.
Operating income decreased $69.0, or 18 percent, primarily reflecting the decrease in gross profit, partially offset by a $35.1 decrease in selling, distribution, and administrative (“SD&A”) expenses.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses related to the sale of a business, the change in net cumulative unallocated derivative gains and losses, and other one-time items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”)

decreased $55.8, or 7 percent, in the second quarter of 2022, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit. Operating income excluding non-GAAP adjustments (“adjusted operating income”) decreased $20.9, or 5 percent, as compared to the prior year.
Gross profit decreased $242.7, or 15 percent, in the first six months of 2022, reflecting higher costs, primarily driven by increased commodity, transportation, and packaging costs, and the noncomparable impact related to the Crisco and Natural Balance divestitures, partially offset by increased pricing and favorable volume/mix.
Operating income decreased $170.7, or 23 percent, primarily reflecting the decrease in gross profit, partially offset by a $68.6 decrease in SD&A expenses.
Adjusted gross profit decreased $168.8, or 11 percent, in the first six months of 2022, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit. Adjusted operating income decreased $102.0, or 13 percent, as compared to the prior year.
Interest Expense

Net interest expense decreased $4.8 and $7.8 in the second quarter and first six months of 2022, respectively, primarily as a result of reduced debt outstanding as compared to the prior year. For additional information, see “Capital Resources” in this discussion and analysis.
Other Income (Expense) – Net

Net other expense decreased $29.5 and $19.8 in the second quarter and first six months of 2022, respectively, primarily attributable to decreased pension settlement charges, driven by the $27.9 pre-tax settlement charge recognized during the second quarter of 2021 related to the purchase of a group annuity contract to transfer the obligations of our Canadian defined benefit pension plan to an insurance company. For further information, refer to Note 8: Pensions and Other Postretirement Benefits.

Income Taxes
Income taxes decreased $9.9, or 14 percent, in the second quarter of 2022, and decreased $35.2, or 24 percent, in the first six months of 2022, primarily due to the decrease in income before income taxes and a lower effective income tax rate of 23.4 and 24.1 percent for the second quarter and first six months of 2022, respectively. The 2021 effective income tax rates were 24.0 percent for the second quarter and 24.2 percent for the first six months.
During the second quarter and first six months of 2022 and 2021, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to the impact of state income taxes. We anticipate a full-year effective income tax rate for 2022 of approximately 24.0 percent. For further information, refer to Note 12: Income Taxes.
Restructuring Activities
A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure and optimize our organizational design, inclusive of stranded overhead associated with the divestitures of the Crisco and Natural Balance businesses. For additional information related to these divestitures, see Note 4: Divestitures. During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, production facility by the end of 2022, as a result of a new strategic partnership for the production of our Away From Home liquid coffee products. We expect to incur costs of approximately $85.0 associated with the restructuring activities approved to date. Approximately half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, while the remainder represents employee-related costs. We anticipate the activities associated with this restructuring program will be completed by the end of 2023, with the majority of the costs expected to be incurred by the end of 2022. We have incurred total cumulative restructuring costs of $37.9, of which $7.4 and $13.8 were incurred during the second quarter and first six months of 2022, respectively. For further information, refer to Note 3: Integration and Restructuring Costs.

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

	Three Months Ended October 31,			Six Months Ended October 31,
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$701.6	$708.7	(1)%	$1,349.6	$1,401.3	(4)%
U.S. Retail Coffee	645.1	594.7	8	1,188.3	1,165.6	2
U.S. Retail Consumer Foods	441.2	479.1	(8)	876.8	968.3	(9)
International and Away From Home	262.1	251.5	4	493.3	470.6	5
Segment profit:
U.S. Retail Pet Foods	$99.6	$124.9	(20)%	$179.5	$250.2	(28)%
U.S. Retail Coffee	207.8	202.1	3	359.1	384.7	(7)
U.S. Retail Consumer Foods	111.0	135.3	(18)	229.7	266.8	(14)
International and Away From Home	40.4	39.5	2	73.3	70.4	4
Segment profit margin:
U.S. Retail Pet Foods	14.2%	17.6%		13.3%	17.9%
U.S. Retail Coffee	32.2	34.0		30.2	33.0
U.S. Retail Consumer Foods	25.2	28.2		26.2	27.6
International and Away From Home	15.4	15.7		14.9	15.0
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $7.1 in the second quarter of 2022, inclusive of the impact of $50.8 of noncomparable net sales in the prior year related to the divested Natural Balance business. Excluding the noncomparable impact of the divested business, net sales increased $43.7, or 7 percent. Higher net price realization across the portfolio increased net sales by 4 percentage points. Favorable volume/mix contributed 2 percentage points to net sales, primarily driven by the Milk-Bone, Meow Mix, and 9Lives brands, as well as private label pet food, partially offset by decreases for the Pup-Peroni and Kibbles ’n Bits brands. Segment profit decreased $25.3, primarily reflecting higher commodity, manufacturing, and transportation costs, partially offset by the higher net pricing.
The U.S. Retail Pet Foods segment net sales decreased $51.7 in the first six months of 2022, inclusive of the impact of $106.8 of noncomparable net sales in the prior year related to the divested Natural Balance business. Excluding the noncomparable impact of the divested business, net sales increased $55.1, or 4 percent. Higher net price realization across the portfolio increased net sales by 2 percentage points. Favorable volume/mix contributed 2 percentage points to net sales, primarily driven by the Milk-Bone and Meow Mix brands, as well as private label pet food, partially offset by decreases for the Kibbles ’n Bits and Rachael Ray Nutrish brands. Segment profit decreased $70.7, primarily reflecting higher commodity, transportation, and manufacturing costs, partially offset by the higher net pricing.

U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $50.4 in the second quarter of 2022, driven by favorable volume/mix and higher net price realization. Volume/mix contributed 5 percentage points to net sales, driven by the Dunkin’ and Café Bustelo brands. Net price realization increased net sales by 3 percentage points, primarily reflecting list price increases and trade spend reductions for roast and ground products. Segment profit increased $5.7, primarily reflecting higher net pricing and the favorable volume/mix, partially offset by higher commodity costs.
The U.S. Retail Coffee segment net sales increased $22.7 in the first six months of 2022. Favorable volume/mix contributed 2 percentage points to net sales, driven by the Dunkin’ and Café Bustelo brands, partially offset by a decline for the Folgers brand. Net price realization contributed a slight increase to net sales, as the list price increases for roast and ground products were mostly offset by increased trade spend related to the lapping of suspended promotions in the first quarter of the prior year. Segment profit decreased $25.6, reflecting higher commodity costs, partially offset by lower marketing expense and the favorable volume/mix.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $37.9 in the second quarter of 2022, inclusive of the impact of $75.1 of noncomparable net sales in the prior year related to the divested Crisco business. Excluding the noncomparable impact of the divested business, net sales increased $37.2, or 9 percent. Volume/mix increased net sales by 6 percentage points, driven by Smucker’s Uncrustables® frozen sandwiches and Jif peanut butter. Higher net price realization contributed 3 percentage points to net sales, primarily driven by Smucker’s Uncrustables frozen sandwiches and Smucker’s fruit spreads. Segment profit decreased $24.3, reflecting the noncomparable segment profit in the prior year related to the divested Crisco business. Comparable segment profit growth from the favorable volume/mix and higher net pricing was partially offset by higher manufacturing, transportation, ingredient, and packaging costs.
The U.S. Retail Consumer Foods segment net sales decreased $91.5 in the first six months of 2022, inclusive of the impact of $146.8 of noncomparable net sales in the prior year related to the divested Crisco business. Excluding the noncomparable impact of the divested business, net sales increased $55.3, or 7 percent. Higher net price realization contributed 4 percentage points to net sales, primarily driven by Smucker’s Uncrustables frozen sandwiches and Jif peanut butter. Volume/mix increased net sales by 3 percentage points, driven by Smucker’s Uncrustables frozen sandwiches and Jif peanut butter, partially offset by a decline for Smucker’s fruit spreads. Segment profit decreased $37.1, reflecting the noncomparable segment profit in the prior year related to the divested Crisco business. Comparable segment profit growth from the higher net pricing and favorable volume/mix was partially offset by higher transportation, manufacturing, packaging, and ingredient costs.
International and Away From Home
International and Away From Home net sales increased $10.6 in the second quarter of 2022, including the noncomparable impact of $9.8 of net sales in the prior year related to the divested Crisco business and $5.6 of favorable foreign currency exchange. Excluding the noncomparable impact of the divested business and foreign currency exchange, net sales increased $14.8, or 6 percent, primarily reflecting a 25 percent increase for the Away From Home operating segment, partially offset by a net sales decline of 10 percent for the International operating segment. Favorable volume/mix for the combined businesses contributed 5 percentage points to net sales, primarily driven by increases for coffee, portion control, and frozen handheld products in the away from home channels, partially offset by a decrease for baking mixes and ingredients in the International operating segment. Net price realization contributed a 1 percentage point increase to net sales. Segment profit increased $0.9, primarily reflecting the increased contribution from volume/mix, higher net pricing, and favorable foreign currency exchange, partially offset by increased commodity costs and the noncomparable segment profit in the prior year related to the divested Crisco business.
International and Away From Home net sales increased $22.7 in the first six months of 2022, including the noncomparable impact of $17.6 of net sales in the prior year related to the divested Crisco business and $16.0 of favorable foreign currency exchange. Excluding the noncomparable impact of the divested business and foreign currency exchange, net sales increased $24.3, or 5 percent, primarily reflecting a 26 percent increase for the Away From Home operating segment, partially offset by a net sales decline of 11 percent for the International operating segment. Favorable volume/mix for the combined businesses contributed 4 percentage points to net sales, primarily driven by increases for portion control, coffee, and frozen handheld products in the away from home channels, partially offset by a decrease for baking mixes and ingredients in the International operating segment. Net price realization contributed a 1 percentage point increase to net sales. Segment profit increased $2.9, primarily reflecting the increased contribution from volume/mix, favorable foreign currency exchange impact, and the higher net pricing, partially offset by the noncomparable segment profit in the prior year related to the divested Crisco business and increased commodity costs.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At October 31, 2021, total cash and cash equivalents was $155.3, compared to $334.3 at April 30, 2021.
The following table presents selected cash flow information.

	Six Months Ended October 31,
	2021	2020
Net cash provided by (used for) operating activities	$302.9	$787.7
Net cash provided by (used for) investing activities	(143.0)	(100.9)
Net cash provided by (used for) financing activities	(338.8)	(675.8)

Net cash provided by (used for) operating activities	$302.9	$787.7
Additions to property, plant, and equipment	(127.2)	(129.0)
Free cash flow (A)	$175.7	$658.7
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $484.8 decrease in cash provided by operating activities in the first six months of 2022 was primarily driven by greater working capital requirements in 2022, as well as lower net income adjusted for noncash items in the current year. The increase in cash required to fund working capital, as compared to the prior year, was primarily attributable to timing of payments and collections for accounts payable and trade receivables, respectively, as well as changes in accrued incentive compensation.
Cash used for investing activities in the first six months of 2022 consisted primarily of $127.2 in capital expenditures and an increase of $14.0 in our derivative cash margin account balances. Cash used for investing activities in the first six months of 2021 consisted of $129.0 in capital expenditures, partially offset by a $27.9 decrease in our derivative cash margin account balances.
Cash used for financing activities in the first six months of 2022 consisted primarily of long-term debt repayments of $1,157.0 and dividend payments of $204.1, partially offset by $797.6 in long-term debt proceeds and a net increase in short-term borrowings of $237.8. Cash used for financing activities in the first six months of 2021 consisted primarily of long-term debt repayments of $500.0 and dividend payments of $202.4, partially offset by a net increase in short-term borrowings of $31.7.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. During 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of October 31, 2021 and April 30, 2021, $279.4 and $304.2 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first six months of 2022 and 2021, we paid $530.4 and $293.1, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at October 31, 2021. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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
We are also defendants in a series of putative class action lawsuits that were originally filed in federal courts in California, Florida, Illinois, Missouri, Texas, Washington, and Washington D.C., but have been transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products.
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of October 31, 2021, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Capital Resources
The following table presents our capital structure.

	October 31, 2021	April 30, 2021
Current portion of long-term debt	$—	$1,152.9
Short-term borrowings	320.0	82.0
Long-term debt, less current portion	4,308.8	3,516.8
Total debt	$4,628.8	$4,751.7
Shareholders’ equity	8,286.4	8,124.8
Total capital	$12,915.2	$12,876.5
During the second quarter of 2022, we completed an offering of $800.0 in Senior Notes due March 15, 2032, and September 15, 2041. The Senior Notes include $7.2 of capitalized debt issuance costs and $2.4 of offering discounts to be amortized to interest expense over the time for which the debt is outstanding. The net proceeds from the offering were primarily used to repay $750.0 in principal of the Senior Notes due October 15, 2021. Furthermore, during the first quarter of 2022, we prepaid $400.0 in principal of the Senior Notes due March 15, 2022, and as a result, we recognized a net loss on extinguishment of $6.9, which primarily consisted of a make-whole payment and was included in other income (expense) – net in the Condensed Statement of Consolidated Income.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2021, we had $320.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.17 percent.
We are in compliance with all our debt covenants as of October 31, 2021, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.
During the first six months of 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. On October 22, 2021, the Board authorized the repurchase of up to 5.0 million common shares, in addition to the 2.8 million common shares that remained available for repurchase pursuant to prior authorizations of the Board. Therefore, at October 31, 2021, approximately 7.8 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
On November 18, 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama, dedicated to production of Smucker’s Uncrustables frozen sandwiches. Construction of this third dedicated manufacturing facility is expected to begin no later than January 2022, with production commencing in calendar year 2025. The project demonstrates our commitment to meet increasing demand for this highly successful product and deliver on our strategy to focus on brands with the most significant growth opportunities. Construction of the facility and production will occur in three phases over multiple years and will result in the creation of up to 750 jobs. Financial investments and job creation will align to each of the three phases and are contingent upon approval of tax and business incentives, as well as the closing of the transaction to purchase the property where the facility will be located. As a result of these newly approved plans, our capital expenditures for 2022 are expected to increase from $380.0 to $400.0.
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
As of October 31, 2021, total cash and cash equivalents of $11.7 was held by our foreign subsidiaries, primarily in Canada. During the first six months of 2022, we did not repatriate foreign cash to the U.S.
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
Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses related to the sale of a business, the change in net cumulative unallocated derivative gains and losses, and other one-time items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax-related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results can significantly impact our adjusted effective income tax rate.
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Gross profit reconciliation:
Gross profit	$711.5	$818.2	$1,350.9	$1,593.6
Change in net cumulative unallocated derivative gains and losses	13.3	(31.5)	15.5	(47.7)
Cost of products sold – special project costs	6.1	—	10.7	—
Adjusted gross profit	$730.9	$786.7	$1,377.1	$1,545.9
Operating income reconciliation:
Operating income	$311.8	$380.8	$571.2	$741.9
Amortization	55.4	59.5	110.8	119.1
Change in net cumulative unallocated derivative gains and losses	13.3	(31.5)	15.5	(47.7)
Cost of products sold – special project costs	6.1	—	10.7	—
Other special project costs	1.3	—	3.1	—
Adjusted operating income	$387.9	$408.8	$711.3	$813.3
Net income reconciliation:
Net income	$206.0	$230.8	$359.9	$467.8
Income tax expense	62.8	72.7	114.1	149.3
Amortization	55.4	59.5	110.8	119.1
Change in net cumulative unallocated derivative gains and losses	13.3	(31.5)	15.5	(47.7)
Cost of products sold – special project costs	6.1	—	10.7	—
Other special project costs	1.3	—	3.1	—
Other one-time items:
Pension plan termination settlement charge (A)	—	27.9	—	27.9
Adjusted income before income taxes	$344.9	$359.4	$614.1	$716.4
Income taxes, as adjusted	81.1	86.2	144.5	173.2
Adjusted income	$263.8	$273.2	$469.6	$543.2
Weighted-average shares – assuming dilution	108.4	114.2	108.4	114.1
Adjusted earnings per share – assuming dilution	$2.43	$2.39	$4.33	$4.76
(A)Represents the nonrecurring pre-tax settlement charge of $27.9 recognized during the second quarter of 2021 related to the purchase of a group annuity contract to transfer the obligations of our Canadian defined benefit pension plan to an insurance company. For additional information, see Note 8: Pensions and Other Postretirement Benefits.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
During the second quarter of 2022, we completed an offering of $800.0 in Senior Notes due March 15, 2032, and September 15, 2041. For additional information, see Note 7: Debt and Financing Arrangements. As of October 31, 2021, there were no other material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2021.

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
Interest Rate Risk: The fair value of our cash and cash equivalents at October 31, 2021, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates and commercial paper rates in the U.S.
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
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest and a $53.5 benefit that is deferred as a component of the carrying value of the long-term debt and is being recognized ratably as a reduction to interest expense over the remaining life of the related debt. As of October 31, 2021, we have fully recognized the gain of $53.5, of which $1.9 and $4.0 was recognized during the three and six months ended October 31, 2021, respectively.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at October 31, 2021, would increase the fair value of our long-term debt by $477.7.
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

	October 31, 2021	April 30, 2021
High	$47.2	$47.5
Low	12.2	11.7
Average	27.1	29.0
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2021, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of October 31, 2021, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the six months ended October 31, 2021. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
•disruptions or inefficiencies in our operations or supply chain, including any impact of the COVID-19 pandemic and labor shortages resulting from, among other things, the implementation of vaccination requirements;
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
•the impact of new or changes to existing governmental laws and regulations and their application, including tariffs and COVID-19 vaccination requirements;
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 31, 2021 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the three months ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 14: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2021, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
The risk factor described below updates the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2021, to include the potential impact of the recently announced executive order issued by the U.S. President concerning vaccination requirements for federal contractors and employers with 100 or more employees.
The COVID-19 pandemic and related ongoing implications could negatively impact our business and results of operations.
The COVID-19 pandemic has had, and could continue to have, a negative impact on financial markets, economic conditions, and portions of our business and industry as a result of changes in consumer behaviors, retailer inventory levels, cost inflation, manufacturing and supply chain disruption, vaccination rates and effectiveness, the impact of vaccination requirements, and overall macroeconomic conditions. While our overall business has benefited from increased at-home consumption due to COVID-19, our ability to sustain heightened sales is dependent on evolving consumer mobility and purchasing behavior. Though the vaccination requirements and effectiveness may partially mitigate the risks around the continued spread of COVID-19, the related ongoing implications of the pandemic could negatively impact our business and results of operations in a number of ways, including, but not limited to, the following:
•a shutdown or slowdown of one or more of our manufacturing facilities due to illness or labor shortages, including any shortages related to the implementation of our recent vaccination mandate, could significantly disrupt our production capabilities, particularly with respect to our coffee production, substantially all of which takes place in New Orleans, Louisiana;
•a slowdown or stoppage in our supply chain could result from government restrictions or labor shortages due to illness or vaccination requirements, or if our suppliers, vendors, distributors, or third-party manufacturers fail to meet their obligations to us or experience disruptions in their ability to do so;
•a portion of our workforce, including our management team, could become unable to work as a result of illness or government restrictions, or the attention of our management team could be diverted if any key employees leave due to our vaccination mandate or become ill from COVID-19 and are unable to work;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the second quarter of 2022, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2021 - August 31, 2021	—	$—	—	2,811,472
September 1, 2021 - September 30, 2021	4,326	120.98	—	2,811,472
October 1, 2021 - October 31, 2021	1,298	121.63	—	7,811,472
Total	5,624	$121.13	—	7,811,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    On October 22, 2021, the Board authorized the repurchase of up to 5.0 million common shares, in addition to the 2.8 million common shares that remained available for repurchase pursuant to prior authorizations of the Board. Therefore, at October 31, 2021, approximately 7.8 million common shares remain available for repurchase pursuant to the Board’s authorizations.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 36 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 23, 2021	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
4.1	Fourth Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association
10.1

Revolving Credit Agreement, dated as of August 19, 2021, by and among The J. M. Smucker Company, Smucker Foods of Canada Corp., Bank of America, N.A., as Administrative Agent, and the several financial institutions and U.S. subsidiaries of the Company from time to time party thereto

31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Inline XBRL