Form 10-Q
period 2022-01-31
J M SMUCKER Co
filed 2022-03-01
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 108,458,394 common shares outstanding on February 22, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2022	2021	2022	2021
Net sales	$2,057.1	$2,076.7	$5,965.1	$6,082.5
Cost of products sold (A)	1,374.0	1,267.3	3,931.1	3,679.5
Gross Profit	683.1	809.4	2,034.0	2,403.0
Selling, distribution, and administrative expenses	336.0	371.7	1,007.7	1,112.0
Amortization	55.3	57.0	166.1	176.1
Other intangible assets impairment charge	150.4	—	150.4	—
Other special project costs (A)	2.0	1.7	5.1	1.7
Other operating expense (income) – net	(11.2)	(27.2)	(17.1)	(34.9)
Operating Income	150.6	406.2	721.8	1,148.1
Interest expense – net	(39.5)	(43.5)	(122.9)	(134.7)
Other income (expense) – net	(1.5)	(1.2)	(15.3)	(34.8)
Income Before Income Taxes	109.6	361.5	583.6	978.6
Income tax expense	39.9	100.0	154.0	249.3
Net Income	$69.7	$261.5	$429.6	$729.3
Earnings per common share:
Net Income	$0.64	$2.32	$3.96	$6.42
Net Income – Assuming Dilution	$0.64	$2.32	$3.96	$6.42
(A) Special project costs include certain divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs. For more information, see Note 3: Integration and Restructuring Costs and Note 5: Reportable Segments.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2022	2021	2022	2021
Net income	$69.7	$261.5	$429.6	$729.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(7.0)	14.2	(9.0)	29.4
Cash flow hedging derivative activity, net of tax	3.4	2.9	8.4	8.2
Pension and other postretirement benefit plans activity, net of tax	4.7	6.3	8.6	36.7
Available-for-sale securities activity, net of tax	0.1	0.6	0.1	1.2
Total Other Comprehensive Income (Loss)	1.2	24.0	8.1	75.5
Comprehensive Income	$70.9	$285.5	$437.7	$804.8
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	January 31, 2022	April 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$284.3	$334.3
Trade receivables – net	563.2	533.7
Inventories:
Finished products	635.3	607.6
Raw materials	406.8	352.3
Total Inventory	1,042.1	959.9
Other current assets	98.6	113.8
Total Current Assets	1,988.2	1,941.7
Property, Plant, and Equipment
Land and land improvements	118.4	124.3
Buildings and fixtures	944.4	967.0
Machinery and equipment	2,466.3	2,469.7
Construction in progress	406.3	282.3
Gross Property, Plant, and Equipment	3,935.4	3,843.3
Accumulated depreciation	(1,939.9)	(1,841.8)
Total Property, Plant, and Equipment	1,995.5	2,001.5
Other Noncurrent Assets
Operating lease right-of-use assets	113.4	142.0
Goodwill	6,017.8	6,023.6
Other intangible assets – net	5,710.0	6,041.2
Other noncurrent assets	141.5	134.2
Total Other Noncurrent Assets	11,982.7	12,341.0
Total Assets	$15,966.4	$16,284.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,006.8	$1,034.1
Accrued trade marketing and merchandising	208.3	200.6
Current portion of long-term debt	—	1,152.9
Short-term borrowings	94.0	82.0
Current operating lease liabilities	39.7	41.1
Other current liabilities	315.8	356.8
Total Current Liabilities	1,664.6	2,867.5
Noncurrent Liabilities
Long-term debt, less current portion	4,309.7	3,516.8
Deferred income taxes	1,334.5	1,349.3
Noncurrent operating lease liabilities	84.0	112.8
Other noncurrent liabilities	306.7	313.0
Total Noncurrent Liabilities	6,034.9	5,291.9
Total Liabilities	7,699.5	8,159.4
Shareholders’ Equity
Common shares	27.1	27.1
Additional capital	5,553.6	5,527.6
Retained income	2,955.5	2,847.5
Accumulated other comprehensive income (loss)	(269.3)	(277.4)
Total Shareholders’ Equity	8,266.9	8,124.8
Total Liabilities and Shareholders’ Equity	$15,966.4	$16,284.2
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2022	2021
Operating Activities
Net income	$429.6	$729.3
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	178.9	161.7
Amortization	166.1	176.1
Other intangible assets impairment charge	150.4	—
Pension settlement loss (gain)	7.5	30.8
Share-based compensation expense	15.2	20.9
Gain on divestitures – net	(9.6)	(27.2)
Other noncash adjustments – net	12.3	11.6
Make-whole payments included in financing activities	7.0	—
Changes in assets and liabilities, net of effect from divestitures:
Trade receivables	(30.7)	(50.4)
Inventories	(131.0)	(50.9)
Other current assets	22.5	0.9
Accounts payable	(15.2)	142.7
Accrued liabilities	(35.8)	88.7
Income and other taxes	(14.9)	20.1
Other – net	(9.7)	19.7
Net Cash Provided by (Used for) Operating Activities	742.6	1,274.0
Investing Activities
Additions to property, plant, and equipment	(244.5)	(198.7)
Proceeds from divestitures – net	130.2	569.3
Other – net	(17.6)	48.5
Net Cash Provided by (Used for) Investing Activities	(131.9)	419.1
Financing Activities
Short-term borrowings (repayments) – net	11.7	(82.4)
Proceeds from long-term debt	797.6	—
Repayments of long-term debt, including make-whole payments	(1,157.0)	(700.0)
Capitalized debt issuance costs	(10.4)	—
Quarterly dividends paid	(311.1)	(304.8)
Purchase of treasury shares	(7.7)	(504.1)
Proceeds from stock option exercises	16.2	0.7
Other – net	0.3	—
Net Cash Provided by (Used for) Financing Activities	(660.4)	(1,590.6)
Effect of exchange rate changes on cash	(0.3)	7.9
Net increase (decrease) in cash and cash equivalents	(50.0)	110.4
Cash and cash equivalents at beginning of period	334.3	391.1
Cash and Cash Equivalents at End of Period	$284.3	$501.5
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended January 31, 2022
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2021	108,339,057	$27.1	$5,527.6	$2,847.5	$(277.4)	$8,124.8
Net income				153.9		153.9
Other comprehensive income (loss)					(4.2)	(4.2)
Comprehensive income						149.7
Purchase of treasury shares	(50,203)	—	(6.1)	(0.7)		(6.8)
Stock plans	71,140	—	9.5			9.5
Cash dividends declared, $0.99 per common share				(106.9)		(106.9)
Balance at July 31, 2021	108,359,994	$27.1	$5,531.0	$2,893.8	$(281.6)	$8,170.3
Net income				206.0		206.0
Other comprehensive income (loss)					11.1	11.1
Comprehensive income						217.1
Purchase of treasury shares	(5,676)	—	(0.6)	(0.1)		(0.7)
Stock plans	8,521	—	6.6			6.6
Cash dividends declared, $0.99 per common share				(106.9)		(106.9)
Balance at October 31, 2021	108,362,839	$27.1	$5,537.0	$2,992.8	$(270.5)	$8,286.4
Net income				69.7		69.7
Other comprehensive income (loss)					1.2	1.2
Comprehensive income						70.9
Purchase of treasury shares	(1,505)	—	(0.2)	—		(0.2)
Stock plans	100,996	—	16.8			16.8
Cash dividends declared, $0.99 per common share				(107.0)		(107.0)
Balance at January 31, 2022	108,462,330	$27.1	$5,553.6	$2,955.5	$(269.3)	$8,266.9

	Nine Months Ended January 31, 2021
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2020	114,072,726	$29.0	$5,794.1	$2,746.8	$(379.0)	$8,190.9
Net income				237.0		237.0
Other comprehensive income (loss)					18.1	18.1
Comprehensive income						255.1
Purchase of treasury shares	(42,194)	—	(5.5)	0.9		(4.6)
Stock plans	56,910	—	6.2			6.2
Cash dividends declared, $0.90 per common share				(102.4)		(102.4)
Other		(0.5)	0.5	—		—
Balance at July 31, 2020	114,087,442	$28.5	$5,795.3	$2,882.3	$(360.9)	$8,345.2
Net income				230.8		230.8
Other comprehensive income (loss)					33.4	33.4
Comprehensive income						264.2
Purchase of treasury shares	(14,769)	—	(1.7)	0.1		(1.6)
Stock plans	24,588	—	9.5			9.5
Cash dividends declared, $0.90 per common share				(102.3)		(102.3)
Balance at October 31, 2020	114,097,261	$28.5	$5,803.1	$3,010.9	$(327.5)	$8,515.0
Net income				261.5		261.5
Other comprehensive income (loss)					24.0	24.0
Comprehensive income						285.5
Purchase of treasury shares	(4,301,631)	(1.1)	(219.0)	(277.8)		(497.9)
Stock plans	(6,480)	—	7.5			7.5
Cash dividends declared, $0.90 per common share				(98.5)		(98.5)
Balance at January 31, 2021	109,789,150	$27.4	$5,591.6	$2,896.1	$(303.5)	$8,211.6
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
Operating results for the nine months ended January 31, 2022, are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2021.
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
Note 3: Integration and Restructuring Costs
Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These integration and restructuring costs are reported in cost of products sold and other special project costs in the Condensed Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Restructuring Costs: A restructuring program was approved by the Board of Directors (the “Board”) during 2021, associated with opportunities identified to reduce our overall cost structure and optimize our organizational design, inclusive of stranded overhead associated with the divestitures of the Crisco® and Natural Balance® businesses. During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, facility as a result of a new strategic partnership for the production of our Away From Home liquid coffee products. During the third quarter of 2022, we completed the transition of production to JDE Peet's, as anticipated. Furthermore, the restructuring program was expanded during the third quarter of 2022 to include certain costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the recently announced plans to close our Ripon, Wisconsin, production facility by the end of calendar year 2022 to further optimize operations for our Consumer Foods business. For additional information related to the divestitures, see Note 4: Divestitures. We expect to incur costs of approximately $110.0 associated with the restructuring activities approved to date. Approximately half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, while the remainder represents employee-related costs. We anticipate the activities associated with this restructuring program will be completed by the end of 2023, with the majority of the costs expected to be incurred by the end of calendar year 2022.
The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Costs Incurred to Date at January 31, 2022
	2022	2021	2022	2021
Employee-related costs	$1.4	$1.7	$3.8	$1.7	$21.1
Other transition and termination costs	7.4	—	18.8	—	25.6
Total restructuring costs	$8.8	$1.7	$22.6	$1.7	$46.7
The obligation related to severance costs and retention bonuses was $3.7 and $14.6 at January 31, 2022 and April 30, 2021, respectively. As of January 31, 2022, cumulative noncash charges incurred to date were $20.3, including $6.7 and $15.9 incurred during the three and nine months ended January 31, 2022, respectively, and primarily consisted of accelerated depreciation.
Note 4: Divestitures
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus Capital Management LP (“Nexus”). The transaction included products sold under the R.W. Knudsen® and TruRoots® brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic® beverages, dedicated manufacturing and distribution facilities in Chico, California, and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $143.4 in 2021, primarily included in the U.S. Retail Consumer Foods segment. Net proceeds from the divestiture were $97.3, which were inclusive of a preliminary working capital adjustment and cash transaction costs, and will be finalized during the fourth quarter of 2022.
On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods, Inc. (“Diamond Pet Foods”). The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $94.0 in 2021, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, which were net of cash transaction costs.
Upon completion of these transactions during the third quarter of 2022, we recognized a pre-tax gain of $26.7 related to the natural beverage and grains businesses and a pre-tax loss of $17.1 related to the private label dry pet food business, which were included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.

The following table summarizes the net assets and liabilities disposed, which were measured at the lower of carrying amount or fair value less costs to sell.

	January 31, 2022
	Natural Beverage and Grains	Private Label Dry Pet Food
Assets disposed:
Inventories	$28.3	$19.0
Other current assets	0.5	—
Property, plant, and equipment – net	28.1	31.1
Operating lease right-of-use assets	0.4	0.1
Other intangible assets – net	13.6	—
Total assets disposed	$70.9	$50.2
Liabilities disposed:
Current operating lease liabilities	$0.3	$0.1
Noncurrent operating lease liabilities	0.1	—
Other noncurrent liabilities	0.1	—
Total liabilities disposed	0.5	0.1
Net assets disposed	$70.4	$50.1
On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus. The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7 in 2021, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $33.8, which were net of cash transaction costs and a working capital adjustment. Upon completion of this transaction, we recognized a pre-tax loss of $89.5, of which $87.7 was recognized during the third quarter of 2021 and was included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods, Inc. (“B&G Foods”). The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. Under our ownership, the business generated net sales of $198.9 in 2021, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $530.2, which were net of cash transaction costs and a working capital adjustment. Upon completion of this transaction, we recognized a pre-tax gain of $114.8, of which $114.9 was recognized during the third quarter of 2021 and was included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
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
Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as amortization expense and impairment charges related to intangible assets, gains and losses on divestitures, the net change in cumulative unallocated gains and losses on commodity and foreign currency exchange derivative activities (“change in net cumulative unallocated derivative gains and losses”), certain divestiture, acquisition, integration, and restructuring costs (“special project costs”), as well as corporate administrative expenses.
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
The following table reconciles segment profit to income before income taxes.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net sales:
U.S. Retail Pet Foods	$696.6	$768.6	$2,046.2	$2,169.9
U.S. Retail Coffee	661.8	625.9	1,850.1	1,791.5
U.S. Retail Consumer Foods	433.1	447.6	1,309.9	1,415.9
International and Away From Home	265.6	234.6	758.9	705.2
Total net sales	$2,057.1	$2,076.7	$5,965.1	$6,082.5
Segment profit:
U.S. Retail Pet Foods	$95.7	$135.1	$275.2	$385.3
U.S. Retail Coffee	213.4	210.7	572.5	595.4
U.S. Retail Consumer Foods	99.5	110.9	329.2	377.7
International and Away From Home	34.2	24.5	107.5	94.9
Total segment profit	$442.8	$481.2	$1,284.4	$1,453.3
Amortization	(55.3)	(57.0)	(166.1)	(176.1)
Other intangible assets impairment charge	(150.4)	—	(150.4)	—
Gain on divestitures – net	9.6	27.2	9.6	27.2
Interest expense – net	(39.5)	(43.5)	(122.9)	(134.7)
Change in net cumulative unallocated derivative gains and losses	(22.4)	33.8	(37.9)	81.5
Cost of products sold – special project costs (A)	(6.8)	—	(17.5)	—
Other special project costs (A)	(2.0)	(1.7)	(5.1)	(1.7)
Corporate administrative expenses	(64.9)	(77.3)	(195.2)	(236.1)
Other income (expense) – net	(1.5)	(1.2)	(15.3)	(34.8)
Income before income taxes	$109.6	$361.5	$583.6	$978.6
(A)Special project costs include certain divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs in the Condensed Statements of Consolidated Income. For more information, see Note 3: Integration and Restructuring Costs.
The following table presents certain geographical information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net sales:
United States	$1,921.8	$1,939.5	$5,574.2	$5,651.4
International:
Canada	$111.9	$113.9	$326.5	$345.3
All other international	23.4	23.3	64.4	85.8
Total international	$135.3	$137.2	$390.9	$431.1
Total net sales	$2,057.1	$2,076.7	$5,965.1	$6,082.5

The following table presents product category information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021	Primary Reportable Segment (A)
Coffee	$746.2	$693.7	$2,077.8	$1,989.0	U.S. Retail Coffee
Cat food	243.7	245.2	707.5	697.1	U.S. Retail Pet Foods
Pet snacks	251.5	246.6	697.1	676.1	U.S. Retail Pet Foods
Dog food	219.9	296.5	696.7	852.0	U.S. Retail Pet Foods
Peanut butter	194.6	208.5	606.7	601.2	U.S. Retail Consumer Foods
Frozen handheld	120.2	100.0	380.9	301.8	U.S. Retail Consumer Foods
Fruit spreads	101.6	99.8	282.3	293.3	U.S. Retail Consumer Foods
Portion control	42.4	27.9	117.6	83.0	Other (B)
Juices and beverages	36.0	33.5	105.7	103.8	U.S. Retail Consumer Foods
Baking mixes and ingredients	23.4	21.5	61.3	74.7	Other (B)
Shortening and oils	—	33.9	—	193.9	U.S. Retail Consumer Foods (C)
Other	77.6	69.6	231.5	216.6	Other (B)
Total net sales	$2,057.1	$2,076.7	$5,965.1	$6,082.5
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net income	$69.7	$261.5	$429.6	$729.3
Less: Net income allocated to participating securities	0.1	1.1	1.2	3.1
Net income allocated to common stockholders	$69.6	$260.4	$428.4	$726.2
Weighted-average common shares outstanding	108.1	112.1	108.1	113.1
Add: Dilutive effect of stock options	0.1	—	—	—
Weighted-average common shares outstanding – assuming dilution	108.2	112.1	108.1	113.1
Net income per common share	$0.64	$2.32	$3.96	$6.42
Net income per common share – assuming dilution	$0.64	$2.32	$3.96	$6.42

Note 7: Goodwill and Other Intangible Assets
The following table summarizes our other intangible assets and related accumulated amortization and impairment charges including foreign currency exchange adjustments.

	January 31, 2022			April 30, 2021
	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,450.0	$1,677.2	$2,772.8	$4,471.1	$1,545.0	$2,926.1
Patents and technology	167.6	153.0	14.6	168.5	147.3	21.2
Trademarks	661.7	346.2	315.5	364.5	186.7	177.8
Total intangible assets subject to amortization	$5,279.3	$2,176.4	$3,102.9	$5,004.1	$1,879.0	$3,125.1
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$2,833.1	$226.0	$2,607.1	$3,141.1	$225.0	$2,916.1
Total other intangible assets	$8,112.4	$2,402.4	$5,710.0	$8,145.2	$2,104.0	$6,041.2

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1, and more often if indicators of impairment exist.

During the third quarter of 2022, we began our annual planning cycle, inclusive of a strategy review within our strategic business areas. We made certain strategic decisions related to our U.S. Retail Pet Foods segment in support of our continued focus on prioritizing and accelerating growth in dog snacks, driving momentum in cat food, and improving dog food performance, which will require further allocation of resources to support more strategic, faster growth opportunities. As a result, we completed an interim review to determine the impact these strategic decisions had on the fair value of the goodwill and certain indefinite-lived intangible assets within the U.S. Retail Pet Foods segment. We recognized an impairment charge of $150.4 related to the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment, primarily driven by the re-positioning of this brand within the Pet Foods brand portfolio, which led to a decline in the current and long-term net sales expectations and the royalty rate used in the valuation analysis. This charge was included as a noncash charge in our Condensed Statement of Consolidated Income. Additionally, we reassessed the long-term strategic expectations for the Rachael Ray Nutrish brand and reclassified this brand as a finite-lived intangible asset as of January 31, 2022, which will result in annual amortization expense of $10.5.

Furthermore, as a result of the divestitures of the private label dry pet food business and natural beverage and grains businesses during the third quarter of 2022, we reviewed all impacted reporting units and concluded that the estimated fair values were in excess of the carrying values as of the date of the divestitures. However, the goodwill within the U.S. Retail Pet Foods segment remains susceptible to future impairment charges due to the narrow difference between fair value and carrying value. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges. The carrying value of the goodwill within the U.S. Retail Pet Foods segment was $2.4 billion as of January 31, 2022. There were no other indicators of impairment, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of January 31, 2022.

Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	January 31, 2022		April 30, 2021
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due October 15, 2021	$—	$—	$750.0	$753.5
3.00% Senior Notes due March 15, 2022	—	—	400.0	399.4
3.50% Senior Notes due March 15, 2025	1,000.0	997.4	1,000.0	996.8
3.38% Senior Notes due December 15, 2027	500.0	497.4	500.0	497.1
2.38% Senior Notes due March 15, 2030	500.0	496.1	500.0	495.7
2.13% Senior Notes due March 15, 2032	500.0	493.7	—	—
4.25% Senior Notes due March 15, 2035	650.0	644.6	650.0	644.3
2.75% Senior Notes due September 15, 2041	300.0	297.1	—	—
4.38% Senior Notes due March 15, 2045	600.0	587.5	600.0	587.1
3.55% Senior Notes due March 15, 2050	300.0	295.9	300.0	295.8
Total long-term debt	$4,350.0	$4,309.7	$4,700.0	$4,669.7
Current portion of long-term debt	—	—	1,150.0	1,152.9
Total long-term debt, less current portion	$4,350.0	$4,309.7	$3,550.0	$3,516.8
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
In August 2021, we entered into an unsecured revolving credit facility with a group of 11 banks, which provides for a revolving credit line of $2.0 billion and matures in August 2026, and terminated the previous $1.8 billion revolving credit facility. The new revolving credit facility includes $4.3 of capitalized debt issuance costs, which will be amortized to interest expense over the time for which the revolving credit facility is effective. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, London Interbank Offered Rate, Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We have not drawn upon the new revolving credit facility as of January 31, 2022, and did not have a balance outstanding under the previous revolving credit facility as of April 30, 2021.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion, which was increased from $1.8 billion in August 2021, in conjunction with entering into the $2.0 billion unsecured revolving credit facility. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2022, and April 30, 2021, we had $94.0 and $82.0 of short-term borrowings outstanding, respectively, which were both issued under our commercial paper program at a weighted-average interest rate of 0.17 percent.

Interest paid totaled $8.6 and $8.7 for the three months ended January 31, 2022 and 2021, respectively, and $90.4 and $95.1 for the nine months ended January 31, 2022 and 2021, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and payment of other debt fees.
Our debt instruments contain certain covenant restrictions, including an interest coverage ratio. Our financial covenant restrictions were amended to remove the leverage ratio in August 2021, in conjunction with entering into the $2.0 billion unsecured revolving credit facility. As of January 31, 2022, we are in compliance with all covenants.

Note 9: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2022	2021	2022	2021
Service cost	$0.4	$0.5	$0.3	$0.5
Interest cost	3.1	3.3	0.3	0.4
Expected return on plan assets	(3.9)	(4.6)	—	—
Amortization of net actuarial loss (gain)	1.7	2.6	(0.1)	—
Amortization of prior service cost (credit)	0.3	0.2	(0.2)	(0.3)
Settlement loss (gain)	1.3	0.2	—	—
Net periodic benefit cost	$2.9	$2.2	$0.3	$0.6

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2022	2021	2022	2021
Service cost	$1.3	$1.4	$0.9	$1.4
Interest cost	9.3	11.1	1.0	1.3
Expected return on plan assets	(12.1)	(14.7)	—	—
Amortization of net actuarial loss (gain)	5.2	8.4	(0.3)	—
Amortization of prior service cost (credit)	0.7	0.6	(0.5)	(0.8)
Settlement loss (gain)	7.5	30.8	—	—
Net periodic benefit cost	$11.9	$37.6	$1.1	$1.9
During the second quarter of 2021, we transferred $82.6 in obligations of our Canadian defined benefit pension plan to an insurance company through the purchase of an irrevocable group annuity contract (the “Canadian buy-out contract”). The group annuity contract was purchased using assets from the pension trust. As a result of this transaction, during the second quarter of 2021, we recognized a noncash pre-tax settlement charge of $27.9 to accelerate the unrecognized losses within accumulated other comprehensive income (loss) that would have otherwise been recognized in subsequent periods. This settlement charge was included within other income (expense) – net in the Condensed Statement of Consolidated Income. We did not recognize any additional charges related to the Canadian buy-out contract during the three and nine months ended January 31, 2022.
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
The following table presents the gross notional value of outstanding derivative contracts.

	January 31, 2022	April 30, 2021
Commodity contracts	$969.1	$861.0
Foreign currency exchange contracts	85.6	88.4
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2022
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$30.8	$12.9	$—	$—
Foreign currency exchange contracts	1.3	0.1	—	—
Total derivative instruments	$32.1	$13.0	$—	$—

	April 30, 2021
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$52.6	$13.2	$—	$—
Foreign currency exchange contracts	0.1	3.7	—	—
Total derivative instruments	$52.7	$16.9	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $4.6 at January 31, 2022, and collateral received of $10.8 at April 30, 2021, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all our open positions with individual counterparties, all our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.

Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Derivative gains (losses) on commodity contracts	$12.4	$38.0	$39.1	$62.8
Derivative gains (losses) on foreign currency exchange contracts	2.1	(2.6)	3.4	(5.3)
Total derivative gains (losses) recognized in cost of products sold	$14.5	$35.4	$42.5	$57.5
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net derivative gains (losses) recognized and classified as unallocated	$14.5	$35.4	$42.5	$57.5
Less: Net derivative gains (losses) reclassified to segment operating profit	36.9	1.6	80.4	(24.0)
Change in net cumulative unallocated derivative gains and losses	$(22.4)	$33.8	$(37.9)	$81.5
The net cumulative unallocated derivative gains were $22.8 and $60.7 at January 31, 2022, and April 30, 2021, respectively.
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
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.4)	(3.5)	(10.4)	(10.4)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to other income (expense) – net (B)	—	—	0.6	—
Change in accumulated other comprehensive income (loss)	$3.4	$3.5	$9.8	$10.4
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $39.5 and $43.5 for the three months ended January 31, 2022 and 2021, respectively, and was $122.9 and $134.7 for the nine months ended January 31, 2022 and 2021, respectively.
(B)Other expense – net, as presented in the Condensed Statements of Consolidated Income was $1.5 and $1.2 for the three months ended January 31, 2022 and 2021, respectively, and was $15.3 and $34.8 for the nine months ended January 31, 2022 and 2021, respectively. The reclassification is related to the debt extinguishment during the first quarter of 2022, as discussed in Note 8: Debt and Financing Arrangements.
Included as a component of accumulated other comprehensive income (loss) at January 31, 2022, and April 30, 2021, were deferred net pre-tax losses of $217.5 and $227.3, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at January 31, 2022, and April 30, 2021, was $51.1 and $52.5, respectively. Approximately $13.4 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

Fair Value Hedges
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and was recognized over the life of the debt as a reduction of interest expense. As of the second quarter of 2022, we had fully recognized the gain of $53.5, of which $4.0 was recognized during the nine months ended January 31, 2022, and $2.2 and $6.4 was recognized during three and nine months ended January 31, 2021, respectively.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2022		April 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$30.0	$30.0	$31.0	$31.0
Derivative financial instruments – net	19.1	19.1	35.8	35.8
Total long-term debt	(4,309.7)	(4,524.9)	(4,669.7)	(5,034.5)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2022
Marketable securities and other investments: (A)
Equity mutual funds	$7.0	$—	$—	$7.0
Municipal obligations	—	22.8	—	22.8
Money market funds	0.2	—	—	0.2
Derivative financial instruments: (B)
Commodity contracts – net	20.1	(2.2)	—	17.9
Foreign currency exchange contracts – net	—	1.2	—	1.2
Total long-term debt (C)	(4,524.9)	—	—	(4,524.9)
Total financial instruments measured at fair value	$(4,497.6)	$21.8	$—	$(4,475.8)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2021
Marketable securities and other investments: (A)
Equity mutual funds	$6.3	$—	$—	$6.3
Municipal obligations	—	24.4	—	24.4
Money market funds	0.3	—	—	0.3
Derivative financial instruments: (B)
Commodity contracts – net	39.4	—	—	39.4
Foreign currency exchange contracts – net	(0.4)	(3.2)	—	(3.6)
Total long-term debt (C)	(5,034.5)	—	—	(5,034.5)
Total financial instruments measured at fair value	$(4,988.9)	$21.2	$—	$(4,967.7)

(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2022, our municipal obligations are scheduled to mature as follows: $1.2 in 2022, $2.0 in 2024, $2.9 in 2025, $1.6 in 2026, and the remaining $15.1 in 2027 and beyond. We do not have any municipal obligations scheduled to mature in 2023.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. For additional information, see Note 10: Derivative Financial Instruments.
(C)Long-term debt is composed of public Senior Notes, which are traded in an active secondary market and valued using quoted prices. For additional information, see Note 8: Debt and Financing Arrangements.
During the third quarter of 2022, we recognized an impairment charge of $150.4 related to the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment, which was included as a noncash charge in our Condensed Statement of Consolidated Income. We utilized Level 3 inputs based on management's best estimates and assumptions to estimate the fair value of the indefinite-lived trademark. For additional information, see Note 7: Goodwill and Other Intangible Assets.
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

The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2022	April 30, 2021
Operating lease right-of-use assets	$113.4	$142.0
Operating lease liabilities:
Current operating lease liabilities	$39.7	$41.1
Noncurrent operating lease liabilities	84.0	112.8
Total operating lease liabilities	$123.7	$153.9

Finance lease right-of-use assets:
Machinery and equipment	$8.0	$9.8
Accumulated depreciation	(4.4)	(5.5)
Total property, plant, and equipment	$3.6	$4.3
Finance lease liabilities:
Other current liabilities	$1.4	$1.8
Other noncurrent liabilities	2.3	2.5
Total finance lease liabilities	$3.7	$4.3
The following table summarizes the components of lease expense.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Operating lease cost	$10.8	$11.6	$32.2	$34.0
Finance lease cost:
Amortization of right-of-use assets	0.5	0.6	1.6	1.8
Interest on lease liabilities	—	—	0.1	0.1
Variable lease cost	5.9	6.6	16.9	17.7
Short-term lease cost	10.2	9.5	30.3	28.8
Sublease income	(0.3)	(0.9)	(0.9)	(3.4)
Net lease cost	$27.1	$27.4	$80.2	$79.0
The following table sets forth cash flow and noncash information related to leases.

	Nine Months Ended January 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33.7	$32.3
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	1.7	2.0
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2.9	31.2
Finance leases	1.2	0.8

The following table summarizes the maturity of our lease liabilities by fiscal year.

	January 31, 2022
	Operating Leases	Finance Leases
2022 (remainder of the year)	$10.7	$0.4
2023	41.1	1.3
2024	29.8	1.1
2025	21.4	0.7
2026	18.6	0.3
2027 and beyond	7.8	—
Total undiscounted minimum lease payments	$129.4	$3.8
Less: Imputed interest	5.7	0.1
Lease liabilities	$123.7	$3.7
The following table sets forth the weighted average remaining lease term and discount rate.

	January 31, 2022	April 30, 2021
Weighted average remaining lease term (in years):
Operating leases	3.8	4.4
Finance leases	3.0	3.1

Weighted average discount rate:
Operating leases	2.5%	2.5%
Finance leases	2.1%	2.6%
Note 13: Income Taxes
The effective income tax rates for the three months ended January 31, 2022 and 2021, were 36.4 and 27.7 percent, respectively, and for the nine months ended January 31, 2022 and 2021, were 26.4 and 25.5 percent, respectively. During the three and nine months ended January 31, 2022, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes, including an unfavorable one-time deferred tax impact of an internal legal entity simplification to support multiple work locations for office-based employees and our continued strategic activities. The effective income tax rates for the three and nine months ended January 31, 2021, varied from the U.S. statutory rate due to the impact of state income taxes, and were also unfavorably impacted by additional net income tax expense related to the Crisco and Natural Balance divestitures during the third quarter of 2021.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $3.2, primarily as a result of the expiration of statute of limitation periods.

Note 14: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2021	$(9.0)	$(174.8)	$(97.3)	$3.7	$(277.4)
Reclassification adjustments	—	9.8	12.6	—	22.4
Current period credit (charge)	(9.0)	—	(2.0)	0.2	(10.8)
Income tax benefit (expense)	—	(1.4)	(2.0)	(0.1)	(3.5)
Balance at January 31, 2022	$(18.0)	$(166.4)	$(88.7)	$3.8	$(269.3)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2020	$(50.5)	$(185.6)	$(146.7)	$3.8	$(379.0)
Reclassification adjustments	—	10.4	39.0	—	49.4
Current period credit (charge)	29.4	—	9.5	1.5	40.4
Income tax benefit (expense)	—	(2.2)	(11.8)	(0.3)	(14.3)
Balance at January 31, 2021	$(21.1)	$(177.4)	$(110.0)	$5.0	$(303.5)

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
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. The reclassification in 2021 primarily includes the impact of the nonrecurring settlement charge related to the Canadian buy-out contract. For additional information, see Note 9: Pensions and Other Postretirement Benefits.
Note 15: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2022. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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

We are also defendants in a series of putative class action lawsuits that were originally filed in federal courts in California, Florida, Illinois, Missouri, New York, Texas, Washington, and Washington D.C., but have been transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products.
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2022, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Note 16: Common Shares
The following table sets forth common share information.

	January 31, 2022	April 30, 2021
Common shares authorized	300.0	300.0
Common shares outstanding	108.5	108.3
Treasury shares	38.0	38.2
Repurchase Program: During the nine months ended January 31, 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. During the nine months ended January 31, 2021, we repurchased 4.5 million common shares for $521.9 under our repurchase program. The remaining shares repurchased during the nine months ended January 31, 2022 and 2021, consisted of shares repurchased from stock plan recipients in lieu of cash payments. At January 31, 2022, approximately 7.8 million common shares remain available for repurchase pursuant to the Board’s authorizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2022 and 2021. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California, and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $143.4 in 2021, primarily included in the U.S. Retail Consumer Foods segment. Net proceeds from the divestiture were $97.3, which were inclusive of a preliminary working capital adjustment and cash transaction costs, and will be finalized during the fourth quarter of 2022. Upon completion of this transaction, we recognized a pre-tax gain of $26.7 during the third quarter of 2022, which was included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods. The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $94.0 in 2021, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, which were net of cash transaction costs. Upon completion of this transaction, we recognized a pre-tax loss of $17.1 during the third quarter of 2022, which was included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus. The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7 in 2021, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $33.8, which were net of cash transaction costs and a working capital adjustment. Upon completion of this transaction, we recognized a pre-tax loss of $89.5, of which $87.7 was recognized during the third quarter of 2021 and was included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods. The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. Under our ownership, the business generated net sales of $198.9 in 2021, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $530.2, which were net of cash transaction costs and a working capital adjustment. Upon completion of this transaction, we recognized a pre-tax gain of $114.8, of which $114.9 was recognized during the third quarter of 2021 and was included in other operating expense (income) – net within the Condensed Statement of Consolidated Income.
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
During calendar year 2021, state governments reopened their economies, while adhering to new guidelines and enhanced safety measures, such as social distancing, face mask protocols, and vaccination requirements. However, there was a significant number of U.S. cases in late calendar year 2021 and early calendar year 2022, and as a result, consumers stayed at home more frequently as a precaution, causing the demand related to at-home food consumption to remain elevated, though the impact is of a lesser extent as compared to the prior year. While we continue to benefit from elevated consumption, the supply chain network remains challenged due to the increased demand and supply pressures, as well as COVID-19 cases and increasing labor shortages, which continue to negatively impact our business and overall industry. We anticipate this consumer behavior and at-home food consumption will continue, to some extent, through 2022, dependent on government guidance regarding risk mitigation measures, vaccination rates and effectiveness, and the impact of additional COVID-19 variants.
In September 2021, the U.S. President issued an executive order applicable to federal contractors and employers with 100 or more employees. As a result, we announced a vaccination mandate that required all employees to be vaccinated or have received an approved medical or religious exemption as early as December 2021, and no later than March 2022, dependent upon location. We fully implemented the mandate for salaried employees in December 2021, prior to the U.S. Supreme Court’s ruling in January 2022 to block the federal mandate. However, we lifted the mandate that required hourly employees to be vaccinated by March 2022 to support business continuity across our operations.
Furthermore, we are continuing a phased approach to reopen our corporate headquarters in Orrville, Ohio, with increased safety protocols, and as a result, occupancy levels are beginning to increase. During the remainder of the year, we anticipate occupancy levels will gradually increase as our office-based employees transition to a hybrid work schedule. We continue to monitor the latest public health and government guidance related to COVID-19 and will adjust our approach and safety protocols, as needed. We have crisis management teams at all our facilities, which continue to monitor their respective locations and implement additional risk mitigation actions, as necessary. All our production operations remain open, and none have experienced significant disruptions or labor reductions related to COVID-19.

During the first nine months of 2022, we experienced increased disruption in our supply chain network, including the supply of certain ingredients, packaging, and other sourced materials, which has resulted in higher than expected inflation, including escalating transportation and other supply chain costs. It is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world, including the impact of e-commerce pressures on freight charges and potential shipping delays due to supply and demand imbalances, as well as labor shortages, inclusive of attrition related to the implementation of vaccination requirements. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety and business continuity, and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during this period of high demand. However, to the extent that high demand levels or the current supply chain environment continues to disrupt order fulfillment, we may experience volume loss and elevated penalties.
During the first nine months of 2022, customer order levels remain elevated, primarily across our U.S. Retail Consumer Foods and U.S. Retail Coffee segments, in response to the increased consumer demand for our products related to the elevated at-home consumption. It is anticipated that the increase in consumer demand will continue, to a lesser extent compared to the prior year, through the remainder of 2022. A decline in products sold in away from home channels has also been experienced as a result of COVID-19, which has impacted our net sales in our Away From Home operating segment, and we expect COVID-19 will continue to adversely affect our net sales while government-mandated safety measures are in place and consumers continue to stay at home as a precaution. However, as states have reopened their economies, our net sales for the away from home channels have continued to improve compared to the initial months of the pandemic, as experienced during the first nine months of 2022. This trend could moderate during the remainder of 2022 if cases continue to rise and governments impose additional safety measures that further impact away from home consumption, which is partially dependent upon vaccination rates and effectiveness, as well as the impact of additional COVID-19 variants. Overall, the impact of COVID-19 remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; the federal, state, and local government actions taken in response; vaccination rates and effectiveness; the impact of vaccination requirements; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, supply chain, including labor availability and attrition, consolidated results of operations, financial condition, and liquidity.

Results of Operations

	Three Months Ended January 31,			Nine Months Ended January 31,
	2022	2021	% Increase (Decrease)	2022	2021	% Increase (Decrease)
Net sales	$2,057.1	$2,076.7	(1)%	$5,965.1	$6,082.5	(2)%
Gross profit	$683.1	$809.4	(16)	$2,034.0	$2,403.0	(15)
% of net sales	33.2%	39.0%		34.1%	39.5%
Operating income	$150.6	$406.2	(63)	$721.8	$1,148.1	(37)
% of net sales	7.3%	19.6%		12.1%	18.9%
Net income:
Net income	$69.7	$261.5	(73)	$429.6	$729.3	(41)
Net income per common share – assuming dilution	$0.64	$2.32	(72)	$3.96	$6.42	(38)
Adjusted gross profit (A)	$712.3	$775.6	(8)	$2,089.4	$2,321.5	(10)
% of net sales	34.6%	37.3%		35.0%	38.2%
Adjusted operating income (A)	$377.9	$403.9	(6)	$1,089.2	$1,217.2	(11)
% of net sales	18.4%	19.4%		18.3%	20.0%
Adjusted income: (A)
Income	$252.5	$276.3	(9)	$722.1	$819.5	(12)
Earnings per share – assuming dilution	$2.33	$2.45	(5)	$6.66	$7.21	(8)
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022	2021	Increase (Decrease)	%	2022	2021	Increase (Decrease)	%
Net sales	$2,057.1	$2,076.7	$(19.6)	(1)%	$5,965.1	$6,082.5	$(117.4)	(2)%
Crisco divestiture	—	(34.5)	34.5	2	—	(198.9)	198.9	3
Natural Balance divestiture	—	(49.9)	49.9	2	—	(156.7)	156.7	3
Private label dry pet food divestiture	—	(16.3)	16.3	1	—	(16.3)	16.3	—
Foreign currency exchange	(1.8)	—	(1.8)	—	(17.8)	—	(17.8)	—
Net sales excluding divestitures and foreign currency exchange (A)	$2,055.3	$1,976.0	$79.3	4%	$5,947.3	$5,710.6	$236.7	4%
Amounts may not add due to rounding.
(A)     Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the third quarter of 2022 decreased $19.6, or 1 percent, which includes $100.7 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $79.3, or 4 percent, which was due to higher net price realization for each of our U.S. Retail segments and for International and Away From Home, partially offset by unfavorable volume/mix.
Net sales in the first nine months of 2022 decreased $117.4, or 2 percent, which includes $371.9 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $236.7, or 4 percent, which was due to higher net price realization and favorable volume/mix across all businesses, with the exception of unfavorable volume/mix for the U.S. Retail Pet Foods segment.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Gross profit	33.2%	39.0%	34.1%	39.5%
Selling, distribution, and administrative expenses:
Marketing	5.4%	6.2%	5.5%	6.2%
Selling	2.7	2.9	2.9	3.0
Distribution	3.5	3.2	3.5	3.4
General and administrative	4.8	5.6	4.9	5.7
Total selling, distribution, and administrative expenses	16.3%	17.9%	16.9%	18.3%
Amortization	2.7	2.7	2.8	2.9
Other intangible assets impairment charge	7.3	—	2.5	—
Other special project costs	0.1	0.1	0.1	—
Other operating expense (income) – net	(0.5)	(1.3)	(0.3)	(0.6)
Operating income	7.3%	19.6%	12.1%	18.9%
Amounts may not add due to rounding.
Gross profit decreased $126.3, or 16 percent, in the third quarter of 2022, reflecting higher costs, primarily driven by increased commodity, ingredient, manufacturing, and packaging costs, unfavorable volume/mix, and the noncomparable impact related to divestitures, partially offset by increased pricing.
Operating income decreased $255.6, or 63 percent, primarily reflecting a $150.4 intangible asset impairment charge and the decrease in gross profit, partially offset by a $35.7 decrease in selling, distribution, and administrative (“SD&A”) expenses.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other one-time items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $63.3, or 8 percent, in the third quarter of 2022, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit. Operating income excluding non-GAAP adjustments (“adjusted operating income”) decreased $26.0, or 6 percent, as compared to the prior year, further reflecting the exclusion of the impairment charge and the net pre-tax gain on divestitures.
Gross profit decreased $369.0, or 15 percent, in the first nine months of 2022, reflecting higher costs, primarily driven by increased commodity, transportation, packaging, and ingredient costs, the noncomparable impact related to divestitures, and unfavorable volume/mix, partially offset by increased pricing.
Operating income decreased $426.3, or 37 percent, primarily reflecting the decrease in gross profit and the $150.4 intangible asset impairment charge, partially offset by a $104.3 decrease in SD&A expenses.
Adjusted gross profit decreased $232.1, or 10 percent, in the first nine months of 2022, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit. Adjusted operating income decreased $128.0, or 11 percent, as compared to the prior year, further reflecting the exclusion of the impairment charge and the net pre-tax gain on divestitures.
Interest Expense

Net interest expense decreased $4.0 and $11.8 in the third quarter and first nine months of 2022, respectively, primarily as a result of reduced debt outstanding as compared to the prior year. For additional information, see “Capital Resources” in this discussion and analysis.

Income Taxes
Income taxes decreased $60.1, or 60 percent, in the third quarter of 2022, and decreased $95.3, or 38 percent, in the first nine months of 2022, primarily due to the decrease in income before income taxes, partially offset by a higher effective income tax rate of 36.4 and 26.4 percent for the third quarter and first nine months of 2022, respectively. The 2021 effective income tax rates were 27.7 percent for the third quarter and 25.5 percent for the first nine months.
During the third quarter and first nine months of 2022, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to state income taxes, including the unfavorable one-time deferred tax impact of an internal legal entity simplification to support multiple work locations for office-based employees and our continued strategic activities. The effective income tax rates for the three and nine months ended January 31, 2021, varied from the U.S. statutory tax rate due to the impact of state income taxes, and were also unfavorably impacted by additional net income tax expense related to the Crisco and Natural Balance divestitures during the third quarter of 2021. We anticipate a full-year effective income tax rate for 2022 of approximately 25.5 percent. For further information, refer to Note 13: Income Taxes.
Restructuring Activities
A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure and optimize our organizational design, inclusive of stranded overhead associated with the divestitures of the Crisco and Natural Balance businesses. During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, facility as a result of a new strategic partnership for the production of our Away From Home liquid coffee products. During the third quarter of 2022, we completed the transition of production to JDE Peet's, as anticipated. Furthermore, the restructuring program was expanded during the third quarter of 2022 to include certain costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the recently announced plans to close our Ripon, Wisconsin, production facility by the end of calendar year 2022 to further optimize operations for our Consumer Foods business. For additional information related to the divestitures, see Note 4: Divestitures. We expect to incur costs of approximately $110.0 associated with the restructuring activities approved to date. Approximately half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, while the remainder represents employee-related costs. We anticipate the activities associated with this restructuring program will be completed by the end of 2023, with the majority of the costs expected to be incurred by the end of calendar year 2022. We have incurred total cumulative restructuring costs of $46.7, of which $8.8 and $22.6 were incurred during the third quarter and first nine months of 2022, respectively. For further information, refer to Note 3: Integration and Restructuring Costs.

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

	Three Months Ended January 31,			Nine Months Ended January 31,
	2022	2021	% Increase (Decrease)	2022	2021	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$696.6	$768.6	(9)%	$2,046.2	$2,169.9	(6)%
U.S. Retail Coffee	661.8	625.9	6	1,850.1	1,791.5	3
U.S. Retail Consumer Foods	433.1	447.6	(3)	1,309.9	1,415.9	(7)
International and Away From Home	265.6	234.6	13	758.9	705.2	8
Segment profit:
U.S. Retail Pet Foods	$95.7	$135.1	(29)%	$275.2	$385.3	(29)%
U.S. Retail Coffee	213.4	210.7	1	572.5	595.4	(4)
U.S. Retail Consumer Foods	99.5	110.9	(10)	329.2	377.7	(13)
International and Away From Home	34.2	24.5	40	107.5	94.9	13
Segment profit margin:
U.S. Retail Pet Foods	13.7%	17.6%		13.4%	17.8%
U.S. Retail Coffee	32.2	33.7		30.9	33.2
U.S. Retail Consumer Foods	23.0	24.8		25.1	26.7
International and Away From Home	12.9	10.4		14.2	13.5
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $72.0 in the third quarter of 2022, inclusive of the impact of $66.2 of noncomparable net sales in the prior year related to the divested Natural Balance and private label dry pet food businesses. Excluding the noncomparable impact of the divested businesses, net sales decreased $5.8, or 1 percent. Unfavorable volume/mix decreased net sales by 7 percentage points, primarily driven by declines for dog food, which was partially offset by 6 percentage points of higher net price realization across the portfolio. Segment profit decreased $39.4, primarily reflecting higher commodity, manufacturing, and transportation costs and the unfavorable volume/mix, partially offset by the higher net pricing.
The U.S. Retail Pet Foods segment net sales decreased $123.7 in the first nine months of 2022, inclusive of the impact of $173.0 of noncomparable net sales in the prior year related to the divested Natural Balance and private label dry pet food businesses. Excluding the noncomparable impact of the divested businesses, net sales increased $49.3, or 2 percent. Higher net price realization across the portfolio increased net sales by 4 percentage points. Unfavorable volume/mix decreased net sales by 1 percentage point, primarily driven by declines for dog food, partially offset by growth for the Milk-Bone and Meow Mix brands. Segment profit decreased $110.1, primarily reflecting higher commodity, transportation, and manufacturing costs and the unfavorable volume/mix, partially offset by the higher net pricing.
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $35.9 in the third quarter of 2022, driven by higher net price realization, partially offset by unfavorable volume/mix. Net price realization increased net sales by 7 percentage points, primarily reflecting list price increases across the portfolio and trade spend reductions for roast and ground products. Volume/mix decreased net sales by 1 percentage point, driven by declines for the Folgers brand, partially offset by growth for the Café Bustelo brand. Segment profit increased $2.7, primarily reflecting higher net pricing, partially offset by higher commodity costs and the unfavorable volume/mix.
The U.S. Retail Coffee segment net sales increased $58.6 in the first nine months of 2022. Net price realization contributed 3 percentage points to net sales, primarily reflecting list price increases across the portfolio and trade spend reductions for roast and ground products, partially offset by increased trade spend related to the lapping of suspended promotions in the prior year. Favorable volume/mix contributed 1 percentage point to net sales, driven by the Dunkin’ and Café Bustelo brands, partially offset by a decline for the Folgers brand. Segment profit decreased $22.9, reflecting higher commodity costs, partially offset by higher net pricing and lower marketing expense.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $14.5 in the third quarter of 2022, inclusive of the impact of $31.7 of noncomparable net sales in the prior year related to the divested Crisco business. Excluding the noncomparable impact of the divested business, net sales increased $17.2, or 4 percent. Higher net price realization contributed 7 percentage points of growth to net sales, primarily driven by Smucker’s Uncrustables® frozen sandwiches and Smucker’s fruit spreads. Volume/mix decreased net sales by 2 percentage points, driven by Jif peanut butter and Smucker’s fruit spreads, partially offset by an increase for Smucker’s Uncrustables frozen sandwiches. Segment profit decreased $11.4, reflecting the noncomparable segment profit in the prior year related to the divested Crisco business. Comparable segment profit growth from the higher net pricing and lower marketing spend was mostly offset by higher ingredient, manufacturing, commodity, and packaging costs.
The U.S. Retail Consumer Foods segment net sales decreased $106.0 in the first nine months of 2022, inclusive of the impact of $178.5 of noncomparable net sales in the prior year related to the divested Crisco business. Excluding the noncomparable impact of the divested business, net sales increased $72.5, or 6 percent. Higher net price realization contributed 5 percentage points to net sales, primarily driven by Smucker’s Uncrustables frozen sandwiches, Smucker’s fruit spreads, and Jif peanut butter. Volume/mix increased net sales by 1 percentage point, driven by Smucker’s Uncrustables frozen sandwiches, partially offset by a decline for Smucker’s fruit spreads. Segment profit decreased $48.5, reflecting the noncomparable segment profit in the prior year related to the divested Crisco business. Comparable segment profit growth from the higher net pricing, lower marketing spend, and favorable volume/mix was partially offset by higher ingredient, manufacturing, transportation, and packaging costs.
International and Away From Home
International and Away From Home net sales increased $31.0 in the third quarter of 2022, including the noncomparable impact of $2.8 of net sales in the prior year related to the divested Crisco business and $1.8 of favorable foreign currency exchange. Excluding the noncomparable impact of the divested business and foreign currency exchange, net sales increased $32.0, or 14 percent, primarily reflecting increases for the Away From Home and International operating segments of 29 percent and 1 percent, respectively. Favorable volume/mix for the combined businesses contributed 10 percentage points to net sales, primarily driven by increases for portion control and coffee products in the away from home channels. Net price realization contributed a 4 percentage point increase to net sales for the combined businesses. Segment profit increased $9.7, primarily reflecting higher net pricing.
International and Away From Home net sales increased $53.7 in the first nine months of 2022, including the noncomparable impact of $20.4 of net sales in the prior year related to the divested Crisco business and $17.8 of favorable foreign currency exchange. Excluding the noncomparable impact of the divested business and foreign currency exchange, net sales increased $56.3, or 8 percent, primarily reflecting a 27 percent increase for the Away From Home operating segment, partially offset by a 7 percent decrease for the International operating segment. Favorable volume/mix for the combined businesses contributed 6 percentage points to net sales, primarily driven by increases for portion control and coffee products in the away from home channels, partially offset by a decrease for baking mixes and ingredients in the International operating segment. Net price realization contributed a 2 percentage point increase to net sales for the combined businesses, primarily driven by increases for coffee products in the away from home channels and fruit spread products in the International operating segment. Segment profit increased $12.6, primarily reflecting higher net pricing and the favorable foreign currency exchange impact, partially offset by the noncomparable segment profit in the prior year related to the divested Crisco business and increased commodity costs.

Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At January 31, 2022, total cash and cash equivalents was $284.3, compared to $334.3 at April 30, 2021.
The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2022	2021
Net cash provided by (used for) operating activities	$742.6	$1,274.0
Net cash provided by (used for) investing activities	(131.9)	419.1
Net cash provided by (used for) financing activities	(660.4)	(1,590.6)

Net cash provided by (used for) operating activities	$742.6	$1,274.0
Additions to property, plant, and equipment	(244.5)	(198.7)
Free cash flow (A)	$498.1	$1,075.3
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $531.4 decrease in cash provided by operating activities in the first nine months of 2022 was primarily driven by greater working capital requirements in 2022, as well as lower net income adjusted for noncash items in the current year. The increase in cash required to fund working capital, as compared to the prior year, was primarily attributable to timing of payments for accounts payable, an increase in inventory levels compared to the prior year, and changes in marketing and accrued incentive compensation.
Cash used for investing activities in the first nine months of 2022 consisted primarily of $244.5 in capital expenditures and an increase of $15.4 in our derivative cash margin account balances, partially offset by net proceeds from the divested private label dry pet food and the natural beverage and grains businesses of $130.2. Cash provided by investing activities in the first nine months of 2021 consisted of net proceeds from the divestitures of the Crisco and Natural Balance businesses of $569.3 and a decrease of $48.8 in our derivative cash margin account balances, partially offset by $198.7 in capital expenditures.
Cash used for financing activities in the first nine months of 2022 consisted primarily of long-term debt repayments of $1,157.0 and dividend payments of $311.1, partially offset by $797.6 in long-term debt proceeds. Cash used for financing activities in the first nine months of 2021 consisted primarily of long-term debt repayments of $700.0, purchase of treasury shares of $504.1, dividend payments of $304.8, and a net decrease in short-term borrowings of $82.4.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. During 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of January 31, 2022 and April 30, 2021, $259.9 and $304.2 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first nine months of 2022 and 2021, we paid $774.8 and $465.0, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2022. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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
We are also defendants in a series of putative class action lawsuits that were originally filed in federal courts in California, Florida, Illinois, Missouri, New York, Texas, Washington, and Washington D.C., but have been transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products.
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2022, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Capital Resources
The following table presents our capital structure.

	January 31, 2022	April 30, 2021
Current portion of long-term debt	$—	$1,152.9
Short-term borrowings	94.0	82.0
Long-term debt, less current portion	4,309.7	3,516.8
Total debt	$4,403.7	$4,751.7
Shareholders’ equity	8,266.9	8,124.8
Total capital	$12,670.6	$12,876.5
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
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2022, we had $94.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.17 percent.
We are in compliance with all our debt covenants as of January 31, 2022, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
During the first nine months of 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. At January 31, 2022, approximately 7.8 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama, dedicated to production of Smucker’s Uncrustables frozen sandwiches. Construction of this third dedicated manufacturing facility began in the third quarter of 2022, with production expected to begin in calendar year 2025. The project demonstrates our commitment to meet increasing demand for this highly successful product and deliver on our strategy to focus on brands with the most significant growth opportunities. Construction of the facility and production will occur in three phases over multiple years and will result in the creation of up to 750 jobs. Financial investments and job creation will align with each of the three phases and are contingent upon the closing of the transaction to purchase the property where the facility will be located. We anticipate our capital expenditures to be approximately $400.0 for 2022.
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
As of January 31, 2022, total cash and cash equivalents of $36.3 was held by our foreign subsidiaries, primarily in Canada. We have not repatriated foreign cash to the U.S. during the first nine months of 2022.
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
Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other one-time items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax-related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results, such as the one-time deferred state tax impact of the internal legal entity simplification during the third quarter of 2022, can significantly impact our adjusted effective income tax rate.
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

The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 25 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Gross profit reconciliation:
Gross profit	$683.1	$809.4	$2,034.0	$2,403.0
Change in net cumulative unallocated derivative gains and losses	22.4	(33.8)	37.9	(81.5)
Cost of products sold – special project costs	6.8	—	17.5	—
Adjusted gross profit	$712.3	$775.6	$2,089.4	$2,321.5
Operating income reconciliation:
Operating income	$150.6	$406.2	$721.8	$1,148.1
Amortization	55.3	57.0	166.1	176.1
Other intangible assets impairment charge	150.4	—	150.4	—
Gain on divestitures – net	(9.6)	(27.2)	(9.6)	(27.2)
Change in net cumulative unallocated derivative gains and losses	22.4	(33.8)	37.9	(81.5)
Cost of products sold – special project costs	6.8	—	17.5	—
Other special project costs	2.0	1.7	5.1	1.7
Adjusted operating income	$377.9	$403.9	$1,089.2	$1,217.2
Net income reconciliation:
Net income	$69.7	$261.5	$429.6	$729.3
Income tax expense	39.9	100.0	154.0	249.3
Amortization	55.3	57.0	166.1	176.1
Other intangible assets impairment charge	150.4	—	150.4	—
Gain on divestitures – net	(9.6)	(27.2)	(9.6)	(27.2)
Change in net cumulative unallocated derivative gains and losses	22.4	(33.8)	37.9	(81.5)
Cost of products sold – special project costs	6.8	—	17.5	—
Other special project costs	2.0	1.7	5.1	1.7
Other one-time items:
Pension plan termination settlement charge (A)	—	—	—	27.9
Adjusted income before income taxes	$336.9	$359.2	$951.0	$1,075.6
Income taxes, as adjusted	84.4	82.9	228.9	256.1
Adjusted income	$252.5	$276.3	$722.1	$819.5
Weighted-average shares – assuming dilution	108.5	112.6	108.4	113.6
Adjusted earnings per share – assuming dilution	$2.33	$2.45	$6.66	$7.21
(A)Represents the nonrecurring pre-tax settlement charge of $27.9 recognized during the second quarter of 2021 related to the Canadian buy-out contract. For additional information, see Note 9: Pensions and Other Postretirement Benefits.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
During the second quarter of 2022, we completed an offering of $800.0 in Senior Notes due March 15, 2032, and September 15, 2041. For additional information, see Note 8: Debt and Financing Arrangements. As of January 31, 2022, there were no other material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2021.

Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2021. There were no material changes to the information previously disclosed, with the exception of the item discussed below.
During the third quarter of 2022, we began our annual planning cycle, inclusive of a strategy review within our strategic business areas. We made certain strategic decisions related to our U.S. Retail Pet Foods segment in support of our continued focus on prioritizing and accelerating growth in dog snacks, driving momentum in cat food, and improving dog food performance, which will require further allocation of resources to support more strategic, faster growth opportunities. As a result, we completed an interim review to determine the impact these strategic decisions had on the fair value of the goodwill and certain indefinite-lived intangible assets within the U.S. Retail Pet Foods segment. We recognized an impairment charge of $150.4 related to the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment, primarily driven by the re-positioning of this brand within the Pet Foods brand portfolio, which led to a decline in the current and long-term net sales expectations and the royalty rate used in the valuation analysis. This charge was included as a noncash charge in our Condensed Statement of Consolidated Income. Additionally, we reassessed the long-term strategic expectations for the Rachael Ray Nutrish brand and reclassified this brand as a finite-lived intangible asset as of January 31, 2022, which will result in annual amortization expense of $10.5.

Furthermore, as a result of the divestitures of the private label dry pet food business and natural beverage and grains businesses during the third quarter of 2022, we reviewed all impacted reporting units and concluded that the estimated fair values were in excess of the carrying values as of the date of the divestitures. However, the goodwill within the U.S. Retail Pet Foods segment remains susceptible to future impairment charges due to the narrow difference between fair value and carrying value. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges. The carrying value of the goodwill within the U.S. Retail Pet Foods segment was $2.4 billion as of January 31, 2022. There were no other indicators of impairment, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of January 31, 2022.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2022, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates and commercial paper rates in the U.S.
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
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-

term debt balance and was recognized over the life of the debt as a reduction of interest expense. As of the second quarter of 2022, we had fully recognized the gain of $53.5, of which $4.0 was recognized during the nine months ended January 31, 2022.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at January 31, 2022, would increase the fair value of our long-term debt by $440.0.
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

	January 31, 2022	April 30, 2021
High	$48.9	$47.5
Low	14.4	11.7
Average	30.9	29.0
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2022, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2022, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the nine months ended January 31, 2022. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
•the impact of the COVID-19 pandemic on our business, industry, suppliers, customers, consumers, employees, and communities;
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2022 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the three months ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors described below update the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2021, as updated by the Form 10-Q filed for the period ended October 31, 2021, to include information on an interim impairment analysis performed during the third quarter of 2022.
A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.
A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At January 31, 2022, the carrying value of goodwill and other intangible assets totaled $11.7 billion, compared to total assets of $16.0 billion and total shareholders’ equity of $8.3 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performances in comparison to projected results.
As of January 31, 2022, goodwill and indefinite-lived intangible assets totaled $6.0 billion and $2.6 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $2.4 billion and $1.1 billion, respectively, within the U.S. Retail Pet Foods segment, and $2.1 billion and $1.2 billion, respectively, within the U.S. Retail Coffee segment, which represent approximately 80 percent of the total goodwill and indefinite-lived intangible assets as of January 31, 2022. Furthermore, the goodwill within the U.S. Retail Pet Foods segment remains susceptible to future impairment charges due to the narrow difference between fair value and carrying value, which is primarily attributable to the recognition of these assets at fair value resulting from recent impairment charges in prior years. To date, we have recognized $465.0 of impairment charges related to the goodwill and indefinite-lived intangible assets acquired as part of the Big Heart Pet Brands acquisition in 2015, primarily as a result of reductions in our long-term net sales and profitability projections. Furthermore, we recognized an impairment charge of $150.4 related to the Rachael Ray Nutrish brand that was acquired as part of the acquisition of Ainsworth Pet Nutrition LLC in 2019, primarily driven by the re-positioning of this brand within the Pet Foods brand portfolio, which led to a decline in the current and long-term net sales expectations and the royalty rate used in the valuation analysis.
We do not believe that the Pet Foods reporting unit or any of the indefinite-lived assets within the U.S. Retail Pet Foods segment are more likely than not impaired as of January 31, 2022. However, further changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, an adverse change to macroeconomic conditions, or a change to other assumptions could result in additional impairment losses in the future, which could be significant. As of April 30, 2021, the estimated fair value was substantially in excess of the carrying value for the majority of the remaining reporting units and material indefinite-lived intangible assets, and in all such instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment, which was reclassified as a finite-lived intangible asset as of January 31, 2022. For additional information, refer to Note 7: Goodwill and Other Intangible Assets.

Furthermore, we continue to evaluate the potential impact of COVID-19 on the fair value of our goodwill and indefinite-lived intangible assets. While we concluded there were no indicators of impairment as of January 31, 2022, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment, specifically as it relates to the Away From Home reporting unit, which has experienced a decline in demand as a result of COVID-19. However, during 2022, our net sales for the away from home channels have continued to improve compared to the initial months of the pandemic.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the third quarter of 2022, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2021 - November 30, 2021	238	$126.80	—	7,811,472
December 1, 2021 - December 31, 2021	767	131.48	—	7,811,472
January 1, 2022 - January 31, 2022	500	137.96	—	7,811,472
Total	1,505	$132.89	—	7,811,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of January 31, 2022, there were approximately 7.8 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 40 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2022	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
3.1	Amended Regulations of The J. M. Smucker Company
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in Inline XBRL