Form 10-K
period 2022-04-30
J M SMUCKER Co
filed 2022-06-16
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
 FORM 10-K
_________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2021, was $12,691,431,980.
As of June 9, 2022, 106,457,951 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 17, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1.    Business.
The Company: The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”), often referred to as Smucker’s (a registered trademark), was established in 1897 and incorporated in Ohio in 1921. We operate principally in one industry, the manufacturing and marketing of branded food and beverage products on a worldwide basis, although the majority of our sales are in the U.S. Our operations outside the U.S. are principally in Canada, although products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency translation, represented 5 percent of consolidated net sales for 2022. Our branded food and beverage products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.
We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. The U.S. retail market segments in total comprised 87 percent of 2022 consolidated net sales and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. International and Away From Home represents sales outside of the U.S. retail market segments. For additional information on our reportable segments, see Note 4: Reportable Segments.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus Capital Management LP (“Nexus”). The transaction included products sold under the R.W. Knudsen® and TruRoots® brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic® beverages, dedicated manufacturing and distribution facilities in Chico, California, and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7, $143.4, and $131.6 in 2022, 2021, and 2020, respectively, primarily included in the U.S. Retail Consumer Foods segment.
On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods, Inc. (“Diamond Pet Foods”). The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3, $94.0, and $120.6 in 2022, 2021, and 2020, respectively, included in the U.S. Retail Pet Foods segment.
On January 29, 2021, we sold the Natural Balance® premium pet food business to Nexus. The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7 and $222.8 in 2021 and 2020, respectively, included in the U.S. Retail Pet Foods segment.

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

For additional information on these divestitures, see Note 3: Divestitures.
Principal Products: Our principal products as of April 30, 2022, are coffee, cat food, pet snacks, dog food, peanut butter, frozen handheld products, fruit spreads, portion control products, juices and beverages, as well as baking mixes and ingredients. Product sales information for the years 2022, 2021, and 2020 is included within Note 4: Reportable Segments.
In the U.S. retail market segments, our products are primarily sold through a combination of direct sales and brokers to food retailers, club stores, discount and dollar stores, online retailers, pet specialty stores, natural foods stores and distributors, drug stores, military commissaries, and mass merchandisers. In International and Away From Home, our products are distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
Sources and Availability of Raw Materials: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. Green coffee, peanuts, protein meals, oils and fats, grains, sweeteners, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate over time, partially driven by the novel coronavirus (“COVID-19”) pandemic. Futures, basis, options, and fixed price contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries. We source peanuts, protein meals, and oils and fats mainly from North America. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. For additional information on the commodities we purchase, see “Commodities Overview” within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials and finished goods, such as K-Cup® pods, our Pup-Peroni® dog snacks, and liquid coffee, from single sources of supply pursuant to long-term contracts. While availability may vary year-to-year, we believe that we will continue to obtain adequate supplies and that alternatives to single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be in good standing.
Trademarks and Patents: Many of our products are produced and sold under various patents or patents pending, and marketed under trademarks owned or licensed by us or one of our subsidiaries. Our major trademarks as of April 30, 2022, are listed below.

Primary Reportable Segment	Major Trademark
U.S. Retail Pet Foods	Meow Mix®, Rachael Ray® Nutrish®, Milk-Bone®, 9Lives®, Kibbles ‘n Bits®, Pup-Peroni, and Nature’s Recipe®
U.S. Retail Coffee	Folgers®, Dunkin’®, and Café Bustelo®
U.S. Retail Consumer Foods	Uncrustables®, Jif®, and Smucker’s®
Other (A)	Smucker’s and Folgers
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
Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “Choosy Moms Choose Jif®,” “That Jif’ing GoodTM,” “The Only One Cats Ask For By Name®,” the Smucker’s banner, the Crock Jar shape, the Gingham design, the Jif Color Banner design, the Café Bustelo Angelina design, and the Milk-Bone, Meow Mix, and 9Lives logos.
We own many patents worldwide in addition to proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.
We consider all of our owned and licensed intellectual property, taken as a whole, to be essential to our business.
Seasonality: The U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods segments do not experience significant seasonality, as demand for our products is generally consistent throughout the year.

Customers: Sales to Walmart Inc. and subsidiaries amounted to 34 percent of net sales in 2022 and 32 percent of net sales in both 2021 and 2020. These sales are primarily included in our U.S. retail market segments. No other customer exceeded 10 percent of net sales for any year.
During 2022, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.
Government Business: No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Competition: We are the branded market leader in the coffee, dog snacks, peanut butter, and fruit spreads categories in the U.S. In Canada, we are the branded market leader in the pickles, flour, fruit spreads, canned milk, and ice cream toppings categories. Our business is highly competitive as all of our brands compete for retail shelf space with other branded products as well as private label products.
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
The packaged foods industry has been challenged by a general decline in sales volume in the center of the store. However, there has been a recent increase in sales primarily driven by changes in consumer behaviors, including employees working at home more frequently as a result of the pandemic. Certain evolving consumer trends have contributed to the longer-term decline, such as a heightened focus on health and wellness, an increased desire for fresh foods, and the growing impact of social media and e-commerce on consumer behavior. To address these dynamics, we continue to focus on innovation with an increased emphasis on products that satisfy evolving consumer trends.
In addition, private label continues to be a competitor in many of the categories in which we compete, partially due to improvements in private label quality and the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty. In our total U.S. retail categories, private label held a 11.5 dollar average market share during the 52 weeks ended April 17, 2022, as compared to a 12.2 dollar average market share during the same period in the prior year. We believe that both private label and leading brands play an important role in the categories in which we compete, appealing to different consumer segments. We closely monitor the price gap, or price premium, between our brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.

Our primary brands and major competitors as of April 30, 2022, are listed below.

Our Primary Products	Our Primary Brands	Competing Brands	Competitors
U.S. Retail Pet Foods
Mainstream pet food	Meow Mix, 9Lives, and Kibbles ‘n Bits	Dog Chow (A), Beneful, Cat Chow (A), Friskies, Kit & Kaboodle, and Fancy Feast	Nestlé Purina PetCare Company
		Pedigree, Iams, and Sheba	Mars, Incorporated
Pet snacks	Milk-Bone (A) and Pup-Peroni	Beggin’ Strips	Nestlé Purina PetCare Company
		Nudges	General Mills, Inc.
		Dentastix and Greenies	Mars, Incorporated
Premium pet food	Rachael Ray Nutrish and Nature’s Recipe	Blue Buffalo (A)	General Mills, Inc.
		Nutro	Mars, Incorporated
		Hill’s	Hill’s Pet Nutrition, Inc.
		Pro Plan, ONE, and Merrick	Nestlé Purina PetCare Company
U.S. Retail Coffee
Mainstream roast and ground coffee	Folgers (A) and Café Bustelo	Maxwell House and Yuban	The Kraft Heinz Company
		Private Label Brands	Various
		McCafé	Keurig Dr. Pepper
		Cafe La Llave	F. Gaviña & Sons, Inc.
Single serve coffee - K-Cup®	Dunkin’, Folgers, Café Bustelo, and 1850®	Green Mountain Coffee (A) , Donut Shop, and McCafé	Keurig Dr. Pepper
		Starbucks	Nestlé S.A.
		Private Label Brands	Various
		Maxwell House and Gevalia	The Kraft Heinz Company
Premium coffee	Dunkin’ and 1850	Starbucks (A) and Seattle’s Best Coffee	Nestlé S.A.
		Peet’s Coffee & Tea	JDE Peet’s N.V.
		Private Label Brands	Various
		Eight O’Clock	Tata Global Beverages Limited
		Gevalia	The Kraft Heinz Company
U.S. Retail Consumer Foods
Peanut butter and specialty spreads	Jif (A)	Private Label Brands	Various
		Skippy	Hormel Foods Corporation
		Nutella	Ferrero SpA
		Peter Pan	Post Holding, Inc.
Fruit spreads	Smucker’s (A)	Private Label Brands	Various
		Welch’s	Welch Foods Inc.
		Bonne Maman	Andros Foods USA, Inc.
Frozen sandwiches and snacks	Smucker’s Uncrustables	Hot Pockets (A)	Nestlé S.A.
		Totino’s	General Mills, Inc.
		El Monterrey	Ruiz Foods
International and Away From Home
Foodservice hot beverage	Folgers, 1850, and Café Bustelo	Starbucks	Nestlé S.A.
		Private Label Brands	Various
		Nescafé	Société des Produits Nestlé S.A.
Foodservice portion control	Smucker’s and Jif	Private Label Brands	Various
		Heinz, Welch’s, and Private Label Brands	The Kraft Heinz Company
Foodservice frozen handheld	Smucker’s Uncrustables	Hot Off the Grill	Integrated Food Service
Canada coffee	Folgers	Tim Hortons (A)	Restaurant Brands International Inc.
		Maxwell House	The Kraft Heinz Company
		Private Label Brands	Various
Canada flour	Robin Hood® (A) and Five Roses®	Private Label Brands	Various
(A) Identifies the current market leader within the product category. In certain categories, the market leader is not identified as two or more brands compete for the largest share.

Government Regulations: Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S., including the Food and Drug Administration, Federal Trade Commission, Departments of Labor, Commerce, and Agriculture, Environmental Protection Agency, and Occupational Safety and Health Administration. Additionally, we are subject to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, packaging, labeling, transportation, storage, distribution, and sale of food products are each subject to governmental regulation, encompassing such matters as ingredients, pricing, advertising, relations with distributors and retailers, health, safety, data privacy and security, anti-corruption, and the environment. Additionally, we are subject to tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. We rely on legal and operational compliance programs, including in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business. We believe we are in compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position in 2023.

Environmental Matters: Compliance with environmental regulations and prioritizing our environmental sustainability efforts are important to us as a good corporate citizen. As such, we have public goals related to waste diversion, water usage intensity reduction, greenhouse gas emissions intensity reduction, and sustainable packaging. In support of our commitment to environmental sustainability, we have implemented and manage a variety of programs across our operations, including energy optimization, utilization of renewable energy, water conservation, recycling, and partnerships with farmers who implement sustainable practices. We continue to evaluate and modify our processes to further limit our impact on the environment.
Human Capital Management: Our values and principles are rooted in our Basic Beliefs and serve as the foundation for our strategic and daily decisions. As demonstrated by our Basic Beliefs of Quality, People, Ethics, Growth, and Independence, we are committed to supporting our employees holistically, both personally and professionally. With approximately 6,700 full-time employees worldwide, every employee makes a difference to our Company. We believe it is critical that we have an inclusive and diverse environment and that we take proactive steps to ensure we are enabling our employees to reach their full potential. In order to hold ourselves accountable, we conduct an employee engagement survey every two to three years to provide an opportunity for open and confidential feedback from our employees and to identify opportunities for improvement. Additionally, we conduct pulse surveys as needed to gain additional information based on responses to the larger engagement survey and other topics that may be immediately applicable. Employees also have the opportunity to anonymously report violations to the Commitment to Integrity: Our Code (“Code of Conduct”) or complaints regarding accounting, auditing, and financial-related matters through our Smucker Voice Line, which is managed by an independent third-party service provider.

Additional information regarding our human capital management is available in our 2021 Corporate Impact Report that can be found on our website at www.jmsmucker.com/news-stories/corporate-publications. Information on our website, including our 2021 Corporate Impact Report, is not incorporated by reference into this Annual Report on Form 10-K.

Health and Wellness: Maintaining a safe and healthy workplace is among our top priorities. We are diligent in ensuring workforce health and safety through education and training which is provided at all locations. These efforts resulted in our achievement of a total recordable incident rate during 2022 that is three times below the industry average. Further, we have maintained an unwavering commitment to supporting the health and well-being of our employees during the COVID-19 pandemic. We have implemented extensive safety and sanitation measures to help ensure employee health and well-being, encouraged remote work for all who are able, and introduced protocols in our manufacturing facilities to allow for appropriate social distancing and protection of our employees. During the second half of 2022, COVID-19 cases began to trend downward, and consistent with national and local health department direction, certain pandemic related safety measures were relaxed at our corporate offices and manufacturing facilities. However, if these trends were to reverse or another variant became prevalent, we would reevaluate our safety protocols at that time. Further, we have continued to promote the importance of self-care and the availability of mental health resources to our employees. In recognition of the need for mental health resources across society, we have partnered with the United Way® of Summit County 211 program and the National Council for Behavioral Health to provide support for our employees and communities.

As part of our focus on well-being, we emphasize the need for our employees to embrace healthy lifestyles. We offer all employees a variety of free and discounted services, as well as education opportunities, to support their physical, emotional, and financial well-being, including free sessions through our Employee Assistance Program and access to discounted gym memberships. We also offer on-site conveniences, such as health and wellness centers at several of our locations and a Child

Development Center at our corporate headquarters in Orrville, Ohio. In addition, we provide our employees with time to renew and programs to promote workplace flexibility.

Diversity and Inclusion: We believe having an inclusive culture and the expertise of diverse professionals across our business is critical to our success. Our commitment to inclusion, diversity, and equity is focused around the following three pillars:
•Workforce | Promoting a diverse workforce;
•Workplace | Maintaining an inclusive environment for all employees; and
•Marketplace | Sharing our efforts with external constituents to support greater cultural awareness and sensitivity in society.

In support of these pillars, we have made important progress over the past year on our commitment to create an environment where our employees are supported and differences are truly celebrated. We have successfully introduced six business resource groups (as part of our employee resource groups network) and our Advocate Alliance group to support employees and encourage allyship. Our business resource groups include BLAC (Black Leadership and Ally Council); PRIDE Alliance (i.e., LGBTQ+); GROW (Greater Resources and Opportunities for Women); RAICES (i.e., Latino/a/x and Hispanic contributions); AFVA (Armed Forces Veterans and Allies); and CAPIA (Community of Asians, Pacific Islanders, and Allies), and we are continuing to work on the introduction of other groups. Additionally, we have coordinated more than 8,500 hours of employee programming on education and understanding, hosted panels to reflect the unique experiences of underrepresented groups to increase employee awareness while encouraging empathy and allyship, and published regular content to celebrate our differences and increase understanding.

We approach diversity from the top-down, exemplified by our Board of Directors (the “Board”), where 4 of 12 directors are women and 2 of 12 directors are racially or ethnically diverse. Additionally, 46 percent of our executive and senior management team members are women, inclusive of 3 of 7 members of our Executive Leadership Team, demonstrating our belief that a diverse team with a variety of viewpoints is important and further contributes to a more effective decision-making process and overall greater success. Furthermore, approximately 30 percent of our employees are women and 25 percent of our employees are racially or ethnically diverse. We recognize we have work to do to ensure a more inclusive and diverse organization, which is why we are implementing changes to our recruiting, hiring, and retention programs to improve diversity at all levels within our Company. Beginning in 2022, all executive officers have 10 percent of their annual cash incentive awards based on the achievement of our environmental, social, and governance (“ESG”) objectives, which are focused on our inclusion, diversity, and equity efforts.

Further, we have partnered with the Akron Urban League, the Urban League of Greater Cleveland, the Equal Justice Initiative, the Human Rights Campaign, the NAACP Legal Defense and Educational Fund, the Asian Americans Advancing Justice, and the Toronto Chapter of Chinese Canadian National Council to further our commitment to this cause and have committed more than $600,000 to these partners as part of multi-year partnerships. These organizations advocate for inclusion, racial justice, and the advancement of underrepresented and vulnerable people. To ensure ongoing progress against our commitments, we are evaluating our success through several measures, including reviews of organization health assessments, evaluation of workforce composition and minority representation across all levels of the organization, and successful integration of key programming.

During 2022, due to our increased effort to support diversity and inclusion, our Corporate Equality Index (“CEI”) from the Human Rights Campaign was 95 out of 100 points, which increased from 80 and 55 points in 2021 and 2020, respectively. Specifically, we were able to increase the CEI index through enhancements to our transgender-inclusive health benefits, philanthropic contributions to and partnerships with LGBTQ+ organizations, pledging our support of the Human Rights Campaign’s Business Coalition for the Equality Act, enhancement of charitable giving guidelines to prohibit philanthropic support of organizations with an explicit policy of sexual orientation and gender identity discrimination, having a supplier diversity program that includes the outreach to LGBTQ+ owned businesses, and the establishment of the PRIDE Alliance business resource group.

Learning and Development: We strive to foster an environment of growth for our people and support our culture of continuous learning. We support and challenge our employees to increase their knowledge, skills, and capabilities through all phases of their career. Our Employee Development programs offer foundational instruction on Company culture and provide employees additional learning opportunities throughout their careers. This is reflected in annual reviews, which allows management and employees to partner and determine specific opportunities for growth within each role through important work, new experiences generated through a dynamic environment, regular feedback, and purposeful development opportunities. Building a career at our Company is fundamental to who we are and is evidenced by our Executive Leadership Team, where 6 of 7 members were promoted from within. For additional information, see Information about Executive Officers.

In addition, we are committed to providing the tools and resources our employees need to learn, develop, and grow with us, including virtual sessions. A suite of online training and education programs are available to our employees, ranging from role-specific training to education on soft skills and our Company culture. Through these tools and resources, in 2022, we have coordinated more than 20,000 hours of professional development training for our employees. Our best-in-class “Discovering the Art of Leadership” series, developed in collaboration with Case Western Reserve University, teaches our people managers how to effectively lead teams and develop employees. We dedicate time to developing and coaching our people managers to provide support to our employees holistically. This means promoting resonant leadership and the practice of emotional intelligence and mindfulness, so our people managers have the knowledge and tools to support the unique needs of each employee.

Compensation and Benefits: We believe compensating our employees at market competitive rates and with performance-based awards supports the overall well-being of our employees. Our Total Rewards program offers competitive, comprehensive benefits to meet the unique needs of each employee at each life stage, including insurance coverage options for domestic partners in addition to married couples. The rewards program also addresses the holistic needs of our employees by supporting their physical well-being, providing tools and resources to help them actively take responsibility, share in the cost, and make the best decisions regarding their personal well-being. These programs provide resources that respond to their changing needs throughout their careers, including access to our Child Development Center, flexible work schedules, tuition assistance, pet insurance, and expanded parental leave. Additionally, our approach to paid time off is competitive with our industry peers, which includes at least three weeks of paid time off (and increases based on an employee’s tenure), 12 paid Company holidays per calendar year, including a floating holiday, which can be used at the employees’ discretion to observe and celebrate occasions that align with their personal interests and beliefs, 12 weeks of parental leave, in addition to up to 12 weeks of short-term disability available to birth mothers, and pet bereavement leave. In 2022, we extended our Total Rewards benefits package to include advocacy resources to help LGBTQ+ employees navigate obstacles and identify LGBTQ+ knowledgeable providers. In addition, we broadened our family building benefits to support the desire for all aspiring parents to build their family through enhanced infertility benefits, including adoption and surrogacy reimbursement.

Community and Social Impact: Supporting the communities where we live and work has been a Company priority since our inception. Through our many partnerships, we are able to understand the needs and support required within our local communities and leverage these relationships to make the connections necessary to offer this critical assistance. With our partners, including the American Red Cross®, United Way®, Feeding America®, and Habitat for Humanity®, we have helped support disaster relief efforts with product and financial donations. We have supported the LeBron James Family Foundation and its work with the I PROMISE School, including helping supply the school’s on-site food pantry, donating funds to the school’s library, and the development of the I PROMISE School’s J. M. Smucker Hometown Hall. In addition to our work to support those in the communities where we live and work, we believe it is important that we help facilitate business success globally and are proud that our employees share in this belief. Through our relationship with Partners in Food Solutions and TechnoServe®, we have opened up skills-based employee volunteer opportunities to our workforce, allowing our people to share their talents and expertise with companies that work to help provide a secure and consistent food supply for families in Africa.

Our Company is fortunate to have the expertise and passion of talented employees who help us deliver high-quality products to our customers and consumers across North America. We are also fortunate to have employees who share our commitment to ensure that people, pets, and communities where we live and work have access to the support and essential resources they need. We believe it is important to celebrate their contributions, including recognizing organizations they are especially passionate about. One way we do this is through our Company Matching Gift Program, which gives employees the opportunity to donate to partner charities and have their donation matched by the Company, dollar-for-dollar, from a minimum of $5 up to a maximum of $2,500 per calendar year per employee. In addition, each year we offer employees the opportunity to nominate the organizations most important to them to be added to the program.

Information about our Executive Officers: The names, ages as of June 14, 2022, and current positions of our executive officers are listed below. All executive officers serve at the pleasure of the Board, with no fixed term of office.

Name	Age	Years with Company	Position	Served as an Officer Since
Richard K. Smucker	74	49	Executive Chairman (A)	1974
Mark T. Smucker	52	24	President and Chief Executive Officer (B)	2001
John P. Brase	54	2	Chief Operating Officer (C)	2020
Amy C. Held	48	9	Chief Strategy and International Officer (D)	2018
Jeannette L. Knudsen	52	19	Chief Legal and Compliance Officer and Secretary (E)	2009
Tucker H. Marshall	46	10	Chief Financial Officer (F)	2020
Jill R. Penrose	49	18	Chief People and Administrative Officer (G)	2014
Geoff E. Tanner	48	19	Chief Commercial and Marketing Officer (H)	2019

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
Item 1A.    Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described below should be carefully considered, together with the other information contained or incorporated by reference in this Annual Report on Form 10-K and our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Annual Report. Although the risks are organized and described separately, many of the risks are interrelated. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Our Business
The COVID-19 pandemic and related ongoing implications could negatively impact our business, financial condition, and results of operations.
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
•an increase in commodity and other input costs could result from market volatility, particularly with respect to protein meals, fats, corn products, and green coffee, the supply chain for which has been significantly disrupted by COVID-19;
•an impairment in the carrying value of goodwill, other intangible assets, or other long-lived assets, or a change in the useful life of finite-lived intangible assets could occur if there are sustained changes in consumer purchasing behaviors, government restrictions, financial results, or a deterioration of macroeconomic conditions;
•a decrease in demand for away from home establishments, resulting from government restrictions and social distancing measures, may adversely affect our away from home operations;
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
•a fluctuation in foreign currency exchange rates, interest rates, or inflation could result from market uncertainties;
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

These and other impacts of the COVID-19 pandemic could also heighten many of the other risk factors discussed in this section. Overall, the impact of COVID-19 remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; the federal, state, and local government actions taken in response; vaccination rates and effectiveness; the impact of vaccination requirements; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 impacts our business, supply chain, including labor availability and attrition, consolidated results of operations, financial condition, and liquidity.
Our proprietary brands, packaging designs, and manufacturing methods are essential to the value of our business, and the inability to protect our intellectual property could harm the value of our brands and adversely affect our sales and profitability.

The success of our business depends significantly on our brands, know-how, and other intellectual property. We rely on a combination of trademarks, service marks, trade secrets, patents, copyrights, licensing agreements, and similar rights to protect our intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to maintain and increase brand awareness and further develop our brands. If our efforts to protect our intellectual property are not adequate, if any third party misappropriates or infringes on our intellectual property, or if we are alleged to be misappropriating or infringing on the intellectual property rights of others, the value of our brands may be harmed, which could have a material adverse effect on our business. From time to time, we are engaged in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention.
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
We have elected to source certain raw materials, such as packaging for our Folgers coffee products, as well as our Jif peanut butter, and finished goods, such as K-Cup® pods, our Pup-Peroni dog snacks, and liquid coffee, from single sources of supply. While we believe that, except as set forth below, alternative sources of these raw materials and finished goods could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a single-source supplier would result in additional costs, could have a disruptive short-term effect on our business, and could adversely affect our results of operations.
Keurig is our single-source supplier for K-Cup® pods, which are used in its proprietary Keurig® K-Cup® brewing system. There are a limited number of manufacturers other than Keurig that are making pods that will work in such proprietary brewing system. In addition, JDE Peet’s N.V. (“JDE Peet’s”) is our single-source supplier for liquid coffee for our Away From Home business, and there are a limited number of manufacturers other than JDE Peet’s that are able to manufacture liquid coffee. If either Keurig or JDE Peet’s are unable to supply K-Cup® pods or liquid coffee, respectively, to us for any reason, it could be difficult to find an alternative supplier for such goods on commercially reasonable terms, which could have a material adverse effect on our results of operations.

Certain of our products are produced at single manufacturing sites.
We have consolidated our production capacity for certain products into single manufacturing sites, including substantially all of our coffee, Milk-Bone dog snacks, and fruit spreads. We could experience a production disruption at these or any of our manufacturing sites resulting in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, our business, financial condition, and results of operations could be adversely affected.
A significant interruption in the operation of any of our supply chain or distribution capabilities could have an adverse effect on our business, financial condition, and results of operations.
Our ability and the ability of our third-party suppliers and service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, fire, or water availability, whether caused by climate change or otherwise; work stoppage or labor shortages; or political instability, terrorism, armed hostilities (including the recent conflict between Russia and Ukraine), pandemic illness (such as COVID-19), government restrictions, or other causes could significantly impair our ability to operate our business. In particular, substantially all of our coffee production takes place in New Orleans, Louisiana, and is subject to risks associated with hurricane and other weather-related events, and some of our production facilities are located in places where tornadoes or wildfires can frequently occur, such as Alabama, Kansas, and California. In addition, we are actively monitoring COVID-19 and its impact on our supply chain and consolidated results of operations, which could be negatively impacted in a number of ways, as previously noted. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations.

In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama, dedicated to the production of Smucker’s Uncrustables frozen sandwiches. Construction of this facility began in the third quarter of 2022, with production expected to begin in calendar year 2025. Production of new manufacturing facilities and distribution centers could cause delays and increased costs, such as shortages of materials or skilled labor, unforeseen construction, scheduling, engineering, or environmental problems, impacts of adverse weather, and unanticipated cost increases. In addition, any construction delays may impact the future demand for Smucker’s Uncrustables frozen sandwiches. If we are unable to complete the construction of the McCalla facility within the anticipated timeframe and within our cost estimates, our financial condition and results of operations could be adversely affected.
Our business could be harmed by strikes or work stoppages.
As of April 30, 2022, 26 percent of our full-time employees, located at eight manufacturing locations, are covered by collective bargaining agreements. These contracts vary in term depending on location, with two contracts expiring in 2023, representing 9 percent of our total employees. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.
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

During 2022, we experienced an increasingly competitive labor market, increased employee turnover, changes in the availability of our workers, including COVID-19-related absences, and labor shortages in our supply chain. These challenges have resulted in, and could continue to result in, increased costs and could impact our ability to meet consumer demand, each of which may adversely affect our business and financial results.
Our operations are subject to the general risks associated with acquisitions, divestitures, and restructurings.
Our stated strategic vision is to own and market a portfolio of food and beverage brands that combines number one and leading brands with emerging, on-trend brands to drive balanced, long-term growth, primarily in North America. We have historically made strategic acquisitions of brands and businesses, and intend to do so in the future in support of this strategy. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, including the effective management of integration and related restructuring costs, we could fail to achieve the anticipated synergies and cost savings, or the expected increases in revenues and operating results, either of which could have a material adverse effect on our financial results.
In addition, we have made strategic divestitures of brands and businesses, including the sale of the natural beverage and grains, private label dry pet food, Crisco, and Natural Balance businesses, and we may do so in the future. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs and transition services, our business and financial results could be negatively impacted. Divestitures and related restructuring costs, such as the restructuring plan entered into in 2021 and expanded in 2022, require a significant amount of management and operational resources. These additional demands could divert management’s attention from core business operations, potentially adversely impacting existing business relationships and employee morale, resulting in negative impacts on our financial performance.
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
The food industry is subject to risks posed by food spoilage and contamination, product tampering, mislabeling, food allergens, adulteration of food products resulting in product recall, and consumer product liability claims. Our operations could be impacted by both genuine and fictitious claims regarding our products as well as our competitors’ products. In the event of product contamination, tampering, or mislabeling, we may need to recall some of our products. A widespread product recall could result in significant loss due to the cost of conducting a product recall, including destruction of inventory and the loss of sales resulting from the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or a product liability judgment, involving either us or our competitors, could also result in a loss of consumer confidence in our food products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.
Subsequent to April 30, 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky, facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility. No other products produced at our other facilities were affected by this recall. As a result, and in accordance with U.S. GAAP, we recorded reserves of $52.3 in our consolidated financial statements as of April 30, 2022, within our U.S. Retail Consumer Foods segment, which was inclusive of unsaleable inventory as of April 30, 2022, as well as estimated customer returns and consumer refunds related to net sales in 2022. We anticipate these costs will be recovered by insurance, and as a result, an insurance receivable of $49.8, net of the deductible, was also recorded as of April 30, 2022.

On June 10, 2022, we announced our plans to resume manufacturing Jif peanut butter products at our Lexington facility. Further, our Memphis, Tennessee, facility was not affected by the recall and has continued to manufacture Jif peanut butter products. However, we temporarily paused shipments from the Memphis facility to eliminate confusion while customers cleared their shelves of potentially impacted products manufactured at the Lexington facility. We will resume shipping from both the Lexington and Memphis facilities and are partnering with retailers to restock Jif peanut butter products as soon as possible. Based on progress to date, we believe this matter will be substantially resolved during the first quarter of 2023. Based on our best estimates, we anticipate an unfavorable pre-tax impact of approximately $125.0 in 2023, net of the remaining anticipated insurance recoveries, primarily related to the estimated impact of manufacturing downtime, customer returns and penalties, and unsaleable inventory, as well as other recall related costs. The recall will primarily impact our U.S. Retail Consumer Foods segment. Our ultimate loss from the Jif peanut butter recall could differ materially from these estimates, primarily dependent upon the magnitude of lost sales resulting from the unavailability of products for a longer period of time than anticipated, as well as any resulting adverse consumer reaction, including the loss of perceived value and any shift in consumer preferences.
Changes in our relationships with significant customers, including the loss of our largest customer, could adversely affect our results of operations.
Sales to Walmart Inc. and subsidiaries amounted to 34 percent of net sales in 2022. These sales are primarily included in our U.S. retail market segments. Trade receivables – net at April 30, 2022, included amounts due from Walmart Inc. and subsidiaries of $179.9 million, or 34 percent of the total trade receivables – net balance. During 2022, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers as the retail environment continues to consolidate. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales and profitability. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.

We operate in the competitive food industry and continued demand for our products may be affected by our failure to effectively compete or by changes in consumer preferences.
We face competition across our product lines from other food companies with the primary methods and factors in competition being product quality, price, packaging, product innovation, nutritional value, convenience, customer service, advertising, and promotion. Continued success is dependent on product innovation, the ability to secure and maintain adequate retail shelf space and to compete in new and growing channels, and effective and sufficient trade merchandising, advertising, and marketing programs. In particular, technology-based systems, which give consumers the ability to shop through e-commerce websites and mobile commerce applications, are also significantly altering the retail landscape in many of our markets. We are committed to serving customers and consumers in e-commerce, transforming our manufacturing, commercial, and corporate operations through digital technologies, and enhancing our data analytics capabilities to develop new commercial insights. However, if we are unable to effectively compete in the expanding e-commerce market, adequately leverage technology to improve operating efficiencies, or develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.
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
We may not be able to pass some or all of any increases in the price of raw materials, energy, and other input costs to our customers by raising prices. To the extent competitors do not also increase their prices, customers and consumers may choose to purchase competing products, including private label or other lower-priced offerings, which may adversely affect our results of operations.
Consumers may be less willing or able to pay a price differential for our branded products and may increasingly purchase lower-priced offerings or may forego some purchases altogether, especially during economic downturns or instances of increased inflationary pressures. Retailers may also increase levels of promotional activity for lower-priced offerings as they seek to maintain sales volumes during times of economic uncertainty. Accordingly, sales volumes of our branded products could be reduced or lead to a shift in sales mix toward our lower-margin offerings. As a result, decreased demand for our products may adversely affect our results of operations.
Our ability to competitively serve customers depends on the availability of reliable transportation. Increases in logistics and other transportation-related costs could adversely impact our results of operations.
Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation, including ships, trucks, and railcars, to bring our products to market. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, labor shortages in the transportation industry, service failures by third-party service providers, accidents, natural disasters, inflation, or a pandemic illness (such as the COVID-19 pandemic), which may impact the transportation infrastructure or demand for transportation services, could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our business, financial condition, and results of operations.
We must leverage our brand value to compete against private label products.
In nearly all of our product categories, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty or inflation. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer private label products, which are typically sold at lower prices, then we could lose category share or sales volumes or shift our product mix to lower margin offerings, which could have a material effect on our business and consolidated financial position and on the consolidated results of our operations and profitability.
Financial Risks
Our results may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.
We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, protein meals, oils and fats, grains, sweeteners, and fruit. In addition, we and our business partners utilize significant quantities of plastic, glass, metal cans, caps, carton board, and corrugate to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural-based products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, adverse weather conditions, natural disasters, water supply, pandemic illness (such as the COVID-19 pandemic), foreign currency fluctuations, investor speculation, trade agreements, political instability, armed hostilities (including the recent conflict between Russia and Ukraine), consumer demand, general economic conditions (such as inflationary pressures), and changes in governmental agricultural programs. In particular, the supply chain for protein meals, fats, corn products, and green coffee has been significantly disrupted by the COVID-19 pandemic, and therefore, the price for these commodities has increased and may continue to increase due to such disruptions. Furthermore, the price of grains and oils and fat-based products has been impacted by the recent conflict between Russia and Ukraine.
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
During 2022, we experienced materially higher commodity and supply chain costs, including transportation, packaging, manufacturing, and ingredient costs, due to inflationary pressures. We expect the pressures of cost inflation to continue into 2023. Although we take measures to mitigate inflation through the use of derivatives and pricing actions, if these measures are not effective, our financial condition, results of operations, and cash flows could be materially adversely affected.

We expect the green coffee commodity markets to continue to be challenging due to the significant ongoing price volatility. For example, during 2022, we experienced drought and frost impacts, which substantially reduced green coffee production in Brazil. Due to the significance of green coffee to our coffee business, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, significant increases or decreases in the cost of green coffee could have an adverse impact on our profitability, as compared to that of our competitors. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse effect on our business, financial condition, and results of operations.

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
Our fixed- and variable-rate debt use the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing interest rates, and we enter into interest rate swaps from time to time that contain a variable element based on LIBOR. The Financial Conduct Authority in the United Kingdom no longer requires banks to submit LIBOR. Since LIBOR ceases to be available, we may need to amend affected agreements, and we cannot predict what alternative index will be negotiated with our counterparties. Although we do not anticipate a significant impact to our financial position as a result of this transition given our current mix of fixed- and variable-rate debt, our interest expense could increase, and our available cash flow for general corporate requirements may be adversely affected.
Our substantial debt obligations could restrict our operations and financial condition. Additionally, our ability to generate cash to make payments on our indebtedness depends on many factors beyond our control.
As of April 30, 2022, we had $4.5 billion of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:
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
A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At April 30, 2022, the carrying value of goodwill and other intangible assets totaled $11.7 billion, compared to total assets of $16.1 billion and total shareholders’ equity of $8.1 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
As of April 30, 2022, goodwill and indefinite-lived intangible assets totaled $6.0 billion and $2.6 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $2.4 billion and $1.1 billion, respectively, within the U.S. Retail Pet Foods segment, and $2.1 billion and $1.2 billion, respectively, within the U.S. Retail Coffee segment, which represent approximately 80 percent of the total goodwill and indefinite-lived intangible assets as of April 30, 2022. Furthermore, the goodwill within the U.S. Retail Pet Foods segment remains susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is primarily attributable to the recognition of these assets at fair value resulting from impairment charges in recent years. To date, we have recognized $465.0 of impairment charges related to the goodwill and indefinite-lived intangible assets acquired as part of the Big Heart Pet Brands (“Big Heart”) acquisition in 2015, primarily as a result of reductions in our long-term net sales and profitability projections. Furthermore, during 2022, we recognized an impairment charge of $150.4 related to the Rachael Ray Nutrish brand that was acquired as part of the acquisition of Ainsworth Pet Nutrition LLC (“Ainsworth”) in 2019, primarily driven by the re-positioning of this brand within the Pet Foods brand portfolio, which led to a decline in the current and long-term net sales expectations and the royalty rate used in the valuation analysis. We reassessed the long-term strategic expectations for the Rachael Ray Nutrish brand and reclassified this brand as a finite-lived intangible asset on January 31, 2022. For additional information, refer to Note 6: Goodwill and Other Intangible Assets.
We do not believe that the Pet Foods reporting unit or any of the indefinite-lived assets within the U.S. Retail Pet Foods segment are more likely than not impaired as of April 30, 2022. However, further changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, an adverse change to macroeconomic conditions, or a change to other assumptions could result in additional impairment losses in the future, which could be significant. As of April 30, 2022, the estimated fair value was substantially in excess of the carrying value for the remaining reporting units and material indefinite-lived intangible assets, and in all such instances, the estimated fair value exceeded the carrying value by greater than 10 percent.

Furthermore, we continue to evaluate the potential impact of COVID-19 on the fair value of our goodwill and indefinite-lived intangible assets. While we concluded there were no indicators of impairment as of April 30, 2022, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment.

We work with our suppliers to extend our payment terms, which are then supplemented by a third-party administrator to assist in effectively managing our working capital. If the extension of payment terms is reversed or the financial institution terminates its participation in the program, our ability to maintain acceptable levels of working capital may be adversely affected.

As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. During 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2022 and 2021, $314.3 and $304.2 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers.

If the financial institution terminates its participation in our supplier financing program and we are unable to modify related consumer payment terms or payment terms are shortened as a result of supplier negotiations, working capital could be adversely affected. In addition, due to terminations or negotiations, we may be unable to secure alternative programs and may have to utilize various financing arrangements for short-term liquidity or increase our long-term debt.
Risks Related to Regulation and Litigation
We could be subject to adverse publicity or claims from consumers.
Certain of our products contain ingredients which are the subject of public scrutiny, including the suggestion that consumption may have adverse health effects. Although we strive to respond to consumer preferences and social expectations, we may not be successful in these efforts. An unfavorable report on the effects of ingredients present in our products, product recalls, such as the Jif peanut butter product recall, or negative publicity or litigation could influence consumer preferences, significantly reduce the demand for our products, and adversely affect our profitability.
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

We are subject to income and other taxes, primarily in the U.S. and Canada, based upon the jurisdictions in which our sales and profits are determined to be earned and taxed. Federal, state, and foreign statutory income tax rates and taxing regimes have been subject to significant change and continue to evolve. Our interpretation of current tax laws and their applicability to our business, as well as any changes to existing laws, can significantly impact our effective income tax rate and deferred tax balances. In particular, recent proposals brought forth by the U.S. presidential administration include increases to federal income tax rates that, if enacted, could have a material impact to our financial results. We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service (“IRS”) and other taxing authorities with respect to taxes within and outside of the U.S. Although we believe our tax estimates are reasonable, the final outcome of tax controversies could result in material incremental tax liabilities, including interest and penalties. Our effective income tax rate is also influenced by the geography, timing, nature, and magnitude of transactions, such as acquisitions and divestitures, restructuring activities, and impairment charges. Further, in November 2021, the Infrastructure Investment and Jobs Act reinstated and expanded the federal Superfund chemical excises tax, which will be in place July 1, 2022, through December 31, 2031, and could materially increase our costs and impact margins.
Our operations are subject to various regulations and laws, in addition to tax laws, administered by federal, state, and local government agencies in the U.S., including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Department of Agriculture, Commerce, and Labor, state regulatory agencies, and other agencies, as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, packaging, labeling, distribution, and sale of food products are each subject to governmental regulation that is increasingly extensive, encompassing such matters as ingredients (including whether a product contains bioengineered ingredients), packaging, pricing, advertising, relations with distributors and retailers, health, safety, data privacy, and the environment. Additionally, we are routinely subject to new or modified securities regulations, other laws and regulations, and accounting and reporting standards.
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
We regularly move data across national and state borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the U.S. and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations because they are continuously evolving and developing and may be interpreted and applied differently from country to country and state to state and may create inconsistent or conflicting requirements.
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
Risks associated with climate change and other environmental impacts or legal, regulatory, or market measures to address climate change may negatively affect our business and operations.

As set forth in the Intergovernmental Panel on Climate Change Sixth Assessment Report, global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which have contributed to and are expected to continue contributing to significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, peanuts, protein meals, oils and fats, grains, sweeteners, and fruit. We may also be subjected to decreased availability or less favorable pricing for water or energy as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain, which could increase our insurance or other operating costs or require us to make additional, unplanned capital expenditures. Specifically, in 2022, Hurricane Ida caused our coffee manufacturing facilities in New Orleans, Louisiana, to be temporarily shut down, and in 2021, unforeseen weather events in Texas, Oklahoma, and Kansas temporarily shut down our pet manufacturing facilities in Kansas. Although we consider these to be uncommon events and we were able to effectively minimize any disruptions through our business continuity planning efforts, extreme weather could disrupt our production in the future, adversely affecting our ability to meet customer deadlines and supply demands.

Additionally, there is an increased focus by foreign, federal, state, and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability, including single-use plastics. Increased energy or compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment could be costly and may cause disruptions in, or an increase in the costs associated with, our manufacturing and distribution facilities, as well as increase supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations, strategy, and reporting, which will likely require substantial time, attention, and costs.

Finally, we might fail to effectively address increased attention from the media, shareholders, activists, and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional regulatory requirements regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. In addition, from time to time we establish and publicly announce goals and commitments, including goals to reduce our impact on the environment. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory requirements and the availability of suppliers that can meet our sustainability and other standards. If we fail to achieve, are perceived to have failed, or are delayed in achieving these goals and commitments, it could negatively affect consumer preference for our products or investor confidence in our stock, as well as expose us to government enforcement actions and private litigation.

The effects and costs of climate change and legal, regulatory, or market initiatives to address climate change could have a negative impact on our business, financial condition, and results of operations.
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
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information, and the importance of such networks and systems has increased due to many of our employees working remotely as a result of the COVID-19 pandemic. In particular, we depend on our information technology infrastructure to effectively manage our business data, supply chain, logistics, finance, and other business processes and for digital marketing activities and electronic communications between Company personnel and our customers and suppliers. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, or we do not effectively implement system upgrades, our business or financial results could be negatively impacted. We are regularly the target of attempted cyber and other security threats. Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, phishing attacks, malware, ransomware, social engineering, password theft, physical breaches, and other events that could have a security impact. We invest in industry standard security technology to protect our data and business processes against the risk of data security breaches and cyber-based attacks. We believe our security technology tools and processes provide adequate measures of protection against security breaches and in reducing cybersecurity risks. Nevertheless, despite continued vigilance in these areas, security breaches or system failures of our infrastructure, whether due to attacks by hackers, employee error, or other causes, can create system disruptions, shutdowns, transaction errors, or unauthorized disclosure of confidential information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, the cost to remediate any damages to our information technology systems suffered as a result of a cyber-based attack could be significant.
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

The conflict between Russia and Ukraine and the related disruptions to the global economy could adversely affect our business, financial condition, or results of operations.

The global economy has been negatively impacted by the recent conflict between Russia and Ukraine. Governments in the United States, United Kingdom, and European Union have imposed sanctions on certain products, industry sectors, and parties in Russia. Although we do not have any operations in Russia or Ukraine, we have experienced and may continue to experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the conflict on the global economy. If the conflict continues for an extended period of time, it could result in cyberattacks, supply chain disruptions, lower consumer demand, changes in foreign exchange rates, and other impacts, which may adversely affect our business, financial condition, or results of operations.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.     Properties.
The table below lists all of our manufacturing and processing facilities at April 30, 2022. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that the capacity at our existing facilities will be sufficient to sustain current operations and the anticipated near-term growth of our businesses.
We own all of the properties listed below, except as noted. Additionally, our principal distribution centers in the U.S. include one that we own and six that we lease. We also lease our principal distribution center in Canada. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We lease seven sales and administrative offices in the U.S. and one in Canada. Our corporate headquarters is located in Orrville, Ohio, and our Canadian headquarters is located in Markham, Ontario.

Locations	Products Produced/Processed/Stored	Primary Reportable Segment
Bloomsburg, Pennsylvania	Wet dog and cat food and dry dog and cat food	U.S. Retail Pet Foods
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Decatur, Alabama	Dry dog and cat food	U.S. Retail Pet Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Lawrence, Kansas	Dry dog food	U.S. Retail Pet Foods
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Longmont, Colorado	Frozen sandwiches	U.S. Retail Consumer Foods
McCalla, Alabama (A)	Frozen sandwiches	U.S. Retail Consumer Foods
Meadville, Pennsylvania	Dry dog and cat food	U.S. Retail Pet Foods
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Consumer Foods
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (four facilities) (B)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Ripon, Wisconsin (C)	Fruit spreads, toppings, syrups, and condiments	U.S. Retail Consumer Foods
Scottsville, Kentucky	Frozen sandwiches	U.S. Retail Consumer Foods
Seattle, Washington (B)	Nut mix products	U.S. Retail Consumer Foods
Sherbrooke, Quebec	Canned milk	Other (E)
Suffolk, Virginia (D)	Liquid coffee	Other (E)
Topeka, Kansas	Dry dog and cat food and dog and cat snacks	U.S. Retail Pet Foods
(A)Our new facility in McCalla will help meet growing demand for Smucker’s Uncrustables frozen sandwiches and will complement our existing facilities in Longmont and Scottsville. Production is expected to begin at the McCalla facility during calendar year 2025.
(B)We lease our coffee silo facility in New Orleans and our facilities in Seattle.
(C)We plan to close our Ripon, Wisconsin, production facility by the end of calendar year 2022, as previously announced.
(D)The Suffolk liquid coffee plant stopped production at the end of calendar year 2021 and is expected to close in early 2023.
(E)Represents the combined International and Away From Home operating segments.
Item 3.    Legal Proceedings.
The information required for this Item is incorporated herein by reference to Note 15: Contingencies in Part II, Item 8 in this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are listed on the New York Stock Exchange – ticker symbol SJM. There were 382,938 shareholders of record as of June 9, 2022, of which 32,914 were registered holders of common shares.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the fourth quarter of 2022, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2022 - February 28, 2022	1,291	$135.32	—	7,811,472
March 1, 2022 - March 31, 2022	2,000,000	131.23	2,000,000	5,811,472
April 1, 2022 - April 30, 2022	408	137.33	—	5,811,472
Total	2,001,699	$131.23	2,000,000	5,811,472
(a)    Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(c)    During the fourth quarter of 2022, we repurchased 2.0 million common shares under our repurchase program, as discussed in Note 16: Common Shares in Part II, Item 8 in this Annual Report on Form 10-K.
(d)    As of April 30, 2022, there were approximately 5.8 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Comparison of Cumulative Total Return: The following graph compares the cumulative total shareholder return for the five years ended April 30, 2022, for our common shares, the Standard & Poor’s (“S&P”) Packaged Foods & Meats Index, and the S&P 500 Index. These figures assume all dividends are reinvested when received and are based on $100.00 invested in our common shares and the referenced index funds on April 30, 2017.

	April 30,
	2017	2018	2019	2020	2021	2022
The J. M. Smucker Company	$100.00	$92.44	$102.41	$98.99	$116.39	$125.28
S&P Packaged Foods & Meats	100.00	85.68	94.66	99.48	116.98	131.64
S&P 500	100.00	113.27	128.55	129.66	189.28	189.68
Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 6.     [Reserved]
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide an understanding of our results of operations, financial condition, and cash flows by focusing on changes in certain key measures from year-to-year, and should be read in conjunction with our consolidated financial statements and the accompanying notes presented in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Company Background
Each generation of consumers leaves their mark on culture by establishing new expectations for food and the companies that make it. At the J. M. Smucker Company, it is our privilege to be at the heart of this dynamic with a diverse portfolio that appeals to each generation of people and pets and is found in nearly 90 percent of U.S. homes and countless restaurants, including iconic brands consumers have always loved such as Folgers, Jif, and Milk-Bone and new favorites like Café Bustelo, Smucker’s Uncrustables, and Rachael Ray Nutrish. By continuing to immerse ourselves in consumer preferences and acting responsibly, we will continue growing our business and the positive impact we have on society.
We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. The U.S. retail market segments in total comprised 87 percent of net sales in 2022 and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. In the U.S. retail market segments, our products are primarily sold to food retailers, club stores, discount and dollar stores, online retailers, pet specialty stores, natural foods stores and distributors, drug stores, military commissaries, and mass merchandisers. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
Strategic Overview
We remain rooted in our Basic Beliefs of Quality, People, Ethics, Growth, and Independence established by our founder and namesake, Jerome Smucker, more than a century ago. Today, these Basic Beliefs are the core of our unique corporate culture and serve as a foundation for decision-making and actions. We have been led by five generations of family leadership, having had only six chief executive officers in 125 years. This continuity of management and thought extends to the broader leadership team that embodies the values and embraces the business practices that have contributed to our consistent growth.

Our strategic vision is to engage, delight, and inspire consumers by building brands they love and leading in growing categories. This vision is our long-term direction that guides business priorities and aligns our organization. We will continue to drive balanced, long-term growth by advancing on the following executional priorities:

•Drive Commercial Excellence | Deliver best-in-class go-to-market execution and commercial delivery;
•Streamline our Cost Infrastructure | Focus on profitability and cost discipline;
•Reshape our Portfolio | Optimize our portfolio to meet the evolving needs of consumers; and
•Unleash our Organization to Win | Inspire, enable, and empower our employees while improving diversity at every level.

Our strategic growth objectives include net sales increasing by a low-single digit percentage and operating income excluding non-GAAP adjustments (“adjusted operating income”) increasing by a mid-single digit percentage on average over the long-term. Related to income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”), our strategic growth objective is to increase by a high-single digit percentage over the long-term. We expect organic growth, including new products, to drive much of our top-line growth, while the contribution from acquisitions will vary from year to year. Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, certain divestiture, acquisition, integration, and restructuring costs (“special project costs”), gains and losses on divestitures, the net change in cumulative unallocated gains and losses on commodity and foreign currency exchange derivative activities (“change in net cumulative unallocated derivative gains and losses”), and other one-time items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Due to the unknown and potentially prolonged impact of COVID-19, as well as the challenged supply network and increased labor shortages, we may experience difficulties or be delayed in achieving our long-term strategies; however, we continue to evaluate the effects on our long-term growth objectives.
Over the past five years, net sales and adjusted earnings per share increased at a compound annual growth rate of 2 percent and 3 percent, respectively, while adjusted operating income decreased at a rate of 1 percent. These changes were primarily driven by increased at-home consumption for the U.S. Retail Coffee and U.S. Retail Consumer Foods segments and the Ainsworth acquisition in 2019, partially offset by the reduction in net sales from the divestitures of the private label dry pet food and natural beverage and grains businesses in 2022, Crisco and Natural Balance businesses in 2021, and the U.S. baking business in 2019. Net cash provided by operating activities has increased at a compound annual growth rate of 1 percent over the past five years. Our cash deployment strategy is to balance reinvesting in our business through acquisitions and capital expenditures with returning cash to our shareholders through the payment of dividends and share repurchases. Our deployment strategy also includes a significant focus on debt repayment.

Divestitures
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California, and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 and $143.4 in 2022 and 2021, respectively, primarily included in the U.S. Retail Consumer Foods segment. Net proceeds from the divestiture were $97.1, which were inclusive of a preliminary working capital adjustment and cash transaction costs, and will be finalized during the first quarter of 2023. Upon completion of this transaction, we recognized a pre-tax gain of $26.7 during 2022, which was included in other operating expense (income) – net within the Statement of Consolidated Income.
On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods. The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3 and $94.0 in 2022 and 2021, respectively, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, which were net of cash transaction costs. Upon completion of this transaction, we recognized a pre-tax loss of $17.1 during 2022, which was included in other operating expense (income) – net within the Statement of Consolidated Income.
On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus. The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7 in 2021, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $33.8, which were net of cash transaction costs and included a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax loss of $89.5 during 2021, which was included in other operating expense (income) – net within the Statement of Consolidated Income.

On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods. The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. Under our ownership, the business generated net sales of $198.9 in 2021, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $530.2, which were net of cash transaction costs and included a working capital adjustment. Upon completion of the transaction, we recognized a pre-tax gain of $114.8 during 2021, which was included in other operating expense (income) – net within the Statement of Consolidated Income.

COVID-19
The spread of COVID-19 throughout the United States and the international community has had, and will continue to have, an impact on financial markets, economic conditions, and portions of our business and industry.
During calendar year 2021, state governments reopened their economies, while adhering to new guidelines and enhanced safety measures, such as social distancing, face mask protocols, and vaccination requirements. However, there was a significant number of U.S. cases in late calendar year 2021 and early calendar year 2022, and as a result, consumers stayed at home more frequently as a precaution, causing the demand related to at-home food consumption to remain elevated, though the impact is of a lesser extent as compared to the prior year. While we continue to benefit from elevated consumption, the supply chain network remains challenged due to the increased demand and supply pressures, as well as COVID-19 cases and increasing labor shortages, which continue to negatively impact our business and overall industry. We anticipate this consumer behavior and at-home food consumption may continue, to some extent, through calendar year 2022, dependent on government guidance regarding risk mitigation measures, vaccination rates and effectiveness, and the impact of additional COVID-19 variants.
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
Furthermore, we have reopened our corporate headquarters in Orrville, Ohio, with appropriate safety protocols, and as a result, occupancy levels have gradually increased during 2022 while our office-based employees transition to a hybrid work schedule. We continue to monitor the latest public health and government guidance related to COVID-19 and will adjust our approach and safety protocols, as needed. We have crisis management teams at all our facilities, which continue to monitor their respective locations and implement additional risk mitigation actions, as necessary. All our production operations remain open, and none have experienced significant disruptions or labor reductions related to COVID-19.

During 2022, we experienced increased disruption in our supply chain network, including the supply of certain ingredients, packaging, and other sourced materials, which has resulted in higher than expected inflation, including escalating transportation and other supply chain costs. We expect that these inflationary cost increases will continue, but we expect they will be partially mitigated by pricing actions implemented in 2022 and those that we plan to implement in 2023. It is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world, including the impact of e-commerce pressures on freight charges and potential shipping delays due to supply and demand imbalances, as well as labor shortages. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety and business continuity, and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during this period of high demand. However, to the extent that high demand levels or the current supply chain environment continues to disrupt order fulfillment, we may experience volume loss and elevated penalties.
During 2022, customer order levels remain elevated, primarily across our U.S. Retail Consumer Foods and U.S. Retail Coffee segments, in response to the increased consumer demand for our products related to the elevated at-home consumption. Further, as states have reopened their economies during 2022, our net sales for the away from home channels have continued to improve compared to the initial months of the pandemic. This trend could moderate during the remainder of calendar year 2022 if cases rise and governments impose additional safety measures that further impact away from home consumption, which is partially dependent upon vaccination rates and effectiveness, as well as the impact of additional COVID-19 variants. Overall, the impact of COVID-19 remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; the federal, state, and local government actions taken in response; vaccination rates and effectiveness; the impact of vaccination requirements; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, supply chain, including labor availability and attrition, consolidated results of operations, financial condition, and liquidity.

Results of Operations
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended April 30, 2022 and 2021. For the comparisons of the years ended April 30, 2021 and 2020, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Annual Report on Form 10-K.

	Year Ended April 30,
	2022	2021	% Increase (Decrease)
Net sales	$7,998.9	$8,002.7	—%
Gross profit	$2,700.7	$3,138.7	(14)
% of net sales	33.8%	39.2%
Operating income	$1,023.8	$1,386.8	(26)
% of net sales	12.8%	17.3%
Net income:
Net income	$631.7	$876.3	(28)
Net income per common share – assuming dilution	$5.83	$7.79	(25)
Adjusted gross profit (A)	$2,744.6	$3,048.5	(10)
% of net sales	34.3%	38.1%
Adjusted operating income (A)	$1,440.1	$1,528.8	(6)
% of net sales	18.0%	19.1%
Adjusted income: (A)
Income	$962.2	$1,025.0	(6)
Earnings per share – assuming dilution	$8.88	$9.12	(3)
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable generally accepted accounting principles (“GAAP”) financial measure.

Net Sales

	Year Ended April 30,
	2022	2021	Increase (Decrease)	%
Net sales	$7,998.9	$8,002.7	$(3.8)	—%
Crisco divestiture	—	(198.9)	198.9	2
Natural Balance divestiture	—	(156.7)	156.7	2
Private label dry pet food divestiture	—	(40.7)	40.7	1
Natural beverage and grains divestiture	—	(35.5)	35.5	—
Foreign currency exchange	(17.1)	—	(17.1)	—
Net sales excluding divestitures and foreign currency exchange (A)	$7,981.8	$7,570.9	$410.9	5%
Amounts may not add due to rounding.
(A)Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales in 2022 was comparable to the prior year, which includes $431.8 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $410.9, or 5 percent, which was primarily due to higher net price realization across each of our U.S. Retail segments and for International and Away From Home, reflecting list price increases during 2022.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Year Ended April 30,
	2022	2021
Gross profit	33.8%	39.2%
Selling, distribution, and administrative expenses:
Marketing	3.5%	3.9%
Advertising	2.2	2.8
Selling	2.8	3.0
Distribution	3.6	3.4
General and administrative	5.0	5.9
Total selling, distribution, and administrative expenses	17.0%	19.0%
Amortization	2.8	2.9
Other intangible assets impairment charges	1.9	—
Other special project costs	0.1	0.3
Other operating expense (income) – net	(0.8)	(0.4)
Operating income	12.8%	17.3%
Amounts may not add due to rounding.

Gross profit decreased $438.0, or 14 percent, in 2022, reflecting higher costs, primarily driven by increased commodity and ingredient, transportation, packaging, and manufacturing costs, the noncomparable impact related to divestitures, the unfavorable impact of unsaleable inventory and estimated customer returns related to the Jif peanut butter recall, and unfavorable volume/mix, partially offset by higher net pricing.

Operating income decreased $363.0, or 26 percent, primarily reflecting the decrease in gross profit and a $150.4 intangible asset impairment charge in 2022 related to the Rachael Ray Nutrish brand, partially offset by a $162.8 decrease in selling, distribution, and administrative (“SD&A”) expenses, primarily driven by lower marketing spend and incentive compensation expense. Further offsetting the decrease in operating income is a $36.7 increase in net other operating income, primarily reflecting an anticipated insurance recovery of $49.8, net of the deductible, related to the Jif peanut butter recall that mostly offsets the unfavorable impact of unsaleable inventory, estimated customer returns, and consumer refunds, as discussed in Note 15: Contingencies.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other one-time items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $303.9, or 10 percent, in 2022, reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses and special project costs, as compared to GAAP gross profit. Adjusted operating income decreased $88.7, or 6 percent, as compared to the prior year, further reflecting the exclusion of the impairment charge and net pre-tax gain on divestitures.

Interest Expense
Net interest expense decreased $16.2, or 9 percent, in 2022, primarily as a result of reduced debt outstanding as compared to the prior year. For additional information, see “Capital Resources” in this discussion and analysis.
Income Taxes
Income taxes decreased $83.5, or 28 percent, in 2022, as compared to the prior year. The effective income tax rate of 25.1 percent for 2022 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes, including an unfavorable one-time deferred tax impact of an internal legal entity simplification in the third quarter of 2022 to support multiple work locations for office-based employees and our continued strategic activities. The effective income tax rate of 25.2 percent for 2021 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes, as well as additional net income tax expense related to the divestitures of the Crisco and Natural Balance businesses. We anticipate a full-year effective income tax rate for 2023 to be approximately 24.2 percent. For additional information, refer to Note 13: Income Taxes.

Restructuring Activities
A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape. This is inclusive of certain restructuring costs associated with the divestitures of the Crisco, Natural Balance, private label dry pet food, and natural beverage and grains businesses. For additional information related to the divestitures, see Note 3: Divestitures.

During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, facility as a result of a new strategic partnership for the production of our liquid coffee products. During 2022, we completed the transition of production to JDE Peet’s, as anticipated. Furthermore, the restructuring program was expanded during the third quarter of 2022 to include certain costs associated with the recent divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the recently announced plans to close our Ripon, Wisconsin, production facility by the end of calendar year 2022 to further optimize operations for our Consumer Foods business. We expect to incur costs of approximately $70.0 associated with the restructuring activities planned to date. More than half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, while the remainder represents employee-related costs. We anticipate the planned activities associated with this restructuring program will be completed by the end of 2023, with the majority of the costs expected to be incurred in the first half of 2023. We have incurred total cumulative restructuring costs of $52.6, of which $28.5 and $24.1 were incurred during 2022 and 2021, respectively. For further information, refer to Note 2: Integration and Restructuring Costs.
Commodities Overview
The raw materials we use in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The most significant of these materials, based on 2022 annual spend, are green coffee, peanuts, protein meals, grains, and plastic containers. Green coffee, corn, certain meals, oils, and grains are traded on active regulated exchanges, and the price of these commodities fluctuates based on market conditions. Derivative instruments, including futures and options, are used to minimize the impact of price volatility for these commodities.

We source green coffee from more than 20 coffee-producing countries. Its price is subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries.

We source peanuts, protein meals, and oils and fats mainly from North America. We are one of the largest procurers of peanuts in the U.S. and frequently enter into long-term purchase contracts for various periods of time to mitigate the risk of a shortage of this commodity. The oils we purchase are mainly peanut and soybean. The price of peanuts, protein meals, and oils are driven primarily by weather, which impacts crop sizes and yield, as well as global demand, especially from large importing countries such as China and India. In particular, the supply chain for protein meals, fats, corn products, and green coffee has been significantly disrupted by the COVID-19 pandemic, and therefore, the price for these commodities has increased and may continue to increase due to such disruptions. Furthermore, the price of grains and oils and fat-based products has been impacted by the recent conflict between Russia and Ukraine.

We frequently enter into long-term contracts to purchase plastic containers, which are sourced mainly from within the U.S. Plastic resin is made from petrochemical feedstock and natural gas feedstock, and the price can be influenced by feedstock, energy, and crude oil prices as well as global economic and geopolitical conditions.
Excluding the impact of derivative gains and losses, our overall commodity costs in 2022 were higher than in 2021, primarily due to higher costs for green coffee, protein meals, oils and fats, and grains.

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

	Year Ended April 30,
	2022	2021	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$2,764.3	$2,844.5	(3)%
U.S. Retail Coffee	2,497.3	2,374.6	5
U.S. Retail Consumer Foods	1,707.2	1,835.7	(7)
International and Away From Home	1,030.1	947.9	9
Segment profit:
U.S. Retail Pet Foods	$395.9	$487.0	(19)%
U.S. Retail Coffee	736.7	769.1	(4)
U.S. Retail Consumer Foods	424.2	472.5	(10)
International and Away From Home	142.0	124.1	14
Segment profit margin:
U.S. Retail Pet Foods	14.3%	17.1%
U.S. Retail Coffee	29.5	32.4
U.S. Retail Consumer Foods	24.8	25.7
International and Away From Home	13.8	13.1

U.S. Retail Pet Foods

The U.S. Retail Pet Foods segment net sales decreased $80.2 in 2022, inclusive of the impact of $197.4 of noncomparable net sales in the prior year related to the divested Natural Balance and private label dry pet food businesses. Excluding the noncomparable impact of the divested businesses, net sales increased $117.2, or 4 percent. Higher net price realization across the portfolio increased net sales by 5 percentage points, primarily reflecting list price increases across the portfolio, partially offset by increased trade spend. Unfavorable volume/mix decreased net sales by 1 percentage point, primarily driven by declines for dog food, partially offset by growth for cat food and dog snacks. Segment profit decreased $91.1, primarily reflecting higher commodity and ingredient, transportation, and manufacturing costs and the unfavorable volume/mix, partially offset by the higher net pricing and lower marketing expense.

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased $122.7 in 2022. Net price realization contributed 6 percentage points to net sales, primarily reflecting list price increases across the portfolio. Unfavorable volume/mix decreased net sales by 1 percentage point, primarily driven by the Folgers brand, partially offset by the Dunkin’ and Café Bustelo brands. Segment profit decreased $32.4, reflecting higher commodity costs and the unfavorable volume/mix, partially offset by higher net pricing.

U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales decreased $128.5 in 2022, inclusive of the impact of $211.8 of noncomparable net sales in the prior year related to the divested Crisco and natural beverage and grains businesses. Excluding the noncomparable impact of the divested businesses, net sales increased $83.3, or 5 percent. Higher net price realization contributed 4 percentage points to net sales, primarily driven by Smucker’s Uncrustables frozen sandwiches and Smucker’s fruit spreads, including the unfavorable impact of estimated customer returns related to the Jif peanut butter recall. Volume/mix increased net sales by 1 percentage point, reflecting increases for Smucker’s Uncrustables frozen sandwiches and Jif peanut butter, partially offset by a decline for Smucker’s fruit spreads. Segment profit decreased $48.3, reflecting the noncomparable segment profit in the prior year related to the divested businesses. Comparable segment profit growth from the higher net pricing, lower marketing spend, and favorable volume/mix was partially offset by higher commodity and ingredient, manufacturing, packaging, and transportation costs. Segment profit also reflects the unfavorable impact of unsaleable inventory and estimated customer returns, as well as other associated costs related to the Jif peanut butter recall, which were mostly offset by the anticipated insurance recovery, net of the deductible.
International and Away From Home

International and Away From Home net sales increased $82.2 in 2022, including the noncomparable impact of $22.6 of net sales in the prior year related to the divested Crisco and natural beverage and grains businesses. Excluding the noncomparable impact of the divested businesses and foreign currency exchange, net sales increased $87.7, or 9 percent, primarily reflecting a 23 percent increase for the Away From Home operating segment, partially offset by a 2 percent decrease for the International operating segment. Favorable volume/mix for the combined businesses contributed 6 percentage points to net sales, primarily driven by increases for portion control and coffee products in the away from home channels, partially offset by a decrease for baking mixes and ingredients in the International operating segment. Net price realization contributed a 3 percentage point increase to net sales for the combined businesses, primarily driven by increases for coffee products in the away from home channels and fruit spread products in the International operating segment. Segment profit increased $17.9, primarily reflecting higher net pricing, favorable volume/mix, and the favorable foreign currency exchange impact, partially offset by increased commodity costs and the noncomparable segment profit in the prior year related to the divested businesses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $169.9 at April 30, 2022, compared to $334.3 at April 30, 2021.

The following table presents selected cash flow information.

	Year Ended April 30,
	2022	2021
Net cash provided by (used for) operating activities	$1,136.3	$1,565.0
Net cash provided by (used for) investing activities	(355.5)	311.1
Net cash provided by (used for) financing activities	(944.5)	(1,943.9)

Net cash provided by (used for) operating activities	$1,136.3	$1,565.0
Additions to property, plant, and equipment	(417.5)	(306.7)
Free cash flow (A)	$718.8	$1,258.3
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $428.7 decrease in cash provided by operating activities in 2022 was primarily driven by greater working capital requirements in 2022, as well as lower net income adjusted for noncash items in the current year. The increase in cash required to fund working capital, as compared to the prior year, was primarily attributable to timing of payments for accounts payable, changes in accrued incentive compensation and marketing, and an increase in inventory levels compared to the prior year, primarily driven by the recent input cost inflation.

Cash used for investing activities in 2022 consisted primarily of $417.5 in capital expenditures, primarily driven by investments in Smucker’s Uncrustables frozen sandwiches to support the new manufacturing and distribution facilities in McCalla, Alabama, and capacity expansion in Longmont, Colorado, as well as plant maintenance across our facilities. An increase of $65.4 in our derivative cash margin account balances also contributed to the use of cash in 2022. These decreases were partially offset by net proceeds received from the divested private label dry pet food and natural beverage and grains businesses of $130.0. Cash provided by investing activities in 2021 primarily consisted of net proceeds received from the divestitures of the Crisco and Natural Balance businesses of $564.0 and a decrease of $54.0 in our derivative cash margin account balances, partially offset by $306.7 in capital expenditures, which primarily reflected capacity expansion at our Longmont facility, as well as plant maintenance across our facilities.
Cash used for financing activities in 2022 consisted primarily of long-term debt repayments of $1,157.0, dividend payments of $418.1, and purchase of treasury shares of $270.4, partially offset by $797.6 in long-term debt proceeds and a net increase in short-term borrowings of $97.6. Cash used for financing activities in 2021 consisted primarily of long-term debt repayments of $700.0, purchase of treasury shares of $678.4, dividend payments of $403.2, and net short-term debt repayments of $166.4.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. During 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2022 and 2021, $314.3 and $304.2 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During 2022 and 2021, we paid $1,042.9 and $663.5, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2022. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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
We are also defendants in a series of putative class action lawsuits that were originally filed in federal courts in California, Florida, Illinois, Missouri, New York, Texas, Washington, and Washington D.C. but have been transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products.
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2022, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere. For additional information, see Note 15: Contingencies.
Product Recall
Subsequent to April 30, 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky, facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility. No other products produced at our other facilities were affected by this recall. As a result, and in accordance with U.S. GAAP, we recorded reserves of $52.3 in our consolidated financial statements as of April 30, 2022, within our U.S. Retail Consumer Foods segment, which was inclusive of unsaleable inventory as of April 30, 2022, as well as estimated customer returns and consumer refunds related to net sales in 2022. We anticipate these costs will be recovered by insurance, and as a result, an insurance receivable of $49.8, net of the deductible, was also recorded as of April 30, 2022.

On June 10, 2022, we announced our plans to resume manufacturing Jif peanut butter products at our Lexington facility. Further, our Memphis, Tennessee, facility was not affected by the recall and has continued to manufacture Jif peanut butter products. However, we temporarily paused shipments from the Memphis facility to eliminate confusion while customers cleared their shelves of potentially impacted products manufactured at the Lexington facility. We will resume shipping from both the Lexington and Memphis facilities and are partnering with retailers to restock Jif peanut butter products as soon as possible. Based on progress to date, we believe this matter will be substantially resolved during the first quarter of 2023. Based on our best estimates, we anticipate an unfavorable pre-tax impact of approximately $125.0 in 2023, net of the remaining anticipated insurance recoveries, primarily related to the estimated impact of manufacturing downtime, customer returns and penalties, and unsaleable inventory, as well as other recall related costs. The recall will primarily impact our U.S. Retail Consumer Foods segment. Our ultimate loss from the Jif peanut butter recall could differ materially from these estimates, primarily dependent upon the magnitude of lost sales resulting from the unavailability of products for a longer period of time than anticipated, as well as any resulting adverse consumer reaction, including the loss of perceived value and any shift in consumer preferences.
Capital Resources
The following table presents our capital structure.

	April 30,
	2022	2021
Current portion of long-term debt	$—	$1,152.9
Short-term borrowings	180.0	82.0
Long-term debt, less current portion	4,310.6	3,516.8
Total debt	$4,490.6	$4,751.7
Shareholders’ equity	8,140.1	8,124.8
Total capital	$12,630.7	$12,876.5
During the second quarter of 2022, we completed an offering of $800.0 in Senior Notes due March 15, 2032, and September 15, 2041. The Senior Notes included $7.2 of capitalized debt issuance costs and $2.4 of offering discounts, and which are amortized to interest expense over the life of the debt. The net proceeds from the offering were primarily used to repay $750.0 in principal of the Senior Notes due October 15, 2021. Furthermore, during the first quarter of 2022, we prepaid $400.0 in principal of the Senior Notes due March 15, 2022, and as a result, we recognized a net loss on extinguishment of $6.9, which primarily consisted of a make-whole payment and was included in other income (expense) – net in the Statement of Consolidated Income.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2022, we had $180.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 0.65 percent.
We are in compliance with all our debt covenants as of April 30, 2022, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.
During 2022, we repurchased 2.0 million common shares under a repurchase plan authorized by the Board for $262.5. At April 30, 2022, approximately 5.8 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur. During 2021, we repurchased 5.8 million common shares under a repurchase plan authorized by the Board for $671.9.
In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama, dedicated to production of Smucker’s Uncrustables frozen sandwiches. Construction of this facility began in the third quarter of 2022, with production expected to begin in calendar year 2025. The project demonstrates our commitment to meet increasing demand for this highly successful product and deliver on our strategy to focus on brands with the most significant growth opportunities. Construction of the facility and production will occur in three phases over multiple years and will result in the creation of up to 750 jobs. Financial investments and job creation will align with each of the three phases.
The following table presents certain cash requirements related to 2023 investing and financing activities based on our current expectations. Although no principal payments are required on our debt obligations in 2023, we may utilize a portion of our cash for debt repayment.

Projection Year Ending April 30, 2023
Dividend payments – based on current rates and common shares outstanding	$421.6
Capital expenditures	550.0
Interest payments	147.2
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our revolving credit facility and commercial paper program, and access to capital markets, will be sufficient to meet our cash requirements for the next 12 months, including the payment of quarterly dividends, principal and interest payments on debt outstanding, and capital expenditures. However, as a result of the current economic environment, we may experience an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future. We continue to evaluate these risks, which could affect our financial condition or our ability to fund operations or future investment opportunities.
As of April 30, 2022, total cash and cash equivalents of $46.2 was held by our foreign subsidiaries, primarily in Canada. We did not repatriate foreign cash to the U.S. during 2022.
Material Cash Requirements
The following table summarizes our material cash requirements by fiscal year at April 30, 2022.

	Total	2023	2024-2025	2026-2027	2028 and beyond
Long-term debt obligations, including current portion (A)	$4,350.0	$—	$1,000.0	$—	$3,350.0
Interest payments (B)	1,982.8	147.2	294.3	224.3	1,317.0
Purchase obligations (C)	2,787.6	2,309.4	297.3	119.7	61.2
Total	$9,120.4	$2,456.6	$1,591.6	$344.0	$4,728.2
(A)Long-term debt obligations, including current portion, excludes the impact of offering discounts, make-whole payments, and debt issuance costs.
(B)Interest payments consists of the interest payments for our fixed-rate Senior Notes.
(C)Purchase obligations includes agreements that are enforceable and legally bind us to purchase goods or services, which primarily consist of obligations related to normal, ongoing purchase obligations in which we have guaranteed payment to ensure availability of raw materials. We expect to receive consideration for these purchase obligations in the form of materials and services. These purchase obligations do not represent all future purchases expected but represent only those items for which we are contractually obligated. Amounts included in the table above represent our current best estimate of payments due. Actual cash payments may vary due to the variable pricing components of certain purchase obligations.
Our other cash requirements at April 30, 2022, primarily included operating and finance lease obligations, which consist of the minimum rental commitments under non-cancelable operating and finance leases. As of April 30, 2022, we had total undiscounted minimum lease payments of $121.4 and $4.0 related to our operating and finance leases, respectively. For additional information, see Note 11: Leases.
In addition, we have other liabilities which consisted primarily of projected commitments associated with our defined benefit pension and other postretirement benefit plans, as disclosed in Note 8: Pensions and Other Postretirement Benefits, including expected contributions of $80.0 in 2023 to our qualified defined benefit pension plans. The total liability for our unrecognized tax benefits and tax-related net interest at April 30, 2022, was $7.4 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes; however, we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities. For additional information, see Note 13: Income Taxes.
As of April 30, 2022, we do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.

NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial measures including: net sales excluding divestitures and foreign currency exchange, adjusted gross profit, adjusted operating income, adjusted income, adjusted earnings per share, earnings before interest, taxes, depreciation, amortization, and impairment charges related to intangible assets (“EBITDA (as adjusted)”), and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board also utilizes certain non-GAAP financial measures as components for measuring performance for incentive compensation purposes.

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other one-time items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results, such as the one-time deferred state tax impact of the internal legal entity simplification during 2022, can significantly impact our adjusted effective income tax rate.

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

The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure. See page 28 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Year Ended April 30,
	2022	2021
Gross profit reconciliation:
Gross profit	$2,700.7	$3,138.7
Change in net cumulative unallocated derivative gains and losses	23.4	(93.6)
Cost of products sold – special project costs (A)	20.5	3.4
Adjusted gross profit	$2,744.6	$3,048.5
% of net sales	34.3%	38.1%
Operating income reconciliation:
Operating income	$1,023.8	$1,386.8
Amortization	223.6	233.0
Other intangible assets impairment charges	150.4	3.8
Gain on divestitures – net	(9.6)	(25.3)
Change in net cumulative unallocated derivative gains and losses	23.4	(93.6)
Cost of products sold – special project costs (A)	20.5	3.4
Other special project costs (A)	8.0	20.7
Adjusted operating income	$1,440.1	$1,528.8
% of net sales	18.0%	19.1%
Net income reconciliation:
Net income	$631.7	$876.3
Income tax expense	212.1	295.6
Amortization	223.6	233.0
Other intangible assets impairment charges	150.4	3.8
Gain on divestitures – net	(9.6)	(25.3)
Change in net cumulative unallocated derivative gains and losses	23.4	(93.6)
Cost of products sold – special project costs (A)	20.5	3.4
Other special project costs (A)	8.0	20.7
Other one-time items:
Pension plan termination settlement charges (B)	—	29.6
Adjusted income before income taxes	$1,260.1	$1,343.5
Income taxes, as adjusted	297.9	318.5
Adjusted income	$962.2	$1,025.0
Weighted-average shares – assuming dilution	108.4	112.4
Adjusted earnings per share – assuming dilution	$8.88	$9.12
EBITDA (as adjusted) reconciliation:
Net income	$631.7	$876.3
Income tax expense	212.1	295.6
Interest expense – net	160.9	177.1
Depreciation	235.5	219.5
Amortization	223.6	233.0
Other intangible assets impairment charges	150.4	3.8
EBITDA (as adjusted)	$1,614.2	$1,805.3
Free cash flow reconciliation:
Net cash provided by (used for) operating activities	$1,136.3	$1,565.0
Additions to property, plant, and equipment	(417.5)	(306.7)
Free cash flow	$718.8	$1,258.3
(A)    Special project costs include certain divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs. For more information, see Note 2: Integration and Restructuring Costs and Note 4: Reportable Segments.
(B)    Represents the nonrecurring pre-tax settlement charges of $29.6 related to the purchase of an irrevocable group annuity contract to transfer our Canadian defined benefit pension plan obligation to an insurance company (the “Canadian buy-out contract”). For additional information, see Note 8: Pensions and Other Postretirement Benefits.

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
Trade Marketing and Merchandising Programs: In order to support our products, various promotional activities are conducted through retailers, distributors, or directly with consumers, including in-store display and product placement programs, price discounts, coupons, and other similar activities. The costs of these programs are classified as a reduction of sales. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retailers, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2022, 2021, and 2020, subsequent period adjustments were less than 3 percent of both consolidated pre-tax income and cash provided by operating activities.

Income Taxes: We account for income taxes using the liability method. In the ordinary course of business, we are exposed to uncertainties related to tax filing positions and periodically assess the technical merits of these tax positions for all tax years that remain subject to examination, based upon the latest information available. We recognize a tax benefit when it is more likely than not the position will be sustained upon examination, based on its technical merits. The tax position is then measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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
The future tax benefit arising from the net deductible temporary differences and tax carryforwards was $193.4 and $229.6 at April 30, 2022 and 2021, respectively. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance has been provided.
As of April 30, 2022, a portion of our undistributed foreign earnings, primarily in Canada, is not considered permanently reinvested, and an immaterial deferred tax liability has been recognized accordingly. Further, we have not repatriated foreign cash to the U.S during 2022.
Goodwill and Other Indefinite-Lived Intangible Assets: A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on
February 1, and more often if indicators of impairment exist. At April 30, 2022, the carrying value of goodwill and other intangible assets totaled $11.7 billion, compared to total assets of $16.1 billion and total shareholders’ equity of $8.1 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, and this would result in a noncash impairment charge to earnings. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
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
At April 30, 2022, goodwill totaled $6.0 billion. Goodwill is substantially concentrated within the U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods segments. During 2022, no goodwill impairment was recognized as a result of the evaluations performed throughout the year. The estimated fair value of each of our reporting units for which there is a goodwill balance was substantially in excess of its carrying value as of the annual test date, with the exception of the Pet Foods reporting unit, for which its fair value exceeded its carrying value by approximately 6 percent. A sensitivity analysis was performed for the Pet Foods reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a hypothetical 50-basis-point increase in the weighted-average cost of capital, and both scenarios independently yielded an estimated fair value for the Pet Foods reporting unit below carrying value.
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
At April 30, 2022, other indefinite-lived intangible assets totaled $2.6 billion. Trademarks that represent our leading brands comprise approximately 90 percent of the total carrying value of other indefinite-lived intangible assets. As of April 30, 2022, the estimated fair value was substantially in excess of the carrying value for the majority of these leading brand trademarks, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent. During 2022, we recognized an impairment charge of $150.4 related to the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment, representing the extent to which the carrying value exceeded the estimated fair value. We reassessed the long-term strategic expectations for the Rachael Ray Nutrish brand and reclassified this brand as a finite-lived intangible asset on January 31, 2022.
The carrying value of the goodwill within the U.S. Retail Pet Foods segment was $2.4 billion as of April 30, 2022, and remains susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is primarily attributable to the recognition of these assets at fair value resulting from impairment charges in recent years. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges which could be material. For additional information, see Note 6: Goodwill and Other Intangible Assets.
Furthermore, we continue to evaluate the potential impact of COVID-19 on the fair value of our goodwill and indefinite-lived intangible assets. While we concluded there were no indicators of impairment as of April 30, 2022, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment.
Pension and Other Postretirement Benefit Plans: To determine the ultimate obligation under our defined benefit pension and other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. Various actuarial assumptions must be made in order to predict and measure costs and obligations many years prior to the settlement date, the most significant being the interest rates used to discount the obligations of the plans, the long-term rates of return on the plans’ assets, and mortality assumptions. We, along with third-party actuaries and investment managers, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered.
We utilize a spot rate methodology for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows to provide a better estimate of service and interest costs. For 2023 expense recognition, we will use weighted-average discount rates for the U.S. defined benefit pension plans of 4.59 percent to determine benefit obligation, 4.77 percent to determine service cost, and 4.26 percent to determine interest cost. For the Canadian defined benefit pension plans, we will use weighted-average discount rates of 2.41 percent to determine benefit obligation and 2.33 percent to determine interest cost. As of April 30, 2022, a 50 basis-point decrease in the discount rate assumption would increase the 2023 net periodic benefit cost by approximately $0.2, and the benefit obligation would increase by approximately $22.2. In addition, we anticipate using an expected rate of return on plan assets of 4.51 percent and 1.60 percent for the U.S. and Canadian defined benefit pension plans, respectively. A 50 basis-point decrease in the expected rate of return on plan assets assumption would increase the 2023 net periodic benefit cost by approximately $1.8. A change in the assumptions used for the Canadian defined benefit pension plans would not have a material impact on the net periodic benefit cost and benefit obligation.
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
•disruptions or inefficiencies in our operations or supply chain, including any impact caused by product recalls (including the recent Jif peanut butter recall), political instability, terrorism, armed hostilities (including the recent conflict between Russia and Ukraine), extreme weather conditions, natural disasters, pandemics (including the COVID-19 pandemic), or other calamities;
•risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging, and transportation;
•the impact of food security concerns involving either our products or our competitors’ products, including product recalls;
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
•our ability to attract and retain key talent;
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
•a disruption, failure, or security breach of our or our suppliers’ information technology systems, including ransomware attacks;
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
Interest Rate Risk: The fair value of our cash and cash equivalents at April 30, 2022, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, LIBOR, and commercial paper rates in the U.S.
We utilize derivative instruments to manage interest rate risk associated with anticipated debt transactions, as well as to manage changes in the fair value of our long-term debt. At the inception of an interest rate contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are typically deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet, and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.
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
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and was recognized over the life of the debt as a reduction of interest expense. As of the second quarter of 2022, we had fully recognized the gain of $53.5, of which $4.0 was recognized in 2022.

In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical
100 basis-point decrease in interest rates at April 30, 2022, would increase the fair value of our long-term debt by $349.5.
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

	Year Ended April 30,
	2022	2021
High	$72.3	$47.5
Low	14.8	11.7
Average	37.1	29.0
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of April 30, 2022, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of April 30, 2022, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during 2022. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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
Our management, with the participation of the principal financial officer and principal executive officer, assessed the effectiveness of the internal control over financial reporting as of April 30, 2022. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“the COSO criteria”).
Based on our assessment of internal control over financial reporting under the COSO criteria, we concluded the internal control over financial reporting was effective as of April 30, 2022.
Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of April 30, 2022, and their report thereon is included on page 45 of this report.

Mark T. Smucker	Tucker H. Marshall
President and	Chief Financial Officer
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on Internal Control Over Financial Reporting
We have audited The J. M. Smucker Company’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, The J. M. Smucker Company (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2022 consolidated financial statements of the Company and our report dated June 16, 2022 expressed an unqualified opinion thereon.

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
June 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The J. M. Smucker Company (the “Company”) as of April 30, 2022 and 2021, the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 16, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

U.S. Retail Pet Foods Goodwill Impairment Evaluation

Description of the Matter
At April 30, 2022, the Company’s total goodwill was $6.0 billion, of that, $2.4 billion relates to the U.S. Retail Pet Foods segment. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 6 of the consolidated financial statements, goodwill is quantitatively tested at the reporting unit level for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses an income and market approach in its quantitative impairment tests. U.S. Retail Pet Foods goodwill is susceptible to impairment due to the narrow difference between fair value and carrying value.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s U.S. Retail Pet Foods goodwill impairment review process, including controls over the significant assumptions mentioned above.

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

Rachael Ray Nutrish Brand Indefinite-Lived Intangible Asset Impairment Evaluation

Description of the Matter
At April 30, 2022, the Company’s total indefinite-lived intangible assets, excluding goodwill, were $2.6 billion, of that, $1.1 billion relates to the U.S. Retail Pet Foods segment. As discussed in Note 1 and Note 6 of the consolidated financial statements, indefinite-lived intangible assets are quantitatively tested for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of the asset below its carrying amount. The Company uses an income approach in its quantitative impairment tests. During the third quarter of 2022, the Company made certain strategic decisions related to its U.S. Retail Pet Foods segment. As a result, the Company completed an interim review to determine the impact these strategic decisions had on the fair value of certain indefinite-lived intangible assets within the U.S. Retail Pet Foods segment. The Company recognized an impairment charge of $150.4 million related to the Rachael Ray Nutrish brand indefinite-lived intangible asset as of January 31, 2022. Additionally, the Company reclassified the Rachael Ray Nutrish brand as a finite-lived intangible asset as of January 31, 2022.

Auditing the Company’s interim indefinite-lived intangible asset impairment evaluation of the Rachael Ray Nutrish brand was complex and highly judgmental due to the significant estimation required in determining the fair value of the indefinite-lived intangible asset. In particular, the fair value estimate was sensitive to significant assumptions such as the required rate of return, revenue growth rates, terminal period revenue growth rates, and royalty rates. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Rachael Ray Nutrish brand interim indefinite-lived intangible asset impairment, including controls over the significant assumptions mentioned above.

To test the estimated fair value used in the Company’s Rachael Ray Nutrish brand interim indefinite-lived intangible assets impairment analysis, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. As it pertains to revenue growth rates, we compared the significant assumptions used by management to current industry and economic trends, and changes to the Company’s business model, customer base or product mix, as applicable. We assessed the historical accuracy of management’s estimates. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions, including the required rate of return and royalty rate. As it pertains to the required rate of return, we evaluated the components of the weighted average cost of capital assumption used by the Company by performing an independent corroborative calculation with the involvement of our valuation specialists. We also evaluated the premium applied to the weighted average cost of capital of the Rachael Ray Nutrish brand indefinite-lived intangible asset based on the asset’s characteristics. As it pertains to the royalty rate used in the impairment analysis, we performed an independent corroborative profit split calculation to evaluate the royalty rate selected by the Company. We also evaluated market royalty rates cited by the Company as to their relevance to the Company’s conclusions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1955.
Akron, Ohio
June 16, 2022

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
Our audit committee, comprised of three independent non-employee members of the Board of Directors, meets regularly with the independent registered public accounting firm and management to review the work of the internal audit staff and the work, audit scope, timing arrangements, and fees of the independent registered public accounting firm. The audit committee also regularly satisfies itself as to the adequacy of controls, systems, and financial records. The lead internal auditor of the internal audit department is required to report directly to the audit committee as to internal audit matters.
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
Chief Executive Officer

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended April 30,
(Dollars in millions, except per share data)	2022	2021	2020
Net sales	$7,998.9	$8,002.7	$7,801.0
Cost of products sold (A)	5,298.2	4,864.0	4,799.0
Gross Profit	2,700.7	3,138.7	3,002.0
Selling, distribution, and administrative expenses	1,360.3	1,523.1	1,474.3
Amortization	223.6	233.0	236.3
Other intangible assets impairment charges	150.4	3.8	52.4
Other special project costs (A)	8.0	20.7	16.5
Other operating expense (income) – net	(65.4)	(28.7)	(0.6)
Operating Income	1,023.8	1,386.8	1,223.1
Interest expense – net	(160.9)	(177.1)	(189.2)
Other income (expense) – net	(19.1)	(37.8)	(7.2)
Income Before Income Taxes	843.8	1,171.9	1,026.7
Income tax expense	212.1	295.6	247.2
Net Income	$631.7	$876.3	$779.5
Earnings per common share:
Net Income	$5.84	$7.79	$6.84
Net Income – Assuming Dilution	$5.83	$7.79	$6.84
(A)Special project costs include certain divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs. For more information, see Note 2: Integration and Restructuring Costs and Note 4: Reportable Segments.
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended April 30,
(Dollars in millions)	2022	2021	2020
Net income	$631.7	$876.3	$779.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(12.1)	41.5	(15.0)
Cash flow hedging derivative activity, net of tax	10.9	10.8	(145.2)
Pension and other postretirement benefit plans activity, net of tax	43.1	49.4	(36.7)
Available-for-sale securities activity, net of tax	(1.9)	(0.1)	(0.3)
Total Other Comprehensive Income (Loss)	40.0	101.6	(197.2)
Comprehensive Income	$671.7	$977.9	$582.3
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONSOLIDATED BALANCE SHEETS

	April 30,
(Dollars in millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$169.9	$334.3
Trade receivables – net	524.7	533.7
Inventories:
Finished products	704.4	607.6
Raw materials	384.9	352.3
Total Inventory	1,089.3	959.9
Other current assets	226.2	113.8
Total Current Assets	2,010.1	1,941.7
Property, Plant, and Equipment
Land and land improvements	120.4	124.3
Buildings and fixtures	959.7	967.0
Machinery and equipment	2,503.3	2,469.7
Construction in progress	527.8	282.3
Gross Property, Plant, and Equipment	4,111.2	3,843.3
Accumulated depreciation	(1,979.5)	(1,841.8)
Total Property, Plant, and Equipment	2,131.7	2,001.5
Other Noncurrent Assets
Operating lease right-of-use assets	106.5	142.0
Goodwill	6,015.8	6,023.6
Other intangible assets – net	5,652.2	6,041.2
Other noncurrent assets	138.7	134.2
Total Other Noncurrent Assets	11,913.2	12,341.0
Total Assets	$16,055.0	$16,284.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,193.3	$1,034.1
Accrued compensation	91.8	139.9
Accrued trade marketing and merchandising	193.8	200.6
Dividends payable	105.3	97.4
Current portion of long-term debt	—	1,152.9
Short-term borrowings	180.0	82.0
Current operating lease liabilities	40.1	41.1
Other current liabilities	148.5	119.5
Total Current Liabilities	1,952.8	2,867.5
Noncurrent Liabilities
Long-term debt, less current portion	4,310.6	3,516.8
Defined benefit pensions	114.9	151.9
Other postretirement benefits	54.2	64.3
Deferred income taxes	1,325.8	1,349.3
Noncurrent operating lease liabilities	76.2	112.8
Other noncurrent liabilities	80.4	96.8
Total Noncurrent Liabilities	5,962.1	5,291.9
Total Liabilities	7,914.9	8,159.4
Shareholders’ Equity
Serial preferred shares – no par value: Authorized – 6,000,000 shares; outstanding – none	—	—
Common shares – no par value: Authorized – 300,000,000 shares; outstanding – 106,458,317 at April 30, 2022, and 108,339,057 at April 30, 2021 (net of 40,039,413 and 38,158,673 treasury shares, respectively), at stated value	26.6	27.1
Additional capital	5,457.9	5,527.6
Retained income	2,893.0	2,847.5
Accumulated other comprehensive income (loss)	(237.4)	(277.4)
Total Shareholders’ Equity	8,140.1	8,124.8
Total Liabilities and Shareholders’ Equity	$16,055.0	$16,284.2
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended April 30,
(Dollars in millions)	2022	2021	2020
Operating Activities
Net income	$631.7	$876.3	$779.5
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	235.5	219.5	210.2
Amortization	223.6	233.0	236.3
Other intangible assets impairment charges	150.4	3.8	52.4
Pension settlement loss (gain)	10.8	35.5	0.1
Share-based compensation expense	22.3	28.7	26.8
Gain on divestitures – net	(9.6)	(25.3)	—
Deferred income tax expense (benefit)	(38.1)	(13.9)	7.6
Loss on disposal of assets – net	4.7	7.1	13.0
Other noncash adjustments – net	14.9	11.8	8.1
Settlement of interest rate contracts	—	—	(239.8)
Defined benefit pension contributions	(5.3)	(13.1)	(5.1)
Make-whole payments included in financing activities	7.0	—	—
Changes in assets and liabilities, net of effect from acquisition and divestitures:
Trade receivables	7.5	22.0	(49.1)
Inventories	(178.7)	(110.4)	12.6
Other current assets	(52.8)	(34.0)	(15.7)
Accounts payable	149.5	260.9	181.6
Accrued liabilities	(33.0)	56.0	48.0
Income and other taxes	12.8	(17.6)	6.5
Other – net	(16.9)	24.7	(18.2)
Net Cash Provided by (Used for) Operating Activities	1,136.3	1,565.0	1,254.8
Investing Activities
Additions to property, plant, and equipment	(417.5)	(306.7)	(269.3)
Proceeds from divestitures – net	130.0	564.0	—
Other – net	(68.0)	53.8	(2.2)
Net Cash Provided by (Used for) Investing Activities	(355.5)	311.1	(271.5)
Financing Activities
Short-term borrowings (repayments) – net	97.6	(166.4)	(185.8)
Proceeds from long-term debt	797.6	—	798.2
Repayments of long-term debt, including make-whole payments	(1,157.0)	(700.0)	(900.0)
Capitalized debt issuance costs	(10.4)	—	—
Quarterly dividends paid	(418.1)	(403.2)	(396.8)
Purchase of treasury shares	(270.4)	(678.4)	(4.2)
Proceeds from stock option exercises	16.3	4.5	7.1
Other – net	(0.1)	(0.4)	(7.2)
Net Cash Provided by (Used for) Financing Activities	(944.5)	(1,943.9)	(688.7)
Effect of exchange rate changes on cash	(0.7)	11.0	(4.8)
Net increase (decrease) in cash and cash equivalents	(164.4)	(56.8)	289.8
Cash and cash equivalents at beginning of year	334.3	391.1	101.3
Cash and Cash Equivalents at End of Year	$169.9	$334.3	$391.1

( )	Denotes use of cash
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2019	113,742,296	$28.9	$5,755.8	$2,367.6	$(181.8)	$7,970.5
Net income				779.5		779.5
Other comprehensive income (loss)					(197.2)	(197.2)
Comprehensive Income						582.3
Purchase of treasury shares	(35,588)	—	(4.3)	0.1		(4.2)
Stock plans	366,018	0.1	42.6			42.7
Cash dividends declared, $3.52 per common share				(400.4)		(400.4)
Other				—		—
Balance at April 30, 2020	114,072,726	29.0	5,794.1	2,746.8	(379.0)	8,190.9
Net income				876.3		876.3
Other comprehensive income (loss)					101.6	101.6
Comprehensive Income						977.9
Purchase of treasury shares	(5,834,904)	(1.5)	(301.5)	(375.4)		(678.4)
Stock plans	101,235	0.1	34.5			34.6
Cash dividends declared, $3.60 per common share				(400.2)		(400.2)
Other		(0.5)	0.5	—		—
Balance at April 30, 2021	108,339,057	27.1	5,527.6	2,847.5	(277.4)	8,124.8
Net income				631.7		631.7
Other comprehensive income (loss)					40.0	40.0
Comprehensive Income						671.7
Purchase of treasury shares	(2,059,083)	(0.5)	(109.6)	(160.3)		(270.4)
Stock plans	178,343	—	39.9			39.9
Cash dividends declared, $3.96 per common share				(425.9)		(425.9)
Balance at April 30, 2022	106,458,317	$26.6	$5,457.9	$2,893.0	$(237.4)	$8,140.1
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

Cash and Cash Equivalents: We consider all short-term, highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Based on the short-term nature of these assets, carrying value approximates fair value. Cash equivalents within cash and cash equivalents in the Consolidated Balance Sheets were $116.3 and $294.5 at April 30, 2022 and 2021, respectively.
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
We have trade marketing and merchandising programs that consist of various promotional activities conducted through retailers, distributors, or directly with consumers, including in-store display and product placement programs, price discounts, coupons, and other similar activities. For additional discussion on these programs, refer to “Critical Accounting Estimates and Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For revenue disaggregated by reportable segment, geographical region, and product category, see Note 4: Reportable Segments.
Shipping and Handling Costs: Transportation costs included in cost of products sold relate to the costs incurred to ship our products. Distribution costs are included in SD&A expenses and primarily relate to the warehousing costs incurred to store our products. Total distribution costs recorded within SD&A were $294.1, $281.8, and $286.4 in 2022, 2021, and 2020, respectively.
Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $176.5, $224.4, and $198.6 in 2022, 2021, and 2020, respectively.
Research and Development Costs: Research and development (“R&D”) costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income. R&D costs include expenditures for new and existing product and manufacturing process innovations, which are comprised primarily of internal salaries and wages, consulting, testing, and other supplies attributable to time spent on R&D activities. Other costs include the depreciation and maintenance of research facilities. Total R&D expense was $48.8 in 2022 and $57.7 in both 2021 and 2020.

Share-Based Payments: Share-based compensation expense, including stock options, is recognized on a straight-line basis over the requisite service period, and generally vest over a period of 1 to 3 years.
The following table summarizes amounts related to share-based payments.

	Year Ended April 30,
	2022	2021	2020
Share-based compensation expense included in SD&A	$23.7	$28.3	$26.4
Share-based compensation expense included in other special project costs	(1.4)	0.4	0.4
Total share-based compensation expense	$22.3	$28.7	$26.8
Related income tax benefit	$5.3	$6.6	$6.4
As of April 30, 2022, total unrecognized share-based compensation cost related to nonvested share-based awards, including stock options, was $36.3. The weighted-average period over which this amount is expected to be recognized is 1.9 years.
Realized excess tax benefits and tax deficiencies are presented in the Statements of Consolidated Cash Flows as an operating activity and are recognized within income taxes in the Statements of Consolidated Income. In 2022 and 2020, the excess tax benefits realized upon exercise or vesting of share-based compensation were $1.1 and $0.9, respectively, and in 2021, there were tax deficiencies realized of $0.1. For additional discussion on share-based compensation expense, see Note 12: Share-Based Payments.
Earnings Per Share: Earnings per share is computed in accordance with FASB ASC 260, Earnings Per Share. As required by ASC 260, we computed net income per common share (“basic earnings per share”) under the two-class method for 2022, 2021, and 2020, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during the periods. We compute net income per common share – assuming dilution (“diluted earnings per share”) under either the treasury method or the two-class method, dependent on which is more dilutive. As a result, diluted earnings per share for 2022 was computed under the treasury stock method, and the two-class method was applied in computing diluted earnings per share for 2021 and 2020.
Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Under the two-class method, net income available to common and participating common shareholders is reduced by the net income allocated to participating securities, which is equal to the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to participating securities. Under the treasury stock method, the diluted earnings per share calculation includes potential common shares assumed to be issued, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised or restricted stock becomes vested, and includes the “if converted” method for participating securities if the effect is dilutive. For additional information on the earnings per share calculations, see Note 5: Earnings Per Share.
Defined Contribution Plans: We offer employee savings plans for domestic and Canadian employees. Our contributions under these plans are based on a specified percentage of employee contributions. Charges to operations for these plans in 2022, 2021, and 2020 were $40.9, $41.2, and $39.7, respectively. For information on our defined benefit plans, see Note 8: Pensions and Other Postretirement Benefits.
Income Taxes: We account for income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the applicable tax rate is recognized in income or expense in the period that the change is enacted. A tax benefit is recognized when it is more likely than not to be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.
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
Trade Receivables: In the normal course of business, we extend credit to customers. Trade receivables, less credit losses, reflects the net realizable value of receivables and approximates fair value. We account for trade receivables, less credit losses, under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses. We evaluate our trade receivables and establish a reserve for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for credit loss for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Trade receivables are charged off against the reserve for credit losses after we determine that the potential for recovery is remote. At April 30, 2022 and 2021, the reserve for credit loss was $2.3 and $2.4, respectively. We believe there is no concentration of risk with any single customer whose failure or nonperformance would materially affect results other than as discussed in Note 4: Reportable Segments.
Inventories: Inventories are stated at the lower of cost or market, with market being defined as net realizable value, less costs to sell. Cost for all inventories is determined using the first-in, first-out method applied on a consistent basis.

The cost of finished products and work-in-process inventory includes materials, direct labor, and overhead. Work-in-process is included in finished products in the Consolidated Balance Sheets and was $65.8 and $63.8 at April 30, 2022 and 2021, respectively.
Derivative Financial Instruments: We account for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging, which requires all derivative instruments to be recognized at fair value in the financial statements, regardless of the purpose or intent for holding them.
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
We utilize derivative instruments to manage interest rate risk associated with anticipated debt transactions, as well as to manage changes in the fair value of our long-term debt. At the inception of an interest rate contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are typically deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet, and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.
Property, Plant, and Equipment: Property, plant, and equipment is recognized at cost and is depreciated on a straight-line basis over the estimated useful life of the asset (3 to 20 years for machinery and equipment, 1 to 7 years for capitalized software costs related to software that we have purchased or has been licensed to us, and 5 to 40 years for buildings, fixtures, and improvements).
We lease certain land, buildings, and equipment for varying periods of time, with renewal options. Lease expense in 2022, 2021, and 2020 totaled $111.0, $108.7, and $112.8, respectively.
In accordance with FASB ASC 360, Property, Plant, and Equipment, long-lived assets, other than goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount exceeds the estimated fair value of the assets. Assets to be disposed of by sale are recognized as held for sale at the lower of carrying value or fair value less costs to sell. Furthermore, determining fair value is subject to estimates of both cash flows and discount rates, and different estimates could yield different results. There are no events or changes in circumstances of which we are aware of that indicate the carrying value of our long-lived assets may not be recoverable at April 30, 2022.
Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the estimated fair value of the net assets of a business acquired. In accordance with FASB ASC 350, Intangibles – Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment. We conduct our annual test for impairment of goodwill and other indefinite-lived intangible assets as of February 1 of each year. A discounted cash flow valuation technique is utilized to estimate the fair value of our reporting units and indefinite-lived intangible assets. We also use a market-based approach to estimate the fair value of our reporting units. The discount rates utilized in the cash flow analyses are developed using a weighted-average cost of capital methodology. In addition to the annual test, we test for impairment if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are evaluated on an annual basis. For additional information, see Note 6: Goodwill and Other Intangible Assets.
Marketable Securities and Other Investments: We maintain funds for the payment of benefits associated with nonqualified retirement plans. These funds include investments considered to be available-for-sale marketable securities. At April 30, 2022 and 2021, the fair value of these investments was $26.6 and $31.0, respectively, and was included in other noncurrent assets in the Consolidated Balance Sheets. Included in accumulated other comprehensive income (loss) at April 30, 2022 and 2021, were unrealized pre-tax gains of $2.4 and $4.9, respectively.

Equity Method Investments: Investments in common stock of entities other than our consolidated subsidiaries are accounted for under the equity method in accordance with FASB ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method, the initial investment is recorded at cost, and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets.
We have a 20 percent equity interest in Mountain Country Foods, LLC, and approximately 42 percent equity interest in Numi, Inc. The carrying amount of these investments is included in other noncurrent assets in the Consolidated Balance Sheets. The investments did not have a material impact on the consolidated financial statements or the respective reportable segment to which they relate for the years ended April 30, 2022 and 2021.
Supplier Financing Program: During 2020, we entered into an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Statements of Consolidated Cash Flows. Included in accounts payable in the Consolidated Balance Sheets as of April 30, 2022 and 2021 were $314.3 and $304.2 of outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers.
Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, while income and expenses are translated using average rates throughout the periods. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). Included in accumulated other comprehensive income (loss) at April 30, 2022 and 2021, were foreign currency losses of $21.1 and $9.0, respectively.

Recently Issued Accounting Standards: In March 2022, the SEC issued the proposed rule under SEC Release No. 33-11042, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize the climate-related disclosures provided by public companies. This update will require the disclosure of greenhouse gas emissions, climate-related targets and goals, how the Board and management oversee climate-related risks, and Scope 1 and 2 emissions, which will be subject to third-party assurance. As of April 30, 2022, these amendments were not adopted by the SEC; however, we anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.
In November 2020, the SEC adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to modernize and simplify Management’s Discussion and Analysis and certain financial disclosure requirements. These updates are part of the SEC’s broader disclosure effectiveness initiative and reflect a principles-based, registrant-specific approach to disclosures, intended to improve the content and simplify compliance for registrants. During 2021, we early adopted certain updates to section 301, Selected Financial Data, and 302, Supplementary Financial Information. As required, we adopted the remaining amendments during 2022, which did not have a material impact on our financial statements and disclosures.
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
Risks and Uncertainties: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. Green coffee, peanuts, protein meals, oils and fats, grains, sweeteners, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and cost of many of these commodities have fluctuated, and may continue to fluctuate over time, partially driven by COVID-19. Green coffee, along with certain other raw materials, is sourced solely from foreign countries and its supply and price are subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries. Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials and finished goods, such as K-Cup® pods, our Pup-Peroni dog snacks, and liquid coffee, from single sources of supply pursuant to long-term contracts. While availability may vary from year-to-year, we believe that we will continue to be able to obtain adequate supplies and that alternatives to single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be in good standing.
We have consolidated production capacity at a single manufacturing site for certain products, including substantially all of our coffee, Milk-Bone dog snacks, and fruit spreads. Although steps are taken at all of our manufacturing sites to reduce the likelihood of a production disruption, an interruption at a single manufacturing site would result in a reduction or elimination of the availability of some of our products for a period of time.
Of our full-time employees, 26 percent are covered by union contracts at eight manufacturing locations. The contracts vary in term depending on location, with two contracts expiring in 2023, representing 9 percent of our total employees.
We insure our business and assets in each country against insurable risks, to the extent that we deem appropriate, based upon an analysis of the relative risks and costs.
Note 2: Integration and Restructuring Costs
Integration and restructuring costs primarily consist of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, or restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the integration or restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These integration and restructuring costs are reported in cost of products sold and other special project costs in the Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Consolidated Balance Sheets.

Integration Costs: As of April 30, 2020, all integration activities related to the acquisition of Ainsworth were considered complete. The following table summarizes our integration costs incurred related to the Ainsworth acquisition.

	2020	Total Costs Incurred to Date at April 30, 2020
Employee-related costs	$2.4	$17.9
Other transition and termination costs	14.1	30.7
Total integration costs	$16.5	$48.6
Noncash charges of $0.6 were included in the integration costs incurred during 2020. Cumulative noncash charges incurred were $4.7 and primarily consisted of accelerated depreciation. We did not incur any costs during 2022 and 2021. The obligation related to severance costs and retention bonuses was fully satisfied as of April 30, 2021.

Restructuring Costs: A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape. This is inclusive of certain restructuring costs associated with the divestitures of the Crisco, Natural Balance, private label dry pet food, and natural beverage and grains businesses. For additional information related to the divestitures, see Note 3: Divestitures.

During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, facility as a result of a new strategic partnership for the production of our liquid coffee products. During 2022, we completed the transition of production to JDE Peet’s, as anticipated. Furthermore, the restructuring program was expanded during the third quarter of 2022 to include certain costs associated with the recent divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the recently announced plans to close our Ripon, Wisconsin, production facility by the end of calendar year 2022 to further optimize operations for our Consumer Foods business. We expect to incur costs of approximately $70.0 associated with the restructuring activities planned to date. More than half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, while the remainder represents employee-related costs. We anticipate the planned activities associated with this restructuring program will be completed by the end of 2023, with the majority of the costs expected to be incurred in the first half of 2023.

The following table summarizes our restructuring costs incurred related to the restructuring program.

	2022	2021	Total Costs Incurred to Date at April 30, 2022
Employee-related costs	$6.3	$17.3	$23.6
Other transition and termination costs	22.2	6.8	29.0
Total restructuring costs	$28.5	$24.1	$52.6
The obligation related to severance costs and retention bonuses was $2.4 and $14.6 at April 30, 2022 and 2021, respectively. As of April 30, 2022, cumulative noncash charges incurred to date were $23.0, including $18.6 and $4.4 incurred during 2022 and 2021, respectively, and primarily consisted of accelerated depreciation.
Note 3: Divestitures
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California, and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7, $143.4, and $131.6 in 2022, 2021, and 2020, respectively, primarily included in the U.S. Retail Consumer Foods segment. Net proceeds from the divestiture were $97.1, which were inclusive of a preliminary working capital adjustment and cash transaction costs, and will be finalized during the first quarter of 2023.

On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods. The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3, $94.0, and $120.6 in 2022, 2021, and 2020, respectively, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, which were net of cash transaction costs.

Upon completion of these transactions during 2022, we recognized a pre-tax gain of $26.7 related to the natural beverage and grains businesses and a pre-tax loss of $17.1 related to the private label dry pet food business, which were included in other operating expense (income) – net within the Statement of Consolidated Income.
The following table summarizes the net assets and liabilities disposed, which were measured at the lower of carrying amount or fair value less costs to sell.

	April 30, 2022
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
On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus. The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7 and $222.8 in 2021 and 2020, respectively, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $33.8, which were net of cash transaction costs and a working capital adjustment. Upon completion of this transaction, we recognized a pre-tax loss of $89.5, which was included in other operating expense (income) – net within the Statement of Consolidated Income.
On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods. The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. Under our ownership, the business generated net sales of $198.9 and $269.2 in 2021 and 2020, respectively, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $530.2, which were net of cash transaction costs and a working capital adjustment. Upon completion of this transaction, we recognized a pre-tax gain of $114.8, which was included in other operating expense (income) – net within the Statement of Consolidated Income.

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
Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as amortization expense and impairment charges related to intangible assets, gains and losses on divestitures, change in net cumulative unallocated derivative gains and losses, special project costs, as well as corporate administrative expenses.

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

The following table reconciles segment profit to income before income taxes and presents total assets; total depreciation, amortization, and impairment charges; and total additions to property, plant, and equipment by segment.

	Year Ended April 30,
	2022	2021	2020
Net sales:
U.S. Retail Pet Foods	$2,764.3	$2,844.5	$2,869.5
U.S. Retail Coffee	2,497.3	2,374.6	2,149.5
U.S. Retail Consumer Foods	1,707.2	1,835.7	1,731.7
International and Away From Home	1,030.1	947.9	1,050.3
Total net sales	$7,998.9	$8,002.7	$7,801.0
Segment profit:
U.S. Retail Pet Foods	$395.9	$487.0	$552.7
U.S. Retail Coffee	736.7	769.1	691.0
U.S. Retail Consumer Foods	424.2	472.5	389.7
International and Away From Home	142.0	124.1	173.4
Total segment profit	$1,698.8	$1,852.7	$1,806.8
Amortization	(223.6)	(233.0)	(236.3)
Other intangible assets impairment charges	(150.4)	(3.8)	(52.4)
Gain on divestitures – net	9.6	25.3	—
Interest expense – net	(160.9)	(177.1)	(189.2)
Change in net cumulative unallocated derivative gains and losses	(23.4)	93.6	19.6
Cost of products sold – special project costs (A)	(20.5)	(3.4)	—
Other special project costs (A)	(8.0)	(20.7)	(16.5)
Corporate administrative expenses	(258.7)	(323.9)	(298.1)
Other income (expense) – net	(19.1)	(37.8)	(7.2)
Income before income taxes	$843.8	$1,171.9	$1,026.7
Assets:
U.S. Retail Pet Foods	$7,167.4	$7,480.8	$7,731.4
U.S. Retail Coffee	4,891.8	4,793.9	4,787.4
U.S. Retail Consumer Foods	2,692.1	2,553.4	2,873.1
International and Away From Home	973.9	1,013.8	1,048.0
Unallocated (B)	329.8	442.3	530.5
Total assets	$16,055.0	$16,284.2	$16,970.4
Depreciation, amortization, and impairment charges:
U.S. Retail Pet Foods	$342.8	$194.8	$243.0
U.S. Retail Coffee	100.2	96.7	96.4
U.S. Retail Consumer Foods	64.6	75.4	72.5
International and Away From Home	46.2	50.2	51.9
Unallocated (C)	55.7	39.2	35.1
Total depreciation, amortization, and impairment charges	$609.5	$456.3	$498.9
Additions to property, plant, and equipment:
U.S. Retail Pet Foods	$74.0	$72.4	$60.1
U.S. Retail Coffee	49.8	42.5	62.4
U.S. Retail Consumer Foods	274.8	167.4	107.7
International and Away From Home	18.9	24.4	39.1
Total additions to property, plant, and equipment	$417.5	$306.7	$269.3
(A)Special project costs include certain divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs in the Statements of Consolidated Income. For more information, see Note 2: Integration and Restructuring Costs.
(B)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(C)Primarily represents unallocated corporate administrative expenses, mainly consisting of depreciation and software amortization.

The following table presents certain geographical information.

	Year Ended April 30,
	2022	2021	2020
Net sales:
United States	$7,469.6	$7,448.3	$7,247.9
International:
Canada	$439.6	$443.6	$445.3
All other international	89.7	110.8	107.8
Total international	$529.3	$554.4	$553.1
Total net sales	$7,998.9	$8,002.7	$7,801.0
Assets:
United States	$15,653.5	$15,879.7	$16,547.6
International:
Canada	$399.8	$402.7	$421.3
All other international	1.7	1.8	1.5
Total international	$401.5	$404.5	$422.8
Total assets	$16,055.0	$16,284.2	$16,970.4
Long-lived assets (excluding goodwill and other intangible assets):
United States	$2,331.2	$2,220.6	$2,209.9
International:
Canada	$45.7	$57.1	$54.3
All other international	—	—	—
Total international	$45.7	$57.1	$54.3
Total long-lived assets (excluding goodwill and other intangible assets)	$2,376.9	$2,277.7	$2,264.2
The following table presents product category information.

	Year Ended April 30,
	2022	2021	2020	Primary Reportable Segment (A)
Coffee	$2,804.7	$2,639.7	$2,475.4	U.S. Retail Coffee
Cat food	969.9	918.4	869.2	U.S. Retail Pet Foods
Pet snacks	944.9	907.3	849.7	U.S. Retail Pet Foods
Dog food	926.5	1,090.8	1,217.6	U.S. Retail Pet Foods
Peanut butter	801.1	796.1	730.6	U.S. Retail Consumer Foods
Frozen handheld	510.7	430.3	365.0	U.S. Retail Consumer Foods
Fruit spreads	386.5	385.9	370.3	U.S. Retail Consumer Foods
Portion control	158.2	120.5	153.3	Other (B)
Juices and beverages	106.3	139.0	125.7	U.S. Retail Consumer Foods
Baking mixes and ingredients	85.5	93.5	89.9	Other (B)
Shortening and oils	—	193.9	262.3	U.S. Retail Consumer Foods (C)
Other	304.6	287.3	292.0	Other (B)
Total net sales	$7,998.9	$8,002.7	$7,801.0
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.
(C)During 2021 and 2020, the net sales within this category were related to the divested Crisco business. For more information, see Note 3: Divestitures.

Sales to Walmart Inc. and subsidiaries amounted to 34 percent of net sales in 2022 and 32 percent of net sales in both 2021 and 2020. These sales are primarily included in our U.S. retail market segments. No other customer exceeded 10 percent of net sales for any year. Trade receivables – net at April 30, 2022 and 2021, included amounts due from Walmart Inc. and subsidiaries of $179.9 and $149.7, respectively.

Note 5: Earnings Per Share
We computed basic earnings per share under the two-class method for 2022, 2021, and 2020, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. For 2022, the computation of diluted earnings per share was more dilutive under the treasury stock method, as compared to the two-class method; therefore, the treasury stock method was used in accordance with FASB ASC 260, Earnings Per Share. Diluted earnings per share for 2021 and 2020 was computed under the two-class method.
The following table sets forth the computation of basic earnings per share and diluted earnings per share under the two-class method.

	Year Ended April 30,
	2022	2021	2020
Net income	$631.7	$876.3	$779.5
Less: Net income allocated to participating securities	1.8	3.7	4.4
Net income allocated to common stockholders	$629.9	$872.6	$775.1
Weighted-average common shares outstanding	107.9	112.0	113.4
Add: Dilutive effect of stock options	—	—	—
Weighted-average common shares outstanding – assuming dilution	107.9	112.0	113.4
Net income per common share	$5.84	$7.79	$6.84
Net income per common share – assuming dilution	$5.84	$7.79	$6.84
The following table sets forth the computation of diluted earnings per share under the treasury stock method for the year ended April 30, 2022.

Net income	$631.7
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	107.9
Add: Dilutive effect of stock options	—
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	0.5
Weighted-average common shares outstanding – assuming dilution	108.4
Net income per common share – assuming dilution	$5.83

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in our goodwill.

	U.S. Retail Pet Foods	U.S. Retail Coffee	U.S. Retail Consumer Foods	International and Away From Home	Total
Balance at May 1, 2020	$2,442.3	$2,090.9	$1,358.2	$413.1	$6,304.5
Divestitures	(74.1)	—	(210.7)	(16.9)	(301.7)
Other (A)	—	—	—	20.8	20.8
Balance at April 30, 2021	$2,368.2	$2,090.9	$1,147.5	$417.0	$6,023.6
Other (A)	—	—	—	(7.8)	(7.8)
Balance at April 30, 2022 (B)	$2,368.2	$2,090.9	$1,147.5	$409.2	$6,015.8
(A)The amounts classified as other represent foreign currency exchange adjustments.
(B)Included in goodwill as of April 30, 2022, are accumulated goodwill impairment charges of $242.9.

The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency exchange adjustments.

	April 30, 2022			April 30, 2021
	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,450.0	$1,724.8	$2,725.2	$4,471.1	$1,545.0	$2,926.1
Patents and technology	167.6	155.0	12.6	168.5	147.3	21.2
Trademarks	661.7	354.1	307.6	364.5	186.7	177.8
Total intangible assets subject to amortization	$5,279.3	$2,233.9	$3,045.4	$5,004.1	$1,879.0	$3,125.1
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$2,833.1	$226.3	$2,606.8	$3,141.1	$225.0	$2,916.1
Total other intangible assets	$8,112.4	$2,460.2	$5,652.2	$8,145.2	$2,104.0	$6,041.2
Amortization expense for finite-lived intangible assets was $222.5, $232.0, and $235.3 in 2022, 2021, and 2020, respectively. The weighted-average useful lives of the customer and contractual relationships, patents and technology, and trademarks are 24 years, 16 years, and 15 years, respectively. The weighted-average useful life of total finite-lived intangible assets is
23 years. Based on the carrying value of intangible assets subject to amortization at April 30, 2022, the estimated amortization expense is $222.5 for 2023, $218.4 for 2024, $215.3 for 2025, $213.6 for 2026, and $213.0 for 2027.

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1 and more often if indicators of impairment exist.

During the third quarter of 2022, we made certain strategic decisions related to our U.S. Retail Pet Foods segment in support of our continued focus on prioritizing and accelerating growth in dog snacks, driving momentum in cat food, and improving dog food performance, which will require further allocation of resources to support more strategic, faster growth opportunities. As a result, we completed an interim review to determine the impact these strategic decisions had on the fair value of the goodwill and certain indefinite-lived intangible assets within the U.S. Retail Pet Foods segment. We recognized an impairment charge of $150.4 related to the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment, primarily driven by the re-positioning of this brand within the Pet Foods brand portfolio, which led to a decline in the current and long-term net sales expectations and the royalty rate used in the valuation analysis. This charge was included as a noncash charge in our Statement of Consolidated Income. Additionally, we reassessed the long-term strategic expectations for the Rachael Ray Nutrish brand and reclassified this brand as a finite-lived intangible asset as of January 31, 2022.
As of February 1, 2022, we completed the annual impairment review, in which goodwill impairment was tested at the reporting unit level for our six reporting units with goodwill. As part of our annual evaluation, we did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets. The estimated fair value exceeded the carrying value by greater than 10 percent for all our goodwill and indefinite-lived intangible assets, with the exception of the Pet Foods reporting unit, for which its fair value exceeded its carrying value by approximately 6 percent. The carrying value of the goodwill within the U.S. Retail Pet Foods segment was $2.4 billion as of April 30, 2022, and remains susceptible to future impairment charges due to the narrow difference between fair value and carrying value. Additional sensitivity analyses were performed for the Pet Foods reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a hypothetical 50-basis-point increase in the weighted-average cost of capital. Both scenarios independently yielded an estimated fair value for the Pet Foods reporting unit below carrying value. Therefore, any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges, which could be material.

In addition, we continue to evaluate the nature and extent to which COVID-19 could impact our business, specifically as it relates to the fair value of our goodwill and indefinite-lived intangible assets. While we have concluded there were no indicators of impairment as of April 30, 2022, any significant sustained adverse change in our consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment.

During 2021, we recognized an impairment charge of $3.8 related to an immaterial trademark within the U.S. Retail Consumer Foods segment. During 2020, we recognized an impairment charge of $52.4 related to the divested Natural Balance brand within the U.S. Retail Pet Foods segment due to a decline in the 2020 and long-term net sales expectations and the royalty rate used in the interim analysis, primarily driven by the market environment and re-positioning of this brand within the Pet Foods brand portfolio. These charges were included as noncash charges in our Statements of Consolidated Income.
Note 7: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	April 30, 2022		April 30, 2021
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due October 15, 2021	$—	$—	$750.0	$753.5
3.00% Senior Notes due March 15, 2022	—	—	400.0	399.4
3.50% Senior Notes due March 15, 2025	1,000.0	997.6	1,000.0	996.8
3.38% Senior Notes due December 15, 2027	500.0	497.6	500.0	497.1
2.38% Senior Notes due March 15, 2030	500.0	496.2	500.0	495.7
2.13% Senior Notes due March 15, 2032	500.0	493.8	—	—
4.25% Senior Notes due March 15, 2035	650.0	644.7	650.0	644.3
2.75% Senior Notes due September 15, 2041	300.0	297.1	—	—
4.38% Senior Notes due March 15, 2045	600.0	587.6	600.0	587.1
3.55% Senior Notes due March 15, 2050	300.0	296.0	300.0	295.8
Total long-term debt	$4,350.0	$4,310.6	$4,700.0	$4,669.7
Current portion of long-term debt	—	—	1,150.0	1,152.9
Total long-term debt, less current portion	$4,350.0	$4,310.6	$3,550.0	$3,516.8
(A)    Represents the carrying amount included in the Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
During the second quarter of 2022, we completed an offering of $800.0 in Senior Notes due March 15, 2032, and September 15, 2041. The Senior Notes included $7.2 of capitalized debt issuance costs and $2.4 of offering discounts, which are amortized to interest expense over the life of the debt. The net proceeds from the offering were primarily used to repay $750.0 in principal of the Senior Notes due October 15, 2021. Furthermore, during the first quarter of 2022, we prepaid $400.0 in principal of the Senior Notes due March 15, 2022, and as a result, we recognized a net loss on extinguishment of $6.9, which primarily consisted of a make-whole payment and was included in other income (expense) – net in the Statement of Consolidated Income.

In August 2021, we entered into an unsecured revolving credit facility with a group of 11 banks, which provides for a revolving credit line of $2.0 billion and matures in August 2026, and terminated the previous $1.8 billion revolving credit facility. The new revolving credit facility included $4.3 of capitalized debt issuance costs, and is amortized to interest expense over the time for which the revolving credit facility is effective. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, LIBOR, Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We have not drawn upon the new revolving credit facility as of April 30, 2022, and did not have a balance outstanding under the previous revolving credit facility as of April 30, 2021.

We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion, which was increased from $1.8 billion in August 2021, in conjunction with entering into the $2.0 billion unsecured revolving credit facility. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2022 and 2021, we had

$180.0 and $82.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 0.65 percent and 0.17 percent, respectively.
In 2020, we completed an offering of $800.0 in Senior Notes due March 15, 2030, and March 15, 2050. A portion of the net proceeds from the offering was used to repay the $500.0 Senior Notes due March 15, 2020, with the balance being held as a cash equivalent to be used for general corporate purposes. Concurrent with the pricing of these Senior Notes, we terminated interest rate contracts that were designated as cash flow hedges and were used to manage our exposure to interest rate volatility associated with the anticipated debt financing. The termination resulted in a pre-tax loss of $239.8, which was deferred and included as a component of accumulated other comprehensive income (loss) and is amortized as interest expense over the life of the debt. For additional information, see Note 9: Derivative Financial Instruments.
All of our Senior Notes outstanding at April 30, 2022, are unsecured, and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
Interest paid totaled $155.2, $169.9, and $193.4 in 2022, 2021, and 2020, respectively. This differs from interest expense due to capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, payment of other debt fees, and the timing of interest payments.
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

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended April 30,			Year Ended April 30,
	2022	2021	2020	2022	2021	2020
Service cost	$1.7	$1.8	$1.6	$1.2	$1.8	$1.8
Interest cost	12.4	14.4	20.9	1.3	1.8	2.3
Expected return on plan assets	(15.9)	(19.3)	(24.1)	—	—	—
Amortization of prior service cost (credit)	0.9	0.9	0.9	(0.6)	(1.0)	(1.1)
Amortization of net actuarial loss (gain)	6.9	10.9	7.9	(0.4)	—	(0.3)
Settlement loss (gain)	10.8	35.5	0.1	—	—	—
Termination benefit cost	—	—	0.2	—	—	—
Net periodic benefit cost	$16.8	$44.2	$7.5	$1.5	$2.6	$2.7

Other changes in plan assets and benefit liabilities recognized in accumulated other comprehensive income (loss) before income taxes:
Prior service credit (cost) arising during the year	$(0.4)	$—	$—	$—	$—	$—
Net actuarial gain (loss) arising during the year	30.4	14.3	(51.6)	8.2	5.9	(4.4)
Amortization of prior service cost (credit)	0.9	0.9	0.9	(0.6)	(1.0)	(1.1)
Amortization of net actuarial loss (gain)	6.9	10.9	7.9	(0.4)	—	(0.3)
Settlement loss (gain)	10.8	35.5	0.1	—	—	—
Foreign currency translation	—	(1.5)	1.1	(0.1)	0.2	—
Net change for year	$48.6	$60.1	$(41.6)	$7.1	$5.1	$(5.8)

Weighted-average assumptions used in determining net periodic benefit costs:
U.S. plans:
Discount rate used to determine benefit obligation	3.13%	3.05%	3.99%	2.97%	2.98%	3.91%
Discount rate used to determine service cost	3.53	3.34	4.20	3.20	3.18	4.07
Discount rate used to determine interest cost	2.40	2.54	3.61	2.07	2.42	3.47
Expected return on plan assets	4.59	4.96	5.28	—	—	—
Rate of compensation increase	3.55	3.58	3.56	—	—	—
Canadian plans:
Discount rate used to determine benefit obligation	2.15%	2.95%	3.21%	3.03%	2.93%	3.19%
Discount rate used to determine service cost	—	3.06	3.29	3.52	3.19	3.44
Discount rate used to determine interest cost	1.95	2.47	2.86	2.32	2.46	2.86
Expected return on plan assets	1.70	3.00	5.00	—	—	—
Rate of compensation increase	—	3.00	3.00	—	—	—
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

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$546.8	$652.3	$69.6	$74.5
Service cost	1.7	1.8	1.2	1.8
Interest cost	12.4	14.4	1.3	1.8
Amendments	0.4	—	—	—
Actuarial loss (gain) (A)	(62.4)	10.8	(8.2)	(5.9)
Benefits paid	(25.4)	(35.9)	(4.1)	(3.4)
Settlement	(44.1)	(101.2)	—	—
Foreign currency translation adjustments	—	4.6	(0.1)	0.8
Benefit obligation at end of year	$429.4	$546.8	$59.7	$69.6
Change in plan assets:
Fair value of plan assets at beginning of year	$397.8	$471.6	$—	$—
Actual return on plan assets	(16.1)	44.5	—	—
Company contributions	5.3	13.1	4.1	3.4
Benefits paid	(25.4)	(35.9)	(4.1)	(3.4)
Settlement	(44.1)	(101.2)	—	—
Foreign currency translation adjustments	(0.4)	5.7	—	—
Fair value of plan assets at end of year	$317.1	$397.8	$—	$—
Funded status of the plans	$(112.3)	$(149.0)	$(59.7)	$(69.6)
Defined benefit pensions	$(114.9)	$(151.9)	$—	$—
Other noncurrent assets	6.6	7.5	—	—
Accrued compensation	(4.0)	(4.6)	(5.5)	(5.3)
Other postretirement benefits	—	—	(54.2)	(64.3)
Net benefit liability	$(112.3)	$(149.0)	$(59.7)	$(69.6)
(A) The actuarial losses and gains for our defined benefit pension plans and other postretirement benefits were primarily due to changes in the discount rates used in determining the plan obligations.
The following table summarizes amounts recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, before income taxes.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2022	2021	2022	2021
Net actuarial gain (loss)	$(92.4)	$(140.5)	$19.3	$11.6
Prior service credit (cost)	(1.2)	(1.7)	3.1	3.7
Total recognized in accumulated other comprehensive income (loss)	$(93.6)	$(142.2)	$22.4	$15.3

The following table sets forth the weighted-average assumptions used in determining the benefit obligations.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2022	2021	2022	2021
U.S. plans:
Discount rate	4.59%	3.13%	4.52%	2.97%
Rate of compensation increase	3.55	3.55	—	—
Interest crediting rate	4.50	4.50	—	—
Canadian plans:
Discount rate	2.41%	2.15%	4.50%	3.03%
For 2023, the assumed health care trend rates are 6.5 percent and 4.5 percent for the U.S. and Canadian plans, respectively. The rate for participants under age 65 is assumed to decrease to 5.0 percent in 2032 for the U.S. plan and remain at 4.5 percent for the Canadian plan. The health care cost trend rate assumption impacts the amount of the other postretirement benefits obligation and periodic other postretirement benefits cost reported.
The following table sets forth selective information pertaining to our Canadian pension and other postretirement benefit plans, which is included in the consolidated information presented on pages 68 and 69.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2022	2021	2022	2021
Benefit obligation at end of year	$2.0	$2.0	$4.9	$6.1
Fair value of plan assets at end of year	8.1	8.9	—	—
Funded status of the plans	$6.1	$6.9	$(4.9)	$(6.1)
Components of net periodic benefit cost:
Interest cost	0.1	0.9	0.1	0.2
Expected return on plan assets	0.1	(1.1)	—	—
Amortization of net actuarial loss (gain)	—	0.4	(0.1)	—
Settlement loss (gain)	—	29.6	—	—
Net periodic benefit cost (credit)	$0.2	$29.8	$—	$0.2
Changes in plan assets:
Actual return on plan assets	$0.3	$0.9	$—	$—
Company contributions	(0.4)	(1.1)	0.4	0.4
Benefits paid	(0.3)	(4.4)	(0.4)	(0.4)
Settlement	—	(83.2)	—	—
Foreign currency translation	(0.4)	5.7	—	—
During 2021, we transferred $82.6 in obligations as part of the Canadian buy-out contract. The group annuity contract was purchased using assets from the pension trust. As a result of this transaction, during 2021, we recognized a noncash pre-tax settlement charge of $29.6 to accelerate the unrecognized losses within accumulated other comprehensive income (loss) that would have otherwise been recognized in subsequent periods. This settlement charge was included within other income (expense) – net in the Statement of Consolidated Income. We did not recognize any additional charges related to the Canadian buy-out contract during 2022. We expect to finalize the wind-up of the Canadian pension plan impacted by the buy-out in 2023, and anticipate a minimal settlement charge associated with the wind-up.

The following table sets forth additional information related to our defined benefit pension plans.

	April 30,
	2022	2021
Accumulated benefit obligation for all pension plans	$423.9	$538.3
Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$422.4	$536.9
Fair value of plan assets	309.0	388.9
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$427.8	$545.4
Fair value of plan assets	309.0	388.9
We employ a total return on investment approach for the defined benefit pension plans’ assets. A mix of equity, fixed-income, and alternative investments is used to maximize the long-term rate of return on assets for the level of risk. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, we consider the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. The actual rate of return was (4.6) percent and 12.9 percent for the years ended April 30, 2022 and 2021, respectively, which excludes administrative and investment expenses.
Our current investment policy is to invest approximately 63 percent of assets in fixed-income securities, with the remaining invested primarily in equity securities.
The following tables summarize the major asset classes for the U.S. and Canadian defined benefit pension plans and the levels within the fair value hierarchy for those assets measured at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2022
Cash and cash equivalents (A)	$8.1	$—	$—	$8.1
Equity securities:
U.S. (B)	29.8	—	—	29.8
International (C)	33.3	—	—	33.3
Fixed-income securities:
Bonds (D)	187.3	—	—	187.3
Fixed income (E)	6.6	—	—	6.6
Other types of investments (F)	—	50.9	—	50.9
Total financial assets measured at fair value	$265.1	$50.9	$—	$316.0
Total financial assets measured at net asset value (G)				1.1
Total plan assets				$317.1

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2021
Cash and cash equivalents (A)	$10.1	$—	$—	$10.1
Equity securities:
U.S. (B)	49.9	—	—	49.9
International (C)	57.4	—	—	57.4
Fixed-income securities:
Bonds (D)	224.5	—	—	224.5
Fixed income (E)	13.6	—	—	13.6
Other types of investments (F)	—	39.9	—	39.9
Total financial assets measured at fair value	$355.5	$39.9	$—	$395.4
Total financial assets measured at net asset value (G)				2.4
Total plan assets				$397.8

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
(E)    This category is composed of fixed-income funds that invest primarily in government-related bonds of non-U.S. issuers and include investments in the Canadian, as well as emerging, markets. These assets are valued using quoted market prices for identical securities in active markets and are classified as Level 1 assets.
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
In 2023, we expect to make contributions of $80.0 to increase funding for our U.S. qualified defined benefit pension plans, while making direct benefit payments of approximately $9.6. Further, we expect the following payments to be made from the defined benefit pension and other postretirement benefit plans: $44.0 in 2023, $41.0 in 2024, $38.3 in 2025, $36.9 in 2026, $35.8 in 2027, and $176.0 in 2028 through 2032.
Multi-Employer Pension Plan: We participate in one multi-employer pension plan, the Bakery and Confectionery Union and Industry International Pension Fund (“Bakery and Confectionery Union Fund”) (52-6118572), which provides defined benefits to certain union employees. During 2022 and 2021, a total of $2.6 and $2.5 was contributed to the plan, respectively, and we anticipate contributions of $2.5 in 2023.
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
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year-end, not our fiscal year-end. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. During calendar year 2021, the Bakery and Confectionery Union Fund was in Red Zone status, as the current funding status was 48.5 percent. A funding improvement plan, or rehabilitation plan, has been implemented.
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

Interest Rate Derivatives: We utilize derivative instruments to manage interest rate risk associated with anticipated debt transactions, as well as to manage changes in the fair value of our long-term debt. At the inception of an interest rate contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are typically deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.

The following table presents the gross notional value of outstanding derivative contracts.

	Year Ended April 30,
	2022	2021
Commodity contracts	$2,086.2	$861.0
Foreign currency exchange contracts	91.3	88.4

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Consolidated Balance     Sheets.

	April 30, 2022
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$45.4	$22.3	$—	$—
Foreign currency exchange contracts	1.7	—	—	—
Total derivative instruments	$47.1	$22.3	$—	$—

	April 30, 2021
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$52.6	$13.2	$—	$—
Foreign currency exchange contracts	0.1	3.7	—	—
Total derivative instruments	$52.7	$16.9	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. At April 30, 2022, our cash margin accounts represented collateral pledged of $54.6, and at April 30, 2021, our cash margin accounts represented collateral received of $10.8, included in other current assets in the Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Statements of Consolidated Cash Flows.
Economic Hedges

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Year Ended April 30,
	2022	2021	2020
Derivative gains (losses) on commodity contracts	$74.1	$101.4	$(31.4)
Derivative gains (losses) on foreign currency exchange contracts	4.2	(8.8)	2.3
Total derivative gains (losses) recognized in cost of products sold	$78.3	$92.6	$(29.1)
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

	Year Ended April 30,
	2022	2021	2020
Net derivative gains (losses) recognized and classified as unallocated	$78.3	$92.6	$(29.1)
Less: Net derivative gains (losses) reclassified to segment operating profit	101.7	(1.0)	(48.7)
Change in net cumulative unallocated derivative gains and losses	$(23.4)	$93.6	$19.6
The net cumulative unallocated derivative gains were $37.3 and $60.7 at April 30, 2022 and 2021, respectively.

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
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Year Ended April 30,
	2022	2021	2020
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$(190.7)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(13.7)	(13.8)	(2.1)
Less: Gains (losses) reclassified from accumulated other comprehensive income to other (expense) – net (B)	0.6	—	—
Change in accumulated other comprehensive income (loss)	$13.1	$13.8	$(188.6)
(A)Interest expense – net, as presented in the Statements of Consolidated Income, was $160.9, $177.1, and $189.2 in 2022, 2021, and 2020, respectively.
(B)Other expense – net, as presented in the Statements of Consolidated Income, was $19.1, $37.8, and $7.2 in 2022, 2021, and 2020, respectively. The reclassification is related to the debt extinguishment during 2022, as discussed in Note 7: Debt and Financing Arrangements.

Included as a component of accumulated other comprehensive income (loss) at April 30, 2022 and 2021, were deferred net pre-tax losses of $214.2 and $227.3, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $50.3 and $52.5 at April 30, 2022 and 2021, respectively. Approximately $13.5 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

Fair Value Hedges
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and was recognized over the life of the debt as a reduction of interest expense. As of the second quarter of 2022, we had fully recognized the gain of $53.5, of which $4.0, $8.4, and $8.1 were recognized in 2022, 2021, and 2020, respectively.

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

The following table provides information on the carrying amounts and fair values of our financial instruments.

	April 30, 2022		April 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$26.6	$26.6	$31.0	$31.0
Derivative financial instruments – net	24.8	24.8	35.8	35.8
Total long-term debt	(4,310.6)	(3,977.7)	(4,669.7)	(5,034.5)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2022
Marketable securities and other investments: (A)
Equity mutual funds	$5.7	$—	$—	$5.7
Municipal obligations	—	19.9	—	19.9
Money market funds	1.0	—	—	1.0
Derivative financial instruments: (B)
Commodity contracts – net	23.4	(0.3)	—	23.1
Foreign currency exchange contracts – net	0.2	1.5	—	1.7
Total long-term debt (C)	(3,977.7)	—	—	(3,977.7)
Total financial instruments measured at fair value	$(3,947.4)	$21.1	$—	$(3,926.3)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2021
Marketable securities and other investments: (A)
Equity mutual funds	$6.3	$—	$—	$6.3
Municipal obligations	—	24.4	—	24.4
Money market funds	0.3	—	—	0.3
Derivative financial instruments: (B)
Commodity contracts – net	39.4	—	—	39.4
Foreign currency exchange contracts – net	(0.4)	(3.2)	—	(3.6)
Total long-term debt (C)	(5,034.5)	—	—	(5,034.5)
Total financial instruments measured at fair value	$(4,988.9)	$21.2	$—	$(4,967.7)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of April 30, 2022, our municipal obligations are scheduled to mature as follows: $0.2 in 2023, $1.9 in 2024, $1.8 in 2025, $2.1 in 2026, $4.4 in 2027, and the remaining $9.5 in 2028 and beyond. For additional information, see Marketable Securities and Other Investments in Note 1: Accounting Policies.
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
We recognized an impairment charge of $150.4 during 2022 related to the Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment. During 2021, we recognized an impairment charge of $3.8 related to an immaterial trademark within the U.S. Retail Consumer Foods segment, and in 2020, we recognized an impairment charge of $52.4 related to the divested Natural Balance brand within the U.S. Retail Pet Foods segment. These charges were included as noncash charges in our Statements of Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the indefinite-lived trademarks. For additional information, see Goodwill and Other Intangible Assets in Note 1: Accounting Policies and Note 6: Goodwill and Other Intangible Assets.
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
Because the interest rate implicit in the lease cannot be readily determined for the majority of our leases, we utilize our incremental borrowing rate to present value lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate. As of April 30, 2022, we have entered into a lease commitment related to a commercial building, which will be used for fruit processing, and begin during the first quarter of 2023.
The following table sets forth the right-of-use assets and lease liabilities recognized in the Consolidated Balance Sheets.

	Year Ended April 30,
	2022	2021
Operating lease right-of-use assets	$106.5	$142.0
Operating lease liabilities:
Current operating lease liabilities	$40.1	$41.1
Noncurrent operating lease liabilities	76.2	112.8
Total operating lease liabilities	$116.3	$153.9

Finance lease right-of-use assets:
Machinery and equipment	$8.1	$9.8
Accumulated depreciation	(4.3)	(5.5)
Total property, plant, and equipment	$3.8	$4.3
Finance lease liabilities:
Other current liabilities	$1.4	$1.8
Other noncurrent liabilities	2.5	2.5
Total finance lease liabilities	$3.9	$4.3

The following table summarizes the components of lease expense.

	Year Ended April 30,
	2022	2021	2020
Operating lease cost	$43.8	$45.4	$51.7
Finance lease cost:
Amortization of right-of-use assets	2.0	2.4	2.8
Interest on lease liabilities	0.1	0.1	0.2
Variable lease cost	21.6	23.2	22.9
Short-term lease cost	43.5	37.6	35.2
Sublease income	(1.5)	(3.7)	(4.3)
Net lease cost	$109.5	$105.0	$108.5
The following table sets forth cash flow and noncash information related to leases.

	Year Ended April 30,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45.6	$45.7	$50.8
Operating cash flows from finance leases	0.1	0.2	0.2
Financing cash flows from finance leases	2.1	2.6	2.8
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	7.2	34.8	57.0
Finance leases	1.8	1.1	2.6
The following table summarizes the maturity of our lease liabilities by fiscal year.

	April 30, 2022
	Operating Leases	Finance Leases
2023	$42.2	$1.4
2024	30.6	1.1
2025	21.6	0.8
2026	18.9	0.4
2027	5.4	0.1
2028 and beyond	2.7	0.2
Total undiscounted minimum lease payments	$121.4	$4.0
Less: Imputed interest	5.1	0.1
Lease liabilities	$116.3	$3.9
The following table sets forth the weighted average remaining lease term and discount rate.

	Year Ended April 30,
	2022	2021
Weighted average remaining lease term (in years):
Operating leases	3.6	4.4
Finance leases	3.3	3.1

Weighted average discount rate:
Operating leases	2.5%	2.5%
Finance leases	2.1%	2.6%

Note 12: Share-Based Payments

We provide for equity-based incentives to be awarded to key employees and non-employee directors. Currently, these incentives consist of restricted shares, restricted stock units (which may also be referred to as deferred stock units), performance units, and stock options. During 2022, these awards were administered through the 2020 Equity and Incentive Compensation Plan (the “2020 Plan”), which was approved by our shareholders in August 2020. The previous 2010 Equity and Incentive Compensation Plan (the “2010 Plan”) expired and the 2020 Plan became effective in November 2020, at which time the common shares remaining available for issuance under the 2010 Plan were transferred to the 2020 Plan. During 2021, awards were administered through the 2010 Plan and the 2020 Plan. Awards under these plans may be in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units, incentive awards, and other share-based awards, and they may be granted to our non-employee directors, consultants, officers, and other employees. Deferred stock units granted to non-employee directors vest immediately and, along with dividends credited on those deferred stock units, are paid out in the form of common shares upon termination of service as a non-employee director. At April 30, 2022, there were 4,247,728 shares available for future issuance under the 2020 Plan.
Under the 2020 Plan, we have the option to settle share-based awards by issuing common shares from treasury, issuing new Company common shares, or issuing a combination of common shares from treasury and new Company common shares.
Stock Options: Under the 2020 Plan, we granted 152,971 stock options during 2022, and under the 2010 Plan, we granted 296,619 and 193,831 stock options during 2021 and 2020, respectively. Stock options granted in 2022, 2021, and 2020 vest ratably over a period of three years. The exercise price of all stock options granted was equal to the market value of the shares on the date of grant, and all stock options granted and outstanding have a contractual term of 10 years.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted:

	2022	2021	2020
Expected volatility (%)	24.0%	23.0%	20.1%
Dividend yield (%)	2.7%	3.2%	2.8%
Risk-free interest rate (%)	1.0%	0.4%	1.9%
Expected life of stock options (years)	6.0	6.0	6.0
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
The following table is a summary of our stock option activity.

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at May 1, 2021	720,083	$113.48
Granted	152,971	135.53
Exercised	(145,312)	112.22
Outstanding at April 30, 2022	727,742	$118.37
Exercisable at April 30, 2022	343,526	$115.23
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. The total intrinsic value for stock options outstanding and exercisable was $13.5 and $7.5 at
April 30, 2022, respectively, with an average remaining contractual term of 7.0 years and 5.4 years, respectively. The total intrinsic value of stock options exercised during 2022, 2021, and 2020 was $3.6, $0.6, and $0.2, respectively. The closing market price of our common stock on the last trading day of 2022 was $136.93 per share. The stock options granted during 2022 have a weighted-average grant date fair value of $22.46 per option.
Compensation cost related to stock options is recognized ratably over the service period from the grant date through the end of the requisite service period. During 2022, 2021 and 2020, we recognized compensation cost of $3.0, $2.3, and $1.3, respectively. The tax benefit related to the stock option expense was $0.7, $0.5, and $0.3 for 2022, 2021, and 2020, respectively. As of April 30, 2022, we had unrecognized compensation cost of $3.8 related to the stock options that were granted in 2022, 2021, and 2020.
Cash received from stock option exercises was $16.3, $4.5, and $7.1 for the years ended April 30, 2022, 2021, and 2020, respectively.
Other Equity Awards: The following table is a summary of our restricted shares, deferred stock units, and performance units.

	Restricted Shares and Deferred Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at May 1, 2021	598,738	$116.54	325,453	$118.21
Granted	66,514	135.10	171,907	135.53
Vested	(179,584)	121.07	—	—
Forfeited	(54,613)	118.71	(34,883)	123.90
Outstanding at April 30, 2022	431,055	$117.24	462,477	$124.22
The weighted-average grant date fair value of equity awards other than stock options that vested in 2022, 2021, and 2020 was $21.7, $23.1, and $14.7, respectively. The weighted-average grant date fair value of restricted shares, deferred stock units, and performance units is the average of the high and the low share price on the date of grant. The vesting date fair value of equity awards other than stock options that vested in 2022, 2021, and 2020 was $24.0, $19.7, and $14.5, respectively. The following table summarizes the weighted-average fair values of the equity awards granted.

Year Ended April 30,	Restricted Shares and Deferred Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Units	Weighted- Average Grant Date Fair Value Per Share
2022	66,514	$135.10	171,907	$135.53
2021	83,188	110.66	194,786	113.70
2020	245,945	121.19	168,212	123.68
The restricted shares and deferred stock units granted in 2022, 2021, and 2020 under our new long-term incentive compensation program vest ratably over three years from the date of grant. The remaining restricted shares and deferred stock units generally vest over four years from the date of grant or upon the attainment of a defined age and years of service, subject to certain retention requirements. The performance units granted in 2022, 2021, and 2020 vest three years from the date of grant and are converted to common shares upon vesting based on the performance achieved during the service period. The performance goal for the performance units is based on adjusted earnings per share and return on invested capital targets. Dividend equivalents are accumulated on the performance units from the date of grant, but participants only receive payment if the awards vest.
Note 13: Income Taxes

Income before income taxes is as follows:

	Year Ended April 30,
	2022	2021	2020
Domestic	$806.0	$1,176.6	$986.7
Foreign	37.8	(4.7)	40.0
Income before income taxes	$843.8	$1,171.9	$1,026.7

The components of the provision for income taxes are as follows:

	Year Ended April 30,
	2022	2021	2020
Current:
Federal	$201.8	$251.3	$188.7
Foreign	9.2	11.7	8.5
State and local	39.0	46.7	42.4
Deferred:
Federal	(48.1)	(3.3)	7.1
Foreign	0.3	(7.9)	0.6
State and local	9.9	(2.9)	(0.1)
Total income tax expense (benefit)	$212.1	$295.6	$247.2
A reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows:

	Year Ended April 30,
(Percent of Pre-tax Income)	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Sale of the Crisco business	—	4.5	—
Sale of the Natural Balance business	—	(3.0)	—
State and local income taxes	2.6	2.9	3.3
Deferred tax expense from internal restructuring	2.0	—	—
Other items – net	(0.5)	(0.2)	(0.2)
Effective income tax rate	25.1%	25.2%	24.1%
Income taxes paid	$233.0	$333.2	$227.1
The income tax expense of $212.1 for 2022 includes an unfavorable deferred tax impact, primarily related to an internal legal entity simplification in the third quarter to support multiple work locations for office-based employees and our continued strategic activities. The income tax expense of $295.6 for 2021 includes the permanent tax impacts associated with the sale of the Crisco and Natural Balance businesses.

During calendar 2020, the Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act of 2021 were enacted in response to the COVID-19 pandemic and economic downturn. These statutes included rollbacks of certain provisions of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), tax extenders for expiring tax breaks, and other tax provisions, which had minimal impact to us. We continue to monitor any future legislative actions in response to COVID-19 and other policy initiatives for their respective impacts on our income taxes at the time such legislative changes are enacted.

We are a voluntary participant in the Compliance Assurance Process (“CAP”) program offered by the IRS and are currently under a CAP examination for the tax years ended April 30, 2019 through April 30, 2023. The tax years prior to 2019 are no longer subject to U.S. federal tax examination. With limited exceptions, we are no longer subject to examination for state and local jurisdictions for the tax years prior to 2018 and for the tax years prior to 2015 for foreign jurisdictions.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of our deferred tax assets and liabilities are as follows:

	April 30,
	2022	2021
Deferred tax liabilities:
Intangible assets	$1,303.5	$1,347.4
Property, plant, and equipment	174.7	187.9
Leases	21.8	27.4
Other	19.2	16.2
Total deferred tax liabilities	$1,519.2	$1,578.9
Deferred tax assets:
Post-employment and other employee benefits	$66.2	$103.6
Tax credit and loss carryforwards	27.8	28.3
Intangible assets	15.9	17.1
Hedging transactions	47.6	43.4
Leases	23.5	29.4
Other	42.3	38.5
Total deferred tax assets	$223.3	$260.3
Valuation allowance	(29.9)	(30.7)
Total deferred tax assets, less allowance	$193.4	$229.6
Net deferred tax liability	$1,325.8	$1,349.3

We evaluate the realizability of deferred tax assets for each of the jurisdictions in which we operate. The total valuation allowance decreased by an immaterial amount during the year.

We did not repatriate foreign cash to the U.S. during 2022. We returned $100.0 of foreign cash to the U.S. from Canada during 2021, net of $5.0 of foreign withholding taxes and insignificant U.S. federal and state income taxes. Consistent with the prior year, as of April 30, 2022, we have determined that a portion of our undistributed earnings, in Canada, is not permanently reinvested, resulting in the recognition of an immaterial deferred tax liability. Deferred income taxes have not been provided on approximately $30.0 of the remaining temporary differences of our foreign subsidiaries, primarily Canada, that are determined to be permanently reinvested, the tax effects of which are immaterial.
Our unrecognized tax benefits were $6.5, $10.2, and $13.1, of which $5.1, $8.1, and $10.5 would affect the effective income tax rate, if recognized, as of April 30, 2022, 2021, and 2020, respectively.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $1.2, primarily as a result of the expiration of statute of limitation periods.
A reconciliation of our unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at May 1,	$10.2	$13.1	$15.0
Increases:
Current year tax positions	0.1	0.7	1.4
Prior year tax positions	0.2	—	0.2
Decreases:
Expiration of statute of limitations periods	4.0	2.6	3.5
Prior year tax positions	—	1.0	—
Balance at April 30,	$6.5	$10.2	$13.1

Note 14: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2019	$(35.5)	$(40.4)	$(110.0)	$4.1	$(181.8)
Reclassification adjustments	—	2.1	7.4	—	9.5
Current period credit (charge)	(15.0)	(190.7)	(54.8)	(0.4)	(260.9)
Income tax benefit (expense)	—	43.4	10.7	0.1	54.2
Balance at April 30, 2020	$(50.5)	$(185.6)	$(146.7)	$3.8	$(379.0)
Reclassification adjustments	—	13.8	46.3	—	60.1
Current period credit (charge)	41.5	—	18.9	(0.1)	60.3
Income tax benefit (expense)	—	(3.0)	(15.8)	—	(18.8)
Balance at April 30, 2021	$(9.0)	$(174.8)	$(97.3)	$3.7	$(277.4)
Reclassification adjustments	—	13.1	17.6	—	30.7
Current period credit (charge)	(12.1)	—	38.1	(2.5)	23.5
Income tax benefit (expense)	—	(2.2)	(12.6)	0.6	(14.2)
Balance at April 30, 2022	$(21.1)	$(163.9)	$(54.2)	$1.8	$(237.4)
(A)The reclassification is composed of deferred gains (losses) related to terminated interest rate contracts. During 2022, 2021, and 2020, the reclassification was primarily from accumulated other comprehensive income (loss) to interest expense. In addition, during 2022, a portion of the reclassification was to other income (expense) – net, which was driven by the prepayment of the Senior Notes due March 15, 2022. The current period charge in 2020 relates to losses on the interest rate contracts entered into in November 2018 and June 2018 that were terminated in 2020. For additional information, see Note 9: Derivative Financial Instruments.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. The reclassification in 2021 primarily includes the impact of the nonrecurring settlement charges related to the Canadian buy-out contract. For additional information, see Note 8: Pensions and Other Postretirement Benefits.

Note 15: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2022. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are currently a defendant in CERT v. Brad Barry LLC, et al., which alleges that we, in addition to the other Defendants who manufacture, package, distribute, or sell packaged coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. CERT sought equitable relief, including warnings to consumers, as well as civil penalties in the amount of the statutory maximum of $2,500 per day per violation of Proposition 65. In addition, CERT asserted that every consumed cup of coffee, absent a compliant warning, was equivalent to a violation under Proposition 65. In June 2019, the state agency responsible for administering the Proposition 65 program, OEHHA, approved a regulation clarifying that cancer warnings are not required for coffee under Proposition 65, and in August 2020, the trial court granted the Defendants’ motion for summary judgment based on the regulation. CERT appealed the ruling in November 2020 to the California Court of Appeals for the Second Appellate District, which is currently pending.

We are also defendants in a series of putative class action lawsuits that were originally filed in federal courts in California, Florida, Illinois, Missouri, New York, Texas, Washington, and Washington D.C. but have been transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products.

The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2022, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.

Product Recall: Subsequent to April 30, 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky, facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility. No other products produced at our other facilities were affected by this recall. As a result, and in accordance with U.S. GAAP, we recorded reserves of $52.3 in our consolidated financial statements as of April 30, 2022, within our U.S. Retail Consumer Foods segment, which was inclusive of unsaleable inventory as of April 30, 2022, as well as estimated customer returns and consumer refunds related to net sales in 2022. We anticipate these costs will be recovered by insurance, and as a result, an insurance receivable of $49.8, net of the deductible, was also recorded as of April 30, 2022.

On June 10, 2022, we announced our plans to resume manufacturing Jif peanut butter products at our Lexington facility. Further, our Memphis, Tennessee, facility was not affected by the recall and has continued to manufacture Jif peanut butter products. However, we temporarily paused shipments from the Memphis facility to eliminate confusion while customers cleared their shelves of potentially impacted products manufactured at the Lexington facility. We will resume shipping from both the Lexington and Memphis facilities and are partnering with retailers to restock Jif peanut butter products as soon as possible. Based on progress to date, we believe this matter will be substantially resolved during the first quarter of 2023. Based on our best estimates, we anticipate an unfavorable pre-tax impact of approximately $125.0 in 2023, net of the remaining anticipated insurance recoveries, primarily related to the estimated impact of manufacturing downtime, customer returns and penalties, and unsaleable inventory, as well as other recall related costs. The recall will primarily impact our U.S. Retail Consumer Foods segment. Our ultimate loss from the Jif peanut butter recall could differ materially from these estimates, primarily dependent upon the magnitude of lost sales resulting from the unavailability of products for a longer period of time than anticipated, as well as any resulting adverse consumer reaction, including the loss of perceived value and any shift in consumer preferences.

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
Repurchase Programs: On October 22, 2021, the Board authorized the repurchase of up to 5.0 million common shares, in addition to the 2.8 million common shares that remained available for repurchase pursuant to prior authorization of the Board, for a total of 7.8 million common shares available for repurchase. Under the repurchase program, a total of 2.0 million common shares were repurchased for $262.5 during 2022, and a total of 5.8 million common shares were repurchased for $671.9 during 2021. All other share repurchases during 2022 and 2021 consisted of shares repurchased from stock plan recipients in lieu of cash payments. At April 30, 2022, approximately 5.8 million common shares remain available for repurchase pursuant to the Board’s authorizations.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2022 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2022. The information required by this Item as to the executive officers of the Company is incorporated herein by reference to Part I, Item 1 in this Annual Report on Form 10-K.
The Board has adopted a Code of Conduct, last revised April 2022, which applies to our directors, principal executive officer, and principal financial and accounting officer. The Board has adopted charters for each of the Audit, Executive Compensation, and Nominating, Governance, and Corporate Responsibility Committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on our website (investors.jmsmucker.com/governance-documents).
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2022.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Corporate Governance” and “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2022.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2022.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:
See the Index to Financial Statements on page 43 of this Annual Report on Form 10-K.
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

3.1	Amended Articles of Incorporation of The J. M. Smucker Company
3.2	Amended Regulations of the J. M. Smucker Company (as Amended February 4, 2022)
4.1	Description of Capital Stock
4.2	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association
4.3	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the guarantors party thereto, and U.S. Bank National Association
4.4	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee
4.5	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.6	Second Supplemental Indenture, dated as of December 7, 2017, between the Company and U.S. Bank National Association, as trustee
4.7	Third Supplemental Indenture, dated as of March 9, 2020, between the Company and U.S. Bank National Association.
4.8	Fourth Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association
4.9	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among the administrative agents and other parties identified therein
10.1	Nonemployee Director Stock Plan dated January 1, 1997*
10.2	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*
10.3	Amendment No. 1 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of June 17, 2020*
10.4	The J. M. Smucker Company Voluntary Deferred Compensation Plan, Amended and Restated as of December 1, 2012*
10.5	Amendment No. 1 to The J. M. Smucker Company Voluntary Deferred Compensation Plan, dated as of June 17, 2020*
10.6	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006*
10.7	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.8	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.9	The J. M. Smucker Company 2020 Equity and Incentive Compensation Plan*
10.10	Form of Restricted Stock Agreement*
10.11	Form of Deferred Stock Units Agreement*

Exhibit Number	Exhibit Description
10.12	Form of Special One-Time Grant of Restricted Stock Agreement*
10.13	Form of Restricted Stock Agreement*
10.14	Form of Special One-Time Grant of Restricted Stock Agreement*
10.15	Form of Special One-Time Grant of Deferred Stock Units Agreement*
10.16	Form of Restricted Stock Agreement*
10.17	Form of Deferred Stock Units Agreement*
10.18	Form of Performance Units Agreement*
10.19	Form of Restricted Stock Agreement*
10.20	Form of Deferred Stock Units Agreement*
10.21	Form of Deferred Stock Units Agreement*
10.22	Form of Restricted Stock Agreement*
10.23	Form of Deferred Stock Units Agreement*
10.24	Form of Performance Units Agreement*
10.25	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.26	Form of Special One-Time Grant of Restricted Stock Agreement (4-year Cliff Vest)*
10.27	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.28	Form of Special One-Time Grant of Restricted Stock Agreement (Age 60 Vest)*
10.29	Form of Performance Units Agreement*
10.30	Form of Nonstatutory Stock Option Agreement*
10.31	Form of Nonstatutory Stock Option Agreement*
10.32	Form of Nonstatutory Stock Option Agreement*
10.33	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (three-year vesting)*
10.34	Employment Offer, dated February 28, 2020, between the Company and John P. Brase*
10.35	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007)*
10.36	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014)*
10.37	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2021)*
10.38	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, Restated Effective May 1, 2015*
10.39	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*
10.40	Amendment No. 2 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of May 1, 2017*
10.41	Amendment No. 3 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of June 17, 2020*
10.42	The J. M. Smucker Company Restoration Plan, Amended and Restated Effective January 1, 2013*
10.43	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015*
10.44	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*
10.45	Amendment No. 3 to The J. M. Smucker Company Restoration Plan, dated as of January 1, 2017*
10.46	Amendment No. 4 to The J. M. Smucker Company Restoration Plan, dated as of June 17, 2020*
10.47	The J.M. Smucker Company Executive Severance Plan.
10.48	Form of Amended and Restated Change in Control Severance Agreement between the Company and the Officer party thereto*
10.49	Form of Indemnity Agreement between the Company and the Officer party thereto*

Exhibit Number	Exhibit Description
10.50	The J. M. Smucker Company 1998 Equity and Performance Incentive Plan (Amended and Restated Effective June 6, 2005)*
10.51	Tax Matters Agreement between The Procter & Gamble Company, The Folgers Coffee Company, and the Company, dated November 6, 2008
10.52	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008
10.53
Revolving Credit Agreement, dated as of September 1, 2017, by and among the Company, Smucker Foods of Canada Corp., a federally incorporated Canadian corporation, Bank of America, N.A., as administrative agent, and the several financial institutions from time to time party thereto

10.54
Amendment No. 1 to Credit Agreement dated as of April 27, 2018, to the Revolving Credit Agreement, dated as of September 1, 2017, among the Company and Smucker Foods of Canada Corp., as borrowers, the lenders party thereto, and Bank of America, N.A., as administrative agent

10.55
Revolving Credit Agreement, dated as of August 19, 2021, by and among The J.M. Smucker Company, Smucker Foods of Canada Corp., Bank of America, N.A., as Administrative Agent, and the several financial institutions and U.S. subsidiaries of the Company from time to time party thereto

10.56	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended April 30, 2022, formatted in Inline XBRL

* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2022	The J. M. Smucker Company

/s/ Tucker H. Marshall
	By:	Tucker H. Marshall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Mark T. Smucker	President and Chief Executive Officer and Director (Principal Executive Officer)	June 16, 2022
/s/ Tucker H. Marshall
Tucker H. Marshall	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 16, 2022
*
Timothy P. Smucker	Chairman Emeritus	June 16, 2022
*
Richard K. Smucker	Executive Chairman	June 16, 2022
*
Susan E. Chapman-Hughes	Director	June 16, 2022
*
Paul J. Dolan	Director	June 16, 2022
*
Jay L. Henderson	Director	June 16, 2022
*
Jonathan E. Johnson III	Director	June 16, 2022
*
Kirk L. Perry	Director	June 16, 2022
*
Sandra Pianalto	Director	June 16, 2022
*
Alex Shumate	Director	June 16, 2022
*
Jodi L. Taylor	Director	June 16, 2022
*
Dawn C. Willoughby	Director	June 16, 2022

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 16, 2022		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen Attorney-in-Fact