Form 10-Q
period 2022-07-31
J M SMUCKER Co
filed 2022-08-23
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 106,557,345 common shares outstanding on August 16, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2022	2021
Net sales	$1,873.0	$1,858.0
Cost of products sold (A)	1,320.5	1,218.6
Gross Profit	552.5	639.4
Selling, distribution, and administrative expenses	343.8	324.0
Amortization	55.6	55.4
Other special project costs (A)	1.4	1.8
Other operating expense (income) – net	(28.0)	(1.2)
Operating Income	179.7	259.4
Interest expense – net	(39.1)	(43.1)
Other income (expense) – net	0.5	(11.1)
Income Before Income Taxes	141.1	205.2
Income tax expense	31.3	51.3
Net Income	$109.8	$153.9
Earnings per common share:
Net Income	$1.03	$1.42
Net Income – Assuming Dilution	$1.03	$1.42
(A) Special project costs include certain divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs. For more information, see Note 3: Integration and Restructuring Costs and Note 5: Reportable Segments.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2022	2021
Net income	$109.8	$153.9
Other comprehensive income (loss):
Foreign currency translation adjustments	1.4	(4.0)
Cash flow hedging derivative activity, net of tax	2.5	2.3
Pension and other postretirement benefit plans activity, net of tax	0.4	(2.6)
Available-for-sale securities activity, net of tax	(0.3)	0.1
Total Other Comprehensive Income (Loss)	4.0	(4.2)
Comprehensive Income	$113.8	$149.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	July 31, 2022	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$151.6	$169.9
Trade receivables – net	605.0	524.7
Inventories:
Finished products	793.6	704.4
Raw materials	519.2	384.9
Total Inventory	1,312.8	1,089.3
Other current assets	218.3	226.2
Total Current Assets	2,287.7	2,010.1
Property, Plant, and Equipment
Land and land improvements	131.0	120.4
Buildings and fixtures	939.9	959.7
Machinery and equipment	2,494.6	2,503.3
Construction in progress	545.7	527.8
Gross Property, Plant, and Equipment	4,111.2	4,111.2
Accumulated depreciation	(1,972.4)	(1,979.5)
Total Property, Plant, and Equipment	2,138.8	2,131.7
Other Noncurrent Assets
Operating lease right-of-use assets	98.1	106.5
Goodwill	6,016.7	6,015.8
Other intangible assets – net	5,597.0	5,652.2
Other noncurrent assets	138.4	138.7
Total Other Noncurrent Assets	11,850.2	11,913.2
Total Assets	$16,276.7	$16,055.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,242.6	$1,193.3
Accrued trade marketing and merchandising	201.2	193.8
Short-term borrowings	388.0	180.0
Current operating lease liabilities	39.2	40.1
Other current liabilities	306.2	345.6
Total Current Liabilities	2,177.2	1,952.8
Noncurrent Liabilities
Long-term debt	4,311.5	4,310.6
Deferred income taxes	1,326.9	1,325.8
Noncurrent operating lease liabilities	68.3	76.2
Other noncurrent liabilities	248.5	249.5
Total Noncurrent Liabilities	5,955.2	5,962.1
Total Liabilities	8,132.4	7,914.9
Shareholders’ Equity
Common shares	26.6	26.6
Additional capital	5,457.7	5,457.9
Retained income	2,893.4	2,893.0
Accumulated other comprehensive income (loss)	(233.4)	(237.4)
Total Shareholders’ Equity	8,144.3	8,140.1
Total Liabilities and Shareholders’ Equity	$16,276.7	$16,055.0
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2022	2021
Operating Activities
Net income	$109.8	$153.9
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	55.1	58.5
Amortization	55.6	55.4
Share-based compensation expense	7.9	5.3
Gain on divestiture	(1.6)	—
Other noncash adjustments – net	4.1	3.1
Make-whole payments included in financing activities	—	7.0
Defined benefit pension contributions	(70.7)	(0.9)
Changes in assets and liabilities:
Trade receivables	(80.2)	(32.9)
Inventories	(223.0)	(146.3)
Other current assets	(3.3)	8.0
Accounts payable	73.1	28.5
Accrued liabilities	8.9	(43.9)
Income and other taxes	25.6	47.4
Other – net	(0.3)	(5.3)
Net Cash Provided by (Used for) Operating Activities	(39.0)	137.8
Investing Activities
Additions to property, plant, and equipment	(88.3)	(68.0)
Proceeds from divestiture	1.6	—
Other – net	15.2	(12.0)
Net Cash Provided by (Used for) Investing Activities	(71.5)	(80.0)
Financing Activities
Short-term borrowings (repayments) – net	207.0	284.0
Repayments of long-term debt, including make-whole payments	—	(407.0)
Quarterly dividends paid	(105.1)	(97.2)
Purchase of treasury shares	(7.8)	(6.8)
Proceeds from stock option exercises	0.9	4.0
Other – net	(3.1)	(0.3)
Net Cash Provided by (Used for) Financing Activities	91.9	(223.3)
Effect of exchange rate changes on cash	0.3	—
Net increase (decrease) in cash and cash equivalents	(18.3)	(165.5)
Cash and cash equivalents at beginning of period	169.9	334.3
Cash and Cash Equivalents at End of Period	$151.6	$168.8
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31, 2022
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2022	106,458,317	$26.6	$5,457.9	$2,893.0	$(237.4)	$8,140.1
Net income				109.8		109.8
Other comprehensive income (loss)					4.0	4.0
Comprehensive income						113.8
Purchase of treasury shares	(61,693)	—	(6.7)	(1.1)		(7.8)
Stock plans	162,735	—	6.5	—		6.5
Cash dividends declared, $1.02 per common share				(108.3)		(108.3)
Balance at July 31, 2022	106,559,359	$26.6	$5,457.7	$2,893.4	$(233.4)	$8,144.3

	Three Months Ended July 31, 2021
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2021	108,339,057	$27.1	$5,527.6	$2,847.5	$(277.4)	$8,124.8
Net income				153.9		153.9
Other comprehensive income (loss)					(4.2)	(4.2)
Comprehensive income						149.7
Purchase of treasury shares	(50,203)	—	(6.1)	(0.7)		(6.8)
Stock plans	71,140	—	9.5			9.5
Cash dividends declared, $0.99 per common share				(106.9)		(106.9)
Balance at July 31, 2021	108,359,994	$27.1	$5,531.0	$2,893.8	$(281.6)	$8,170.3
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
Operating results for the three months ended July 31, 2022, are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2022.
Note 2: Recently Issued Accounting Standards
In March 2022, the U.S. Securities and Exchange Commission (the “SEC”) issued the proposed rule under SEC Release No. 33-11042, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize the climate-related disclosures provided by public companies. This update will require the disclosure of greenhouse gas emissions, including Scope 1 and Scope 2 emissions, which will be subject to third-party assurance, as well as climate-related targets and goals, and how the Board of Directors (the “Board”) and management oversee climate-related risks. As of July 31, 2022, these amendments were not adopted by the SEC; however, we anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.
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
Restructuring Costs: A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape. This is inclusive of certain restructuring costs associated with the divestitures of the Crisco®, Natural Balance®, private label dry pet food, and natural beverage and grains businesses. For additional information, see Note 4: Divestitures.
During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, facility as a result of a new strategic partnership for the production of our liquid coffee products. During 2022, we completed the transition of production to JDE Peet’s N.V., as anticipated. Furthermore, the restructuring program was expanded during the third quarter of 2022 to include certain costs associated with the recent divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the closure of our Ripon, Wisconsin, production facility by the end of calendar year 2022 to further optimize operations for our U.S. Retail Consumer Foods business. We expect to incur costs of approximately $70.0 associated with the restructuring activities planned to date. More than half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, while the remainder represents employee-related costs. We anticipate the planned activities associated with this restructuring program will be completed by the end of 2023.

The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended July 31,		Total Costs Incurred to Date at July 31, 2022
	2022	2021
Employee-related costs	$1.1	$1.3	$24.7
Other transition and termination costs	1.4	5.1	30.4
Total restructuring costs	$2.5	$6.4	$55.1
The obligation related to severance costs and retention bonuses was $2.7 and $2.4 at July 31, 2022 and April 30, 2022, respectively. As of July 31, 2022, cumulative noncash charges incurred to date were $27.8, including $4.8 and $3.3 incurred during the three months ended July 31, 2022 and 2021, respectively, and primarily consisted of accelerated depreciation.
Note 4: Divestitures
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus Capital Management LP (“Nexus”). The transaction included products sold under the R.W. Knudsen® and TruRoots® brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic® beverages, dedicated manufacturing and distribution facilities in Chico, California, and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 in 2022, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $98.7, which were inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses, including $1.6 during the three months ended July 31, 2022, within other operating expense (income) – net in the Condensed Statement of Consolidated Income, upon finalization of the working capital adjustment. The remaining pre-tax gain was recognized during the second half of 2022.
On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods, Inc. (“Diamond Pet Foods”). The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3 in 2022, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, which were net of cash transaction costs. Upon completion of this transaction during the third quarter of 2022, we recognized a pre-tax loss of $17.1.
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
The following table reconciles segment profit to income before income taxes.

	Three Months Ended July 31,
	2022	2021
Net sales:
U.S. Retail Pet Foods	$729.0	$648.0
U.S. Retail Coffee	597.9	543.2
U.S. Retail Consumer Foods	311.1	435.6
International and Away From Home	235.0	231.2
Total net sales	$1,873.0	$1,858.0
Segment profit:
U.S. Retail Pet Foods	$120.3	$79.9
U.S. Retail Coffee	145.9	151.3
U.S. Retail Consumer Foods	54.8	118.7
International and Away From Home	16.6	32.9
Total segment profit	$337.6	$382.8
Amortization	(55.6)	(55.4)
Gain on divestiture	1.6	—
Interest expense – net	(39.1)	(43.1)
Change in net cumulative unallocated derivative gains and losses	(33.8)	(2.2)
Cost of products sold – special project costs (A)	(1.1)	(4.6)
Other special project costs (A)	(1.4)	(1.8)
Corporate administrative expenses	(67.6)	(59.4)
Other income (expense) – net	0.5	(11.1)
Income before income taxes	$141.1	$205.2
(A)Special project costs include certain divestiture, acquisition, integration, and restructuring costs, which are recognized in cost of products sold and other special project costs in the Condensed Statements of Consolidated Income. For more information, see Note 3: Integration and Restructuring Costs.
The following table presents certain geographical information.

	Three Months Ended July 31,
	2022	2021
Net sales:
United States	$1,759.9	$1,733.2
International:
Canada	$93.8	$102.1
All other international	19.3	22.7
Total international	$113.1	$124.8
Total net sales	$1,873.0	$1,858.0

The following table presents product category information.

	Three Months Ended July 31,
	2022	2021	Primary Reportable Segment (A)
Coffee	$679.9	$613.1	U.S. Retail Coffee
Cat food	265.4	221.0	U.S. Retail Pet Foods
Pet snacks	244.2	215.8	U.S. Retail Pet Foods
Dog food	241.7	228.3	U.S. Retail Pet Foods
Frozen handheld	160.5	121.6	U.S. Retail Consumer Foods
Fruit spreads	100.1	90.8	U.S. Retail Consumer Foods
Peanut butter	60.6	211.3	U.S. Retail Consumer Foods
Portion control	27.8	34.4	Other (B)
Baking mixes and ingredients	16.3	12.4	Other (B)
Juices and beverages	0.8	33.2	Other (B) (C)
Other	75.7	76.1	Other (B)
Total net sales	$1,873.0	$1,858.0
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the International and Away From Home operating segments, which are combined for segment reporting purposes.
(C)During the three months ended July 31, 2021, the net sales within this category were primarily related to the divested natural beverage business included in the U.S. Retail Consumer Foods segment. For more information, see Note 4: Divestitures.
Note 6: Earnings per Share
We computed net income per common share (“basic earnings per share”) under the two-class method for the three months ended July 31, 2022 and 2021, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. For the three months ended July 31, 2022, the computation of net income per common share – assuming dilution (“diluted earnings per share”) was more dilutive under the treasury stock method, as compared to the two-class method; therefore, the treasury stock method was used in accordance with FASB ASC 260, Earnings Per Share. Diluted earnings per share for the three months ended July 31, 2021 was computed under the two-class method.
The following table sets forth the computation of basic earnings per share and diluted earnings per share under the two-class method.

	Three Months Ended July 31,
	2022	2021
Net income	$109.8	$153.9
Less: Net income allocated to participating securities	0.2	0.5
Net income allocated to common stockholders	$109.6	$153.4
Weighted-average common shares outstanding	106.3	108.0
Add: Dilutive effect of stock options	0.1	0.1
Weighted-average common shares outstanding – assuming dilution	106.4	108.1
Net income per common share	$1.03	$1.42
Net income per common share – assuming dilution	$1.03	$1.42

The following table sets forth the computation of diluted earnings per share under the treasury stock method for the three months ended July 31, 2022.

Net income	$109.8
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.3
Add: Dilutive effect of stock options	0.1
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	0.4
Weighted-average common shares outstanding – assuming dilution	106.8
Net income per common share – assuming dilution	$1.03
Note 7: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	July 31, 2022		April 30, 2022
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due March 15, 2025	1,000.0	997.8	1,000.0	997.6
3.38% Senior Notes due December 15, 2027	500.0	497.7	500.0	497.6
2.38% Senior Notes due March 15, 2030	500.0	496.3	500.0	496.2
2.13% Senior Notes due March 15, 2032	500.0	494.0	500.0	493.8
4.25% Senior Notes due March 15, 2035	650.0	644.8	650.0	644.7
2.75% Senior Notes due September 15, 2041	300.0	297.1	300.0	297.1
4.38% Senior Notes due March 15, 2045	600.0	587.8	600.0	587.6
3.55% Senior Notes due March 15, 2050	300.0	296.0	300.0	296.0
Total long-term debt	$4,350.0	$4,311.5	$4,350.0	$4,310.6
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, London Interbank Offered Rate, Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We do not have a balance outstanding under the revolving credit facility at July 31, 2022, or April 30, 2022.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2022, and April 30, 2022, we had $388.0 and $180.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at a weighted-average interest rate of 2.60 percent and 0.65 percent, respectively.

Interest paid totaled $9.4 and $12.8 for the three months ended July 31, 2022 and 2021, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and the payment of other debt fees.
Our debt instruments contain certain covenant restrictions, including an interest coverage ratio. As of July 31, 2022, we are in compliance with all covenants.

Note 8: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2022	2021	2022	2021
Service cost	$0.3	$0.4	$0.2	$0.3
Interest cost	4.4	3.2	0.6	0.4
Expected return on plan assets	(4.0)	(4.1)	—	—
Amortization of net actuarial loss (gain)	1.0	1.7	(0.3)	(0.1)
Amortization of prior service cost (credit)	0.1	0.2	(0.1)	(0.2)
Settlement loss (gain)	—	3.7	—	—
Net periodic benefit cost	$1.8	$5.1	$0.4	$0.4

During the first quarter of 2023, we made contributions of $70.0 to increase funding for our U.S. qualified defined benefit pension plans and direct benefit payments of $0.7.
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
Commodity Derivatives: We enter into commodity derivatives to manage price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, soybean meal, corn, edible oils, and wheat. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
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
Interest Rate Derivatives: We utilize derivative instruments to manage interest rate risk associated with anticipated debt transactions, as well as to manage changes in the fair value of our long-term debt. At the inception of an interest rate contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and generally reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.
The following table presents the gross notional value of outstanding derivative contracts.

	July 31, 2022	April 30, 2022
Commodity contracts	$1,383.7	$2,086.2
Foreign currency exchange contracts	85.5	91.3

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2022
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$31.1	$27.0	$—	$—
Foreign currency exchange contracts	0.9	0.2	—	—
Total derivative instruments	$32.0	$27.2	$—	$—

	April 30, 2022
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$45.4	$22.3	$—	$—
Foreign currency exchange contracts	1.7	—	—	—
Total derivative instruments	$47.1	$22.3	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $42.4 and $54.6 at July 31, 2022, and April 30, 2022, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin account balances is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all our open positions with individual counterparties, all our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2022	2021
Derivative gains (losses) on commodity contracts	$(8.9)	$15.8
Derivative gains (losses) on foreign currency exchange contracts	(0.2)	1.5
Total derivative gains (losses) recognized in cost of products sold	$(9.1)	$17.3
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

	Three Months Ended July 31,
	2022	2021
Net derivative gains (losses) recognized and classified as unallocated	$(9.1)	$17.3
Less: Net derivative gains (losses) reclassified to segment operating profit	24.7	19.5
Change in net cumulative unallocated derivative gains and losses	$(33.8)	$(2.2)
The net cumulative unallocated derivative gains were $3.5 and $37.3 at July 31, 2022, and April 30, 2022, respectively.

Cash Flow Hedges
In 2020, we terminated all outstanding interest rate contracts concurrent with the pricing of the Senior Notes due March 15, 2030, and March 15, 2050. The contracts were designated as cash flow hedges and were used to manage our exposure to interest rate volatility associated with the anticipated debt financing. The termination resulted in a pre-tax loss of $239.8, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt.
The following table presents information on the pre-tax gains and losses recognized on all terminated interest rate contracts which were previously designated as cash flow hedges.

	Three Months Ended July 31,
	2022	2021
Gains (losses) recognized in other comprehensive income (loss)	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.3)	(3.5)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to other income (expense) – net (B)	—	0.6
Change in accumulated other comprehensive income (loss)	$3.3	$2.9
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $39.1 and $43.1 for the three months ended July 31, 2022 and 2021, respectively.
(B)Other income (expense) – net, as presented in the Condensed Statements of Consolidated Income was income of $0.5 and expense of $11.1 for the three months ended July 31, 2022 and 2021, respectively. The reclassification during the first quarter of 2022 is related to the debt extinguishment of the $400.0 Senior Notes due March 15, 2022.
Included as a component of accumulated other comprehensive income (loss) at July 31, 2022, and April 30, 2022, were deferred net pre-tax losses of $210.9 and $214.2, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at July 31, 2022, and April 30, 2022, was $49.5 and $50.3, respectively. Approximately $13.5 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
Fair Value Hedges
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and was recognized over the life of the debt as a reduction of interest expense. As of the second quarter of 2022, we had fully recognized the gain of $53.5, of which $2.1 was recognized during three months ended July 31, 2021.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2022		April 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$25.8	$25.8	$26.6	$26.6
Derivative financial instruments – net	4.8	4.8	24.8	24.8
Total long-term debt	(4,311.5)	(3,986.3)	(4,310.6)	(3,977.7)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2022
Marketable securities and other investments: (A)
Equity mutual funds	$5.2	$—	$—	$5.2
Municipal obligations	—	18.5	—	18.5
Money market funds	2.1	—	—	2.1
Derivative financial instruments: (B)
Commodity contracts – net	4.1	—	—	4.1
Foreign currency exchange contracts – net	0.2	0.5	—	0.7
Total long-term debt (C)	(3,986.3)	—	—	(3,986.3)
Total financial instruments measured at fair value	$(3,974.7)	$19.0	$—	$(3,955.7)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2022
Marketable securities and other investments: (A)
Equity mutual funds	$5.7	$—	$—	$5.7
Municipal obligations	—	19.9	—	19.9
Money market funds	1.0	—	—	1.0
Derivative financial instruments: (B)
Commodity contracts – net	23.4	(0.3)	—	23.1
Foreign currency exchange contracts – net	0.2	1.5	—	1.7
Total long-term debt (C)	(3,977.7)	—	—	(3,977.7)
Total financial instruments measured at fair value	$(3,947.4)	$21.1	$—	$(3,926.3)

(A)Marketable securities and other investments consists of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2022, our municipal obligations are scheduled to mature as follows: $0.2 in 2023, $1.7 in 2024, $1.8 in 2025, $0.8 in 2026, $4.4 in 2027, and the remaining $9.6 in 2028 and beyond.
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
Because the interest rate implicit in the lease cannot be readily determined for the majority of our leases, we utilize our incremental borrowing rate in determining the present value of lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate.
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2022	April 30, 2022
Operating lease right-of-use assets	$98.1	$106.5
Operating lease liabilities:
Current operating lease liabilities	$39.2	$40.1
Noncurrent operating lease liabilities	68.3	76.2
Total operating lease liabilities	$107.5	$116.3

Finance lease right-of-use assets:
Machinery and equipment	$8.4	$8.1
Accumulated depreciation	(4.3)	(4.3)
Total property, plant, and equipment	$4.1	$3.8
Finance lease liabilities:
Other current liabilities	$1.4	$1.4
Other noncurrent liabilities	2.8	2.5
Total finance lease liabilities	$4.2	$3.9
The following table summarizes the components of lease expense.

	Three Months Ended July 31,
	2022	2021
Operating lease cost	$10.5	$10.8
Finance lease cost:
Amortization of right-of-use assets	0.4	0.5
Interest on lease liabilities	—	—
Variable lease cost	6.1	5.3
Short-term lease cost	11.8	10.8
Sublease income	(0.3)	(0.3)
Net lease cost	$28.5	$27.1
The following table sets forth cash flow and noncash information related to leases.

	Three Months Ended July 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.9	$11.0
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	0.5	0.7
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1.4	2.0
Finance leases	0.9	—

The following table summarizes the maturity of our lease liabilities by fiscal year.

	July 31, 2022
	Operating Leases	Finance Leases
2023 (remainder of the year)	$31.9	$1.1
2024	31.3	1.3
2025	21.8	1.0
2026	18.9	0.6
2027	5.4	0.3
2028 and beyond	2.7	0.1
Total undiscounted minimum lease payments	$112.0	$4.4
Less: Imputed interest	4.5	0.2
Lease liabilities	$107.5	$4.2
The following table sets forth the weighted average remaining lease term and discount rate.

	July 31, 2022	April 30, 2022
Weighted average remaining lease term (in years):
Operating leases	3.5	3.6
Finance leases	3.5	3.3

Weighted average discount rate:
Operating leases	2.5%	2.5%
Finance leases	2.2%	2.1%
Note 12: Income Taxes
The effective income tax rates for the three months ended July 31, 2022 and 2021, were 22.2 and 25.0 percent, respectively. During the three months ended July 31, 2022 and 2021, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes. The effective income tax rate for the three months ended July 31, 2022, reflects the favorable deferred tax benefit of a state income tax rate reduction enacted during the quarter.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $1.2, primarily as a result of the expiration of statute of limitation periods.
On August 16, 2022, President Biden signed into law The Inflation Reduction Act of 2022, H.R. 5376 (the “Act”). Under the Act, share repurchases after December 31, 2022, will be subject to a 1% excise tax, which would not be material. Further, the remaining corporate tax changes included in the Act are not expected to have a material impact on our financial statements.
Note 13: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2022	$(21.1)	$(163.9)	$(54.2)	$1.8	$(237.4)
Reclassification adjustments	—	3.3	0.7	—	4.0
Current period credit (charge)	1.4	—	—	(0.4)	1.0
Income tax benefit (expense)	—	(0.8)	(0.3)	0.1	(1.0)
Balance at July 31, 2022	$(19.7)	$(161.4)	$(53.8)	$1.5	$(233.4)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2021	$(9.0)	$(174.8)	$(97.3)	$3.7	$(277.4)
Reclassification adjustments	—	2.9	(5.3)	—	(2.4)
Current period credit (charge)	(4.0)	—	1.8	0.2	(2.0)
Income tax benefit (expense)	—	(0.6)	0.9	(0.1)	0.2
Balance at July 31, 2021	$(13.0)	$(172.5)	$(99.9)	$3.8	$(281.6)

(A)The reclassification is composed of deferred gains (losses) related to terminated interest rate contracts. During both 2023 and 2022, the reclassification was primarily from accumulated other comprehensive income (loss) to interest expense. In addition, during the first quarter of 2022, a portion of the reclassification was to other income (expense) – net, which was driven by the prepayment of the Senior Notes due March 15, 2022. For additional information, see Note 9: Derivative Financial Instruments.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. For additional information, see Note 8: Pensions and Other Postretirement Benefits.
Note 14: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2022. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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
We are a defendant in five putative class action lawsuits as a result of our voluntary recall of select Jif peanut butter products. The plaintiffs assert causes of action for negligence, breach of warranties, fraudulent concealment, unjust enrichment, and, in some of the lawsuits, violations of state consumer protection and deceptive trade practices laws. Their claims are premised on allegations that we engaged in business practices designed to mislead the public regarding the safety of Jif peanut butter for human consumption due to the alleged presence of salmonella.
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2022, and the likelihood of loss is not considered probable or estimable.

However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky, facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of these products at our Lexington facility and temporarily paused shipments from our Memphis, Tennessee, facility. No other products produced at our other facilities were affected by this recall. In June 2022, we resumed manufacturing and shipping at our Lexington facility, as well as shipping from our Memphis facility. We continue to partner with retailers to restock Jif peanut butter products as quickly as possible and anticipate a return to normal levels by the end of 2023. In addition to the impact of manufacturing downtime, we expect to incur total direct costs of approximately $90.0 by the end of 2023, net of the remaining anticipated insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. Approximately $65.0 of direct costs were recognized, net of the remaining anticipated insurance recoveries, during the three months ended July 31, 2022. We expect the majority of the remaining costs will be incurred through the third quarter of 2023.
Note 15: Common Shares
The following table sets forth common share information.

	July 31, 2022	April 30, 2022
Common shares authorized	300.0	300.0
Common shares outstanding	106.6	106.5
Treasury shares	39.9	40.0
Repurchase Program: During the three months ended July 31, 2022 and 2021, we did not repurchase any common shares under a repurchase plan authorized by the Board. The shares repurchased during the three months ended July 31, 2022 and 2021, consisted of shares repurchased from stock plan recipients in lieu of cash payments. At July 31, 2022, approximately 5.8 million common shares remain available for repurchase pursuant to the Board’s authorizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three months ended July 31, 2022 and 2021. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California, and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 in 2022, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $98.7, which were inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses, including $1.6 during the three months ended July 31, 2022, within other operating expense (income) – net in the Condensed Statement of Consolidated Income, upon finalization of the working capital adjustment. The remaining pre-tax gain was recognized during the second half of 2022.
On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods. The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3 in 2022, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, which were net of cash transaction costs. Upon completion of this transaction during the third quarter of 2022, we recognized a pre-tax loss of $17.1.
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
Trends Affecting our Business
The spread of the novel coronavirus (“COVID-19”) throughout the United States and the international community has had, and will continue to have, an impact on financial markets, economic conditions, and portions of our business and industry. During 2022, we experienced significant input cost inflation and a dynamic macroeconomic environment, which we anticipate will persist through 2023. In addition, the higher costs required us to implement material price increases across all of our businesses in 2022, and we anticipate the price elasticity of demand will continue to increase during 2023 as consumers respond to broader inflation pressures.
During the first three months of 2023, we continued to experience disruption in our supply chain network, including labor shortages and the supply of certain ingredients, packaging, and other sourced materials, which has resulted in the continued elevation of transportation and other supply chain costs. It is possible that more significant disruptions could occur if the COVID-19 pandemic and certain geopolitical events continue to impact markets around the world, including the impact of e-commerce pressures on freight charges and potential shipping delays due to supply and demand imbalances, as well as labor shortages. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety and business continuity, and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during this period of high demand. However, to the extent that high demand levels or the current supply chain environment continues to disrupt order fulfillment, we may experience volume loss and elevated penalties.
Although we do not have any operations in Russia or Ukraine, we continue to monitor the environment for any significant escalation or expansion of economic or supply chain disruptions, as well as broader inflationary costs. During the first three months of 2023, the conflict between Russia and Ukraine primarily impacted the price of grains, oils, and fat-based products, which may continue to have an adverse impact on our results of operations during 2023.

Overall, the impact of COVID-19 and the conflict between Russia and Ukraine, including broad-based supply chain disruptions and rising levels of inflation, remain uncertain and ultimately depend on the length and severity of the conflict and the pandemic, inclusive of the introduction of new strains of the virus; the federal, state, and local government actions taken in response to the pandemic; vaccination rates and effectiveness; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 and the conflict between Russia and Ukraine will impact our business, supply chain, including labor availability and attrition, consolidated results of operations, financial condition, and liquidity.
Results of Operations

	Three Months Ended July 31,
	2022	2021	% Increase (Decrease)
Net sales	$1,873.0	$1,858.0	1%
Gross profit	$552.5	$639.4	(14)
% of net sales	29.5%	34.4%
Operating income	$179.7	$259.4	(31)
% of net sales	9.6%	14.0%
Net income:
Net income	$109.8	$153.9	(29)
Net income per common share – assuming dilution	$1.03	$1.42	(27)
Adjusted gross profit (A)	$587.4	$646.2	(9)
% of net sales	31.4%	34.8%
Adjusted operating income (A)	$270.0	$323.4	(17)
% of net sales	14.4%	17.4%
Adjusted income: (A)
Income	$178.1	$205.8	(13)
Earnings per share – assuming dilution	$1.67	$1.90	(12)
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended July 31,
	2022	2021	Increase (Decrease)	%
Net sales	$1,873.0	$1,858.0	$15.0	1%
Private label dry pet food divestiture	—	(25.1)	25.1	1
Natural beverage and grains divestiture	—	(33.4)	33.4	2
Foreign currency exchange	4.4	—	4.4	—
Net sales excluding divestitures and foreign currency exchange (A)	$1,877.4	$1,799.5	$77.9	4%
Amounts may not add due to rounding.
(A)     Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the first three months of 2023 increased $15.0, or 1 percent, which includes $58.5 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $77.9, or 4 percent. Higher net price realization contributed 14 percentage points to net sales, primarily reflecting list price increases for the U.S. Retail Coffee, U.S Retail Pet Foods, and International and Away From Home businesses, partially offset by the unfavorable impact of customer returns and fees related to the Jif peanut butter product recall. The favorable net price realization was partially offset by a 9 percentage point decrease from volume/mix, primarily due to manufacturing downtime related to the recall, as well as declines for mainstream roast and ground coffee.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2022	2021
Gross profit	29.5%	34.4%
Selling, distribution, and administrative expenses:
Marketing	5.1%	5.3%
Selling	3.7	3.3
Distribution	3.9	3.7
General and administrative	5.6	5.1
Total selling, distribution, and administrative expenses	18.4%	17.4%
Amortization	3.0	3.0
Other special project costs	0.1	0.1
Other operating expense (income) – net	(1.5)	(0.1)
Operating income	9.6%	14.0%
Amounts may not add due to rounding.
Gross profit decreased $86.9, or 14 percent, in the first quarter of 2023, including the unfavorable impact of customer returns, fees, manufacturing downtime, and unsaleable inventory related to the Jif peanut butter product recall. The decrease also reflects higher costs, primarily driven by increased commodity and ingredient, manufacturing, and packaging costs, unfavorable volume/mix, and the noncomparable impact related to divestitures, partially offset by increased pricing.
Operating income decreased $79.7, or 31 percent, primarily reflecting the decrease in gross profit and a $19.8 increase in selling, distribution, and administrative (“SD&A”) expenses, partially offset by a $26.8 increase in net other operating income, primarily reflecting an anticipated insurance recovery related to the Jif peanut butter product recall, as discussed in Note 14: Contingencies.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other one-time items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $58.8, or 9 percent, in the first quarter of 2023, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit. Operating income excluding non-GAAP adjustments (“adjusted operating income”) decreased $53.4, or 17 percent, as compared to the prior year.
Interest Expense

Net interest expense decreased $4.0 in the first three months of 2023, primarily driven by prepaying the $400.0 Senior Notes due March 15, 2022, during the first quarter of 2022, partially offset by increased debt outstanding as compared to the prior year. For additional information, see “Capital Resources” in this discussion and analysis.
Income Taxes
Income taxes decreased $20.0, or 39 percent, in the first three months of 2023, primarily due to the decrease in income before income taxes and a lower effective income tax rate of 22.2 percent, as compared to 25.0 percent for the first quarter of 2022. During both the current and prior years, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to the impact of state income taxes. The effective income tax rate for the three months ended July 31, 2022, reflects the favorable deferred tax benefit of a state income tax rate reduction enacted during the quarter. We anticipate a full-year effective income tax rate for 2023 of approximately 24.2 percent. For further information, refer to Note 12: Income Taxes.

Restructuring Activities
A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape. This is inclusive of certain restructuring costs associated with the divestitures of the Crisco, Natural Balance, private label dry pet food, and natural beverage and grains businesses. For additional information related to the divestitures, see Note 4: Divestitures.
During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, facility as a result of a new strategic partnership for the production of our liquid coffee products. During 2022, we completed the transition of production to JDE Peet’s N.V., as anticipated. Furthermore, the restructuring program was expanded during the third quarter of 2022 to include certain costs associated with the recent divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the closure of our Ripon, Wisconsin, production facility by the end of calendar year 2022 to further optimize operations for our U.S. Retail Consumer Foods business. We expect to incur costs of approximately $70.0 associated with the restructuring activities planned to date. More than half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, while the remainder represents employee-related costs. We anticipate the planned activities associated with this restructuring program will be completed by the end of 2023. We have incurred total cumulative restructuring costs of $55.1, of which $2.5 and $6.4 were incurred during the three months ended July 31, 2022 and 2021, respectively. For further information, refer to Note 3: Integration and Restructuring Costs.
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

	Three Months Ended July 31,
	2022	2021	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$729.0	$648.0	13%
U.S. Retail Coffee	597.9	543.2	10
U.S. Retail Consumer Foods	311.1	435.6	(29)
International and Away From Home	235.0	231.2	2
Segment profit:
U.S. Retail Pet Foods	$120.3	$79.9	51%
U.S. Retail Coffee	145.9	151.3	(4)
U.S. Retail Consumer Foods	54.8	118.7	(54)
International and Away From Home	16.6	32.9	(50)
Segment profit margin:
U.S. Retail Pet Foods	16.5%	12.3%
U.S. Retail Coffee	24.4	27.9
U.S. Retail Consumer Foods	17.6	27.2
International and Away From Home	7.1	14.2

U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales increased $81.0 in the first three months of 2023, inclusive of the impact of $25.1 of noncomparable net sales in the prior year related to the divested private label dry pet food business. Excluding the noncomparable impact of the divested business, net sales increased $106.1, or 17 percent. Higher net price realization increased net sales by 20 percentage points, primarily reflecting list price increases across the portfolio, partially offset by a decreased contribution from volume/mix of 3 percentage points. Segment profit increased $40.4, primarily reflecting the favorable net impact of higher net price realization and increased commodity and ingredient, packaging, and manufacturing costs, as well as lower marketing spend, partially offset by the unfavorable volume/mix.
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $54.7 in the first three months of 2023. Net price realization contributed 24 percentage points to net sales, primarily reflecting list price increases across the portfolio. Unfavorable volume/mix decreased net sales by 14 percentage points, primarily driven by the Folgers and Dunkin’ brands. Segment profit decreased $5.4, primarily reflecting the unfavorable volume/mix and increased marketing investment, partially offset by a favorable net impact of higher net price realization and increased commodity costs.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales decreased $124.5 in the first three months of 2023, inclusive of the impact of $31.4 of noncomparable net sales in the prior year related to the divested natural beverage and grains businesses. Excluding the noncomparable impact of the divested businesses, net sales decreased $93.1, or 23 percent. Volume/mix decreased net sales by 20 percentage points, primarily driven by manufacturing downtime for Jif peanut butter, partially offset by an increase for Smucker’s Uncrustables® frozen sandwiches. Furthermore, lower net price realization decreased net sales by 3 percentage points, primarily driven by Jif peanut butter, inclusive of the unfavorable impact of customer returns and fees related to the Jif peanut butter product recall, partially offset by list price increases across the remainder of the portfolio. Segment profit decreased $63.9, primarily reflecting the impact of the recall and the noncomparable segment profit in the prior year related to the divested natural beverage and grains businesses. Excluding the estimated unfavorable impact of the recall and divested businesses, segment profit increased primarily due to a net favorable impact of higher net price realization and higher commodity and ingredient, manufacturing, and packaging costs, as well as favorable volume/mix.
International and Away From Home
International and Away From Home net sales increased $3.8 in the first three months of 2023, including the noncomparable impact of $2.0 of net sales in the prior year related to the divested natural beverage and grains businesses and $4.4 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested businesses and foreign currency exchange, net sales increased $10.2, or 4 percent, reflecting a 15 percent increase for the Away From Home operating segment, partially offset by a 6 percent decrease for the International operating segment. Net price realization contributed a 4 percentage point increase to net sales for the combined businesses, primarily driven by increases for coffee products and baking mixes and ingredients, partially offset by the unfavorable impact of customer returns and fees related to the Jif peanut butter product recall. Segment profit decreased $16.3, primarily reflecting the impact of the recall and higher commodity costs, partially offset by higher net pricing.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At July 31, 2022, total cash and cash equivalents was $151.6, compared to $169.9 at April 30, 2022.

The following table presents selected cash flow information.

	Three Months Ended July 31,
	2022	2021
Net cash provided by (used for) operating activities	$(39.0)	$137.8
Net cash provided by (used for) investing activities	(71.5)	(80.0)
Net cash provided by (used for) financing activities	91.9	(223.3)

Net cash provided by (used for) operating activities	$(39.0)	$137.8
Additions to property, plant, and equipment	(88.3)	(68.0)
Free cash flow (A)	$(127.3)	$69.8
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $176.8 decrease in cash provided by operating activities in the first three months of 2023 was primarily driven by the $70.0 contribution to our U.S. qualified defined benefit pension plans during the first quarter of 2023, lower net income adjusted for noncash items in the current year, and greater working capital requirements in 2023. The increase in cash required to fund working capital, as compared to the prior year, reflected an increase in inventory levels compared to the prior year, primarily driven by the recent input cost inflation, as well as timing of payments for trade receivables and accounts payable and a decrease in accrued incentive compensation.
Cash used for investing activities in the first three months of 2023 consisted primarily of $88.3 in capital expenditures, primarily driven by investments in the new manufacturing and distribution facilities in McCalla, Alabama, and capacity expansions in Longmont, Colorado, to support growth for the Smucker’s Uncrustables brand, as well as plant maintenance across our facilities. Partially offsetting the use of cash in 2023 was a decrease of $12.2 in our derivative cash margin account balances. Cash provided by investing activities in the first three months of 2022 consisted primarily of $68.0 in capital expenditures, which reflected capacity expansion at our Longmont facility, as well as plant maintenance across our facilities. An increase of $11.4 in our derivative cash margin account balances also contributed to the use of cash in 2022.
Cash provided by financing activities in the first three months of 2023 consisted primarily of a net increase in short-term borrowings of $207.0, partially offset by dividend payments of $105.1. Cash used for financing activities in the first three months of 2022 consisted primarily of long-term debt repayments of $407.0 and dividend payments of $97.2, partially offset by a net increase in short-term borrowings of $284.0.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of July 31, 2022 and April 30, 2022, $353.2 and $314.3 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first three months of 2023 and 2022, we paid $338.8 and $267.7, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2022. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
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
We are a defendant in five putative class action lawsuits as a result of our voluntary recall of select Jif peanut butter products. The plaintiffs assert causes of action for negligence, breach of warranties, fraudulent concealment, unjust enrichment, and, in some of the lawsuits, violations of state consumer protection and deceptive trade practices laws. Their claims are premised on allegations that we engaged in business practices designed to mislead the public regarding the safety of Jif peanut butter for human consumption due to the alleged presence of salmonella.
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2022, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall
In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky, facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of these products at our Lexington facility and temporarily paused shipments from our Memphis, Tennessee, facility. No other products produced at our other facilities were affected by this recall. In June 2022, we resumed manufacturing and shipping at our Lexington facility, as well as shipping from our Memphis facility. We continue to partner with retailers to restock Jif peanut butter products as quickly as possible and anticipate a return to normal levels by the end of 2023. In addition to the impact of manufacturing downtime, we expect to incur total direct costs of approximately $90.0 by the end of 2023, net of the remaining anticipated insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. Approximately $65.0 of direct costs were recognized, net of the remaining anticipated insurance recoveries, during the three months ended July 31, 2022. We expect the majority of the remaining costs will be incurred through the third quarter of 2023.

Capital Resources
The following table presents our capital structure.

	July 31, 2022	April 30, 2022
Short-term borrowings	$388.0	$180.0
Long-term debt	4,311.5	4,310.6
Total debt	$4,699.5	$4,490.6
Shareholders’ equity	8,144.3	8,140.1
Total capital	$12,843.8	$12,630.7
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2022, we had $388.0 of short-term borrowings outstanding, all of which were issued under our commercial paper program, at a weighted-average interest rate of 2.60 percent.
We are in compliance with all our debt covenants as of July 31, 2022, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.
During the first three months of 2023 and 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. At July 31, 2022, approximately 5.8 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
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
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our revolving credit facility and commercial paper program, and access to capital markets, will be sufficient to meet our cash requirements for the next 12 months, including the payment of quarterly dividends, principal and interest payments on debt outstanding, and capital expenditures. However, as a result of the current macroeconomic environment, including the ongoing impacts of COVID-19 and the conflict between Russia and Ukraine, we may experience an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future. We continue to evaluate these risks, which could affect our financial condition or our ability to fund operations or future investment opportunities.
As of July 31, 2022, total cash and cash equivalents of $29.2 was held by our foreign subsidiaries, primarily in Canada. We have not repatriated foreign cash to the U.S. during the first three months of 2023.
Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
As of July 31, 2022, there were no material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2022.

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

	Three Months Ended July 31,
	2022	2021
Gross profit reconciliation:
Gross profit	$552.5	$639.4
Change in net cumulative unallocated derivative gains and losses	33.8	2.2
Cost of products sold – special project costs	1.1	4.6
Adjusted gross profit	$587.4	$646.2
Operating income reconciliation:
Operating income	$179.7	$259.4
Amortization	55.6	55.4
Gain on divestiture	(1.6)	—
Change in net cumulative unallocated derivative gains and losses	33.8	2.2
Cost of products sold – special project costs	1.1	4.6
Other special project costs	1.4	1.8
Adjusted operating income	$270.0	$323.4
Net income reconciliation:
Net income	$109.8	$153.9
Income tax expense	31.3	51.3
Amortization	55.6	55.4
Gain on divestiture	(1.6)	—
Change in net cumulative unallocated derivative gains and losses	33.8	2.2
Cost of products sold – special project costs	1.1	4.6
Other special project costs	1.4	1.8
Adjusted income before income taxes	$231.4	$269.2
Income taxes, as adjusted	53.3	63.4
Adjusted income	$178.1	$205.8
Weighted-average shares – assuming dilution	106.8	108.4
Adjusted earnings per share – assuming dilution	$1.67	$1.90

Critical Accounting Estimates and Policies
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2022. There were no material changes to the information previously disclosed.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2022, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates and commercial paper rates in the U.S.
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
In 2020, we terminated all outstanding interest rate contracts concurrent with the pricing of the Senior Notes due March 15, 2030, and March 15, 2050. The contracts were designated as cash flow hedges and were used to manage our exposure to interest rate volatility associated with the anticipated debt financing. The termination resulted in a pre-tax loss of $239.8, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at July 31, 2022, would increase the fair value of our long-term debt by $342.5.
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

	July 31, 2022	April 30, 2022
High	$71.1	$72.3
Low	17.6	14.8
Average	43.2	37.1
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2022, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2022, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the three months ended July 31, 2022. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
•disruptions or inefficiencies in our operations or supply chain, including any impact caused by product recalls (including the recent Jif peanut butter recall), political instability, terrorism, armed hostilities (including the ongoing conflict between Russia and Ukraine), extreme weather conditions, natural disasters, pandemics (including the COVID-19 pandemic), or other calamities;
•risks related to the availability, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging, and transportation;
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2022 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 14: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the first quarter of 2023, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2022 - May 31, 2022	463	$136.51	—	5,811,472
June 1, 2022 - June 30, 2022	61,112	126.06	—	5,811,472
July 1, 2022 - July 31, 2022	118	132.16	—	5,811,472
Total	61,693	$126.15	—	5,811,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of July 31, 2022, there were approximately 5.8 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 33 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 23, 2022	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chair of the Board, President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
3.1	Amended Articles of Incorporation of The J. M. Smucker Company
3.2	Amended Regulations of The J. M. Smucker Company
10.1	Form of Deferred Stock Units Agreement*
10.2	Form of Nonstatutory Stock Option Agreement*
10.3	Form of Performance Units Agreement*
10.4	Form of Restricted Stock Agreement*
10.5	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.6	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.