Form 10-Q
period 2023-01-31
J M SMUCKER Co
filed 2023-02-28
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 106,636,093 common shares outstanding on February 21, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2023	2022	2023	2022
Net sales	$2,216.3	$2,057.1	$6,294.4	$5,965.1
Cost of products sold (A)	1,460.5	1,374.0	4,285.0	3,931.1
Gross Profit	755.8	683.1	2,009.4	2,034.0
Selling, distribution, and administrative expenses	380.9	336.0	1,079.0	1,007.7
Amortization	55.6	55.3	166.8	166.1
Other intangible assets impairment charge	—	150.4	—	150.4
Other special project costs (A)	0.6	2.0	2.7	5.1
Other operating expense (income) – net	0.8	(11.2)	(30.1)	(17.1)
Operating Income	317.9	150.6	791.0	721.8
Interest expense – net	(37.9)	(39.5)	(116.7)	(122.9)
Other income (expense) – net	(4.6)	(1.5)	(4.9)	(15.3)
Income Before Income Taxes	275.4	109.6	669.4	583.6
Income tax expense	66.9	39.9	160.0	154.0
Net Income	$208.5	$69.7	$509.4	$429.6
Earnings per common share:
Net Income	$1.96	$0.64	$4.78	$3.96
Net Income – Assuming Dilution	$1.95	$0.64	$4.77	$3.96
(A) Special project costs include certain restructuring costs, which are recognized in cost of products sold and other special project costs. For more information, see Note 3: Restructuring Costs and Note 5: Reportable Segments.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2023	2022	2023	2022
Net income	$208.5	$69.7	$509.4	$429.6
Other comprehensive income (loss):
Foreign currency translation adjustments	6.5	(7.0)	(8.5)	(9.0)
Cash flow hedging derivative activity, net of tax	2.7	3.4	7.8	8.4
Pension and other postretirement benefit plans activity, net of tax	0.6	4.7	1.5	8.6
Available-for-sale securities activity, net of tax	0.3	0.1	(0.6)	0.1
Total Other Comprehensive Income (Loss)	10.1	1.2	0.2	8.1
Comprehensive Income	$218.6	$70.9	$509.6	$437.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	January 31, 2023	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$104.2	$169.9
Trade receivables – net	533.9	524.7
Inventories:
Finished products	786.1	704.4
Raw materials	455.4	384.9
Total Inventory	1,241.5	1,089.3
Other current assets	148.2	226.2
Total Current Assets	2,027.8	2,010.1
Property, Plant, and Equipment
Land and land improvements	131.4	120.4
Buildings and fixtures	1,026.4	959.7
Machinery and equipment	2,654.3	2,503.3
Construction in progress	489.6	527.8
Gross Property, Plant, and Equipment	4,301.7	4,111.2
Accumulated depreciation	(2,027.4)	(1,979.5)
Total Property, Plant, and Equipment	2,274.3	2,131.7
Other Noncurrent Assets
Operating lease right-of-use assets	82.9	106.5
Goodwill	6,010.1	6,015.8
Other intangible assets – net	5,484.4	5,652.2
Other noncurrent assets	138.0	138.7
Total Other Noncurrent Assets	11,715.4	11,913.2
Total Assets	$16,017.5	$16,055.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,231.0	$1,193.3
Accrued trade marketing and merchandising	215.1	193.8
Short-term borrowings	—	180.0
Current operating lease liabilities	34.4	40.1
Other current liabilities	260.2	345.6
Total Current Liabilities	1,740.7	1,952.8
Noncurrent Liabilities
Long-term debt	4,313.3	4,310.6
Deferred income taxes	1,323.6	1,325.8
Noncurrent operating lease liabilities	56.3	76.2
Other noncurrent liabilities	248.6	249.5
Total Noncurrent Liabilities	5,941.8	5,962.1
Total Liabilities	7,682.5	7,914.9
Shareholders’ Equity
Common shares	26.6	26.6
Additional capital	5,469.4	5,457.9
Retained income	3,076.2	2,893.0
Accumulated other comprehensive income (loss)	(237.2)	(237.4)
Total Shareholders’ Equity	8,335.0	8,140.1
Total Liabilities and Shareholders’ Equity	$16,017.5	$16,055.0
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2023	2022
Operating Activities
Net income	$509.4	$429.6
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	172.0	178.9
Amortization	166.8	166.1
Other intangible assets impairment charge	—	150.4
Share-based compensation expense	11.3	15.2
Gain on divestitures – net	(1.6)	(9.6)
Other noncash adjustments – net	26.2	12.3
Make-whole payments included in financing activities	—	7.0
Defined benefit pension contributions	(72.8)	(3.9)
Changes in assets and liabilities:
Trade receivables	(10.7)	(30.7)
Inventories	(154.6)	(131.0)
Other current assets	69.4	22.5
Accounts payable	46.3	(15.2)
Accrued liabilities	26.2	(35.8)
Income and other taxes	(39.9)	(14.9)
Other – net	2.6	1.7
Net Cash Provided by (Used for) Operating Activities	750.6	742.6
Investing Activities
Additions to property, plant, and equipment	(332.3)	(244.5)
Proceeds from divestitures – net	1.6	130.2
Other – net	23.9	(17.6)
Net Cash Provided by (Used for) Investing Activities	(306.8)	(131.9)
Financing Activities
Short-term borrowings (repayments) – net	(185.2)	11.7
Proceeds from long-term debt	—	797.6
Repayments of long-term debt, including make-whole payments	—	(1,157.0)
Capitalized debt issuance costs	—	(10.4)
Quarterly dividends paid	(321.8)	(311.1)
Purchase of treasury shares	(8.0)	(7.7)
Proceeds from stock option exercises	7.8	16.2
Other – net	(2.2)	0.3
Net Cash Provided by (Used for) Financing Activities	(509.4)	(660.4)
Effect of exchange rate changes on cash	(0.1)	(0.3)
Net increase (decrease) in cash and cash equivalents	(65.7)	(50.0)
Cash and cash equivalents at beginning of period	169.9	334.3
Cash and Cash Equivalents at End of Period	$104.2	$284.3
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended January 31, 2023
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2022	106,458,317	$26.6	$5,457.9	$2,893.0	$(237.4)	$8,140.1
Net income				109.8		109.8
Other comprehensive income (loss)					4.0	4.0
Comprehensive income						113.8
Purchase of treasury shares	(61,693)	—	(6.7)	(1.1)		(7.8)
Stock plans	162,735	—	6.5	—		6.5
Cash dividends declared, $1.02 per common share				(108.3)		(108.3)
Balance at July 31, 2022	106,559,359	$26.6	$5,457.7	$2,893.4	$(233.4)	$8,144.3
Net income				191.1		191.1
Other comprehensive income (loss)					(13.9)	(13.9)
Comprehensive income						177.2
Purchase of treasury shares	(580)	—	(0.1)	—		(0.1)
Stock plans	67,757	—	4.4			4.4
Cash dividends declared, $1.02 per common share				(108.5)		(108.5)
Balance at October 31, 2022	106,626,536	$26.6	$5,462.0	$2,976.0	$(247.3)	$8,217.3
Net income				208.5		208.5
Other comprehensive income (loss)					10.1	10.1
Comprehensive income						218.6
Purchase of treasury shares	(746)	—	(0.1)	—		(0.1)
Stock plans	8,499	—	7.5			7.5
Cash dividends declared, $1.02 per common share				(108.3)		(108.3)
Balance at January 31, 2023	106,634,289	$26.6	$5,469.4	$3,076.2	$(237.2)	$8,335.0

	Nine Months Ended January 31, 2022
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2021	108,339,057	$27.1	$5,527.6	$2,847.5	$(277.4)	$8,124.8
Net income				153.9		153.9
Other comprehensive income (loss)					(4.2)	(4.2)
Comprehensive income						149.7
Purchase of treasury shares	(50,203)	—	(6.1)	(0.7)		(6.8)
Stock plans	71,140	—	9.5			9.5
Cash dividends declared, $0.99 per common share				(106.9)		(106.9)
Balance at July 31, 2021	108,359,994	$27.1	$5,531.0	$2,893.8	$(281.6)	$8,170.3
Net income				206.0		206.0
Other comprehensive income (loss)					11.1	11.1
Comprehensive income						217.1
Purchase of treasury shares	(5,676)	—	(0.6)	(0.1)		(0.7)
Stock plans	8,521	—	6.6			6.6
Cash dividends declared, $0.99 per common share				(106.9)		(106.9)
Balance at October 31, 2021	108,362,839	$27.1	$5,537.0	$2,992.8	$(270.5)	$8,286.4
Net income				69.7		69.7
Other comprehensive income (loss)					1.2	1.2
Comprehensive income						70.9
Purchase of treasury shares	(1,505)	—	(0.2)	—		(0.2)
Stock plans	100,996	—	16.8			16.8
Cash dividends declared, $0.99 per common share				(107.0)		(107.0)
Balance at January 31, 2022	108,462,330	$27.1	$5,553.6	$2,955.5	$(269.3)	$8,266.9
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
Operating results for the nine months ended January 31, 2023, are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2022.
Note 2: Recently Issued Accounting Standards
In March 2022, the U.S. Securities and Exchange Commission (the “SEC”) issued the proposed rule under SEC Release No. 33-11042, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize the climate-related disclosures provided by public companies. This update will require the disclosure of greenhouse gas emissions, including Scope 1 and Scope 2 emissions, which will be subject to third-party assurance, as well as climate-related targets and goals, and how the Board of Directors (the “Board”) and management oversee climate-related risks. As of January 31, 2023, these amendments were not adopted by the SEC; however, we anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.
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
A restructuring program was approved by the Board during 2021 associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape. This is inclusive of certain restructuring costs associated with the divestitures of the Crisco®, Natural Balance®, private label dry pet food, and natural beverage and grains businesses. For additional information related to the divestitures, see Note 4: Divestitures.
During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, facility as a result of a new strategic partnership for the production of our liquid coffee products. During 2022, we completed the transition of production to JDE Peet’s N.V. Furthermore, the restructuring program was expanded during the third quarter of 2022 to include certain costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the closure of our Ripon, Wisconsin, production facility to further optimize operations for our U.S. Retail Consumer Foods business. We completed the closure of the Ripon facility during the third quarter of 2023, as planned, and anticipate the remaining restructuring activities will be completed by the end of 2023. We expect to incur total costs of approximately $65.0 associated with the restructuring activities, of which more than half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation. The remaining costs represent employee-related costs.

The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Costs Incurred to Date at January 31, 2023
	2023	2022	2023	2022
Employee-related costs	$0.3	$1.4	$2.1	$3.8	$25.7
Other transition and termination costs	1.3	7.4	5.5	18.8	34.5
Total restructuring costs	$1.6	$8.8	$7.6	$22.6	$60.2
The obligation related to severance costs and retention bonuses was $0.5 and $2.4 at January 31, 2023, and April 30, 2022, respectively. Noncash charges of $3.2 and $6.7 were included in the restructuring costs during the three months ended January 31, 2023 and 2022, respectively, and $10.2 and $15.9 during the nine months ended January 31, 2023 and 2022, respectively. As of January 31, 2023, cumulative noncash charges incurred to date were $33.2 and primarily consisted of accelerated depreciation.
Note 4: Divestitures
Subsequent to January 31, 2023, we entered into a definitive agreement to sell several of our pet food brands to Post Holdings, Inc. (“Post”). We expect the transaction to close during the fourth quarter of 2023, subject to closing conditions, including the receipt of required regulatory approvals. The transaction includes the Rachael Ray® Nutrish®, 9Lives®, Kibbles ’n Bits®, Nature’s Recipe®, and Gravy Train® brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania, and Lawrence, Kansas, and approximately 1,100 employees who support these pet food brands. Under our ownership, these brands are expected to generate net sales of approximately $1.5 billion in 2023, primarily included in the U.S. Retail Pet Foods segment. The transaction is valued at approximately $1.2 billion, consisting of $700.0 in cash, subject to a working capital adjustment, and approximately 5.39 million shares of Post common stock. Based on the expected proceeds, less estimated costs to sell, we anticipate recognizing a pre-tax loss of approximately $815.0 in the fourth quarter of 2023, inclusive of the estimated carrying value of the net assets to be disposed, primarily consisting of goodwill and other intangible assets.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus Capital Management LP (“Nexus”). The transaction included products sold under the R.W. Knudsen® and TruRoots® brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic® beverages, dedicated manufacturing and distribution facilities in Chico, California, and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 in 2022, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $98.7, which were inclusive of a working capital adjustment and net of cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses within other operating expense (income) – net in the Condensed Statements of Consolidated Income, of which $26.7 was recognized during the second half of 2022, and the remaining $1.6 was recognized upon finalization of the working capital adjustment during the first quarter of 2023.
On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods, Inc. (“Diamond Pet Foods”). The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3 in 2022, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, which were net of cash transaction costs. Upon completion of this transaction during the third quarter of 2022, we recognized a pre-tax loss of $17.1, within other operating expense (income) – net in the Condensed Statement of Consolidated Income.
Note 5: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.
The U.S. Retail Pet Foods segment primarily includes the domestic sales of Rachael Ray Nutrish, Meow Mix®, Milk-Bone®, 9Lives, Kibbles ’n Bits, Pup-Peroni®, and Nature’s Recipe branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’®, and Café Bustelo® branded coffee; and the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s® and Jif® branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
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
The following table reconciles segment profit to income before income taxes.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net sales:
U.S. Retail Pet Foods	$758.6	$696.6	$2,252.8	$2,046.2
U.S. Retail Coffee	735.1	661.8	2,042.8	1,850.1
U.S. Retail Consumer Foods	434.2	433.1	1,177.5	1,309.9
International and Away From Home	288.4	265.6	821.3	758.9
Total net sales	$2,216.3	$2,057.1	$6,294.4	$5,965.1
Segment profit:
U.S. Retail Pet Foods	$109.0	$95.7	$349.4	$275.2
U.S. Retail Coffee	204.0	213.4	537.6	572.5
U.S. Retail Consumer Foods	94.1	99.5	249.2	329.2
International and Away From Home	37.6	34.2	95.7	107.5
Total segment profit	$444.7	$442.8	$1,231.9	$1,284.4
Amortization	(55.6)	(55.3)	(166.8)	(166.1)
Other intangible assets impairment charge	—	(150.4)	—	(150.4)
Gain on divestitures – net	—	9.6	1.6	9.6
Interest expense – net	(37.9)	(39.5)	(116.7)	(122.9)
Change in net cumulative unallocated derivative gains and losses	17.5	(22.4)	(43.4)	(37.9)
Cost of products sold – special project costs (A)	(1.0)	(6.8)	(4.9)	(17.5)
Other special project costs (A)	(0.6)	(2.0)	(2.7)	(5.1)
Corporate administrative expenses	(87.1)	(64.9)	(224.7)	(195.2)
Other income (expense) – net	(4.6)	(1.5)	(4.9)	(15.3)
Income before income taxes	$275.4	$109.6	$669.4	$583.6
(A)Special project costs include certain restructuring costs, which are recognized in cost of products sold and other special project costs in the Condensed Statements of Consolidated Income. For more information, see Note 3: Restructuring Costs.

The following table presents certain geographical information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net sales:
United States	$2,080.8	$1,921.8	$5,902.8	$5,574.2
International:
Canada	$110.0	$111.9	$323.0	$326.5
All other international	25.5	23.4	68.6	64.4
Total international	$135.5	$135.3	$391.6	$390.9
Total net sales	$2,216.3	$2,057.1	$6,294.4	$5,965.1
The following table presents product category information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022	Primary Reportable Segment (A)
Coffee	$827.7	$746.2	$2,307.2	$2,077.8	U.S. Retail Coffee
Cat food	271.3	243.7	821.4	707.5	U.S. Retail Pet Foods
Pet snacks	269.0	251.5	773.4	697.1	U.S. Retail Pet Foods
Dog food	241.8	219.9	729.8	696.7	U.S. Retail Pet Foods
Frozen handheld	172.6	120.2	501.4	380.9	U.S. Retail Consumer Foods
Peanut butter	184.6	194.6	438.1	606.7	U.S. Retail Consumer Foods
Fruit spreads	110.2	101.6	314.0	282.3	U.S. Retail Consumer Foods
Portion control	42.9	42.4	114.2	117.6	Other (B)
Baking mixes and ingredients	25.7	23.4	70.8	61.3	Other (B)
Juices and beverages	0.8	36.0	2.4	105.7	Other (B)(C)
Other	69.7	77.6	221.7	231.5	Other (B)
Total net sales	$2,216.3	$2,057.1	$6,294.4	$5,965.1
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the International and Away From Home operating segments, which are combined for segment reporting purposes.
(C)During the three and nine months ended January 31, 2022, the net sales within this category were primarily related to the divested natural beverage business included in the U.S. Retail Consumer Foods segment. For more information, see Note 4: Divestitures.
Note 6: Earnings per Share
We computed net income per common share (“basic earnings per share”) under the two-class method for the three and nine months ended January 31, 2023 and 2022, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. For the three and nine months ended January 31, 2023, the computation of net income per common share – assuming dilution (“diluted earnings per share”) was more dilutive under the treasury stock method, as compared to the two-class method; therefore, the treasury stock method was used in accordance with Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share. Diluted earnings per share for the three and nine months ended January 31, 2022, was computed under the two-class method.

The following table sets forth the computation of basic earnings per share and diluted earnings per share under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net income	$208.5	$69.7	$509.4	$429.6
Less: Net income allocated to participating securities	0.2	0.1	0.7	1.2
Net income allocated to common stockholders	$208.3	$69.6	$508.7	$428.4
Weighted-average common shares outstanding	106.5	108.1	106.4	108.1
Add: Dilutive effect of stock options	0.1	0.1	0.1	—
Weighted-average common shares outstanding – assuming dilution	106.6	108.2	106.5	108.1
Net income per common share	$1.96	$0.64	$4.78	$3.96
Net income per common share – assuming dilution	$1.95	$0.64	$4.78	$3.96
The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Three Months Ended January 31, 2023	Nine Months Ended January 31, 2023
Net income	$208.5	$509.4
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.5	106.4
Add: Dilutive effect of stock options	0.1	0.1
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	0.4	0.4
Weighted-average common shares outstanding – assuming dilution	107.0	106.9
Net income per common share – assuming dilution	$1.95	$4.77

Note 7: Goodwill and Other Intangible Assets

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1, and more often if indicators of impairment exist. As of January 31, 2023, there were no indicators of impairment, and as a result, we do not believe that any of our reporting units or material indefinite-lived intangible assets are more likely than not impaired. The goodwill within the U.S. Retail Pet Foods segment remains susceptible to future impairment charges due to narrow differences between fair value and carrying value. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges. The carrying value of the goodwill within the U.S. Retail Pet Foods segment was $2.4 billion as of January 31, 2023.

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

Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	January 31, 2023		April 30, 2022
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due March 15, 2025	1,000.0	998.2	1,000.0	997.6
3.38% Senior Notes due December 15, 2027	500.0	497.9	500.0	497.6
2.38% Senior Notes due March 15, 2030	500.0	496.6	500.0	496.2
2.13% Senior Notes due March 15, 2032	500.0	494.3	500.0	493.8
4.25% Senior Notes due March 15, 2035	650.0	645.0	650.0	644.7
2.75% Senior Notes due September 15, 2041	300.0	297.2	300.0	297.1
4.38% Senior Notes due March 15, 2045	600.0	588.0	600.0	587.6
3.55% Senior Notes due March 15, 2050	300.0	296.1	300.0	296.0
Total long-term debt	$4,350.0	$4,313.3	$4,350.0	$4,310.6
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, London Interbank Offered Rate, Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at January 31, 2023, or April 30, 2022.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. At April 30, 2022, we had $180.0 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 0.65 percent. As of January 31, 2023, we did not have a balance outstanding under the commercial paper program.

Interest paid totaled $9.9 and $8.6 for the three months ended January 31, 2023 and 2022, respectively, and $87.2 and $90.4 for the nine months ended January 31, 2023 and 2022, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and the payment of other debt fees.

Our debt instruments contain covenant restrictions, including an interest coverage ratio. As of January 31, 2023, we are in compliance with all covenants.
Note 9: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2023	2022	2023	2022
Service cost	$0.3	$0.4	$0.2	$0.3
Interest cost	4.6	3.1	0.6	0.3
Expected return on plan assets	(3.6)	(3.9)	—	—
Amortization of net actuarial loss (gain)	1.0	1.7	(0.3)	(0.1)
Amortization of prior service cost (credit)	0.1	0.3	(0.1)	(0.2)
Settlement loss (gain)	1.4	1.3	—	—
Net periodic benefit cost	$3.8	$2.9	$0.4	$0.3

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2023	2022	2023	2022
Service cost	$0.9	$1.3	$0.7	$0.9
Interest cost	13.4	9.3	1.8	1.0
Expected return on plan assets	(11.7)	(12.1)	—	—
Amortization of net actuarial loss (gain)	3.0	5.2	(0.9)	(0.3)
Amortization of prior service cost (credit)	0.5	0.7	(0.5)	(0.5)
Settlement loss (gain)	3.1	7.5	—	—
Net periodic benefit cost	$9.2	$11.9	$1.1	$1.1

During the first nine months of 2023, we made contributions of $70.0 to increase funding for our U.S. qualified defined benefit pension plans and direct benefit payments of $2.8.
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
The following table presents the gross notional value of outstanding derivative contracts.

	January 31, 2023	April 30, 2022
Commodity contracts	$876.6	$2,086.2
Foreign currency exchange contracts	102.5	91.3

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2023
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$31.3	$11.7	$0.2	$0.2
Foreign currency exchange contracts	1.4	0.9	—	—
Total derivative instruments	$32.7	$12.6	$0.2	$0.2

	April 30, 2022
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$45.4	$22.3	$—	$—
Foreign currency exchange contracts	1.7	—	—	—
Total derivative instruments	$47.1	$22.3	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $33.4 and $54.6 at January 31, 2023, and April 30, 2022, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin accounts are included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all our open positions with individual counterparties, all our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Derivative gains (losses) on commodity contracts	$17.3	$12.4	$(10.9)	$39.1
Derivative gains (losses) on foreign currency exchange contracts	(1.9)	2.1	2.7	3.4
Total derivative gains (losses) recognized in cost of products sold	$15.4	$14.5	$(8.2)	$42.5
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net derivative gains (losses) recognized and classified as unallocated	$15.4	$14.5	$(8.2)	$42.5
Less: Net derivative gains (losses) reclassified to segment operating profit	(2.1)	36.9	35.2	80.4
Change in net cumulative unallocated derivative gains and losses	$17.5	$(22.4)	$(43.4)	$(37.9)
The net cumulative unallocated derivative losses were $6.1 at January 31, 2023, and net cumulative unallocated derivative gains were $37.3 at April 30, 2022.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.4)	(3.4)	(10.2)	(10.4)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to other income (expense) – net (B)	—	—	—	0.6
Change in accumulated other comprehensive income (loss)	$3.4	$3.4	$10.2	$9.8
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $37.9 and $39.5 for the three months ended January 31, 2023 and 2022, respectively, and $116.7 and $122.9 for the nine months ended January 31, 2023 and 2022, respectively.
(B)Other income (expense) – net, as presented in the Condensed Statements of Consolidated Income was expense of $4.6 and $1.5 for the three months ended January 31, 2023 and 2022, respectively, and expense of $4.9 and $15.3 for the nine months ended January 31, 2023 and 2022, respectively. The reclassification during the nine months ended January 31, 2022, is related to the debt extinguishment of the $400.0 Senior Notes due March 15, 2022.
Included as a component of accumulated other comprehensive income (loss) at January 31, 2023, and April 30, 2022, were deferred net pre-tax losses of $204.0 and $214.2, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at January 31, 2023, and April 30, 2022, was $47.9 and $50.3, respectively. Approximately $13.5 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2023		April 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$24.3	$24.3	$26.6	$26.6
Derivative financial instruments – net	20.1	20.1	24.8	24.8
Total long-term debt	(4,313.3)	(3,824.3)	(4,310.6)	(3,977.7)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2023
Marketable securities and other investments: (A)
Equity mutual funds	$5.3	$—	$—	$5.3
Municipal obligations	—	18.5	—	18.5
Money market funds	0.5	—	—	0.5
Derivative financial instruments: (B)
Commodity contracts – net	20.1	(0.5)	—	19.6
Foreign currency exchange contracts – net	0.2	0.3	—	0.5
Total long-term debt (C)	(3,824.3)	—	—	(3,824.3)
Total financial instruments measured at fair value	$(3,798.2)	$18.3	$—	$(3,779.9)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2022
Marketable securities and other investments: (A)
Equity mutual funds	$5.7	$—	$—	$5.7
Municipal obligations	—	19.9	—	19.9
Money market funds	1.0	—	—	1.0
Derivative financial instruments: (B)
Commodity contracts – net	23.4	(0.3)	—	23.1
Foreign currency exchange contracts – net	0.2	1.5	—	1.7
Total long-term debt (C)	(3,977.7)	—	—	(3,977.7)
Total financial instruments measured at fair value	$(3,947.4)	$21.1	$—	$(3,926.3)

(A)Marketable securities and other investments consists of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2023, our municipal obligations are scheduled to mature as follows: $0.2 in 2023, $1.5 in 2024, $1.3 in 2025, $0.8 in 2026, $5.0 in 2027, and the remaining $9.7 in 2028 and beyond.
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
Because the interest rate implicit in the lease cannot be readily determined for the majority of our leases, we utilize our incremental borrowing rate in determining the present value of lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate. As of January 31, 2023, we have entered into lease commitments related to two distribution centers for which the leases have not yet commenced as of that date. The leases will begin during the fourth quarter of 2023 and the first quarter of 2024, and upon commencement, we expect to recognize a right-of-use asset and lease liability of approximately $28.8 and $72.8, respectively, in the Condensed Consolidated Balance Sheets.
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2023	April 30, 2022
Operating lease right-of-use assets	$82.9	$106.5
Operating lease liabilities:
Current operating lease liabilities	$34.4	$40.1
Noncurrent operating lease liabilities	56.3	76.2
Total operating lease liabilities	$90.7	$116.3

Finance lease right-of-use assets:
Machinery and equipment	$8.6	$8.1
Accumulated depreciation	(4.8)	(4.3)
Total property, plant, and equipment	$3.8	$3.8
Finance lease liabilities:
Other current liabilities	$1.4	$1.4
Other noncurrent liabilities	2.5	2.5
Total finance lease liabilities	$3.9	$3.9
The following table summarizes the components of lease expense.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Operating lease cost	$10.3	$10.8	$31.1	$32.2
Finance lease cost:
Amortization of right-of-use assets	0.4	0.5	1.2	1.6
Interest on lease liabilities	0.1	—	0.1	0.1
Variable lease cost	7.2	5.9	18.9	16.9
Short-term lease cost	11.0	10.2	33.6	30.3
Sublease income	(0.3)	(0.3)	(0.9)	(0.9)
Net lease cost	$28.7	$27.1	$84.0	$80.2

The following table sets forth cash flow and noncash information related to leases.

	Nine Months Ended January 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33.2	$33.7
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	1.3	1.7
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	7.2	2.9
Finance leases	1.5	1.2
The following table summarizes the maturity of our lease liabilities by fiscal year.

	January 31, 2023
	Operating Leases	Finance Leases
2023 (remainder of the year)	$10.3	$0.4
2024	32.5	1.5
2025	23.1	1.0
2026	19.9	0.7
2027	6.0	0.4
2028 and beyond	2.6	0.1
Total undiscounted minimum lease payments	$94.4	$4.1
Less: Imputed interest	3.7	0.2
Lease liabilities	$90.7	$3.9
The following table sets forth the weighted average remaining lease term and discount rate.

	January 31, 2023	April 30, 2022
Weighted average remaining lease term (in years):
Operating leases	3.2	3.6
Finance leases	3.2	3.3

Weighted average discount rate:
Operating leases	2.6%	2.5%
Finance leases	2.4%	2.1%
Note 13: Income Taxes
The effective income tax rates for the three months ended January 31, 2023 and 2022, were 24.3 and 36.4 percent, respectively, and for the nine months ended January 31, 2023 and 2022, were 23.9 and 26.4 percent, respectively. During the three and nine months ended January 31, 2023, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the impact of state income taxes. The effective income tax rates for the three and nine months ended January 31, 2022, varied from the U.S. statutory income tax rate due to the impact of state income taxes, including an unfavorable one-time deferred tax impact of an internal legal entity simplification.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $1.1, primarily as a result of the expiration of statute of limitation periods.

Note 14: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2022	$(21.1)	$(163.9)	$(54.2)	$1.8	$(237.4)
Reclassification adjustments	—	10.2	5.2	—	15.4
Current period credit (charge)	(8.5)	—	(3.1)	(0.8)	(12.4)
Income tax benefit (expense)	—	(2.4)	(0.6)	0.2	(2.8)
Balance at January 31, 2023	$(29.6)	$(156.1)	$(52.7)	$1.2	$(237.2)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2021	$(9.0)	$(174.8)	$(97.3)	$3.7	$(277.4)
Reclassification adjustments	—	9.8	12.6	—	22.4
Current period credit (charge)	(9.0)	—	(2.0)	0.2	(10.8)
Income tax benefit (expense)	—	(1.4)	(2.0)	(0.1)	(3.5)
Balance at January 31, 2022	$(18.0)	$(166.4)	$(88.7)	$3.8	$(269.3)

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
Note 15: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2023. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
In addition to the legal proceedings discussed above, in May 2011, we were named a defendant in Council for Education and Research on Toxics (“CERT”) v. Brad Barry LLC, et al., which alleged that we, in addition to nearly eighty other defendants (collectively the “Defendants”) who manufacture, package, distribute, or sell packaged coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code Section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (better known as “Proposition 65”). In August 2020, the trial court granted the Defendants’ motion for summary judgment based on a 2019 regulation clarifying that cancer warnings are not required for coffee under Proposition 65. CERT appealed the ruling in November 2020 to the California Court of Appeals for the Second Appellate District, which affirmed the trial court's decision. CERT then petitioned for further appeal to the California Supreme Court, which was denied on February 15, 2023. The California Supreme Court will send the case back to the trial court to affirm judgement in favor of the Defendants thereby effectively concluding this litigation.
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
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2023, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky, facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of these products at our Lexington facility and temporarily paused shipments from our Memphis, Tennessee, facility. No other products produced at our other facilities were affected by this recall. In June 2022, we resumed manufacturing and shipping at our Lexington facility, as well as shipping from our Memphis facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023 and anticipate a return to normal levels by the end of 2023. During the three and nine months ended January 31, 2023, approximately $20.0 and $110.0 of direct costs were recognized, respectively, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. The majority of the direct costs were incurred through the third quarter of 2023, and additional direct costs are expected to be minimal during the remainder of 2023.
Further, we are a defendant in five putative class action lawsuits as a result of our voluntary recall of select Jif peanut butter products. The plaintiffs assert causes of action for negligence, breach of warranties, fraudulent concealment, unjust enrichment, and, in some of the lawsuits, violations of state consumer protection and deceptive trade practices laws. Their claims are premised on allegations that we engaged in business practices designed to mislead the public regarding the safety of Jif peanut butter for human consumption due to the alleged presence of salmonella. The cases are pending and consolidated in the United States District Court for the Northern District of Ohio. Additionally, the U.S. Food and Drug Administration (the “FDA”) issued a warning letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022, identifying concerns regarding certain practices and controls at the facility. We have responded to the warning letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products but the FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect pending consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact, if any, of the ongoing consumer litigation or potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2023, and the likelihood of loss is not considered probable or estimable.
Note 16: Common Shares
The following table sets forth common share information.

	January 31, 2023	April 30, 2022
Common shares authorized	300.0	300.0
Common shares outstanding	106.6	106.5
Treasury shares	39.9	40.0
Repurchase Program: During the nine months ended January 31, 2023 and 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. The shares repurchased during the nine months ended January 31, 2023 and 2022, consisted of shares repurchased from stock plan recipients in lieu of cash payments. At January 31, 2023, approximately 5.8 million common shares remain available for repurchase pursuant to the Board’s authorizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2023 and 2022. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California, and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 in 2022, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $98.7, which were inclusive of a working capital adjustment and net of cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses within other operating expense (income) – net in the Condensed Statements of Consolidated Income, of which $26.7 was recognized during the second half of 2022, and the remaining $1.6 was recognized upon finalization of the working capital adjustment during the first quarter of 2023.
On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods. The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3 in 2022, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, which were net of cash transaction costs. Upon completion of this transaction during the third quarter of 2022, we recognized a pre-tax loss of $17.1, within other operating expense (income) – net in the Condensed Statement of Consolidated Income.
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
Trends Affecting our Business
The spread of the novel coronavirus (“COVID-19”) throughout the United States and the international community has had, and will continue to have, an impact on financial markets, economic conditions, and portions of our business and industry. During 2022, we experienced significant input cost inflation and a dynamic macroeconomic environment, which we anticipate will persist through the remainder of 2023. In addition, the higher costs required us to implement material price increases across all of our businesses in 2022, and we anticipate the price elasticity of demand will remain elevated during the remainder of 2023 as consumers continue to respond to broader inflation pressures.
During 2023, we continued to experience disruption in our supply chain network, including labor shortages and the supply of certain ingredients, packaging, and other sourced materials, which has resulted in the continued elevation of transportation and other supply chain costs. It is possible that more significant disruptions could occur if the COVID-19 pandemic and certain geopolitical events continue to impact markets around the world, including the impact of e-commerce pressures on freight charges and potential shipping delays due to supply and demand imbalances, as well as labor shortages. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety and business continuity and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during this period of high demand. However, to the extent that high demand levels or the current supply chain environment continues to disrupt order fulfillment, we may experience volume loss and elevated penalties.
Although we do not have any operations in Russia or Ukraine, we continue to monitor the environment for any significant escalation or expansion of economic or supply chain disruptions, including broader inflationary costs, as well as regional or global economic recessions. During 2023, the conflict between Russia and Ukraine primarily impacted the price of grains, oils, and fat-based products, which may continue to have an adverse impact on our results of operations during the remainder of 2023.

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
Results of Operations

	Three Months Ended January 31,			Nine Months Ended January 31,
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Net sales	$2,216.3	$2,057.1	8%	$6,294.4	$5,965.1	6%
Gross profit	$755.8	$683.1	11	$2,009.4	$2,034.0	(1)
% of net sales	34.1%	33.2%		31.9%	34.1%
Operating income	$317.9	$150.6	111	$791.0	$721.8	10
% of net sales	14.3%	7.3%		12.6%	12.1%
Net income:
Net income	$208.5	$69.7	n/m	$509.4	$429.6	19
Net income per common share – assuming dilution	$1.95	$0.64	n/m	$4.77	$3.96	20
Adjusted gross profit (A)	$739.3	$712.3	4	$2,057.7	$2,089.4	(2)
% of net sales	33.4%	34.6%		32.7%	35.0%
Adjusted operating income (A)	$357.6	$377.9	(5)	$1,007.2	$1,089.2	(8)
% of net sales	16.1%	18.4%		16.0%	18.3%
Adjusted income: (A)
Income	$236.8	$252.5	(6)	$671.1	$722.1	(7)
Earnings per share – assuming dilution	$2.21	$2.33	(5)	$6.28	$6.66	(6)
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	2022	Increase (Decrease)	%	2023	2022	Increase (Decrease)	%
Net sales	$2,216.3	$2,057.1	$159.2	8%	$6,294.4	$5,965.1	$329.3	6%
Private label dry pet food divestiture	—	(9.4)	9.4	—	—	(62.3)	62.3	1
Natural beverage and grains divestiture	—	(36.1)	36.1	2	—	(106.7)	106.7	2
Foreign currency exchange	7.2	—	7.2	—	18.6	—	18.6	—
Net sales excluding divestitures and foreign currency exchange (A)	$2,223.5	$2,011.6	$211.9	11%	$6,313.0	$5,796.1	$516.9	9%
Amounts may not add due to rounding.
(A)     Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the third quarter of 2023 increased $159.2, or 8 percent, which includes $45.5 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $211.9, or 11 percent. Higher net price realization contributed a 15 percentage point increase to net sales, primarily reflecting list price increases for each of our U.S. Retail segments and for International and Away From Home. The favorable net price realization was partially offset by a 4 percentage point decrease from volume/mix, primarily driven by the U.S. Retail Coffee segment.
Net sales in the first nine months of 2023 increased $329.3, or 6 percent, which includes $169.0 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $516.9, or 9 percent. Higher net price realization contributed a 15 percentage point increase to net sales, primarily reflecting list price increases for each of our U.S. Retail segments and for International and Away From Home, partially offset by the unfavorable impact of customer returns and fees related to the Jif peanut butter product recall. The favorable net price realization was partially offset by a 6 percentage point decrease from volume/mix, primarily driven by the U.S. Retail Coffee segment and manufacturing downtime related to the recall.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Gross profit	34.1%	33.2%	31.9%	34.1%
Selling, distribution, and administrative expenses:
Marketing	5.5%	5.4%	5.3%	5.5%
Selling	2.5	2.7	2.9	2.9
Distribution	3.5	3.5	3.6	3.5
General and administrative	5.7	4.8	5.4	4.9
Total selling, distribution, and administrative expenses	17.2%	16.3%	17.1%	16.9%
Amortization	2.5	2.7	2.6	2.8
Other intangible assets impairment charge	—	7.3	—	2.5
Other special project costs	—	0.1	—	0.1
Other operating expense (income) – net	—	(0.5)	(0.5)	(0.3)
Operating income	14.3%	7.3%	12.6%	12.1%
Amounts may not add due to rounding.
Gross profit increased $72.7, or 11 percent, in the third quarter of 2023, primarily reflecting a favorable net impact of higher net price realization and increased commodity and ingredient, manufacturing, and packaging costs, inclusive of the unfavorable impact related to the Jif peanut butter product recall, partially offset by a lower contribution from volume/mix and the noncomparable impact of the divested natural beverage and grains businesses.
Operating income increased $167.3, or 111 percent, primarily reflecting the increase in gross profit and lapping of a $150.4 intangible asset impairment charge in the prior year, partially offset by a $44.9 increase in selling, distribution, and administrative (“SD&A”) expenses.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other one-time items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”), primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses as compared to GAAP gross profit, increased $27.0, or 4 percent, in the third quarter of 2023. Operating income excluding non-GAAP adjustments (“adjusted operating income”) decreased $20.3, or 5 percent, as compared to the prior year, further reflecting the exclusion of the prior year impairment charge.
Gross profit decreased $24.6, or 1 percent, in the first nine months of 2023, primarily reflecting a lower contribution from volume/mix and the noncomparable impact of the divested natural beverage and grains businesses, partially offset by a favorable net impact of higher net price realization and increased commodity and ingredient, manufacturing, and packaging costs, inclusive of the unfavorable impact related to the Jif peanut butter product recall.
Operating income increased $69.2, or 10 percent, primarily driven by the lapping of the prior year $150.4 intangible asset impairment charge, partially offset by a $71.3 increase in SD&A expenses and the decrease in gross profit.
Adjusted gross profit, primarily reflecting the exclusion of special project costs and the change in net cumulative unallocated derivative gains and losses as compared to GAAP gross profit, decreased $31.7, or 2 percent, in the first nine months of 2023. Adjusted operating income decreased $82.0, or 8 percent, as compared to the prior year, further reflecting the exclusion of the impairment charge.

Interest Expense

Net interest expense decreased $1.6 and $6.2 in the third quarter and first nine months of 2023, respectively, primarily due to a net favorable impact of the repayment of Senior Notes and the issuance of debt in the prior year. For additional information, refer to Note 8: Debt and Financing Arrangements.
Income Taxes
Income taxes increased $27.0, or 68 percent, in the third quarter of 2023, and increased $6.0, or 4 percent, in the first nine months of 2023, primarily due to the increase in income before income taxes, partially offset by a lower effective income tax rate of 24.3 and 23.9 percent for the third quarter and first nine months of 2023, respectively. The 2022 effective income tax rates were 36.4 percent for the third quarter and 26.4 percent for the first nine months.
During both the current and prior years, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to the impact of state income taxes. The effective income tax rates for the three and nine months ended January 31, 2022, were also impacted by an unfavorable one-time deferred tax impact of an internal legal entity simplification. We anticipate a full-year effective income tax rate for 2023 of approximately 24.0 percent. The full-year effective income tax rate does not include the unfavorable impact related to the goodwill to be disposed with the anticipated sale of certain pet food brands, which is expected to close during the fourth quarter of 2023, subject to certain closing conditions, including the receipt of regulatory approval. For further information, refer to Note 4: Divestitures and Note 13: Income Taxes.
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
During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia, facility as a result of a new strategic partnership for the production of our liquid coffee products. During 2022, we completed the transition of production to JDE Peet’s N.V. Furthermore, the restructuring program was expanded during the third quarter of 2022 to include certain costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the closure of our Ripon, Wisconsin, production facility to further optimize operations for our U.S. Retail Consumer Foods business. We completed the closure of the Ripon facility during the third quarter of 2023, as planned, and anticipate the remaining restructuring activities will be completed by the end of 2023. We expect to incur total costs of approximately $65.0 associated with the restructuring activities, of which more than half of these costs are expected to be other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation. The remaining costs represent employee-related costs. We have incurred total cumulative restructuring costs of $60.2, of which $1.6 and $7.6 were incurred during the third quarter and first nine months of 2023, respectively. For further information, refer to Note 3: Restructuring Costs.
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

	Three Months Ended January 31,			Nine Months Ended January 31,
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$758.6	$696.6	9%	$2,252.8	$2,046.2	10%
U.S. Retail Coffee	735.1	661.8	11	2,042.8	1,850.1	10
U.S. Retail Consumer Foods	434.2	433.1	—	1,177.5	1,309.9	(10)
International and Away From Home	288.4	265.6	9	821.3	758.9	8
Segment profit:
U.S. Retail Pet Foods	$109.0	$95.7	14%	$349.4	$275.2	27%
U.S. Retail Coffee	204.0	213.4	(4)	537.6	572.5	(6)
U.S. Retail Consumer Foods	94.1	99.5	(5)	249.2	329.2	(24)
International and Away From Home	37.6	34.2	10	95.7	107.5	(11)
Segment profit margin:
U.S. Retail Pet Foods	14.4%	13.7%		15.5%	13.4%
U.S. Retail Coffee	27.8	32.2		26.3	30.9
U.S. Retail Consumer Foods	21.7	23.0		21.2	25.1
International and Away From Home	13.0	12.9		11.7	14.2
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales increased $62.0 in the third quarter of 2023, inclusive of the impact of $9.4 of noncomparable net sales in the prior year related to the divested private label dry pet food business. Excluding the noncomparable impact of the divested business, net sales increased $71.4, or 10 percent. Higher net price realization increased net sales by 16 percentage points, primarily reflecting list price increases across the portfolio, partially offset by a decreased contribution from volume/mix of 5 percentage points, primarily driven by decreases for cat food and dog snacks. Segment profit increased $13.3, primarily reflecting a favorable net impact of higher net price realization and increased commodity and ingredient, manufacturing, and packaging costs, partially offset by higher marketing spend and the unfavorable volume/mix.
The U.S. Retail Pet Foods segment net sales increased $206.6 in the first nine months of 2023, inclusive of the impact of $62.3 of noncomparable net sales in the prior year related to the divested private label dry pet food business. Excluding the noncomparable impact of the divested business, net sales increased $268.9, or 14 percent. Higher net price realization increased net sales by 17 percentage points, primarily reflecting list price increases across the portfolio, which was partially offset by a lower contribution from volume/mix of 4 percentage points, primarily reflecting decreases for cat food and dog food. Segment profit increased $74.2, primarily reflecting a favorable net impact of higher net price realization and increased commodity and ingredient, packaging, manufacturing, and transportation costs, partially offset by the unfavorable volume/mix.
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $73.3 in the third quarter of 2023. Net price realization contributed a 19 percentage point increase to net sales, primarily reflecting list price increases across the portfolio. Unfavorable volume/mix decreased net sales by 8 percentage points driven by the Folgers and Dunkin’ brands. Segment profit decreased $9.4, primarily reflecting the unfavorable volume/mix, partially offset by a favorable net impact of higher net price realization and increased commodity and manufacturing costs.
The U.S. Retail Coffee segment net sales increased $192.7 in the first nine months of 2023. Net price realization contributed a 22 percentage point increase to net sales, primarily reflecting list price increases across the portfolio. Unfavorable volume/mix decreased net sales by 11 percentage points driven by the Folgers and Dunkin’ brands. Segment profit decreased $34.9, primarily reflecting the unfavorable volume/mix and higher marketing spend, partially offset by a favorable net impact of higher net price realization and increased commodity and manufacturing costs.

U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales increased $1.1 in the third quarter of 2023, inclusive of the impact of $34.7 of noncomparable net sales in the prior year related to the divested natural beverage and grains businesses. Excluding the noncomparable impact of the divested businesses, net sales increased $35.8, or 9 percent. Net price realization contributed a 6 percentage point increase to net sales, primarily reflecting list price increases across the portfolio. Volume/mix increased net sales by 3 percentage points, primarily driven by an increase for Smucker’s Uncrustables® frozen sandwiches. Segment profit decreased $5.4, primarily reflecting higher manufacturing and packaging costs, inclusive of costs related to the Jif peanut butter product recall, increased marketing spend, and the noncomparable segment profit in the prior year related to the divested natural beverage and grains businesses, partially offset by higher net price realization and the favorable volume/mix.
The U.S. Retail Consumer Foods segment net sales decreased $132.4 in the first nine months of 2023, inclusive of the impact of $101.8 of noncomparable net sales in the prior year related to the divested natural beverage and grains businesses. Excluding the noncomparable impact of the divested businesses, net sales decreased $30.6, or 3 percent. Volume/mix decreased net sales by 6 percentage points, primarily driven by downtime related to the Jif peanut butter product recall and decreases for fruit spread products, partially offset by an increase for Smucker’s Uncrustables frozen sandwiches. Net price realization contributed a 4 percentage point increase to net sales, primarily driven by list price increases for the Smucker’s brand, partially offset by declines for Jif peanut butter, inclusive of the unfavorable impact of customer returns and fees related to the recall. Segment profit decreased $80.0, primarily reflecting higher commodity and ingredient, manufacturing, and packaging costs, inclusive of costs related to the recall, the impact of the noncomparable segment profit in the prior year related to the divested natural beverage and grains businesses, and the unfavorable volume/mix, partially offset by higher net price realization and lower marketing spend.
International and Away From Home
International and Away From Home net sales increased $22.8 in the third quarter of 2023, including $7.2 of unfavorable foreign currency exchange and the noncomparable impact of $1.4 of net sales in the prior year related to the divested natural beverage and grains businesses. Excluding the noncomparable impact of foreign currency exchange and the divested businesses, net sales increased $31.4, or 12 percent, reflecting a 17 percent and 6 percent increase for the Away From Home and International operating segments, respectively. Net price realization contributed a 15 percentage point increase to net sales for the combined businesses, primarily driven by increases for coffee products and baking mixes and ingredients, partially offset by a decreased contribution from volume/mix of 3 percentage points, primarily driven by baking mixes and ingredients and coffee products. Segment profit increased $3.4, primarily reflecting a favorable net impact of higher net price realization and higher commodity costs.
International and Away From Home net sales increased $62.4 in the first nine months of 2023, including $18.6 of unfavorable foreign currency exchange and the noncomparable impact of $4.9 of net sales in the prior year related to the divested natural beverage and grains businesses. Excluding the noncomparable impact of foreign currency exchange and the divested businesses, net sales increased $85.9, or 11 percent, reflecting a 17 percent and 5 percent increase for the Away From Home and International operating segments, respectively. Net price realization contributed a 13 percentage point increase to net sales for the combined businesses, primarily driven by increases for coffee products, baking mixes and ingredients, and frozen handheld products, partially offset by the unfavorable impact of customer returns and fees related to the Jif peanut butter product recall and a decreased contribution from volume/mix of 1 percentage point. Segment profit decreased $11.8, primarily reflecting the impact of the recall and higher commodity costs, partially offset by higher net price realization.
Financial Condition – Liquidity and Capital Resources
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. At January 31, 2023, total cash and cash equivalents was $104.2, compared to $169.9 at April 30, 2022.

The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2023	2022
Net cash provided by (used for) operating activities	$750.6	$742.6
Net cash provided by (used for) investing activities	(306.8)	(131.9)
Net cash provided by (used for) financing activities	(509.4)	(660.4)

Net cash provided by (used for) operating activities	$750.6	$742.6
Additions to property, plant, and equipment	(332.3)	(244.5)
Free cash flow (A)	$418.3	$498.1
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $8.0 increase in cash provided by operating activities in the first nine months of 2023 was primarily driven by lower working capital requirements in 2023, partially offset by the $70.0 contribution to our U.S. qualified defined benefit pension plans during the first quarter of 2023 and lower net income adjusted for noncash items in the current year. The cash required to fund working capital decreased compared to the prior year, primarily related to a favorable net impact of increased accounts payable and inventory levels, primarily driven by timing and input cost inflation. A decrease in incentive compensation also contributed to the lower cash requirements in 2023.
Cash used for investing activities in the first nine months of 2023 consisted primarily of $332.3 in capital expenditures, primarily driven by investments in the new manufacturing and distribution facilities in McCalla, Alabama, and capacity expansions in Longmont, Colorado, to support growth for the Smucker’s Uncrustables brand, as well as plant maintenance across our facilities. The use of cash in 2023 was partially offset by a decrease in collateral pledged of $21.2 in our derivative cash margin account. Cash used for investing activities in the first nine months of 2022 consisted primarily of $244.5 in capital expenditures, which reflected capacity expansion at our Longmont facility, as well as plant maintenance across our facilities. An increase in collateral pledged of $15.4 in our derivative cash margin account also contributed to the use of cash in 2022, which was partially offset by net proceeds from the divested private label dry pet food and the natural beverage and grains businesses of $130.2.
Cash used for financing activities in the first nine months of 2023 consisted primarily of dividend payments of $321.8 and a net decrease in short-term borrowings of $185.2. Cash used for financing activities in the first nine months of 2022 consisted primarily of long-term debt repayments of $1,157.0 and dividend payments of $311.1, partially offset by $797.6 in long-term debt proceeds.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of January 31, 2023, and April 30, 2022, $416.1 and $314.3 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first nine months of 2023 and 2022, we paid $1,069.9 and $774.8, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart Pet Brands, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2023. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.
In addition to the legal proceedings discussed above, in May 2011, we were named a defendant in CERT v. Brad Barry LLC, et al., which alleged that we, in addition to Defendants who manufacture, package, distribute, or sell packaged coffee, failed to provide warnings for our coffee products of exposure to the chemical acrylamide as required under Proposition 65. In August 2020, the trial court granted the Defendants’ motion for summary judgment based on a 2019 regulation clarifying that cancer warnings are not required for coffee under Proposition 65. CERT appealed the ruling in November 2020 to the California Court of Appeals for the Second Appellate District, which affirmed the trial court's decision. CERT then petitioned for further appeal to the California Supreme Court, which was denied on February 15, 2023. The California Supreme Court will send the case back to the trial court to affirm judgement in favor of the Defendants thereby effectively concluding this litigation.
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
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2023, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall
In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky, facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of these products at our Lexington facility and temporarily paused shipments from our Memphis, Tennessee, facility. No other products produced at our other facilities were affected by this recall. In June 2022, we resumed manufacturing and shipping at our Lexington facility, as well as shipping from our Memphis facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023 and anticipate a return to normal levels by the end of 2023. During the three and nine months ended January 31, 2023, approximately $20.0 and $110.0 of direct costs were recognized, respectively, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. The majority of the direct costs were incurred through the third quarter of 2023, and additional direct costs are expected to be minimal during the remainder of 2023.
Further, we are a defendant in five putative class action lawsuits as a result of our voluntary recall of select Jif peanut butter products. The plaintiffs assert causes of action for negligence, breach of warranties, fraudulent concealment, unjust enrichment, and, in some of the lawsuits, violations of state consumer protection and deceptive trade practices laws. Their claims are premised on allegations that we engaged in business practices designed to mislead the public regarding the safety of Jif peanut butter for human consumption due to the alleged presence of salmonella. The cases are pending and consolidated in the United States District Court for the Northern District of Ohio. Additionally, the FDA issued a warning letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022, identifying concerns regarding certain practices and controls at the facility. We have responded to the warning letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products but the FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect pending consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact, if any, of the ongoing consumer litigation or potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2023, and the likelihood of loss is not considered probable or estimable.

Capital Resources
The following table presents our capital structure.

	January 31, 2023	April 30, 2022
Short-term borrowings	$—	$180.0
Long-term debt	4,313.3	4,310.6
Total debt	$4,313.3	$4,490.6
Shareholders’ equity	8,335.0	8,140.1
Total capital	$12,648.3	$12,630.7
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2023, we did not have a balance outstanding under the commercial paper program.
We are in compliance with all our debt covenants as of January 31, 2023, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
During the first nine months of 2023 and 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. At January 31, 2023, approximately 5.8 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
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
As of January 31, 2023, total cash and cash equivalents of $17.1 was held by our foreign subsidiaries, primarily in Canada. We have not repatriated foreign cash to the U.S. during the first nine months of 2023.
Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
As of January 31, 2023, there were no material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2022.

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
Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other one-time items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax-related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP financial measures, such as the one-time deferred state tax impact of the internal legal entity simplification during the third quarter of 2022, can significantly impact our adjusted effective income tax rate.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Gross profit reconciliation:
Gross profit	$755.8	$683.1	$2,009.4	$2,034.0
Change in net cumulative unallocated derivative gains and losses	(17.5)	22.4	43.4	37.9
Cost of products sold – special project costs	1.0	6.8	4.9	17.5
Adjusted gross profit	$739.3	$712.3	$2,057.7	$2,089.4
Operating income reconciliation:
Operating income	$317.9	$150.6	$791.0	$721.8
Amortization	55.6	55.3	166.8	166.1
Other intangible assets impairment charge	—	150.4	—	150.4
Gain on divestitures – net	—	(9.6)	(1.6)	(9.6)
Change in net cumulative unallocated derivative gains and losses	(17.5)	22.4	43.4	37.9
Cost of products sold – special project costs	1.0	6.8	4.9	17.5
Other special project costs	0.6	2.0	2.7	5.1
Adjusted operating income	$357.6	$377.9	$1,007.2	$1,089.2
Net income reconciliation:
Net income	$208.5	$69.7	$509.4	$429.6
Income tax expense	66.9	39.9	160.0	154.0
Amortization	55.6	55.3	166.8	166.1
Other intangible assets impairment charge	—	150.4	—	150.4
Gain on divestitures – net	—	(9.6)	(1.6)	(9.6)
Change in net cumulative unallocated derivative gains and losses	(17.5)	22.4	43.4	37.9
Cost of products sold – special project costs	1.0	6.8	4.9	17.5
Other special project costs	0.6	2.0	2.7	5.1
Adjusted income before income taxes	$315.1	$336.9	$885.6	$951.0
Income taxes, as adjusted	78.3	84.4	214.5	228.9
Adjusted income	$236.8	$252.5	$671.1	$722.1
Weighted-average shares – assuming dilution	107.0	108.5	106.9	108.4
Adjusted earnings per share – assuming dilution	$2.21	$2.33	$6.28	$6.66
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
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2023, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates and commercial paper rates in the U.S.
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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at January 31, 2023, would increase the fair value of our long-term debt by $307.2.
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

	January 31, 2023	April 30, 2022
High	$71.3	$72.3
Low	35.2	14.8
Average	50.3	37.1
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2023, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2023, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during the nine months ended January 31, 2023. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:
•uncertainties related to the timing of the consummation of the sale of certain pet food brands to Post Holdings, Inc., including the possibility that any or all of the conditions to the sale may not be satisfied or waived (including failure to receive required regulatory approvals);
•the effect of the announcement or pendency of the sale of certain pet food brands on our ability to retain key personnel and to maintain relationships with customers, suppliers, and other business partners, including risks relating to potential diversion of management attention from our ongoing business operations;
•the impact of the COVID-19 pandemic on our business, industry, suppliers, customers, consumers, employees, and communities;
•disruptions or inefficiencies in our operations or supply chain, including any impact caused by product recalls (including the Jif peanut butter product recall), political instability, terrorism, armed hostilities (including the ongoing conflict between Russia and Ukraine), extreme weather conditions, natural disasters, pandemics (including the COVID-19 pandemic), work stoppages or labor shortages, or other calamities;
•risks related to the availability, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging, and transportation;
•the impact of food security concerns involving either our products or our competitors’ products, including changes in consumer preference, consumer litigation, actions by the FDA or other agencies, and product recalls;
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2023 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the three months ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 15: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2022, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
The risk factor described below updates the risk factors disclosed in Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2022, to include the potential impact of consumer litigation or any regulatory action by the FDA or other agencies in connection with the recall of select Jif peanut butter products at our Lexington, Kentucky, facility.
Our operations are subject to the general risks of the food industry.
The food industry is subject to risks posed by food spoilage and contamination, product tampering, mislabeling, food allergens, adulteration of food products resulting in product recall, and consumer product liability claims. Our operations could be impacted by both genuine and fictitious claims regarding our products as well as our competitors’ products. In the event of product contamination, tampering, or mislabeling, we may need to recall some of our products. A widespread product recall could result in significant loss due to the cost of conducting a product recall, including destruction of inventory and the loss of sales resulting from the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment or a regulatory action taken against us. A significant product recall, a product liability judgment, or a regulatory action, involving either us or our competitors, could also result in a loss of consumer confidence in our food products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.

In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky, facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility and temporarily paused shipments from our Memphis, Tennessee, facility to eliminate confusion while customers cleared their shelves of potentially impacted products manufactured at the Lexington facility. No other products produced at our other facilities were affected by this recall. In June 2022, we resumed manufacturing Jif peanut butter products at our Lexington facility, as well as shipping from our Memphis facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023 and anticipate a return to normal levels by the end of 2023. To date, we have recognized total direct costs associated with the recall of approximately $110.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. The majority of the anticipated direct costs were incurred through the third quarter of 2023, and additional direct costs are expected to be minimal during the remainder of 2023.

Further, the FDA issued a warning letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We have responded to the warning letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. The FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2023, and the likelihood of loss is not considered probable or estimable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the third quarter of 2023, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2022 - November 30, 2022	151	$145.61	—	5,811,472
December 1, 2022 - December 31, 2022	227	155.74	—	5,811,472
January 1, 2023 - January 31, 2023	368	158.57	—	5,811,472
Total	746	$155.08	—	5,811,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of January 31, 2023, there were approximately 5.8 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 38 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2023	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chair of the Board, President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
3.1	Amended Regulations of The J. M. Smucker Company
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.