Form 10-K
period 2023-04-30
J M SMUCKER Co
filed 2023-06-20
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
 FORM 10-K
_________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2022, was $15,331,349,774.
As of June 8, 2023, 102,046,613 common shares of The J. M. Smucker Company were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 16, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
(Dollars and shares in millions, unless otherwise noted, except per share data)
Item 1.    Business.
The Company: The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”), often referred to as Smucker’s (a registered trademark), was established in 1897 and incorporated in Ohio in 1921. We operate principally in one industry, the manufacturing and marketing of branded food and beverage products on a worldwide basis, although the majority of our sales are in the United States (the “U.S.”). Operations outside the U.S. are principally in Canada, although our products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency translation, represented 5 percent of consolidated net sales for 2023. Our branded food and beverage products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers through retail outlets in North America.
We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. The U.S. retail market segments in total comprised 87 percent of 2023 consolidated net sales and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. International and Away From Home represents sales outside of the U.S. retail market segments. For additional information on our reportable segments, see Note 4: Reportable Segments.

On April 28, 2023, we sold certain pet food brands to Post Holdings, Inc. (“Post”). The transaction included the Rachael Ray® Nutrish®, 9Lives®, Kibbles ’n Bits®, Nature’s Recipe®, and Gravy Train® brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, and $1.4 billion in both 2022 and 2021, primarily included in the U.S. Retail Pet Foods segment.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus Capital Management LP (“Nexus”). The transaction included products sold under the R.W. Knudsen® and TruRoots® brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic® beverages, dedicated manufacturing and distribution facilities in Chico, California and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 and $143.4 in 2022 and 2021, respectively, primarily included in the U.S. Retail Consumer Foods segment.
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
Principal Products: In 2023, our principal products were coffee, cat food, pet snacks, dog food, frozen handheld products, peanut butter, fruit spreads, portion control products, as well as baking mixes and ingredients. Product sales information for the years 2023, 2022, and 2021 is included within Note 4: Reportable Segments.

In the U.S. retail market segments, our products are primarily sold through a combination of direct sales and brokers to food retailers, club stores, discount and dollar stores, online retailers, pet specialty stores, drug stores, military commissaries, mass merchandisers, and natural foods stores and distributors. In International and Away From Home, our products are distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
Sources and Availability of Raw Materials: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. Green coffee, protein meals, peanuts, grains, plastic containers, oils and fats, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate over time, partially driven by the elevated commodity and supply chain costs we experienced in 2023. We actively monitor changes in commodity and supply chain costs, and to mitigate the fluctuation of costs, we may be required to implement material price increases or decreases across our business. Futures, basis, options, and fixed price contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries, and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, armed hostilities (including the ongoing conflict between Russia and Ukraine), changes in governmental agricultural and energy policies and regulation, and political and economic conditions in the source countries. We source peanuts, protein meals, and oils and fats mainly from North America. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. For additional information on the commodities we purchase, see “Commodities Overview” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.
Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials for our Folgers® coffee products, as well as our Jif® peanut butter, and certain finished goods, such as K-Cup® pods, our Pup-Peroni® dog snacks, and liquid coffee, from single sources of supply pursuant to long-term contracts. While availability may vary year-to-year, we believe that we will continue to obtain adequate supplies and that alternatives to single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be in good standing.
Trademarks and Patents: Many of our products are produced and sold under various patents and patents pending, and marketed under trademarks owned or licensed by us or one of our subsidiaries. Our major trademarks as of April 30, 2023, are listed below.

Primary Reportable Segment	Major Trademark
U.S. Retail Pet Foods	Meow Mix®, Milk-Bone®, Pup-Peroni®, and Canine Carry Outs®
U.S. Retail Coffee	Folgers®, Dunkin’®, and Café Bustelo®
U.S. Retail Consumer Foods	Uncrustables®, Jif®, and Smucker’s®
Other (A)	Smucker’s, Folgers, and Uncrustables
(A) Represents the combined International and Away From Home operating segments.
Dunkin’ is a trademark of DD IP Holder LLC used under three licenses (the “Dunkin’ Licenses”) for packaged coffee products, including K-Cup® pods, sold in retail channels, such as grocery stores, mass merchandisers, club stores, e-commerce, and drug stores, as well as in certain away from home channels. The Dunkin’ Licenses do not pertain to coffee or other products for sale in Dunkin’ restaurants. The terms of the Dunkin’ Licenses include the payment of royalties to an affiliate of DD IP Holder, LLC and other financial commitments by the Company. The Dunkin’ Licenses are in effect until January 1, 2039. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc. (“Keurig”), used with permission.
Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “Choosy Moms Choose Jif®,” “That Jif’ing GoodTM,” “The Only One Cats Ask For By Name®,” the Smucker’s banner, the Crock Jar shape, the Gingham design, the Jif Color Banner design, the Café Bustelo Angelina design, and the Milk-Bone and Meow Mix logos.
We own many patents worldwide in addition to utilizing proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.
We consider all of our owned and licensed intellectual property, taken as a whole, to be essential to our business.

Seasonality: The U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods segments do not experience significant seasonality, as demand for our products is generally consistent throughout the year.
Customers: Sales to Walmart Inc. and subsidiaries amounted to 34 percent of net sales in both 2023 and 2022, and 32 percent of net sales in 2021. These sales are primarily included in our U.S. retail market segments. No other customer exceeded 10 percent of net sales for any year.
During 2023, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.
Government Business: No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Competition: We are the branded market leader in the coffee, dog snacks, peanut butter, and fruit spreads categories in the U.S. In Canada, we are the branded market leader in the flour, pickles, fruit spreads, canned milk, and ice cream toppings categories. Our business is highly competitive as all of our brands compete with other branded products as well as private label products.
In order to remain competitive, companies in the food industry need to consider emerging consumer preferences, technological advances, product and packaging innovations, and the growth of certain retail channels, such as the
e-commerce market. The primary ways in which products and brands are distinguished are brand recognition, product quality, price, packaging, new product introductions, nutritional value, convenience, advertising, promotion, and the ability to identify and satisfy consumer preferences. Positive factors pertaining to our competitive position include well-recognized brands, high-quality products, consumer trust, experienced brand and category management, varied product offerings, product innovation, responsive customer service, and an integrated distribution network.
The packaged foods industry has been challenged by a general long-term decline in sales volume in the center of the store. However, there has been an increase in sales primarily driven by changes in consumer behaviors, including employees working at home more frequently as a result of the novel coronavirus (“COVID-19”) pandemic. Certain evolving consumer trends have contributed to the longer-term decline, such as a heightened focus on health and wellness, an increased desire for fresh foods, and the growing impact of social media and e-commerce on consumer behavior. To address these dynamics, we continue to focus on innovation with an increased emphasis on products that satisfy evolving consumer trends.
In addition, private label continues to be a competitor in the categories in which we compete, partially due to improvements in private label quality, the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty, and a movement toward lower-priced offerings during economic downturns or instances of increased inflationary pressures. In our total U.S. retail categories, private label held a 12.1 dollar average market share during the 52 weeks ended April 23, 2023, as compared to a 11.5 dollar average market share during the same period in the prior year. We believe that both private label and leading brands play an important role in the categories in which we compete, appealing to different consumer segments. We closely monitor the price gap, or price premium, between our brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.

Our primary brands and major competitors as of April 30, 2023, are listed below.

Our Primary Products	Our Primary Brands	Competing Brands	Competitors
U.S. Retail Pet Foods
Mainstream cat food	Meow Mix	Cat Chow (A), Friskies, Kit & Kaboodle, and Fancy Feast	Nestlé Purina PetCare Company
		Iams and Sheba	Mars, Incorporated
Pet snacks	Milk-Bone (A), Pup-Peroni, and Canine Carry Outs	Beggin’ Strips	Nestlé Purina PetCare Company
		Blue Buffalo and Nudges	General Mills, Inc.
		Dentastix and Greenies	Mars, Incorporated
		Private label brands	Various
U.S. Retail Coffee
Mainstream roast and ground coffee	Folgers (A) and Café Bustelo	Maxwell House and Yuban	The Kraft Heinz Company
		Private label brands	Various
		McCafé	Keurig Dr. Pepper
		Cafe La Llave	F. Gaviña & Sons, Inc.
Single serve coffee - K-Cup®	Dunkin’, Folgers, and Café Bustelo	Private label brands	Various
		Green Mountain Coffee (A) , Donut Shop, and McCafé	Keurig Dr. Pepper
		Starbucks	Nestlé S.A.
		Peet’s Coffee & Tea	JDE Peet’s N.V.
		Maxwell House and Gevalia	The Kraft Heinz Company
Premium coffee	Dunkin'	Starbucks (A) and Seattle’s Best Coffee	Nestlé S.A.
		Private label brands	Various
		Peet’s Coffee & Tea	JDE Peet’s N.V.
		Eight O’Clock	Tata Global Beverages Limited
		Community Coffee	Community Coffee Company
		Gevalia	The Kraft Heinz Company
U.S. Retail Consumer Foods
Peanut butter and specialty spreads	Jif (A)	Private label brands	Various
		Skippy	Hormel Foods Corporation
		Nutella	Ferrero SpA
		Peter Pan	Post Holdings, Inc.
Fruit spreads	Smucker’s (A)	Private label brands	Various
		Welch’s	Welch Foods Inc.
		Bonne Maman	Andros Foods USA, Inc.
Frozen sandwiches and snacks	Smucker’s Uncrustables	Hot Pockets (A)	Nestlé S.A.
		Totino’s	General Mills, Inc.
		El Monterrey	Ruiz Foods
International and Away From Home
Foodservice hot beverage	Folgers, 1850®, and Café Bustelo	Starbucks	Nestlé S.A.
		Private label brands	Various
		Nescafé	Société des Produits Nestlé S.A.
Foodservice portion control	Smucker’s and Jif	Private label brands	Various, including Diamond Crystal Brands
		Heinz, Welch’s, and Private Label Brands	The Kraft Heinz Company
Foodservice frozen handheld	Smucker’s Uncrustables	Hot Off the Grill	Integrated Food Service
		Classic Delight	Classic Delight Inc.
Canada coffee	Folgers	Tim Hortons (A)	Restaurant Brands International Inc.
		Maxwell House	The Kraft Heinz Company
		Private label brands	Various
Canada flour	Robin Hood® (A) and Five Roses®	Private label brands	Various
(A) Identifies the current market leader within the product category. In certain categories, the market leader is not identified as two or more brands compete for the largest share.

Government Regulations: Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S., including the U.S. Food and Drug Administration (the “FDA”), U.S. Federal Trade Commission, U.S. Departments of Agriculture, Commerce, and Labor, and U.S. Environmental Protection Agency. Additionally, we are subject to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, transportation, storage, distribution, and sale of food products are each subject to governmental regulation that is increasingly extensive. Governmental regulation encompasses such matters as ingredients (including whether a product contains bioengineered ingredients), packaging, labeling, pricing, advertising, relations with distributors and retailers, health, safety, data privacy and security, and anti-corruption, as well as an increased focus regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability, including single-use plastics. We are subject to tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. We rely on legal and operational compliance programs, including in-house and outside counsel, to guide our business in complying with applicable laws and regulations of the countries in which we do business. We believe we are in compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position in 2024.

Environmental Matters: Compliance with environmental regulations and prioritizing our environmental sustainability efforts are important to us as a responsible corporate citizen. As such, we have public goals related to waste diversion, water usage, energy usage, greenhouse gas emissions, and sustainable packaging. In support of our commitment to environmental sustainability, we have implemented and manage a variety of programs across our operations, including energy optimization, utilization of renewable energy, water conservation, recycling, and, in our supply chains, we have partnerships with farmers who implement sustainable practices. We continue to evaluate and modify our processes to further limit our impact on the environment.

Human Capital Management: Our values and principles are rooted in our Basic Beliefs and serve as the foundation for our strategic and daily decisions. With 2023 marking our 125th year in business, we updated and strengthened the language of our Basic Beliefs to be as clear, concise, and actionable as possible. While we are incredibly proud of our past, we believe strongly in the concept of working to be better tomorrow than we are today, which is why we evolved our Basic Beliefs during 2023, to Be Bold, Be Kind, Do the Right Thing, Play to Win, and Thrive Together. Our employees are among our most important resources and are critical to our success as a company. Therefore, we are committed to supporting our employees holistically, both personally and professionally. With almost 5,800 full-time employees worldwide, every employee makes a difference to our Company. We believe it is critical that we have an inclusive and diverse environment and that we take proactive steps to ensure we are enabling our employees to reach their full potential. To hold ourselves accountable, we conduct an employee engagement survey annually to provide an opportunity for open and confidential feedback from our employees and to help guide our organization priorities for the upcoming fiscal year. Additionally, we conduct functional pulse surveys as needed to gain additional information based on responses to the larger engagement survey, or in sub-groups of our employee population where a specific topic or question may be needed. These surveys are supplemented by regular Company Town Halls, which help to foster an environment of transparency and two-way communication. Employees also have the opportunity to anonymously report violations of the Commitment to Integrity: Our Code (“Code of Conduct”) or complaints regarding accounting, auditing, and financial-related matters through our Smucker Voice Line – the Integrity Portal (“Portal”). The Portal also can be utilized by customers, contractors, vendors, and their employees, as well as any others in a business relationship with our Company. To further support our commitment to ethics and our basic belief, Do the Right Thing, our employees were also asked to participate in an Ethics and Compliance Survey in 2023, to help us understand our strengths and identify opportunities for future ethics and compliance programs and training. We conduct this assessment on a biennial basis.

Additional information regarding our human capital management is available in our 2022 Corporate Impact Report that can be found on our website at www.jmsmucker.com/news-stories/corporate-publications. Information on our website, including our 2022 Corporate Impact Report, is not incorporated by reference into this Annual Report on Form 10-K.

Health and Wellness: Maintaining a safe and healthy workplace is among our top priorities and is aligned with our basic belief, Do the Right Thing. We are diligent in ensuring workforce health and safety through education and training which is provided at all locations. These efforts resulted in our achievement of a total recordable incident rate during 2023, that is three times below the industry average. Our health and safety internal assessments conducted at each of our production facilities quarterly, as well as periodic external assessments, confirm our compliance with safety regulations and corporate policies. The teams document the results and determine corrective actions to ensure we hold ourselves accountable for providing a safe work environment.

As part of our focus on well-being, we emphasize the need for our employees to embrace healthy lifestyles. We offer all employees a variety of free and discounted services, as well as education opportunities, to support their physical, emotional, and financial well-being, including free sessions through our Employee Assistance Program. We also offer on-site conveniences, such as health and wellness centers at several of our locations and a Child Development Center at our corporate headquarters in Orrville, Ohio. In addition, we provide our employees with paid time off to renew and programs to promote workplace flexibility.

Further, we have continued to promote the importance of self-care and the availability of mental health resources to our employees. In recognition of the need for mental health resources across society, we have partnered with the United Way® of Summit County 211 program and the National Council for Behavioral Health to provide support for our employees and communities. In 2022, we supported the Akron Children’s Hospital’s (“ACH”) Lois and John Orr Family Behavioral Health Center and its scholarship program, which will help fund scholarships to help four nurses at ACH get the training they need to become psychiatric-mental health nurses. The scholarship program will support ACH’s ability to provide behavioral health care to meet the growing need for this specialized treatment.

Diversity and Inclusion: We believe having an inclusive culture and the expertise of diverse professionals across our business that reflects our consumers is critical to our success and is in alignment with our basic belief, Thrive Together. Our commitment to inclusion, diversity, and equity (“ID&E”) is focused around the following three aspirations:
Enhance Workplace Diversity
•Aspire to double the representation of People of Color within our U.S. salaried employee community by 2027
•Aspire to increase women at all senior levels within our U.S. salaried employee community to 45 percent by 2027
•Complete foundational work across other key demographics to establish baselines to inform future quantitative growth aspirations
Increase Equity Through Expanded Opportunities
•Evaluate and evolve practices, including lateral assignments and promotions, to support equitable opportunities
Foster an Inclusive Workplace
•Establish measurable expectations for participation in select employee resource group (“ERG”) sponsored events and education
•Develop integrated strategy, aspirations, and prioritized initiatives across our ERGs

In support of these aspirations, we have made important progress over the past year on our commitment to create an environment where our employees are supported and differences are truly celebrated. We have successfully introduced ERGs, which are all voluntary, employee-led groups that represent a unique community. The purpose of these groups is to create inclusion where all can see themselves and feel a part of our Company. We have seven ERGs, as well as our Advocate Alliance group, to support employees and encourage allyship. Our ERGs include BLAC (Black Leadership and Ally Council); PRIDE Alliance (i.e., LGBTQ+); GROW (Greater Resources and Opportunities for Women); RAICES (i.e., Latino/a/x and Hispanic contributions); AFVA (Armed Forces Veterans and Allies); CAPIA (Community of Asians, Pacific Islanders, and Allies); and ADDAPT (Advocating for Disabilities and Diverse Abilities by Partnering Together), which all employees are encouraged to join as either a member or ally. Additionally, we have coordinated more than 750 hours of employee programming on education and understanding, hosted panels to reflect the unique experiences of underrepresented groups to increase employee awareness while encouraging empathy and allyship, and published regular content to celebrate our differences and increase understanding.

We approach diversity from the top-down, exemplified by our Board of Directors (the “Board”), where 4 of 11 directors are women and 2 of 11 directors are racially or ethnically diverse. Additionally, 46 percent of our executive and senior management team members are women, inclusive of 4 of 7 members of our Executive Leadership Team, demonstrating our belief that a diverse team with a variety of viewpoints is important and further contributes to a more effective decision-making process and overall greater success. Furthermore, approximately 39 percent of our salaried workforce in senior-level roles are women and 12 percent of our salaried workforce are racially or ethnically diverse. We recognize we have work to do to ensure a more inclusive and diverse organization, which is why we are implementing changes to our recruiting, hiring, and retention programs to improve diversity at all levels within our Company. To further these efforts, in 2023, we established human resource positions focused on improving our diversity and inclusion, specifically within talent acquisition and recruiting. Our Company Leadership Team, beginning in 2022 with all Officers, and further expanding to Senior Directors and above in 2023, has 10 percent of their annual cash incentive awards based on the achievement of our environmental, social, and governance objectives, which includes our ID&E efforts, among others.

Further, we have partnered with the Akron Urban League, the Urban League of Greater Cleveland, the Equal Justice Initiative, the Human Rights Campaign, and the NAACP Legal Defense and Educational Fund to further our commitment to this cause and have committed more than $600,000 to these partners as part of multi-year partnerships. These organizations advocate for inclusion, racial justice, and the advancement of underrepresented and vulnerable people. To ensure ongoing progress against our commitments, we are evaluating our success through several measures, including reviews of organization health assessments, evaluation of workforce composition and minority representation across all levels of the organization, and successful integration of key programming. In addition, to further support our ERGs and charitable giving efforts, we have committed over $250,000 as an ongoing annual charitable donation to support organizations that align and are supported by our ERGs.

During calendar year 2022, due to our increased effort to support diversity and inclusion, our Corporate Equality Index (“CEI”) from the Human Rights Campaign was 95 out of 100 points, which increased from 80 in calendar year 2021. Specifically, we were able to increase the CEI index through enhancements to our transgender-inclusive health benefits, philanthropic contributions to and partnerships with LGBTQ+ organizations, pledging our support of the Human Rights Campaign’s Business Coalition for the Equality Act, enhancement of charitable giving guidelines to prohibit philanthropic support of organizations with an explicit policy of sexual orientation and gender identity discrimination, having a supplier diversity program that includes the outreach to LGBTQ+ owned businesses, and the establishment of the PRIDE Alliance ERG.

Learning and Development: We strive to foster an environment of growth for our people and support our culture of continuous learning and our focus on our basic belief, Play to Win. We support and challenge our employees to increase their knowledge, skills, and capabilities through all phases of their career. Our Employee Development programs offer foundational instruction on Company culture and provide employees additional learning opportunities throughout their careers. This is reflected in annual reviews, which allow management and employees to partner and determine specific opportunities for growth within each role through important work, new experiences generated through a dynamic environment, regular feedback, and purposeful development opportunities. Building a career at our Company is fundamental to who we are and is evidenced by our Executive Leadership Team, where 5 of 7 members were promoted from within, and our trailing 12-month turnover remains below industry average.

In addition, we are committed to providing the tools and resources our employees need to learn, develop, and grow with us, including virtual sessions. A suite of online training and education programs are available to our employees, ranging from role-specific training to education on soft skills and our Company culture. Through these tools and resources, in 2023, we coordinated nearly 8,000 hours of professional development training for our employees. Our best-in-class “Discovering the Art of Leadership” series, developed in collaboration with Case Western Reserve University, teaches our people managers how to effectively lead teams and develop employees. We dedicate time to developing and coaching our people managers to provide support to our employees holistically. This means promoting resonant leadership and the practice of emotional intelligence and mindfulness, so our people managers have the knowledge and tools to support the unique needs of each employee.

Fostering an environment for growth and continuous learning for our employees is an important priority of our Company. However, our commitment to education also includes our communities as evidenced by our partnerships with organizations passionate about improving access to quality education. We have partnered with The University of Akron Zip Assist Program, which offers emergency aid to students, and have acted as a founding sponsor of Opening Track, a unique music education program from Boys and Girls Club of Northeast Ohio. We also donated $100,000 to the Cleveland Museum of Natural History capital campaign. Finally, our Café Bustelo brand continues to sponsor the El Café del Futuro Scholarship, a program that invests in the Latino community by awarding scholarships to college students at HACU-member institutions seeking a better future for themselves, their families, and their communities. To date, $550,000 in college funds have been awarded to 110 Latino students nationwide.

Compensation and Benefits: In support of our basic beliefs, Be Kind and Play to Win, we believe in paying for performance and compensating our employees at market competitive rates and utilizing performance-based awards to support the overall well-being of our employees. Additionally, we employ an incentive program for eligible participants to reward both shared Company results and strong individual performance. Our Total Rewards program offers competitive, comprehensive benefits to meet the unique needs of each employee at each life stage, including insurance coverage options for domestic partners in addition to married couples, and a Company-matched retirement savings program. Our rewards program also addresses the holistic needs of our employees by supporting their physical well-being, providing tools and resources to help them actively take responsibility, share in the cost, and make the best decisions regarding their personal well-being. These programs provide resources that respond to their changing needs throughout their careers, including access to our Child Development Center, flexible work schedules, tuition assistance, pet insurance, and expanded parental leave. Additionally, our approach to paid time off is competitive with our industry peers, which includes at least three weeks of paid time off (and increases based on an employee’s tenure), 12 paid Company holidays per calendar year, including a floating holiday, which can be used at the employee’s discretion to observe and celebrate occasions that align with their personal interests and beliefs, 12 weeks of parental leave, in addition to short-term disability available to birth mothers, and pet bereavement leave. In 2022, we extended our Total Rewards benefits package to include advocacy resources to help LGBTQ+ employees navigate obstacles and identify LGBTQ+ knowledgeable providers. In addition, we broadened our family building benefits to support the desire for all aspiring parents to build their family through enhanced fertility benefits through a third-party partner as well as enhanced adoption and surrogacy financial support.

Community and Social Impact: Supporting the communities where we live and work has been a Company priority since our inception and is aligned with our basic belief, Be Kind. Through our many partnerships, we are able to understand the needs and support required within our local communities and leverage these relationships to make the connections necessary to offer this critical assistance. With our partners, including the American Red Cross®, United Way®, Feeding America®, and Habitat for Humanity®, we have helped support disaster relief efforts with product and financial donations. Specifically, through the American Red Cross® and United Way®, we have donated more than $1.2 to support the communities where we live and work. We have supported the LeBron James Family Foundation, and its work with the I PROMISE School, including helping supply the school’s on-site food pantry, donating funds to the school’s library, and the development of the I PROMISE School’s J. M. Smucker Hometown Hall. In addition to our work to support those in the communities where we live and work, we believe it is important that we help facilitate business success globally and are proud that our employees share in this belief. Through our relationship with Partners in Food Solutions and TechnoServe®, we have opened up skills-based employee volunteer opportunities to our workforce, allowing our people to share their talents and expertise with companies that work to help provide a secure and consistent food supply for families in Africa.

We are fortunate to have the expertise and passion of talented employees who help us deliver high-quality products to our customers and consumers across North America. We are also fortunate to have employees who share our commitment to ensure that people, pets, and communities where we live and work have access to the support and essential resources they need. We believe it is important to celebrate their contributions, including recognizing organizations about which they are especially passionate about. One way we do this is through our Company Matching Gift Program, which gives employees the opportunity to donate to partner charities and have their donation matched by the Company, dollar-for-dollar, from a minimum of $5 up to a maximum of $2,500 per calendar year per employee. In addition, each year we offer employees the opportunity to nominate the organizations most important to them to be added to the program. In 2023, the Company Matching Gift Program was expanded to credit our employees’ Smucker Giving accounts for each hour of volunteering done for a non-profit charity, and these funds can be donated to an approved charity of the employee’s choice.

Information about our Executive Officers: The names, ages as of June 13, 2023, and current positions of our executive officers are listed below. All executive officers serve at the pleasure of the Board, with no fixed term of office.

Name	Age	Years with Company	Position	Served as an Officer Since
Mark T. Smucker	53	25	Chair of the Board, President, and Chief Executive Officer (A)	2001
John P. Brase	55	3	Chief Operating Officer (B)	2020
Amy C. Held	49	10	Chief Transformation Officer (C)	2018
Jeannette L. Knudsen	53	20	Chief Legal Officer and Secretary (D)	2009
Tucker H. Marshall	47	11	Chief Financial Officer (E)	2020
Jill R. Penrose	50	19	Chief People and Corporate Services Officer (F)	2014
(A)Mr. Mark Smucker was elected to his present position in August 2022, having previously served as President and Chief Executive Officer since May 2016.
(B)Mr. Brase was elected to his present position in April 2020, having previously served at The Procter & Gamble Company (“P&G”) for 30 years. He was the Vice President and General Manager of P&G’s North American Family Care business from April 2016 through March 2020.

(C)Ms. Held was elected to her present position in September 2022, having served as Chief Strategy and International Officer since November 2019. Prior to that time, she served as Senior Vice President, Corporate Strategy, M&A, and International since March 2018.
(D)Ms. Knudsen was elected to her present position in September 2022, having served as Chief Legal and Compliance Officer and Secretary since November 2019. Prior to that time, she served as Senior Vice President, General Counsel and Secretary since May 2016.
(E)Mr. Marshall was elected to his present position in May 2020, having served as Senior Vice President and Deputy Chief Financial Officer since November 2019. Prior to that time, he served as Vice President, Finance since May 2016.
(F)Ms. Penrose was elected to her present position in March 2023, having served as Chief People and Administrative Officer since November 2019. Prior to that time, she served as Senior Vice President, Human Resources and Corporate Communications since May 2016.
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
Risks Related to Our Business
Deterioration of national and global macroeconomic conditions, an economic recession, periods of inflation, or economic uncertainty in key markets may adversely affect consumer spending and demand for our products.

National and global macroeconomic conditions can be uncertain and volatile. We have in the past been, and may continue to be, adversely affected by changes in national and global macroeconomic conditions, such as inflation, rising interest rates, tax rates, availability of capital markets, consumer spending rates, energy availability and costs, supply chain challenges, labor shortages, and growing recession risk. The macroeconomic conditions recently experienced were in part due to the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and global supply chain challenges.

Volatility in financial markets and deterioration of national and global macroeconomic conditions could impact our business and results of operations in a number of ways, including, but not limited to, the following:

•financial instability of our customers and suppliers could result in additional bad debts or non-performance;
•value of our investments in debt and equity securities may decline, including our investment in Post common stock;
•future volatility or disruption in the capital and credit markets could negatively impact our liquidity or increase costs of borrowing;
•an impairment in the carrying value of goodwill, other intangible assets, or other long-lived assets, or a change in the useful life of finite-lived intangible assets could occur if there are sustained changes in consumer purchasing behaviors, government restrictions, financial results, or a deterioration of macroeconomic conditions;
•volatility in commodity and other input costs could continue due to adverse macroeconomic conditions; and
•consumers could choose to purchase private label or competitive products of our lower-priced products as a result of an economic downturn.

These and other impacts of global and national macroeconomic conditions could also heighten many of the other risk factors discussed in this section. Our sensitivity to economic cycles and any related fluctuation in consumer demand could negatively impact our business, results of operations, financial condition, and liquidity.

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
In particular, we consider our proprietary coffee roasting methods essential to the consistent flavor and richness of our coffee products and, therefore, essential to our coffee brands. Because many of the roasting methods we use are considered our trade secrets and not protected by patents, it may be difficult for us to prevent competitors from copying our coffee products if such coffee roasting methods are independently discovered or become generally known in the industry. We also believe that our packaging innovations, such as our AromaSeal™ canisters, are important to the coffee business’ marketing and operational efforts. In addition, we utilize a number of proprietary methods for manufacturing our Smucker’s Uncrustables frozen sandwiches, which we believe are essential to producing high-quality sandwiches that consistently meet consumer expectations. Since the current methods used in making our sandwiches are considered our trade secrets and not protected by patents, it may be difficult for us to prevent competitors from copying our sandwiches if such sandwich-making methods are independently discovered or become generally known in the industry. If our competitors copy or develop more advanced coffee roasting or packaging or sandwich-making methods then the value of our coffee products or Smucker’s Uncrustables brand, respectively, may be diminished, and we could lose customers to our competitors.

In addition, certain of our intellectual property rights, including the Dunkin’ trademarks, are owned by third parties and licensed to us. These trademarks are renegotiated and renewed pursuant to their terms, and if in the future, we are unable to renew or fail to renegotiate the licensing arrangements, then our financial results could be materially and negatively affected.
Loss or interruption of supply from single-source suppliers of raw materials and finished goods could have a disruptive effect on our business and adversely affect our results of operations.
We have elected to source certain raw materials, such as packaging for our Folgers coffee products, as well as our Jif peanut butter, and certain finished goods, such as K-Cup® pods, our Pup-Peroni dog snacks, and liquid coffee, from single sources of supply. While we believe that, except as set forth below, alternative sources of these raw materials and finished goods could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a single-source supplier would result in additional costs, could have a disruptive short-term effect on our business, and could adversely affect our results of operations.
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
Our ability and the ability of our third-party suppliers and service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, fire, or water availability, whether caused by climate change or otherwise; work stoppage or labor shortages; or political instability, terrorism, armed hostilities (including the ongoing conflict between Russia and Ukraine), pandemic illness (such as COVID-19), government restrictions, or other causes could significantly impair our ability to operate our business. In particular, substantially all of our coffee production takes place in New Orleans, Louisiana and is subject to risks associated with hurricane and other weather-related events, and some of our production facilities are located in places where tornadoes or wildfires can frequently occur, such as Alabama, Kansas, and California. Failure to take adequate steps to mitigate or insure against the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations. While we insure against many of these events and certain business interruption risks and have policies and procedures to manage business continuity planning, such insurance may not compensate us for any losses incurred and our business continuity plans may not effectively resolve the issues in a timely manner.

In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama dedicated to the production of Smucker’s Uncrustables frozen sandwiches. Construction of this facility began in 2022, with production expected to begin in calendar year 2025. Production of new manufacturing facilities and distribution centers could cause delays and increased costs, such as shortages of materials or skilled labor, unforeseen construction, scheduling, engineering, or environmental problems, impacts of adverse weather, and unanticipated cost increases. In addition, any construction delays may impact the future demand for Smucker’s Uncrustables frozen sandwiches. If we are unable to complete the construction of the McCalla facility within the anticipated timeframe and within our cost estimates, our financial condition and results of operations could be adversely affected.
Our business could be harmed by strikes or work stoppages.
As of April 30, 2023, 22 percent of our full-time employees, located at seven manufacturing locations, are covered by collective bargaining agreements. These contracts vary in term depending on location, with one contract expiring in 2024, representing approximately one percent of our total employees. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.
The success of our business depends substantially on consumer perceptions of our brands.
We are the branded market leader in several categories both in the U.S. and Canada. We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends on our ability to provide high-quality products. Brand value could diminish significantly as a result of a number of factors, such as if we fail to preserve the quality of our products, if there are concerns about the safety of our products, if we are perceived to act in an irresponsible manner, if the Company or our brands otherwise receive negative publicity, if our brands fail to deliver a consistently positive consumer experience, or if our products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If we are unable to build and sustain brand equity by offering recognizably superior products, we may be unable to maintain premium pricing over private label products. If our brand values are diminished, our revenues and operating results could be materially adversely affected. In addition, anything that harms the Dunkin’ brand could adversely affect the success of our exclusive licensing agreements with the owner of that brand.

We may not be able to attract, develop, and retain the highly skilled people we need to support our business.

We depend on the skills and continued service of key employees, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train, and retain qualified individuals, including, for example, all levels of skilled labor in our manufacturing facilities. We compete with other companies both within and outside of our industry for talented people, and we may lose key employees or fail to attract, recruit, train, develop, and retain other talented individuals. Any such loss, failure, or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring, integrating, and training qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who leave or to offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results.

During 2023, we continued to experience an increasingly competitive labor market, increased employee turnover, changes in the availability of our workers, and labor shortages in our supply chain. These challenges have resulted in, and could continue to result in, increased costs and could impact our ability to meet consumer demand, each of which may adversely affect our business and financial results.
Our operations are subject to the general risks associated with acquisitions, divestitures, and restructurings.
Our stated strategic vision is to engage, delight, and inspire consumers by building brands they love and leading in growing categories. We have historically made strategic acquisitions of brands and businesses, and intend to do so in the future in support of this strategy. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, including the effective management of integration and related restructuring costs, we could fail to achieve the anticipated synergies and cost savings, or the expected increases in revenues and operating results. Additional acquisition risks include the diversion of management attention from our existing business, potential loss of key employees, suppliers, or consumers from the acquired business, assumption of unknown risks and liabilities, and greater than anticipated operating costs of the acquired business. Any of these factors could have a material adverse effect on our financial results.
In addition, we have made strategic divestitures of brands and businesses, including the recent sale of certain pet food brands, as well as the natural beverage and grains, private label dry pet food, Crisco, and Natural Balance businesses, and we may do so in the future. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, our business and financial results could be negatively impacted. Further, we may incur asset impairment charges related to divestitures that reduce our profitability. Divestitures and related restructuring costs, such as the restructuring plan entered into in 2021, and concluded in 2023, require a significant amount of management and operational resources. These additional demands could divert management’s attention from core business operations, potentially adversely impacting existing business relationships and employee morale, resulting in negative impacts on our financial performance. For more information, see Note 2: Special Project Costs and Note 3: Divestitures.
We may not realize the benefits we expect from our cost reduction and other cash management initiatives.
We continuously pursue initiatives to reduce costs, increase effectiveness, and optimize cash flow. We may not realize all of the anticipated cost savings or other benefits from such initiatives. Other events and circumstances, such as financial or strategic difficulties, delays, or unexpected costs, may also adversely impact our ability to realize all of the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation may require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Any failure to implement these initiatives in accordance with our plans could adversely affect our business and financial results.

During 2023, we created a Transformation Office to support our multi-year commitment to ongoing margin enhancement efforts, inclusive of the removal of stranded overhead costs associated with the recent sale of certain pet food brands. The Transformation Office is focused on enterprise-wide continuous improvement strategies to ensure a pipeline of productivity initiatives and profit growth opportunities. It is compiled of cross-functional leaders at every level of our organization who help to establish new ways of working, along with sustainable efficiencies and cost reduction efforts throughout our Company. If we are unable to successfully implement our transformation initiatives, our business and results of operations could be adversely affected.
Risks Related to Our Industry

Our operations are subject to the general risks of the food industry.

The food industry is subject to risks posed by food spoilage and contamination, product tampering, mislabeling, food allergens, adulteration of food products resulting in product recall, consumer product liability claims, or regulatory investigations or actions. Our operations could be impacted by both genuine and fictitious claims regarding our products as well as our competitors’ products. In the event of product contamination, tampering, or mislabeling, we may need to recall some of our products. A widespread product recall could result in significant loss due to the cost of conducting a product recall, including destruction of inventory and the loss of sales resulting from the unavailability of product for a period of time. We could also suffer losses from a significant judgment or settlement of a claim or litigation or a regulatory action taken against us. In addition, we could be the target of claims of false or deceptive advertising under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. A significant product recall, a product liability judgment or settlement, a regulatory action, or false advertising claim, involving either us or our competitors, could also result in a loss of consumer confidence in our food products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.

In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility and temporarily paused shipments from our Memphis, Tennessee facility to eliminate confusion while customers cleared their shelves of potentially impacted products manufactured at the Lexington facility. No other products produced at our other facilities were affected by the recall. In June 2022, we resumed manufacturing Jif peanut butter products at our Lexington facility, as well as shipping from our Memphis facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023, and as of April 30, 2023, we have returned to normal levels. To date, we have recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. We expect costs associated with the recall to be minimal in 2024.

Further, the FDA issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We have responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we have worked diligently to further strengthen our already stringent quality processes, including doubling our finished product testing and tripling our environmental testing to verify the efficacy of our actions. The FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2023, and the likelihood of loss is not considered probable or estimable.
Changes in our relationships with significant customers, including the loss of our largest customer, could adversely affect our results of operations.
Sales to Walmart Inc. and subsidiaries amounted to 34 percent of net sales in 2023. These sales are primarily included in our U.S. retail market segments. Trade receivables – net at April 30, 2023, included amounts due from Walmart Inc. and subsidiaries of $211.5, or 35 percent of the total trade receivables – net balance. During 2023, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers as the traditional retail grocery environment continues to consolidate and as dollar stores, club stores, and e-commerce retailers have experienced growth. Our customers are generally not contractually obligated to purchase from us. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may adversely affect sales and profitability. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.
We operate in the competitive food industry and continued demand for our products may be affected by our failure to effectively compete or by changes in consumer preferences.
We face competition across our product lines from other food companies with the primary methods and factors in competition being product quality, price, packaging, product innovation, nutritional value, taste, convenience, customer service, advertising, promotion, and brand recognition and loyalty. Continued success is dependent on product innovation, the ability to secure and maintain adequate retail shelf space and to compete in new and growing channels, and effective and sufficient trade merchandising, advertising, and marketing programs. In particular, technology-based systems, which give consumers the ability to shop through e-commerce websites and mobile commerce applications, are also significantly altering the retail landscape in many of our markets and intensifying competition by simplifying distribution and lowering barriers to entry. We are committed to serving customers and consumers in e-commerce, transforming our manufacturing, commercial, and corporate operations through digital technologies, and enhancing our data analytics capabilities to develop new commercial insights. However, if we are unable to effectively compete in the expanding e-commerce market, adequately leverage technology to improve operating efficiencies, or develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.
Some of our competitors have substantial financial, marketing, and other resources, and competition with them in our various markets, channels, and product lines could cause us to reduce prices, increase marketing or other expenditures, or lose category share. Category share and growth could also be adversely impacted if we are not successful in introducing new products. Introduction of new products and product extensions requires significant development, marketing investment, and consideration of our diverse consumer base. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits through investment in innovation will be less successful. In addition, if sales generated by new products cause a decline in our sales of our existing products, our financial condition and results of operations could be negatively affected. In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers. Specifically, there are a number of trends in consumer preferences that may impact us and the food industry as a whole, including convenience, flavor variety, an emphasis on protein and snacking, and the desire for transparent product labeling and simple and natural ingredients.

Further, weak economic conditions, recessions, significant inflation, severe or unusual weather events, pandemics (such as COVID-19), and other factors could affect consumer preferences and demand causing a strain on our supply chain due, in part, to retailers, distributors, or carriers modifying their restocking, fulfillment, or shipping procedures. Failure to respond to these changes could negatively affect our financial condition and results of operations.
We may be limited in our ability to pass cost increases on to our customers in the form of price increases or may realize a decrease in sales volume to the extent price increases are implemented.
We may not be able to pass some or all of any increases in the price of raw materials, energy, and other input costs to our customers by raising prices or decreasing product size. To the extent competitors do not also increase their prices or decrease product size, customers and consumers may choose to purchase competing products, including private label or other lower-priced offerings, which may adversely affect our results of operations.
Consumers may be less willing or able to pay a price differential for our branded products and may increasingly purchase lower-priced offerings or may forego some purchases altogether, especially during economic downturns or instances of increased inflationary pressures. Retailers may also increase levels of promotional activity for lower-priced offerings as they seek to maintain sales volumes during times of economic uncertainty. Accordingly, sales volumes of our branded products could be reduced or lead to a shift in sales mix toward our lower-margin offerings. As a result, decreased demand for our products or a shift in sales mix toward lower-margin offerings may adversely affect our results of operations.
Our ability to competitively serve customers depends on the availability of reliable transportation. Increases in logistics and other transportation-related costs could adversely impact our results of operations.
Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation, including ships, trucks, and railcars, to bring our products to market. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, labor shortages in the transportation industry, service failures by third-party service providers, accidents, natural disasters, inflation, or a pandemic illness (such as COVID-19), which may impact the transportation infrastructure or demand for transportation services, could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our business, financial condition, and results of operations.
We must leverage our brand value to compete against private label products.
In nearly all of our product categories, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty, weakness, or inflation. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer private label products, which are typically sold at lower prices, then we could lose category share or sales volumes or shift our product mix to lower margin offerings, which could have a material effect on our business, financial position, and results of operations.
Financial Risks
Our results may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.
We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, protein meals, peanuts, grains, oils and fats, fruit, and other ingredients. In addition, we and our business partners utilize significant quantities of plastic, glass, metal cans, caps, carton board, and corrugate to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural-based products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, adverse weather conditions, natural disasters, water supply, pandemic illness (such as COVID-19), foreign currency fluctuations, investor speculation, trade agreements (such as tariffs and sanctions), political instability, armed hostilities (including the ongoing conflict between Russia and Ukraine), consumer demand, general economic conditions (such as inflationary pressures and rising interest rates), and changes in governmental agricultural programs. In particular, the supply chain for protein meals, fats, corn products, and green coffee has been significantly disrupted by the COVID-19 pandemic, and therefore, the prices for these commodities reached a high level during 2023, and could continue to remain high into 2024. Furthermore, commodity and oil prices have been impacted by the ongoing conflict between Russia and Ukraine.
We also compete for certain raw materials, notably corn and soy-based agricultural products, with the biofuels industry, which has resulted in increased prices for these raw materials. Additionally, farm acreage currently devoted to other agricultural products we purchase may be utilized for biofuels crops resulting in higher costs for the other agricultural products we utilize. Although we use futures, basis, options, and fixed price contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in our raw material and energy costs.
During 2023, we continued to experience materially higher commodity and supply chain costs, including manufacturing, ingredient, and packaging costs, due to inflationary pressures. We expect the pressures of cost inflation to continue into 2024. Although we take measures to mitigate inflation through the use of derivatives and pricing actions, if these measures are not effective, our financial condition, results of operations, and cash flows could be materially adversely affected.

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
We currently do not qualify any of our commodity or foreign currency exchange derivatives for hedge accounting treatment. We instead mark-to-market our derivatives through the Statements of Consolidated Income, which results in changes in the fair value of all of our derivatives being immediately recognized in consolidated earnings, resulting in potential volatility in both gross profit and net income (loss). These gains and losses are reported in cost of products sold in our Statements of Consolidated Income but are excluded from our segment operating results and non-GAAP earnings until the related inventory is sold, at which time the gains and losses are reclassified to segment profit and non-GAAP earnings. Although this accounting treatment aligns the derivative gains and losses with the underlying exposure being hedged within segment results, it may result in volatility in our consolidated earnings.
Weak financial performance, downgrades in our credit ratings, or disruptions in the financial markets may adversely affect our ability to access capital in the future.
We may need new or additional financing in the future to conduct our operations, expand our business, or refinance existing indebtedness, which would be dependent upon our financial performance. Any downgrade in our credit ratings, particularly our short-term rating, would likely impact the amount of commercial paper we could issue and increase our commercial paper borrowing costs. The liquidity of the overall capital markets and the state of the economy, including the food and beverage industry, may make credit and capital markets more difficult for us to access, even though we have an established revolving credit facility. From time to time, we have relied, and also may rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions, and general corporate purposes. In particular, our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. In addition, long-term volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives, or the failure of significant financial institutions could adversely affect our access to the liquidity needed for our business in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Disruptions in the capital and credit markets could also result in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase our interest expense and capital costs and could adversely affect our results of operations and financial position.
The Financial Conduct Authority in the United Kingdom no longer requires banks to submit London Interbank Offered Rate (“LIBOR”), and as a result, the U.S. Federal Reserve has selected the Secured Overnight Funding Rate (“SOFR”) as the preferred alternative to LIBOR. We have transitioned and amended our contracts to accommodate the SOFR rate where required. Although we do not anticipate a significant impact to our financial position as a result of this transition given our current mix of fixed- and variable-rate debt, our interest expense could increase, and our available cash flow for general corporate requirements may be adversely affected.

Our substantial debt obligations could restrict our operations and financial condition. Additionally, our ability to generate cash to make payments on our indebtedness depends on many factors beyond our control.
As of April 30, 2023, we had $4.3 billion of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:
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

In addition, there are various covenants and restrictions in our debt and financial instruments. If we fail to comply with any of these requirements, the related indebtedness could become due and payable prior to its stated maturity, and our ability to obtain additional or alternative financing may also be negatively affected.

The value of our investment in equity securities is subject to certain risks and uncertainties which could make it difficult to dispose of some or all of such securities at favorable market prices.

As of April 30, 2023, we beneficially owned approximately 5.4 million shares of Post common stock. Investments in equity securities of any publicly-traded company, including Post, are subject to risks and uncertainties relating to such company’s business and ownership of such company’s common stock, some of which are disclosed in such company’s filings with the SEC, as well as risks and uncertainties relating to fluctuations in the global economy and public equity markets generally. Any such risk or uncertainty may cause the share price of such company’s common stock, and the value of our equity in such company to decline, including our investment in Post common stock, which could hinder our ability to dispose of these equity securities at favorable market prices. We also may not be able to realize gains from these equity securities, and any gains that we do realize on the disposition of these equity securities may not be sufficient to offset any losses we may experience. Further, our ability to dispose of the Post common stock is subject to certain restrictions set forth in our agreements with Post and arising under applicable laws and regulations, which in some circumstances could adversely impact our ability to sell the Post common stock in amounts and at the times desired.

A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.
A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At April 30, 2023, the carrying value of goodwill and other intangible assets totaled $9.6 billion, compared to total assets of $15.0 billion and total shareholders’ equity of $7.3 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.
Subsequent to the annual test date, on April 28, 2023, we divested certain pet food brands, and as a result, we disposed $790.3 and $1,014.4 of goodwill and finite-lived intangible assets, respectively, primarily within the Pet Foods reporting unit. As a result, the impacted reporting units were assessed for impairment as of April 30, 2023, and we concluded there were no indicators of impairment, as the estimated fair values were in excess of the carrying values for all reporting units. For additional information, see Note 3: Divestitures.
As of April 30, 2023, goodwill and indefinite-lived intangible assets totaled $5.2 billion and $2.6 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $1.6 billion and $1.1 billion, respectively, within the U.S. Retail Pet Foods segment, and $2.1 billion and $1.2 billion, respectively, within the U.S. Retail Coffee segment, which represent approximately 80 percent of the total goodwill and indefinite-lived intangible assets as of April 30, 2023. Furthermore, the goodwill within the U.S. Retail Pet Foods segment remains susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is primarily attributable to the recognition of these assets at fair value resulting from impairment charges in recent years. To date, we have recognized $465.0 of impairment charges related to the goodwill and indefinite-lived intangible assets acquired as part of the Big Heart Pet Brands (“Big Heart”) acquisition in 2015, primarily as a result of reductions in our long-term net sales and profitability projections. Furthermore, during 2022, we recognized an impairment charge of $150.4 related to the divested Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment, primarily driven by the re-positioning of this brand within the Pet Foods brand portfolio, which led to a decline in the current and long-term net sales expectations and the royalty rate used in the valuation analysis. For additional information, refer to Note 6: Goodwill and Other Intangible Assets.
We do not believe that the Pet Foods reporting unit or any of the indefinite-lived assets within the U.S. Retail Pet Foods segment are more likely than not impaired as of April 30, 2023. However, significant adverse changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, a sustained adverse change to macroeconomic conditions, or a change to other assumptions could result in additional impairment losses in the future, which could be significant. As of April 30, 2023, the estimated fair value was substantially in excess of the carrying value for all reporting units and material indefinite-lived intangible assets, and in all such instances, the estimated fair value exceeded the carrying value by greater than 10 percent.
While we concluded there were no indicators of impairment as of April 30, 2023, any significant sustained adverse change in consumer purchasing behaviors, financial results, or macroeconomic conditions could result in future impairment.

We work with our suppliers to extend our payment terms, which are then supplemented by a third-party administrator to assist in effectively managing our working capital. If the extension of payment terms is reversed or the financial institution terminates its participation in the program, our ability to maintain acceptable levels of working capital may be adversely affected.

As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2023 and 2022,

$414.2 and $314.3 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers.

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

We are subject to income and other taxes, primarily in the U.S. and Canada, based upon the jurisdictions in which our sales and profits are determined to be earned and taxed. Federal, state, and foreign statutory income tax rates and taxing regimes have been subject to significant change and continue to evolve. Our interpretation of current tax laws and their applicability to our business, as well as any changes to existing laws, can significantly impact our effective income tax rate and deferred tax balances. In particular, proposals brought forth by the U.S. presidential administration include increases to federal income tax rates that, if enacted, could have a material impact to our financial results. We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service (the “IRS”) and other taxing authorities with respect to taxes within and outside of the U.S. Although we believe our tax estimates are reasonable, the final outcome of tax controversies could result in material incremental tax liabilities, including interest and penalties. Our effective income tax rate is also influenced by the geography, timing, nature, and magnitude of transactions, such as acquisitions and divestitures, restructuring activities, and impairment charges. Further, we continue to monitor The Inflation Reduction Act of 2022, H.R. 5376 (the “Inflation Reduction Act”) and related regulatory developments to evaluate their potential impact on our business, tax rate, and financial results.
Our operations are subject to various regulations and laws, in addition to tax laws, administered by federal, state, and local government agencies in the U.S., including the FDA, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce, and Labor, state regulatory agencies, and other agencies, as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, transportation, storage, distribution, and sale of food products are each subject to governmental regulation that is increasingly extensive. Governmental regulation encompasses such matters as ingredients (including whether a product contains bioengineered ingredients), packaging, labeling, pricing, advertising, relations with distributors and retailers, health, safety, data privacy and security, and anti-corruption, as well as an increased focus regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability, including single-use plastics. Additionally, we are routinely subject to new or modified securities regulations, other laws and regulations, and accounting and reporting standards.
In the U.S., we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Food Safety Modernization Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Tariff Act, laws governing equal employment opportunity, and various other federal statutes and regulations.

We are also subject to various laws and regulations that are continuously evolving in the U.S. and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, in the U.S., the California Consumer Privacy Act (the “CCPA”) imposes requirements on companies that do business in California and collect personal information from certain individuals, providing civil penalties for companies that fail to comply with these requirements as well as a private right of action for data breaches. Further, the California Privacy Rights Act, which took effect January 1, 2023, builds on the CCPA requiring the establishment of a dedicated agency to regulate privacy issues. Similarly, Virginia, Colorado, Connecticut, and Utah have all adopted laws that take effect in calendar year 2023, introducing new privacy obligations that will require developing additional compliance mechanisms and processes. There also is a wide range of enforcement agencies at both state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. Accordingly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws.
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
In many countries outside of the U.S., particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery or anti-corruption laws. These laws generally prohibit companies and their employees, contractors, or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our financial condition and results of operations. In addition, the enforcement of remedies in foreign jurisdictions may be less certain, resulting in varying abilities to enforce intellectual property and contractual rights.
Risks associated with climate change and other environmental impacts or legal, regulatory, or market measures to address climate change may negatively affect our business and operations.

As set forth in the Intergovernmental Panel on Climate Change Sixth Assessment Report, global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which have contributed to and are expected to continue contributing to significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, protein meals, peanuts, grains, plastic containers, oils and fats, fruit, and other ingredients. We may also be subjected to decreased availability or less favorable pricing for water or energy as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain, which could increase our insurance or other operating costs or require us to make additional, unplanned capital expenditures. Specifically, in 2022, Hurricane Ida caused our coffee manufacturing facilities in New Orleans, Louisiana to be temporarily shut down, and in 2021, unforeseen weather events in Texas, Oklahoma, and Kansas temporarily shut down our pet manufacturing facilities in Kansas. Although we consider these to be uncommon events and we were able to effectively minimize any disruptions through our business continuity planning efforts, extreme weather could disrupt our production in the future, adversely affecting our ability to meet customer deadlines and supply demands.

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

Finally, we might fail to effectively address increased attention from the media, shareholders, activists, and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional regulatory requirements regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. In addition, from time to time we establish and publicly announce goals and commitments, including goals to reduce our impact on the environment. For example, in 2022, we established science-based targets for Scope 1, 2, and 3 greenhouse gas emissions. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory requirements and the availability of suppliers that can meet our sustainability and other standards. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, are perceived to have failed, or are delayed in achieving these goals and commitments, it could negatively affect consumer preference for our products or investor confidence in our stock, as well as expose us to government enforcement actions and private litigation.

The physical effects and transitional costs of climate change and legal, regulatory, or market initiatives to address climate change could have a negative impact on our business, financial condition, and results of operations.
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
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information, and the importance of such networks and systems has increased due to many of our employees working remotely. In particular, we depend on our information technology infrastructure to effectively manage our business data, supply chain, logistics, finance, manufacturing, and other business processes and for digital marketing activities and electronic communications between Company personnel and our customers and suppliers. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, or we do not effectively implement system upgrades, our business or financial results could be negatively impacted. We are regularly the target of attempted cyber and other security threats. Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, phishing attacks, malware, ransomware, social engineering, password theft, physical breaches, and other events that could have a security impact. In addition, the ongoing conflict between Russia and Ukraine has heightened the risk of cyberattacks. We invest in industry standard security technology to protect our data and business processes against the risk of data security breaches and cyber-based attacks. We believe our security technology tools and processes provide adequate measures of protection against security breaches and in reducing cybersecurity risks. Nevertheless, despite continued vigilance in these areas, security breaches or system failures of our infrastructure, whether due to attacks by hackers, employee error, or other causes, can create system disruptions, shutdowns, transaction errors, or unauthorized disclosure of confidential information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, the cost to remediate any damages to our information technology systems suffered as a result of a cyber-based attack could be significant.
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

We may face complications with the design or implementation of our new enterprise performance management system, which may negatively affect our business and operations.

We rely on information technology networks and systems to manage our business and operations. We are in the process of a multi-year implementation of a new enterprise performance management (“EPM”) system, inclusive of an enterprise resource planning system (i.e., general ledger), through the use of Oracle Cloud Solutions. The EPM system will replace our existing financial system and is designed to accurately maintain our financial records, enhance operational functionality and efficiency, and provide timely information to our management team. The EPM system implementation process has required, and will continue to require, the investment of significant personnel and financial resources over the duration of the project. We anticipate full integration of the EPM system by the end of 2025. Further, we may not be able to successfully implement the EPM system without experiencing delays, increased costs, and other complications. If we are unable to successfully design and implement the new EPM system as planned, our financial condition, results of operations, and cash flows could be negatively impacted. In addition, if the EPM system does not operate as intended, the effectiveness of our internal controls over financial reporting could be negatively affected.

The ongoing conflict between Russia and Ukraine and the related disruptions to the global economy could adversely affect our business, financial condition, or results of operations.

The global economy has been negatively impacted by the ongoing conflict between Russia and Ukraine. Governments in the United States, United Kingdom, and European Union have imposed sanctions on certain products, industry sectors, and parties in Russia. Although we do not have any operations in Russia or Ukraine, we have experienced and may continue to experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the conflict on the global economy. If the conflict continues for an extended period of time, it could result in cyberattacks, supply chain disruptions, lower consumer demand, changes in foreign exchange rates, increased trade barriers and restrictions on global trade, and other impacts, which may adversely affect our business, financial condition, or results of operations. These and other impacts of the ongoing conflict between Russia and Ukraine could also heighten many of the other risk factors discussed in this section.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.     Properties.
The table below lists all of our manufacturing and processing facilities at April 30, 2023. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that the capacity at our existing facilities will be sufficient to sustain current operations and the anticipated near-term growth of our business.
We own all of the properties listed below, except as noted. Additionally, our principal distribution centers in the U.S. include one that we own and eight that we lease. We also lease our principal distribution center in Canada. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We lease five sales and administrative offices in the U.S. and one in Canada. Our corporate headquarters is located in Orrville, Ohio and our Canadian headquarters is located in Markham, Ontario.

Locations	Products Produced/Processed/Stored	Primary Reportable Segment
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Decatur, Alabama (A)	Dry dog and cat food	U.S. Retail Pet Foods
Grandview, Washington	Fruit	U.S. Retail Consumer Foods
Lexington, Kentucky	Peanut butter	U.S. Retail Consumer Foods
Longmont, Colorado	Frozen sandwiches	U.S. Retail Consumer Foods
McCalla, Alabama (B)	Frozen sandwiches	U.S. Retail Consumer Foods
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Consumer Foods
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Consumer Foods
New Orleans, Louisiana (four facilities) (B)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Consumer Foods
Oxnard, California	Fruit	U.S. Retail Consumer Foods
Scottsville, Kentucky	Frozen sandwiches	U.S. Retail Consumer Foods
Seattle, Washington (C)	Nut mix products	U.S. Retail Consumer Foods
Sherbrooke, Quebec	Canned milk	Other (D)
Topeka, Kansas (A)	Dry dog and cat food and dog and cat snacks	U.S. Retail Pet Foods
(A)Our Decatur and Topeka facilities will continue to produce dry dog food under a contract manufacturing agreement as part of the divestiture of certain pet food brands.
(B)Our new facility in McCalla will help meet growing demand for Smucker’s Uncrustables frozen sandwiches and will complement our existing facilities in Longmont and Scottsville. Production is expected to begin at the McCalla facility during calendar year 2025.
(C)We lease our coffee silo facility in New Orleans and our facilities in Seattle.
(D)Represents the combined International and Away From Home operating segments.
Item 3.    Legal Proceedings.
The information required for this Item is incorporated herein by reference to Note 15: Contingencies in Part II, Item 8 in this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are listed on the New York Stock Exchange – ticker symbol SJM. There were 410,418 shareholders of record as of June 8, 2023, of which 31,568 were registered holders of common shares.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the fourth quarter of 2023, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2023 - February 28, 2023	—	$—	—	5,811,472
March 1, 2023 - March 31, 2023	2,350,000	152.34	2,350,000	3,461,472
April 1, 2023 - April 30, 2023	10,177	152.60	—	3,461,472
Total	2,360,177	$152.34	2,350,000	3,461,472
(a)    Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(c)    During the fourth quarter of 2023, we repurchased approximately 2.4 million common shares under our repurchase program, as discussed in Note 16: Common Shares in Part II, Item 8 in this Annual Report on Form 10-K.
(d)    As of April 30, 2023, there were approximately 3.5 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Comparison of Cumulative Total Return: The following graph compares the cumulative total shareholder return for the five years ended April 30, 2023, for our common shares, the Standard & Poor’s (“S&P”) Packaged Foods & Meats Index, and the S&P 500 Index. These figures assume all dividends are reinvested when received and are based on $100.00 invested in our common shares and the referenced index funds on April 30, 2018.

	April 30,
	2018	2019	2020	2021	2022	2023
The J. M. Smucker Company	$100.00	$110.79	$107.08	$125.91	$135.52	$157.21
S&P Packaged Foods & Meats	100.00	110.49	116.11	136.53	153.65	171.17
S&P 500	100.00	113.49	114.47	167.11	167.47	171.93
Copyright© 2023 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 6.     [Reserved]
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide an understanding of our results of operations, financial condition, and cash flows by focusing on changes in certain key measures from year-to-year, and should be read in conjunction with our consolidated financial statements and the accompanying notes presented in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Company Background
At The J. M. Smucker Company, it is our privilege to make food people and pets love by offering a diverse portfolio of brands available across North America. We are proud to lead in the coffee, consumer foods, dog snacks, and cat food categories by offering brands consumers trust for themselves and their families each day including Folgers, Dunkin’, Café Bustelo, Jif, Smucker’s Uncrustables, Smucker’s, Milk-Bone, and Meow Mix. Through our unwavering commitment to producing quality products, operating responsibly and ethically, and delivering on our purpose, we will continue to grow our business and the positive impact we have on society.
We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. The U.S. retail market segments in total comprised 87 percent of net sales in 2023, and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. In the U.S. retail market segments, our products are primarily sold to food retailers, club stores, discount and dollar stores, online retailers, pet specialty stores, drug stores, military commissaries, mass merchandisers, and natural foods stores and distributors. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
Strategic Overview
Our Basic Beliefs are the foundation for everything we do as an organization. They serve as guideposts for decision-making and how we interact with our colleagues and partners. As we have grown, we have remained unwavering in our commitment to these values but also recognize how we are called to act upon them must evolve as the world around us does. In this spirit, with 2023 marking our 125th year in business, we introduced an evolution of our Basic Beliefs, building from the original Basic Beliefs, to ensure they are as actionable as possible in order to help our employees continue to bring our unique culture to life. As such, we evolved our Basic Beliefs to Be Bold, Be Kind, Do the Right Thing, Play to Win, and Thrive Together, which are clear, concise, and actionable. In addition, we have been led by five generations of family leadership, having had only six chief executive officers in 125 years. This continuity of management and thought extends to the broader leadership team that embodies the values and embraces the business practices that have contributed to our consistent growth.

Our strategic vision is to engage, delight, and inspire consumers by building brands they love and leading in growing categories. This vision is our long-term direction that guides business priorities and aligns our organization. We will continue to drive balanced, long-term growth by advancing on the following strategic pillars:

•Winning with superior execution;
•Improving profitability and cost discipline;
•Transforming our portfolio;
•Doing our part: Corporate Responsibility, Sustainability, and ID&E; and
•Nurturing and evolving our culture.

Our strategic growth objectives include net sales increasing by a low-single digit percentage and operating income excluding non-GAAP adjustments (“adjusted operating income”) increasing by a mid-single digit percentage on average over the long-term. Related to income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”), our strategic growth objective is to increase by a high-single digit percentage over the long-term. We expect organic growth, including new products, to drive much of our top-line growth, while the contribution from acquisitions will vary from year-to-year. Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, certain divestiture, acquisition, integration, and restructuring costs (“special project costs”), gains and losses on divestitures, the net change in cumulative unallocated gains and losses on commodity and foreign currency exchange derivative activities (“change in net cumulative unallocated derivative gains and losses”), and other infrequently occurring items that do not directly reflect ongoing operating results, such as unrealized gains and losses on the investment in equity securities. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Due to the unknown and potentially prolonged impact of the inflationary environment, challenged supply network, and increased labor shortages, we may experience difficulties or be delayed in achieving our long-term strategies; however, we continue to evaluate the effects of the macroeconomic environment on our long-term growth objectives.
Over the past five years, net sales and adjusted earnings per share increased at a compound annual growth rate of 3 percent and 2 percent, respectively, while adjusted operating income has remained consistent. These changes were primarily driven by increased at-home consumption for the U.S. Retail Coffee and U.S. Retail Consumer Foods segments, partially offset by the reduction in net sales from the divestitures of the private label dry pet food and natural beverage and grains businesses in 2022, Crisco and Natural Balance businesses in 2021, and the U.S. baking business in 2019. Net cash provided by operating activities has remained consistent over the past five years. Our cash deployment strategy is to balance reinvesting in our business through acquisitions and capital expenditures with returning cash to our shareholders through the payment of dividends and share repurchases. Our deployment strategy also includes a significant focus on debt repayment.

Divestitures
On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, and $1.4 billion in both 2022 and 2021, primarily included in the U.S. Retail Pet Foods segment. Net proceeds from the divestiture were $1.2 billion, consisting of $684.7 in cash, net of a preliminary working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. Upon completion of this transaction, we recognized a pre-tax loss of $1.0 billion. The net proceeds and pre-tax loss will be finalized during the first quarter of 2024, upon finalization of the working capital adjustment and cash transaction costs.

On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 in 2022, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $98.7, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses, of which $26.7 was recognized during 2022, and the remaining $1.6 was recognized upon finalization of the working capital adjustment during 2023.
On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods. The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3 in 2022, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, net of cash transaction costs. Upon completion of this transaction during 2022, we recognized a pre-tax loss of $17.1.
Trends Affecting our Business
During 2023, we experienced significant input cost inflation and a dynamic macroeconomic environment, which we anticipate will persist into 2024. In addition, the higher costs required us to implement material price increases across our business in 2023, and we anticipate the price elasticity of demand will remain elevated into 2024 as consumers continue to respond to broader inflationary pressures. In response to the inflationary pressures, we have introduced a company-wide transformation initiative to focus on deliberately translating our continuous improvement mindset into sustainable productivity initiatives to grow our profit margins and reinvest in the Company to enable future growth and cost savings.
In addition, we continued to experience disruption in our supply chain network, including labor shortages and the supply of certain ingredients, packaging, and other sourced materials, which has resulted in the continued elevation of transportation and other supply chain costs during 2023. It is possible that more significant disruptions could occur if the COVID-19 pandemic and certain geopolitical events continue to impact markets around the world, including the impact of e-commerce pressures on freight charges and potential shipping delays due to supply and demand imbalances, as well as labor shortages. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety and business continuity and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during periods of high demand. However, to the extent that high demand levels or the current supply chain environment continues to disrupt order fulfillment, we may experience volume loss and elevated penalties.

Although we do not have any operations in Russia or Ukraine, we continue to monitor the environment for any significant escalation or expansion of economic or supply chain disruptions, including broader inflationary costs, as well as regional or global economic recessions. During 2023, the conflict between Russia and Ukraine primarily impacted the price of grains, oils, and fat-based products, which may continue to have an adverse impact on our results of operations into 2024.

Overall, broad-based supply chain disruptions and rising levels of inflation, including the impact of the conflict between Russia and Ukraine, remain uncertain and ultimately depend on the length and severity of the conflict and the pandemic. We will continue to evaluate the nature and extent to which supply chain disruptions and inflation will impact our business; supply chain, including labor availability and attrition; results of operations; financial condition; and liquidity.
Results of Operations
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended April 30, 2023 and 2022. For the comparisons of the years ended April 30, 2022 and 2021, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

	Year Ended April 30,
	2023	2022	% Increase (Decrease)
Net sales	$8,529.2	$7,998.9	7%
Gross profit	$2,801.8	$2,700.7	4
% of net sales	32.8%	33.8%
Operating income	$157.5	$1,023.8	(85)
% of net sales	1.8%	12.8%
Net income (loss):
Net income (loss)	$(91.3)	$631.7	(114)
Net income (loss) per common share – assuming dilution	$(0.86)	$5.83	(115)
Adjusted gross profit (A)	$2,829.6	$2,744.6	3
% of net sales	33.2%	34.3%
Adjusted operating income (A)	$1,415.4	$1,440.1	(2)
% of net sales	16.6%	18.0%
Adjusted income: (A)
Income	$950.8	$962.2	(1)
Earnings per share – assuming dilution	$8.92	$8.88	—
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable generally accepted accounting principles (“GAAP”) financial measure.

Net Sales

	Year Ended April 30,
	2023	2022	Increase (Decrease)	%
Net sales	$8,529.2	$7,998.9	$530.3	7%
Private label dry pet food divestiture	—	(62.3)	62.3	1
Natural beverage and grains divestiture	—	(106.7)	106.7	1
Pet food brands divestiture	—	(12.2)	12.2	—
Foreign currency exchange	26.3	—	26.3	—
Net sales excluding divestitures and foreign currency exchange (A)	$8,555.5	$7,817.7	$737.8	9%
Amounts may not add due to rounding.
(A)Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.

Net sales in 2023 increased $530.3, or 7 percent, which includes $181.2 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $737.8, or 9 percent. Higher net price realization contributed a 14 percentage point increase to net sales, primarily reflecting list price increases for each of our U.S. Retail segments and for International and Away From Home, which was partially offset by a 5 percentage point decrease from volume/mix, primarily driven by the U.S. Retail Coffee segment and manufacturing downtime related to the Jif peanut butter product recall.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Year Ended April 30,
	2023	2022
Gross profit	32.8%	33.8%
Selling, distribution, and administrative expenses:
Marketing	3.3%	3.5%
Advertising	1.9	2.2
Selling	2.8	2.8
Distribution	3.5	3.6
General and administrative	5.5	5.0
Total selling, distribution, and administrative expenses	17.1%	17.0%
Amortization	2.4	2.8
Other intangible assets impairment charge	—	1.9
Other special project costs	0.1	0.1
Loss (gain) on divestitures – net	11.9	(0.1)
Other operating expense (income) – net	(0.5)	(0.7)
Operating income	1.8%	12.8%
Amounts may not add due to rounding.

Gross profit increased $101.1, or 4 percent, in 2023, reflecting a favorable net impact of higher net price realization and increased commodity and ingredient, manufacturing, and packaging costs, inclusive of the unfavorable impact related to the Jif peanut butter product recall, partially offset by a lower contribution from volume/mix and the noncomparable impact of the divested natural beverage and grains businesses.

Operating income decreased $866.3, or 85 percent, primarily driven by the $1.0 billion pre-tax loss related to the divestiture of certain pet food brands and a $94.7 increase in selling, distribution, and administrative (“SD&A”) expenses, primarily driven by increased incentive compensation, partially offset by lapping a $150.4 intangible asset impairment charge in the prior year and the increase in gross profit.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results, such as unrealized gains and losses on the investment in equity securities. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) increased $85.0, or 3 percent, in 2023, primarily reflecting the exclusion of special project costs, as compared to GAAP gross profit. Adjusted operating income decreased $24.7, or 2 percent, as compared to the prior year, further reflecting the exclusion of the pre-tax loss related to the divestiture of certain pet food brands and the prior year impairment charge.

Interest Expense
Net interest expense decreased $8.9, or 6 percent, in 2023, primarily due to a net favorable impact of the repayment of Senior Notes and the issuance of debt in the prior year. For additional information, refer to Note 7: Debt and Financing Arrangements.
Income Taxes
Income taxes decreased $130.0, or 61 percent, in 2023, as compared to the prior year. The effective income tax rate for 2023 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to an unfavorable permanent impact of the divestiture of certain pet food brands, as well as state income taxes. The effective income tax rate for 2022 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes, including an unfavorable one-time deferred tax impact of an internal legal entity simplification. We anticipate a full-year effective income tax rate for 2024 to be approximately 24.2 percent. For additional information, refer to Note 13: Income Taxes.

Special Project Costs
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

During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia facility as a result of a new strategic partnership for the production of our liquid coffee products. During 2022, we completed the transition of production to JDE Peet’s, and expanded the restructuring program to include certain costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the closure of our Ripon, Wisconsin production facility to further optimize operations for our U.S. Retail Consumer Foods business. We completed the closure of the Ripon facility during 2023, as planned, and the remaining restructuring activities were completed as of April 30, 2023. The costs incurred associated with these restructuring activities include other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, as well as employee-related costs. We have incurred total cumulative restructuring costs of $63.7, of which $11.1 and $28.5 were incurred during 2023 and 2022, respectively. For further information, refer to Note 2: Special Project Costs.
Commodities Overview
The raw materials we use in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The most significant of these materials, based on 2023 annual spend, are green coffee, protein meals, peanuts, grains, and plastic containers. Green coffee, corn, certain meals, oils, and grains are traded on active regulated exchanges, and the price of these commodities fluctuates based on market conditions. Derivative instruments, including futures and options, are used to minimize the impact of price volatility for these commodities.

We source green coffee from more than 20 coffee-producing countries. Its price is subject to high volatility due to factors such as weather, global supply and demand, plant disease, investor speculation, and political and economic conditions in the source countries.

We source peanuts, protein meals, and oils and fats mainly from North America. We are one of the largest procurers of peanuts in the U.S. and frequently enter into long-term purchase contracts for various periods of time to mitigate the risk of a shortage of this commodity. The oils we purchase are mainly peanut and soybean. The price of peanuts, protein meals, and oils are driven primarily by weather, which impacts crop sizes and yield, as well as global demand, especially from large importing countries such as China and India. In particular, the supply chain for protein meals, fats, corn products, and green coffee has been significantly disrupted by the COVID-19 pandemic, and therefore, the price for these commodities has increased and may continue to increase due to such disruptions. Furthermore, the price of grains and oils and fat-based products has been impacted by the ongoing conflict between Russia and Ukraine.

We frequently enter into long-term contracts to purchase plastic containers, which are sourced mainly from within the U.S. Plastic resin is made from petrochemical feedstock and natural gas feedstock, and the price can be influenced by feedstock, energy, and crude oil prices as well as global economic and geopolitical conditions.
Excluding the impact of derivative gains and losses, our overall commodity costs in 2023 were higher than in 2022, primarily due to higher costs for green coffee, protein meals, oils and fats, and grains.
Segment Results
We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.

The U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; and the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s and Jif branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores). Under our ownership, the divested Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands generated net sales of $1.5 billion and $1.4 billion in 2023 and 2022, respectively, primarily included in the U.S. Retail Pet Foods segment.

	Year Ended April 30,
	2023	2022	% Increase (Decrease)
Net sales:
U.S. Retail Pet Foods	$3,038.1	$2,764.3	10%
U.S. Retail Coffee	2,735.3	2,497.3	10
U.S. Retail Consumer Foods	1,630.9	1,707.2	(4)
International and Away From Home	1,124.9	1,030.1	9
Segment profit:
U.S. Retail Pet Foods	$494.9	$395.9	25%
U.S. Retail Coffee	737.7	736.7	—
U.S. Retail Consumer Foods	352.6	424.2	(17)
International and Away From Home	143.3	142.0	1
Segment profit margin:
U.S. Retail Pet Foods	16.3%	14.3%
U.S. Retail Coffee	27.0	29.5
U.S. Retail Consumer Foods	21.6	24.8
International and Away From Home	12.7	13.8

U.S. Retail Pet Foods

The U.S. Retail Pet Foods segment net sales increased $273.8 in 2023, inclusive of the impact of $74.3 of noncomparable net sales in the prior year related to the divested private label dry pet food business and the divestiture of certain pet food brands. Excluding the noncomparable impact of the divested businesses, net sales increased $348.1, or 13 percent. Higher net price realization increased net sales by 16 percentage points, primarily reflecting list price increases across the portfolio, partially offset by increased trade spend. The higher net price realization was partially offset by a lower contribution from volume/mix of 3 percentage points, primarily reflecting decreases for cat food and dog food. Segment profit increased $99.0, primarily reflecting a favorable net impact of higher net price realization and increased commodity and ingredient, packaging, and manufacturing costs, partially offset by higher marketing spend.

U.S. Retail Coffee

The U.S. Retail Coffee segment net sales increased $238.0 in 2023. Net price realization contributed a 19 percentage point increase to net sales, primarily reflecting list price increases across the portfolio, partially offset by increased trade spend. Unfavorable volume/mix decreased net sales by 9 percentage points driven by mainstream and premium coffee. Segment profit was comparable to the prior year as a favorable net impact of higher net price realization and increased commodity and manufacturing costs was mostly offset by the unfavorable volume/mix.
U.S. Retail Consumer Foods

The U.S. Retail Consumer Foods segment net sales decreased $76.3 in 2023, inclusive of the impact of $101.8 of noncomparable net sales in the prior year related to the divested natural beverage and grains businesses. Excluding the noncomparable impact of the divested businesses, net sales increased $25.5, or 2 percent. Net price realization contributed a
6 percentage point increase to net sales, primarily driven by list price increases for the Smucker’s brand, partially offset by declines for Jif peanut butter, inclusive of the unfavorable impact of customer returns and fees related to the Jif peanut butter product recall. Volume/mix decreased net sales by 4 percentage points, primarily driven by downtime related to the recall, partially offset by an increase for Smucker’s Uncrustables frozen sandwiches. Segment profit decreased $71.6, primarily reflecting higher commodity and ingredient, manufacturing, and packaging costs, inclusive of costs related to the recall, and the impact of the noncomparable segment profit in the prior year related to the divested natural beverage and grains businesses, partially offset by higher net pricing and favorable volume/mix.
International and Away From Home

International and Away From Home net sales increased $94.8 in 2023, including $26.3 of unfavorable foreign currency exchange and the noncomparable impact of $5.1 of net sales in the prior year primarily related to the divested natural beverage and grains businesses. Excluding the noncomparable impact of foreign currency exchange and the divested businesses, net sales increased $126.2, or 12 percent, reflecting a 19 percent and 5 percent increase for the Away From Home and International operating segments, respectively. Net price realization contributed a 13 percentage point increase to net sales for the combined businesses, primarily driven by increases for coffee products, baking mixes and ingredients, and frozen handheld products, partially offset by the unfavorable impact of customer returns and fees related to the Jif peanut butter product recall. Segment profit increased $1.3, primarily reflecting a favorable net impact of higher net price realization and increased commodity costs, as well as decreased marketing spend, partially offset by the unfavorable foreign currency exchange.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Further benefiting from proceeds from divestitures, total cash and cash equivalents increased to $655.8 at April 30, 2023, compared to $169.9 at April 30, 2022.

The following table presents selected cash flow information.

	Year Ended April 30,
	2023	2022
Net cash provided by (used for) operating activities (A)	$1,194.4	$1,136.3
Net cash provided by (used for) investing activities (A)	256.2	(355.5)
Net cash provided by (used for) financing activities	(964.6)	(944.5)

Net cash provided by (used for) operating activities (A)	$1,194.4	$1,136.3
Additions to property, plant, and equipment (A)	(477.4)	(417.5)
Free cash flow (B)	$717.0	$718.8
(A)Net cash provided by (used for) operating activities and net cash provided by (used for) investing activities differ immaterially from the Unaudited Condensed Consolidated Statement of Cash Flow for the year ended April 30, 2023, as previously furnished within the Form 8-K filed with the SEC on June 6, 2023, reflecting the reclassification of certain items, inclusive of additions to property, plant, and equipment. Free cash flow and the net increase (decrease) in cash and cash equivalents for the year ended April 30, 2023, were not impacted by the reclassifications and remain unchanged.

(B)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $58.1 increase in cash provided by operating activities in 2023 was primarily driven by lower working capital requirements in 2023, partially offset by the $70.0 contribution to our U.S. qualified defined benefit pension plans during the first quarter of 2023. The cash required to fund working capital decreased compared to the prior year primarily related to insurance proceeds related to the Jif peanut butter product recall that were received in 2023, a decrease in inventory, and changes in accrued incentive compensation, which were partially offset by a decrease in cash from trade receivables due to timing of sales and payments.
Cash provided by investing activities in 2023 consisted primarily of net proceeds received from the sale of certain pet food brands of $684.7 and a decrease of $37.6 in our derivative cash margin account balances. These increases were partially offset by $477.4 in capital expenditures, primarily driven by investments in Smucker’s Uncrustables frozen sandwiches to support the new manufacturing and distribution facilities in McCalla, Alabama and capacity expansion in Longmont, Colorado, as well as plant maintenance across our facilities. Cash used for investing activities in 2022 consisted primarily of $417.5 in capital expenditures, primarily driven by investments in Smucker's Uncrustables frozen sandwiches to support the new manufacturing and distribution facilities, and an increase of $65.4 in our derivative cash margin account balances. These decreases in 2022 were partially offset by net proceeds received from the divested private label dry pet food and natural beverage and grains businesses of $130.0.
Cash used for financing activities in 2023 consisted primarily of dividend payments of $430.2, purchase of treasury shares of $367.5, and a net decrease in short-term borrowings of $185.9. Cash used for financing activities in 2022 consisted primarily of long-term debt repayments of $1,157.0, dividend payments of $418.1, and purchase of treasury shares of $270.4, partially offset by $797.6 in long-term debt proceeds and a net increase in short-term borrowings of $97.6.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2023 and 2022, $414.2 and $314.3 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During 2023 and 2022, we paid $1,495.2 and $1,042.9, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2023. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are defendants in a series of putative class action lawsuits that were transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products.

The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2023, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere. For additional information, see Note 15: Contingencies.
Product Recall
In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility and temporarily paused shipments from our Memphis, Tennessee facility to eliminate confusion while customers cleared their shelves of potentially impacted products manufactured at the Lexington facility. No other products produced at our other facilities were affected by the recall. In June 2022, we resumed manufacturing Jif peanut butter products at our Lexington facility, as well as shipping from our Memphis facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023, and as of April 30, 2023, we have returned to normal levels. To date, we have recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. We expect costs associated with the recall to be minimal in 2024.

Further, the FDA issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We have responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we have worked diligently to further strengthen our already stringent quality processes, including doubling our finished product testing and tripling our environmental testing to verify the efficacy of our actions. The FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2023, and the likelihood of loss is not considered probable or estimable.
Capital Resources
The following table presents our capital structure.

	April 30,
	2023	2022
Short-term borrowings	$—	$180.0
Long-term debt	4,314.2	4,310.6
Total debt	$4,314.2	$4,490.6
Shareholders’ equity	7,290.8	8,140.1
Total capital	$11,605.0	$12,630.7
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2023, we did not have a balance outstanding under the commercial paper program.
We are in compliance with all our debt covenants as of April 30, 2023, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.
Dividend payments were $430.2 and $418.1 in 2023 and 2022, respectively, and quarterly dividends declared per share were $4.08 and $3.96 in 2023 and 2022, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income, financial condition, cash requirements, future events, and other factors deemed relevant by the Board.

During the fourth quarter of 2023, we repurchased approximately 2.4 million common shares for $358.0 pursuant to the authorizations of the Board. Under the repurchase plan, a total of approximately 3.5 million common shares remain available for repurchase as of April 30, 2023. In accordance with the Inflation Reduction Act, a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during 2023, and included within additional capital in our Consolidated Balance Sheet. A total of 2.0 million common shares were repurchased for $262.5 during 2022 under authorizations by the Board, and no excise tax was accrued on the repurchased shares. All other share repurchases during 2023 and 2022 consisted of shares repurchased from stock plan recipients in lieu of cash payments.

On March 2, 2023, we also entered into a share repurchase plan (the “10b5-1 Plan”) established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board. In accordance with the 10b5-1 Plan, our designated broker has the authority to repurchase approximately 2.4 million commons shares, which commenced on the consummation of the sale of certain pet food brands on April 28, 2023, and will expire 45 calendar days after the closure of the transaction, which is in the first quarter of 2024, unless terminated earlier in accordance with the terms of the 10b5-1 Plan. Subsequent to April 30, 2023, we repurchased approximately 2.4 million common shares for $362.8 under this 10b5-1 Plan and approximately 1.1 million common shares remain available for repurchase. An excise tax of $3.6 was also accrued on the repurchased shares during the first quarter of 2024.
In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama dedicated to production of Smucker’s Uncrustables frozen sandwiches. Construction of this facility began in 2022, with production expected to begin in calendar year 2025. The project demonstrates our commitment to meet increasing demand for this highly successful product and deliver on our strategy to focus on brands with the most significant growth opportunities. Construction of the facility and production will occur in three phases over multiple years and will result in the creation of up to 750 jobs. Financial investments and job creation will align with each of the three phases.
The following table presents certain cash requirements related to 2024 investing and financing activities based on our current expectations. Although no principal payments are required on our debt obligations in 2024, we may utilize a portion of our cash for debt repayment.

Projection Year Ending April 30, 2024
Dividend payments – based on current rates and common shares outstanding	$425.9
Capital expenditures	565.0
Interest payments	138.9
Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our revolving credit facility and commercial paper program, and access to capital markets, will be sufficient to meet our cash requirements for the next 12 months, including the payment of quarterly dividends, principal and interest payments on debt outstanding, and capital expenditures. However, as a result of the current macroeconomic environment, we may experience an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future. We continue to evaluate these risks, which could affect our financial condition or our ability to fund operations or future investment opportunities.
As of April 30, 2023, total cash and cash equivalents of $35.8 was held by our foreign subsidiaries, primarily in Canada. We did not repatriate foreign cash to the U.S. during 2023.
Material Cash Requirements
The following table summarizes our material cash requirements by fiscal year at April 30, 2023.

	Total	2024	2025-2026	2027-2028	2029 and beyond
Long-term debt obligations (A)	$4,350.0	$—	$1,000.0	$500.0	$2,850.0
Interest payments (B)	1,682.3	147.2	259.3	224.3	1,051.5
Purchase obligations (C)	2,146.2	1,774.3	228.6	93.9	49.4
Total	$8,178.5	$1,921.5	$1,487.9	$818.2	$3,950.9
(A)Long-term debt obligations excludes the impact of offering discounts, make-whole payments, and debt issuance costs.

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
Our other cash requirements at April 30, 2023, primarily included operating and finance lease obligations, which consist of the minimum rental commitments under non-cancelable operating and finance leases. As of April 30, 2023, we had total undiscounted minimum lease payments of $120.9 and $3.5 related to our operating and finance leases, respectively. For additional information, see Note 11: Leases.
In addition, we have other liabilities which consisted primarily of projected commitments associated with our defined benefit pension and other postretirement benefit plans, as disclosed in Note 8: Pensions and Other Postretirement Benefits. The total liability for our unrecognized tax benefits and tax-related net interest at April 30, 2023, was $6.3 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes; however, we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities. For additional information, see Note 13: Income Taxes.
As of April 30, 2023, we do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
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

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results, such as unrealized gains and losses on the investment in equity securities. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results, such as the unfavorable permanent impact of the divestiture of certain pet food brands during 2023, and the one-time deferred state tax impact of the internal legal entity simplification during 2022, can significantly impact our adjusted effective income tax rate.

These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with U.S. GAAP. Rather, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our business and facilitate the comparison of past and present operations and liquidity. These non-GAAP financial measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments.
The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure. See page 29 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Year Ended April 30,
	2023	2022
Gross profit reconciliation:
Gross profit	$2,801.8	$2,700.7
Change in net cumulative unallocated derivative gains and losses	21.4	23.4
Cost of products sold – special project costs (A)	6.4	20.5
Adjusted gross profit	$2,829.6	$2,744.6
% of net sales	33.2%	34.3%
Operating income reconciliation:
Operating income	$157.5	$1,023.8
Amortization	206.9	223.6
Other intangible assets impairment charge	—	150.4
Loss (gain) on divestitures – net	1,018.5	(9.6)
Change in net cumulative unallocated derivative gains and losses	21.4	23.4
Cost of products sold – special project costs (A)	6.4	20.5
Other special project costs (A)	4.7	8.0
Adjusted operating income	$1,415.4	$1,440.1
% of net sales	16.6%	18.0%
Net income (loss) reconciliation:
Net income (loss)	$(91.3)	$631.7
Income tax expense	82.1	212.1
Amortization	206.9	223.6
Other intangible assets impairment charge	—	150.4
Loss (gain) on divestitures – net	1,018.5	(9.6)
Change in net cumulative unallocated derivative gains and losses	21.4	23.4
Cost of products sold – special project costs (A)	6.4	20.5
Other special project costs (A)	4.7	8.0
Other infrequently occurring items:
Unrealized loss (gain) on investment in equity securities (B)	3.8	—
Adjusted income before income taxes	$1,252.5	$1,260.1
Income taxes, as adjusted	301.7	297.9
Adjusted income	$950.8	$962.2
Weighted-average shares – assuming dilution(C)	106.6	108.4
Adjusted earnings per share – assuming dilution(C)	$8.92	$8.88
Free cash flow reconciliation:
Net cash provided by (used for) operating activities	$1,194.4	$1,136.3
Additions to property, plant, and equipment	(477.4)	(417.5)
Free cash flow	$717.0	$718.8
(A)    Special project costs include certain restructuring costs, which are recognized in cost of products sold and other special project costs. For more information, see Note 2: Special Project Costs and Note 4: Reportable Segments.
(B)    Unrealized loss (gain) on investment in equity securities includes unrealized gains and losses on the change in fair value on our investment in Post common stock. For more information, see Note 3: Divestitures and Note 10: Other Financial Instruments and Fair Value Measurements.
(C)    Adjusted earnings per common share – assuming dilution for 2023 and 2022 was computed using the treasury stock method. Further, in 2023, the weighted-average shares – assuming dilution differed from our GAAP weighted-average common shares outstanding – assuming dilution as a result of the anti-dilutive effect of our stock-based awards, which were excluded from the computation of net loss per share – assuming dilution. For more information see Earnings Per Share in Note 1: Accounting Policies and Note 5: Earnings Per Share.

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
Trade Marketing and Merchandising Programs: In order to support our products, various promotional activities are conducted through retailers, distributors, or directly with consumers, including in-store display and product placement programs, price discounts, coupons, and other similar activities. The costs of these programs are classified as a reduction of sales. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retailers, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2023, 2022, and 2021, subsequent period adjustments were less than 3 percent of both consolidated pre-tax adjusted income and cash provided by operating activities.

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
The future tax benefit arising from the net deductible temporary differences and tax carryforwards was $196.8 and $193.4 at April 30, 2023 and 2022, respectively. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance has been provided.
As of April 30, 2023, a portion of our undistributed foreign earnings, primarily in Canada, is not considered permanently reinvested, and an immaterial deferred tax liability has been recognized accordingly. Further, we have not repatriated foreign cash to the U.S during 2023. For additional information, see Note 13: Income Taxes.
Goodwill and Other Indefinite-Lived Intangible Assets: A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on
February 1, and more often if indicators of impairment exist. At April 30, 2023, the carrying value of goodwill and other intangible assets totaled $9.6 billion, compared to total assets of $15.0 billion and total shareholders’ equity of $7.3 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, and this would result in a noncash impairment charge to earnings. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
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
As a result of the divestiture of certain pet food brands on April 28, 2023, we disposed of $790.3 of goodwill, primarily within the Pet Foods reporting unit. The amount of goodwill allocated to the disposal group was determined based on a relative fair value analysis, utilizing a discounted cash flow valuation technique, which required management to make certain estimates and assumptions utilizing Level 3 inputs, consistent with our approach for an impairment test.
At April 30, 2023, goodwill totaled $5.2 billion. Goodwill is substantially concentrated within the U.S. Retail Coffee, U.S. Retail Pet Foods, and U.S. Retail Consumer Foods segments. During 2023, no goodwill impairment was recognized as a result of the evaluations performed throughout the year, inclusive of an assessment performed following the divestiture. The estimated fair value of each of our reporting units for which there is a goodwill balance was substantially in excess of its carrying value as of the annual test date, with the exception of the Pet Foods reporting unit, for which its fair value exceeded its carrying value by approximately 7 percent. However, subsequent to the annual test, the reporting units impacted by the divestiture were assessed for impairment as of April 30, 2023, and we concluded there were no indicators of impairment, as the estimated fair values were in excess of the carrying values for all reporting units. For additional information, see Note 3: Divestitures and Note 6: Goodwill and Other Intangible Assets.
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
At April 30, 2023, other indefinite-lived intangible assets totaled $2.6 billion. Trademarks that represent our leading brands comprise approximately 95 percent of the total carrying value of other indefinite-lived intangible assets. As of April 30, 2023, the estimated fair value was substantially in excess of the carrying value for the majority of these leading brand trademarks, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent.
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
We employ a total return on investment approach for the defined benefit pension plans’ assets. A mix of equity, fixed-income, and alternative investments is used to maximize the long-term rate of return on assets for the level of risk. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, we consider the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. The actual rate of return was a loss of 2.3 percent and a loss of 4.6 percent for the years ended April 30, 2023 and 2022, respectively, which excludes administrative and investment expenses.
We utilize a spot rate methodology for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows to provide a better estimate of service and interest costs. For 2024 expense recognition, we will use weighted-average discount rates for the U.S. defined benefit pension plans of 5.19 percent to determine benefit obligation, 5.38 percent to determine service cost, and 5.08 percent to determine interest cost. As of April 30, 2023, a 50 basis-point decrease in the discount rate assumption would increase the 2024 net periodic benefit cost by approximately $0.4, and the benefit obligation would increase by approximately $18.4. In addition, we anticipate using an expected rate of return on plan assets of 5.35 percent for the U.S. defined benefit pension plans. A 50 basis-point decrease in the expected rate of return on plan assets assumption would increase the 2024 net periodic benefit cost by approximately $1.5.

For the Canadian defined benefit pension plans, we will use weighted-average discount rates of 4.59 percent to determine benefit obligation and 4.65 percent to determine interest cost for 2024 expense recognition. In addition, we anticipate using an expected rate of return on plan assets of 3.30 percent for the Canadian defined pension plans. A change in the assumptions used for the Canadian defined benefit pension plans would not have a material impact on the net periodic benefit cost and benefit obligation. For additional information, see Note 8: Pensions and Other Postretirement Benefits.
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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, those set forth under the caption “Risk Factors” in this Annual Report on Form 10-K, as well as the following:

•the effect of the sale of certain pet food brands on our ability to retain key personnel and to maintain relationships with customers, suppliers, and other business partners, and any impact to the value of our investment in Post common stock or our ability to dispose of some or all of such securities at favorable market prices;
•disruptions or inefficiencies in our operations or supply chain, including any impact caused by product recalls (including the Jif peanut butter product recall), political instability, terrorism, armed hostilities (including the ongoing conflict between Russia and Ukraine), extreme weather conditions, natural disasters, pandemics (including COVID-19), work stoppages or labor shortages, or other calamities;
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
•the success and cost of marketing and sales programs and strategies intended to promote growth in our business, including product innovation;
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
Readers are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Annual Report on Form 10-K. We do not undertake any obligation to update or revise these forward-looking statements to reflect new events or circumstances subsequent to the filing in this Annual Report on Form 10-K.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at April 30, 2023, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.
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
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and was recognized over the life of the debt as a reduction of interest expense. As of 2022, we had fully recognized the gain of $53.5, of which $4.0 was recognized in 2022. For more information on our derivative financial instruments and terminated contracts, see Note 9: Derivative Financial Instruments.

In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical
100 basis-point decrease in interest rates at April 30, 2023, would increase the fair value of our long-term debt by $307.7.
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

	Year Ended April 30,
	2023	2022
High	$53.9	$72.3
Low	21.6	14.8
Average	39.7	37.1
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of April 30, 2023, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of April 30, 2023, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of net sales during 2023. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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
Our management, with the participation of the principal financial officer and principal executive officer, assessed the effectiveness of the internal control over financial reporting as of April 30, 2023. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“the COSO criteria”).
Based on our assessment of internal control over financial reporting under the COSO criteria, we concluded the internal control over financial reporting was effective as of April 30, 2023.
Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of April 30, 2023, and their report thereon is included on page 45 of this report.

Mark T. Smucker	Tucker H. Marshall
Chair of Board, President, and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on Internal Control Over Financial Reporting
We have audited The J. M. Smucker Company’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, The J. M. Smucker Company (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2023 consolidated financial statements of the Company and our report dated June 20, 2023 expressed an unqualified opinion thereon.

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
June 20, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The J. M. Smucker Company (the “Company”) as of April 30, 2023 and 2022, the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 20, 2023 expressed an unqualified opinion thereon.
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

U.S. Retail Pet Foods Goodwill Impairment Evaluation

Description of the Matter
At April 30, 2023, the Company’s total goodwill was $5.2 billion, of that, $1.6 billion relates to the U.S. Retail Pet Foods segment. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 6 of the consolidated financial statements, goodwill is quantitatively tested at the reporting unit level for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses an income and market approach in its quantitative impairment tests. U.S. Retail Pet Foods goodwill is susceptible to impairment due to the narrow difference between fair value and carrying value.

Auditing the Company’s annual U.S. Retail Pet Foods goodwill impairment evaluation was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using the income approach was sensitive to significant assumptions such as the weighted average cost of capital, discrete revenue growth rates, terminal period revenue growth rate, and profitability assumptions. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

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

Allocation of Goodwill Related to the Divestiture of Certain Pet Food Brands

Description of the Matter
As discussed in Note 3 and Note 6 to the consolidated financial statements, on April 28, 2023, the Company divested certain pet food brands. In conjunction with the divestiture, management allocated goodwill previously included primarily in the U.S. Retail Pet Foods segment to the pet food brands disposal group using a relative fair value approach. Goodwill of $790.3 million was allocated to the pet food brands disposal group as part of the divestiture.

Auditing the Company’s allocation of goodwill to the pet food brands disposal group was complex due to the significant estimation required to determine the relative fair values of the U.S. Retail Pet Foods segment and the pet food brands disposal group referred to above. These fair value estimates were sensitive to significant assumptions such as the weighted-average cost of capital, discrete revenue growth rates, terminal period revenue growth rate, and profitability assumptions. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls over the goodwill allocation process. For example, we tested controls over management’s review of the significant assumptions described above along with the completeness and accuracy of the data used in these fair value estimates.

To test the estimated fair value of the goodwill allocated to the divested pet food brands, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. As it pertains to revenue growth rates and profitability assumptions, we compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate any hypothetical change in the fair value of the U.S. Retail Pet Foods segment and pet food brands disposal group that would result from changes in significant assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions, including, the weighted average cost of capital. Specifically, we evaluated the components of the weighted average cost of capital assumptions used by the Company by performing an independent corroborative calculation with the involvement of our valuation specialists. We also tested the allocation of goodwill by recalculating the amounts based on the estimated fair values of the U.S. Retail Pet Foods segment and the pet food brands disposal group. Furthermore, we have evaluated the Company’s disclosures in relation to the allocation of goodwill.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1955.
Akron, Ohio
June 20, 2023

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

Mark T. Smucker	Tucker H. Marshall
Chair of Board, President, and Chief Executive Officer	Chief Financial Officer

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended April 30,
(Dollars in millions, except per share data)	2023	2022	2021
Net sales	$8,529.2	$7,998.9	$8,002.7
Cost of products sold (A)	5,727.4	5,298.2	4,864.0
Gross Profit	2,801.8	2,700.7	3,138.7
Selling, distribution, and administrative expenses	1,455.0	1,360.3	1,523.1
Amortization	206.9	223.6	233.0
Other intangible assets impairment charges	—	150.4	3.8
Other special project costs (A)	4.7	8.0	20.7
Loss (gain) on divestitures – net	1,018.5	(9.6)	(25.3)
Other operating expense (income) – net	(40.8)	(55.8)	(3.4)
Operating Income	157.5	1,023.8	1,386.8
Interest expense – net	(152.0)	(160.9)	(177.1)
Other income (expense) – net	(14.7)	(19.1)	(37.8)
Income (Loss) Before Income Taxes	(9.2)	843.8	1,171.9
Income tax expense	82.1	212.1	295.6
Net Income (Loss)	$(91.3)	$631.7	$876.3
Earnings per common share:
Net Income (Loss)	$(0.86)	$5.84	$7.79
Net Income (Loss) – Assuming Dilution	$(0.86)	$5.83	$7.79
(A)Special project costs include certain restructuring costs, which are recognized in cost of products sold and other special project costs. For more information, see Note 2: Special Project Costs and Note 4: Reportable Segments.
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended April 30,
(Dollars in millions)	2023	2022	2021
Net income (loss)	$(91.3)	$631.7	$876.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(13.2)	(12.1)	41.5
Cash flow hedging derivative activity, net of tax	10.3	10.9	10.8
Pension and other postretirement benefit plans activity, net of tax	1.5	43.1	49.4
Available-for-sale securities activity, net of tax	(0.4)	(1.9)	(0.1)
Total Other Comprehensive Income (Loss)	(1.8)	40.0	101.6
Comprehensive Income (Loss)	$(93.1)	$671.7	$977.9
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONSOLIDATED BALANCE SHEETS

	April 30,
(Dollars in millions)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$655.8	$169.9
Trade receivables – net	597.6	524.7
Inventories:
Finished products	657.6	704.4
Raw materials	352.2	384.9
Total Inventory	1,009.8	1,089.3
Investment in equity securities	487.8	—
Other current assets	107.7	226.2
Total Current Assets	2,858.7	2,010.1
Property, Plant, and Equipment
Land and land improvements	131.0	120.4
Buildings and fixtures	956.1	959.7
Machinery and equipment	2,443.5	2,503.3
Construction in progress	629.4	527.8
Gross Property, Plant, and Equipment	4,160.0	4,111.2
Accumulated depreciation	(1,920.5)	(1,979.5)
Total Property, Plant, and Equipment	2,239.5	2,131.7
Other Noncurrent Assets
Operating lease right-of-use assets	103.0	106.5
Goodwill	5,216.9	6,015.8
Other intangible assets – net	4,429.3	5,652.2
Other noncurrent assets	144.0	138.7
Total Other Noncurrent Assets	9,893.2	11,913.2
Total Assets	$14,991.4	$16,055.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,392.6	$1,193.3
Accrued compensation	112.9	91.8
Accrued trade marketing and merchandising	187.7	193.8
Dividends payable	106.3	105.3
Short-term borrowings	—	180.0
Current operating lease liabilities	33.2	40.1
Other current liabilities	154.0	148.5
Total Current Liabilities	1,986.7	1,952.8
Noncurrent Liabilities
Long-term debt	4,314.2	4,310.6
Defined benefit pensions	62.1	114.9
Other postretirement benefits	49.1	54.2
Deferred income taxes	1,138.9	1,325.8
Noncurrent operating lease liabilities	77.2	76.2
Other noncurrent liabilities	72.4	80.4
Total Noncurrent Liabilities	5,713.9	5,962.1
Total Liabilities	7,700.6	7,914.9
Shareholders’ Equity
Serial preferred shares – no par value: Authorized – 6,000,000 shares; outstanding – none	—	—
Common shares – no par value: Authorized – 300,000,000 shares; outstanding – 104,398,618 at April 30, 2023, and 106,458,317 at April 30, 2022 (net of 42,099,112 and 40,039,413 treasury shares, respectively), at stated value	26.1	26.6
Additional capital	5,371.8	5,457.9
Retained income	2,132.1	2,893.0
Accumulated other comprehensive income (loss)	(239.2)	(237.4)
Total Shareholders’ Equity	7,290.8	8,140.1
Total Liabilities and Shareholders’ Equity	$14,991.4	$16,055.0
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended April 30,
(Dollars in millions)	2023	2022	2021
Operating Activities
Net income (loss)	$(91.3)	$631.7	$876.3
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation	224.1	235.5	219.5
Amortization	206.9	223.6	233.0
Other intangible assets impairment charges	—	150.4	3.8
Pension settlement loss (gain)	7.4	10.8	35.5
Share-based compensation expense	25.6	22.3	28.7
Loss (gain) on divestitures – net	1,018.5	(9.6)	(25.3)
Deferred income tax expense (benefit)	(190.8)	(38.1)	(13.9)
Loss on disposal of assets – net	5.1	4.7	7.1
Other noncash adjustments – net	23.9	14.9	11.8
Make-whole payments included in financing activities	—	7.0	—
Defined benefit pension contributions	(74.1)	(5.3)	(13.1)
Changes in assets and liabilities, net of effect from divestitures:
Trade receivables	(74.8)	7.5	22.0
Inventories	(134.6)	(178.7)	(110.4)
Other current assets	86.8	(52.8)	(34.0)
Accounts payable	151.6	149.5	260.9
Accrued liabilities	0.4	(33.0)	56.0
Income and other taxes	9.5	12.8	(17.6)
Other – net	0.2	(16.9)	24.7
Net Cash Provided by (Used for) Operating Activities	1,194.4	1,136.3	1,565.0
Investing Activities
Proceeds from divestitures – net	686.3	130.0	564.0
Additions to property, plant, and equipment	(477.4)	(417.5)	(306.7)
Other – net	47.3	(68.0)	53.8
Net Cash Provided by (Used for) Investing Activities	256.2	(355.5)	311.1
Financing Activities
Short-term borrowings (repayments) – net	(185.9)	97.6	(166.4)
Proceeds from long-term debt	—	797.6	—
Repayments of long-term debt, including make-whole payments	—	(1,157.0)	(700.0)
Capitalized debt issuance costs	—	(10.4)	—
Quarterly dividends paid	(430.2)	(418.1)	(403.2)
Purchase of treasury shares	(367.5)	(270.4)	(678.4)
Proceeds from stock option exercises	21.6	16.3	4.5
Other – net	(2.6)	(0.1)	(0.4)
Net Cash Provided by (Used for) Financing Activities	(964.6)	(944.5)	(1,943.9)
Effect of exchange rate changes on cash	(0.1)	(0.7)	11.0
Net increase (decrease) in cash and cash equivalents	485.9	(164.4)	(56.8)
Cash and cash equivalents at beginning of year	169.9	334.3	391.1
Cash and Cash Equivalents at End of Year	$655.8	$169.9	$334.3

( )	Denotes use of cash
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2020	114,072,726	$29.0	$5,794.1	$2,746.8	$(379.0)	$8,190.9
Net income (loss)				876.3		876.3
Other comprehensive income (loss)					101.6	101.6
Comprehensive Income (Loss)						977.9
Purchase of treasury shares	(5,834,904)	(1.5)	(301.5)	(375.4)		(678.4)
Stock plans	101,235	0.1	34.5			34.6
Cash dividends declared, $3.60 per common share				(400.2)		(400.2)
Other		(0.5)	0.5	—		—
Balance at April 30, 2021	108,339,057	27.1	5,527.6	2,847.5	(277.4)	8,124.8
Net income (loss)				631.7		631.7
Other comprehensive income (loss)					40.0	40.0
Comprehensive Income (Loss)						671.7
Purchase of treasury shares	(2,059,083)	(0.5)	(109.6)	(160.3)		(270.4)
Stock plans	178,343	—	39.9			39.9
Cash dividends declared, $3.96 per common share				(425.9)		(425.9)
Balance at April 30, 2022	106,458,317	26.6	5,457.9	2,893.0	(237.4)	8,140.1
Net income (loss)				(91.3)		(91.3)
Other comprehensive income (loss)					(1.8)	(1.8)
Comprehensive Income (Loss)						(93.1)
Purchase of treasury shares	(2,423,196)	(0.6)	(132.2)	(238.3)		(371.1)
Stock plans	363,497	0.1	46.1	(0.1)		46.1
Cash dividends declared, $4.08 per common share				(431.2)		(431.2)
Balance at April 30, 2023	104,398,618	$26.1	$5,371.8	$2,132.1	$(239.2)	$7,290.8
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
Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires that we make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates in these consolidated financial statements include, among others, estimates of future cash flows associated with assets, potential asset impairments, allocated goodwill disposed of as part of the sale of certain pet food brands, useful lives and residual values of long-lived assets used in determining depreciation and amortization, net realizable value of inventories, accruals for trade marketing and merchandising programs, income taxes, and discount rates and other assumptions used in determining defined benefit pension and other postretirement benefit expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents: We consider all short-term, highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Based on the short-term nature of these assets, carrying value approximates fair value. Cash equivalents within cash and cash equivalents in the Consolidated Balance Sheets were $614.0 and $116.3 at April 30, 2023 and 2022, respectively.
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
Shipping and Handling Costs: Transportation costs included in cost of products sold relate to the costs incurred to ship our products. Distribution costs are included in SD&A expenses and primarily relate to the warehousing costs incurred to store our products. Total distribution costs recorded within SD&A were $304.5, $294.1, and $281.8 in 2023, 2022, and 2021, respectively.
Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $160.3, $176.5, and $224.4 in 2023, 2022, and 2021, respectively.
Research and Development Costs: Research and development (“R&D”) costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income. R&D costs include expenditures for new and existing product and manufacturing process innovations, which are comprised primarily of internal salaries and wages, consulting, testing, and other supplies attributable to time spent on R&D activities. Other costs include the depreciation and maintenance of research facilities. Total R&D expense was $47.3, $48.8, and $57.7 in 2023, 2022, and 2021, respectively.

Share-Based Payments: Share-based compensation expense, including stock options, is recognized on a straight-line basis over the requisite service period, and generally vest over a period of 1 to 3 years.
The following table summarizes amounts related to share-based payments.

	Year Ended April 30,
	2023	2022	2021
Share-based compensation expense included in SD&A	$25.6	$23.7	$28.3
Share-based compensation expense included in other special project costs	—	(1.4)	0.4
Total share-based compensation expense	$25.6	$22.3	$28.7
Related income tax benefit	$6.0	$5.3	$6.6
As of April 30, 2023, total unrecognized share-based compensation cost related to nonvested share-based awards, including stock options, was $36.4. The weighted-average period over which this amount is expected to be recognized is 1.9 years.
Realized excess tax benefits and tax deficiencies are presented in the Statements of Consolidated Cash Flows as an operating activity and are recognized within income taxes in the Statements of Consolidated Income. In 2023 and 2022, the excess tax benefits realized upon exercise or vesting of share-based compensation were $1.4 and $1.1, respectively, and in 2021, there were tax deficiencies realized of $0.1. For additional discussion on share-based compensation expense, see Note 12: Share-Based Payments.
Earnings Per Share: Earnings per share is computed in accordance with FASB ASC 260, Earnings Per Share. As required by ASC 260, we computed net income (loss) per common share (“basic earnings per share”) under the two-class method for 2023, 2022, and 2021, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during the periods. Further, we compute net income (loss) per common share – assuming dilution (“diluted earnings per share”) under either the two-class method or the treasury method, dependent on which is more dilutive. In 2023, we recognized a net loss, and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of net income (loss) per common share – assuming dilution. Therefore, in 2023, diluted earnings per share was computed under the two-class method. In 2022, the computation of diluted earnings per share was more dilutive under the treasury stock method, while in 2021, diluted earnings per share was more dilutive under the two-class method.
Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Under the two-class method, net income (loss) available to common and participating common shareholders is reduced by the net income (loss) allocated to participating securities, which is equal to the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to participating securities. Under the treasury stock method, the diluted earnings per share calculation includes potential common shares assumed to be issued, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised or restricted stock becomes vested, and includes the “if converted” method for participating securities if the effect is dilutive. For additional information on the earnings per share calculations, see Note 5: Earnings Per Share.
Defined Contribution Plans: We offer employee savings plans for domestic and Canadian employees. Our contributions under these plans are based on a specified percentage of employee contributions. Charges to operations for these plans in 2023, 2022, and 2021 were $41.0, $40.9, and $41.2, respectively. For information on our defined benefit plans, see Note 8: Pensions and Other Postretirement Benefits.
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
Trade Receivables: In the normal course of business, we extend credit to customers. Trade receivables, less credit losses, reflects the net realizable value of receivables and approximates fair value. We account for trade receivables, less credit losses, under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses. We evaluate our trade receivables and establish a reserve for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for credit loss for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Trade receivables are charged off against the reserve for credit losses after we determine that the potential for recovery is remote. At April 30, 2023 and 2022, the reserve for credit loss was $2.3. We believe there is no concentration of risk with any single customer whose failure or nonperformance would materially affect results other than as discussed in Note 4: Reportable Segments.
Inventories: Inventories are stated at the lower of cost or market, with market being defined as net realizable value, less costs to sell. Cost for all inventories is determined using the first-in, first-out method applied on a consistent basis.

The cost of finished products and work-in-process inventory includes materials, direct labor, and overhead. Work-in-process is included in finished products in the Consolidated Balance Sheets and was $82.5 and $65.8 at April 30, 2023 and 2022, respectively.
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
We lease certain land, buildings, and equipment for varying periods of time, with renewal options. Lease expense in 2023, 2022, and 2021 totaled $113.3, $111.0, and $108.7, respectively.
In accordance with FASB ASC 360, Property, Plant, and Equipment, long-lived assets, other than goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount exceeds the estimated fair value of the assets. Assets to be disposed of by sale are recognized as held for sale at the lower of carrying value or fair value less costs to sell. Furthermore, determining fair value is subject to estimates of both cash flows and discount rates, and different estimates could yield different results. There are no events or changes in circumstances of which we are aware of that indicate the carrying value of our long-lived assets may not be recoverable at April 30, 2023.
Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the estimated fair value of the net assets of a business acquired. In accordance with FASB ASC 350, Intangibles – Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment. We conduct our annual test for impairment of goodwill and other indefinite-lived intangible assets as of February 1 of each year. A discounted cash flow valuation technique is utilized to estimate the fair value of our reporting units and indefinite-lived intangible assets. We also use a market-based approach to estimate the fair value of our reporting units. The discount rates utilized in the cash flow analyses are developed using a weighted-average cost of capital methodology. In addition to the annual test, we test for impairment if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Further, upon disposal of a business, a relative fair value analysis is utilized to determine the amount of goodwill to be disposed of for each impacted reporting unit, using estimates and assumptions consistent with the annual test. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. For additional information, see Note 6: Goodwill and Other Intangible Assets.
Marketable Securities and Other Investments: We maintain funds for the payment of benefits associated with nonqualified retirement plans. These funds include investments considered to be available-for-sale marketable securities. At April 30, 2023 and 2022, the fair value of these investments was $24.0 and $26.6, respectively, and was included in other noncurrent assets in the Consolidated Balance Sheets. Included in accumulated other comprehensive income (loss) at April 30, 2023 and 2022, were unrealized pre-tax gains of $1.8 and $2.4, respectively.
Investment in Equity Securities: Investments in common stock of entities other than our consolidated subsidiaries in which we own less than 20 percent of an entity’s common stock and do not provide significant influence are accounted for as a financial instrument in accordance with FASB ASC 321, Investments – Equity Securities. As required by ASC 321, the ownership interest in the entity is recognized at fair value based on fixed or determinable prices within current assets in the Consolidated Balance Sheets, and any change in fair value is included in other income (expense) – net in the Statements of Consolidated Income.
The net proceeds received from the divestiture of certain pet food brands included approximately 5.4 million shares of Post common stock, which represents approximately an 8 percent equity interest in Post. At April 30, 2023, the fair value of the investment in Post common stock was $487.8, which included an unrealized pre-tax loss of $3.8. In connection with the divestiture of certain pet food brands and the acquisition of Post common stock, we entered into a registration rights agreement with Post (the “Registration Rights Agreement”) on April 28, 2023. Under the Registration Rights Agreement, Post must use reasonable best efforts to keep its existing registration statement on Form S-3, or any applicable subsequent shelf registration statement, continuously effective and usable for the resale of the Post common stock that we received in the divestiture, and upon receipt of a request or notice from us, Post must, subject to the terms and conditions of the Registration Rights Agreement, register the sale of the Post common stock under the Securities Act of 1933, as amended. In May 2023, we entered into an agreement with an unrelated third party giving us the ability to enter into forward derivative transactions to provide flexibility with respect to the potential sale of Post common stock during the first two quarters of 2024. Subsequent to April 30, 2023, we have not entered into any forward derivative transactions.

Equity Method Investments: Investments in common stock of entities other than our consolidated subsidiaries in which we own between 20 percent and 50 percent of an entity’s common stock and are able to exercise significant influence over them are accounted for under the equity method in accordance with FASB ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method, the initial investment is recorded at cost, and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets.

We have a 20 percent equity interest in Mountain Country Foods, LLC, and approximately a 42 percent equity interest in Numi, Inc. The carrying amount of these investments is included in other noncurrent assets in the Consolidated Balance Sheets. The investments did not have a material impact on the consolidated financial statements or the respective reportable segment to which they relate for the years ended April 30, 2023 and 2022.
Supplier Financing Program: We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Statements of Consolidated Cash Flows. Included in accounts payable in the Consolidated Balance Sheets as of April 30, 2023 and 2022, were $414.2 and $314.3 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers.
Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, while income and expenses are translated using average rates throughout the periods. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Included in accumulated other comprehensive income (loss) at April 30, 2023 and 2022, were foreign currency losses of $34.3 and $21.1, respectively.
Recently Issued Accounting Standards: In March 2022, the SEC issued the proposed rule under SEC Release No. 33-11042, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize the climate-related disclosures provided by public companies. This update will require the disclosure of greenhouse gas emissions, climate-related targets and goals, how the Board and management oversee climate-related risks, and Scope 1 and 2 emissions, which will be subject to third-party assurance. As of April 30, 2023, these amendments were not adopted by the SEC; however, we anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.
Risks and Uncertainties: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. Green coffee, protein meals, peanuts, grains, oils and fats, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate over time, partially driven by the elevated commodity and supply chain costs we experienced in 2023. We actively monitor changes in commodity and supply chain costs, and to mitigate the rising costs, we may be required to implement material price increases across our business. Green coffee, along with certain other raw materials, is sourced solely from foreign countries, and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, armed hostilities (including the ongoing conflict between Russia and Ukraine), changes in governmental agricultural and energy policies and regulation, and political and economic conditions in the source countries. Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials for our Folgers coffee products, as well as our Jif peanut butter, and certain finished goods, such as K-Cup® pods, our Pup-Peroni dog snacks, and liquid coffee, from single sources of supply pursuant to long-term contracts. While availability may vary from year-to-year, we believe that we will continue to obtain adequate supplies and that alternatives to single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be in good standing.
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
Of our full-time employees, 22 percent are covered by union contracts at seven manufacturing locations. The contracts vary in term depending on location, with one contract expiring in 2024, representing approximately one percent of our total employees.

We insure our business and assets in each country against insurable risks, to the extent that we deem appropriate, based upon an analysis of the relative risks and costs.
Note 2: Special Project Costs
Special project costs primarily consist of employee-related costs and other transition and termination costs related to approved restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These restructuring costs are reported in cost of products sold and other special project costs in the Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Consolidated Balance Sheets.

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

During 2021, we substantially completed an organizational redesign related to our corporate headquarters and announced plans to close our Suffolk, Virginia facility as a result of a new strategic partnership for the production of our liquid coffee products. During 2022, we completed the transition of production to JDE Peet’s, and expanded the restructuring program to include certain costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the closure of our Ripon, Wisconsin production facility to further optimize operations for our U.S. Retail Consumer Foods business. We completed the closure of the Ripon facility during 2023, as planned, and the remaining restructuring activities were completed as of April 30, 2023. The costs incurred associated with these restructuring activities include other transition and termination costs associated with our cost reduction and margin management initiatives, inclusive of accelerated depreciation, as well as employee-related costs.

The following table summarizes our restructuring costs incurred related to the restructuring program.

	2023	2022	2021	Total Costs Incurred to Date at April 30, 2023
Employee-related costs	$3.5	$6.3	$17.3	$27.1
Other transition and termination costs	7.6	22.2	6.8	36.6
Total restructuring costs	$11.1	$28.5	$24.1	$63.7
The obligation related to severance costs and retention bonuses was $1.6 and $2.4 at April 30, 2023 and 2022, respectively, and is expected to be settled in the first quarter of 2024. As of April 30, 2023, cumulative noncash charges incurred to date were $33.2, including $10.2, $18.6, and $4.4 incurred during 2023, 2022, and 2021, respectively, and primarily consisted of accelerated depreciation.
Note 3: Divestitures
On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, and $1.4 billion in both 2022 and 2021, primarily included in the U.S. Retail Pet Foods segment. Net proceeds from the divestiture were $1.2 billion, consisting of $684.7 in cash, net of a preliminary working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. Upon close of the transaction, we recognized a pre-tax loss of $1.0 billion. The net proceeds and pre-tax loss will be finalized during the first quarter of 2024, upon finalization of the working capital adjustment and cash transaction costs.

The following table summarizes the net assets and liabilities included in the disposal group associated with the divestiture of certain pet food brands.

April 30, 2023
Assets disposed:
Inventories	$210.2
Other current assets	0.5
Property, plant, and equipment – net	179.4
Goodwill	790.3
Other intangible assets – net	1,014.4
Other noncurrent assets	1.7
Total assets disposed	$2,196.5
Liabilities disposed:
Other current liabilities	$0.3
Other noncurrent liabilities	2.0
Total liabilities disposed	2.3
Net assets disposed	$2,194.2
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 and $143.4, in 2022 and 2021, respectively, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $98.7, net of a working capital adjustment and cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses, of which $26.7 was recognized during 2022, and the remaining $1.6 was recognized upon finalization of the working capital adjustment in 2023.

On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods. The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3 and $94.0 in 2022 and 2021, respectively, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, net of cash transaction costs. Upon completion of this transaction during 2022, we recognized a pre-tax loss of $17.1.
On January 29, 2021, we sold the Natural Balance premium pet food business to Nexus. The transaction included pet food products sold under the Natural Balance brand, certain trademarks and licensing agreements, and select employees who supported the Natural Balance business. Under our ownership, the business generated net sales of $156.7 in 2021, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $33.8, net of a working capital adjustment and cash transaction costs. Upon completion of this transaction, we recognized a pre-tax loss of $89.5.
On December 1, 2020, we sold the Crisco oils and shortening business to B&G Foods. The transaction included oils and shortening products sold under the Crisco brand, primarily in the U.S. and Canada, certain trademarks and licensing agreements, dedicated manufacturing and warehouse facilities located in Cincinnati, Ohio, and approximately 160 employees who supported the Crisco business. Under our ownership, the business generated net sales of $198.9 in 2021, primarily included in the U.S. Retail Consumer Foods segment. Final net proceeds from the divestiture were $530.2, net of a working capital adjustment and cash transaction costs. Upon completion of this transaction, we recognized a pre-tax gain of $114.8.

Note 4: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have three reportable segments: U.S. Retail Pet Foods, U.S. Retail Coffee, and U.S. Retail Consumer Foods. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.
The U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; the U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; and the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s and Jif branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores). Under our ownership, the divested Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands generated net sales of $1.5 billion in 2023, and $1.4 billion in both 2022 and 2021, primarily included in the U.S. Retail Pet Foods segment.
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

	Year Ended April 30,
	2023	2022	2021
Net sales:
U.S. Retail Pet Foods (A)	$3,038.1	$2,764.3	$2,844.5
U.S. Retail Coffee	2,735.3	2,497.3	2,374.6
U.S. Retail Consumer Foods	1,630.9	1,707.2	1,835.7
International and Away From Home	1,124.9	1,030.1	947.9
Total net sales	$8,529.2	$7,998.9	$8,002.7
Segment profit:
U.S. Retail Pet Foods (A)	$494.9	$395.9	$487.0
U.S. Retail Coffee	737.7	736.7	769.1
U.S. Retail Consumer Foods	352.6	424.2	472.5
International and Away From Home	143.3	142.0	124.1
Total segment profit	$1,728.5	$1,698.8	$1,852.7
Amortization	(206.9)	(223.6)	(233.0)
Other intangible assets impairment charges	—	(150.4)	(3.8)
Gain (loss) on divestitures – net	(1,018.5)	9.6	25.3
Interest expense – net	(152.0)	(160.9)	(177.1)
Change in net cumulative unallocated derivative gains and losses	(21.4)	(23.4)	93.6
Cost of products sold – special project costs (B)	(6.4)	(20.5)	(3.4)
Other special project costs (B)	(4.7)	(8.0)	(20.7)
Corporate administrative expenses	(313.1)	(258.7)	(323.9)
Other income (expense) – net	(14.7)	(19.1)	(37.8)
Income (loss) before income taxes	$(9.2)	$843.8	$1,171.9
Assets:
U.S. Retail Pet Foods (A)	$4,994.3	$7,167.4	$7,480.8
U.S. Retail Coffee	4,808.9	4,891.8	4,793.9
U.S. Retail Consumer Foods	2,972.7	2,692.1	2,553.4
International and Away From Home	978.3	973.9	1,013.8
Unallocated (C)	1,237.2	329.8	442.3
Total assets	$14,991.4	$16,055.0	$16,284.2
Depreciation, amortization, and impairment charges:
U.S. Retail Pet Foods (A)	$178.7	$342.8	$194.8
U.S. Retail Coffee	101.6	100.2	96.7
U.S. Retail Consumer Foods	76.3	64.6	75.4
International and Away From Home	31.7	46.2	50.2
Unallocated (D)	42.7	55.7	39.2
Total depreciation, amortization, and impairment charges	$431.0	$609.5	$456.3
Additions to property, plant, and equipment:
U.S. Retail Pet Foods (A)	$64.3	$74.0	$72.4
U.S. Retail Coffee	49.0	49.8	42.5
U.S. Retail Consumer Foods	341.6	274.8	167.4
International and Away From Home	22.5	18.9	24.4
Total additions to property, plant, and equipment	$477.4	$417.5	$306.7
(A)On April 28, 2023, we sold certain pet food brands to Post, and the divested net sales were primarily included in the U.S. Retail Pet Foods segment. In addition, the net assets disposed of during 2023 were primarily included in the U.S. Retail Pet Foods segment. For more information, see Note 3: Divestitures.
(B)Special project costs include certain restructuring costs, which are recognized in cost of products sold and other special project costs in the Statements of Consolidated Income. For more information, see Note 2: Special Project Costs.
(C)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(D)Primarily represents unallocated corporate administrative expenses, mainly consisting of depreciation and software amortization.

The following table presents certain geographical information.

	Year Ended April 30,
	2023	2022	2021
Net sales:
United States	$8,001.4	$7,469.6	$7,448.3
International:
Canada	$433.2	$439.6	$443.6
All other international	94.6	89.7	110.8
Total international	$527.8	$529.3	$554.4
Total net sales	$8,529.2	$7,998.9	$8,002.7
Assets:
United States	$14,577.5	$15,653.5	$15,879.7
International:
Canada	$412.5	$399.8	$402.7
All other international	1.4	1.7	1.8
Total international	$413.9	$401.5	$404.5
Total assets	$14,991.4	$16,055.0	$16,284.2
Long-lived assets (excluding goodwill and other intangible assets):
United States	$2,421.9	$2,331.2	$2,220.6
International:
Canada	$64.6	$45.7	$57.1
All other international	—	—	—
Total international	$64.6	$45.7	$57.1
Total long-lived assets (excluding goodwill and other intangible assets)	$2,486.5	$2,376.9	$2,277.7
The following table presents product category information.

	Year Ended April 30,
	2023	2022	2021	Primary Reportable Segment (A)
Coffee	$3,088.8	$2,804.7	$2,639.7	U.S. Retail Coffee
Cat food	1,101.1	969.9	918.4	U.S. Retail Pet Foods
Pet snacks	1,052.4	944.9	907.3	U.S. Retail Pet Foods
Dog food	980.0	926.5	1,090.8	U.S. Retail Pet Foods
Frozen handheld	686.4	510.7	430.3	U.S. Retail Consumer Foods
Peanut butter	635.6	801.1	796.1	U.S. Retail Consumer Foods
Fruit spreads	426.2	386.5	385.9	U.S. Retail Consumer Foods
Portion control	163.7	158.2	120.5	Other (B)
Baking mixes and ingredients	94.3	85.5	93.5	Other (B)
Juices and beverages	3.2	106.3	139.0	Other (B)(C)
Shortening and oils	—	—	193.9	U.S. Retail Consumer Foods (D)
Other	297.5	304.6	287.3	Other (B)
Total net sales	$8,529.2	$7,998.9	$8,002.7
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.
(C)During 2022 and 2021, the net sales within this category were primarily related to the divested natural beverage business included in the U.S. Retail Consumer Foods segment. For more information, see Note 3: Divestitures.
(D)During 2021, the net sales within this category were related to the divested Crisco business. For more information, see Note 3: Divestitures.

Sales to Walmart Inc. and subsidiaries amounted to 34 percent of net sales in both 2023 and 2022 and 32 percent of net sales in 2021. These sales are primarily included in our U.S. retail market segments. No other customer exceeded 10 percent of net sales for any year. Trade receivables – net at April 30, 2023 and 2022, included amounts due from Walmart Inc. and subsidiaries of $211.5 and $179.9, respectively.

Note 5: Earnings Per Share
The following table sets forth the computation of basic earnings per share and diluted earnings per share under the two-class method.

	Year Ended April 30,
	2023	2022	2021
Net income (loss)	$(91.3)	$631.7	$876.3
Less: Net income (loss) allocated to participating securities	(0.1)	1.8	3.7
Net income (loss) allocated to common stockholders	$(91.2)	$629.9	$872.6
Weighted-average common shares outstanding	106.2	107.9	112.0
Add: Dilutive effect of stock options	—	—	—
Weighted-average common shares outstanding – assuming dilution	106.2	107.9	112.0
Net income (loss) per common share	$(0.86)	$5.84	$7.79
Net income (loss) per common share – assuming dilution	$(0.86)	$5.84	$7.79
The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Year Ended April 30,
	2023	2022	2021
Net income (loss)	$(91.3)	$631.7	$876.3
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.2	107.9	112.0
Add: Dilutive effect of stock options	—	—	—
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	—	0.5	0.4
Weighted-average common shares outstanding – assuming dilution	106.2	108.4	112.4
Net income (loss) per common share – assuming dilution	$(0.86)	$5.83	$7.80
We computed basic earnings per share under the two-class method for 2023, 2022, and 2021, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. Further, we computed diluted earnings per share under the two-class method and treasury stock method to determine the method that was most dilutive, in accordance with FASB ASC 260, Earnings Per Share. In 2023, we recognized a net loss, and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of net income (loss) per common share – assuming dilution. Therefore, in 2023, diluted earnings per share was computed under the two-class method. In 2022, the computation of diluted earnings per share was more dilutive under the treasury stock method, while in 2021, diluted earnings per share was more dilutive under the two-class method.

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in our goodwill.

	U.S. Retail Pet Foods	U.S. Retail Coffee	U.S. Retail Consumer Foods	International and Away From Home	Total
Balance at May 1, 2021	$2,368.2	$2,090.9	$1,147.5	$417.0	$6,023.6
Other (A)	—	—	—	(7.8)	(7.8)
Balance at April 30, 2022	$2,368.2	$2,090.9	$1,147.5	$409.2	$6,015.8
Divestiture	(788.0)	—	—	(2.3)	(790.3)
Other (A)	—	—	—	(8.6)	(8.6)
Balance at April 30, 2023 (B)	$1,580.2	$2,090.9	$1,147.5	$398.3	$5,216.9
(A)The amounts classified as other represent foreign currency translation adjustments.
(B)Included in goodwill as of April 30, 2023, are accumulated goodwill impairment charges of $242.9.

The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency translation adjustments.

	April 30, 2023			April 30, 2022
	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Translation	Net	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Translation	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$3,499.0	$1,719.8	$1,779.2	$4,450.0	$1,724.8	$2,725.2
Patents and technology	167.6	161.6	6.0	167.6	155.0	12.6
Trademarks	151.4	111.6	39.8	661.7	354.1	307.6
Total intangible assets subject to amortization	$3,818.0	$1,993.0	$1,825.0	$5,279.3	$2,233.9	$3,045.4
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$2,830.7	$226.4	$2,604.3	$2,833.1	$226.3	$2,606.8
Total other intangible assets	$6,648.7	$2,219.4	$4,429.3	$8,112.4	$2,460.2	$5,652.2
The decrease in finite-lived intangible assets from April 30, 2022, includes the disposal of the Rachael Ray Nutrish, 9Lives, Kibbles 'n Bits, Nature's Recipe, and Gravy Train trademarks, as well as select customer and contractual relationships and licensing agreements during the fourth quarter of 2023. For additional information, see Note 3: Divestitures.

Amortization expense for finite-lived intangible assets was $205.9, $222.5, and $232.0 in 2023, 2022, and 2021, respectively. The weighted-average useful lives of the customer and contractual relationships, patents and technology, and trademarks are 24 years, 17 years, and 14 years, respectively. The weighted-average useful life of total finite-lived intangible assets is
24 years. Based on the carrying value of intangible assets subject to amortization at April 30, 2023, the estimated amortization expense is $156.2 for 2024, $153.2 for 2025, $151.5 for 2026, $150.9 for 2027, and $150.9 for 2028.

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1 and more often if indicators of impairment exist.

As of February 1, 2023, we completed the annual impairment review, in which goodwill impairment was tested at the reporting unit level for all of our reporting units with goodwill. As part of our annual evaluation, we did not recognize any impairment charges related to each of our reporting units and indefinite-lived intangible assets. The estimated fair value exceeded the carrying value by greater than 10 percent for all our reporting units and indefinite-lived intangible assets, with the exception of the Pet Foods reporting unit, for which its fair value exceeded its carrying value by approximately 7 percent.

Subsequent to the annual impairment review, on April 28, 2023, we divested certain pet food brands, and as a result, we disposed $790.3 of goodwill, primarily within the Pet Foods reporting unit. The amount of goodwill allocated to the disposal group was determined based on a relative fair value analysis. In addition, the impacted reporting units were re-assessed for impairment as of April 30, 2023, and we concluded there were no indicators of impairment, as the estimated fair values were in excess of the carrying values for all reporting units. Further, the estimated fair value exceeded the carrying value of the Pet Foods reporting unit by greater than 10 percent as of April 30, 2023. However, any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges. For additional information, see Goodwill and Other Intangible Assets in Note 1: Accounting Policies and Note 3: Divestitures.

In 2022, we recognized an impairment charge of $150.4 related to the divested Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment, primarily driven by the re-positioning of this brand within the Pet Foods brand portfolio, which led to a decline in the current and long-term net sales expectations and the royalty rate used in the valuation analysis. During 2021, we recognized an impairment charge of $3.8 related to an immaterial trademark within the U.S. Retail Consumer Foods segment. These charges were included as noncash charges in our Statements of Consolidated Income.

Note 7: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	April 30, 2023		April 30, 2022
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due March 15, 2025	$1,000.0	$998.4	$1,000.0	$997.6
3.38% Senior Notes due December 15, 2027	500.0	498.0	500.0	497.6
2.38% Senior Notes due March 15, 2030	500.0	496.7	500.0	496.2
2.13% Senior Notes due March 15, 2032	500.0	494.4	500.0	493.8
4.25% Senior Notes due March 15, 2035	650.0	645.1	650.0	644.7
2.75% Senior Notes due September 15, 2041	300.0	297.3	300.0	297.1
4.38% Senior Notes due March 15, 2045	600.0	588.2	600.0	587.6
3.55% Senior Notes due March 15, 2050	300.0	296.1	300.0	296.0
Total long-term debt	$4,350.0	$4,314.2	$4,350.0	$4,310.6
(A)    Represents the carrying amount included in the Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
In 2022, we completed an offering of $800.0 in Senior Notes due March 15, 2032, and September 15, 2041. The net proceeds from the offering were primarily used to repay $750.0 in principal of the Senior Notes due October 15, 2021. Furthermore, during 2022, we prepaid $400.0 in principal of the Senior Notes due March 15, 2022, and as a result, we recognized a net loss on extinguishment of $6.9, which primarily consisted of a make-whole payment and was included in other income (expense) – net in the Statement of Consolidated Income.

In 2022, we entered into an unsecured revolving credit facility with a group of 11 banks, which provides for a revolving credit line of $2.0 billion and matures in August 2026, and terminated the previous $1.8 billion revolving credit facility. The 2022 revolving credit facility included $4.3 of capitalized debt issuance costs, and is amortized to interest expense over the time for which the revolving credit facility is effective. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, SOFR, Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at April 30, 2023, or 2022.

We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2022, we had $180.0 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 0.65 percent. As of April 30, 2023, we did not have a balance outstanding under the commercial paper program.
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
All of our Senior Notes outstanding at April 30, 2023, are unsecured, and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
Interest paid totaled $153.1, $155.2, and $169.9 in 2023, 2022, and 2021, respectively. This differs from interest expense due to capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and payment of other debt fees.

Our debt instruments contain certain covenant restrictions, including an interest coverage ratio. Our financial covenant restrictions were amended to remove the leverage ratio in 2022, in conjunction with entering into the $2.0 billion unsecured revolving credit facility. We are in compliance with all covenants.

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

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended April 30,			Year Ended April 30,
	2023	2022	2021	2023	2022	2021
Service cost	$1.2	$1.7	$1.8	$1.0	$1.2	$1.8
Interest cost	17.8	12.4	14.4	2.3	1.3	1.8
Expected return on plan assets	(15.4)	(15.9)	(19.3)	—	—	—
Amortization of prior service cost (credit)	0.7	0.9	0.9	(0.6)	(0.6)	(1.0)
Amortization of net actuarial loss (gain)	4.0	6.9	10.9	(1.2)	(0.4)	—
Settlement loss (gain)	7.4	10.8	35.5	—	—	—
Net periodic benefit cost	$15.7	$16.8	$44.2	$1.5	$1.5	$2.6

Other changes in plan assets and benefit liabilities recognized in accumulated other comprehensive income (loss) before income taxes:
Prior service credit (cost) arising during the year	$—	$(0.4)	$—	$—	$—	$—
Net actuarial gain (loss) arising during the year	(11.5)	30.4	14.3	3.8	8.2	5.9
Amortization of prior service cost (credit)	0.7	0.9	0.9	(0.6)	(0.6)	(1.0)
Amortization of net actuarial loss (gain)	4.0	6.9	10.9	(1.2)	(0.4)	—
Settlement loss (gain)	7.4	10.8	35.5	—	—	—
Foreign currency translation	—	—	(1.5)	(0.2)	(0.1)	0.2
Net change for year	$0.6	$48.6	$60.1	$1.8	$7.1	$5.1

Weighted-average assumptions used in determining net periodic benefit costs:
U.S. plans:
Discount rate used to determine benefit obligation	4.59%	3.13%	3.05%	4.52%	2.97%	2.98%
Discount rate used to determine service cost	4.77	3.53	3.34	4.64	3.20	3.18
Discount rate used to determine interest cost	4.26	2.40	2.54	4.11	2.07	2.42
Expected return on plan assets	4.51	4.59	4.96	—	—	—
Rate of compensation increase	3.55	3.55	3.58	—	—	—
Canadian plans:
Discount rate used to determine benefit obligation	2.41%	2.15%	2.95%	4.50%	3.03%	2.93%
Discount rate used to determine service cost	—	—	3.06	4.69	3.52	3.19
Discount rate used to determine interest cost	2.33	1.95	2.47	4.18	2.32	2.46
Expected return on plan assets	1.60	1.70	3.00	—	—	—
Rate of compensation increase	—	—	3.00	—	—	—
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

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$429.4	$546.8	$59.7	$69.6
Service cost	1.2	1.7	1.0	1.2
Interest cost	17.8	12.4	2.3	1.3
Amendments	—	0.4	—	—
Actuarial loss (gain) (A)	(14.9)	(62.4)	(3.8)	(8.2)
Benefits paid	(17.7)	(25.4)	(4.3)	(4.1)
Settlement	(36.1)	(44.1)	—	—
Foreign currency translation adjustments	—	—	(0.2)	(0.1)
Benefit obligation at end of year	$379.7	$429.4	$54.7	$59.7
Change in plan assets:
Fair value of plan assets at beginning of year	$317.1	$397.8	$—	$—
Actual return on plan assets	(11.1)	(16.1)	—	—
Company contributions	74.1	5.3	4.3	4.1
Benefits paid	(17.7)	(25.4)	(4.3)	(4.1)
Settlement	(36.1)	(44.1)	—	—
Foreign currency translation adjustments	(0.4)	(0.4)	—	—
Fair value of plan assets at end of year	$325.9	$317.1	$—	$—
Funded status of the plans	$(53.8)	$(112.3)	$(54.7)	$(59.7)
Defined benefit pensions	$(62.1)	$(114.9)	$—	$—
Other noncurrent assets	12.3	6.6	—	—
Accrued compensation	(4.0)	(4.0)	(5.6)	(5.5)
Other postretirement benefits	—	—	(49.1)	(54.2)
Net benefit liability	$(53.8)	$(112.3)	$(54.7)	$(59.7)
(A) The actuarial losses and gains for our defined benefit pension plans and other postretirement benefits were primarily due to changes in the discount rates used in determining the plan obligations.
The following table summarizes amounts recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, before income taxes.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2023	2022	2023	2022
Net actuarial gain (loss)	$(92.5)	$(92.4)	$21.7	$19.3
Prior service credit (cost)	(0.5)	(1.2)	2.5	3.1
Total recognized in accumulated other comprehensive income (loss)	$(93.0)	$(93.6)	$24.2	$22.4

The following table sets forth the weighted-average assumptions used in determining the benefit obligations.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2023	2022	2023	2022
U.S. plans:
Discount rate	5.19%	4.59%	5.15%	4.52%
Rate of compensation increase	3.66	3.55	—	—
Interest crediting rate	5.75	4.50	—	—
Canadian plans:
Discount rate	4.59%	2.41%	4.62%	4.50%
For 2024, the assumed health care trend rates are 6.4 percent and 4.5 percent for the U.S. and Canadian plans, respectively. The rate for participants under age 65 is assumed to decrease to 5.0 percent in 2032 for the U.S. plan and remain at 4.5 percent for the Canadian plan. The health care cost trend rate assumption impacts the amount of the other postretirement benefits obligation and periodic other postretirement benefits cost reported.
The following table sets forth selective information pertaining to our Canadian pension and other postretirement benefit plans, which is included in the consolidated information presented on pages 68 and 69.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2023	2022	2023	2022
Benefit obligation at end of year	$0.4	$2.0	$3.9	$4.9
Fair value of plan assets at end of year	6.5	8.1	—	—
Funded status of the plans	$6.1	$6.1	$(3.9)	$(4.9)
Components of net periodic benefit cost:
Interest cost	$0.1	$0.1	$0.2	$0.1
Expected return on plan assets	(0.1)	0.1	—	—
Amortization of net actuarial loss (gain)	—	—	(0.2)	(0.1)
Settlement loss (gain)	0.7	—	—	—
Net periodic benefit cost (credit)	$0.7	$0.2	$—	$—
Changes in plan assets:
Actual return on plan assets	$0.1	$0.3	$—	$—
Company contributions	0.1	(0.4)	0.3	0.4
Benefits paid	7.1	(0.3)	(0.3)	(0.4)
Settlement	(8.4)	—	—	—
Foreign currency translation	(0.4)	(0.4)	—	—
During 2021, we transferred $82.6 of our Canadian defined benefit pension plan obligations to an insurance company through the purchase of an irrevocable group annuity contract (the “Canadian buy-out contract”). The group annuity contract was purchased using assets from the pension trust. As a result of this transaction, during 2021, we recognized a noncash pre-tax settlement charge of $29.6 to accelerate the unrecognized losses within accumulated other comprehensive income (loss) that would have otherwise been recognized in subsequent periods. This settlement charge was included within other income (expense) – net in the Statement of Consolidated Income. We did not recognize any additional charges related to the Canadian buy-out contract during 2023 and 2022. We expect to finalize the wind-up of the Canadian pension plan impacted by the buy-out in 2024, upon Board approval for payout of the surplus.

The following table sets forth additional information related to our defined benefit pension plans.

	April 30,
	2023	2022
Accumulated benefit obligation for all pension plans	$374.6	$423.9
Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation (A)	$194.6	$422.4
Fair value of plan assets	133.1	309.0
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation (A)	$198.9	$427.8
Fair value of plan assets	133.1	309.0
(A)    The decrease in our defined benefit pension plan obligations for plans in excess of plan assets, as compared to 2022, is primarily driven by the fact that we made contributions during 2023, which significantly improved the funded status of the majority of our defined benefit pension plans.
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
Based on our improved funded status, our current investment policy includes a mix of investments that consist of approximately 80 percent fixed-income securities and 20 percent equity securities.
The following tables summarize the major asset classes for the U.S. and Canadian defined benefit pension plans and the levels within the fair value hierarchy for those assets measured at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2023
Cash and cash equivalents (A)	$30.1	$—	$—	$30.1
Equity securities:
U.S. (B)	2.6	—	—	2.6
International (C)	6.7	—	—	6.7
Fixed-income securities:
Bonds (D)	259.6	—	—	259.6
Other types of investments (F)	—	26.9	—	26.9
Total financial assets measured at fair value	$299.0	$26.9	$—	$325.9
Total financial assets measured at net asset value (G)				—
Total plan assets				$325.9

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2022
Cash and cash equivalents (A)	$8.1	$—	$—	$8.1
Equity securities:
U.S. (B)	29.8	—	—	29.8
International (C)	33.3	—	—	33.3
Fixed-income securities:
Bonds (D)	187.3	—	—	187.3
Fixed income (E)	6.6	—	—	6.6
Other types of investments (F)	—	50.9	—	50.9
Total financial assets measured at fair value	$265.1	$50.9	$—	$316.0
Total financial assets measured at net asset value (G)				1.1
Total plan assets				$317.1

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
(E)    This category was composed of fixed-income funds that were invested primarily in government-related bonds of non-U.S. issuers and included investments in the Canadian, as well as emerging markets. These assets were valued using quoted market prices for identical securities in active markets and were classified as Level 1 assets.
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
(G)    This category was composed of a private equity fund that consisted primarily of limited partnership interests in corporate finance and venture capital funds, as well as a private limited investment partnership. The fair value estimates of the private equity fund and private limited investment partnership were based on the underlying funds’ net asset values. Furthermore, as a practical expedient equivalent to our defined benefit plan’s ownership interest in the partners’ capital, a proportionate share of the net assets was attributed and further corroborated by our review. The private equity fund and private limited investment partnership were non-redeemable, and the return of principal was based on the liquidation of the underlying assets. In accordance with ASU 2015-07, the private equity fund and private limited investment partnership were removed from the total financial assets measured at fair value and disclosed separately.
In 2024, we do not expect to make any contributions to our U.S. qualified defined benefit pension plans; however, we do expect to make direct benefit payments of approximately $9.8 in 2024. Further, we expect the following payments to be made from the defined benefit pension and other postretirement benefit plans: $40.4 in 2024, $41.1 in 2025, $35.0 in 2026, $34.2 in 2027, $33.5 in 2028, and $165.5 in 2029 through 2033.
Multi-Employer Pension Plan: We participate in one multi-employer pension plan, the Bakery and Confectionery Union and Industry International Pension Fund (“Bakery and Confectionery Union Fund”) (52-6118572), which provides defined benefits to certain union employees. During 2023 and 2022, a total of $2.0 and $2.6 was contributed to the plan, respectively, and we anticipate contributions of $2.8 in 2024.
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
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year-end, not our fiscal year-end. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. During calendar year 2022, the Bakery and Confectionery Union Fund was in Red Zone status, as the current funding status was 49.4 percent. A funding improvement plan, or rehabilitation plan, has been implemented.

The American Rescue Plan Act (the “ARPA”), signed into law on March 11, 2021, established a special financial assistance program for financially troubled multi-employer pension plans. Under the ARPA, eligible multi-employer plans can apply to receive a cash payment in an amount projected by the Pension Benefit Guaranty Corporation to pay pension benefits through the plan year ending 2051. On March 1, 2023, the Bakery and Confectionery Union Fund applied for assistance under the ARPA program.
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

The following table presents the gross notional value of outstanding derivative contracts.

	Year Ended April 30,
	2023	2022
Commodity contracts	$448.1	$2,086.2
Foreign currency exchange contracts	98.1	91.3
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Consolidated Balance     Sheets.

	April 30, 2023
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$18.1	$14.7	$—	$—
Foreign currency exchange contracts	1.4	0.1	—	—
Total derivative instruments	$19.5	$14.8	$—	$—

	April 30, 2022
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$45.4	$22.3	$—	$—
Foreign currency exchange contracts	1.7	—	—	—
Total derivative instruments	$47.1	$22.3	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $17.0 and $54.6 at April 30, 2023 and 2022, respectively, and are included in other current assets in the Consolidated Balance Sheets. The change in the cash margin accounts is included in other – net, investing activities in the Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Statements of Consolidated Cash Flows.
Economic Hedges

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Year Ended April 30,
	2023	2022	2021
Derivative gains (losses) on commodity contracts	$(6.1)	$74.1	$101.4
Derivative gains (losses) on foreign currency exchange contracts	4.4	4.2	(8.8)
Total derivative gains (losses) recognized in cost of products sold	$(1.7)	$78.3	$92.6

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

	Year Ended April 30,
	2023	2022	2021
Net derivative gains (losses) recognized and classified as unallocated	$(1.7)	$78.3	$92.6
Less: Net derivative gains (losses) reclassified to segment operating profit	19.7	101.7	(1.0)
Change in net cumulative unallocated derivative gains and losses	$(21.4)	$(23.4)	$93.6
The net cumulative unallocated derivative gains were $15.9 and $37.3 at April 30, 2023 and 2022, respectively.
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
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Year Ended April 30,
	2023	2022	2021
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(13.5)	(13.7)	(13.8)
Less: Gains (losses) reclassified from accumulated other comprehensive income to other (expense) – net (B)	—	0.6	—
Change in accumulated other comprehensive income (loss)	$13.5	$13.1	$13.8
(A)Interest expense – net, as presented in the Statements of Consolidated Income, was $152.0, $160.9, and $177.1 in 2023, 2022, and 2021, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.
(B)Other income (expense) – net, as presented in the Statements of Consolidated Income, was $14.7, $19.1, and $37.8 in 2023, 2022, and 2021, respectively. The reclassification is related to the debt extinguishment during 2022, as discussed in Note 7: Debt and Financing Arrangements.

Included as a component of accumulated other comprehensive income (loss) at April 30, 2023 and 2022, were deferred net pre-tax losses of $200.7 and $214.2, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $47.1 and $50.3 at April 30, 2023 and 2022, respectively. Approximately $13.6 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

Fair Value Hedges
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and was recognized over the life of the debt as a reduction of interest expense. As of April 30, 2022, we had fully recognized the gain of $53.5, of which $4.0 and $8.4 were recognized in 2022 and 2021, respectively.

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	April 30, 2023		April 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$24.0	$24.0	$26.6	$26.6
Derivative financial instruments – net	4.7	4.7	24.8	24.8
Investment in equity securities	487.8	487.8	—	—
Total long-term debt	(4,314.2)	(3,879.1)	(4,310.6)	(3,977.7)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2023
Marketable securities and other investments: (A)
Equity mutual funds	$5.0	$—	$—	$5.0
Municipal obligations	—	18.6	—	18.6
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	2.7	0.7	—	3.4
Foreign currency exchange contracts – net	0.2	1.1	—	1.3
Investment in equity securities (C)	487.8	—	—	487.8
Total long-term debt (D)	(3,879.1)	—	—	(3,879.1)
Total financial instruments measured at fair value	$(3,383.0)	$20.4	$—	$(3,362.6)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2022
Marketable securities and other investments: (A)
Equity mutual funds	$5.7	$—	$—	$5.7
Municipal obligations	—	19.9	—	19.9
Money market funds	1.0	—	—	1.0
Derivative financial instruments: (B)
Commodity contracts – net	23.4	(0.3)	—	23.1
Foreign currency exchange contracts – net	0.2	1.5	—	1.7
Total long-term debt (D)	(3,977.7)	—	—	(3,977.7)
Total financial instruments measured at fair value	$(3,947.4)	$21.1	$—	$(3,926.3)

(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of April 30, 2023, our municipal obligations are scheduled to mature as follows: $1.6 in 2024, $1.3 in 2025, $0.8 in 2026, $4.9 in 2027, $0.4 in 2028, and the remaining $9.6 in 2029 and beyond. For additional information, see Marketable Securities and Other Investments in Note 1: Accounting Policies.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. For additional information, see Note 9: Derivative Financial Instruments.
(C)The market approach is utilized to measure the fair value of equity securities. The investment in equity securities represents our equity interest in Post of approximately 8 percent as of April 30, 2023, which is valued using the trading value of Post common stock. In 2023, we recognized an unrealized pre-tax loss of $3.8 on the investment, which was included in other income (expense) – net in the Statement of Consolidated Income. For additional information, see Investment in Equity Securities in Note 1: Accounting Policies and Note 3: Divestitures.
(D)Long-term debt is composed of public Senior Notes, which are traded in an active secondary market and valued using quoted prices. For additional information, see Note 7: Debt and Financing Arrangements.
During 2023, we recognized a loss on divestiture in our Statement of Consolidated Income related to the divestiture of certain pet food brands. The loss on divestiture included the impact of an allocation of $790.3 of goodwill, primarily in the U.S. Retail Pet Foods segment, which was determined based on a relative fair value analysis. The impact of the goodwill disposed was included in the noncash pre-tax loss on the divestiture in our Statement of Consolidated Income. We recognized an impairment charge of $150.4 during 2022 related to the divested Rachael Ray Nutrish brand within the U.S. Retail Pet Foods segment. During 2021, we recognized an impairment charge of $3.8 related to an immaterial trademark within the U.S. Retail Consumer Foods segment. These charges were included as noncash charges in our Statements of Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the indefinite-lived trademarks. For additional information, see Goodwill and Other Intangible Assets in Note 1: Accounting Policies and Note 6: Goodwill and Other Intangible Assets.
Note 11: Leases
We lease certain warehouses, manufacturing facilities, office space, equipment, and vehicles, primarily through operating lease agreements. We have elected to not recognize leases with a term of 12 months or less in the Consolidated Balance Sheets. Instead, we recognize the related lease expense on a straight-line basis over the lease term.
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
Because the interest rate implicit in the lease cannot be readily determined for the majority of our leases, we utilize our incremental borrowing rate to present value lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate. As of April 30, 2023, we have entered into a lease commitment related to a distribution center for which the lease has not yet commenced as of that date. The lease will begin during the first quarter of 2024, and upon commencement, we expect to recognize a right-of-use asset and lease liability of approximately $75.8 in the Condensed Consolidated Balance Sheet.

The following table sets forth the right-of-use assets and lease liabilities recognized in the Consolidated Balance Sheets.

	Year Ended April 30,
	2023	2022
Operating lease right-of-use assets	$103.0	$106.5
Operating lease liabilities:
Current operating lease liabilities	$33.2	$40.1
Noncurrent operating lease liabilities	77.2	76.2
Total operating lease liabilities	$110.4	$116.3

Finance lease right-of-use assets:
Machinery and equipment	$7.7	$8.1
Accumulated depreciation	(4.4)	(4.3)
Total property, plant, and equipment	$3.3	$3.8
Finance lease liabilities:
Other current liabilities	$1.2	$1.4
Other noncurrent liabilities	2.2	2.5
Total finance lease liabilities	$3.4	$3.9
The following table summarizes the components of lease expense.

	Year Ended April 30,
	2023	2022	2021
Operating lease cost	$42.2	$43.8	$45.4
Finance lease cost:
Amortization of right-of-use assets	1.6	2.0	2.4
Interest on lease liabilities	0.1	0.1	0.1
Variable lease cost	24.9	21.6	23.2
Short-term lease cost	44.5	43.5	37.6
Total lease cost (A)	$113.3	$111.0	$108.7
(A)Total lease cost does not include sublease income which is immaterial for all years presented.
The following table sets forth cash flow and noncash information related to leases.

	Year Ended April 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44.3	$45.6	$45.7
Operating cash flows from finance leases	0.1	0.1	0.2
Financing cash flows from finance leases	1.7	2.1	2.6
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	37.9	7.2	34.8
Finance leases	1.5	1.8	1.1

The following table summarizes the maturity of our lease liabilities by fiscal year.

	April 30, 2023
	Operating Leases	Finance Leases
2024	$35.9	$1.3
2025	27.2	1.0
2026	23.8	0.7
2027	9.5	0.4
2028	4.6	0.1
2029 and beyond	19.9	—
Total undiscounted minimum lease payments	$120.9	$3.5
Less: Imputed interest	10.5	0.1
Lease liabilities	$110.4	$3.4
The following table sets forth the weighted average remaining lease term and discount rate.

	Year Ended April 30,
	2023	2022
Weighted average remaining lease term (in years):
Operating leases	4.8	3.6
Finance leases	3.1	3.3

Weighted average discount rate:
Operating leases	3.3%	2.5%
Finance leases	2.4%	2.1%

Note 12: Share-Based Payments

We provide for equity-based incentives to be awarded to key employees and non-employee directors. Currently, these incentives consist of restricted shares, restricted stock units (which may also be referred to as deferred stock units), performance units, and stock options. During 2023 and 2022, these awards were administered through the 2020 Equity and Incentive Compensation Plan (the “2020 Plan”), which was approved by our shareholders in August 2020. The previous 2010 Equity and Incentive Compensation Plan (the “2010 Plan”) expired and the 2020 Plan became effective in November 2020, at which time the common shares remaining available for issuance under the 2010 Plan were transferred to the 2020 Plan. During 2021, awards were administered through the 2010 Plan and the 2020 Plan. Awards under these plans may be in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units, incentive awards, and other share-based awards, and they may be granted to our non-employee directors, consultants, officers, and other employees. Deferred stock units granted to non-employee directors vest immediately and, along with dividends credited on those deferred stock units, are paid out in the form of common shares upon termination of service as a non-employee director. At April 30, 2023, there were 3,967,804 shares available for future issuance under the 2020 Plan.
Under the 2020 Plan, we have the option to settle share-based awards by issuing common shares from treasury, issuing new Company common shares, or issuing a combination of common shares from treasury and new Company common shares.
Stock Options: Under the 2020 Plan, we granted 113,970 and 152,971 stock options during 2023 and 2022, respectively, and under the 2010 Plan, we granted 296,619 stock options during 2021. Stock options granted in 2023, 2022, and 2021 vest ratably over a period of three years. The exercise price of all stock options granted was equal to the market value of the shares on the date of grant, and all stock options granted and outstanding have a contractual term of 10 years.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted:

	2023	2022	2021
Expected volatility	25.0%	24.0%	23.0%
Dividend yield	3.1%	2.7%	3.2%
Risk-free interest rate	3.6%	1.0%	0.4%
Expected life of stock options (years)	6.0	6.0	6.0
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
The following table is a summary of our stock option activity.

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at May 1, 2022	727,742	$118.37
Granted	113,970	125.82
Exercised	(207,576)	113.14
Cancelled	(27,658)	123.40
Outstanding at April 30, 2023	606,478	$121.33
Exercisable at April 30, 2023	345,948	$119.12
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. The total intrinsic value for stock options outstanding and exercisable was $20.1 and $12.2 at
April 30, 2023, respectively, with an average remaining contractual term of 7.2 years and 6.5 years, respectively. The total intrinsic value of stock options exercised during 2023, 2022, and 2021 was $8.6, $3.6, and $0.6, respectively. The closing market price of our common stock on the last trading day of 2023 was $154.41 per share. The stock options granted during 2023 have a weighted-average grant date fair value of $26.27 per option.
Compensation cost related to stock options is recognized ratably over the service period from the grant date through the end of the requisite service period. During 2023, 2022 and 2021, we recognized compensation cost of $3.1, $3.0, and $2.3, respectively. The tax benefit related to the stock option expense was $0.7, $0.7, and $0.5 for 2023, 2022, and 2021, respectively. As of April 30, 2023, we had unrecognized compensation cost of $3.1 related to the stock options that were granted in 2023, 2022, and 2021.
Cash received from stock option exercises was $21.6, $16.3, and $4.5 for the years ended April 30, 2023, 2022, and 2021, respectively.
Other Equity Awards: The following table is a summary of our restricted shares, deferred stock units, and performance units.

	Restricted Shares and Deferred Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at May 1, 2022	431,055	$117.24	462,477	$124.22
Granted	146,290	131.96	130,939	133.01
Vested	(185,183)	109.72	(75,218)	123.68
Forfeited	(37,438)	124.65	(104,308)	125.47
Outstanding at April 30, 2023	354,724	$126.45	413,890	$126.78
The weighted-average grant date fair value of equity awards other than stock options that vested in 2023, 2022, and 2021 was $30.6, $21.7, and $23.1, respectively. The weighted-average grant date fair value of restricted shares, deferred stock units, and performance units is the average of the high and the low share price on the date of grant. The vesting date fair value of equity awards other than stock options that vested in 2023, 2022, and 2021 was $36.2, $24.0, and $19.7, respectively. The following table summarizes the weighted-average fair values of the equity awards granted.

Year Ended April 30,	Restricted Shares and Deferred Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Units	Weighted- Average Grant Date Fair Value Per Share
2023	146,290	$131.96	130,939	$133.01
2022	66,514	135.10	171,907	135.53
2021	83,188	110.66	194,786	113.70
The restricted shares and deferred stock units granted in 2023, 2022, and 2021 under our new long-term incentive compensation program vest ratably over three years from the date of grant. The remaining restricted shares and deferred stock units generally vest over four years from the date of grant or upon the attainment of a defined age and years of service, subject to certain retention requirements. The performance units granted in 2023, 2022, and 2021 vest three years from the date of grant and are converted to common shares upon vesting based on the performance achieved during the service period. The performance goal for the performance units is based on adjusted earnings per share and return on invested capital targets. Dividend equivalents are accumulated on the performance units from the date of grant, but participants only receive payment if the awards vest.
Note 13: Income Taxes

The following table sets forth our income (loss) before income taxes.

	Year Ended April 30,
	2023	2022	2021
Domestic	$(23.6)	$806.0	$1,176.6
Foreign	14.4	37.8	(4.7)
Income (loss) before income taxes	$(9.2)	$843.8	$1,171.9

The following table summarizes the components of the provision for income taxes.

	Year Ended April 30,
	2023	2022	2021
Current:
Federal	$217.9	$201.8	$251.3
Foreign	5.4	9.2	11.7
State and local	49.5	39.0	46.7
Deferred:
Federal	(158.5)	(48.1)	(3.3)
Foreign	(1.0)	0.3	(7.9)
State and local	(31.2)	9.9	(2.9)
Total income tax expense	$82.1	$212.1	$295.6

The following table sets forth a reconciliation of the statutory federal income tax rate and the effective income tax rate.

	Year Ended April 30,
(Percent of pre-tax income)	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Sale of certain pet food brands	(776.4)	—	—
Sale of the Crisco business	—	—	4.5
Sale of the Natural Balance business	—	—	(3.0)
State and local income taxes	(157.7)	2.6	2.9
Deferred tax expense from internal restructuring	—	2.0	—
Other items – net	20.7	(0.5)	(0.2)
Effective income tax rate	(892.4)%	25.1%	25.2%
Income taxes paid	$254.8	$233.0	$333.2
The income tax expense of $82.1 for 2023 includes a permanent tax impact associated with the sale of certain pet food brands. The income tax expense of $212.1 for 2022 includes an unfavorable deferred tax impact, primarily related to an internal legal entity simplification to support multiple work locations for office-based employees and our continued strategic activities. The income tax expense of $295.6 for 2021 includes the permanent tax impacts associated with the sales of the Crisco and Natural Balance businesses.

We are a voluntary participant in the Compliance Assurance Process (“CAP”) program offered by the IRS and are currently under a CAP examination for the tax years ended April 30, 2023 and April 30, 2024. For the 2019 through 2022 tax years, the CAP examination is substantially complete and awaiting final closing documentation. The tax years prior to 2020 are no longer subject to U.S. federal tax examination under the statute of limitations. With limited exceptions, we are no longer subject to examination for state, local, and foreign jurisdictions for the tax years prior to 2019.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The following table summarizes significant components of our deferred tax assets and liabilities.

	April 30,
	2023	2022
Deferred tax liabilities:
Intangible assets	$1,119.9	$1,303.5
Property, plant, and equipment	192.0	174.7
Leases	15.6	21.8
Other	8.2	19.2
Total deferred tax liabilities	$1,335.7	$1,519.2
Deferred tax assets:
Post-employment and other employee benefits	$75.1	$66.2
Tax credit and loss carryforwards	26.1	27.8
Intangible assets	19.0	15.9
Hedging transactions	46.9	47.6
Leases	17.5	23.5
Other	38.2	42.3
Total deferred tax assets	$222.8	$223.3
Valuation allowance	(26.0)	(29.9)
Total deferred tax assets, less allowance	$196.8	$193.4
Net deferred tax liability	$1,138.9	$1,325.8

We evaluate the realizability of deferred tax assets for each of the jurisdictions in which we operate. The total valuation allowance decreased by an immaterial amount during the year.

We did not repatriate foreign cash to the U.S. during both 2023 and 2022. We returned $100.0 of foreign cash to the U.S. from Canada during 2021, net of $5.0 of foreign withholding taxes and insignificant U.S. federal and state income taxes. Consistent with the prior year, as of April 30, 2023, we have determined that a portion of our undistributed earnings, in Canada, is not permanently reinvested, resulting in the recognition of an immaterial deferred tax liability. Deferred income taxes have not been provided on approximately $30.0 of the remaining temporary differences of our foreign subsidiaries, primarily Canada, that are determined to be permanently reinvested, the tax effects of which are immaterial.
Our unrecognized tax benefits were $5.3, $6.5, and $10.2, of which $4.2, $5.1, and $8.1 would affect the effective income tax rate, if recognized, as of April 30, 2023, 2022, and 2021, respectively.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $1.8, primarily as a result of the expiration of statute of limitation periods.
The following table sets forth a reconciliation of our unrecognized tax benefits.

	2023	2022	2021
Balance at May 1,	$6.5	$10.2	$13.1
Increases:
Current year tax positions	—	0.1	0.7
Prior year tax positions	—	0.2	—
Decreases:
Expiration of statute of limitations periods	1.2	4.0	2.6
Prior year tax positions	—	—	1.0
Balance at April 30,	$5.3	$6.5	$10.2

Note 14: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income (loss), are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2020	$(50.5)	$(185.6)	$(146.7)	$3.8	$(379.0)
Reclassification adjustments	—	13.8	46.3	—	60.1
Current period credit (charge)	41.5	—	18.9	(0.1)	60.3
Income tax benefit (expense)	—	(3.0)	(15.8)	—	(18.8)
Balance at April 30, 2021	$(9.0)	$(174.8)	$(97.3)	$3.7	$(277.4)
Reclassification adjustments	—	13.1	17.6	—	30.7
Current period credit (charge)	(12.1)	—	38.1	(2.5)	23.5
Income tax benefit (expense)	—	(2.2)	(12.6)	0.6	(14.2)
Balance at April 30, 2022	$(21.1)	$(163.9)	$(54.2)	$1.8	$(237.4)
Reclassification adjustments	—	13.5	10.3	—	23.8
Current period credit (charge)	(13.2)	—	(7.9)	(0.6)	(21.7)
Income tax benefit (expense)	—	(3.2)	(0.9)	0.2	(3.9)
Balance at April 30, 2023	$(34.3)	$(153.6)	$(52.7)	$1.4	$(239.2)
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

Note 15: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, including certain lawsuits related to the alleged price-fixing of shelf stable tuna products prior to 2011 by a business previously owned by, but divested prior to our acquisition of, Big Heart, the significant majority of which were settled and paid during 2019 and 2020. While we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2023. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings would have a material adverse effect on our financial position, results of operations, or cash flows.

In addition to the legal proceedings discussed above, we are defendants in a series of putative class action lawsuits that were transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products.

The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2023, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.

Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility and temporarily paused shipments from our Memphis, Tennessee facility to eliminate confusion while customers cleared their shelves of potentially impacted products manufactured at the Lexington facility. No other products produced at our other facilities were affected by the recall. In June 2022, we resumed manufacturing Jif peanut butter products at our Lexington facility, as well as shipping from our Memphis facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023, and as of April 30, 2023, we have returned to normal levels. To date, we have recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. We expect costs associated with the recall to be minimal in 2024.

Further, the FDA issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We have responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we have worked diligently to further strengthen our already stringent quality processes, including doubling our finished product testing and tripling our environmental testing to verify the efficacy of our actions. The FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2023, and the likelihood of loss is not considered probable or estimable.

Note 16: Common Shares
Voting: The Amended Articles of Incorporation provide that each holder of a common share outstanding is entitled to one vote on each matter submitted to a vote of the shareholders.

Repurchase Programs: During the fourth quarter of 2023, we repurchased approximately 2.4 million common shares for $358.0 pursuant to the authorizations of the Board. Under the repurchase plan, a total of approximately 3.5 million common shares remain available for repurchase as of April 30, 2023. In accordance with the Inflation Reduction Act, a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during 2023, and included within additional capital in our Consolidated Balance Sheet. A total of 2.0 million common shares were repurchased for $262.5 during 2022 under authorizations by the Board, and no excise tax was accrued on the repurchased shares. All other share repurchases during 2023 and 2022 consisted of shares repurchased from stock plan recipients in lieu of cash payments.

On March 2, 2023, we also entered into the 10b5-1 Plan that was established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board. In accordance with the 10b5-1 Plan, our designated broker has the authority to repurchase approximately 2.4 million commons shares, which commenced on the consummation of the sale of certain pet food brands on April 28, 2023, and will expire 45 calendar days after the closure of the transaction, which is in the first quarter of 2024, unless terminated earlier in accordance with the terms of the 10b5-1 Plan. Subsequent to April 30, 2023, we repurchased approximately 2.4 million common shares for $362.8 under this 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase. An excise tax of $3.6 was also accrued on the repurchased shares during the first quarter of 2024.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2023 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls: As a result of the divestiture of certain pet food brands on April 28, 2023, new controls and procedures were executed during the fourth quarter.

Other than the item discussed above, there were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2023. The information required by this Item as to the executive officers of the Company is incorporated herein by reference to Part I, Item 1 in this Annual Report on Form 10-K.
The Board has adopted a Code of Conduct, last revised April 2022, which applies to our directors, principal executive officer, and principal financial and accounting officer. The Board has adopted charters for each of the Audit, Compensation and People, and Nominating, Governance, and Corporate Responsibility Committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on our website (investors.jmsmucker.com/governance-documents).
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2023.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Corporate Governance” and “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2023.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2023.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:
See the Index to Financial Statements on page 43 of this Annual Report on Form 10-K.
(a)(2)	Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or notes thereto.
(a)(3)	Exhibits:
The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
3.1	Amended Articles of Incorporation of The J. M. Smucker Company
3.2	Amended Regulations of the J. M. Smucker Company (as Amended January 20, 2023)
4.1	Description of Capital Stock
4.2	Indenture, dated as of October 18, 2011, between the Company and U.S. Bank National Association
4.3	First Supplemental Indenture, dated as of October 18, 2011, among the Company, the guarantors party thereto, and U.S. Bank National Association
4.4	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee
4.5	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.6	Second Supplemental Indenture, dated as of December 7, 2017, between the Company and U.S. Bank National Association, as trustee
4.7	Third Supplemental Indenture, dated as of March 9, 2020, between the Company and U.S. Bank National Association.
4.8	Fourth Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association
4.9	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among the administrative agents and other parties identified therein
10.1	Nonemployee Director Stock Plan dated January 1, 1997*
10.2	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*
10.3	Amendment No. 1 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of June 17, 2020*
10.4	The J. M. Smucker Company Voluntary Deferred Compensation Plan, Amended and Restated as of December 1, 2012*
10.5	Amendment No. 1 to The J. M. Smucker Company Voluntary Deferred Compensation Plan, dated as of June 17, 2020*
10.6	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006*
10.7	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.8	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.9	The J. M. Smucker Company 2020 Equity and Incentive Compensation Plan*
10.10	Form of Restricted Stock Agreement*
10.11	Form of Deferred Stock Units Agreement*
10.12	Form of Special One-Time Grant of Restricted Stock Agreement*
10.13	Form of Restricted Stock Agreement*
10.14	Form of Special One-Time Grant of Restricted Stock Agreement*
10.15	Form of Special One-Time Grant of Deferred Stock Units Agreement*
10.16	Form of Restricted Stock Agreement*

Exhibit Number	Exhibit Description
10.17	Form of Deferred Stock Units Agreement*
10.18	Form of Performance Units Agreement*
10.19	Form of Restricted Stock Agreement*
10.20	Form of Deferred Stock Units Agreement*
10.21	Form of Deferred Stock Units Agreement*
10.22	Form of Restricted Stock Agreement*
10.23	Form of Deferred Stock Units Agreement*
10.24	Form of Performance Units Agreement*
10.25	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.26	Form of Special One-Time Grant of Restricted Stock Agreement (4-year Cliff Vest)*
10.27	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.28	Form of Special One-Time Grant of Restricted Stock Agreement (Age 60 Vest)*
10.29	Form of Performance Units Agreement*
10.30	Form of Nonstatutory Stock Option Agreement*
10.31	Form of Nonstatutory Stock Option Agreement*
10.32	Form of Nonstatutory Stock Option Agreement*
10.33	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (three-year vesting)*
10.34	Form of Deferred Stock Unit Agreement*
10.35	Form of Nonstatutory Stock Option Agreement*
10.36	Form of Performance Units Agreement*
10.37	Form of Restricted Stock Agreement*
10.38	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.39	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.40	Form of Nonstatutory Stock Option Agreement*
10.41	Form of Special One-Time Grant of Restricted Stock Agreement (1-year Cliff Vest)*
10.42	Form of Special One-Time Grant of Restricted Stock Agreement (2-year Ratable Vest)*
10.43	Employment Offer, dated February 28, 2020, between the Company and John P. Brase*
10.44	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007)*
10.45	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014)*
10.46	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2021)*
10.47	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, Restated Effective May 1, 2015*
10.48	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*
10.49	Amendment No. 2 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of May 1, 2017*
10.50	Amendment No. 3 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of June 17, 2020*
10.51	The J. M. Smucker Company Restoration Plan, Amended and Restated Effective January 1, 2013*
10.52	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015*
10.53	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*
10.54	Amendment No. 3 to The J. M. Smucker Company Restoration Plan, dated as of January 1, 2017*
10.55	Amendment No. 4 to The J. M. Smucker Company Restoration Plan, dated as of June 17, 2020*
10.56	The J.M. Smucker Company Executive Severance Plan.

Exhibit Number	Exhibit Description
10.57	Form of Amended and Restated Change in Control Severance Agreement between the Company and the Officer party thereto*
10.58	Form of Indemnity Agreement between the Company and the Officer party thereto*
10.59	The J. M. Smucker Company 1998 Equity and Performance Incentive Plan (Amended and Restated Effective June 6, 2005)*
10.60	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008
10.61
Revolving Credit Agreement, dated as of August 19, 2021, by and among The J.M. Smucker Company, Smucker Foods of Canada Corp., Bank of America, N.A., as Administrative Agent, and the several financial institutions and U.S. subsidiaries of the Company from time to time party thereto

10.62	Amendment No. 1 to the Revolving Credit Agreement, dated as of April 20, 2023*
10.63	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended April 30, 2023, formatted in Inline XBRL

* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 20, 2023	The J. M. Smucker Company

/s/ Tucker H. Marshall
	By:	Tucker H. Marshall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Mark T. Smucker	Chair of the Board, President, and Chief Executive Officer (Principal Executive Officer)	June 20, 2023
/s/ Tucker H. Marshall
Tucker H. Marshall	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 20, 2023
*
Richard K. Smucker	Director	June 20, 2023
*
Susan E. Chapman-Hughes	Director	June 20, 2023
*
Paul J. Dolan	Director	June 20, 2023
*
Jay L. Henderson	Director	June 20, 2023
*
Jonathan E. Johnson III	Director	June 20, 2023
*
Kirk L. Perry	Director	June 20, 2023
*
Sandra Pianalto	Director	June 20, 2023
*
Alex Shumate	Director	June 20, 2023
*
Jodi L. Taylor	Director	June 20, 2023
*
Dawn C. Willoughby	Director	June 20, 2023

*	The undersigned, by signing his/her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 20, 2023		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen Attorney-in-Fact