Form 10-Q
period 2023-07-31
J M SMUCKER Co
filed 2023-08-29
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 102,131,425 common shares outstanding on August 22, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2023	2022
Net sales	$1,805.2	$1,873.0
Cost of products sold	1,150.4	1,320.5
Gross Profit	654.8	552.5
Selling, distribution, and administrative expenses	313.6	343.8
Amortization	39.8	55.6
Other operating expense (income) – net	(2.1)	(26.6)
Operating Income	303.5	179.7
Interest expense – net	(32.1)	(39.1)
Other income (expense) – net	(33.0)	0.5
Income Before Income Taxes	238.4	141.1
Income tax expense	54.8	31.3
Net Income	$183.6	$109.8
Earnings per common share:
Net Income	$1.79	$1.03
Net Income – Assuming Dilution	$1.79	$1.03
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2023	2022
Net income	$183.6	$109.8
Other comprehensive income (loss):
Foreign currency translation adjustments	7.4	1.4
Cash flow hedging derivative activity, net of tax	2.6	2.5
Pension and other postretirement benefit plans activity, net of tax	0.4	0.4
Available-for-sale securities activity, net of tax	(0.2)	(0.3)
Total Other Comprehensive Income	10.2	4.0
Comprehensive Income	$193.8	$113.8
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	July 31, 2023	April 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$241.1	$655.8
Trade receivables – net	592.4	597.6
Inventories:
Finished products	692.1	657.6
Raw materials	401.3	352.2
Total Inventory	1,093.4	1,009.8
Investment in equity securities	459.8	487.8
Other current assets	110.1	107.7
Total Current Assets	2,496.8	2,858.7
Property, Plant, and Equipment
Land and land improvements	131.0	131.0
Buildings and fixtures	960.0	956.1
Machinery and equipment	2,446.9	2,443.5
Construction in progress	697.4	629.4
Gross Property, Plant, and Equipment	4,235.3	4,160.0
Accumulated depreciation	(1,945.7)	(1,920.5)
Total Property, Plant, and Equipment	2,289.6	2,239.5
Other Noncurrent Assets
Operating lease right-of-use assets	169.2	103.0
Goodwill	5,221.2	5,216.9
Other intangible assets – net	4,391.0	4,429.3
Other noncurrent assets	144.0	144.0
Total Other Noncurrent Assets	9,925.4	9,893.2
Total Assets	$14,711.8	$14,991.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,301.0	$1,392.6
Accrued trade marketing and merchandising	171.8	187.7
Current operating lease liabilities	35.9	33.2
Other current liabilities	438.5	373.2
Total Current Liabilities	1,947.2	1,986.7
Noncurrent Liabilities
Long-term debt	4,315.1	4,314.2
Deferred income taxes	1,130.8	1,138.9
Noncurrent operating lease liabilities	141.1	77.2
Other noncurrent liabilities	174.2	183.6
Total Noncurrent Liabilities	5,761.2	5,713.9
Total Liabilities	7,708.4	7,700.6
Shareholders’ Equity
Common shares	25.5	26.1
Additional capital	5,242.1	5,371.8
Retained income	1,964.8	2,132.1
Accumulated other comprehensive income (loss)	(229.0)	(239.2)
Total Shareholders’ Equity	7,003.4	7,290.8
Total Liabilities and Shareholders’ Equity	$14,711.8	$14,991.4
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2023	2022
Operating Activities
Net income	$183.6	$109.8
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	50.2	55.1
Amortization	39.8	55.6
Pension settlement loss (gain)	3.2	—
Unrealized loss (gain) on investment in equity securities	27.4	—
Share-based compensation expense	5.1	7.9
Deferred income tax expense (benefit)	(8.9)	—
Other noncash adjustments – net	4.8	2.5
Defined benefit pension contributions	(0.7)	(70.7)
Changes in assets and liabilities, net of effect from divestitures:
Trade receivables	6.1	(80.2)
Inventories	(81.4)	(223.0)
Other current assets	(4.8)	(3.3)
Accounts payable	(43.8)	73.1
Accrued liabilities	(7.7)	8.9
Income and other taxes	57.3	25.6
Other – net	(12.3)	(0.3)
Net Cash Provided by (Used for) Operating Activities	217.9	(39.0)
Investing Activities
Additions to property, plant, and equipment	(150.3)	(88.3)
Other – net	(1.6)	16.8
Net Cash Provided by (Used for) Investing Activities	(151.9)	(71.5)
Financing Activities
Short-term borrowings (repayments) – net	—	207.0
Quarterly dividends paid	(105.2)	(105.1)
Purchase of treasury shares	(372.0)	(7.8)
Proceeds from stock option exercises	—	0.9
Other – net	(4.1)	(3.1)
Net Cash Provided by (Used for) Financing Activities	(481.3)	91.9
Effect of exchange rate changes on cash	0.6	0.3
Net increase (decrease) in cash and cash equivalents	(414.7)	(18.3)
Cash and cash equivalents at beginning of period	655.8	169.9
Cash and Cash Equivalents at End of Period	$241.1	$151.6
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31, 2023
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2023	104,398,618	$26.1	$5,371.8	$2,132.1	$(239.2)	$7,290.8
Net income				183.6		183.6
Other comprehensive income					10.2	10.2
Comprehensive income						193.8
Purchase of treasury shares	(2,410,863)	(0.6)	(132.1)	(242.9)		(375.6)
Stock plans	144,918	—	2.4	(1.1)		1.3
Cash dividends declared, $1.06 per common share				(106.9)		(106.9)
Balance at July 31, 2023	102,132,673	$25.5	$5,242.1	$1,964.8	$(229.0)	$7,003.4

	Three Months Ended July 31, 2022
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2022	106,458,317	$26.6	$5,457.9	$2,893.0	$(237.4)	$8,140.1
Net income				109.8		109.8
Other comprehensive income					4.0	4.0
Comprehensive income						113.8
Purchase of treasury shares	(61,693)	—	(6.7)	(1.1)		(7.8)
Stock plans	162,735	—	6.5	—		6.5
Cash dividends declared, $1.02 per common share				(108.3)		(108.3)
Balance at July 31, 2022	106,559,359	$26.6	$5,457.7	$2,893.4	$(233.4)	$8,144.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, unless otherwise noted, except per share data)
Note 1: Basis of Presentation
The unaudited interim condensed consolidated financial statements of The J. M. Smucker Company (“Company,” “we,” “us,” or “our”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.
Operating results for the three months ended July 31, 2023, are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2023.
Note 2: Recently Issued Accounting Standards
In July 2023, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring current reporting about material cybersecurity incidents, and annual disclosures on management’s processes for assessing, identifying, and managing material cybersecurity risks, the material impacts of cybersecurity threats and previous cybersecurity incidents, the Board of Directors’ (the “Board”) oversight of cybersecurity risks, and management’s role and expertise in assessing and managing material cybersecurity risks. SEC Release No. 33-11216 will be effective for us during the third quarter of 2024. We do not anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.
In May 2023, the SEC adopted the final rule under SEC Release No. 34-97424, Share Repurchase Disclosure Modernization, requiring disclosures related to issuers’ share repurchases pursuant to authorizations by the Board, inclusive of 10b5-1 plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that will provide investors with enhanced information to assess the purposes and effects of the repurchases. SEC Release No. 34-97424 will be effective for us during the third quarter of 2024. We do not anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.
In December 2022, the SEC adopted the final rule under SEC Release No. 33-11138, Insider Trading Arrangements and Related Disclosures, which requires new disclosures regarding insider trading policies and procedures, the use of Rule 10b5-1 plans by directors and officers, and stock option grants issued in close proximity to the release of material nonpublic information. SEC Release No. 33-11138 was effective for us on May 1, 2023, and did not have a material impact on our financial statements and disclosures.
In March 2022, the SEC issued the proposed rule under SEC Release No. 33-11042, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize the climate-related disclosures provided by public companies. This update will require the disclosure of greenhouse gas emissions, including Scope 1 and Scope 2 emissions, which will be subject to third-party assurance, as well as climate-related targets and goals, and how the Board and management oversee climate-related risks. As of July 31, 2023, these amendments were not adopted by the SEC; however, we anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.
Note 3: Special Project Costs
Special project costs primarily consist of employee-related costs and other transition and termination costs related to approved restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with the restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These restructuring costs are reported in cost of products sold and other operating expense (income) – net in the Condensed Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.

A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape, and was further expanded in 2022 to include the costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses as well as the closure of certain production facilities. The restructuring activities were considered complete as of April 30, 2023. The costs incurred associated with these restructuring activities included other transition and termination costs related to our cost reduction and margin management initiatives, inclusive of accelerated depreciation, as well as employee-related costs.
The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended July 31, 2022	Total Costs Incurred to Date at April 30, 2023
Employee-related costs	$1.1	$27.1
Other transition and termination costs	1.4	36.6
Total restructuring costs	$2.5	$63.7
The obligation related to severance costs and retention bonuses was $1.6 at April 30, 2023, and was fully satisfied during the first quarter of 2024. Cumulative noncash charges incurred through April 30, 2023, were $33.2, and included $4.8 incurred during the three months ended July 31, 2022, which primarily consisted of accelerated depreciation.
Note 4: Divestitures
On April 28, 2023, we sold certain pet food brands to Post Holdings, Inc. (“Post”). The transaction included the Rachael Ray® Nutrish®, 9Lives®, Kibbles ’n Bits®, Nature’s Recipe®, and Gravy Train® brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, primarily included in the U.S. Retail Pet Foods segment. Net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a preliminary working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during the fourth quarter of 2023 within other operating expense (income) – net in the Statement of Consolidated Income, which is subject to the finalization of the working capital adjustment and cash transaction costs. The net proceeds and pre-tax loss will be finalized during the second quarter of 2024. Furthermore, during the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third party to facilitate the forward sale of the Post common stock. Subsequent to July 31, 2023, all 5.4 million shares of Post common stock were hedged and will settle for $466.3 during the third quarter of 2024. For additional information, see Note 9: Derivative Financial Instruments.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus Capital Management LP (“Nexus”). The transaction included products sold under the R.W. Knudsen® and TruRoots® brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic® beverages, dedicated manufacturing and distribution facilities in Chico, California and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Final net proceeds from the divestiture were $98.7, net of a working capital adjustment and cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses, of which $1.6 was recognized during the three months ended July 31, 2022, within other operating expense (income) – net in the Condensed Statement of Consolidated Income, upon finalization of the working capital adjustment.

Note 5: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and U.S. Retail Pet Foods. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’®, and Café Bustelo® branded coffee; the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s® and Jif® branded products; and the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix®, Milk-Bone®, Pup-Peroni®, and Canine Carry Outs® branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
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

The following table reconciles segment profit to income before income taxes.

	Three Months Ended July 31,
	2023	2022
Net sales:
U.S. Retail Coffee	$625.1	$597.9
U.S. Retail Consumer Foods	464.0	311.1
U.S. Retail Pet Foods (A)	441.0	729.0
International and Away From Home	275.1	235.0
Total net sales	$1,805.2	$1,873.0
Segment profit:
U.S. Retail Coffee	$170.1	$145.9
U.S. Retail Consumer Foods	105.7	54.8
U.S. Retail Pet Foods (A)	81.3	120.3
International and Away From Home	36.4	16.6
Total segment profit	$393.5	$337.6
Amortization	(39.8)	(55.6)
Gain (loss) on divestitures – net	1.2	1.6
Interest expense – net	(32.1)	(39.1)
Change in net cumulative unallocated derivative gains and losses	10.4	(33.8)
Cost of products sold – special project costs (B)	—	(1.1)
Other special project costs (B)	—	(1.4)
Corporate administrative expenses	(61.8)	(67.6)
Other income (expense) – net	(33.0)	0.5
Income before income taxes	$238.4	$141.1
(A)On April 28, 2023, we sold certain pet food brands to Post, and the divested net sales were primarily included in the U.S. Retail Pet Foods segment. For more information, see Note 4: Divestitures.
(B)Special project costs include certain restructuring costs, which were recognized in cost of products sold and other operating expense (income) – net in the Condensed Statement of Consolidated Income during the three months ended July 31, 2022. For more information, see Note 3: Special Project Costs.
The following table presents certain geographical information.

	Three Months Ended July 31,
	2023	2022
Net sales:
United States	$1,676.4	$1,759.9
International:
Canada	$102.3	$93.8
All other international	26.5	19.3
Total international	$128.8	$113.1
Total net sales	$1,805.2	$1,873.0

The following table presents product category information.

	Three Months Ended July 31,
	2023	2022	Primary Reportable Segment (A)
Coffee	$709.1	$679.9	U.S. Retail Coffee
Pet snacks	243.4	244.2	U.S. Retail Pet Foods (C)
Peanut butter	212.0	60.6	U.S. Retail Consumer Foods
Cat food	191.1	265.4	U.S. Retail Pet Foods (C)
Frozen handheld	179.4	160.5	U.S. Retail Consumer Foods
Fruit spreads	106.6	100.1	U.S. Retail Consumer Foods
Portion control	48.6	27.8	Other (D)
Dog food	26.8	241.7	U.S. Retail Pet Foods (B) (C)
Toppings and syrups	24.8	24.4	U.S. Retail Consumer Foods
Baking mixes and ingredients	14.8	16.3	Other (D)
Other	48.6	52.1	Other (D)
Total net sales	$1,805.2	$1,873.0
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)During the three months ended July 31, 2022, the net sales within this product category were primarily related to the divested pet food brands, primarily included in the U.S. Retail Pet Foods segment. For more information, see Note 4: Divestitures.
(C)During the three months ended July 31, 2023, a portion of the net sales within this product category relates to sales associated with a contract manufacturing agreement resulting from the divestiture of certain pet food brands, primarily included in the U.S. Retail Pet Foods segment. This portion of net sales will continue throughout the remainder of 2024 and into 2025.
(D)Primarily represents the International and Away From Home operating segments, which are combined for segment reporting purposes.
Note 6: Earnings per Share
We computed net income per common share (“basic earnings per share”) under the two-class method for the three months ended July 31, 2023 and 2022, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. For the three months ended July 31, 2023 and 2022, the computation of net income per common share – assuming dilution (“diluted earnings per share”) was more dilutive under the treasury stock method, as compared to the two-class method. Therefore, the treasury stock method was used in accordance with Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.
The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	Three Months Ended July 31,
	2023	2022
Net income	$183.6	$109.8
Less: Net income allocated to participating securities	0.1	0.2
Net income allocated to common stockholders	$183.5	$109.6
Weighted-average common shares outstanding	102.4	106.3
Add: Dilutive effect of stock options	0.1	0.1
Weighted-average common shares outstanding – assuming dilution	102.5	106.4
Net income per common share	$1.79	$1.03
Net income per common share – assuming dilution	$1.79	$1.03

The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Three Months Ended July 31,
	2023	2022
Net income	$183.6	$109.8
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	102.4	106.3
Add: Dilutive effect of stock options	0.1	0.1
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	0.3	0.4
Weighted-average common shares outstanding – assuming dilution	102.8	106.8
Net income per common share – assuming dilution	$1.79	$1.03
Note 7: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	July 31, 2023		April 30, 2023
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due March 15, 2025	1,000.0	998.6	1,000.0	998.4
3.38% Senior Notes due December 15, 2027	500.0	498.1	500.0	498.0
2.38% Senior Notes due March 15, 2030	500.0	496.8	500.0	496.7
2.13% Senior Notes due March 15, 2032	500.0	494.7	500.0	494.4
4.25% Senior Notes due March 15, 2035	650.0	645.2	650.0	645.1
2.75% Senior Notes due September 15, 2041	300.0	297.3	300.0	297.3
4.38% Senior Notes due March 15, 2045	600.0	588.3	600.0	588.2
3.55% Senior Notes due March 15, 2050	300.0	296.1	300.0	296.1
Total long-term debt	$4,350.0	$4,315.1	$4,350.0	$4,314.2
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, Secured Overnight Funding Rate (“SOFR”), Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at July 31, 2023, or April 30, 2023.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2023 and April 30, 2023, we did not have a balance outstanding under the commercial paper program.

Interest paid totaled $8.4 and $9.4 for the three months ended July 31, 2023 and 2022, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and the payment of other debt fees.

Our debt instruments contain covenant restrictions, including an interest coverage ratio. As of July 31, 2023, we are in compliance with all covenants.

Note 8: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2023	2022	2023	2022
Service cost	$0.2	$0.3	$0.2	$0.2
Interest cost	4.6	4.4	0.6	0.6
Expected return on plan assets	(4.1)	(4.0)	—	—
Amortization of net actuarial loss (gain)	0.9	1.0	(0.4)	(0.3)
Amortization of prior service cost (credit)	0.1	0.1	(0.1)	(0.1)
Settlement loss (gain)	3.2	—	—	—
Net periodic benefit cost	$4.9	$1.8	$0.3	$0.4

In 2021, we transferred obligations of our Canadian defined benefit pension plan to an insurance company through the purchase of an irrevocable group annuity contract (the “Canadian buy-out contract”). The group annuity contract was purchased using assets from the pension trust. During the first quarter of 2024, we received Board Resolution to proceed with distribution of the surplus that remains within the Canadian defined benefit pension plan. As a result, we recognized a noncash pre-tax settlement charge of $3.2 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members, which is subject to participant and regulatory approval before a payout can be made. The settlement charge was included within other income (expense) – net in the Condensed Statement of Consolidated Income. We did not recognize any charges related to the Canadian buy-out contract during the three months ended July 31, 2022.

During the first quarter of 2023, we made contributions of $70.0 to increase funding for our U.S. qualified defined benefit pension plans. Additionally, we made direct benefit payments of $0.7 for both the three months ended July 31, 2023 and 2022.
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

Interest Rate Derivatives: From time to time, we utilize derivative instruments to manage interest rate risk associated with anticipated debt transactions, as well as to manage changes in the fair value of our long-term debt. At the inception of an interest rate contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and generally reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.
Equity Forward Derivative: During the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third party to facilitate the forward sale of the Post common stock. We do not qualify the forward sale derivative contract for hedge accounting treatment, and as a result, derivative gains and losses associated with the economic hedge are immediately recognized in earnings within other income (expense) – net in the Condensed Statement of Consolidated Income, netting with the change in fair value of the underlying shares. As of July 31, 2023, approximately 1.1 million shares of the available 5.4 million shares of Post common stock were hedged under the contract, resulting in an unrealized gain of $0.6 during the three months ended July 31, 2023. Subsequent to July 31, 2023, all 5.4 million shares of Post common stock were hedged and will settle for $466.3 during the third quarter of 2024. For additional information, see Note 4: Divestitures.
The following table presents the gross notional value of outstanding derivative contracts.

	July 31, 2023	April 30, 2023
Commodity contracts	$412.4	$448.1
Foreign currency exchange contracts	131.9	98.1
Equity forward contract	91.6	—
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2023
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$8.4	$8.6	$—	$—
Foreign currency exchange contracts	0.3	1.6	—	—
Equity forward contract	0.6	—	—	—
Total derivative instruments	$9.3	$10.2	$—	$—

	April 30, 2023
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$18.1	$14.7	$—	$—
Foreign currency exchange contracts	1.4	0.1	—	—
Total derivative instruments	$19.5	$14.8	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $18.1 and $17.0 at July 31, 2023, and April 30, 2023, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin accounts is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold in the Condensed Statements of Consolidated Income on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2023	2022
Derivative gains (losses) on commodity contracts	$7.8	$(8.9)
Derivative gains (losses) on foreign currency exchange contracts	(2.2)	(0.2)
Total derivative gains (losses) recognized in cost of products sold	$5.6	$(9.1)
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

	Three Months Ended July 31,
	2023	2022
Net derivative gains (losses) recognized and classified as unallocated	$5.6	$(9.1)
Less: Net derivative gains (losses) reclassified to segment operating profit	(4.8)	24.7
Change in net cumulative unallocated derivative gains and losses	$10.4	$(33.8)
The net cumulative unallocated derivative gains were $26.3 and $15.9 at July 31, 2023, and April 30, 2023, respectively.
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
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended July 31,
	2023	2022
Gains (losses) recognized in other comprehensive income (loss)	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.4)	(3.3)
Change in accumulated other comprehensive income (loss)	$3.4	$3.3
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $32.1 and $39.1 for the three months ended July 31, 2023 and 2022, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.
Included as a component of accumulated other comprehensive income (loss) at July 31, 2023, and April 30, 2023, were deferred net pre-tax losses of $197.3 and $200.7, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at July 31, 2023, and April 30, 2023, was $46.3 and $47.1, respectively. Approximately $13.6 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2023		April 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$23.8	$23.8	$24.0	$24.0
Derivative financial instruments – net	(0.9)	(0.9)	4.7	4.7
Investment in equity securities	459.8	459.8	487.8	487.8
Total long-term debt	(4,315.1)	(3,752.6)	(4,314.2)	(3,879.1)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2023
Marketable securities and other investments: (A)
Equity mutual funds	$5.4	$—	$—	$5.4
Municipal obligations	—	18.2	—	18.2
Money market funds	0.2	—	—	0.2
Derivative financial instruments: (B)
Commodity contracts – net	(0.5)	0.3	—	(0.2)
Foreign currency exchange contracts – net	0.2	(1.5)	—	(1.3)
Equity forward contract – net	—	0.6	—	0.6
Investment in equity securities (C)	459.8	—	—	459.8
Total long-term debt (D)	(3,752.6)	—	—	(3,752.6)
Total financial instruments measured at fair value	$(3,287.5)	$17.6	$—	$(3,269.9)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2023
Marketable securities and other investments: (A)
Equity mutual funds	$5.0	$—	$—	$5.0
Municipal obligations	—	18.6	—	18.6
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	2.7	0.7	—	3.4
Foreign currency exchange contracts – net	0.2	1.1	—	1.3
Investment in equity securities (C)	487.8	—	—	487.8
Total long-term debt (D)	(3,879.1)	—	—	(3,879.1)
Total financial instruments measured at fair value	$(3,383.0)	$20.4	$—	$(3,362.6)
(A)Marketable securities and other investments consists of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2023, our municipal obligations are scheduled to mature as follows: $1.4 in 2024, $1.3 in 2025, $0.8 in 2026, $4.9 in 2027, $0.4 in 2028, and the remaining $9.4 in 2029 and beyond.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity, foreign currency exchange, and equity forward derivatives are valued using quoted prices for similar assets or liabilities in active markets. The unrealized pre-tax gain on the equity forward derivative was included in other income (expense) – net in the Condensed Statement of Consolidated Income. For additional information, see Note 9: Derivative Financial Instruments.
(C)The market approach is utilized to measure the fair value of equity securities. The investment in equity securities represents our equity interest in Post of approximately 8 percent as of July 31, 2023, which is valued using the trading value of Post common stock. In the first quarter of 2024, we recognized an unrealized pre-tax loss of $28.0 on the investment, which was included in other income (expense) – net in the Condensed Statement of Consolidated Income. For additional information, see Note 4: Divestitures.
(D)Long-term debt is composed of public Senior Notes, which are traded in an active secondary market and valued using quoted prices. For additional information, see Note 7: Debt and Financing Arrangements.
Note 11: Leases
We lease certain warehouses, manufacturing facilities, office space, equipment, and vehicles, primarily through operating lease agreements. We have elected to not recognize leases with a term of 12 months or less in the Condensed Consolidated Balance Sheets. Instead, we recognize the related lease expense on a straight-line basis over the lease term.
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
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2023	April 30, 2023
Operating lease right-of-use assets	$169.2	$103.0
Operating lease liabilities:
Current operating lease liabilities	$35.9	$33.2
Noncurrent operating lease liabilities	141.1	77.2
Total operating lease liabilities	$177.0	$110.4

Finance lease right-of-use assets:
Machinery and equipment	$7.6	$7.7
Accumulated depreciation	(4.6)	(4.4)
Total property, plant, and equipment	$3.0	$3.3
Finance lease liabilities:
Other current liabilities	$1.2	$1.2
Other noncurrent liabilities	1.9	2.2
Total finance lease liabilities	$3.1	$3.4

The following table summarizes the components of lease expense.

	Three Months Ended July 31,
	2023	2022
Operating lease cost	$12.7	$10.5
Finance lease cost:
Amortization of right-of-use assets	0.3	0.4
Interest on lease liabilities	0.1	—
Variable lease cost	6.1	6.1
Short-term lease cost	9.4	11.8
Total lease cost (A)	$28.6	$28.8
(A)Total lease cost does not include sublease income which is immaterial for all years presented.
The following table sets forth cash flow and noncash information related to leases.

	Three Months Ended July 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.3	$10.9
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	0.5	0.5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	75.1	1.4
Finance leases	—	0.9
The following table summarizes the maturity of our lease liabilities by fiscal year.

	July 31, 2023
	Operating Leases	Finance Leases
2024 (remainder of the year)	$32.2	$0.9
2025	36.0	1.0
2026	32.9	0.7
2027	18.8	0.4
2028	14.3	0.1
2029 and beyond	73.1	0.1
Total undiscounted minimum lease payments	$207.3	$3.2
Less: Imputed interest	30.3	0.1
Lease liabilities	$177.0	$3.1
The following table sets forth the weighted average remaining lease term and discount rate.

	July 31, 2023	April 30, 2023
Weighted average remaining lease term (in years):
Operating leases	6.9	4.8
Finance leases	3.1	3.1

Weighted average discount rate:
Operating leases	4.1%	3.3%
Finance leases	2.4%	2.4%

Note 12: Income Taxes
The effective income tax rates for the three months ended July 31, 2023 and 2022, were 23.0 and 22.2 percent, respectively. During the three months ended July 31, 2023 and 2022, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $2.1, primarily as a result of the expiration of statute of limitation periods.
Note 13: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2023	$(34.3)	$(153.6)	$(52.7)	$1.4	$(239.2)
Reclassification adjustments	—	3.4	3.7	—	7.1
Current period credit (charge)	7.4	—	(3.2)	(0.3)	3.9
Income tax benefit (expense)	—	(0.8)	(0.1)	0.1	(0.8)
Balance at July 31, 2023	$(26.9)	$(151.0)	$(52.3)	$1.2	$(229.0)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2022	$(21.1)	$(163.9)	$(54.2)	$1.8	$(237.4)
Reclassification adjustments	—	3.3	0.7	—	4.0
Current period credit (charge)	1.4	—	—	(0.4)	1.0
Income tax benefit (expense)	—	(0.8)	(0.3)	0.1	(1.0)
Balance at July 31, 2022	$(19.7)	$(161.4)	$(53.8)	$1.5	$(233.4)
(A)The reclassification from accumulated other comprehensive income (loss) is composed of deferred gains (losses) related to terminated interest rate contracts which were reclassified to interest expense – net. For additional information, see Note 9: Derivative Financial Instruments.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. For additional information, see Note 8: Pensions and Other Postretirement Benefits.
Note 14: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2023. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products.

The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2023, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility and temporarily paused shipments from our Memphis, Tennessee facility. No other products produced at our other facilities were affected by the recall. In June 2022, we resumed manufacturing at our Lexington facility, as well as shipping from our Memphis facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023 and returned to normal levels at the end of 2023. We recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. Approximately $65.0 of direct costs were recognized during the first quarter of 2023 and no significant direct costs were recognized during the first quarter of 2024.
Further, the U.S. Food and Drug Administration (the “FDA”) issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We have responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we have worked diligently to further strengthen our already stringent quality processes, including doubling our finished product testing and tripling our environmental testing to verify the efficacy of our actions. The FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2023, and the likelihood of loss is not considered probable or estimable.
Note 15: Common Shares
The following table sets forth common share information.

	July 31, 2023	April 30, 2023
Common shares authorized	300.0	300.0
Common shares outstanding	102.1	104.4
Treasury shares	44.4	42.1
Repurchase Program: On March 2, 2023, we entered into a share repurchase plan (the “10b5-1 Plan”) established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. During the three months ended July 31, 2023, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase. In accordance with The Inflation Reduction Act of 2022, H.R. 5376 (the “Inflation Reduction Act”), a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024 and included within additional capital in our Condensed Consolidated Balance Sheet.
During the three months ended July 31, 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. All other share repurchases during the three months ended July 31, 2023 and 2022, consisted of shares repurchased from stock plan recipients in lieu of cash payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three months ended July 31, 2023 and 2022. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, primarily included in the U.S. Retail Pet Foods segment. Net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a preliminary working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during the fourth quarter of 2023 within other operating expense (income) – net in the Statement of Consolidated Income, which is subject to the finalization of the working capital adjustment and cash transaction costs. The net proceeds and pre-tax loss will be finalized during the second quarter of 2024. Furthermore, during the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third party to facilitate the forward sale of the Post common stock. As of July 31, 2023, approximately 1.1 million shares of the available 5.4 million shares of Post common stock were hedged under the contract. Subsequent to July 31, 2023, all 5.4 million shares of Post common stock were hedged and will settle for $466.3 during the third quarter of 2024.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Final net proceeds from the divestiture were $98.7, net of a working capital adjustment and cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses, of which $1.6 was recognized during the three months ended July 31, 2022, within other operating expense (income) – net in the Condensed Statement of Consolidated Income, upon finalization of the working capital adjustment.
For additional information on these divestitures, see Note 4: Divestitures.
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
Trends Affecting our Business
During the first quarter of 2024, we continued to experience a dynamic macroeconomic environment, which we anticipate will persist through the remainder of 2024, although with less volatility than experienced in 2023. In addition, an increase in costs may require us to implement price increases across our business in 2024, and we anticipate the price elasticity of demand will remain elevated throughout 2024 while consumers continue to experience broader inflationary pressures. Furthermore, in support of our long-term growth goals, we have introduced a company-wide transformation initiative to focus on deliberately translating our continuous improvement mindset into sustainable productivity initiatives to grow our profit margins and reinvest in our Company to enable future growth and cost savings.

It is possible significant disruptions in our supply chain could occur if certain geopolitical events continue to impact markets around the world, including the impact of potential shipping delays due to supply and demand imbalances, as well as labor shortages. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety, business continuity, and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during periods of high demand. However, to the extent that high demand levels or the current supply chain environment continues to disrupt order fulfillment, we may experience volume loss and elevated penalties.

Although we do not have any operations in Russia or Ukraine, we continue to monitor the environment for any significant escalation or expansion of economic or supply chain disruptions, including broader inflationary costs, as well as regional or global economic recessions. During the first three months of 2024, we continued to experience high volatility in the price of grains, oils, and fat-based products as a result of the conflict between Russia and Ukraine, which may continue to have an adverse impact on our results of operations during the remainder of 2024.

Overall, broad-based supply chain disruptions and the impact of inflation remain uncertain. We will continue to evaluate the nature and extent to which supply chain disruptions and inflation will impact our business; results of operations; financial condition; and liquidity.
Results of Operations

	Three Months Ended July 31,
	2023	2022	% Increase (Decrease)
Net sales	$1,805.2	$1,873.0	(4)%
Gross profit	$654.8	$552.5	19
% of net sales	36.3%	29.5%
Operating income	$303.5	$179.7	69
% of net sales	16.8%	9.6%
Net income:
Net income	$183.6	$109.8	67
Net income per common share – assuming dilution	$1.79	$1.03	74
Adjusted gross profit (A)	$644.4	$587.4	10
% of net sales	35.7%	31.4%
Adjusted operating income (A)	$331.7	$270.0	23
% of net sales	18.4%	14.4%
Adjusted income: (A)
Income	$227.0	$178.1	27
Earnings per share – assuming dilution	$2.21	$1.67	32
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended July 31,
	2023	2022	Increase (Decrease)	%
Net sales	$1,805.2	$1,873.0	$(67.8)	(4)%
Pet food brands divestiture	—	(374.1)	374.1	20
Foreign currency exchange	3.8	—	3.8	—
Net sales excluding divestiture and foreign currency exchange (A)	$1,809.0	$1,498.9	$310.1	21%
Amounts may not add due to rounding.
(A)     Net sales excluding divestiture and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the first quarter of 2024 decreased $67.8, or 4 percent, which includes $374.1 of noncomparable net sales in the prior year related to the divestiture of certain pet food brands. Net sales excluding the divestiture and foreign currency exchange increased $310.1, or 21 percent. Favorable volume/mix contributed 13 percentage points to net sales, primarily driven by Jif peanut butter due to lapping the impact of the product recall in the prior year, contract manufacturing sales related to the divested pet food brands, and coffee products. Higher net price realization contributed 8 percentage points to net sales, primarily due to list price increases for our U.S. Retail Pet Foods and U.S. Retail Consumer Foods segments and for International and Away From Home and the favorable impact of lapping customer returns and fees related to the Jif peanut butter product recall in the prior year.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2023	2022
Gross profit	36.3%	29.5%
Selling, distribution, and administrative expenses:
Marketing	4.9%	5.1%
Selling	3.6	3.7
Distribution	3.4	3.9
General and administrative	5.5	5.6
Total selling, distribution, and administrative expenses	17.4%	18.4%
Amortization	2.2	3.0
Other operating expense (income) – net	(0.1)	(1.4)
Operating income	16.8%	9.6%
Amounts may not add due to rounding.
Gross profit increased $102.3, or 19 percent, in the first quarter of 2024, primarily reflecting a favorable net impact of higher net price realization and increased costs and favorable volume/mix, including the price and cost benefits from lapping the impact of the Jif peanut butter product recall. The increase in gross profit was partially offset by the noncomparable impact of the divested pet food brands.
Operating income increased $123.8, or 69 percent, primarily driven by the increase in gross profit, a $30.2 decrease in selling, distribution, and administrative (“SD&A”) expenses, and a $15.8 decrease in amortization expense as a result of the divested pet food brands, partially offset by a $24.5 decrease in net other operating income, primarily due to lapping the prior year insurance recovery from the Jif peanut butter product recall.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”), primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit, increased $57.0, or 10 percent, in the first quarter of 2024. Operating income excluding non-GAAP adjustments (“adjusted operating income”) increased $61.7, or 23 percent, as compared to the prior year, further reflecting the exclusion of amortization expense.
Interest Expense
Net interest expense decreased $7.0 in the first quarter of 2024, primarily due to an increase in interest income, reflecting higher interest rates as compared to the prior year, and a decrease in interest expense related to our commercial paper program, as there was no balance outstanding as of July 31, 2023. For additional information, refer to Note 7: Debt and Financing Arrangements.
Income Taxes
Income taxes increased $23.5, or 75 percent, in the first quarter of 2024, primarily due to the increase in income before income taxes and a higher effective income tax rate of 23.0 percent, as compared to 22.2 percent for the first quarter of 2023. During both the current and prior years, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to the impact of state income taxes. We anticipate a full-year effective income tax rate for 2024 of approximately 23.9 percent. For further information, refer to Note 12: Income Taxes.
Special Project Costs
A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape, and was further expanded in 2022 to include the costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses as well as the closure of certain production facilities. The restructuring activities were considered complete as of April 30, 2023. The costs incurred associated with these restructuring activities included other transition and termination costs related to our cost reduction and margin management initiatives, inclusive of accelerated depreciation, as well as employee-related costs. We incurred total cumulative restructuring costs of $63.7. For further information, refer to Note 3: Special Project Costs.

Segment Results
We have three reportable segments: U.S. Retail Coffee, U.S. Retail Consumer Foods, and U.S. Retail Pet Foods. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; the U.S. Retail Consumer Foods segment primarily includes the domestic sales of Smucker’s and Jif branded products; and the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products. International and Away From Home includes the sale of products distributed domestically and in foreign countries through retail channels and foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).

	Three Months Ended July 31,
	2023	2022	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$625.1	$597.9	5%
U.S. Retail Consumer Foods	464.0	311.1	49
U.S. Retail Pet Foods	441.0	729.0	(40)
International and Away From Home	275.1	235.0	17
Segment profit:
U.S. Retail Coffee	$170.1	$145.9	17%
U.S. Retail Consumer Foods	105.7	54.8	93
U.S. Retail Pet Foods	81.3	120.3	(32)
International and Away From Home	36.4	16.6	119
Segment profit margin:
U.S. Retail Coffee	27.2%	24.4%
U.S. Retail Consumer Foods	22.8	17.6
U.S. Retail Pet Foods	18.4	16.5
International and Away From Home	13.2	7.1
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $27.2 in the first quarter of 2024, reflecting a 4 percentage point increase to net sales from volume/mix, primarily driven by the Folgers and Café Bustelo brands. Segment profit increased $24.2, primarily reflecting decreased commodity costs and favorable volume/mix.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales increased $152.9 in the first quarter of 2024. Volume/mix increased net sales by 28 percentage points, primarily driven by Jif peanut butter and Smucker’s Uncrustables® frozen sandwiches. Net price realization contributed 22 percentage points to net sales, primarily reflecting a favorable impact of lapping customer returns and fees related to the Jif peanut butter product recall. Segment profit increased $50.9, primarily reflecting a net favorable impact of lapping the recall and favorable volume/mix for Smucker’s Uncrustables frozen sandwiches, partially offset by an unfavorable net impact of increased costs and higher net price realization.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $288.0 in the first quarter of 2024, inclusive of the impact of $367.7 of noncomparable net sales in the prior year related to the divestiture of certain pet food brands. Excluding the noncomparable impact of the divested brands, net sales increased $79.7, or 22 percent. Favorable volume/mix contributed 12 percentage points to net sales, primarily reflecting $50.6 of contract manufacturing sales related to the divested pet food brands and the Milk-Bone brand, partially offset by the Pup-Peroni brand. Higher net price realization increased net sales by 10 percentage points, primarily reflecting list price increases across the portfolio. Segment profit decreased $39.0, primarily reflecting the impact of noncomparable segment profit in the prior year related to the divested brands, higher marketing spend, and increased distribution costs, partially offset by a favorable net impact of higher net price realization and increased costs and favorable volume/mix.
International and Away From Home
International and Away From Home net sales increased $40.1 in the first quarter of 2024, including the noncomparable impact of $6.4 of net sales in the prior year related to the divested pet food brands and $3.8 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested brands and foreign currency exchange, net sales increased $50.3, or 22 percent, reflecting a 21 percent and 24 percent increase for the Away From Home and International operating segments, respectively. Favorable volume/mix contributed 14 percentage points to net sales for the combined businesses, primarily reflecting increases for portion control and peanut butter products, inclusive of the impact of lapping the Jif peanut butter product recall in the prior year. Net price realization contributed 8 percentage points to net sales for the combined businesses, primarily driven by list price increases across the portfolio, partially offset by increased trade spend. Segment profit increased $19.8, primarily driven by favorable volume/mix, reflecting the recovery from the Jif peanut butter product recall, and a favorable net impact of higher net price realization and increased costs.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $241.1 at July 31, 2023, compared to $655.8 at April 30, 2023.
The following table presents selected cash flow information.

	Three Months Ended July 31,
	2023	2022
Net cash provided by (used for) operating activities	$217.9	$(39.0)
Net cash provided by (used for) investing activities	(151.9)	(71.5)
Net cash provided by (used for) financing activities	(481.3)	91.9

Net cash provided by (used for) operating activities	$217.9	$(39.0)
Additions to property, plant, and equipment	(150.3)	(88.3)
Free cash flow (A)	$67.6	$(127.3)
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $256.9 increase in cash provided by operating activities in the first three months of 2024 was primarily driven by lower working capital requirements in 2024, lapping the $70.0 contribution to our U.S. qualified defined benefit pension plans in the prior year, and higher net income adjusted for noncash items in the current year. The cash required to fund working capital decreased compared to the prior year primarily driven by the moderation of input cost inflation related to our inventories and an increase in cash from trade receivables due to the timing of sales and payments, partially offset by a decrease in cash for accounts payable due to timing.
Cash used for investing activities in the first three months of 2024 consisted primarily of $150.3 in capital expenditures, primarily driven by investments in Smucker’s Uncrustables frozen sandwiches to support the new manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities. Cash used for investing activities in the first three months of 2023 consisted primarily of $88.3 in capital expenditures, primarily related to the new manufacturing and distribution facilities in McCalla, Alabama, partially offset by a decrease of $12.2 in our derivative cash margin account balances.
Cash used for financing activities in the first three months of 2024 consisted primarily of the purchase of treasury shares of $372.0 and dividend payments of $105.2. Cash provided by financing activities in the first three months of 2023 consisted primarily of a net increase in short-term borrowings of $207.0, partially offset by dividend payments of $105.1.

Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of July 31, 2023, and April 30, 2023, $434.6 and $414.2 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first three months of 2024 and 2023, we paid $441.7 and $338.8, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2023. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products.
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2023, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility and temporarily paused shipments from our Memphis, Tennessee facility. No other products produced at our other facilities were affected by the recall. In June 2022, we resumed manufacturing at our Lexington facility, as well as shipping from our Memphis facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023 and returned to normal levels at the end of 2023. We recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. Approximately $65.0 of direct costs were recognized during the first quarter of 2023, and no significant direct costs were recognized during the first quarter of 2024.
Further, the FDA issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We have responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we have worked diligently to further strengthen our already stringent quality processes, including doubling our finished product testing and tripling our environmental testing to verify the efficacy of our actions. The FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2023, and the likelihood of loss is not considered probable or estimable.
Capital Resources
The following table presents our capital structure.

	July 31, 2023	April 30, 2023
Long-term debt	$4,315.1	$4,314.2
Shareholders’ equity	7,003.4	7,290.8
Total capital	$11,318.5	$11,605.0
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2023, we did not have a balance outstanding under the commercial paper program.
We are in compliance with all our debt covenants as of July 31, 2023, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.
Dividend payments were $105.2 and $105.1 in the first three months of 2024 and 2023, respectively, and quarterly dividends declared per share were $1.06 and $1.02 in the first three months of 2024 and 2023, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income, financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
On March 2, 2023, we entered into the 10b5-1 Plan established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. During the three months ended July 31, 2023, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase. In accordance with the Inflation Reduction Act, a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024 and included within additional capital in our Condensed Consolidated Balance Sheet.
During the three months ended July 31, 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. All other share repurchases during the three months ended July 31, 2023 and 2022, consisted of shares repurchased from stock plan recipients in lieu of cash payments.
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
As of July 31, 2023, total cash and cash equivalents of $21.1 was held by our foreign subsidiaries, primarily in Canada. We have not repatriated foreign cash to the U.S. during the first three months of 2024.

Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
As of July 31, 2023, there were no material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2023.
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

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results can significantly impact our adjusted effective income tax rate.

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

	Three Months Ended July 31,
	2023	2022
Gross profit reconciliation:
Gross profit	$654.8	$552.5
Change in net cumulative unallocated derivative gains and losses	(10.4)	33.8
Cost of products sold – special project costs (A)	—	1.1
Adjusted gross profit	$644.4	$587.4
Operating income reconciliation:
Operating income	$303.5	$179.7
Amortization	39.8	55.6
Loss (gain) on divestitures – net	(1.2)	(1.6)
Change in net cumulative unallocated derivative gains and losses	(10.4)	33.8
Cost of products sold – special project costs (A)	—	1.1
Other special project costs (A)	—	1.4
Adjusted operating income	$331.7	$270.0
Net income reconciliation:
Net income	$183.6	$109.8
Income tax expense	54.8	31.3
Amortization	39.8	55.6
Loss (gain) on divestitures – net	(1.2)	(1.6)
Change in net cumulative unallocated derivative gains and losses	(10.4)	33.8
Cost of products sold – special project costs (A)	—	1.1
Other special project costs (A)	—	1.4
Other infrequently occurring items:
Unrealized loss (gain) on investment in equity securities (B)	27.4	—
Pension plan termination settlement charge (C)	3.2	—
Adjusted income before income taxes	$297.2	$231.4
Income taxes, as adjusted	70.2	53.3
Adjusted income	$227.0	$178.1
Weighted-average shares – assuming dilution	102.8	106.8
Adjusted earnings per share – assuming dilution	$2.21	$1.67
(A)Special project costs include certain restructuring costs, which were recognized in cost of products sold and other operating expense (income) – net in the Condensed Statement of Consolidated Income during the three months ended July 31, 2022. For more information, see Note 3: Special Project Costs and Note 5: Reportable Segments.
(B)Unrealized loss (gain) on investment in equity securities includes unrealized gains and losses on the change in fair value on our investment in Post common stock and the related equity forward contract. For more information, see Note 4: Divestitures, Note 9: Derivative Financial Instruments, and Note 10: Other Financial Instruments and Fair Value Measurements.
(C)Represents the nonrecurring pre-tax settlement charge recognized during the first quarter of 2024 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members within our Canadian defined benefit plans, which is subject to participant and regulatory approval before a payout can be made. For additional information, see Note 8: Pensions and Other Postretirement Benefits.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2023. There were no material changes to the information previously disclosed.

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
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2023, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.
From time to time, we utilize derivative instruments to manage interest rate risk associated with anticipated debt transactions, as well as to manage changes in the fair value of our long-term debt. At the inception of an interest rate contract, the instrument is evaluated and documented for qualifying hedge accounting treatment. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the contract are deferred and included as a component of accumulated other comprehensive income (loss) and generally reclassified to interest expense in the period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the contract is recognized at fair value on the balance sheet and changes in the fair value are recognized in interest expense. Generally, changes in the fair value of the contract are equal to changes in the fair value of the underlying debt and have no net impact on earnings.
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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at July 31, 2023, would increase the fair value of our long-term debt by $292.0.
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

	July 31, 2023	April 30, 2023
High	$51.9	$53.9
Low	13.9	21.6
Average	32.7	39.7
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2023, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2023, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during the three months ended July 31, 2023. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
•disruptions or inefficiencies in our operations or supply chain, including any impact caused by product recalls (including the Jif peanut butter product recall), political instability, terrorism, armed hostilities (including the ongoing conflict between Russia and Ukraine), extreme weather conditions, natural disasters, pandemics (including the novel coronavirus), work stoppages or labor shortages, or other calamities;
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

•a disruption, failure, or security breach of our or our suppliers’ information technology systems, including, but not limited to, ransomware attacks;
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of July 31, 2023 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There have been no changes in our internal control over financial reporting during the three months ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 14: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2023, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the first quarter of 2024, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2023 - May 31, 2023	2,353,066	$154.37	2,350,000	1,111,472
June 1, 2023 - June 30, 2023	57,779	151.81	—	1,111,472
July 1, 2023 - July 31, 2023	18	148.16	—	1,111,472
Total	2,410,863	$154.31	2,350,000	1,111,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(c)During the first quarter of 2024, we repurchased approximately 2.4 million common shares under our repurchase program, as discussed in Note 15: Common Shares.
(d)    As of July 31, 2023, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 5. Other Information.
(c) Trading Plans
During the first quarter of 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 34 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 29, 2023	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chair of the Board, President, and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
10.1	Amendment No. 2 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of July 1, 2023*
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.