Form 10-Q
period 2023-10-31
J M SMUCKER Co
filed 2023-12-05
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 106,143,808 common shares outstanding on November 28, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions, except per share data	2023	2022	2023	2022
Net sales	$1,938.6	$2,205.1	$3,743.8	$4,078.1
Cost of products sold (A)	1,214.4	1,504.0	2,364.8	2,824.5
Gross Profit	724.2	701.1	1,379.0	1,253.6
Selling, distribution, and administrative expenses	333.5	354.3	647.1	698.1
Amortization	39.6	55.6	79.4	111.2
Other special project costs (A)	6.8	0.7	6.8	2.1
Other operating expense (income) – net	45.4	(2.9)	43.3	(30.9)
Operating Income	298.9	293.4	602.4	473.1
Interest expense – net	(35.1)	(39.7)	(67.2)	(78.8)
Other debt costs (A)	(19.5)	—	(19.5)	—
Other income (expense) – net (A)	5.1	(0.8)	(27.9)	(0.3)
Income Before Income Taxes	249.4	252.9	487.8	394.0
Income tax expense	54.5	61.8	109.3	93.1
Net Income	$194.9	$191.1	$378.5	$300.9
Earnings per common share:
Net Income	$1.91	$1.79	$3.70	$2.82
Net Income – Assuming Dilution	$1.90	$1.79	$3.69	$2.82
(A)Includes certain divestiture, acquisition, integration, and restructuring costs (“special project costs”). For more information, see Note 5: Special Project Costs, Note 6: Reportable Segments, and Note 8: Debt and Financing Arrangements.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions	2023	2022	2023	2022
Net income	$194.9	$191.1	$378.5	$300.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(14.0)	(16.4)	(6.6)	(15.0)
Cash flow hedging derivative activity, net of tax	2.6	2.6	5.2	5.1
Pension and other postretirement benefit plans activity, net of tax	0.1	0.5	0.5	0.9
Available-for-sale securities activity, net of tax	(0.2)	(0.6)	(0.4)	(0.9)
Total Other Comprehensive Income (Loss)	(11.5)	(13.9)	(1.3)	(9.9)
Comprehensive Income	$183.4	$177.2	$377.2	$291.0
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	October 31, 2023	April 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$3,623.9	$655.8
Trade receivables – net	587.9	597.6
Inventories:
Finished products	696.4	657.6
Raw materials	388.5	352.2
Total Inventory	1,084.9	1,009.8
Investment in equity securities	432.7	487.8
Other current assets	134.7	107.7
Total Current Assets	5,864.1	2,858.7
Property, Plant, and Equipment
Land and land improvements	131.0	131.0
Buildings and fixtures	993.9	956.1
Machinery and equipment	2,508.0	2,443.5
Construction in progress	746.6	629.4
Gross Property, Plant, and Equipment	4,379.5	4,160.0
Accumulated depreciation	(1,990.2)	(1,920.5)
Total Property, Plant, and Equipment	2,389.3	2,239.5
Other Noncurrent Assets
Operating lease right-of-use assets	158.4	103.0
Goodwill	5,213.2	5,216.9
Other intangible assets – net	4,349.3	4,429.3
Other noncurrent assets	149.4	144.0
Total Other Noncurrent Assets	9,870.3	9,893.2
Total Assets	$18,123.7	$14,991.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,250.3	$1,392.6
Accrued trade marketing and merchandising	185.5	187.7
Current operating lease liabilities	33.2	33.2
Other current liabilities	365.4	373.2
Total Current Liabilities	1,834.4	1,986.7
Noncurrent Liabilities
Long-term debt	7,771.7	4,314.2
Deferred income taxes	1,123.6	1,138.9
Noncurrent operating lease liabilities	132.9	77.2
Other noncurrent liabilities	172.2	183.6
Total Noncurrent Liabilities	9,200.4	5,713.9
Total Liabilities	11,034.8	7,700.6
Shareholders’ Equity
Common shares	25.5	26.1
Additional capital	5,252.8	5,371.8
Retained income	2,051.1	2,132.1
Accumulated other comprehensive income (loss)	(240.5)	(239.2)
Total Shareholders’ Equity	7,088.9	7,290.8
Total Liabilities and Shareholders’ Equity	$18,123.7	$14,991.4
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
Dollars in millions	2023	2022
Operating Activities
Net income	$378.5	$300.9
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	103.2	112.2
Amortization	79.4	111.2
Pension settlement loss (gain)	3.2	1.7
Unrealized loss (gain) on investment in equity securities – net	21.5	—
Share-based compensation expense	13.7	5.3
Loss (gain) on divestitures – net	12.6	(1.6)
Deferred income tax expense (benefit)	(16.3)	—
Other noncash adjustments – net	10.2	12.3
Defined benefit pension contributions	(1.8)	(71.8)
Changes in assets and liabilities, net of effect from divestitures:
Trade receivables	8.7	(87.1)
Inventories	(76.5)	(273.8)
Other current assets	2.0	19.1
Accounts payable	(92.9)	77.5
Accrued liabilities	34.7	20.8
Income and other taxes	(64.0)	(56.3)
Other – net	(21.4)	(4.4)
Net Cash Provided by (Used for) Operating Activities	394.8	166.0
Investing Activities
Additions to property, plant, and equipment	(299.0)	(190.4)
Other – net	5.3	(18.9)
Net Cash Provided by (Used for) Investing Activities	(293.7)	(209.3)
Financing Activities
Short-term borrowings (repayments) – net	—	118.2
Proceeds from long-term debt	3,485.0	—
Capitalized debt issuance costs	(28.9)	—
Quarterly dividends paid	(213.2)	(213.5)
Purchase of treasury shares	(372.4)	(7.9)
Proceeds from stock option exercises	1.2	6.1
Other – net	(4.0)	(1.7)
Net Cash Provided by (Used for) Financing Activities	2,867.7	(98.8)
Effect of exchange rate changes on cash	(0.7)	(0.7)
Net increase (decrease) in cash and cash equivalents	2,968.1	(142.8)
Cash and cash equivalents at beginning of period	655.8	169.9
Cash and Cash Equivalents at End of Period	$3,623.9	$27.1
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended October 31, 2023
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2023	104,398,618	$26.1	$5,371.8	$2,132.1	$(239.2)	$7,290.8
Net income				183.6		183.6
Other comprehensive income					10.2	10.2
Comprehensive income						193.8
Purchase of treasury shares	(2,410,863)	(0.6)	(132.1)	(242.9)		(375.6)
Stock plans	144,918	—	2.4	(1.1)		1.3
Cash dividends declared, $1.06 per common share				(106.9)		(106.9)
Balance at July 31, 2023	102,132,673	$25.5	$5,242.1	$1,964.8	$(229.0)	$7,003.4
Net income				194.9		194.9
Other comprehensive income (loss)					(11.5)	(11.5)
Comprehensive income						183.4
Purchase of treasury shares	(3,139)	—	(0.4)	—		(0.4)
Stock plans	25,067	—	11.1			11.1
Cash dividends declared, $1.06 per common share				(108.6)		(108.6)
Balance at October 31, 2023	102,154,601	$25.5	$5,252.8	$2,051.1	$(240.5)	$7,088.9

	Six Months Ended October 31, 2022
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2022	106,458,317	$26.6	$5,457.9	$2,893.0	$(237.4)	$8,140.1
Net income				109.8		109.8
Other comprehensive income					4.0	4.0
Comprehensive income						113.8
Purchase of treasury shares	(61,693)	—	(6.7)	(1.1)		(7.8)
Stock plans	162,735	—	6.5	—		6.5
Cash dividends declared, $1.02 per common share				(108.3)		(108.3)
Balance at July 31, 2022	106,559,359	$26.6	$5,457.7	$2,893.4	$(233.4)	$8,144.3
Net income				191.1		191.1
Other comprehensive income (loss)					(13.9)	(13.9)
Comprehensive income						177.2
Purchase of treasury shares	(580)	—	(0.1)	—		(0.1)
Stock plans	67,757	—	4.4			4.4
Cash dividends declared, $1.02 per common share				(108.5)		(108.5)
Balance at October 31, 2022	106,626,536	$26.6	$5,462.0	$2,976.0	$(247.3)	$8,217.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, unless otherwise noted, except per share data)
Note 1: Basis of Presentation
The unaudited interim condensed consolidated financial statements of The J.M. Smucker Company (“Company,” “we,” “us,” or “our”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.
Operating results for the six months ended October 31, 2023, are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2023.
Note 2: Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. It will be effective for us on May 1, 2024, with the option to early adopt at any time prior to the effective date and will require adoption on a retrospective basis. We are currently evaluating the impacts of the standard on our financial statements and disclosures.
In July 2023, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring current reporting about material cybersecurity incidents and annual disclosures on management’s processes for assessing, identifying, and managing material cybersecurity risks, the material impacts of cybersecurity threats and previous cybersecurity incidents, the Board of Directors’ (the “Board”) oversight of cybersecurity risks, and management’s role and expertise in assessing and managing material cybersecurity risks. SEC Release No. 33-11216 will be effective for us during the third quarter of 2024. We do not anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.
In May 2023, the SEC adopted the final rule under SEC Release No. 34-97424, Share Repurchase Disclosure Modernization, requiring disclosures related to issuers’ share repurchases pursuant to authorizations by the Board, inclusive of 10b5-1 plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that will provide investors with enhanced information to assess the purposes and effects of the repurchases. SEC Release No. 34-97424 would have been effective for us during the third quarter of 2024, but the SEC recently issued an order postponing the effective date. We do not anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.
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
In March 2022, the SEC issued the proposed rule under SEC Release No. 33-11042, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize the climate-related disclosures provided by public companies. This update will require the disclosure of greenhouse gas emissions, including Scope 1 and Scope 2 emissions, which will be subject to third-party assurance, as well as climate-related targets and goals, and how the Board and management oversee climate-related risks. As of October 31, 2023, these amendments were not adopted by the SEC; however, we anticipate that the adoption of these amendments will have a material impact on our financial statements and disclosures.

Note 3: Acquisition
During the second quarter of 2024, we announced a definitive agreement to acquire Hostess Brands, Inc. (“Hostess Brands”). On November 7, 2023, we completed the cash and stock transaction, valued at approximately $5.5 billion. The transaction was funded with new debt, inclusive of $3.5 billion of Senior Notes, a senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”) of $800.0, and $700.0 of short-term borrowings under our commercial paper program, as well as the issuance of approximately 4.0 million of our common shares valued at $450.2. For additional information on the financing associated with this transaction, refer to Note 8: Debt and Financing Arrangements and Note 16: Common Shares.
Hostess Brands is a manufacturer and marketer of sweet baked goods brands including Hostess® Donettes®, Twinkies®, CupCakes, DingDongs®, Zingers®, CoffeeCakes, HoHos®, Mini Muffins, and Fruit Pies, and the Voortman® cookie brand. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois. Approximately 3,000 employees transitioned with the business at close of the transaction.

The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition and is subject to change as we complete our analysis of their fair values during the measurement period not to exceed one year as permitted under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations. Due to the transaction closing subsequent to the second quarter of 2024, we will complete and disclose the preliminary purchase price allocation during the third quarter of 2024. However, we anticipate the majority of the purchase price will be allocated to goodwill and other intangible assets – net.
Note 4: Divestitures
On October 17, 2023, we entered into a definitive agreement to sell our Canada condiment business to TreeHouse Foods, Inc. (“TreeHouse Foods”). We expect the transaction to close during the third quarter of 2024, subject to customary closing conditions. The transaction includes Bick’s® pickles, Habitant® pickled beets, Woodman’s® horseradish, and McLarens® pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of approximately $60.0 in 2023, which were included in the International operating segment. The transaction is valued at approximately $20.0, subject to a working capital adjustment. In accordance with FASB ASC 805, Business Combinations, the transaction does not meet the definition of a business and will be accounted for as a sale of assets, resulting in no allocation of goodwill. Further, as of October 31, 2023, the disposal group met the criteria to be classified as held for sale, and as a result, a valuation allowance was established to reflect the fair value less costs to sell of the disposal group, which was based on the expected proceeds and the estimated carrying value of the net assets to be disposed. The valuation allowance was included within other current assets in the Condensed Consolidated Balance Sheet and the estimated pre-tax loss on the disposal group was included within other operating expense (income) – net in the Condensed Statement of Consolidated Income and within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Cash Flows.
On September 27, 2023, we entered into a definitive agreement to sell the Sahale Snacks® business to Second Nature Brands (“Second Nature”), which closed on November 1, 2023. The transaction included products sold under our Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of approximately $48.0 in 2023, primarily included in the U.S. Retail Consumer Foods segment. The transaction is valued at approximately $34.0, subject to a working capital adjustment. As of October 31, 2023, the disposal group met the criteria to be classified as held for sale, and as a result, a valuation allowance was established to reflect the fair value less costs to sell of the disposal group, which was based on the expected proceeds and the estimated carrying value of the net assets to be disposed. The valuation allowance was included within other current assets in the Condensed Consolidated Balance Sheet and the estimated pre-tax loss on the disposal group was included within other operating expense (income) – net in the Condensed Statement of Consolidated Income and within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Cash Flows.

The following table summarizes the net assets held for sale at October 31, 2023, inclusive of a valuation allowance, reflecting fair value less costs to sell.

	October 31, 2023
	Sahale Snacks	Condiments
Assets held for sale:
Inventories	$9.9	$27.6
Property, plant, and equipment – net	6.0	—
Operating lease right-of-use assets	1.9	—
Goodwill	11.5	—
Other intangible assets – net	14.7	6.9
Other noncurrent assets	0.3	—
Total assets held for sale	$44.3	$34.5
Liabilities held for sale:
Other current liabilities	$0.8	$—
Deferred income taxes	4.1	—
Other noncurrent liabilities	1.1	—
Total liabilities held for sale	6.0	—
Valuation allowance	(6.8)	(5.2)
Net assets held for sale	$31.5	$29.3
On April 28, 2023, we sold certain pet food brands to Post Holdings, Inc. (“Post”). The transaction included the Rachael Ray® Nutrish®, 9Lives®, Kibbles ’n Bits®, Nature’s Recipe®, and Gravy Train® brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, primarily included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during the fourth quarter of 2023, within other operating expense (income) – net in the Statement of Consolidated Income, net of a working capital adjustment and cash transaction costs. During 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were hedged as of October 31, 2023, and were subsequently settled for $466.3 on November 15, 2023. For additional information, see Note 10: Derivative Financial Instruments.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus Capital Management LP (“Nexus”). The transaction included products sold under the R.W. Knudsen® and TruRoots® brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic® beverages, dedicated manufacturing and distribution facilities in Chico, California and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Final net proceeds from the divestiture were $98.7, net of a working capital adjustment and cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses, of which $1.6 was recognized during the first quarter of 2023, within other operating expense (income) – net in the Condensed Statement of Consolidated Income, upon finalization of the working capital adjustment.
Note 5: Special Project Costs
Special project costs primarily consist of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, and restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs and retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with divestiture, acquisition, integration, and restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These special project costs are reported in cost of products sold, other special project costs, other debt costs, and other income (expense) – net in the Condensed Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Divestiture Costs: We incurred $0.5 of employee-related costs during the three months ended October 31, 2023, related to the recently announced divestitures of our Sahale Snacks and Canada condiment businesses. We expect to incur approximately $4.6 primarily in employee-related costs associated with these divestitures, all of which are expected to be cash charges and will be primarily recognized in 2024. The obligation related to severance and retention bonuses was $0.5 at October 31, 2023. For additional information, see Note 4: Divestitures.
Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $210.0 and include transaction costs, employee-related costs, and other transition and termination charges. Of the total anticipated integration costs, approximately half reflect transaction costs, with the remainder split between employee-related costs and other transition and termination charges, the majority of which are expected to be cash charges. All integration costs are expected to be incurred by the end of 2026, with over half of the costs expected to be recognized in 2024. We have incurred $26.2 of total integration costs during the three months ended October 31, 2023, all of which were cash charges and primarily related to transaction costs incurred related to a 364-day senior unsecured Bridge Term Loan Credit Facility (“Bridge Loan”) that provided committed financing for the acquisition. For additional information, see Note 3: Acquisition.

Restructuring Costs: A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape and was further expanded in 2022 to include the costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses as well as the closure of certain production facilities. The restructuring activities were considered complete as of April 30, 2023. The costs incurred associated with these restructuring activities included other transition and termination costs related to our cost reduction and margin management initiatives, inclusive of accelerated depreciation, as well as employee-related costs.
The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended October 31, 2022	Six Months Ended October 31, 2022	Total Costs Incurred to Date at April 30, 2023
Employee-related costs	$0.7	$1.8	$27.1
Other transition and termination costs	2.8	4.2	36.6
Total restructuring costs	$3.5	$6.0	$63.7
The obligation related to severance costs and retention bonuses was $1.6 at April 30, 2023, and was fully satisfied during the first quarter of 2024. Cumulative noncash charges incurred through April 30, 2023, were $33.2, and included $2.2 and $7.0 incurred during the three and six months ended October 31, 2022, respectively, which primarily consisted of accelerated depreciation.
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
Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which we manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as amortization expense and impairment charges related to intangible assets, gains and losses on divestitures, the net change in cumulative unallocated gains and losses on commodity and foreign currency exchange derivative activities (“change in net cumulative unallocated derivative gains and losses”), special project costs, as well as corporate administrative expenses.
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
Subsequent to the second quarter of 2024, we acquired Hostess Brands in a cash and stock transaction on November 7, 2023, as discussed in Note 3: Acquisition. As a result, beginning with the third quarter of 2024, we will present a new reportable segment, Sweet Baked Snacks, and the U.S. Retail Consumer Foods reportable segment will be renamed U.S. Retail Frozen Handheld and Spreads. With the exception of renaming the current U.S. Retail Consumer Foods reportable segment, we do not anticipate any other changes to the internal or external reporting of our reportable segments.
The following table reconciles segment profit to income before income taxes.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net sales:
U.S. Retail Coffee	$685.7	$709.8	$1,310.8	$1,307.7
U.S. Retail Consumer Foods	464.3	432.2	928.3	743.3
U.S. Retail Pet Foods (A)	464.0	765.2	905.0	1,494.2
International and Away From Home	324.6	297.9	599.7	532.9
Total net sales	$1,938.6	$2,205.1	$3,743.8	$4,078.1
Segment profit:
U.S. Retail Coffee	$171.0	$187.7	$341.1	$333.6
U.S. Retail Consumer Foods	128.5	100.3	234.2	155.1
U.S. Retail Pet Foods (A)	97.2	120.1	178.5	240.4
International and Away From Home	60.2	41.5	96.6	58.1
Total segment profit	$456.9	$449.6	$850.4	$787.2
Amortization	(39.6)	(55.6)	(79.4)	(111.2)
Gain (loss) on divestitures – net	(13.8)	—	(12.6)	1.6
Interest expense – net	(35.1)	(39.7)	(67.2)	(78.8)
Change in net cumulative unallocated derivative gains and losses	(26.3)	(27.1)	(15.9)	(60.9)
Cost of products sold – special project costs (B)	—	(2.8)	—	(3.9)
Other special project costs (B)	(6.8)	(0.7)	(6.8)	(2.1)
Other debt costs (B)	(19.5)	—	(19.5)	—
Corporate administrative expenses	(71.5)	(70.0)	(133.3)	(137.6)
Other income (expense) – net (B)	5.1	(0.8)	(27.9)	(0.3)
Income before income taxes	$249.4	$252.9	$487.8	$394.0
(A)On April 28, 2023, we sold certain pet food brands to Post, and the divested net sales were primarily included in the U.S. Retail Pet Foods segment. For more information, see Note 4: Divestitures.
(B)Includes certain divestiture, acquisition, integration, and restructuring costs. For more information, see Note 5: Special Project Costs and Note 8: Debt and Financing Arrangements.

The following table presents certain geographical information.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net sales:
United States	$1,796.3	$2,062.1	$3,472.7	$3,822.0
International:
Canada	$118.9	$119.2	$221.2	$213.0
All other international	23.4	23.8	49.9	43.1
Total international	$142.3	$143.0	$271.1	$256.1
Total net sales	$1,938.6	$2,205.1	$3,743.8	$4,078.1
The following table presents product category information.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022	Primary Reportable Segment (A)
Coffee	$778.4	$799.6	$1,487.5	$1,479.5	U.S. Retail Coffee
Pet snacks	255.9	260.2	499.3	504.4	U.S. Retail Pet Foods (C)
Peanut butter	200.6	192.9	412.6	253.5	U.S. Retail Consumer Foods
Cat food	204.6	284.7	395.7	550.1	U.S. Retail Pet Foods (C)
Frozen handheld	211.8	168.3	391.2	328.8	U.S. Retail Consumer Foods
Fruit spreads	106.9	103.7	213.5	203.8	U.S. Retail Consumer Foods
Portion control	53.0	43.5	101.6	71.3	Other (D)
Dog food	20.3	246.3	47.1	488.0	U.S. Retail Pet Foods (B) (C)
Toppings and syrups	21.9	21.7	46.7	46.1	U.S. Retail Consumer Foods
Baking mixes and ingredients	30.1	28.8	44.9	45.1	Other (D)
Other	55.1	55.4	103.7	107.5	Other (D)
Total net sales	$1,938.6	$2,205.1	$3,743.8	$4,078.1
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)During the three and six months ended October 31, 2022, the net sales within this product category were primarily related to the divested pet food brands, primarily included in the U.S. Retail Pet Foods segment. For more information, see Note 4: Divestitures.
(C)During the three and six months ended October 31, 2023, a portion of the net sales within this product category relates to sales associated with a contract manufacturing agreement resulting from the divestiture of certain pet food brands, primarily included in the U.S. Retail Pet Foods segment. This agreement will continue through the remainder of 2024 and into 2025.
(D)Primarily represents the International and Away From Home operating segments, which are combined for segment reporting purposes.
Note 7: Earnings per Share
We computed net income per common share (“basic earnings per share”) under the two-class method for the three and six months ended October 31, 2023 and 2022, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. For the three and six months ended October 31, 2023 and 2022, the computation of net income per common share – assuming dilution (“diluted earnings per share”) was more dilutive under the treasury stock method, as compared to the two-class method. Therefore, the treasury stock method was used in accordance with FASB ASC 260, Earnings Per Share.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net income	$194.9	$191.1	$378.5	$300.9
Less: Net income allocated to participating securities	0.1	0.3	0.2	0.5
Net income allocated to common stockholders	$194.8	$190.8	$378.3	$300.4
Weighted-average common shares outstanding	102.1	106.5	102.3	106.4
Add: Dilutive effect of stock options	0.1	—	0.1	0.1
Weighted-average common shares outstanding – assuming dilution	102.2	106.5	102.4	106.5
Net income per common share	$1.91	$1.79	$3.70	$2.82
Net income per common share – assuming dilution	$1.91	$1.79	$3.70	$2.82
The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net income	$194.9	$191.1	$378.5	$300.9
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	102.1	106.5	102.3	106.4
Add: Dilutive effect of stock options	0.1	—	0.1	0.1
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	0.2	0.4	0.2	0.3
Weighted-average common shares outstanding – assuming dilution	102.4	106.9	102.6	106.8
Net income per common share – assuming dilution	$1.90	$1.79	$3.69	$2.82
Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	October 31, 2023		April 30, 2023
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due March 15, 2025	$1,000.0	$998.8	$1,000.0	$998.4
3.38% Senior Notes due December 15, 2027	500.0	498.2	500.0	498.0
5.90% Senior Notes due November 15, 2028	750.0	744.4	—	—
2.38% Senior Notes due March 15, 2030	500.0	496.9	500.0	496.7
2.13% Senior Notes due March 15, 2032	500.0	494.8	500.0	494.4
6.20% Senior Notes due November 15, 2033	1,000.0	991.7	—	—
4.25% Senior Notes due March 15, 2035	650.0	645.3	650.0	645.1
2.75% Senior Notes due September 15, 2041	300.0	297.4	300.0	297.3
6.50% Senior Notes due November 15, 2043	750.0	736.6	—	—
4.38% Senior Notes due March 15, 2045	600.0	588.4	600.0	588.2
3.55% Senior Notes due March 15, 2050	300.0	296.2	300.0	296.1
6.50% Senior Notes due November 15, 2053	1,000.0	983.0	—	—
Total long-term debt	$7,850.0	$7,771.7	$4,350.0	$4,314.2
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.

In September 2023, we entered into a Term Loan with a group of banks for an unsecured $800.0 term facility. Borrowings under the Term Loan bear interest on the prevailing Secured Overnight Financing Rate (“SOFR”) and are payable at the end of the borrowing term. The Term Loan matures on November 7, 2026, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of October 31, 2023, no balance was drawn on the Term Loan. On November 7, 2023, the full amount was drawn on the Term Loan at an interest rate of 6.67 percent, to partially finance the acquisition of Hostess Brands, as discussed in Note 3: Acquisition. Capitalized debt issuance costs associated with the Term Loan will be amortized to interest expense – net on the Condensed Statements of Consolidated Income over the time period for which the debt is outstanding.
In September 2023, we entered into a commitment letter for a $5.2 billion Bridge Loan that provided committed financing for the acquisition of Hostess Brands, as disclosed in Note 3: Acquisition. No balances were drawn against this facility, as the commitment letter was terminated after completion of the Senior Notes offering and drawing on the Term Loan. Included in other debt costs on the Condensed Statement of Consolidated Income at October 31, 2023, was $19.5 related to financing fees associated with the Bridge Loan.
In October 2023, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. The Senior Notes included $29.5 of capitalized debt issuance costs and $15.0 of offering discounts to be amortized to interest expense – net on the Condensed Statements of Consolidated Income over the time period for which the debt is outstanding. The net proceeds from the offering were used to partially finance the acquisition of Hostess Brands.

All of our Senior Notes outstanding at October 31, 2023, are unsecured and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, SOFR, Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at October 31, 2023, or April 30, 2023.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2023 and April 30, 2023, we did not have a balance outstanding under the commercial paper program. However, on November 7, 2023, we issued $700.0 of short-term borrowings under our commercial paper program at a weighted-average interest rate of 5.47 percent, to partially finance the acquisition of Hostess Brands. Further, we sold all 5.4 million shares of our investment in Post common stock on November 15, 2023 for $466.3, and as a result, these funds were used to partially pay down the commercial paper balance outstanding.

Interest paid totaled $65.2 and $67.9 for the three months ended October 31, 2023 and 2022, respectively, and $73.6 and $77.3 for the six months ended October 31, 2023 and 2022, respectively. This differs from interest expense due to capitalized interest, the effect of interest rate contracts, the timing of interest payments, amortization of debt issuance costs and discounts, and the payment of other debt fees.

Our debt instruments contain covenant restrictions, including an interest coverage ratio. As of October 31, 2023, we are in compliance with all covenants.

Note 9: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2023	2022	2023	2022
Service cost	$0.3	$0.3	$0.2	$0.3
Interest cost	4.7	4.4	0.7	0.6
Expected return on plan assets	(4.1)	(4.1)	—	—
Amortization of net actuarial loss (gain)	0.8	1.0	(0.4)	(0.3)
Amortization of prior service cost (credit)	—	0.3	(0.2)	(0.3)
Settlement loss (gain)	—	1.7	—	—
Net periodic benefit cost	$1.7	$3.6	$0.3	$0.3

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2023	2022	2023	2022
Service cost	$0.5	$0.6	$0.4	$0.5
Interest cost	9.3	8.8	1.3	1.2
Expected return on plan assets	(8.2)	(8.1)	—	—
Amortization of net actuarial loss (gain)	1.7	2.0	(0.8)	(0.6)
Amortization of prior service cost (credit)	0.1	0.4	(0.3)	(0.4)
Settlement loss (gain)	3.2	1.7	—	—
Net periodic benefit cost	$6.6	$5.4	$0.6	$0.7

In 2021, we transferred obligations of our Canadian defined benefit pension plan to an insurance company through the purchase of an irrevocable group annuity contract (the “Canadian buy-out contract”). The group annuity contract was purchased using assets from the pension trust. During the first quarter of 2024, we received Board Resolution to proceed with distribution of the surplus that remains within the Canadian defined benefit pension plan. As a result, we recognized a noncash pre-tax settlement charge of $3.2 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members, which is subject to regulatory approval before a payout can be made. The settlement charge was included within other income (expense) – net in the Condensed Statement of Consolidated Income. We did not recognize any charges related to the Canadian buy-out contract during the six months ended October 31, 2022.

During the first six months of 2023, we made contributions of $70.0 to increase funding for our U.S. qualified defined benefit pension plans. Additionally, we made direct benefit payments of $1.8 for both the six months ended October 31, 2023 and 2022.
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
Equity Forward Derivative: During the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third party to facilitate the forward sale of the Post common stock. We do not qualify the forward sale derivative contract for hedge accounting treatment, and as a result, derivative gains and losses associated with the economic hedge are immediately recognized in earnings within other income (expense) – net in the Condensed Statement of Consolidated Income, netting with the change in fair value of the underlying shares. All 5.4 million shares of Post common stock were hedged as of October 31, 2023. During the three and six months ended October 31, 2023, we recognized an unrealized gain on the transaction of $33.0 and $33.6, respectively. On November 15, 2023, we settled the equity forward contract for $466.3. For additional information, see Note 4: Divestitures.
The following table presents the gross notional value of outstanding derivative contracts.

	October 31, 2023	April 30, 2023
Commodity contracts	$328.8	$448.1
Foreign currency exchange contracts	107.6	98.1
Equity forward contract	432.7	—
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2023
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$7.5	$8.4	$—	$—
Foreign currency exchange contracts	3.2	—	—	—
Equity forward contract	33.6	—	—	—
Total derivative instruments	$44.3	$8.4	$—	$—

	April 30, 2023
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$18.1	$14.7	$—	$—
Foreign currency exchange contracts	1.4	0.1	—	—
Total derivative instruments	$19.5	$14.8	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $11.5 and $17.0 at October 31, 2023, and April 30, 2023, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin accounts is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold in the Condensed Statements of Consolidated Income on derivatives not designated as hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Derivative gains (losses) on commodity contracts	$(5.0)	$(19.3)	$2.8	$(28.2)
Derivative gains (losses) on foreign currency exchange contracts	4.8	4.8	2.6	4.6
Total derivative gains (losses) recognized in cost of products sold	$(0.2)	$(14.5)	$5.4	$(23.6)
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net derivative gains (losses) recognized and classified as unallocated	$(0.2)	$(14.5)	$5.4	$(23.6)
Less: Net derivative gains (losses) reclassified to segment operating profit	26.1	12.6	21.3	37.3
Change in net cumulative unallocated derivative gains and losses	$(26.3)	$(27.1)	$(15.9)	$(60.9)
Net cumulative unallocated derivative gains and losses net to zero at October 31, 2023 and were $15.9 at April 30, 2023.
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
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.4)	(3.5)	(6.8)	(6.8)
Change in accumulated other comprehensive income (loss)	$3.4	$3.5	$6.8	$6.8
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $35.1 and $39.7 for the three months ended October 31, 2023 and 2022, respectively, and $67.2 and $78.8 for the six months ended October 31, 2023 and 2022, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.

Included as a component of accumulated other comprehensive income (loss) at October 31, 2023, and April 30, 2023, were deferred net pre-tax losses of $193.9 and $200.7, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at October 31, 2023, and April 30, 2023, was $45.5 and $47.1, respectively. Approximately $13.6 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	October 31, 2023		April 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$22.4	$22.4	$24.0	$24.0
Derivative financial instruments – net	35.9	35.9	4.7	4.7
Investment in equity securities	432.7	432.7	487.8	487.8
Total long-term debt	(7,771.7)	(7,156.5)	(4,314.2)	(3,879.1)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at October 31, 2023
Marketable securities and other investments: (A)
Equity mutual funds	$5.0	$—	$—	$5.0
Municipal obligations	—	17.1	—	17.1
Money market funds	0.3	—	—	0.3
Derivative financial instruments: (B)
Commodity contracts – net	(1.4)	0.5	—	(0.9)
Foreign currency exchange contracts – net	0.9	2.3	—	3.2
Equity forward contract – net	—	33.6	—	33.6
Investment in equity securities (C)	432.7	—	—	432.7
Total long-term debt (D)	(7,156.5)	—	—	(7,156.5)
Total financial instruments measured at fair value	$(6,719.0)	$53.5	$—	$(6,665.5)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2023
Marketable securities and other investments: (A)
Equity mutual funds	$5.0	$—	$—	$5.0
Municipal obligations	—	18.6	—	18.6
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	2.7	0.7	—	3.4
Foreign currency exchange contracts – net	0.2	1.1	—	1.3
Investment in equity securities (C)	487.8	—	—	487.8
Total long-term debt (D)	(3,879.1)	—	—	(3,879.1)
Total financial instruments measured at fair value	$(3,383.0)	$20.4	$—	$(3,362.6)
(A)Marketable securities and other investments consists of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of October 31, 2023, our municipal obligations are scheduled to mature as follows: $0.7 in 2024, $1.3 in 2025, $0.8 in 2026, $4.4 in 2027, $0.4 in 2028, and the remaining $9.5 in 2029 and beyond.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity, foreign currency exchange, and equity forward derivatives are valued using quoted prices for similar assets or liabilities in active markets. The unrealized pre-tax gain on the equity forward derivative was included in other income (expense) – net in the Condensed Statement of Consolidated Income. In addition, all 5.4 million shares of Post common stock were hedged as of October 31, 2023. On November 15, 2023, we settled the equity forward contract for $466.3.For additional information, see Note 10: Derivative Financial Instruments.
(C)The market approach is utilized to measure the fair value of equity securities. The investment in equity securities represents our equity interest in Post of approximately 9 percent as of October 31, 2023, which is valued using the trading value of Post common stock. During the six months ended October 31, 2023, we recognized an unrealized pre-tax loss of $55.1 on the investment, which was included in other income (expense) – net in the Condensed Statement of Consolidated Income. On November 15, 2023, we sold all 5.4 million shares of Post common stock, and they settled for $466.3. For additional information, see Note 4: Divestitures.
(D)Long-term debt is composed of public Senior Notes, which are traded in an active secondary market and valued using quoted prices. For additional information, see Note 8: Debt and Financing Arrangements.
As of October 31, 2023, the Sahale Snacks and Canada condiment business disposal groups met the criteria to be classified as held for sale, and as a result, a valuation allowance of $6.8 and $5.2, respectively, were established to reflect the fair value less costs to sell of the disposal groups, which was based on the expected proceeds and the estimated carrying value of the net assets to be disposed. The estimated pre-tax loss on the disposal groups were included within other operating expense (income) – net in the Condensed Statement of Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the disposal groups. For additional information, see Note 4: Divestitures.
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

Because the interest rate implicit in the lease cannot be readily determined for the majority of our leases, we utilize our incremental borrowing rate to present value lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate. As of October 31, 2023, we have entered into operating lease commitments related to one distribution center and one commercial property for which the leases have not yet commenced as of that date. The leases will begin during the third quarter of 2024, and upon commencement, we expect to recognize aggregate right-of-use assets and lease liabilities of approximately $12.0 in the Condensed Consolidated Balance Sheet.

In addition, as of October 31, 2023, we have entered into a financing lease commitment related to equipment for which the lease has not yet commenced as of that date. The lease will begin during the third quarter of 2024, and upon commencement, we expect to recognize a right-of-use asset and lease liability of approximately $1.1 in the Condensed Consolidated Balance Sheet.
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2023	April 30, 2023
Operating lease right-of-use assets	$158.4	$103.0
Operating lease liabilities:
Current operating lease liabilities	$33.2	$33.2
Noncurrent operating lease liabilities	132.9	77.2
Total operating lease liabilities	$166.1	$110.4

Finance lease right-of-use assets:
Machinery and equipment	$14.5	$7.7
Accumulated depreciation	(6.5)	(4.4)
Total property, plant, and equipment	$8.0	$3.3
Finance lease liabilities:
Other current liabilities	$2.2	$1.2
Other noncurrent liabilities	6.0	2.2
Total finance lease liabilities	$8.2	$3.4
The following table summarizes the components of lease expense.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Operating lease cost	$11.2	$10.3	$23.9	$20.8
Finance lease cost:
Amortization of right-of-use assets	1.7	0.4	2.0	0.8
Interest on lease liabilities	0.2	—	0.3	—
Variable lease cost	5.1	5.6	11.2	11.7
Short-term lease cost	11.2	10.8	20.6	22.6
Total lease cost (A)	$29.4	$27.1	$58.0	$55.9
(A)Total lease cost does not include sublease income which is immaterial for all years presented.

The following table sets forth cash flow and noncash information related to leases.

	Six Months Ended October 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.9	$21.6
Operating cash flows from finance leases	0.3	—
Financing cash flows from finance leases	1.9	1.0
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$75.2	$1.6
Finance leases	6.5	1.3
The following table summarizes the maturity of our lease liabilities by fiscal year.

	October 31, 2023
	Operating Leases	Finance Leases
2024 (remainder of the year)	$20.6	$1.3
2025	35.8	2.4
2026	32.8	2.0
2027	18.8	1.7
2028	14.3	1.4
2029 and beyond	72.4	0.3
Total undiscounted minimum lease payments	$194.7	$9.1
Less: Imputed interest	28.6	0.9
Lease liabilities	$166.1	$8.2
The following table sets forth the weighted average remaining lease term and discount rate.

	October 31, 2023	April 30, 2023
Weighted average remaining lease term (in years):
Operating leases	4.0	4.8
Finance leases	6.8	3.1

Weighted average discount rate:
Operating leases	4.1%	3.3%
Finance leases	4.5%	2.4%
Note 13: Income Taxes
The effective income tax rates for the three months ended October 31, 2023 and 2022, were 21.9 and 24.4 percent, respectively, and for the six months ended October 31, 2023 and 2022, were 22.4 and 23.6 percent, respectively. During the three and six months ended October 31, 2023, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes, partially offset by the recognition of a deductible outside basis difference related to the divestiture of the Sahale Snacks brand, which was classified as held for sale as of October 31, 2023, as discussed in Note 4: Divestitures. During the three and six months ended October 31, 2022, the effective income tax rate varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes.
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

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2023	$(34.3)	$(153.6)	$(52.7)	$1.4	$(239.2)
Reclassification adjustments	—	6.8	3.9	—	10.7
Current period credit (charge)	(6.6)	—	(3.2)	(0.5)	(10.3)
Income tax benefit (expense)	—	(1.6)	(0.2)	0.1	(1.7)
Balance at October 31, 2023	$(40.9)	$(148.4)	$(52.2)	$1.0	$(240.5)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2022	$(21.1)	$(163.9)	$(54.2)	$1.8	$(237.4)
Reclassification adjustments	—	6.8	3.1	—	9.9
Current period credit (charge)	(15.0)	—	(1.8)	(1.3)	(18.1)
Income tax benefit (expense)	—	(1.7)	(0.4)	0.4	(1.7)
Balance at October 31, 2022	$(36.1)	$(158.8)	$(53.3)	$0.9	$(247.3)
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
Note 15: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at October 31, 2023. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
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
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of October 31, 2023, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility and temporarily paused shipments from our Memphis, Tennessee facility. No other products produced at our other facilities were affected by the recall. In June 2022, we resumed manufacturing at our Lexington facility, as well as shipping from our Memphis facility. We partnered with retailers to restock

Jif peanut butter products during the first quarter of 2023 and returned to normal levels at the end of 2023. We recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. Approximately $25.0 and $90.0 of direct costs were recognized during the three and six months ended October 31, 2022, and no significant direct costs were recognized during the three and six months ended October 31, 2023.
Further, the U.S. Food and Drug Administration (the “FDA”) issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We have responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we have worked diligently to further strengthen our already stringent quality processes, including doubling our finished product testing and tripling our environmental testing to verify the efficacy of our actions. The FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of October 31, 2023, and the likelihood of loss is not considered probable or estimable.
Note 16: Common Shares
The following table sets forth common share information.

	October 31, 2023	April 30, 2023
Common shares authorized	300.0	300.0
Common shares outstanding	102.2	104.4
Treasury shares	44.3	42.1
Repurchase Program: On March 2, 2023, we entered into a share repurchase plan (the “10b5-1 Plan”) established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. During the six months ended October 31, 2023, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase. In accordance with The Inflation Reduction Act of 2022, H.R. 5376 (the “Inflation Reduction Act”), a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024, and included within additional capital in our Condensed Consolidated Balance Sheet.
During the six months ended October 31, 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. All other share repurchases during the six months ended October 31, 2023 and 2022, consisted of shares repurchased from stock plan recipients in lieu of cash payments.
On November 7, 2023, we acquired Hostess Brands, and as a result, we issued approximately 4.0 million common shares valued at $450.2 in exchange for the outstanding shares of Hostess Brands common stock. The shares issued were based on each outstanding share of Hostess Brands common stock receiving $30.00 per share in cash and 0.03002 shares of our common shares, which represents a value of $4.25 based on the closing stock price of our common shares on September 8, 2023, the last trading day preceding September 11, 2023, the date on which the execution of the Hostess Brands merger agreement was publicly announced. For additional information on the acquisition of Hostess Brands, see Note 3: Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and six months ended October 31, 2023 and 2022. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
During the second quarter of 2024, we announced a definitive agreement to acquire Hostess Brands. On November 7, 2023, we completed the cash and stock transaction, valued at approximately $5.5 billion. The transaction was funded with new debt, inclusive of $3.5 billion of Senior Notes, a Term Loan of $800.0, and $700.0 of short-term borrowings under our commercial paper program, as well as the issuance of approximately 4.0 million of our common shares valued at $450.2. Hostess Brands is a manufacturer and marketer of sweet baked goods brands including Hostess Donettes, Twinkies, CupCakes, DingDongs, Zingers, CoffeeCakes, HoHos, Mini Muffins, and Fruit Pies, and the Voortman cookie brand. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois. Approximately 3,000 employees transitioned with the business at close of the transaction. We anticipate the acquired business to contribute net sales of approximately $650.0 in 2024. We anticipate cost synergies of approximately $100.0, which are expected to be achieved by the end of 2026.
On October 17, 2023, we entered into a definitive agreement to sell our Canada condiment business to TreeHouse Foods. We expect the transaction to close during the third quarter of 2024, subject to customary closing conditions. The transaction includes Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of approximately $60.0 in 2023, which were included in the International operating segment. The transaction is valued at approximately $20.0, subject to a working capital adjustment. As of October 31, 2023, the disposal group met the criteria to be classified as held for sale, and as a result, a valuation allowance was established to reflect the fair value less costs to sell of the disposal group, which was based on the expected proceeds and the estimated carrying value of the net assets to be disposed. The valuation allowance was included within other current assets in the Condensed Consolidated Balance Sheet and the estimated pre-tax loss on the disposal group was included within other operating expense (income) – net in the Condensed Statement of Consolidated Income and within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Cash Flows.
On September 27, 2023, we entered into a definitive agreement to sell the Sahale Snacks business to Second Nature, which closed on November 1, 2023. The transaction included products sold under our Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of approximately $48.0 in 2023, primarily included in the U.S. Retail Consumer Foods segment. The transaction is valued at approximately $34.0, subject to a working capital adjustment. As of October 31, 2023, the disposal group met the criteria to be classified as held for sale, and as a result, a valuation allowance was established to reflect the fair value less costs to sell of the disposal group, which was based on the expected proceeds and the estimated carrying value of the net assets to be disposed. The valuation allowance was included within other current assets in the Condensed Consolidated Balance Sheet and the estimated pre-tax loss on the disposal group was included within other operating expense (income) – net in the Condensed Statement of Consolidated Income and within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Cash Flows.
On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, primarily included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during the fourth quarter of 2023, within other operating expense (income) – net in the Statement of Consolidated Income, net of a working capital adjustment and cash transaction costs. During 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were hedged as of October 31, 2023, and were subsequently settled for $466.3 on November 15, 2023. For additional information, see Note 10: Derivative Financial Instruments.

On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Final net proceeds from the divestiture were $98.7, net of a working capital adjustment and cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses, of which $1.6 was recognized during the first quarter of 2023, within other operating expense (income) – net in the Condensed Statement of Consolidated Income, upon finalization of the working capital adjustment.
For additional information, see Note 3: Acquisition and Note 4: Divestitures.
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
Trends Affecting our Business
During the first half of 2024, we continued to experience a dynamic macroeconomic environment, which we anticipate will persist through the remainder of 2024, although with less volatility than experienced in 2023. In addition, an increase in costs may require us to implement price increases across our business in 2024, and we anticipate the price elasticity of demand will remain elevated throughout 2024 while consumers continue to experience broader inflationary pressures.

It is possible significant disruptions in our supply chain could occur if certain geopolitical events continue to impact markets around the world, including the impact of potential shipping delays due to supply and demand imbalances, as well as labor shortages. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety, business continuity, and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during periods of high demand. However, to the extent that high demand levels or supply chain disruptions delay order fulfillment, we may experience volume loss and elevated penalties. Although we do not have any operations in Russia or Ukraine, we continue to monitor the environment for any significant escalation or expansion of economic or supply chain disruptions, including broader inflationary costs, as well as regional or global economic recessions. During the first half of 2024, we continued to experience high volatility in the price of grains, oils, and fat-based products as a result of the conflict between Russia and Ukraine, which may continue to have an adverse impact on our results of operations during the remainder of 2024.

Overall, broad-based supply chain disruptions and the impact of inflation remain uncertain. We will continue to evaluate the nature and extent to which supply chain disruptions and inflation will impact our business; results of operations; financial condition; and liquidity.

Results of Operations

	Three Months Ended October 31,			Six Months Ended October 31,
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Net sales	$1,938.6	$2,205.1	(12)%	$3,743.8	$4,078.1	(8)%
Gross profit	$724.2	$701.1	3	$1,379.0	$1,253.6	10
% of net sales	37.4%	31.8%		36.8%	30.7%
Operating income	$298.9	$293.4	2	$602.4	$473.1	27
% of net sales	15.4%	13.3%		16.1%	11.6%
Net income:
Net income	$194.9	$191.1	2	$378.5	$300.9	26
Net income per common share – assuming dilution	$1.90	$1.79	6	$3.69	$2.82	31
Adjusted gross profit (A)	$750.5	$731.0	3	$1,394.9	$1,318.4	6
% of net sales	38.7%	33.2%		37.3%	32.3%
Adjusted operating income (A)	$385.4	$379.6	2	$717.1	$649.6	10
% of net sales	19.9%	17.2%		19.2%	15.9%
Adjusted income: (A)
Income	$265.0	$256.2	3	$492.0	$434.3	13
Earnings per share – assuming dilution	$2.59	$2.40	8	$4.80	$4.07	18
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2023	2022	Increase (Decrease)	%	2023	2022	Increase (Decrease)	%
Net sales	$1,938.6	$2,205.1	$(266.5)	(12)%	$3,743.8	$4,078.1	$(334.3)	(8)%
Pet food brands divestiture	—	(385.0)	385.0	17	—	(759.1)	759.1	19
Foreign currency exchange	2.5	—	2.5	—	6.3	—	6.3	—
Net sales excluding divestiture and foreign currency exchange (A)	$1,941.1	$1,820.1	$121.0	7%	$3,750.1	$3,319.0	$431.1	13%
Amounts may not add due to rounding.
(A)     Net sales excluding divestiture and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the second quarter of 2024 decreased $266.5, or 12 percent, which includes $385.0 of noncomparable net sales in the prior year related to the divestiture of certain pet food brands. Net sales excluding the divestiture and foreign currency exchange increased $121.0, or 7 percent. Favorable volume/mix contributed 4 percentage points to net sales, primarily driven by Smucker’s Uncrustables® frozen sandwiches and contract manufacturing sales related to the divested pet food brands, partially offset by a decrease for Jif peanut butter. Higher net price realization contributed 3 percentage points to net sales, primarily due to list price increases for our U.S. Retail Pet Foods and U.S. Retail Consumer Foods segments and for International and Away From Home, partially offset by a net price decline for the U.S. Retail Coffee segment.
Net sales in the first six months of 2024 decreased $334.3, or 8 percent, which includes $759.1 of noncomparable net sales in the prior year related to the divestiture of certain pet food brands. Net sales excluding the divestiture and foreign currency exchange increased $431.1, or 13 percent. Favorable volume/mix contributed 8 percentage points to net sales, primarily driven by Jif peanut butter due to lapping the impact of the product recall in the prior year, contract manufacturing sales related to the divested pet food brands, Smucker’s Uncrustables frozen sandwiches, and coffee products. Higher net price realization contributed 5 percentage points to net sales, primarily due to list price increases for our U.S. Retail Pet Foods and U.S. Retail Consumer Foods segments and for International and Away From Home and the favorable impact of lapping customer returns and fees related to the Jif peanut butter product recall in the prior year, partially offset by a net price decline for the U.S. Retail Coffee segment.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Gross profit	37.4%	31.8%	36.8%	30.7%
Selling, distribution, and administrative expenses:
Marketing	5.6%	5.1%	5.3%	5.1%
Selling	2.7	2.5	3.1	3.1
Distribution	3.1	3.5	3.3	3.7
General and administrative	5.8	4.9	5.6	5.3
Total selling, distribution, and administrative expenses	17.2%	16.1%	17.3%	17.1%
Amortization	2.0	2.5	2.1	2.7
Other special project costs	0.4	—	0.2	0.1
Other operating expense (income) – net	2.3	(0.1)	1.2	(0.8)
Operating income	15.4%	13.3%	16.1%	11.6%
Amounts may not add due to rounding.
Gross profit increased $23.1, or 3 percent, in the second quarter of 2024, primarily reflecting higher net price realization, lower green coffee costs, and favorable volume/mix, partially offset by the noncomparable impact of the divested pet food brands.
Operating income increased $5.5, or 2 percent, primarily driven by the increase in gross profit, a $20.8 decrease in selling, distribution, and administrative (“SD&A”) expenses, and a $16.0 decrease in amortization expense as a result of the divested pet food brands. These benefits were partially offset by a $48.3 decrease in net other operating income, primarily reflecting a $39.1 unfavorable impact related to the termination of a supplier agreement and the net pre-tax loss on divestitures.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”), primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit, increased $19.5, or 3 percent, in the second quarter of 2024. Operating income excluding non-GAAP adjustments (“adjusted operating income”) increased $5.8, or 2 percent, as compared to the prior year, further reflecting the exclusion of amortization expense, the net pre-tax loss on divestitures, and special project costs.
Gross profit increased $125.4, or 10 percent, in the first six months of 2024, primarily reflecting higher net price realization, favorable volume/mix, including the price and cost benefits from lapping the impact of the Jif peanut butter product recall, and lower green coffee costs. The increase in gross profit was partially offset by the noncomparable impact of the divested pet food brands.
Operating income increased $129.3, or 27 percent, primarily driven by the increase in gross profit, a $51.0 decrease in SD&A expenses, and a $31.8 decrease in amortization expense as a result of the divested pet food brands, partially offset by a $74.2 decrease in net other operating income, primarily reflecting the unfavorable impact related to the termination of a supplier agreement, lapping the prior year insurance recovery from the Jif peanut butter product recall, and the net pre-tax loss on divestitures.
Adjusted gross profit, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit, decreased $76.5, or 6 percent, in the first six months of 2024. Adjusted operating income increased $67.5, or 10 percent, as compared to the prior year, further reflecting the exclusion of amortization expense, the net pre-tax loss on divestitures, and special project costs.
Interest Expense
Net interest expense decreased $4.6 and $11.6 in the second quarter and first six months of 2024, respectively, primarily due to an increase in interest income, reflecting an increase in our cash investments and higher interest rates as compared to the prior year, and a decrease in interest expense related to our commercial paper program, as there was no balance outstanding as of October 31, 2023. The decrease in net interest expense was partially offset by increased interest expense related to the new

Senior Notes issued during the second quarter of 2024 to partially fund the acquisition of Hostess Brands. For additional information, refer to Note 8: Debt and Financing Arrangements.
Income Taxes
Income taxes decreased $7.3, or 12 percent, in the second quarter of 2024, primarily due to the lower effective income tax rate of 21.9 percent, as compared to 24.4 percent, and the decrease in income before income taxes. Income taxes increased $16.2, or 17 percent, in the first six months of 2024, primarily due to the increase in income before income taxes, partially offset by a lower effective income tax rate of 22.4 percent, as compared to 23.6 percent. During the current year, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to state income taxes, partially offset by the recognition of a deductible outside basis difference related to the divestiture of the Sahale Snacks brand, which was classified as held for sale as of October 31, 2023. During the prior year, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to the impact of state income taxes. We anticipate a full-year effective income tax rate for 2024 of approximately 26.4 percent, inclusive of the estimated impact of the acquisition of Hostess Brands. For further information, refer to Note 13: Income Taxes.
Special Project Costs
Divestiture Costs: We expect to incur approximately $4.6 primarily in employee-related costs associated with the recently announced divestitures of our Sahale Snacks and Canada condiment businesses, all of which are expected to be cash charges and will primarily be recognized in 2024. We incurred $0.5 of employee-related costs during the three months ended October 31, 2023, related to these divestitures.

Integration Costs: We expect to incur approximately $210.0 in integration costs related to the acquisition of Hostess Brands, which include transaction costs, employee-related costs, and other transition and termination charges. Of the total anticipated integration costs, approximately half reflect transaction costs, with the remainder split between employee-related costs and other transition and termination charges, the majority of which are expected to be cash charges. We have incurred $26.2 of total integration costs during the three months ended October 31, 2023, all of which were cash charges and primarily related to transaction costs incurred related to the Bridge Loan that provided committed financing for the acquisition. All remaining integration costs are expected to be incurred by the end of 2026, with over half of the costs expected to be recognized in 2024.

Restructuring Costs: A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape and was further expanded in 2022 to include the costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses as well as the closure of certain production facilities. The restructuring activities were considered complete as of April 30, 2023. The costs incurred associated with these restructuring activities included other transition and termination costs related to our cost reduction and margin management initiatives, inclusive of accelerated depreciation, as well as employee-related costs. We incurred total cumulative restructuring costs of $63.7.

For further information, refer to Note 5: Special Project Costs.
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
Subsequent to the second quarter of 2024, we acquired Hostess Brands in a cash and stock transaction on November 7, 2023, as discussed in Note 3: Acquisition. As a result, beginning with the third quarter of 2024, we will present a new reportable segment, Sweet Baked Snacks, and the U.S. Retail Consumer Foods reportable segment will be renamed U.S. Retail Frozen Handheld and Spreads. With the exception of renaming the current U.S. Retail Consumer Foods reportable segment, we do not anticipate any other changes to the internal or external reporting of our reportable segments.

	Three Months Ended October 31,			Six Months Ended October 31,
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$685.7	$709.8	(3)%	$1,310.8	$1,307.7	—%
U.S. Retail Consumer Foods	464.3	432.2	7	928.3	743.3	25
U.S. Retail Pet Foods	464.0	765.2	(39)	905.0	1,494.2	(39)
International and Away From Home	324.6	297.9	9	599.7	532.9	13
Segment profit:
U.S. Retail Coffee	$171.0	$187.7	(9)%	$341.1	$333.6	2%
U.S. Retail Consumer Foods	128.5	100.3	28	234.2	155.1	51
U.S. Retail Pet Foods	97.2	120.1	(19)	178.5	240.4	(26)
International and Away From Home	60.2	41.5	45	96.6	58.1	66
Segment profit margin:
U.S. Retail Coffee	24.9%	26.4%		26.0%	25.5%
U.S. Retail Consumer Foods	27.7	23.2		25.2	20.9
U.S. Retail Pet Foods	20.9	15.7		19.7	16.1
International and Away From Home	18.5	13.9		16.1	10.9
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $24.1 in the second quarter of 2024, reflecting a 4 percentage point decrease to net sales from lower net price realization, primarily driven by list price decreases, partially offset by reduced trade spend. Volume/mix was neutral to net sales, as increases for the Café Bustelo and Dunkin’ brands were mostly offset by the Folgers brand. Segment profit decreased $16.7, primarily reflecting the $39.1 unfavorable impact related to the termination of a supplier agreement, partially offset by a favorable net impact of decreased commodity costs and lower net price realization.
The U.S. Retail Coffee segment net sales increased $3.1 in the first six months of 2024. Favorable volume/mix contributed 2 percentage points to net sales, primarily driven by the Café Bustelo and Dunkin’ brands. Net price realization decreased net sales by 2 percentage points, primarily reflecting list price decreases, partially offset by reduced trade spend. Segment profit increased $7.5, primarily reflecting a favorable net impact of decreased commodity costs and lower net price realization and favorable volume/mix, partially offset by the unfavorable impact related to the termination of a supplier agreement.
U.S. Retail Consumer Foods
The U.S. Retail Consumer Foods segment net sales increased $32.1 in the second quarter of 2024. Higher net price realization contributed 7 percentage points to net sales, primarily reflecting a favorable impact of lapping customer returns and fees related to the Jif peanut butter product recall in the prior year and a list price increase for Jif peanut butter. Volume/mix was neutral to net sales, as an increase for Smucker’s Uncrustables frozen sandwiches was mostly offset by a decrease for Jif peanut butter. Segment profit increased $28.2, primarily reflecting higher net price realization and lower costs, inclusive of a favorable impact of lapping the recall, partially offset by higher marketing spend.
The U.S. Retail Consumer Foods segment net sales increased $185.0 in the first six months of 2024. Net price realization contributed 13 percentage points to net sales, primarily reflecting the favorable impact of lapping customer returns and fees related to the Jif peanut butter product recall in the prior year and the list price increase for Jif peanut butter. Volume/mix increased net sales by 12 percentage points, primarily driven by Jif peanut butter and Smucker’s Uncrustables frozen sandwiches. Segment profit increased $79.1, primarily reflecting a net favorable impact of lapping the recall and favorable volume/mix for Smucker’s Uncrustables frozen sandwiches, partially offset by an unfavorable net impact of increased costs and higher net price realization and higher marketing spend.

U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $301.2 in the second quarter of 2024, including the impact of $377.8 of noncomparable net sales in the prior year related to the divestiture of certain pet food brands. Excluding the noncomparable impact of the divested brands, net sales increased $76.6, or 20 percent. Favorable volume/mix contributed 12 percentage points to net sales, primarily reflecting $38.4 of contract manufacturing sales related to the divested pet food brands and growth for dog snacks, primarily driven by the Milk-Bone brand. Higher net price realization increased net sales by 8 percentage points, primarily reflecting list price increases across the portfolio. Segment profit decreased $22.9, reflecting the impact of noncomparable segment profit in the prior year related to the divested brands and increased distribution costs, partially offset by a favorable net impact of higher net price realization and increased costs and favorable volume/mix.
The U.S. Retail Pet Foods segment net sales decreased $589.2 in the first six months of 2024, including the impact of $745.5 of noncomparable net sales in the prior year related to the divestiture of certain pet food brands. Excluding the noncomparable impact of the divested brands, net sales increased $156.3, or 21 percent. Favorable volume/mix contributed 12 percentage points to net sales, primarily reflecting $89.0 of contract manufacturing sales related to the divested pet food brands and the Milk-Bone brand, partially offset by the Pup-Peroni brand. Higher net price realization increased net sales by 9 percentage points, primarily reflecting list price increases across the majority of the portfolio, partially offset by increased trade spend. Segment profit decreased $61.9, reflecting the impact of noncomparable segment profit in the prior year related to the divested brands, increased distribution costs, and higher marketing spend, partially offset by a favorable net impact of higher net price realization and increased costs and favorable volume/mix.
International and Away From Home
International and Away From Home net sales increased $26.7 in the second quarter of 2024, including the noncomparable impact of $7.2 of net sales in the prior year related to the divested pet food brands and $2.5 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested brands and foreign currency exchange, net sales increased $36.4, or 13 percent. Favorable volume/mix contributed 7 percentage points to net sales, primarily reflecting increases for frozen handheld and coffee products. Net price realization contributed 5 percentage points to net sales, primarily driven by list price increases across the majority of the portfolio, partially offset by increased trade spend. Segment profit increased $18.7, primarily driven by higher net price realization and favorable volume/mix.
International and Away From Home net sales increased $66.8 in the first six months of 2024, including the noncomparable impact of $13.6 of net sales in the prior year related to the divested pet food brands and $6.3 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested brands and foreign currency exchange, net sales increased $86.7, or 17 percent. Favorable volume/mix contributed 10 percentage points to net sales, primarily reflecting increases for portion control, peanut butter, inclusive of the impact of lapping the Jif peanut butter product recall in the prior year, frozen handheld, and coffee products. Net price realization contributed 6 percentage points to net sales, primarily driven by list price increases across the portfolio, partially offset by increased trade spend. Segment profit increased $38.5, primarily driven by favorable volume/mix, reflecting the recovery from the Jif peanut butter product recall, and a favorable net impact of higher net price realization and increased costs.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents increased to $3,623.9 at October 31, 2023, compared to $655.8 at April 30, 2023, primarily reflecting the proceeds received from long-term debt to partially finance the acquisition of Hostess Brands subsequent to the quarter.

The following table presents selected cash flow information.

	Six Months Ended October 31,
	2023	2022
Net cash provided by (used for) operating activities	$394.8	$166.0
Net cash provided by (used for) investing activities	(293.7)	(209.3)
Net cash provided by (used for) financing activities	2,867.7	(98.8)

Net cash provided by (used for) operating activities	$394.8	$166.0
Additions to property, plant, and equipment	(299.0)	(190.4)
Free cash flow (A)	$95.8	$(24.4)
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $228.8 increase in cash provided by operating activities in the first six months of 2024 was primarily driven by lower working capital requirements in 2024, lapping the $70.0 contribution to our U.S. qualified defined benefit pension plans in the prior year, and higher net income adjusted for noncash items in the current year. The cash required to fund working capital decreased compared to the prior year primarily driven by the moderation of input cost inflation related to our inventories and an increase in cash from trade receivables due to the timing of sales and payments, partially offset by a decrease in cash for accounts payable due to timing.
Cash used for investing activities in the first six months of 2024 consisted primarily of $299.0 in capital expenditures, primarily driven by investments in Smucker’s Uncrustables frozen sandwiches to support the new manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities. Cash used for investing activities in the first six months of 2023 consisted primarily of $190.4 in capital expenditures, primarily related to the new manufacturing and distribution facilities in McCalla, Alabama, and capacity expansions in Longmont, Colorado, as well as plant maintenance across our facilities. Furthermore, an increase in collateral pledged of $23.3 in our derivative cash margin account balances contributed to the use of cash in 2023.
Cash provided by financing activities in the first six months of 2024 consisted primarily of proceeds from long-term debt of $3,485.0, partially offset by the purchase of treasury shares of $372.4 and dividend payments of $213.2. Cash used for financing activities in the first six months of 2023 consisted primarily of dividend payments of $213.5, partially offset by a net increase in short-term borrowings of $118.2.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements as our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. As of October 31, 2023, and April 30, 2023, $402.7 and $414.2 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first six months of 2024 and 2023, we paid $882.8 and $692.4, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at October 31, 2023. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

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
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of October 31, 2023, and the likelihood of loss is not considered probable or estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility and temporarily paused shipments from our Memphis, Tennessee facility. No other products produced at our other facilities were affected by the recall. In June 2022, we resumed manufacturing at our Lexington facility, as well as shipping from our Memphis facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023 and returned to normal levels at the end of 2023. We recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Consumer Foods segment. Approximately $25.0 and $90.0 of direct costs were recognized during the three and six months ended October 31, 2022, and no significant direct costs were recognized during the three and six months ended October 31, 2023.
Further, the FDA issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We have responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we have worked diligently to further strengthen our already stringent quality processes, including doubling our finished product testing and tripling our environmental testing to verify the efficacy of our actions. The FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of October 31, 2023, and the likelihood of loss is not considered probable or estimable.
Capital Resources
The following table presents our capital structure.

	October 31, 2023	April 30, 2023
Long-term debt	$7,771.7	$4,314.2
Shareholders’ equity	7,088.9	7,290.8
Total capital	$14,860.6	$11,605.0
In September 2023, we entered into a Term Loan with a group of banks for an unsecured $800.0 term facility. Borrowings under the Term Loan bear interest on the prevailing SOFR and are payable at the end of the borrowing term. The Term Loan matures on November 7, 2026, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. As of October 31, 2023, no balance was drawn on the Term Loan. On November 7, 2023, the full amount was drawn on the Term Loan at an interest rate of 6.67 percent, to partially finance the acquisition of Hostess Brands, as discussed in Note 3: Acquisition.
In September 2023, we entered into a commitment letter for a $5.2 billion Bridge Loan that provided committed financing for the acquisition of Hostess Brands, as disclosed in Note 3: Acquisition. No balances were drawn against this facility, as the commitment letter was terminated after completion of the Senior Notes offering and drawing on the Term Loan.
In October 2023, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. The net proceeds from the offering were used to partially finance the acquisition of Hostess Brands.

We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2023, we did not have a balance outstanding under the commercial paper program. However, on November 7, 2023, we issued $700.0 of short-term borrowings under our commercial paper program at a weighted-average interest rate of 5.47 percent, to partially finance the acquisition of Hostess Brands. Further, we sold all 5.4 million shares of our investment in Post common stock on November 15, 2023 for $466.3, and as a result, these funds were used to partially pay down the commercial paper balance outstanding.
We are in compliance with all our debt covenants as of October 31, 2023, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
Dividend payments were $213.2 and $213.5 in the first six months of 2024 and 2023, respectively, and quarterly dividends declared per share were $1.06 and $1.02 in the first six months of 2024 and 2023, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income, financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
On March 2, 2023, we entered into the 10b5-1 Plan established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. During the six months ended October 31, 2023, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase. In accordance with the Inflation Reduction Act, a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024 and included within additional capital in our Condensed Consolidated Balance Sheet.
During the six months ended October 31, 2022, we did not repurchase any common shares under a repurchase plan authorized by the Board. All other share repurchases during the six months ended October 31, 2023 and 2022, consisted of shares repurchased from stock plan recipients in lieu of cash payments.
On November 7, 2023, we acquired Hostess Brands, and as a result, we issued approximately 4.0 million common shares valued at $450.2 in exchange for the outstanding shares of Hostess Brands common stock. The shares issued were based on each outstanding share of Hostess Brands common stock receiving $30.00 per share in cash and 0.03002 shares of our common shares, which represents a value of $4.25 based on the closing stock price of our common shares on September 8, 2023, the last trading day preceding September 11, 2023, the date on which the execution of the Hostess Brands merger agreement was publicly announced. For additional information on the acquisition of Hostess Brands, see Note 3: Acquisition.
In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama, dedicated to the production of Smucker’s Uncrustables frozen sandwiches. Construction of this facility began in 2022, with production expected to begin in 2025. The project demonstrates our commitment to meet increasing demand for this highly successful product and deliver on our strategy to focus on brands with the most significant growth opportunities. Construction of the facility and production will occur in three phases over multiple years and will result in the creation of up to 750 jobs. Financial investments and job creation will align with each of the three phases.
Absent any material acquisitions, apart from the recent acquisition of Hostess Brands, or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our revolving credit facility and commercial paper program, and access to capital markets, will be sufficient to meet our cash requirements for the next 12 months, including the payment of quarterly dividends, principal and interest payments on debt outstanding, and capital expenditures, including an estimated $60.0 of additional capital expenditures related to the acquisition of Hostess Brands for the second half of 2024. However, as a result of the current macroeconomic environment and the recent acquisition, we may experience an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future. We continue to evaluate these risks, which could affect our financial condition or our ability to fund operations or future investment opportunities.
As of October 31, 2023, total cash and cash equivalents of $35.8 was held by our foreign subsidiaries, primarily in Canada. We have not repatriated foreign cash to the U.S. during the first six months of 2024.

Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
During the second quarter of 2024, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. In addition, on November 7, 2023, we entered into a Term Loan with a group of banks for an unsecured $800.0 term facility. The Senior Notes and Term Loan were used to partially finance the acquisition of Hostess Brands. For additional information, see Note 8: Debt and Financing Arrangements. As of October 31, 2023, there were no other material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2023.
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Gross profit reconciliation:
Gross profit	$724.2	$701.1	$1,379.0	$1,253.6
Change in net cumulative unallocated derivative gains and losses	26.3	27.1	15.9	60.9
Cost of products sold – special project costs (A)	—	2.8	—	3.9
Adjusted gross profit	$750.5	$731.0	$1,394.9	$1,318.4
Operating income reconciliation:
Operating income	$298.9	$293.4	$602.4	$473.1
Amortization	39.6	55.6	79.4	111.2
Loss (gain) on divestitures – net	13.8	—	12.6	(1.6)
Change in net cumulative unallocated derivative gains and losses	26.3	27.1	15.9	60.9
Cost of products sold – special project costs (A)	—	2.8	—	3.9
Other special project costs (A)	6.8	0.7	6.8	2.1
Adjusted operating income	$385.4	$379.6	$717.1	$649.6
Net income reconciliation:
Net income	$194.9	$191.1	$378.5	$300.9
Income tax expense	54.5	61.8	109.3	93.1
Amortization	39.6	55.6	79.4	111.2
Loss (gain) on divestitures – net	13.8	—	12.6	(1.6)
Change in net cumulative unallocated derivative gains and losses	26.3	27.1	15.9	60.9
Cost of products sold – special project costs (A)	—	2.8	—	3.9
Other special project costs (A)	6.8	0.7	6.8	2.1
Other debt costs – special project costs (A)	19.5	—	19.5	—
Other expense – special project costs (A)	0.4	—	0.4	—
Other infrequently occurring items:
Unrealized loss (gain) on investment in equity securities – net (B)	(5.9)	—	21.5	—
Pension plan termination settlement charge (C)	—	—	3.2	—
Adjusted income before income taxes	$349.9	$339.1	$647.1	$570.5
Income taxes, as adjusted	84.9	82.9	155.1	136.2
Adjusted income	$265.0	$256.2	$492.0	$434.3
Weighted-average shares – assuming dilution	102.4	106.9	102.6	106.8
Adjusted earnings per share – assuming dilution	$2.59	$2.40	$4.80	$4.07
(A)Includes certain divestiture, acquisition, integration, and restructuring costs. For more information, see Note 5: Special Project Costs, Note 6: Reportable Segments, and Note 8: Debt and Financing Arrangements.
(B)Unrealized loss (gain) on investment in equity securities includes unrealized gains and losses on the change in fair value on our investment in Post common stock and the related equity forward contract. For more information, see Note 4: Divestitures, Note 10: Derivative Financial Instruments, and Note 11: Other Financial Instruments and Fair Value Measurements.
(C)Represents the nonrecurring pre-tax settlement charge recognized during the first quarter of 2024 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members within our Canadian defined benefit plans, which is subject to regulatory approval before a payout can be made. For additional information, see Note 9: Pensions and Other Postretirement Benefits.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at October 31, 2023, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.
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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at October 31, 2023, would increase the fair value of our long-term debt by $317.4.
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

	October 31, 2023	April 30, 2023
High	$48.7	$53.9
Low	8.4	21.6
Average	25.6	39.7
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2023, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of October 31, 2023, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during the six months ended October 31, 2023. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:
•our ability to successfully integrate Hostess Brands’ operations and employees and to implement plans and achieve financial forecasts with respect to the Hostess Brands’ business;
•our ability to realize the anticipated benefits, including synergies and cost savings, related to the Hostess Brands acquisition, including the possibility that the expected benefits will not be realized or will not be realized within the expected time period;
•disruption from the acquisition of Hostess Brands by diverting the attention of our management and making it more difficult to maintain business and operational relationships;
•the negative effects of the acquisition of Hostess Brands on the market price of our common shares;
•the amount of the costs, fees, expenses, and charges and the risk of litigation related to the acquisition of Hostess Brands;
•the effect of the acquisition of Hostess Brands on our business relationships, operating results, ability to hire and retain key talent, and business generally;
•the effect of the sale of certain pet food brands on our ability to retain key personnel and to maintain relationships with customers, suppliers, and other business partners;
•disruptions or inefficiencies in our operations or supply chain, including any impact caused by product recalls, political instability, terrorism, armed hostilities (including the ongoing conflict between Russia and Ukraine), extreme weather conditions, natural disasters, pandemics (including the novel coronavirus), work stoppages or labor shortages, or other calamities;
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
•our ability to generate sufficient cash flow to continue operating under our capital deployment model, including capital expenditures, debt repayment to meet our deleveraging objectives, dividend payments, and share repurchases;
•a change in outlook or downgrade in our public credit ratings by a rating agency below investment grade;

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of October 31, 2023 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There have been no changes in our internal control over financial reporting during the six months ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors described below update the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2023, to include information on the recent acquisition of Hostess Brands and related debt financing.

Our operations are subject to the general risks associated with acquisitions, divestitures, and restructurings. Specifically, we may not realize all of the anticipated benefits of the acquisition of Hostess Brands, or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the Hostess Brands business.

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

In particular, our ability to realize the anticipated benefits of the acquisition of Hostess Brands will depend, to a large extent, on our ability to integrate the Hostess Brands business into Smucker. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Hostess Brands’ business practices and operations with our business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations, or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the transactions, and negatively impact the price of our common shares.

Specifically, the difficulties of combining the operations of Hostess Brands with our business include, among others:
•the diversion of management’s attention to integration matters;
•difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from combining the Hostess Brands business with our business;
•difficulties in the integration of operations and systems;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•challenges in keeping existing customers and obtaining new customers;
•challenges in attracting and retaining key personnel;
•unanticipated expenses resulting from integration activities and disputes with third parties; and
•unanticipated liabilities, such as environmental liabilities resulting from contamination at our properties or those of third parties.

In addition, we have made strategic divestitures of brands and businesses, including the recent sale of Sahale Snacks and our Canada condiment business, which is anticipated to close in the third quarter of 2024, as well as past divestitures of certain pet food brands, the natural beverage and grains, and private label dry pet food businesses, and we may do so in the future. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, our business and financial results could be negatively impacted. Further, we may incur asset impairment charges related to divestitures that reduce our profitability. Divestitures and related restructuring costs, such as the restructuring plan entered into in 2021, and concluded in 2023, require a significant amount of management and operational resources. These additional demands could divert management’s attention from core business operations, potentially adversely impacting existing business relationships and employee morale, resulting in negative impacts on our financial performance. For more information, see Note 4: Divestitures and Note 5: Special Project Costs.
Our business could be harmed by strikes or work stoppages.

As of October 31, 2023, 21 percent of our full-time employees, located at seven manufacturing locations, are covered by collective bargaining agreements. These contracts vary in term depending on location, with no contracts expiring in 2024. On November 7, 2023, we acquired Hostess Brands and approximately 42 percent of their employees, located at four manufacturing locations, were covered by collective bargaining agreements with no contracts expiring in 2024. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.
A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At October 31, 2023, the carrying value of goodwill and other intangible assets totaled $9.6 billion, compared to total assets of $18.1 billion and total shareholders’ equity of $7.1 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.

As of October 31, 2023, goodwill and indefinite-lived intangible assets totaled $5.2 billion and $2.6 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $1.6 billion and $1.1 billion, respectively, within the U.S. Retail Pet Foods segment, and $2.1 billion and $1.2 billion, respectively, within the U.S. Retail Coffee segment, which represent approximately 80 percent of the total goodwill and indefinite-lived intangible assets as of October 31, 2023. Furthermore, the goodwill within the U.S. Retail Pet Foods segment remains susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is primarily attributable to the recognition of these assets at fair value resulting from impairment charges and divestitures in recent years.

We do not believe that the Pet Foods reporting unit or any of the indefinite-lived assets within the U.S. Retail Pet Foods segment are more likely than not impaired as of October 31, 2023. However, significant adverse changes to the assumptions regarding the future performance of the U.S. Retail Pet Foods segment or its brands, a sustained adverse change to macroeconomic conditions, or a change to other assumptions could result in additional impairment losses in the future, which could be significant. As of April 30, 2023, the estimated fair value was substantially in excess of the carrying value for all reporting units and material indefinite-lived intangible assets, and in all such instances, the estimated fair value exceeded the carrying value by greater than 10 percent.

While we concluded there were no indicators of impairment as of October 31, 2023, any significant sustained adverse change in consumer purchasing behaviors, financial results, or macroeconomic conditions could result in future impairment.
In addition, as a result of the acquisition of Hostess Brands on November 7, 2023, we will recognize additional goodwill and other intangible assets, which will be included within the new Sweet Baked Snacks reportable segment, based on their estimated fair values on the acquisition date. Since carrying value will represent estimated fair value, these assets could be more susceptible to future impairment. A change to the assumptions regarding future performance of the business, or a portion of it, or a change to other assumptions, could result in significant impairment losses in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the second quarter of 2024, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2023 - August 31, 2023	78	$142.50	—	1,111,472
September 1, 2023 - September 30, 2023	3,086	125.15	—	1,111,472
October 1, 2023 - October 31, 2023	—	—	—	1,111,472
Total	3,164	$125.58	—	1,111,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(c)During the first six months of 2024, we repurchased approximately 2.4 million common shares under our repurchase program, as discussed in Note 16: Common Shares.
(d)    As of October 31, 2023, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 5. Other Information.
(c) Trading Plans
During the first six months of 2024, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 42 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 5, 2023	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chair of the Board, President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger by and among The J.M. Smucker Company, Hostess Brands, Inc. and SSF Holdings, Inc. dated as of September 10, 2023
4.1	Fifth Supplemental Indenture, dated as of October 25, 2023 between the Company and U.S. Bank Trust Company, N.A. (as successor to U.S. Bank N.A.)
4.2	Description of Capital Stock
10.1	Term Loan Credit Agreement, dated as of September 27, 2023, among the Company, as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.