Form 10-Q
period 2024-01-31
J M SMUCKER Co
filed 2024-02-27
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 106,175,550 common shares outstanding on February 20, 2024.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2024	2023	2024	2023
Net sales	$2,229.2	$2,216.3	$5,973.0	$6,294.4
Cost of products sold (A)	1,406.1	1,460.5	3,770.9	4,285.0
Gross Profit	823.1	755.8	2,202.1	2,009.4
Selling, distribution, and administrative expenses	374.2	380.9	1,021.3	1,079.0
Amortization	55.7	55.6	135.1	166.8
Other special project costs (A)	98.9	0.6	105.7	2.7
Other operating expense (income) – net	(3.1)	0.8	40.2	(30.1)
Operating Income	297.4	317.9	899.8	791.0
Interest expense – net	(99.8)	(37.9)	(167.0)	(116.7)
Other debt costs (A)	—	—	(19.5)	—
Other income (expense) – net (A)	(2.1)	(4.6)	(30.0)	(4.9)
Income Before Income Taxes	195.5	275.4	683.3	669.4
Income tax expense	75.1	66.9	184.4	160.0
Net Income	$120.4	$208.5	$498.9	$509.4
Earnings per common share:
Net Income	$1.14	$1.96	$4.82	$4.78
Net Income – Assuming Dilution	$1.13	$1.95	$4.81	$4.77
(A)Includes certain divestiture, acquisition, integration, and restructuring costs (“special project costs”). For more information, see Note 5: Special Project Costs, Note 6: Reportable Segments, and Note 9: Debt and Financing Arrangements.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2024	2023	2024	2023
Net income	$120.4	$208.5	$498.9	$509.4
Other comprehensive income (loss):
Foreign currency translation adjustments	9.0	6.5	2.4	(8.5)
Cash flow hedging derivative activity, net of tax	3.0	2.7	8.2	7.8
Pension and other postretirement benefit plans activity, net of tax	0.5	0.6	1.0	1.5
Available-for-sale securities activity, net of tax	0.6	0.3	0.2	(0.6)
Total Other Comprehensive Income (Loss)	13.1	10.1	11.8	0.2
Comprehensive Income	$133.5	$218.6	$510.7	$509.6
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	January 31, 2024	April 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$35.9	$655.8
Trade receivables – net	789.6	597.6
Inventories:
Finished products	601.3	657.6
Raw materials	386.3	352.2
Total Inventory	987.6	1,009.8
Investment in equity securities	—	487.8
Other current assets	110.9	107.7
Total Current Assets	1,924.0	2,858.7
Property, Plant, and Equipment
Land and land improvements	151.2	131.0
Buildings and fixtures	1,139.8	956.1
Machinery and equipment	2,879.6	2,443.5
Construction in progress	874.4	629.4
Gross Property, Plant, and Equipment	5,045.0	4,160.0
Accumulated depreciation	(2,040.1)	(1,920.5)
Total Property, Plant, and Equipment	3,004.9	2,239.5
Other Noncurrent Assets
Operating lease right-of-use assets	182.3	103.0
Goodwill	7,667.8	5,216.9
Other intangible assets – net	7,310.3	4,429.3
Other noncurrent assets	157.9	144.0
Total Other Noncurrent Assets	15,318.3	9,893.2
Total Assets	$20,247.2	$14,991.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,252.7	$1,392.6
Accrued trade marketing and merchandising	239.9	187.7
Short-term borrowings	418.0	—
Current operating lease liabilities	40.6	33.2
Other current liabilities	516.2	373.2
Total Current Liabilities	2,467.4	1,986.7
Noncurrent Liabilities
Long-term debt	8,121.1	4,314.2
Deferred income taxes	1,769.3	1,138.9
Noncurrent operating lease liabilities	151.4	77.2
Other noncurrent liabilities	177.9	183.6
Total Noncurrent Liabilities	10,219.7	5,713.9
Total Liabilities	12,687.1	7,700.6
Shareholders’ Equity
Common shares	26.5	26.1
Additional capital	5,706.0	5,371.8
Retained income	2,055.0	2,132.1
Accumulated other comprehensive income (loss)	(227.4)	(239.2)
Total Shareholders’ Equity	7,560.1	7,290.8
Total Liabilities and Shareholders’ Equity	$20,247.2	$14,991.4
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2024	2023
Operating Activities
Net income	$498.9	$509.4
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	170.7	172.0
Amortization	135.1	166.8
Realized loss on investment in equity securities – net	21.5	—
Share-based compensation expense	15.9	11.3
Loss (gain) on divestitures – net	12.9	(1.6)
Deferred income tax expense (benefit)	(22.1)	—
Other noncash adjustments – net	25.5	29.3
Settlement of interest rate contracts	42.5	—
Defined benefit pension contributions	(2.8)	(72.8)
Changes in assets and liabilities, net of effect from acquisition and divestitures:
Trade receivables	(10.8)	(10.7)
Inventories	55.3	(154.6)
Other current assets	13.2	69.4
Accounts payable	(147.9)	46.3
Accrued liabilities	61.8	26.2
Income and other taxes	(43.5)	(39.9)
Other – net	(24.9)	(0.5)
Net Cash Provided by (Used for) Operating Activities	801.3	750.6
Investing Activities
Business acquired, net of cash acquired	(3,920.6)	—
Proceeds from sale of equity securities	466.3	—
Additions to property, plant, and equipment	(455.9)	(332.3)
Proceeds from divestitures – net	50.5	1.6
Other – net	(1.5)	23.9
Net Cash Provided by (Used for) Investing Activities	(3,861.2)	(306.8)
Financing Activities
Short-term borrowings (repayments) – net	413.2	(185.2)
Proceeds from long-term debt	4,285.0	—
Repayments of long-term debt	(1,441.0)	—
Capitalized debt issuance costs	(32.1)	—
Quarterly dividends paid	(325.5)	(321.8)
Purchase of treasury shares	(372.5)	(8.0)
Payment of assumed tax receivable agreement obligation	(86.4)	—
Other – net	(1.2)	5.6
Net Cash Provided by (Used for) Financing Activities	2,439.5	(509.4)
Effect of exchange rate changes on cash	0.5	(0.1)
Net increase (decrease) in cash and cash equivalents	(619.9)	(65.7)
Cash and cash equivalents at beginning of period	655.8	169.9
Cash and Cash Equivalents at End of Period	$35.9	$104.2
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended January 31, 2024
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2023	104,398,618	$26.1	$5,371.8	$2,132.1	$(239.2)	$7,290.8
Net income				183.6		183.6
Other comprehensive income (loss)					10.2	10.2
Comprehensive income						193.8
Purchase of treasury shares	(2,410,863)	(0.6)	(132.1)	(242.9)		(375.6)
Stock plans	144,918	—	2.4	(1.1)		1.3
Cash dividends declared, $1.06 per common share				(106.9)		(106.9)
Balance at July 31, 2023	102,132,673	$25.5	$5,242.1	$1,964.8	$(229.0)	$7,003.4
Net income				194.9		194.9
Other comprehensive income (loss)					(11.5)	(11.5)
Comprehensive income						183.4
Purchase of treasury shares	(3,139)	—	(0.4)	—		(0.4)
Stock plans	25,067	—	11.1			11.1
Cash dividends declared, $1.06 per common share				(108.6)		(108.6)
Balance at October 31, 2023	102,154,601	$25.5	$5,252.8	$2,051.1	$(240.5)	$7,088.9
Net income				120.4		120.4
Other comprehensive income (loss)					13.1	13.1
Comprehensive income						133.5
Purchase of treasury shares	(1,101)	—	(0.1)	—		(0.1)
Issuance of shares for acquisition	3,989,915	1.0	449.2			450.2
Stock plans	33,904	—	4.1			4.1
Cash dividends declared, $1.06 per common share				(116.5)		(116.5)
Balance at January 31, 2024	106,177,319	$26.5	$5,706.0	$2,055.0	$(227.4)	$7,560.1

	Nine Months Ended January 31, 2023
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2022	106,458,317	$26.6	$5,457.9	$2,893.0	$(237.4)	$8,140.1
Net income				109.8		109.8
Other comprehensive income (loss)					4.0	4.0
Comprehensive income						113.8
Purchase of treasury shares	(61,693)	—	(6.7)	(1.1)		(7.8)
Stock plans	162,735	—	6.5	—		6.5
Cash dividends declared, $1.02 per common share				(108.3)		(108.3)
Balance at July 31, 2022	106,559,359	$26.6	$5,457.7	$2,893.4	$(233.4)	$8,144.3
Net income				191.1		191.1
Other comprehensive income (loss)					(13.9)	(13.9)
Comprehensive income						177.2
Purchase of treasury shares	(580)	—	(0.1)	—		(0.1)
Stock plans	67,757	—	4.4			4.4
Cash dividends declared, $1.02 per common share				(108.5)		(108.5)
Balance at October 31, 2022	106,626,536	$26.6	$5,462.0	$2,976.0	$(247.3)	$8,217.3
Net income				208.5		208.5
Other comprehensive income (loss)					10.1	10.1
Comprehensive income						218.6
Purchase of treasury shares	(746)	—	(0.1)	—		(0.1)
Stock plans	8,499	—	7.5			7.5
Cash dividends declared, $1.02 per common share				(108.3)		(108.3)
Balance at January 31, 2023	106,634,289	$26.6	$5,469.4	$3,076.2	$(237.2)	$8,335.0
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
Operating results for the nine months ended January 31, 2024, are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2023.
Note 2: Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 will improve the transparency and decision usefulness of income tax disclosures to better assess how operations and related tax risks affect tax rates and future cash flows on an interim and annual basis. It will be effective for us on May 1, 2025, with the option to early adopt at any time prior to the effective date and will require adoption on a retrospective basis. We are currently evaluating the impacts of the standard on our financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. It will be effective for our annual period beginning May 1, 2024, and interim periods beginning May 1, 2025, with the option to early adopt at any time prior to the effective date and will require adoption on a retrospective basis. We are currently evaluating the impacts of the standard on our financial statements and disclosures.
In July 2023, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring current reporting about material cybersecurity incidents and annual disclosures on management’s processes for assessing, identifying, and managing material cybersecurity risks, the material impacts of cybersecurity threats and previous cybersecurity incidents, the Board of Directors’ (the “Board”) oversight of cybersecurity risks, and management’s role and expertise in assessing and managing material cybersecurity risks. SEC Release No. 33-11216 was effective for us on November 1, 2023, and did not have a material impact on our financial statements and disclosures.
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
In March 2022, the SEC issued the proposed rule under SEC Release No. 33-11042, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize the climate-related disclosures provided by public companies. As proposed, this update will require the disclosure of greenhouse gas emissions, including Scope 1 and Scope 2 emissions, which will be subject to third-party assurance, as well as climate-related targets and goals, and information related to how the Board and management oversee climate-related risks. As of January 31, 2024, these amendments were not adopted by the SEC; however, we anticipate that the adoption of these amendments would have a material impact on our financial statements and disclosures.

Note 3: Acquisition
On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, Inc. (“Hostess Brands”). The total purchase consideration in connection with the acquisition was $5.4 billion, which reflects an exchange offer of all outstanding shares of Hostess Brands common stock at a price of $34.25 per share, consisting of $30.00 in cash and 0.03002 shares of our common shares, based on the closing stock price on September 8, 2023, that were exchanged for each share of Hostess Brands common stock as of the transaction date.
The purchase price included the issuance of approximately 4.0 million of our common shares to Hostess Brands’ shareholders, valued at $450.2, as discussed in Note 17: Common Shares. In addition, we paid $3.9 billion in cash, net of cash acquired, and assumed $991.0 of debt from Hostess Brands and $67.8 of an other debt-like item, reflecting consideration transferred for the cash payment of Hostess Brands’ employee equity awards. New debt of $5.0 billion was borrowed, consisting of $3.5 billion in Senior Notes, a $800.0 senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”), and $700.0 of short-term borrowings under our commercial paper program to partially fund the transaction and pay off the debt assumed as part of the acquisition. For additional information on the financing associated with this transaction, refer to Note 9: Debt and Financing Arrangements.
Hostess Brands is a manufacturer and marketer of sweet baked goods brands including Hostess® Donettes®, Twinkies®, CupCakes, DingDongs®, Zingers®, CoffeeCakes, HoHos®, Mini Muffins, and Fruit Pies, and the Voortman® cookie brand. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois. Approximately 3,000 employees transitioned with the business at the close of the transaction.
The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Hostess Brands operations, including $300.3 in net sales and $34.7 in operating income, are included within the Sweet Baked Snacks segment for the three months ended January 31, 2024. The operating income for the three months ended January 31, 2024, includes the recognition of an unfavorable fair value purchase accounting adjustment of $8.1, attributable to the acquired inventory, and excludes special project costs recognized within the segment.
The purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition on a provisional basis. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as such, the excess was allocated to goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Cash and cash equivalents	$135.0
Trade receivables – net	181.1
Inventories	65.9
Other current assets	7.1
Property, plant, and equipment – net	542.2
Operating lease right-of-use assets	17.2
Goodwill	2,461.1
Other intangible assets	3,036.8
Other noncurrent assets	43.5
Total assets acquired	$6,489.9
Liabilities assumed:
Accounts payable	$67.3
Current operating lease liabilities	4.7
Current liabilities	250.2
Deferred income taxes	655.0
Noncurrent operating lease liabilities	14.5
Other noncurrent liabilities	1.4
Total liabilities assumed	993.1
Net assets acquired	$5,496.8
Certain estimated fair values for the acquisition, including goodwill, intangible assets, property, plant, and equipment, and income taxes, are not yet finalized. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values at the date of the acquisition during the measurement period not to exceed one year, as permitted under FASB ASC 805, Business Combinations.
As a result of the acquisition, we recognized a total of $2.5 billion of goodwill within the Sweet Baked Snacks segment, of which $196.6 is expected to be deductible for tax purposes, which will be refined during the measurement period. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities as we integrate Hostess Brands into our Company. We are evaluating the impact of these anticipated operational synergies and growth opportunities across our reporting units and, as a result, have not allocated goodwill to our other reporting units as of January 31, 2024; however, we will complete our evaluation and allocate goodwill, as appropriate, by the end of the measurement period. The goodwill and indefinite-lived trademarks resulting from the acquisition are susceptible to future impairment charges. Any significant change in our near or long-term projections or macroeconomic conditions may result in future impairment charges as the carrying values of goodwill and indefinite-lived trademarks approximate estimated fair values.
The preliminary purchase price was allocated to the identifiable intangible assets acquired as follows:

Intangible assets with finite lives:
Customer and contractual relationships (25-year useful life)	$1,237.8
Non-competition agreements (varying useful lives)	36.9
Trademarks (5-year useful life)	9.9
Intangible assets with indefinite lives:
Trademarks	1,752.2
Total intangible assets	$3,036.8
The estimated annual amortization expense for the finite-lived intangible assets based on the preliminary purchase price allocation is $71.6.

Hostess Brands’ results of operations are included in our consolidated financial statements from the date of the transaction within our Sweet Baked Snacks segment. If the transaction had occurred on May 1, 2022, unaudited pro forma consolidated results for the three and nine months ended January 31, 2024 and 2023, would have been as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net sales	$2,253.2	$2,544.0	$6,707.1	$7,311.5
Net income	162.5	186.7	453.0	461.3
Net income per common share – assuming dilution	1.53	1.68	4.25	4.16
The unaudited pro forma consolidated results are based on our historical financial statements and those of Hostess Brands, and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented. The most significant pro forma adjustments relate to the elimination of nonrecurring acquisition-related costs incurred prior to the close of the transaction, amortization of acquired intangible assets, depreciation of acquired property, plant, and equipment, and interest expense associated with acquisition-related financing. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.
Note 4: Divestitures
On January 2, 2024, we sold our Canada condiment business to TreeHouse Foods, Inc. (“TreeHouse Foods”). The transaction included Bick’s® pickles, Habitant® pickled beets, Woodman’s® horseradish, and McLarens® pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of approximately $60.0 in 2023, which were included in the International operating segment. Net proceeds from the divestiture were $25.3, net of cash transaction costs and includes a receivable related to a preliminary working capital adjustment. During the second quarter of 2024, the disposal group was classified as held for sale, and as a result, an estimated pre-tax loss of $5.2 was recognized within other operating expense (income) – net in the Condensed Statement of Consolidated Income. Upon close of the transaction during the third quarter of 2024, the pre-tax loss was adjusted to $5.7, reflecting the fair value of the disposal group as of the transaction date.
On November 1, 2023, we sold our Sahale Snacks® business to Second Nature Brands (“Second Nature”). The transaction included products sold under our Sahale Snacks brand, inclusive of certain trademarks and licensing agreements; a leased manufacturing facility in Seattle, Washington; and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of approximately $48.0 in 2023, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $31.6, net of a working capital adjustment and cash transaction costs. During the second quarter of 2024, the disposal group was classified as held for sale, and as a result, an estimated pre-tax loss of $6.8 was recognized within other operating expense (income) – net in the Condensed Statement of Consolidated Income. Upon close of the transaction during the third quarter of 2024, the pre-tax loss was adjusted to $6.7, reflecting the fair value of the disposal group as of the transaction date.

The following table summarizes the net assets and liabilities disposed, which were measured at the lower of carrying amount or fair value less costs to sell.

	January 31, 2024
	Condiment	Sahale Snacks
Assets disposed:
Inventories	$23.9	$9.9
Property, plant, and equipment – net	—	6.0
Operating lease right-of-use assets	—	1.8
Goodwill	—	11.5
Other intangible assets – net	7.1	14.7
Other noncurrent assets	—	0.3
Total assets disposed	$31.0	$44.2
Liabilities disposed:
Other current liabilities	$—	$0.8
Deferred income taxes	—	4.1
Other noncurrent liabilities	—	1.0
Total liabilities disposed	—	5.9
Net assets disposed	$31.0	$38.3
On April 28, 2023, we sold certain pet food brands to Post Holdings, Inc. (“Post”). The transaction included the Rachael Ray® Nutrish®, 9Lives®, Kibbles ’n Bits®, Nature’s Recipe®, and Gravy Train® brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, primarily included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during the fourth quarter of 2023, within other operating expense (income) – net in the Statement of Consolidated Income, net of a working capital adjustment and transaction costs. During 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were settled for $466.3 on November 15, 2023. For additional information, see Note 11: Derivative Financial Instruments.
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
Note 5: Special Project Costs
Special project costs consist primarily of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, and restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs are generally recognized when deemed probable and estimable, retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with divestiture, acquisition, integration, and restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These special project costs are reported in cost of products sold, other special project costs, other debt costs, and other income (expense) – net in the Condensed

Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Divestiture Costs: Total divestiture costs related to the divested Sahale Snacks and Canada condiment businesses are anticipated to be approximately $6.0 and consist primarily of employee-related costs and lease termination costs, all of which are expected to be cash charges and recognized in 2024. We incurred $2.3 and $2.8 of employee-related costs during the three and nine months ended January 31, 2024, respectively, related to these divestitures. We also incurred $1.6 of other transition and termination costs during the third quarter of 2024, primarily related to lease termination costs. The obligation related to severance and retention bonuses was $1.5 at January 31, 2024. For additional information, see Note 4: Divestitures.
Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $210.0 and include transaction costs, employee-related costs, and other transition and termination charges. Of the total anticipated integration costs, approximately half reflect transaction costs, with the remainder split between employee-related costs and other transition and termination charges. The majority of the integration costs are expected to be cash charges incurred by the end of 2026, with over half of the costs expected to be recognized in 2024.
The following table summarizes our integration costs incurred related to the acquisition of Hostess Brands.

	Three Months Ended January 31, 2024	Nine Months Ended January 31, 2024
Transaction costs	$72.7	$98.9
Employee-related costs	16.3	16.3
Other transition and termination costs	5.9	5.9
Total integration costs	$94.9	$121.1
Noncash charges of $0.1 were included in employee-related costs incurred during both the three and nine months ended January 31, 2024. Transaction costs primarily reflect equity compensation pay-outs, legal fees, and a 364-day senior unsecured Bridge Term Loan Credit Facility (“Bridge Loan”) that provided committed financing for the acquisition of Hostess Brands. Other transition and termination costs primarily consist of consulting fees. The obligation related to severance and retention bonuses was $14.8 at January 31, 2024. For additional information, see Note 3: Acquisition.
Restructuring Costs: A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape, and was further expanded in 2022 to include the costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the closure of certain production facilities. The restructuring activities were considered complete as of April 30, 2023. The costs incurred associated with these restructuring activities included other transition and termination costs related to our cost reduction and margin management initiatives, inclusive of accelerated depreciation, as well as employee-related costs.
The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended January 31, 2023	Nine Months Ended January 31, 2023	Total Costs Incurred to Date at April 30, 2023
Employee-related costs	$0.3	$2.1	$27.1
Other transition and termination costs	1.3	5.5	36.6
Total restructuring costs	$1.6	$7.6	$63.7
The obligation related to severance costs and retention bonuses was $1.6 at April 30, 2023, and was fully satisfied during the first quarter of 2024. Cumulative noncash charges incurred through April 30, 2023, were $33.2, and included $3.2 and $10.2 incurred during the three and nine months ended January 31, 2023, respectively, which primarily consisted of accelerated depreciation.

Note 6: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, and Sweet Baked Snacks. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.
As disclosed in Note 3: Acquisition, we acquired Hostess Brands in a cash and stock transaction on November 7, 2023. The transaction resulted in a new reportable segment for 2024, Sweet Baked Snacks. Further, the historical U.S. Retail Consumer Foods reportable segment has been renamed to U.S. Retail Frozen Handheld and Spreads; however, there is no change to the manner in which the segment was previously presented. We do not anticipate any impact to our other historical reportable segments, as we do not anticipate any changes to the internal manner in which we will manage and report these reportable segments.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’®, and Café Bustelo® branded coffee; the U.S. Retail Frozen Handheld and Spreads segment primarily includes the domestic sales of Smucker’s® and Jif® branded products; the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix®, Milk-Bone®, Pup-Peroni®, and Canine Carry Outs® branded products; and the Sweet Baked Snacks segment primarily includes all domestic and foreign sales of Hostess and Voortman branded products in all channels. With the exception of Sweet Baked Snacks products, International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).
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

The following table reconciles segment profit to income before income taxes.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net sales:
U.S. Retail Coffee	$727.5	$735.1	$2,038.3	$2,042.8
U.S. Retail Frozen Handheld and Spreads	436.8	434.2	1,365.1	1,177.5
U.S. Retail Pet Foods (A)	465.2	758.6	1,370.2	2,252.8
Sweet Baked Snacks	300.3	—	300.3	—
International and Away From Home	299.4	288.4	899.1	821.3
Total net sales	$2,229.2	$2,216.3	$5,973.0	$6,294.4
Segment profit:
U.S. Retail Coffee	$207.8	$204.0	$548.9	$537.6
U.S. Retail Frozen Handheld and Spreads	104.1	94.1	338.3	249.2
U.S. Retail Pet Foods (A)	109.5	109.0	288.0	349.4
Sweet Baked Snacks	68.0	—	68.0	—
International and Away From Home	50.4	37.6	147.0	95.7
Total segment profit	$539.8	$444.7	$1,390.2	$1,231.9
Amortization	(55.7)	(55.6)	(135.1)	(166.8)
Gain (loss) on divestitures – net	(0.3)	—	(12.9)	1.6
Interest expense – net	(99.8)	(37.9)	(167.0)	(116.7)
Change in net cumulative unallocated derivative gains and losses	(5.2)	17.5	(21.1)	(43.4)
Cost of products sold – special project costs (B)	—	(1.0)	—	(4.9)
Other special project costs (B)	(98.9)	(0.6)	(105.7)	(2.7)
Other debt costs (B)	—	—	(19.5)	—
Corporate administrative expenses	(82.3)	(87.1)	(215.6)	(224.7)
Other income (expense) – net (B)	(2.1)	(4.6)	(30.0)	(4.9)
Income before income taxes	$195.5	$275.4	$683.3	$669.4
(A)On April 28, 2023, we sold certain pet food brands to Post, and the divested net sales were primarily included in the U.S. Retail Pet Foods segment. For more information, see Note 4: Divestitures.
(B)Includes certain divestiture, acquisition, integration, and restructuring costs. For more information, see Note 5: Special Project Costs and Note 9: Debt and Financing Arrangements.
The following table presents certain geographical information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net sales:
United States	$2,094.7	$2,080.8	$5,567.4	$5,902.8
International:
Canada	$111.8	$110.0	$333.0	$323.0
All other international	22.7	25.5	72.6	68.6
Total international	$134.5	$135.5	$405.6	$391.6
Total net sales	$2,229.2	$2,216.3	$5,973.0	$6,294.4

The following table presents product category information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023	Primary Reportable Segment (A)
Coffee	$817.6	$827.7	$2,305.1	$2,307.2	U.S. Retail Coffee
Pet snacks	261.0	269.0	760.3	773.4	U.S. Retail Pet Foods (B)
Peanut butter	204.5	184.6	617.1	438.1	U.S. Retail Frozen Handheld and Spreads
Cat food	203.4	271.3	599.1	821.4	U.S. Retail Pet Foods (B)
Frozen handheld	182.6	172.6	573.8	501.4	U.S. Retail Frozen Handheld and Spreads
Fruit spreads	108.2	110.2	321.7	314.0	U.S. Retail Frozen Handheld and Spreads
Sweet baked goods	270.2	—	270.2	—	Sweet Baked Snacks
Portion control	51.5	42.9	153.1	114.2	Other (D)
Baking mixes and ingredients	23.1	25.7	68.0	70.8	Other (D)
Toppings and syrups	21.0	21.1	67.7	67.2	U.S. Retail Frozen Handheld and Spreads
Dog food	17.4	241.8	64.5	729.8	U.S. Retail Pet Foods (B) (C)
Cookies	30.1	—	30.1	—	Sweet Baked Snacks
Other	38.6	49.4	142.3	156.9	Other (D)
Total net sales	$2,229.2	$2,216.3	$5,973.0	$6,294.4
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)During the three and nine months ended January 31, 2024, a portion of the net sales within this product category relates to sales associated with a contract manufacturing agreement resulting from the divestiture of certain pet food brands, primarily included in the U.S. Retail Pet Foods segment. This agreement will continue through the remainder of 2024 and into 2025.
(C)During the three and nine months ended January 31, 2023, the net sales within this product category were primarily related to the divested pet food brands, primarily included in the U.S. Retail Pet Foods segment. For more information, see Note 4: Divestitures.
(D)Primarily represents the International and Away From Home operating segments, which are combined for segment reporting purposes.
Note 7: Earnings per Share
We computed net income per common share (“basic earnings per share”) under the two-class method for the three and nine months ended January 31, 2024 and 2023, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. For the three and nine months ended January 31, 2024 and 2023, the computation of net income per common share – assuming dilution (“diluted earnings per share”) was more dilutive under the treasury stock method, as compared to the two-class method. Therefore, the treasury stock method was used in accordance with FASB ASC 260, Earnings Per Share.
The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net income	$120.4	$208.5	$498.9	$509.4
Less: Net income allocated to participating securities	—	0.2	0.2	0.7
Net income allocated to common stockholders	$120.4	$208.3	$498.7	$508.7
Weighted-average common shares outstanding	105.9	106.5	103.5	106.4
Add: Dilutive effect of stock options	—	0.1	—	0.1
Weighted-average common shares outstanding – assuming dilution	105.9	106.6	103.5	106.5
Net income per common share	$1.14	$1.96	$4.82	$4.78
Net income per common share – assuming dilution	$1.14	$1.95	$4.82	$4.78

The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net income	$120.4	$208.5	$498.9	$509.4
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	105.9	106.5	103.5	106.4
Add: Dilutive effect of stock options	—	0.1	—	0.1
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	0.2	0.4	0.3	0.4
Weighted-average common shares outstanding – assuming dilution	106.1	107.0	103.8	106.9
Net income per common share – assuming dilution	$1.13	$1.95	$4.81	$4.77

Note 8: Goodwill and Other Intangible Assets

The following table summarizes the changes in our goodwill.

	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Balance at April 30, 2023	$2,090.9	$1,147.5	$1,580.2	$—	$398.3	$5,216.9
Acquisition	—	—	—	2,461.1	—	2,461.1
Divestiture	—	(7.6)	—	—	(3.9)	(11.5)
Other (A)	—	—	—	—	1.3	1.3
Balance at January 31, 2024 (B)	$2,090.9	$1,139.9	$1,580.2	$2,461.1	$395.7	$7,667.8
(A)The amounts classified as other represent foreign currency translation adjustments.
(B)Included in goodwill as of April 30, 2023, are accumulated goodwill impairment charges of $242.9.
The following table summarizes our other intangible assets and related accumulated amortization and impairment charges including foreign currency exchange adjustments.

	January 31, 2024			April 30, 2023
	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,764.9	$1,840.4	$2,924.5	$3,499.0	$1,719.8	$1,779.2
Patents and technology	163.0	160.7	2.3	167.6	161.6	6.0
Trademarks	143.1	109.1	34.0	151.4	111.6	39.8
Total intangible assets subject to amortization	$5,071.0	$2,110.2	$2,960.8	$3,818.0	$1,993.0	$1,825.0
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$4,572.7	$223.2	$4,349.5	$2,830.7	$226.4	$2,604.3
Total other intangible assets	$9,643.7	$2,333.4	$7,310.3	$6,648.7	$2,219.4	$4,429.3

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1, and more often if indicators of impairment exist. As of January 31, 2024, there were no indicators of impairment, and as a result, we do not believe that any of our reporting units or material indefinite-lived intangible assets are more likely than not impaired. The goodwill within the U.S. Retail Pet Foods segment remains susceptible to future impairment charges due to narrow differences between fair value and carrying value. In addition, the goodwill and indefinite-lived trademarks within the Sweet Baked Snacks segment remain susceptible to future impairment charges, as the carrying values approximate estimated fair values due to the recent acquisition of Hostess Brands. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges for these segments.
Note 9: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	January 31, 2024		April 30, 2023
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due March 15, 2025	$1,000.0	$999.1	$1,000.0	$998.4
3.38% Senior Notes due December 15, 2027	500.0	498.3	500.0	498.0
5.90% Senior Notes due November 15, 2028	750.0	744.2	—	—
2.38% Senior Notes due March 15, 2030	500.0	497.1	500.0	496.7
2.13% Senior Notes due March 15, 2032	500.0	494.8	500.0	494.4
6.20% Senior Notes due November 15, 2033	1,000.0	991.3	—	—
4.25% Senior Notes due March 15, 2035	650.0	645.4	650.0	645.1
2.75% Senior Notes due September 15, 2041	300.0	297.4	300.0	297.3
6.50% Senior Notes due November 15, 2043	750.0	736.3	—	—
4.38% Senior Notes due March 15, 2045	600.0	588.6	600.0	588.2
3.55% Senior Notes due March 15, 2050	300.0	296.2	300.0	296.1
6.50% Senior Notes due November 15, 2053	1,000.0	982.5	—	—
Term Loan Credit Agreement due November 7, 2026	350.0	349.9	—	—
Total long-term debt	$8,200.0	$8,121.1	$4,350.0	$4,314.2
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
In September 2023, we entered into a Term Loan with a group of banks for an unsecured $800.0 term facility. Borrowings under the Term Loan bear interest on the prevailing Secured Overnight Financing Rate (“SOFR”) and are payable at the end of the borrowing term. The Term Loan matures on November 7, 2026, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. In November 2023, the full amount was drawn on the Term Loan to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition, as discussed in Note 3: Acquisition. Capitalized debt issuance costs associated with the Term Loan will be amortized to interest expense – net in the Condensed Statements of Consolidated Income over the time period for which the debt is outstanding. As of January 31, 2024, we prepaid $450.0 on the Term Loan. The interest rate on the Term Loan at January 31, 2024, was 6.69 percent. Subsequent to January 31, 2024, we prepaid an additional $100.0 on the Term Loan.
In September 2023, we entered into a commitment letter for a $5.2 billion Bridge Loan that provided committed financing for the acquisition of Hostess Brands, as disclosed in Note 3: Acquisition. No balances were drawn against this facility, as the commitment letter was terminated after completion of the Senior Notes offering and drawing on the Term Loan. Included in other debt costs in the Condensed Statement of Consolidated Income during the nine months ended January 31, 2024, was $19.5 related to financing fees associated with the Bridge Loan.
In October 2023, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. The Senior Notes included $31.8 of capitalized debt issuance costs and $15.0 of offering discounts to be amortized to interest expense – net in the Condensed Statements of Consolidated Income over the time period for which the debt is outstanding. The net proceeds from the offering were used to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition.

All of our Senior Notes outstanding at January 31, 2024, are unsecured and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, SOFR, Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at January 31, 2024, or April 30, 2023.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2024, we had $418.0 of short-term borrowings outstanding, which were issued under our commercial paper program at weighted-average interest rate of 5.45 percent. As of April 30, 2023, we did not have a balance outstanding.

Interest paid totaled $20.6 and $9.9 for the three months ended January 31, 2024 and 2023, respectively, and $94.2 and $87.2 for the nine months ended January 31, 2024 and 2023, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and the payment of other debt fees.

Our debt instruments contain covenant restrictions, including an interest coverage ratio. As of January 31, 2024, we are in compliance with all covenants.
Note 10: Pensions and Other Postretirement Benefits
The components of our net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2024	2023	2024	2023
Service cost	$0.2	$0.3	$0.2	$0.2
Interest cost	4.5	4.6	0.7	0.6
Expected return on plan assets	(4.0)	(3.6)	—	—
Amortization of net actuarial loss (gain)	1.0	1.0	(0.4)	(0.3)
Amortization of prior service cost (credit)	—	0.1	(0.1)	(0.1)
Settlement loss (gain)	—	1.4	—	—
Net periodic benefit cost	$1.7	$3.8	$0.4	$0.4

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2024	2023	2024	2023
Service cost	$0.7	$0.9	$0.6	$0.7
Interest cost	13.8	13.4	2.0	1.8
Expected return on plan assets	(12.2)	(11.7)	—	—
Amortization of net actuarial loss (gain)	2.7	3.0	(1.2)	(0.9)
Amortization of prior service cost (credit)	0.1	0.5	(0.4)	(0.5)
Settlement loss (gain)	3.2	3.1	—	—
Net periodic benefit cost	$8.3	$9.2	$1.0	$1.1
In 2021, we transferred obligations related to our Canadian defined benefit pension plan to an insurance company through the purchase of an irrevocable group annuity contract (the “Canadian Buy-Out Contract”). The group annuity contract was purchased using assets from the pension trust. During the first quarter of 2024, we received corporate approval to proceed with distribution of the surplus that remains within the Canadian defined benefit pension plan. As a result, we recognized a noncash pre-tax settlement charge of $3.2 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members, which is subject to regulatory approval before a payout can be made. The settlement charge was included within other income (expense) – net in the Condensed Statement of Consolidated Income. We did not recognize any charges related to the Canadian Buy-Out Contract during the nine months ended January 31, 2023.

During the first nine months of 2023, we made contributions of $70.0 to increase funding for our U.S. qualified defined benefit pension plans. Additionally, we made direct benefit payments of $2.8 in both the nine months ended January 31, 2024 and 2023.
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
Equity Forward Derivative: During the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third party to facilitate the forward sale of the Post common stock. We did not qualify the forward sale derivative contract for hedge accounting treatment, and as a result, derivative gains and losses associated with the economic hedge were immediately recognized in earnings within other income (expense) – net in the Condensed Statement of Consolidated Income, netting with the change in fair value of the underlying shares. All 5.4 million shares of Post common stock were hedged as of October 31, 2023. On November 15, 2023, we settled the equity forward contract for $466.3 and recognized a realized pre-tax loss of $28.2 and gain of $5.4 during the three and nine months ended January 31, 2024, respectively. For additional information, see Note 4: Divestitures.
The following table presents the gross notional value of outstanding derivative contracts.

	January 31, 2024	April 30, 2023
Commodity contracts	$312.3	$448.1
Foreign currency exchange contracts	106.5	98.1

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2024
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$2.9	$7.7	$—	$—
Foreign currency exchange contracts	0.5	1.0	—	—
Total derivative instruments	$3.4	$8.7	$—	$—

	April 30, 2023
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$18.1	$14.7	$—	$—
Foreign currency exchange contracts	1.4	0.1	—	—
Total derivative instruments	$19.5	$14.8	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $19.1 and $17.0 at January 31, 2024, and April 30, 2023, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin accounts is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold in the Condensed Statements of Consolidated Income on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Derivative gains (losses) on commodity contracts	$(6.1)	$17.3	$(3.3)	$(10.9)
Derivative gains (losses) on foreign currency exchange contracts	(3.3)	(1.9)	(0.7)	2.7
Total derivative gains (losses) recognized in cost of products sold	$(9.4)	$15.4	$(4.0)	$(8.2)
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net derivative gains (losses) recognized and classified as unallocated	$(9.4)	$15.4	$(4.0)	$(8.2)
Less: Net derivative gains (losses) reclassified to segment operating profit	(4.2)	(2.1)	17.1	35.2
Change in net cumulative unallocated derivative gains and losses	$(5.2)	$17.5	$(21.1)	$(43.4)

Net cumulative unallocated derivative losses were $5.2 at January 31, 2024, and net cumulative unallocated derivative gains were $15.9 at April 30, 2023.
Cash Flow Hedges
In November 2023, we terminated interest rate contracts for $42.5 concurrent with the payment of the debt assumed with the acquisition of Hostess Brands. The interest rate contracts were designated as cash flow hedges and were used to manage exposure to changes in cash flows associated with variable rate debt.
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
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.3)	(3.4)	(10.1)	(10.2)
Change in accumulated other comprehensive income (loss)	$3.3	$3.4	$10.1	$10.2
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $99.8 and $37.9 for the three months ended January 31, 2024 and 2023, respectively, and $167.0 and $116.7 for the nine months ended January 31, 2024 and 2023, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.
Included as a component of accumulated other comprehensive income (loss) at January 31, 2024, and April 30, 2023, were deferred net pre-tax losses of $190.6 and $200.7, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at January 31, 2024, and April 30, 2023, was $45.2 and $47.1, respectively. Approximately $13.6 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2024		April 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$23.1	$23.1	$24.0	$24.0
Derivative financial instruments – net	(5.3)	(5.3)	4.7	4.7
Investment in equity securities	—	—	487.8	487.8
Total long-term debt	(8,121.1)	(8,077.6)	(4,314.2)	(3,879.1)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2024
Marketable securities and other investments: (A)
Equity mutual funds	$5.5	$—	$—	$5.5
Municipal obligations	—	17.3	—	17.3
Money market funds	0.3	—	—	0.3
Derivative financial instruments: (B)
Commodity contracts – net	(4.9)	0.1	—	(4.8)
Foreign currency exchange contracts – net	0.2	(0.7)	—	(0.5)
Total long-term debt (D)	(7,677.4)	(400.2)	—	(8,077.6)
Total financial instruments measured at fair value	$(7,676.3)	$(383.5)	$—	$(8,059.8)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2023
Marketable securities and other investments: (A)
Equity mutual funds	$5.0	$—	$—	$5.0
Municipal obligations	—	18.6	—	18.6
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	2.7	0.7	—	3.4
Foreign currency exchange contracts – net	0.2	1.1	—	1.3
Investment in equity securities (C)	487.8	—	—	487.8
Total long-term debt (D)	(3,879.1)	—	—	(3,879.1)
Total financial instruments measured at fair value	$(3,383.0)	$20.4	$—	$(3,362.6)
(A)Marketable securities and other investments consists of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2024, our municipal obligations are scheduled to mature as follows: $0.2 in 2024, $1.3 in 2025, $0.8 in 2026, $4.5 in 2027, $0.4 in 2028, and the remaining $10.1 in 2029 and beyond.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets.
(C)The market approach is utilized to measure the fair value of equity securities. The investment in equity securities represented our equity interest in Post of approximately 8 percent as of April 30, 2023, which was valued using the trading value of Post common stock. On November 15, 2023, we settled the equity forward contract that hedged all 5.4 million shares of Post common stock for $466.3. The investment in equity securities was valued at $460.9 on the settlement date. As a result, we recognized a realized pre-tax loss of $30.7 on the investment, of which a gain of $28.2 and loss of $26.9 was recognized during the three and nine months ended January 31, 2024, respectively, which was included in other income (expense) – net in the Condensed Statement of Consolidated Income. For additional information, see Note 4: Divestitures.
(D)Long-term debt is composed of public Senior Notes classified as Level 1 and the Term Loan classified as Level 2. The public Senior Notes are traded in an active secondary market and valued using quoted prices. The fair value of the Term Loan is based on the net present value of each interest and principle payment calculated utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of term loan borrowing arrangements. For additional information, see Note 9: Debt and Financing Arrangements.
During the second quarter of 2024, the disposal groups for the Sahale Snacks and Canada condiment businesses were classified as held for sale, and as a result, an estimated pre-tax loss of $6.8 and $5.2 were recognized within other expense (income) – net in the Condensed Statement of Consolidated Income, respectively. Upon close of the transactions during the third quarter of 2024, the pre-tax losses were adjusted to $6.7 and $5.7, respectively, reflecting the fair values of the disposal groups as of the transaction dates. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the disposal groups. Furthermore, the pre-tax loss for the divested Sahale Snacks business included the impact of an allocation of $11.5 of goodwill, primarily in the U.S. Retail Frozen Handheld and Spreads segment, which was determined based on a relative fair value analysis. For additional information, see Note 4: Divestitures and Note 8: Goodwill and Other Intangible Assets.
Furthermore, we acquired Hostess Brands on November 7, 2023, and as a result, the underlying assets acquired and liabilities assumed were adjusted to their estimated fair values at the date of acquisition, which was determined based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. For additional information, see Note 3: Acquisition.
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
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2024	April 30, 2023
Operating lease right-of-use assets	$182.3	$103.0
Operating lease liabilities:
Current operating lease liabilities	$40.6	$33.2
Noncurrent operating lease liabilities	151.4	77.2
Total operating lease liabilities	$192.0	$110.4

Finance lease right-of-use assets:
Machinery and equipment	$16.3	$7.7
Accumulated depreciation	(7.5)	(4.4)
Total property, plant, and equipment	$8.8	$3.3
Finance lease liabilities:
Other current liabilities	$2.4	$1.2
Other noncurrent liabilities	6.7	2.2
Total finance lease liabilities	$9.1	$3.4

The following table summarizes the components of lease expense.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Operating lease cost	$13.1	$10.3	$37.0	$31.1
Finance lease cost:
Amortization of right-of-use assets	0.7	0.4	2.7	1.2
Interest on lease liabilities	0.1	0.1	0.4	0.1
Variable lease cost	6.4	7.2	17.6	18.9
Short-term lease cost	11.8	11.0	32.4	33.6
Total lease cost (A)	$32.1	$29.0	$90.1	$84.9
(A)Total lease cost does not include sublease income which is immaterial for all years presented.
The following table sets forth cash flow and noncash information related to leases.

	Nine Months Ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36.9	$33.2
Operating cash flows from finance leases	0.4	0.1
Financing cash flows from finance leases	2.6	1.3
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$91.9	$7.2
Finance leases	8.0	1.5
The following table summarizes the maturity of our lease liabilities by fiscal year.

	January 31, 2024
	Operating Leases	Finance Leases
2024 (remainder of the year)	$12.5	$0.7
2025	46.5	2.7
2026	43.0	2.3
2027	24.7	2.0
2028	17.7	1.7
2029 and beyond	77.5	0.6
Total undiscounted minimum lease payments	$221.9	$10.0
Less: Imputed interest	29.9	0.9
Lease liabilities	$192.0	$9.1
The following table sets forth the weighted average remaining lease term and discount rate.

	January 31, 2024	April 30, 2023
Weighted average remaining lease term (in years):
Operating leases	6.3	4.8
Finance leases	4.0	3.1

Weighted average discount rate:
Operating leases	4.3%	3.3%
Finance leases	4.8%	2.4%

Note 14: Income Taxes
The effective income tax rates for the three months ended January 31, 2024 and 2023, were 38.4 and 24.3 percent, respectively, and for the nine months ended January 31, 2024 and 2023, were 27.0 and 23.9 percent, respectively. During the three and nine months ended January 31, 2024, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and unfavorable tax impacts associated with the acquisition of Hostess Brands. The effective income tax rate for the nine months ended January 31, 2024, also included a favorable tax impact of the divested Sahale Snacks business. During the three and nine months ended January 31, 2023, the effective income tax rate varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes.
We are a voluntary participant in the Compliance Assurance Process (“CAP”) program offered by the Internal Revenue Service (“IRS”) and are currently under a CAP examination for the tax years ended April 30, 2023, and April 30, 2024. During the three months ended January 31, 2024, the IRS concluded the CAP examinations for the 2019 through 2022 tax years.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $2.5, primarily as a result of the expiration of statute of limitation periods.
As part of the acquisition of Hostess Brands, we assumed a tax receivable agreement payable to C. Dean Metropoulos and entities under his control. Subsequent to the acquisition, we terminated all future payments under the tax receivable agreement in exchange for a cash payment of $86.4, which was recognized as a financing outflow in the Condensed Statement of Consolidated Cash Flows for the nine months ended January 31, 2024.
Note 15: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income, are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2023	$(34.3)	$(153.6)	$(52.7)	$1.4	$(239.2)
Reclassification adjustments	—	10.1	4.4	—	14.5
Current period credit (charge)	2.4	—	(3.2)	0.3	(0.5)
Income tax benefit (expense)	—	(1.9)	(0.2)	(0.1)	(2.2)
Balance at January 31, 2024	$(31.9)	$(145.4)	$(51.7)	$1.6	$(227.4)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2022	$(21.1)	$(163.9)	$(54.2)	$1.8	$(237.4)
Reclassification adjustments	—	10.2	5.2	—	15.4
Current period credit (charge)	(8.5)	—	(3.1)	(0.8)	(12.4)
Income tax benefit (expense)	—	(2.4)	(0.6)	0.2	(2.8)
Balance at January 31, 2023	$(29.6)	$(156.1)	$(52.7)	$1.2	$(237.2)
(A)The reclassification from accumulated other comprehensive income (loss) is composed of deferred gains (losses) related to terminated interest rate contracts which were reclassified to interest expense – net. For additional information, see Note 11: Derivative Financial Instruments.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. For additional information, see Note 10: Pensions and Other Postretirement Benefits.

Note 16: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2024. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
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
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2024, and the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023 and returned to normal levels at the end of 2023. We recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Frozen Handheld and Spreads segment. Approximately $20.0 and $110.0 of direct costs were recognized during the three and nine months ended January 31, 2023, respectively, and no significant direct costs were recognized during 2024.
Further, the U.S. Food and Drug Administration (the “FDA”) issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We have responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we have worked diligently to further strengthen our already stringent quality processes, including doubling our finished product testing and tripling our environmental testing to verify the efficacy of our actions. The FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2024, and the likelihood of loss is not considered probable or reasonably estimable.
Voortman Contingency: In December 2020, Hostess Brands asserted claims for indemnification against the sellers (the “Sellers”) under the terms of a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Hostess Brands acquired Voortman Cookies Limited (“Voortman”). The claims were for damages arising out of alleged breaches by the Sellers of certain representations, warranties and covenants contained in the Purchase Agreement relating to periods prior to the closing of the acquisition. Hostess Brands also submitted claims relating to these alleged breaches under the representation and warranty insurance policy (“RWI”) that was purchased in connection with the acquisition. In the third quarter of calendar 2022, the RWI insurers paid Hostess Brands $42.5 CAD (the RWI coverage limit) (the “Proceeds”) related to these breaches. Per agreement with the RWI insurers, under no circumstances would we be required to return the Proceeds.
On November 3, 2022, pursuant to the agreement with the RWI insurers, Voortman brought claims in the Ontario (Canada) Superior Court of Justice (the “Claim”), related to the breaches against certain of the Sellers. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce Hostess Brands to overpay for Voortman. We are seeking damages of $109.0 CAD representing the amount of the aggregate liability of the Sellers for indemnification under the Purchase Agreement, $5.0 CAD in punitive or aggravated damages, interest, proceedings fees, and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although we believe that the Claim is meritorious, no assurance can be given as to whether we will recover all, or any part, of the amounts being pursued.
Note 17: Common Shares
The following table sets forth common share information.

	January 31, 2024	April 30, 2023
Common shares authorized	300.0	300.0
Common shares outstanding	106.2	104.4
Treasury shares	44.3	42.1
Repurchase Program: On March 2, 2023, we entered into a share repurchase plan (the “10b5-1 Plan”) established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. During the nine months ended January 31, 2024, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase. In accordance with The Inflation Reduction Act of 2022, H.R. 5376 (the “Inflation Reduction Act”), a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024, and included within additional capital in our Condensed Consolidated Balance Sheet.
During the nine months ended January 31, 2023, we did not repurchase any common shares under a repurchase plan authorized by the Board. All other share repurchases during the nine months ended January 31, 2024 and 2023, consisted of shares repurchased from stock plan recipients in lieu of cash payments.
Shares Issued: On November 7, 2023, we acquired Hostess Brands, and as a result, we issued approximately 4.0 million common shares valued at $450.2 in exchange for the outstanding shares of Hostess Brands common stock to partially fund the acquisition of Hostess Brands. The shares issued were based on each outstanding share of Hostess Brands common stock receiving $30.00 per share in cash and 0.03002 shares of our common shares, which represented a value of $4.25 based on the closing stock price of our common shares on September 8, 2023, the last trading day preceding September 11, 2023, the date on which the execution of the Hostess Brands merger agreement was publicly announced. For additional information on the acquisition of Hostess Brands, see Note 3: Acquisition.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2024 and 2023. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On January 2, 2024, we sold our Canada condiment business to TreeHouse Foods. The transaction included Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of approximately $60.0 in 2023, which were included in the International operating segment. Net proceeds from the divestiture were $25.3, net of cash transaction costs and includes a receivable related to a preliminary working capital adjustment. During the second quarter of 2024, the disposal group was classified as held for sale, and as a result, an estimated pre-tax loss of $5.2 was recognized within other operating expense (income) – net in the Condensed Statement of Consolidated Income. Upon close of the transaction during the third quarter of 2024, the pre-tax loss was adjusted to $5.7, reflecting the fair value of the disposal group as of the transaction date.
On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands. The total purchase consideration in connection with the acquisition was $5.4 billion, which reflects an exchange offer of all outstanding shares of Hostess Brands common stock at a price of $34.25 per share, consisting of $30.00 in cash and 0.03002 shares of our common shares, based on the closing stock price on September 8, 2023, that were exchanged for each share of Hostess Brands common stock as of the transaction date. The purchase price included the issuance of approximately 4.0 million of our common shares to Hostess Brands’ shareholders, valued at $450.2. In addition, we paid $3.9 billion in cash, net of cash acquired, and assumed $991.0 of debt from Hostess Brands and $67.8 of an other debt-like item, reflecting consideration transferred for the cash payment of Hostess Brands’ employee equity awards. New debt of $5.0 billion was borrowed, consisting of $3.5 billion in Senior Notes, a $800.0 Term Loan, and $700.0 of short-term borrowings under our commercial paper program to partially fund the transaction and pay off the debt assumed as part of the acquisition. Hostess Brands is a manufacturer and marketer of sweet baked goods brands including Hostess Donettes, Twinkies, CupCakes, DingDongs, Zingers, CoffeeCakes, HoHos, Mini Muffins, and Fruit Pies, and the Voortman cookie brand. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois. Approximately 3,000 employees transitioned with the business at the close of the transaction. We anticipate the acquired business to contribute net sales of approximately $650.0 in 2024. We anticipate cost synergies of approximately $100.0, which are expected to be achieved by the end of 2026.
On November 1, 2023, we sold our Sahale Snacks business to Second Nature. The transaction included products sold under our Sahale Snacks brand, inclusive of certain trademarks and licensing agreements; a leased manufacturing facility in Seattle, Washington; and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of approximately $48.0 in 2023, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $31.6, net of a working capital adjustment and cash transaction costs. During the second quarter of 2024, the disposal group was classified as held for sale, and as a result, an estimated pre-tax loss of $6.8 was recognized within other operating expense (income) – net in the Condensed Statement of Consolidated Income. Upon close of the transaction during the third quarter of 2024, the pre-tax loss was adjusted to $6.7, reflecting the fair value of the disposal group as of the transaction date.
On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, primarily included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during the fourth quarter of 2023, within other operating expense (income) – net in the Statement of Consolidated Income, net of a working capital adjustment and transaction costs. During 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were settled for $466.3 on November 15, 2023.
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
Trends Affecting our Business
During the first nine months of 2024, we continued to experience a dynamic macroeconomic environment, which we anticipate will persist through the remainder of 2024, although with less volatility than experienced in 2023. In addition, we anticipate the price elasticity of demand will remain elevated throughout 2024 while consumers continue to experience broader inflationary pressures.

It is possible significant disruptions in our supply chain could occur if certain geopolitical events continue to impact markets around the world, including the impact of potential shipping delays due to supply and demand imbalances, as well as labor shortages. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety, business continuity, and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during periods of high demand. However, to the extent that high demand levels or supply chain disruptions delay order fulfillment, we may experience volume loss and elevated penalties. Although we do not have any operations in Russia or Ukraine, we continue to monitor the environment for any significant escalation or expansion of economic or supply chain disruptions, including broader inflationary costs, as well as regional or global economic recessions. During the first nine months of 2024, we continued to experience high volatility in the price of grains, oils, and fat-based products as a result of the conflict between Russia and Ukraine, which may continue to have an adverse impact on our results of operations during the remainder of 2024.

Overall, broad-based supply chain disruptions and the impact of inflation remain uncertain. We will continue to evaluate the nature and extent to which supply chain disruptions and inflation will impact our business; results of operations; financial condition; and liquidity.
Results of Operations

	Three Months Ended January 31,			Nine Months Ended January 31,
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Net sales	$2,229.2	$2,216.3	1%	$5,973.0	$6,294.4	(5)%
Gross profit	$823.1	$755.8	9	$2,202.1	$2,009.4	10
% of net sales	36.9%	34.1%		36.9%	31.9%
Operating income	$297.4	$317.9	(6)	$899.8	$791.0	14
% of net sales	13.3%	14.3%		15.1%	12.6%
Net income:
Net income	$120.4	$208.5	(42)	$498.9	$509.4	(2)
Net income per common share – assuming dilution	$1.13	$1.95	(42)	$4.81	$4.77	1
Adjusted gross profit (A)	$828.3	$739.3	12	$2,223.2	$2,057.7	8
% of net sales	37.2%	33.4%		37.2%	32.7%
Adjusted operating income (A)	$457.5	$357.6	28	$1,174.6	$1,007.2	17
% of net sales	20.5%	16.1%		19.7%	16.0%
Adjusted income: (A)
Income	$262.6	$236.8	11	$754.6	$671.1	12
Earnings per share – assuming dilution	$2.48	$2.21	12	$7.27	$6.28	16
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.

Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2024	2023	Increase (Decrease)	%	2024	2023	Increase (Decrease)	%
Net sales	$2,229.2	$2,216.3	$12.9	1%	$5,973.0	$6,294.4	$(321.4)	(5)%
Hostess Brands acquisition	(300.3)	—	(300.3)	(14)	(300.3)	—	(300.3)	(5)
Pet food brands divestiture	—	(378.4)	378.4	17	—	(1,137.5)	1,137.5	18
Sahale Snacks divestiture	—	(11.4)	11.4	1	—	(11.4)	11.4	—
Canada condiment divestiture	—	(3.8)	3.8	—	—	(3.8)	3.8	—
Foreign currency exchange	0.3	—	0.3	—	6.6	—	6.6	—
Net sales excluding acquisition, divestitures, and foreign currency exchange (A)	$1,929.2	$1,822.7	$106.5	6%	$5,679.3	$5,141.7	$537.6	10%
Amounts may not add due to rounding.
(A)     Net sales excluding acquisition, divestitures, and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the third quarter of 2024 increased $12.9, or 1 percent, which includes $393.6 of noncomparable net sales in the prior year related to divestitures, partially offset by incremental net sales in the current year of $300.3 related to the Hostess Brands acquisition. Net sales excluding acquisition, divestitures, and foreign currency exchange increased $106.5, or 6 percent. Favorable volume/mix contributed 4 percentage points to net sales, primarily driven by an increase for Meow Mix cat food, contract manufacturing sales related to the divested pet food brands, and growth for the Café Bustelo brand. Higher net price realization contributed 2 percentage points to net sales, primarily due to list price increases for our U.S. Retail Pet Foods and U.S. Retail Frozen Handheld and Spreads segments and for International and Away From Home, partially offset by lower net price realization for the U.S. Retail Coffee segment.
Net sales in the first nine months of 2024 decreased $321.4, or 5 percent, which includes incremental net sales in the current year of $300.3 related to the Hostess Brands acquisition, partially offset by $1,152.7 of noncomparable net sales in the prior year related to the divestitures. Net sales excluding acquisition, divestitures, and foreign currency exchange increased $537.6, or 10 percent. Favorable volume/mix contributed 7 percentage points to net sales, primarily driven by contract manufacturing sales related to the divested pet food brands, lapping the impact of the Jif peanut butter product recall in the prior year, Smucker’s Uncrustables frozen sandwiches, and coffee products. Higher net price realization contributed 4 percentage points to net sales, primarily due to list price increases for our U.S. Retail Frozen Handheld and Spreads and U.S. Retail Pet Foods segments and for International and Away From Home, as well as the favorable impact of lapping customer returns and fees related to the Jif peanut butter product recall in the prior year, partially offset by a net price decline for the U.S. Retail Coffee segment.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Gross profit	36.9%	34.1%	36.9%	31.9%
Selling, distribution, and administrative expenses:
Marketing	4.8%	5.5%	5.1%	5.3%
Selling	2.9	2.5	3.0	2.9
Distribution	3.1	3.5	3.2	3.6
General and administrative	5.9	5.7	5.7	5.4
Total selling, distribution, and administrative expenses	16.8%	17.2%	17.1%	17.1%
Amortization	2.5	2.5	2.3	2.6
Other special project costs	4.4	—	1.8	—
Other operating expense (income) – net	(0.1)	—	0.7	(0.5)
Operating income	13.3%	14.3%	15.1%	12.6%
Amounts may not add due to rounding.

Gross profit increased $67.3, or 9 percent, in the third quarter of 2024, primarily reflecting the noncomparable benefit of Hostess Brands, higher net price realization, favorable volume/mix, and lower commodity costs, partially offset by the noncomparable impact of divestitures.
Operating income decreased $20.5, or 6 percent, primarily driven by a $98.3 increase in special project costs, reflecting integration costs related to the acquisition of Hostess Brands, partially offset by the increase in gross profit and a $6.7 decrease in selling, distribution, and administrative (“SD&A”) expenses.
Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”), primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit, increased $89.0, or 12 percent, in the third quarter of 2024. Operating income excluding non-GAAP adjustments (“adjusted operating income”) increased $99.9, or 28 percent, as compared to the prior year, primarily reflecting the exclusion of special project costs.
Gross profit increased $192.7, or 10 percent, in the first nine months of 2024, primarily reflecting higher net price realization, the noncomparable benefit of Hostess Brands, favorable volume/mix, including the price and cost benefits from lapping the impact of the Jif peanut butter product recall, and lower commodity costs. The increase in gross profit was partially offset by the noncomparable impact of divestitures.
Operating income increased $108.8, or 14 percent, primarily driven by the increase in gross profit, a $57.7 decrease in SD&A expenses, and a $31.7 decrease in amortization expense. These increases to operating income were partially offset by a $103.0 increase in special project costs, reflecting integration costs related to the acquisition of Hostess Brands, and a $70.3 decrease in net other operating income, primarily reflecting an unfavorable impact related to the termination of a supplier agreement, lapping the prior year insurance recovery from the Jif peanut butter product recall, and the net pre-tax loss on divestitures.
Adjusted gross profit, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit, increased $165.5, or 8 percent, in the first nine months of 2024. Adjusted operating income increased $167.4, or 17 percent, as compared to the prior year, further reflecting the exclusion of special project costs, the net pre-tax loss on divestitures, and amortization expense.
Interest Expense
Net interest expense increased $61.9 and $50.3 in the third quarter and first nine months of 2024, respectively, primarily due to increased interest expense related to the new Senior Notes and Term Loan issued during 2024 to partially finance the acquisition of Hostess Brands, partially offset by an increase in interest income, reflecting an increase in our cash investments and higher interest rates as compared to the prior year. For additional information, refer to Note 9: Debt and Financing Arrangements.
Income Taxes
Income taxes increased $8.2, or 12 percent, in the third quarter of 2024, primarily due to the higher effective income tax rate of 38.4 percent, as compared to 24.3 percent in the prior year. Income taxes increased $24.4, or 15 percent, in the first nine months of 2024, primarily due to the higher effective income tax rate of 27.0 percent, as compared to 23.9 percent in the prior year. During the current year, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to state income taxes and unfavorable tax impacts associated with the acquisition of Hostess Brands. The effective income tax rate for the nine months ended January 31, 2024, also included a favorable tax impact from the recently divested Sahale Snacks business. During the prior year, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to the impact of state income taxes. We anticipate a full-year effective income tax rate for 2024 of approximately 26.2 percent. For further information, refer to Note 14: Income Taxes.
Special Project Costs
Divestiture Costs: Total divestiture costs related to the divested Sahale Snacks and Canada condiment businesses are anticipated to be approximately $6.0 and consist primarily of employee-related costs and lease termination costs, all of which are expected to be cash charges and recognized in 2024. We incurred $2.3 and $2.8 of employee-related costs during the three and nine months ended January 31, 2024, respectively, related to these divestitures. We also incurred $1.6 of other transition and termination costs during the three months ended January 31, 2024, primarily related to lease termination costs.

Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $210.0 and include transaction costs, employee-related costs, and other transition and termination charges. Of the total anticipated integration costs, approximately half reflect transaction costs, with the remainder split between employee-related costs and other transition and termination charges. The majority of the integration costs are expected to be cash charges and to be incurred by the end of 2026, with over half of the costs expected to be recognized in 2024.

Restructuring Costs: A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape, and was further expanded in 2022 to include the costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses as well as the closure of certain production facilities. The restructuring activities were considered complete as of April 30, 2023. The costs incurred associated with these restructuring activities included other transition and termination costs related to our cost reduction and margin management initiatives, inclusive of accelerated depreciation, as well as employee-related costs. We incurred total cumulative restructuring costs of $63.7 related to this program.

For further information on these costs, refer to Note 5: Special Project Costs.
Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, and Sweet Baked Snacks. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.
As disclosed in Note 3: Acquisition, we acquired Hostess Brands in a cash and stock transaction on November 7, 2023. The transaction resulted in a new reportable segment for 2024, Sweet Baked Snacks. Further, the historical U.S. Retail Consumer Foods reportable segment has been renamed to U.S. Retail Frozen Handheld and Spreads; however, there is no change to the manner in which the segment was previously presented. We do not anticipate any impact to our other historical reportable segments, as we do not anticipate any changes to the internal manner in which we will manage and report these reportable segments.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; the U.S. Retail Frozen Handheld and Spreads segment primarily includes the domestic sales of Smucker’s and Jif branded products; the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; and the Sweet Baked Snacks segment primarily includes all domestic and foreign sales of Hostess and Voortman branded products in all channels. With the exception of Sweet Baked Snacks products, International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., health care operators, restaurants, lodging, hospitality, offices, K-12, colleges and universities, and convenience stores).

	Three Months Ended January 31,			Nine Months Ended January 31,
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$727.5	$735.1	(1)%	$2,038.3	$2,042.8	—%
U.S. Retail Frozen Handheld and Spreads	436.8	434.2	1	1,365.1	1,177.5	16
U.S. Retail Pet Foods	465.2	758.6	(39)	1,370.2	2,252.8	(39)
Sweet Baked Snacks	300.3	—	n/a	300.3	—	n/a
International and Away From Home	299.4	288.4	4	899.1	821.3	9
Segment profit:
U.S. Retail Coffee	$207.8	$204.0	2%	$548.9	$537.6	2%
U.S. Retail Frozen Handheld and Spreads	104.1	94.1	11	338.3	249.2	36
U.S. Retail Pet Foods	109.5	109.0	—	288.0	349.4	(18)
Sweet Baked Snacks	68.0	—	n/a	68.0	—	n/a
International and Away From Home	50.4	37.6	34	147.0	95.7	54
Segment profit margin:
U.S. Retail Coffee	28.6%	27.8%		26.9%	26.3%
U.S. Retail Frozen Handheld and Spreads	23.8	21.7		24.8	21.2
U.S. Retail Pet Foods	23.5	14.4		21.0	15.5
Sweet Baked Snacks	22.6	—		22.6	—
International and Away From Home	16.8	13.0		16.3	11.7
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $7.6 in the third quarter of 2024. Net price realization decreased net sales by 4 percentage points, primarily driven by list price decreases, partially offset by reduced trade spend. Volume/mix contributed 3 percentage points to net sales, primarily driven by increases for the Café Bustelo and Dunkin’ brands. Segment profit increased $3.8, primarily reflecting favorable volume/mix, partially offset by an unfavorable net impact of lower net price realization and lower coffee costs.
The U.S. Retail Coffee segment net sales decreased $4.5 in the first nine months of 2024. Net price realization decreased net sales by 3 percentage points, primarily reflecting list price decreases, partially offset by reduced trade spend. Favorable volume/mix contributed 2 percentage points to net sales, primarily driven by the Café Bustelo and Dunkin’ brands. Segment profit increased $11.3, primarily reflecting a favorable net impact of lower coffee costs and lower net price realization and favorable volume/mix, partially offset by the unfavorable impact related to the termination of a supplier agreement.
U.S. Retail Frozen Handhelds and Spreads
The U.S. Retail Frozen Handheld and Spreads segment net sales increased $2.6 in the third quarter of 2024, including the impact of $7.8 of noncomparable net sales in the prior year related to the divested Sahale Snacks business. Excluding the noncomparable impact of the divestiture, net sales increased $10.4, or 2 percent. Higher net price realization contributed 5 percentage points to net sales, primarily reflecting the favorable impact of lapping customer returns and fees related to the Jif peanut butter product recall in the prior year and a list price increase for Jif peanut butter. Unfavorable volume/mix decreased net sales by 2 percentage points, primarily reflecting decreases for the Smucker’s and Jif brands. Segment profit increased $10.0, primarily reflecting higher net price realization, inclusive of a favorable impact of lapping the recall, partially offset by higher marketing, pre-production expenses, and unfavorable volume/mix.
The U.S. Retail Frozen Handheld and Spreads segment net sales increased $187.6 in the first nine months of 2024, including the impact of $7.8 of noncomparable net sales in the prior year related to the divested Sahale Snacks business. Excluding the noncomparable impact of the divestiture, net sales increased $195.4, or 17 percent. Net price realization contributed 10 percentage points to net sales, primarily reflecting the favorable impact of lapping customer returns and fees related to the Jif peanut butter product recall in the prior year and the list price increase for Jif peanut butter. Volume/mix increased net sales by 7 percentage points, primarily driven by Jif peanut butter and Smucker’s Uncrustables frozen sandwiches. Segment profit increased $89.1, primarily reflecting a favorable net impact of lapping the recall and favorable volume/mix for Smucker’s

Uncrustables frozen sandwiches, partially offset by an unfavorable net impact of increased costs and higher net price realization and higher marketing spend.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $293.4 in the third quarter of 2024, including the impact of $372.5 of noncomparable net sales in the prior year related to the divestiture of certain pet food brands. Excluding the noncomparable impact of the divested brands, net sales increased $79.1, or 20 percent. Favorable volume/mix contributed 13 percentage points to net sales, primarily reflecting an increase for Meow Mix cat food, $24.5 of contract manufacturing sales related to the divested pet food brands, and growth for Milk-Bone dog snacks. Higher net price realization increased net sales by 7 percentage points, primarily reflecting list price increases across the portfolio. Segment profit increased $0.5, reflecting higher net price realization, favorable volume/mix, lower costs, and lower marketing spend, mostly offset by the impact of noncomparable segment profit in the prior year related to the divested brands and increased distribution costs.
The U.S. Retail Pet Foods segment net sales decreased $882.6 in the first nine months of 2024, including the impact of $1,118.0 of noncomparable net sales in the prior year related to the divestiture of certain pet food brands. Excluding the noncomparable impact of the divested brands, net sales increased $235.4, or 21 percent. Favorable volume/mix contributed 12 percentage points to net sales, primarily reflecting $113.5 of contract manufacturing sales related to the divested pet food brands and growth for the Meow Mix and Milk-Bone brands, partially offset by the Pup-Peroni brand. Higher net price realization increased net sales by 8 percentage points, primarily reflecting list price increases across the portfolio, partially offset by increased trade spend. Segment profit decreased $61.4, reflecting the impact of noncomparable segment profit in the prior year related to the divested brands, increased distribution costs, and higher marketing spend, partially offset by a favorable net impact of higher net price realization and increased costs and favorable volume/mix.
Sweet Baked Snacks
We acquired Hostess Brands on November 7, 2023, as discussed in Note 3: Acquisition. During the third quarter of 2024, the Sweet Baked Snacks segment contributed net sales of $300.3 and segment profit of $68.0, including the recognition of an unfavorable fair value purchase accounting adjustment of approximately $8.1 attributable to the acquired inventory, which increased cost of products sold for the segment.
International and Away From Home
International and Away From Home net sales increased $11.0 in the third quarter of 2024, including the noncomparable impact of $13.3 of net sales in the prior year related to the divestitures and $0.3 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested brands and foreign currency exchange, net sales increased $24.6, or 9 percent. Favorable volume/mix contributed 5 percentage points to net sales, primarily reflecting increases for Smucker’s Uncrustables frozen sandwiches. Net price realization contributed 4 percentage points to net sales, primarily driven by list price increases across the majority of the portfolio, partially offset by increased trade spend. Segment profit increased $12.8, primarily reflecting higher net price realization and lower costs.
International and Away From Home net sales increased $77.8 in the first nine months of 2024, including the noncomparable impact of $26.9 of net sales in the prior year related to the divestitures and $6.6 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested brands and foreign currency exchange, net sales increased $111.3, or 14 percent. Favorable volume/mix contributed 8 percentage points to net sales, primarily reflecting increases for portion control, frozen handheld, peanut butter, inclusive of the impact of lapping the Jif peanut butter product recall in the prior year, and coffee products. Net price realization contributed 6 percentage points to net sales, primarily driven by list price increases across the majority of the portfolio, partially offset by increased trade spend. Segment profit increased $51.3, primarily driven by a favorable net impact of higher net price realization and increased costs and favorable volume/mix, reflecting the recovery from the Jif peanut butter product recall.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $35.9 at January 31, 2024, compared to $655.8 at April 30, 2023.
The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2024	2023
Net cash provided by (used for) operating activities	$801.3	$750.6
Net cash provided by (used for) investing activities	(3,861.2)	(306.8)
Net cash provided by (used for) financing activities	2,439.5	(509.4)

Net cash provided by (used for) operating activities	$801.3	$750.6
Additions to property, plant, and equipment	(455.9)	(332.3)
Free cash flow (A)	$345.4	$418.3
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $50.7 increase in cash provided by operating activities in the first nine months of 2024 was primarily driven by lapping the $70.0 contribution to our U.S. qualified defined benefit pension plans in the prior year and the $42.5 proceeds received from settlement of the interest rate contracts assumed as part of the acquisition of Hostess Brands, partially offset by lower net income adjusted for noncash items in the current year and higher working capital requirements in 2024. The cash required to fund working capital increased compared to the prior year primarily driven by a decrease in cash for accounts payable due to timing and lower spend in the current year, partially offset by lower inventory levels and the moderation of input cost inflation in the current year.
Cash used for investing activities in the first nine months of 2024 consisted primarily of $3.9 billion related to the acquisition of Hostess Brands, including $67.8 of consideration transferred for the cash payment of Hostess Brands’ employee equity awards, and $455.9 in capital expenditures, primarily driven by investments in Smucker’s Uncrustables frozen sandwiches to support the new manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities. These uses of cash for 2024 were partially offset by proceeds of $466.3 received from the settlement of our equity investment in Post common stock and net proceeds received of $50.5 from the divested Sahale Snacks and Canada condiment businesses. Cash used for investing activities in the first nine months of 2023 consisted primarily of $332.3 in capital expenditures, primarily related to the new manufacturing and distribution facilities in McCalla, Alabama, and capacity expansions in Longmont, Colorado, as well as plant maintenance across our facilities. The use of cash in 2023 was partially offset by a decrease in collateral pledged of $21.2 in our derivative cash margin account balances.
Cash provided by financing activities in the first nine months of 2024 consisted primarily of proceeds from long-term debt of $4.3 billion to partially finance the acquisition of Hostess Brands and a net increase in short-term borrowings of $413.2. These proceeds were partially offset by the $991.0 repayment of Hostess Brands debt assumed, the $450.0 Term Loan prepayment, purchase of treasury shares of $372.5, dividend payments of $325.5, and the $86.4 payment to terminate the tax receivable agreement assumed with the acquisition of Hostess Brands. Cash used for financing activities in the first nine months of 2023 consisted primarily of dividend payments of $321.8 and a net decrease in short-term borrowings of $185.2.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements as our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. As of January 31, 2024, and April 30, 2023, $421.3 and $414.2 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first nine months of 2024 and 2023, we paid $1,280.6 and $1,069.9, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2024. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
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
The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2024, and the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility. We partnered with retailers to restock Jif peanut butter products during the first quarter of 2023 and returned to normal levels at the end of 2023. We recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Frozen Handheld and Spreads segment. Approximately $20.0 and $110.0 of direct costs were recognized during the three and nine months ended January 31, 2023, respectively, and no significant direct costs were recognized during the three and nine months ended January 31, 2024.
Further, the FDA issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We have responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we have worked diligently to further strengthen our already stringent quality processes, including doubling our finished product testing and tripling our environmental testing to verify the efficacy of our actions. The FDA or other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2024, and the likelihood of loss is not considered probable or reasonably estimable.
Voortman Contingency: In December 2020, Hostess Brands asserted claims for indemnification against the Sellers under the terms of the Purchase Agreement pursuant to which Hostess Brands acquired Voortman. The claims were for damages arising out of alleged breaches by the Sellers of certain representations, warranties and covenants contained in the Purchase Agreement relating to periods prior to the closing of the acquisition. Hostess Brands also submitted claims relating to these alleged breaches under RWI that was purchased in connection with the acquisition. In the third quarter of calendar 2022, the RWI insurers paid Hostess Brands the Proceeds related to these breaches. Per agreement with the RWI insurers, under no circumstances would we be required to return the Proceeds.
On November 3, 2022, pursuant to the agreement with the RWI insurers, Voortman brought the Claim related to the breaches against certain of the Sellers. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce Hostess Brands to overpay for Voortman. We are seeking damages of $109.0 CAD representing the amount of the aggregate liability of the Sellers for indemnification under the Purchase Agreement, $5.0 CAD in punitive or aggravated damages, interest, proceedings fees, and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although we believe that the Claim is meritorious, no assurance can be given as to whether we will recover all, or any part, of the amounts being pursued.
Capital Resources
The following table presents our capital structure.

	January 31, 2024	April 30, 2023
Short-term borrowings	$418.0	$—
Long-term debt	8,121.1	4,314.2
Total debt	8,539.1	4,314.2
Shareholders’ equity	7,560.1	7,290.8
Total capital	$16,099.2	$11,605.0
In September 2023, we entered into a Term Loan with a group of banks for an unsecured $800.0 term facility. Borrowings under the Term Loan bear interest on the prevailing SOFR and are payable at the end of the borrowing term. The Term Loan matures on November 7, 2026, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. In November 2023, the full amount was drawn on the Term Loan to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition, as discussed in Note 3: Acquisition. During the third quarter of 2024, we prepaid $450.0 on the Term Loan. The interest rate on the Term Loan at January 31, 2024, was 6.69 percent. Subsequent to January 31, 2024, we prepaid an additional $100.0 on the Term Loan.
In September 2023, we entered into a commitment letter for a $5.2 billion Bridge Loan that provided committed financing for the acquisition of Hostess Brands, as disclosed in Note 3: Acquisition. No balances were drawn against this facility, as the commitment letter was terminated after completion of the Senior Notes offering and drawing on the Term Loan.
In October 2023, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. The net proceeds from the offering were used to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2024, we had $418.0 of short-term borrowings outstanding under the commercial paper program at a weighted-average interest rate of 5.45 percent.
We are in compliance with all our debt covenants as of January 31, 2024, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 9: Debt and Financing Arrangements.
Dividend payments were $325.5 and $321.8 in the first nine months of 2024 and 2023, respectively, and quarterly dividends declared per share were $1.06 and $1.02 in the first nine months of 2024 and 2023, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income, financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
On March 2, 2023, we entered into the 10b5-1 Plan established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. During the nine months ended January 31, 2024, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase. In accordance with the Inflation Reduction Act, a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024 and included within additional capital in our Condensed Consolidated Balance Sheet.

During the nine months ended January 31, 2023, we did not repurchase any common shares under a repurchase plan authorized by the Board. All other share repurchases during the nine months ended January 31, 2024 and 2023, consisted of shares repurchased from stock plan recipients in lieu of cash payments.
On November 7, 2023, we acquired Hostess Brands, and as a result, we issued approximately 4.0 million common shares valued at $450.2 in exchange for the outstanding shares of Hostess Brands common stock to partially fund the acquisition of Hostess Brands. The shares issued were based on each outstanding share of Hostess Brands common stock receiving $30.00 per share in cash and 0.03002 shares of our common shares, which represents a value of $4.25 based on the closing stock price of our common shares on September 8, 2023, the last trading day preceding September 11, 2023, the date on which the execution of the Hostess Brands merger agreement was publicly announced. For additional information on the acquisition of Hostess Brands, see Note 3: Acquisition.
In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama, dedicated to the production of Smucker’s Uncrustables frozen sandwiches. Construction of this facility began in 2022, with production expected to begin in 2025. The project demonstrates our commitment to meet increasing demand for this highly successful product and deliver on our strategy to focus on brands with the most significant growth opportunities. Construction of the facility and production will occur in three phases over multiple years, with financial investments and job creation aligning across each of the three phases. Subsequent to January 31, 2024, property damage was incurred at the new manufacturing facility as a result of an equipment fire. Based on our initial assessment of the damage, our preliminary estimate of the financial impact, net of an anticipated insurance recovery, is not expected to be material. Further, we do not anticipate a significant delay in beginning production in 2025.
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
During the third quarter of 2024, we returned $50.0 of foreign cash to the U.S. from Canada, reflecting an intercompany debt repayment, and as a result, there were no tax impacts. As of January 31, 2024, total cash and cash equivalents of $23.3 was held by our foreign subsidiaries, primarily in Canada.
Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
During the second quarter of 2024, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. In addition, on November 7, 2023, we entered into a Term Loan with a group of banks for an unsecured $800.0 term facility. The Senior Notes and Term Loan were used to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition. For additional information, see Note 9: Debt and Financing Arrangements. As of January 31, 2024, there were no other material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2023.
NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial measures including: net sales excluding acquisition, divestitures, and foreign currency exchange, adjusted gross profit, adjusted operating income, adjusted income, adjusted earnings per share, and free cash flow, as key measures for purposes of evaluating performance internally. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures. Furthermore, these non-GAAP financial measures are used by management in preparation of the annual budget and for the monthly analyses of our operating results. The Board also utilizes certain non-GAAP financial measures as components for measuring performance for incentive compensation purposes.

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results, such as unfavorable tax impacts associated with the acquisition of Hostess Brands, can significantly impact our adjusted effective income tax rate.

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
The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 30 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Gross profit reconciliation:
Gross profit	$823.1	$755.8	$2,202.1	$2,009.4
Change in net cumulative unallocated derivative gains and losses	5.2	(17.5)	21.1	43.4
Cost of products sold – special project costs (A)	—	1.0	—	4.9
Adjusted gross profit	$828.3	$739.3	$2,223.2	$2,057.7
Operating income reconciliation:
Operating income	$297.4	$317.9	$899.8	$791.0
Amortization	55.7	55.6	135.1	166.8
Loss (gain) on divestitures – net	0.3	—	12.9	(1.6)
Change in net cumulative unallocated derivative gains and losses	5.2	(17.5)	21.1	43.4
Cost of products sold – special project costs (A)	—	1.0	—	4.9
Other special project costs (A)	98.9	0.6	105.7	2.7
Adjusted operating income	$457.5	$357.6	$1,174.6	$1,007.2
Net income reconciliation:
Net income	$120.4	$208.5	$498.9	$509.4
Income tax expense	75.1	66.9	184.4	160.0
Amortization	55.7	55.6	135.1	166.8
Loss (gain) on divestitures – net	0.3	—	12.9	(1.6)
Change in net cumulative unallocated derivative gains and losses	5.2	(17.5)	21.1	43.4
Cost of products sold – special project costs (A)	—	1.0	—	4.9
Other special project costs (A)	98.9	0.6	105.7	2.7
Other debt costs – special project costs (A)	—	—	19.5	—
Other expense – special project costs (A)	(0.1)	—	0.3	—
Other infrequently occurring items:
Realized loss on investment in equity securities – net (B)	—	—	21.5	—
Pension plan termination settlement charge (C)	—	—	3.2	—
Adjusted income before income taxes	$355.5	$315.1	$1,002.6	$885.6
Income taxes, as adjusted	92.9	78.3	248.0	214.5
Adjusted income	$262.6	$236.8	$754.6	$671.1
Weighted-average shares – assuming dilution	106.1	107.0	103.8	106.9
Adjusted earnings per share – assuming dilution	$2.48	$2.21	$7.27	$6.28
(A)Includes certain divestiture, acquisition, integration, and restructuring costs. For more information, see Note 5: Special Project Costs, Note 6: Reportable Segments, and Note 9: Debt and Financing Arrangements.

(B)Realized loss on investment in equity securities – net includes gains and losses on the change in fair value on our investment in Post common stock and the related equity forward contract, which was settled on November 15, 2023. For more information, see Note 4: Divestitures, Note 11: Derivative Financial Instruments, and Note 12: Other Financial Instruments and Fair Value Measurements.
(C)Represents the nonrecurring pre-tax settlement charge recognized during the first quarter of 2024 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members within our Canadian defined benefit plans, which is subject to regulatory approval before a payout can be made. For additional information, see Note 10: Pensions and Other Postretirement Benefits.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2024, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.
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
In November 2023, we terminated interest rate contracts for $42.5 concurrent with the payment of the debt assumed with the acquisition of Hostess Brands. The interest rate contracts were designated as cash flow hedges and were used to manage exposure to changes in cash flows associated with variable rate debt.
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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at January 31, 2024, would increase the fair value of our long-term debt by $663.6.
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

The following sensitivity analysis presents our potential loss (gain) of fair value resulting from a hypothetical 10 percent change in market prices related to commodities.

	January 31, 2024	April 30, 2023
High	$29.2	$53.9
Low	(4.3)	21.6
Average	14.3	39.7
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2024, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2024, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 6 percent of net sales during the nine months ended January 31, 2024. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of January 31, 2024 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls: There have been no changes in our internal control over financial reporting during the nine months ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
On November 7, 2023, we acquired Hostess Brands, as discussed in Note 3: Acquisition in Part I, Item 1 in this Quarterly Report on Form 10-Q. As part of the purchase price allocation process, procedures were performed to validate the assets acquired and liabilities assumed, including existence testing and a preliminary valuation of the tangible and intangible assets acquired. We are currently integrating Hostess Brands into our operations and internal control processes, and, as permitted by the SEC rules and regulations, we have not yet included Hostess Brands in our assessment of the effectiveness of our internal control over financial reporting. Hostess Brands constituted $6,332.0 of our consolidated total assets at January 31, 2024. For the three months ended January 31, 2024, Hostess Brands net sales was $300.3 and operating income was $34.7, which excludes special project costs recognized within the segment. We anticipate Hostess Brands will be included in management’s evaluation of internal control over financial reporting as of April 30, 2025.
Furthermore, as a result of the divested Sahale Snacks and Canada condiment businesses on November 1, 2023, and January 2, 2024, respectively, new controls were executed during the third quarter of 2024.
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

In particular, our ability to realize the anticipated benefits of the acquisition of Hostess Brands will depend, to a large extent, on our ability to integrate the Hostess Brands business into the Company. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Hostess Brands’ business practices and operations with our business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations, or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the transactions, and negatively impact the price of our common shares.

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

In addition, we have made strategic divestitures of brands and businesses, including the recently divested Sahale Snacks and Canada condiment businesses, which closed during the third quarter of 2024, as well as past divestitures of certain pet food brands, the natural beverage and grains, and private label dry pet food businesses, and we may do so in the future. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, our business and financial results could be negatively impacted. Further, we may incur asset impairment charges related to divestitures that reduce our profitability. Divestitures and related restructuring costs, such as the restructuring plan entered into in 2021, and concluded in 2023, require a significant amount of management and operational resources. These additional demands could divert management’s attention from core business operations, potentially adversely impacting existing business relationships and employee morale, resulting in negative impacts on our financial performance. For more information, see Note 4: Divestitures and Note 5: Special Project Costs.
Our business could be harmed by strikes or work stoppages.

As of January 31, 2024, 28 percent of our full-time employees, located at 11 manufacturing locations, are covered by collective bargaining agreements, inclusive of Hostess Brands employees. These contracts vary in term depending on location, with no contracts expiring in 2024. We cannot assure that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of new collective bargaining agreements or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.
A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.
A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At January 31, 2024, the carrying value of goodwill and other intangible assets totaled $15.0 billion, compared to total assets of $20.3 billion and total shareholders’ equity of $7.6 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.

As of January 31, 2024, goodwill and indefinite-lived intangible assets totaled $7.7 billion and $4.3 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $1.6 billion and $1.1 billion, respectively, within the U.S. Retail Pet Foods segment; $2.1 billion and $1.3 billion, respectively, within the U.S. Retail Coffee segment; and $2.5 billion and $1.8 billion, respectively, within the Sweet Baked Snacks segment, which represent approximately 85 percent of the total goodwill and indefinite-lived intangible assets as of January 31, 2024.

The goodwill within the U.S. Retail Pet Foods segment remains susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is primarily attributable to the recognition of these assets at fair value resulting from impairment charges and divestitures in recent years. Further, the goodwill and indefinite-lived trademarks within the Sweet Baked Snacks reportable segment were based on their estimated fair values on the acquisition date. Since carrying value represents the estimated fair value, these assets could be more susceptible to future impairment. A change to the assumptions regarding future performance of the business, or a portion of it, or a change to other assumptions, could result in significant impairment losses in the future.

As of April 30, 2023, the estimated fair value was substantially in excess of the carrying value for all reporting units and material indefinite-lived intangible assets, and in all such instances, the estimated fair value exceeded the carrying value by greater than 10 percent.

While we concluded there were no indicators of impairment as of January 31, 2024, any significant sustained adverse change in consumer purchasing behaviors, financial results, or macroeconomic conditions could result in future impairment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the third quarter of 2024, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the maximum number of shares that may yet be purchased under the plans or programs:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2023 - November 30, 2023	21	$113.47	—	1,111,472
December 1, 2023 - December 31, 2023	42	116.12	—	1,111,472
January 1, 2024 - January 31, 2024	1,038	126.55	—	1,111,472
Total	1,101	$125.90	—	1,111,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(c)During the first nine months of 2024, we repurchased approximately 2.4 million common shares under our repurchase program, as discussed in Note 17: Common Shares.
(d)    As of January 31, 2024, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 5. Other Information.
(c) Trading Plans
During the first nine months of 2024, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 47 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2024	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chair of the Board, President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger by and among The J.M. Smucker Company, Hostess Brands, Inc. and SSF Holdings, Inc. dated as of September 10, 2023
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.