Form 10-K
period 2024-04-30
J M SMUCKER Co
filed 2024-06-18
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
 FORM 10-K
_________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2023, was $11,160,620,648.
As of June 11, 2024, 106,195,350 common shares of The J. M. Smucker Company were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 14, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
(Dollars and shares in millions, unless otherwise noted, except per share data)
Item 1.    Business.
The Company: The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”), often referred to as Smucker’s (a registered trademark), was established in 1897 and incorporated in Ohio in 1921. We operate principally in one industry, the manufacturing and marketing of branded food and beverage products on a worldwide basis, although the majority of our sales are in the United States (“U.S.”). Operations outside the U.S. are principally in Canada, although our products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency translation, represented 5 percent of consolidated net sales for 2024. Our branded food and beverage products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers primarily through retail outlets in North America.
On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, Inc. (“Hostess Brands”), a manufacturer and marketer of sweet baked goods brands, including Hostess® Donettes®, Twinkies®, CupCakes, DingDongs®, Zingers®, CoffeeCakes, HoHos®, Mini Muffins, and Fruit Pies, and the Voortman® cookie brand, which resulted in a new reportable segment for 2024, Sweet Baked Snacks.
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, and U.S. Retail Pet Foods (the “U.S. retail market segments”) and Sweet Baked Snacks. These segments in total comprised 85 percent of consolidated net sales in 2024 and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. Additionally, we sell products both domestically and in foreign countries through retail channels and foodservice distributors and operators through the Sweet Baked Snacks segment and the combined International and Away From Home operating segments. During 2024, the historical U.S. Retail Consumer Foods reportable segment was renamed to U.S. Retail Frozen Handheld and Spreads; however, there was no change to the manner in which the segment was previously presented. For additional information on our reportable segments, see Note 5: Reportable Segments.

On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods, Inc. (“TreeHouse Foods”). The transaction included Bick’s® pickles, Habitant® pickled beets, Woodman’s® horseradish, and McLarens® pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8, $61.6, and $62.7 in 2024, 2023, and 2022, respectively, which were included in the International operating segment.

On November 1, 2023, we sold the Sahale Snacks® business to Second Nature Brands (“Second Nature”). The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1, $48.4, and $47.4 in 2024, 2023, and 2022, respectively, primarily included in the U.S. Retail Frozen Handheld and Spreads segment.

On April 28, 2023, we sold certain pet food brands to Post Holdings, Inc. (“Post”). The transaction included the Rachael Ray® Nutrish®, 9Lives®, Kibbles ’n Bits®, Nature’s Recipe®, and Gravy Train® brands, as well as the private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion and $1.4 billion in 2023 and 2022, respectively, primarily included in the U.S. Retail Pet Foods segment.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus Capital Management LP (“Nexus”). The transaction included products sold under the R.W. Knudsen® and TruRoots® brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic® beverages, dedicated manufacturing and distribution facilities in Chico, California and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 in 2022, primarily included in the U.S. Retail Frozen Handheld and Spreads segment.
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

For additional information on the acquisition and divestitures, see Note 2: Acquisition and Note 3: Divestitures.

Principal Products: In 2024, our principal products were coffee, pet snacks, peanut butter, cat food, frozen handheld products, sweet baked goods, fruit spreads, portion control products, baking mixes and ingredients, toppings and syrups, dog food, and cookies. Product sales information for the years 2024, 2023, and 2022 is included within Note 5: Reportable Segments.
Products within our U.S. retail market segments are primarily sold through a combination of direct sales and brokers to food retailers, club stores, discount and dollar stores, online retailers, pet specialty stores, drug stores, military commissaries, mass merchandisers, and distributors. The Sweet Baked Snacks segment includes products distributed across all channels, both domestically and in foreign countries, such as supermarket chains, national mass retailers, convenience stores, club stores, discount and dollar stores, drug stores, and the vending channel. International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).
Sources and Availability of Raw Materials: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. Green coffee, peanuts, oils and fats, flour, sugar, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate over time, partially driven by the elevated commodity and supply chain costs we have continued to experience in 2024. We actively monitor changes in commodity and supply chain costs, and to mitigate the fluctuation of costs, we may be required to implement material price increases or decreases across our business. Futures, basis, options, and fixed-price contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries, and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, geopolitical conflicts (including the ongoing conflicts between Russia and Ukraine and Israel and Hamas), changes in governmental agricultural and energy policies and regulations, and political and economic conditions in the source countries. We source peanuts, protein meals, and oils and fats mainly from North America. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. For additional information on the commodities we purchase, see “Commodities Overview” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.
Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials for our Folgers® coffee products, as well as our Jif® peanut butter, and certain finished goods, such as K-Cup® pods, our Pup-Peroni® dog snacks, and liquid coffee, from primary or single sources of supply pursuant to long-term contracts. While availability may vary year to year, we have not historically encountered significant shortages of key raw materials, and we believe that we will continue to obtain adequate supplies. We consider our relationships with key raw material suppliers to be in good standing.
Trademarks and Patents: Many of our products are produced and sold under various patents and patents pending, and marketed under trademarks owned or licensed by us or one of our subsidiaries. Our major trademarks as of April 30, 2024, are listed below.

Primary Reportable Segment	Major Trademark
U.S. Retail Coffee	Folgers®, Dunkin’®, and Café Bustelo®
U.S. Retail Frozen Handheld and Spreads	Uncrustables®, Jif®, and Smucker’s®
U.S. Retail Pet Foods	Meow Mix®, Milk-Bone®, Pup-Peroni®, and Canine Carry Outs®
Sweet Baked Snacks	Hostess® and Voortman®
Other (A)	Folgers, Smucker’s, and Uncrustables
(A) Represents the combined International and Away From Home operating segments.
Dunkin’ is a trademark of DD IP Holder LLC used under three licenses (the “Dunkin’ Licenses”) for packaged coffee products, including K-Cup® pods, sold in retail channels, such as grocery stores, mass merchandisers, club stores, e-

commerce, and drug stores, as well as in certain away from home channels. The Dunkin’ Licenses do not pertain to coffee or other products for sale in Dunkin’ restaurants. The terms of the Dunkin’ Licenses include the payment of royalties to an affiliate of DD IP Holder LLC and other financial commitments by the Company. The Dunkin’ Licenses are in effect until January 1, 2039. Keurig® and K-Cup® are trademarks of Keurig Green Mountain, Inc. (“Keurig”), used with permission.
Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “That Jif’ing Good®,” “The Only One Cats Ask For By Name®,” the Smucker’s banner, the Uncrustables Round, Crustless Sandwich design, the Crock Jar shape, the Gingham design, the Jif Color Banner design, the Café Bustelo Angelina design, and the Milk-Bone and Meow Mix logos.
We own many patents worldwide in addition to utilizing proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.
We consider all of our owned and licensed intellectual property, taken as a whole, to be essential to our business.
Seasonality: The U.S. retail market segments do not experience significant seasonality, as demand for our products is generally consistent throughout the year. However, the Sweet Baked Snacks segment does experience moderate seasonality, with declines during the early winter period due to the holiday season.
Customers: Sales to Walmart Inc. and subsidiaries amounted to 33 percent of net sales in 2024 and 34 percent in both 2023 and 2022. These sales are primarily included in our U.S. retail market segments. No other customer exceeded 10 percent of net sales for any year.
During 2024, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.
Government Business: No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Competition: We are the branded market leader in the coffee, dog snacks, peanut butter, frozen snacks and sandwiches, and fruit spreads categories in the U.S. In Canada, we are the branded market leader in the flour, fruit spreads, canned milk, and ice cream toppings categories. Our business is highly competitive as all of our brands compete with other branded products as well as private label products.
In order to remain competitive, companies in the food industry need to consider emerging consumer preferences, technological advances, product and packaging innovations, and the growth of certain retail channels, such as the
e-commerce market. The primary ways in which products and brands are distinguished include brand recognition, product quality, price, packaging, new product introductions, nutritional value, convenience, advertising, promotion, and the ability to identify and satisfy consumer preferences. Positive factors pertaining to our competitive position include well-recognized brands, high-quality products, consumer trust, experienced brand and category management, varied product offerings, product innovation, responsive customer service, and an integrated distribution network.
The packaged foods industry has been challenged by a general long-term decline in sales volume in the center of the store. Certain evolving consumer trends have contributed to the longer-term decline, such as a heightened focus on health and wellness, an increased desire for fresh foods, and the growing impact of social media and e-commerce on consumer behavior. To address these dynamics, we continue to focus on innovation with an increased emphasis on products that satisfy evolving consumer trends. However, in recent years, there has been an increase in sales primarily driven by changes in consumer behaviors, including employees working at home more frequently.
In addition, private label continues to be a competitor in the categories in which we compete, partially due to improvements in private label quality, the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty, and a movement toward lower-priced offerings during economic downturns or instances of increased inflationary pressures. For the U.S. retail market segments, private label held a 13.7 dollar average market share during the 52 weeks ended April 21, 2024, for the categories in which we compete, as compared to a 12.1 dollar average market share during the same period in the prior year. Within the Sweet Baked Snacks segment, private label held a 6.8 dollar average market share during the 52 weeks ended April 27, 2024, for the categories in which we compete. We believe that both private label and leading brands play an important role in the categories in which we compete, appealing to different consumer segments. We closely monitor the price gap, or price premium, between our brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.
Our primary brands and major competitors as of April 30, 2024, are listed below.

Our Primary Products	Our Primary Brands	Competing Brands	Competitors
U.S. Retail Coffee
Mainstream roast and ground coffee	Folgers (A) and Café Bustelo	Maxwell House and Yuban	The Kraft Heinz Company
		Private label brands	Various
		McCafé	Keurig Dr. Pepper
		Cafe La Llave	F. Gaviña & Sons, Inc.
Single serve coffee – K-Cup®	Dunkin’, Folgers, and Café Bustelo	Private label brands	Various
		Green Mountain Coffee (A), Donut Shop, and McCafé	Keurig Dr. Pepper
		Starbucks	Nestlé S.A.
		Peet’s Coffee & Tea	JDE Peet’s N.V.
		Maxwell House and Gevalia	The Kraft Heinz Company
Premium coffee	Dunkin’	Starbucks (A) and Seattle’s Best Coffee	Nestlé S.A.
		Private label brands	Various
		Peet’s Coffee & Tea	JDE Peet’s N.V.
		Eight O’Clock	Tata Global Beverages Limited
		Community Coffee	Community Coffee Company
		Gevalia	The Kraft Heinz Company
U.S. Retail Frozen Handheld and Spreads
Peanut butter and specialty spreads	Jif (A)	Private label brands	Various
		Skippy	Hormel Foods Corporation
		Nutella	Ferrero SpA
		Peter Pan	Post Holdings, Inc.
Fruit spreads	Smucker’s (A)	Private label brands	Various
		Welch’s	Welch Foods Inc.
		Bonne Maman	Andros Foods USA, Inc.
Frozen sandwiches and snacks	Smucker’s Uncrustables	Hot Pockets (A)	Nestlé S.A.
		Totino’s	General Mills, Inc.
		El Monterrey	Ruiz Foods
		Private label brands	Various
U.S. Retail Pet Foods
Mainstream cat food	Meow Mix	Cat Chow (A), Friskies, Kit & Kaboodle, and Fancy Feast	Nestlé Purina PetCare Company
		Iams and Sheba	Mars, Incorporated
Pet snacks	Milk-Bone (A), Pup-Peroni, and Canine Carry Outs	Beggin’ Strips	Nestlé Purina PetCare Company
		Blue Buffalo and Nudges	General Mills, Inc.
		Dentastix and Greenies	Mars, Incorporated
		Private label brands	Various
Sweet Baked Snacks
Sweet baked goods	Hostess	Little Debbie (A)	McKee Foods Corporation
		Entenmann’s	Grupo Bimbo, S.A.
		Private label brands	Various, Flower Foods, Inc.
Cookies	Voortman	Nabisco (A)	Mondelez International
		Private label brands	Various

International and Away From Home
Foodservice hot beverage	Folgers, 1850®, and Café Bustelo	Starbucks	Nestlé S.A.
		Private label brands	Various
		Nescafé	Société des Produits Nestlé S.A.
Foodservice portion control	Smucker’s and Jif	Private label brands	Various, including Diamond Crystal Brands
		Heinz, Welch’s, and Private Label Brands	The Kraft Heinz Company
Foodservice frozen handheld	Smucker’s Uncrustables	Hot Off the Grill	Integrated Food Service
		Classic Delight	Classic Delight Inc.
Canada coffee	Folgers	Tim Hortons (A)	Restaurant Brands International Inc.
		Maxwell House	The Kraft Heinz Company
		Private label brands	Various
Canada flour	Robin Hood® (A) and Five Roses®	Private label brands	Various
(A) Identifies the current market leader within the product category. In certain categories, the market leader is not identified as two or more brands compete for the largest share.
Government Regulations: Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S., including the U.S. Food and Drug Administration (the “FDA”), U.S. Federal Trade Commission, U.S. Departments of Agriculture, Commerce, and Labor, and U.S. Environmental Protection Agency. Additionally, we are subject to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, transportation, storage, distribution, packaging disposal, and sale of food products are each subject to governmental regulation that is increasingly extensive. Governmental regulation encompasses such matters as ingredients (including whether a product contains bioengineered ingredients), packaging and disposal of packaging, labeling (including use of certain terms such as sugar free, healthy, low sodium, and low fat), pricing, advertising, relations with distributors and retailers, health, safety, data privacy and security, and anti-corruption, as well as an increased focus regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy, and sustainability, including single-use plastics. We are subject to tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. We rely on legal and operational compliance programs, including in-house and outside counsel, to guide our business in complying with applicable laws and regulations of the countries in which we do business. We believe we are in compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position in 2025.

Environmental Matters: Compliance with environmental regulations and prioritizing our environmental sustainability efforts are important to us as a responsible corporate citizen. As such, we have public goals related to waste diversion, water usage, energy usage, greenhouse gas emissions, and sustainable packaging. In support of our commitment to environmental sustainability, we have implemented and manage a variety of programs across our operations, including energy optimization, utilization of renewable energy, water conservation, recycling, and, in our supply chains, we support projects that increase sustainable practices. We continue to evaluate and modify our processes to further limit our impact on the environment.

Human Capital Management: Our values and principles are rooted in our Basic Beliefs to Be Bold, Be Kind, Do the Right Thing, Play to Win, and Thrive Together, which serve as the foundation for everything we do as an organization and are clear, concise, and actionable to help our employees continue to bring our unique culture to life, as our employees are among our most important resources. Our employees are critical to our success as a company, and we are committed to supporting them holistically, both personally and professionally. With almost 9,000 full-time employees worldwide, every employee makes a difference to our Company. We believe it is critical that we have an inclusive and diverse environment and that we take proactive steps to ensure we are enabling our employees to reach their full potential. To hold ourselves accountable, we conduct an employee engagement survey annually to provide an opportunity for open and confidential feedback from our employees and to help guide our organization priorities for the upcoming fiscal year. Additionally, we conduct functional pulse surveys as needed to gain additional information based on responses to the larger engagement survey, or in sub-groups of our employee population where a specific topic or question may be needed. These surveys are supplemented by regular Company Town Halls, which help to foster an environment of transparency and two-way communication. Employees also have the opportunity to anonymously report violations of the Commitment to Integrity: Our Code (“Code of Conduct”) or complaints regarding accounting, auditing, and financial-related matters through our Smucker Voice Line – the Integrity Portal (“Portal”). The Portal also can be utilized by customers, contractors, vendors, and their employees, as well as any others in a business relationship with our Company. To further support our commitment to ethics and our basic belief, Do the

Right Thing, our employees are also asked to participate in Ethics and Compliance Surveys, to help us understand our strengths and identify opportunities for future ethics and compliance programs and training. We track our progress in the Ethics and Compliance space through ongoing assessments of our internal programs and through our Ethics and Compliance Survey, as well as through dedicated questions included in our annual Employee Engagement Survey, and we are pleased to share that our Company was recognized in 2024 as one of the World’s Most Ethical Companies by Ethisphere.

Additional information regarding our human capital management is available in our 2023 Corporate Impact Report that can be found on our website at www.jmsmucker.com/news-stories/corporate-publications. Information on our website, including our 2023 Corporate Impact Report, is not incorporated by reference into this Annual Report on Form 10-K.

Health and Wellness: Maintaining a safe and healthy workplace is among our top priorities and is aligned with our basic belief, Do the Right Thing. We are diligent in ensuring workforce health and safety through education and training which is provided at all locations. Our health and safety internal assessments conducted at each of our production facilities quarterly, as well as periodic external assessments, confirm our compliance with safety regulations and corporate policies. The teams document the results and determine corrective actions to ensure we hold ourselves accountable for providing a safe work environment. During 2024, we achieved a total recordable incident rate that is four times below the national average for our industry peers as a result of these efforts.

As part of our focus on well-being, we emphasize the need for our employees to embrace healthy lifestyles. We offer all employees a variety of free and discounted services, as well as educational opportunities, to support their physical, emotional, and financial well-being, including free sessions through our Employee Assistance Program. We also offer onsite conveniences, such as health and wellness centers at several of our locations and a Child Development Center at our corporate headquarters in Orrville, Ohio. In addition, we provide our employees with paid time off to renew and programs to promote workplace flexibility.

Further, we have continued to promote the importance of self-care and the availability of mental health resources to our employees. In recognition of the need for mental health resources across society, we have partnered with the National Alliance on Mental Health to provide support for our employees and communities. Their mental health services and self-care programs benefit our employees by raising awareness and providing additional support and education for mental health. Additionally, in 2024, we partnered with The Village Network on their Early Childhood Mental Health initiatives. This commitment will provide access to important mental health and educational services for families and their children from birth to age five and will be provided by Therapeutic Childcare Centers.

Diversity and Inclusion: We believe having an inclusive culture and the expertise of diverse professionals across our business that reflects our consumers is critical to our success and is in alignment with our basic belief, Thrive Together. Our commitment to inclusion, diversity, and equity (“ID&E”) is focused around the following three aspirations:
•Enhance Workplace Diversity within our U.S. salaried employee community by aspiring to double the representation of People of Color and increasing the presence of women at all senior levels by 2027;
•Increase Equity Through Expanded Opportunities by evaluating training programs and practices, including lateral assignments and promotions, to support equitable opportunities for all; and
•Foster an Inclusive Workplace by establishing measurable expectations for participation in select employee resource group (“ERG”) sponsored events and education and the development of integrated strategy, aspirations, and prioritized initiatives across our ERGs.
In support of these aspirations, we have made important progress on our commitment to create an environment where our employees are supported, and differences are truly celebrated. We have successfully introduced ERGs, which are all voluntary, employee-led groups that represent a unique community. The purpose of these groups is to create inclusion where all can see themselves and feel a part of our Company. We have eight ERGs, as well as our Advocate Alliance group, to support employees and encourage allyship. Our ERGs include BLAC (Black Leadership and Ally Council); PRIDE Alliance (i.e., LGBTQ+); GROW (Greater Resources and Opportunities for Women); RAICES (i.e., Latino/a/x and Hispanic contributions); AFVA (Armed Forces Veterans and Allies); CAPIA (Community of Asians, Pacific Islanders, and Allies); ADDAPT (Advocating for Disabilities and Diverse Abilities by Partnering Together); and YP (Young Professionals), which all employees are encouraged to join as either a member or ally. Additionally, we have coordinated more than 10,000 hours of employee programming on education and understanding, hosted panels to reflect the unique experiences of underrepresented groups to increase employee awareness while encouraging empathy and allyship, and published regular content to celebrate our differences and increase understanding.

We approach diversity from the top-down, exemplified by our Board of Directors (the “Board”), where 4 of 10 directors are women and 3 of 10 directors are racially or ethnically diverse. Additionally, 43 percent of our executive and senior management team members are women, inclusive of 3 of 6 members of our Executive Leadership Team, and 13 percent of our salaried workforce is racially or ethnically diverse. We recognize we have work to do to ensure a more inclusive and diverse organization, which is why we are improving our recruiting, hiring, and retention programs at all levels within our Company. To further these efforts, we established human resource positions focused on improving our diversity and inclusion, specifically within talent acquisition, recruiting, and organization development. A portion of our annual cash incentive awards for our Company Leadership Team, which consists of all employees at or above the Senior Director level, is based on the achievement of our environmental, social, and governance objectives, which include our ID&E efforts.

Further, we have partnered with the Akron Urban League, the Urban League of Greater Cleveland, the Equal Justice Initiative, the Human Rights Campaign, and the NAACP Legal Defense and Educational Fund to further our commitment to this cause and have committed more than $680,000 to these partners as part of multi-year partnerships. These organizations advocate for inclusion, racial justice, and the advancement of underrepresented and vulnerable people. To ensure ongoing progress against our commitments, we are evaluating our success through several measures, including reviews of organization health assessments, evaluation of workforce composition and minority representation across all levels of the organization, and successful integration of key programming. In addition, to further support our ERGs and charitable giving efforts, we have donated a combined $375,000 in 2024 and 2023 to support organizations that align and are supported by our ERGs.

During calendar year 2023, due to our increased efforts to support diversity and inclusion, our Corporate Equality Index (“CEI”) from the Human Rights Campaign was 100 out of 100 points, which increased from 95 in calendar year 2022. Specifically, we were able to increase the CEI index through enhancements to our transgender-inclusive health benefits, philanthropic contributions to and partnerships with LGBTQ+ organizations, pledging our support of the Human Rights Campaign’s Business Coalition for the Equality Act, enhancement of charitable giving guidelines to prohibit philanthropic support of organizations with an explicit policy of sexual orientation and gender identity discrimination, having a supplier diversity program that includes the outreach to LGBTQ+ owned businesses, and the establishment of the PRIDE Alliance ERG.
Learning and Development: We strive to foster an environment of growth and continuous learning for our people with a focus on our basic belief, Play to Win. We support and challenge our employees to increase their knowledge, skills, and capabilities through all phases of their career. We believe that we offer one of the best cultures in the food industry, along with numerous learning and development opportunities, to support a long and prosperous career. Our Employee Development programs offer foundational instruction on Company culture and provide employees additional learning opportunities throughout their careers to help them reach their full potential. This is reflected in annual reviews, which allow management and employees to partner and determine specific opportunities for growth within each role through important work, new experiences generated through a dynamic environment, regular feedback, and purposeful development opportunities. Building a career at our Company is fundamental to who we are and is evidenced by our Executive Leadership Team, where 4 of 6 members were promoted from within, and our trailing 12-month turnover remains below the industry average. While the current labor market presents significant challenges for employers, we have made differential investments in our talent acquisition tools and programs to help us continue to attract the right candidates.

In addition, we are committed to providing the tools and resources our employees need to learn, develop, and grow with us, including virtual sessions. A suite of online training and education programs is available to our employees, ranging from role-specific training to education on soft skills and our Company culture. Through these tools and resources, in 2024, we coordinated over 19,000 hours of professional development training for our employees. Our best-in-class “Discovering the Art of Leadership” series, developed in collaboration with Case Western Reserve University, teaches our people managers how to effectively lead teams and develop employees. We dedicate time to developing and coaching our people managers to provide support to our employees holistically. This means promoting resonant leadership and the practice of emotional intelligence and mindfulness, so our people managers have the knowledge and tools to support the unique needs of each employee.

Fostering an environment for growth and continuous learning for our employees is an important priority of our Company. However, our commitment to education also includes our communities as evidenced by our partnerships with organizations passionate about improving access to quality education. We have partnered with Akron Children’s Hospital to launch the Berry Good Reading Program, which provides books to children during annual well visits. We also continue to support our long-time partners including the Boys & Girls Clubs of America® and Junior Achievement USA®, among others, which offer programming focused on childhood growth and development. Finally, in partnership with the Hispanic Association of Colleges and Universities (“HACU”), our Café Bustelo brand continues to sponsor the El Café del Futuro Scholarship, a program that invests in the Latino community by awarding scholarships to college students at HACU-member institutions seeking a better future for themselves, their families, and their communities. To date, $800,000 in college funds have been awarded to 160 HACU Latino students nationwide.
Compensation and Benefits: In support of our basic beliefs, Be Kind and Play to Win, we believe in paying for performance and compensating our employees at market competitive rates and utilizing performance-based awards to support the overall well-being of our employees. Additionally, we employ an incentive program for eligible participants to reward both shared Company results and strong individual performance. Our Total Rewards program offers competitive, comprehensive benefits to meet the unique needs of each employee at each life stage, including insurance coverage options for domestic partners in addition to married couples, and a retirement savings program with a Company match. Our rewards program also addresses the holistic needs of our employees by supporting their physical well-being, providing tools and resources to help them actively take responsibility, share in the cost, and make the best decisions regarding their personal well-being. These programs provide resources that respond to their changing needs throughout their careers, including access to our Child Development Center, tuition assistance, pet insurance, paid bereavement leave, and expanded parental leave for both parents. Additionally, our approach to paid time off is competitive with our industry peers, which includes at least three weeks of paid time off (and increases based on an employee’s tenure), 12 paid Company holidays per calendar year, including a floating holiday, which can be used at the employee’s discretion to observe and celebrate occasions that align with their personal interests and beliefs, 12 weeks of parental leave, in addition to short-term disability available to birth mothers, and pet bereavement leave. Our Total Rewards benefits package includes advocacy resources to help LGBTQ+ employees navigate obstacles and identify LGBTQ+ knowledgeable providers. In addition, our family-building benefits support the desire for all aspiring parents to build their family through enhanced fertility benefits through a third-party partner, as well as enhanced adoption and surrogacy financial support.

We are committed to paying our employees fairly and equitably. To that end, we conduct a pay equity analysis each year and, with the support of our Compensation and People Committee, make necessary adjustments to make sure that similarly situated employees are paid equitably.

Lastly, we have an established working hours policy to clarify shared expectations but continue to review the professional environment to determine how to effectively manage it. As we looked at how to address the evolving workplace at our Company, it was important to us to deliver on our employees’ needs and expectations while enabling collaboration and supporting continued productivity to deliver our business objectives. To realize this, our corporate workplace model is focused on the idea of presence with purpose. We plan around core weeks, typically two weeks per month, where we encourage employees to be in office two to three days per week. To us, true flexibility is not simply establishing a specific number of days in the office, and we have approached the development of our model based on guiding principles. Employees have shared an appreciation for the balance, providing them the flexibility they desire with the consistent opportunity to engage with colleagues in person, which also remains important to them. While we are pleased with the results of the working hours policy to date, we will continue to evaluate it.
Community and Social Impact: Supporting the communities where we live and work has been a Company priority since our inception and is aligned with our basic belief, Be Kind. Through our many partnerships, we are able to understand the needs and support required within our local communities and leverage these relationships to make the connections necessary to offer this critical assistance. With our partners, including the American Red Cross®, United Way®, Feeding America®, and Habitat for Humanity®, we have helped support disaster relief efforts with product and financial donations. Specifically, through the Feeding America®, Greater Good Charities® – Rescue Bank, American Red Cross®, and United Way®, we have donated more than $1.5 million to support the communities where we live and work. We have supported the LeBron James Family Foundation, and its work with the I PROMISE School, including helping supply the school’s onsite food pantry, donating funds to the school’s library, and the development of the I PROMISE School’s Smucker Hometown Hall. In addition to our work to support those in the communities where we live and work, we believe it is important that we help facilitate business success globally and are proud that our employees share in this belief. Through our relationship with Partners in Food Solutions and TechnoServe®, we have opened up skills-based employee volunteer opportunities to our workforce, allowing our people to share their talents and expertise with companies that work to help provide a secure and consistent food supply for families in Africa.

We are fortunate to have the expertise and passion of talented employees who help us deliver high-quality products to our customers and consumers across North America and who share our commitment to ensure that people, pets, and communities where we live and work have access to the support and essential resources they need. We believe it is important to celebrate their contributions, including recognizing organizations about which they are especially passionate. One way we do this is through our Company Matching Gift Program, which gives employees the opportunity to donate to partner charities and have their donation matched by the Company, dollar-for-dollar, from a minimum of $5 up to a maximum of $2,500 per calendar year per employee. In addition, each year we offer employees the opportunity to nominate the organizations most important to them to be added to the program. Furthermore, the Company Matching Gift Program credits our employees’ Smucker Giving accounts for each hour of volunteering done for a non-profit charity, and these funds can be donated to an approved charity of the employee’s choice.

Information about our Executive Officers: The names, ages as of June 11, 2024, and current positions of our executive officers are listed below. All executive officers serve at the pleasure of the Board, with no fixed term of office.

Name	Age	Years with Company	Position	Served as an Officer Since
Mark Smucker	54	26	Chair of the Board, President, and Chief Executive Officer (A)	2001
John Brase	56	4	Chief Operating Officer (B)	2020
Jeannette Knudsen	54	21	Chief Legal Officer and Secretary (C)	2009
Tucker Marshall	48	12	Chief Financial Officer (D)	2020
Jill Penrose	51	20	Chief People and Corporate Services Officer (E)	2014
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
(D)Mr. Marshall was elected to his present position in May 2020, having served as Senior Vice President and Deputy Chief Financial Officer since November 2019. Prior to that time, he served as Vice President, Finance since May 2016.
(E)Ms. Penrose was elected to her present position in March 2023, having served as Chief People and Administrative Officer since November 2019. Prior to that time, she served as Senior Vice President, Human Resources and Corporate Communications since May 2016.
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
Item 1A.    Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The following risk factors should be carefully considered, together with the other information contained or incorporated by reference in this Annual Report on Form 10-K and our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Annual Report. Although the risks are organized and described separately, many of the risks are interrelated. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Our Business
Deterioration of national and global macroeconomic conditions, an economic recession or slow growth, periods of inflation, or economic uncertainty in key markets may adversely affect consumer spending and demand for our products.
National and global macroeconomic conditions can be uncertain and volatile. We have in the past been, and may continue to be, adversely affected by changes in national and global macroeconomic conditions, such as inflation, rising interest rates, tax rates, availability of capital markets, consumer spending rates, energy availability and costs, supply chain challenges, labor shortages, geopolitical conflicts (including the ongoing conflicts between Russia and Ukraine and Israel and Hamas), the negative impacts caused by pandemics and public health crises, and growing recession risk.
Volatility in financial markets and deterioration of national and global macroeconomic conditions could impact our business and results of operations in a number of ways, including, but not limited to, the following:

•financial instability of our customers and suppliers could result in additional bad debts or non-performance;
•value of our investments in debt and equity securities may decline;
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
Our operations are subject to the general risks associated with acquisitions, divestitures, and restructuring programs. Specifically, we may not realize all of the anticipated benefits of the acquisition of Hostess Brands, or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the Hostess Brands business and may be unable to effectively manage stranded overhead resulting from recent divestitures.
Our stated strategic vision is to engage, delight, and inspire consumers by building brands they love and leading in growing categories. We have historically made strategic acquisitions of brands and businesses and intend to do so in the future in support of this strategy. If we are unable to complete acquisitions or successfully integrate and develop acquired businesses, including the effective management of integration and related restructuring costs, we could fail to achieve the anticipated synergies and cost savings, or the expected increases in revenues and operating results. Additional acquisition risks include the diversion of management attention from our existing business, potential loss of key employees, suppliers, or consumers from the acquired business, assumption of unknown risks and liabilities, and greater than anticipated operating costs of the acquired business. Any of these factors could have a material adverse effect on our financial results.
In particular, our ability to realize the anticipated benefits of the acquisition of Hostess Brands will depend, to a large extent, on our ability to integrate the Hostess Brands business into our Company. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Hostess Brands’ business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the transactions, and negatively impact the price of our common shares.

Specifically, the difficulties of combining the operations of Hostess Brands with our business include, among others:
•the diversion of management’s attention to integration matters;
•difficulty in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from combining the Hostess Brands business with our business;
•difficulties in the integration of operations and systems, inclusive of internal controls;
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
In addition, we have made strategic divestitures of brands and businesses, including the recently divested Sahale Snacks and Canada condiment businesses, as well as past divestitures of certain pet food brands, the natural beverage and grains, and private label dry pet food businesses, among others, and we may continue to do so in the future. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, our business and financial results could be negatively impacted. Further, we may incur asset impairment charges related to divestitures that reduce our profitability. Divestitures and related restructuring and integration costs require a significant amount of management and operational resources. These additional demands could divert management’s attention from core business operations, potentially adversely impacting existing business relationships and employee morale, resulting in negative impacts on our financial performance. For more information, see Note 2: Acquisition, Note 3: Divestitures, and Note 4: Special Project Costs.
Further, associated with the divestiture of certain pet food brands, we entered into a contract manufacturing agreement with Post that will continue into 2025. As a result, a portion of net sales within the pet food product categories is associated with this agreement. Any change to this agreement could affect our operating results. For more information, see Note 5: Reportable Segments.
Our proprietary brands, packaging designs, and manufacturing methods are essential to the value of our business, and the inability to protect our intellectual property could harm the value of our brands and adversely affect our sales and profitability.
The success of our business depends significantly on our brands, know-how, and other intellectual property. We rely on a combination of trademarks, service marks, trade secrets, patents, copyrights, licensing agreements, and similar rights to protect our intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to maintain and increase brand awareness and further develop our brands. If our efforts to protect our intellectual property are not adequate, such as in the event of a cybersecurity incident, if any third party misappropriates or infringes on our intellectual property, or if we are alleged to be misappropriating or infringing on the intellectual property rights of others, the value of our brands may be harmed, which could have a material adverse effect on our business. From time to time, we are engaged in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention.
In particular, we consider our proprietary coffee roasting methods essential to the consistent flavor and richness of our coffee products and, therefore, essential to our coffee brands. Because many of the roasting methods we use are considered our trade secrets and not protected by patents, it may be difficult for us to prevent competitors from copying our coffee products if such coffee roasting methods are independently discovered or become generally known in the industry. We also believe that our packaging innovations, such as our AromaSeal™ canisters, are important to the coffee business’ marketing and operational efforts. In addition, we utilize a number of proprietary methods for manufacturing our Smucker’s Uncrustables frozen sandwiches, which we believe are essential to producing high-quality sandwiches that consistently meet consumer expectations. Since the current methods used in making our sandwiches are considered our trade secrets and not protected by patents, it may be difficult for us to prevent competitors from copying our sandwiches if such sandwich-making methods are independently discovered or become generally known in the industry. If our competitors copy or develop more advanced coffee roasting or packaging or sandwich-making methods, the value of our coffee products or Smucker’s Uncrustables brand, respectively, may be diminished, and we could lose customers to our competitors.

In addition, certain of our intellectual property rights, including the Dunkin’ trademarks, are owned by third parties and licensed to us. These trademarks are renegotiated and renewed pursuant to their terms, and if in the future, we are unable to renew or fail to renegotiate the licensing arrangements, then our financial results could be materially and negatively affected.
Loss or interruption of supply from primary or single-source suppliers of raw materials and finished goods could have a disruptive effect on our business and adversely affect our results of operations.
We have elected to source certain raw materials, such as packaging for our Folgers coffee products, as well as our Jif peanut butter, and certain finished goods, such as K-Cup® pods, our Pup-Peroni dog snacks, and liquid coffee, from primary or single sources of supply. While we believe that, except as set forth below, alternative sources of these raw materials and finished goods could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a primary or single-source supplier would result in additional costs, could have a disruptive short-term effect on our business, and could adversely affect our results of operations.
Keurig is our single-source supplier for K-Cup® pods, which are used in its proprietary Keurig® K-Cup® brewing system. In addition, JDE Peet’s N.V. (“JDE Peet’s”) is our single-source supplier for liquid coffee for our Away From Home business, and there are a limited number of manufacturers other than JDE Peet’s that are able to manufacture liquid coffee. Further, Graham Packaging Company, L.P. (“Graham Packaging”) is our single-source supplier for the packaging of our Folgers coffee products. If either Keurig, JDE Peet’s, or Graham Packaging is unable to supply K-Cup® pods, liquid coffee, or packaging for Folgers coffee products, respectively, to us for any reason, it could be difficult to find an alternative supplier for such goods on commercially reasonable terms, which could have a material adverse effect on our results of operations.
Certain of our products are produced at single manufacturing sites.
We have consolidated our production capacity for certain products into single manufacturing sites, including substantially all of our coffee, Milk-Bone dog snacks, Voortman cookies, and fruit spreads. We could experience a production disruption at these or any of our manufacturing sites resulting in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, our business, financial condition, and results of operations could be adversely affected.
A significant interruption in the operation of any of our supply chain or distribution capabilities could have an adverse effect on our business, financial condition, and results of operations.
Our ability and the ability of our third-party suppliers, service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, fire, or water availability, as a result of climate change or otherwise; work stoppage or labor shortages; cybersecurity breaches; political instability, terrorism, or geopolitical conflicts (including the ongoing conflicts between Russia and Ukraine and Israel and Hamas); pandemic illness; government restrictions, or other causes could significantly impair our ability to operate our business. In particular, substantially all of our coffee production takes place in New Orleans, Louisiana and is subject to risks associated with hurricane and other weather-related events, and some of our production facilities are located in places where tornadoes or wildfires can frequently occur, such as Alabama, Kansas, Arkansas, and California. Failure to take adequate steps to mitigate or insure against the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations. While we insure against many of these events and certain business interruption risks and have policies and procedures to manage business continuity planning, such insurance may not compensate us for any losses incurred and our business continuity plans may not effectively resolve the issues in a timely manner.
In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama dedicated to the production of Smucker’s Uncrustables frozen sandwiches. Construction of this facility began in 2022, with production expected to begin in 2025. Production of new manufacturing facilities and distribution centers could cause delays and increased costs, such as shortages of materials or skilled labor, unforeseen construction, scheduling, engineering, or environmental problems, impacts of adverse weather, and unanticipated cost increases. If we are unable to commence production at the McCalla facility within the anticipated timeframe, our financial condition and results of operations could be adversely affected.

Our business could be harmed by strikes or work stoppages.
As of April 30, 2024, 27 percent of our full-time employees, located at eleven manufacturing locations, are covered by collective bargaining agreements, inclusive of Hostess Brands employees. These contracts vary in term depending on location, with six contracts expiring in 2025, representing approximately 10 percent of our total employees. We cannot be certain that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of a new collective bargaining agreement or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.
The success of our business depends substantially on consumer perceptions of our brands.
We are the branded market leader in several categories both in the U.S. and Canada. We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based, in large part, on consumer perceptions. Success in promoting and enhancing brand value depends on our ability to provide high-quality products. Brand value could diminish significantly as a result of a number of factors, such as if we fail to preserve the quality of our products, if there are concerns about the safety of our products, if we are perceived to act in an irresponsible manner, if the Company or our brands otherwise receive negative publicity, if our brands fail to deliver a consistently positive consumer experience, or if our products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us, our brands, or products on social or digital media could damage our brands and reputation. If we are unable to build and sustain brand equity by offering recognizably superior products, we may be unable to maintain premium pricing over private label products. If our brand values are diminished, our revenues and operating results could be materially adversely affected. In addition, anything that harms the Dunkin’ brand could adversely affect the success of our exclusive licensing agreements with the owner of that brand.
We may not be able to attract, develop, and retain the highly skilled people we need to support our business, and our results could be adversely impacted as a result of increased labor and employee-related expenses.
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
Over the past few years, particularly related to operations, we have experienced an increasingly competitive labor market, lack of skilled labor with advanced capabilities developed over the course of a career, labor inflation, labor shortages in our supply chain as a result of national and global macroeconomic conditions, and like most in the national workforce, an increased demand for greater flexibility and control over work schedules. These challenges have resulted in, and could continue to result in, increased costs and could impact our ability to meet consumer demand, each of which may adversely affect our business and financial results.
We may not realize the benefits we expect from our cost reduction and other cash management initiatives.
We continuously review our operations in an effort to pursue initiatives to reduce costs, increase effectiveness, and optimize cash flow. We may not realize all of the anticipated cost savings or other benefits from such initiatives. Other events and circumstances, such as financial or strategic difficulties, delays, or unexpected costs, may also adversely impact our ability to realize all of the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation may require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Any failure to implement these initiatives in accordance with our plans could adversely affect our business, operating efficiency, and financial results.
During 2023, we created a Transformation Office to support our multi-year commitment to ongoing margin enhancement efforts, inclusive of the removal of stranded overhead costs associated with the recent divestitures of certain pet food brands, Sahale Snacks, and the Canada condiment businesses. The Transformation Office is focused on enterprise-wide continuous improvement strategies to ensure a pipeline of productivity initiatives and profit growth opportunities. It is comprised of cross-functional leaders at every level of our organization who help to establish new ways of working, along with sustainable efficiencies and cost reduction efforts throughout our Company. If we are unable to successfully implement our transformation initiatives, our business and results of operations could be adversely affected.

Our success will depend on our continued ability to produce and successfully market products with extended shelf life.
We have made investments to extend our Hostess Brands’ product shelf life, while maintaining such products’ taste, texture, and quality. Extended shelf life (“ESL”) is an important component of our Direct-to-Warehouse model. Our ability to produce and successfully market existing and new products with ESL is important to our success. If we are unable to continue to produce Hostess Brands products with ESL or if such products are not accepted by consumers, we could be forced to make changes to our distribution model or products that could have an adverse effect on our product sales, financial condition, and operating results.
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
In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. During 2023 and 2022, we recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Frozen Handheld and Spreads segment. There were no significant direct costs recognized during 2024.
Further, the FDA issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we strengthened our already stringent quality processes. The FDA delivered its Establishment Inspection Report concluding the June 2022 inspection in March 2024. Although the FDA has concluded its inspection, other agencies may nonetheless conclude that certain practices or controls were not in compliance with the Federal Food, Drug, and Cosmetic Act (“FDCA”) or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2024, and the likelihood of loss is not considered probable or reasonably estimable.

Changes in our relationships with significant customers, including the loss of our largest customer, could adversely affect our results of operations.
Sales to Walmart Inc. and subsidiaries amounted to 33 percent of net sales in 2024. These sales are primarily included in our U.S. retail market segments. Trade receivables – net at April 30, 2024, included amounts due from Walmart Inc. and subsidiaries of $211.7, or 29 percent of the total trade receivables – net balance. During 2024, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers as the traditional retail grocery environment continues to consolidate and as dollar stores, club stores, and e-commerce retailers have experienced growth. Our customers are generally not contractually obligated to purchase from us as we do not have long-term supply contracts with any of our major customers. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products or other companies’ branded products, may adversely affect sales and profitability. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.
We operate in the competitive food industry and continued demand for our products may be affected by our failure to effectively compete or by changes in consumer preferences.
We face competition across our product lines from other food and snack companies with competition based primarily on product quality, price, packaging, product innovation, nutritional value, ingredient content, taste, convenience, customer service, advertising, promotion, and brand recognition and loyalty. Continued success is dependent on product innovation, the ability to secure and maintain adequate retail shelf space and to compete in new and growing channels, and effective and sufficient trade merchandising, advertising, and marketing programs. In particular, technology-based systems, which give consumers the ability to shop through e-commerce websites and mobile commerce applications, are also significantly altering the retail landscape in many of our markets and intensifying competition by simplifying distribution and lowering barriers to entry. We are committed to serving customers and consumers in e-commerce, transforming our manufacturing, commercial, and corporate operations through digital technologies, and enhancing our data analytics capabilities to develop new commercial insights. However, if we are unable to effectively compete in the expanding e-commerce market, adequately leverage technology to improve operating efficiencies (including artificial intelligence, machine learning, and augmented reality), or develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.
Some of our competitors have substantial financial, marketing, and other resources, and competition with them in our various markets, channels, and product lines could cause us to reduce prices, increase marketing or other expenditures, or lose category share. Category share and growth could also be adversely impacted if we are not successful in introducing new products. Introduction of new products and product extensions requires significant development, marketing investment, and consideration of our diverse consumer base. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits through investment in innovation will be less successful. In addition, if sales generated by new products cause a decline in our sales of our existing products, our financial condition and results of operations could be negatively affected. In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers. Specifically, there are a number of trends in consumer preferences that may impact us and the food industry as a whole, including convenience, flavor variety, an emphasis on health and wellness, including weight management (e.g., the use of medications and dieting), the desire for transparent product labeling, and simple and natural ingredients.
Further, weak economic conditions, recessions, significant inflation, severe or unusual weather events, pandemics, and other factors could affect consumer preferences and demand, causing a strain on our supply chain due, in part, to retailers, distributors, or carriers modifying their restocking, fulfillment, or shipping procedures. Failure to respond to these changes could negatively affect our financial condition and results of operations.

We may be limited in our ability to pass cost increases onto our customers in the form of price increases or may realize a decrease in sales volume to the extent price increases are implemented.
We may not be able to pass some or all of any increases in the price of raw materials, energy, and other input costs to our customers by raising prices or decreasing product size. To the extent competitors do not also increase their prices or decrease product size, customers and consumers may choose to purchase competing products, including private label or other lower-priced offerings, which may adversely affect our results of operations or our market share.
Consumers may be less willing or able to pay a price differential for our branded products and may increasingly purchase lower-priced offerings or may forego some purchases altogether, especially during economic downturns or instances of increased inflationary pressures. Retailers may also increase levels of promotional activity for lower-priced offerings as they seek to maintain sales volumes during times of economic uncertainty. Accordingly, sales volumes of our branded products could be reduced or lead to a shift in sales mix toward our lower-margin offerings. As a result, decreased demand for our products or a shift in sales mix toward lower-margin offerings may adversely affect our results of operations or our market share.
We must leverage our brand value to compete against private label products and lower-priced alternative brands.
In nearly all of our product categories, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty, weakness, or inflation. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change and choose the lower-priced brands. If consumers prefer private label products, which are typically sold at lower prices, then we could lose category share or sales volumes and/or shift our product mix to lower margin offerings, which could have a material effect on our business, financial position, and results of operations.
Our ability to competitively serve customers depends on the availability of reliable transportation. Increases in logistics and other transportation-related costs could adversely impact our results of operations.
Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation, including ships, trucks, railcars, and third-party carriers, to bring our products to market. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, labor shortages in the transportation industry, service failures by third-party service providers, carrier capacity, accidents, natural disasters, inflation, a pandemic illness, or a cybersecurity breach or attack, may impact our ability to obtain reliable transportation for products. Our procurement of transportation services from a diversified group of carriers and continuous monitoring of our transportation methods could be insufficient to protect us from changes in market demand or carrier capacity. The inability to distribute our products in a cost-effective manner could have a material adverse effect on our ability to serve our customers, our business, financial condition, and results of operations.
Financial Risks
Our results may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.
We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, oils and fats, flour, sugar, fruit, and other ingredients. In addition, we and our business partners utilize significant quantities of plastic, glass, metal cans, caps, carton board, and corrugate to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural-based products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, adverse weather conditions, natural disasters, water supply, pandemic illness, foreign currency fluctuations, investor speculation, trade agreements (such as tariffs and sanctions), political instability, geopolitical conflicts, consumer demand, general economic conditions (such as inflationary pressures and rising interest rates), and changes in governmental agricultural programs. Furthermore, commodity and oil prices have been impacted by the ongoing conflicts between Russia and Ukraine and Israel and Hamas.

We also compete for certain raw materials, notably corn and soy-based agricultural products, with the biofuels industry, which has resulted in increased prices for these raw materials. Additionally, farm acreage currently devoted to other agricultural products we purchase may be utilized for biofuel crops resulting in higher costs for the other agricultural products we utilize. Although we use futures, basis, options, and fixed price contracts to manage commodity price volatility in some instances, commodity price increases ultimately result in corresponding increases in our raw material and energy costs.
During 2024, we continued to experience materially higher commodity and supply chain costs, including manufacturing, ingredient, and packaging costs, due to inflationary pressures. We expect the pressures of cost inflation to continue into 2025, although with less volatility than experienced in 2024 and 2023. Although we take measures to mitigate inflation through the use of derivatives and pricing actions, if these measures are not effective, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
We use derivative instruments, including commodity futures and options, to reduce the price volatility associated with anticipated commodity purchases. The extent of our derivative position at any given time depends on our assessment of the markets for these commodities. If we fail to take a derivative position and costs subsequently increase, or if we institute a position and costs subsequently decrease, our costs may be greater than anticipated or higher than our competitors’ costs and our financial results could be adversely affected. In addition, our liquidity may be adversely impacted by the cash margin requirements of the commodity exchanges or the failure of a counterparty to perform in accordance with a contract.
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
As of April 30, 2024, we had $8.4 billion of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:
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
A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At April 30, 2024, the carrying value of goodwill and other intangible assets totaled $14.9 billion, compared to total assets of $20.3 billion and total shareholders’ equity of $7.7 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.
As of April 30, 2024, goodwill and indefinite-lived intangible assets totaled $7.6 billion and $4.3 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $2.4 billion and $1.8 billion, respectively, within the Sweet Baked Snacks segment, $2.1 billion and $1.2 billion, respectively, within the U.S. Retail Coffee segment, and $1.6 billion and $1.1 billion, respectively, within the U.S. Retail Pet Foods segment, which represent approximately 85 percent of the total goodwill and indefinite-lived intangible assets as of April 30, 2024.
The goodwill and indefinite-lived trademarks within the Sweet Baked Snacks reportable segment were based on their estimated fair values on the acquisition date. Since carrying value represents the estimated fair value, these assets could be more susceptible to future impairment. A change to the assumptions regarding future performance of the business, or a portion of it, or a change to other assumptions, could result in significant impairment losses in the future. For additional information, refer to Note 7: Goodwill and Other Intangible Assets.
We do not believe that the Sweet Baked Snacks reporting unit or any of the indefinite-lived assets within the Sweet Baked Snacks segment are more likely than not impaired as of April 30, 2024. However, significant adverse changes to the assumptions regarding the future performance of the Sweet Baked Snacks segment or its brands, a sustained adverse change to macroeconomic conditions, or a change to other assumptions could result in impairment losses in the future, which could be significant. As of April 30, 2024, with the exception of the Sweet Baked Snacks reporting unit and indefinite-lived intangible assets, the estimated fair value was substantially in excess of the carrying value for all reporting units and material indefinite-lived intangible assets, and in all such instances, the estimated fair value exceeded the carrying value by greater than 10 percent.
While we concluded there were no indicators of impairment as of April 30, 2024, any significant sustained adverse change in consumer purchasing behaviors, financial results, or macroeconomic conditions could result in future impairment.
We work with our suppliers to extend our payment terms, which are then supplemented by a third-party administrator to assist in effectively managing our working capital. If the extension of payment terms is reversed or the financial institution terminates its participation in the program, our ability to maintain acceptable levels of working capital may be adversely affected.
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2024 and 2023, $384.9 and $414.2 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers.
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
The declaration, payment, and amount of dividends is made at the discretion of our Board and depends on a number of factors.
The declaration, payment, and amount of any dividends is made pursuant to our dividend policy and is subject to the discretion of our Board and depends on various factors, such as our net income (loss), financial condition, cash requirements, future events, and other factors deemed relevant by the Board. Accordingly, there can be no assurance that any future dividends will be equal or similar in amount to any dividends previously paid or that our Board will not decide to reduce, suspend, or discontinue the payment of dividends at any time in the future.
Risks Related to Regulation and Litigation
We could be subject to adverse publicity or claims from consumers.
Certain of our products contain ingredients which are the subject of public scrutiny, including the suggestion that consumption may have adverse health effects. Although we strive to respond to consumer preferences and social expectations, we may not be successful in these efforts. An unfavorable report on the effects of ingredients present in our products or packaging, product recalls, or negative publicity or litigation could influence consumer preferences, significantly reduce the demand for our products, and adversely affect our profitability.
We may also be subject to complaints from or litigation by consumers who allege food and beverage-related illness, or other quality, health, advertising, or operational concerns. Adverse publicity resulting from such allegations could materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable. A lawsuit or claim could result in an adverse decision against us, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our operations are subject to various regulations and laws, in addition to tax laws, administered by federal, state, and local government agencies in the U.S., including the FDA, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce, and Labor, state regulatory agencies, and other agencies, as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, transportation, storage, distribution, packaging disposal, and sale of food products are each subject to governmental regulation that is increasingly extensive. Governmental regulation encompasses such matters as ingredients (including whether a product contains bioengineered ingredients), packaging and disposal of packaging, labeling (including use of certain terms such as sugar free, healthy, low sodium, and low fat), pricing, advertising, relations with distributors and retailers, health, safety, data privacy and security, and anti-corruption, as well as an increased focus regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability, including single-use plastics. Additionally, we are routinely subject to new or modified securities regulations, other laws and regulations, and accounting and reporting standards.
In the U.S., we are required to comply with federal laws, such as the FDCA, the Food Safety Modernization Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Tariff Act, laws governing equal employment opportunity, and various other federal statutes and regulations.
We are also subject to various laws and regulations that are continuously evolving in the U.S. and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, in the U.S., California, Virginia, Colorado, Connecticut, and Utah all have comprehensive privacy laws in effect, which impose privacy obligations on companies that do business in these states and that collect personal information from certain individuals; providing civil penalties for companies that fail to comply with these requirements including, in some jurisdictions, a private right of action for data breaches. Several additional states have passed similar comprehensive privacy laws that are set to take effect between calendar years 2024 and 2026, and beyond calendar year 2026, it is highly likely there will be several more states following suit. Therefore, on an ongoing basis, we will be evaluating whether we have new privacy obligations that require us to develop additional compliance mechanisms and processes. There are also a wide range of enforcement agencies at both state and federal levels that can investigate companies for privacy and data security concerns based on general consumer protection laws. Accordingly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties.
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
Our international operations expose us to regulatory risks.
In many countries outside of the U.S., particularly in those with developing or emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery or anti-corruption laws. These laws generally prohibit companies and their employees, contractors, or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our financial condition and results of operations. In addition, the enforcement of remedies in foreign jurisdictions may be less certain, resulting in varying abilities to enforce intellectual property and contractual rights.
Risks associated with climate change and other environmental impacts or legal, regulatory, or market measures to address climate change may negatively affect our business and operations.

As set forth in the Intergovernmental Panel on Climate Change Sixth Assessment Report, global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which have contributed to and are expected to continue contributing to significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, peanuts, oils and fats, flour, sugar, fruit, and other ingredients. We may also be subjected to decreased availability or less favorable pricing for water or energy as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters, extreme weather conditions, and other natural conditions may disrupt the productivity of our facilities or the operation of our supply chain, which could increase our insurance or other operating costs or require us to make additional, unplanned capital expenditures. Specifically, in January 2024, a snow and ice storm in the south caused our cat food plant in Decatur, Alabama to be temporarily shut down, and in 2022, Hurricane Ida caused our coffee manufacturing facilities in New Orleans, Louisiana to be temporarily shut down. Although we consider these to be uncommon events, and we were able to effectively minimize any disruptions through our business continuity planning efforts, extreme weather could disrupt our production in the future, adversely affecting our ability to meet customer deadlines and supply demands.
Additionally, there is an increased focus by foreign, federal, state, and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability, including single-use plastics. Increased energy or compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment could be costly and may cause disruptions in, or an increase in the costs associated with, our manufacturing and distribution facilities, as well as increase supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations, strategy, and reporting. Collecting, measuring, and analyzing information relating to climate change and sustainability matters can be costly, time consuming, dependent on third-party cooperation, and unreliable. Furthermore, methodologies for measuring, tracking, and reporting on climate change and sustainability continue to change over time, which requires our processes and controls for such data to evolve as well.
Finally, we might fail to effectively address increased attention from the media, shareholders, activists, and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters, or to effectively respond to new or additional regulatory requirements regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. In addition, from time to time we establish and publicly announce goals and commitments, including goals to reduce our impact on the environment. For example, in 2022, we established science-based targets for Scope 1, 2, and 3 greenhouse gas emissions. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory requirements and the availability of suppliers that can meet our sustainability and other standards. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, are perceived to have failed to achieve, or are delayed in achieving these goals and commitments, it could negatively affect consumer preference for our products or investor confidence in our stock, as well as expose us to government enforcement actions and private litigation.
General Risk Factors
We may be unable to grow market share of our products.

We operate in the competitive food industry whose growth potential is positively correlated to population growth. Our success depends in part on our ability to drive revenue growth in our brands faster than the population in general. We consider our ability to build and sustain the equity of our brands critical to our market share growth. Since our operations are concentrated in the North American consumer and snacking industry, our success also depends in part on our ability to enhance our portfolio by adding innovative new products. If we do not succeed in these efforts, our market share growth may slow, which could have a material impact on our results of operations.
If our information technology systems fail to perform adequately or we are unable to protect such information technology systems against data corruption or cybersecurity incidents, our operations could be disrupted, and we may suffer financial damage or loss because of lost or misappropriated information.
We rely on information technology (“IT”) networks and systems, including the Internet, to process, transmit, and store electronic information, and the importance of such networks and systems has increased due to many of our employees working remotely. In particular, we depend on our IT infrastructure to effectively manage our business data, supply chain, logistics, finance, manufacturing, and other business processes and for digital marketing activities and electronic communications between Company personnel and our customers and suppliers. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, or we do not effectively implement system upgrades, our business or financial results could be negatively impacted. Furthermore, the rapid evolution of emerging technologies such as artificial intelligence may intensify our cybersecurity risks. We are regularly the target of attempted cyber and other security threats. Therefore, we continuously monitor and update our IT networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, phishing attacks, malware, ransomware, social engineering, password theft, physical breaches, and other events that could have a security impact. In addition, the ongoing conflicts between Russia and Ukraine and Israel and Hamas have heightened the risk of cyberattacks. We invest in industry-standard security technology to protect our data and business processes against the risk of data security breaches and cyber-based attacks. We believe our security technology tools and processes provide adequate measures of protection against security breaches and in reducing cybersecurity risks. Nevertheless, despite continued vigilance in these areas, security breaches or system failures of our infrastructure, whether due to attacks by hackers, employee error, or other causes, can create system disruptions, shutdowns, transaction errors, or unauthorized disclosure of confidential or proprietary information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, the cost to remediate any damages to our IT systems suffered as a result of a cyber-based attack could be significant.
In addition, if we experience a loss as a result of a cybersecurity incident or other breakdown in technology, we may suffer reputational, competitive, and/or business harm and may be exposed to legal liability and government investigations, which may adversely affect our results of operations or financial condition. The misuse, leakage, or falsification of information could also result in violations of data privacy laws, and we may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a cybersecurity incident or to repair or replace networks and information.
Further, we have outsourced several IT support services and administrative functions, including benefit plan administration and other functions, to third-party service providers and strategic partners, and may outsource other functions in the future to achieve cost savings and efficiencies. In addition, certain of our processes rely on third-party cloud computing services. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected benefits and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, inaccurate financial reporting, the loss of or damage to intellectual property through a security breach, the loss of sensitive data through a security breach, or otherwise.

We may face complications with the design or implementation of our new enterprise performance management system, which may negatively affect our business and operations.

We rely on IT networks and systems to manage our business and operations and occasionally implement new and upgrade our existing IT systems. We are in the process of a multi-year implementation of a new enterprise performance management (“EPM”) system, inclusive of an enterprise resource planning system (i.e., general ledger), through the use of Oracle Cloud Solutions. The EPM system will replace our existing financial system and is designed to accurately maintain our financial records, enhance operational functionality and efficiency, and provide timely information to our management team. The EPM system implementation process has required, and will continue to require, the investment of significant personnel and financial resources over the duration of the project. We anticipate full integration of the EPM system in early 2026. Further, we may not be able to successfully implement the EPM system without experiencing delays, increased costs, and other complications, including potential design defects, miscalculations, testing requirements, and the diversion of management’s attention from day-to-day business operations. If we are unable to successfully design and implement the new EPM system as planned, our financial condition, results of operations, and cash flows could be negatively impacted. In addition, if the EPM system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected.

The ongoing conflicts between Russia and Ukraine and Israel and Hamas and the related disruptions to the global economy could adversely affect our business, financial condition, or results of operations.

The global economy has been negatively impacted by the ongoing conflicts between Russia and Ukraine and Israel and Hamas. Governments in the United States, United Kingdom, and European Union have imposed sanctions on certain products, industry sectors, and parties in Russia. Although we do not have any operations in Russia, Ukraine, Israel, or Palestine, we have experienced and may continue to experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the conflicts on the global economy. If the conflicts continue for an extended period of time, they could result in cyberattacks, supply chain disruptions, lower consumer demand, changes in foreign currency exchange rates, increased trade barriers and restrictions on global trade, and other impacts, which may adversely affect our business, financial condition, or results of operations. These and other impacts of the ongoing conflicts between Russia and Ukraine and Israel and Hamas could also heighten many of the other risk factors discussed in this section.
Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Risk Management and Strategy
IT systems and networks are important to our business operations, and we are committed to protecting the privacy, security, and integrity of our data, inclusive of our employee and customer data. We have a comprehensive cybersecurity program in place that is responsible for identifying, preventing, and mitigating data security risks. This program is aligned with the Company’s overall Enterprise Risk Management process.
We actively monitor and update our IT systems and infrastructure to prevent unauthorized access, viruses, phishing, and other security risks. Our cybersecurity program follows the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework standards.
Our security technology tools and processes provide protection against security breaches and reduce cybersecurity risks. Our cybersecurity incident response plan includes procedures for identifying, containing, and responding to incidents. While we continue to invest in our program and capabilities, we cannot guarantee prevention of all incidents.
We depend on IT systems, third-party service providers, and strategic partners to facilitate our business operations. This includes secure handling of personal, confidential, financial, sensitive, proprietary, and other forms of information, as well as enabling our service offerings. Despite continuous efforts to enhance both our and our partners’ cybersecurity defenses, we cannot guarantee the protection of all information systems, products, and service technologies.
While we face regular cybersecurity threats, including ransomware and data breaches, we have not encountered significant incidents during the year ended April 30, 2024. We believe our security measures are adequate, but we acknowledge the rising sophistication of threats. Despite vigilance, system disruptions or unauthorized disclosures remain possible.
Governance and Oversight
The Board actively supports strategy and oversees risk management, drawing on a diverse range of experiences, skills, qualifications, and backgrounds. This includes oversight of cybersecurity matters. The Audit Committee, composed entirely of independent Board members, receives quarterly updates on the cybersecurity program, which includes recent developments, program improvements, risk analysis, and an annual update on the Company’s scenario-based cybersecurity exercise. The Audit Committee also receives periodic updates as may be needed, including any cybersecurity events that would require notification to the Audit Committee. The Audit Committee provides quarterly updates to the Board on key cybersecurity activities, and cybersecurity is also reviewed at least annually with the Board. In addition, two of our Audit Committee members, including the Chair, hold a CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors.
We actively educate our employees about potential cybersecurity threats and actions. Our executive officers and global workforce receive ongoing trainings in response to cyber threats and cybersecurity incidents. We mandate annual completion of our information security training and compliance program, which includes reviewing and acknowledging the Company’s information security policy. All employees also participate in regular security awareness training, which includes data protection principles, general end-user security hygiene, and internal phishing simulations. Additional annual training covers information security topics related to our Code of Conduct and Records Management Policies.

Item 2.     Properties.
The table below lists all of our manufacturing and processing facilities at April 30, 2024. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that the capacity at our existing facilities will be sufficient to sustain current operations and the anticipated near-term growth of our business.
We own all of the properties listed below, except as noted. Additionally, our principal distribution centers in the U.S. include one owned and seven leased facilities. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We lease four sales and administrative offices in the U.S. and one in Canada. Our corporate headquarters is located in Orrville, Ohio, and our Canadian headquarters is located in Markham, Ontario.

Locations	Products Produced/Processed/Stored	Primary Reportable Segment
Arkadelphia, Arkansas	Sweet baked goods	Sweet Baked Snacks
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Burlington, Ontario (A)	Cookies	Sweet Baked Snacks
Chicago, Illinois	Sweet baked goods	Sweet Baked Snacks
Columbus, Georgia	Sweet baked goods	Sweet Baked Snacks
Decatur, Alabama (B)	Dry dog and cat food	U.S. Retail Pet Foods
Emporia, Kansas	Sweet baked goods	Sweet Baked Snacks
Grandview, Washington	Fruit	U.S. Retail Frozen Handheld and Spreads
Indianapolis, Indiana	Sweet baked goods	Sweet Baked Snacks
Lexington, Kentucky	Peanut butter	U.S. Retail Frozen Handheld and Spreads
Longmont, Colorado	Frozen sandwiches	U.S. Retail Frozen Handheld and Spreads
McCalla, Alabama (C)	Frozen sandwiches	U.S. Retail Frozen Handheld and Spreads
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Frozen Handheld and Spreads
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Frozen Handheld and Spreads
New Orleans, Louisiana (four facilities) (A)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Frozen Handheld and Spreads
Oxnard, California	Fruit	U.S. Retail Frozen Handheld and Spreads
Scottsville, Kentucky	Frozen sandwiches	U.S. Retail Frozen Handheld and Spreads
Sherbrooke, Quebec	Canned milk	Other (D)
Topeka, Kansas (B)	Dry dog and cat food and dog and cat snacks	U.S. Retail Pet Foods
(A)We lease our Burlington facility and our coffee silo facility in New Orleans.
(B)Our Decatur and Topeka facilities will continue to produce dry dog food under a contract manufacturing agreement as part of the divestiture of certain pet food brands.
(C)Our new facility in McCalla will help meet growing demand for Smucker’s Uncrustables frozen sandwiches and will complement our existing facilities in Longmont and Scottsville. Production is expected to begin at the McCalla facility during 2025.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are listed on the New York Stock Exchange – ticker symbol SJM. There were 384,127 shareholders of record as of June 11, 2024, of which 29,985 were registered holders of common shares.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the fourth quarter of 2024, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2024 - February 29, 2024	—	$—	—	1,111,472
March 1, 2024 - March 31, 2024	—	—	—	1,111,472
April 1, 2024 - April 30, 2024	1,842	121.73	—	1,111,472
Total	1,842	$121.73	—	1,111,472
(a)    Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(c)    During the year ended April 30, 2024, we repurchased approximately 2.4 million common shares under our repurchase program, as discussed in Note 17: Common Shares in Part II, Item 8 in this Annual Report on Form 10-K.
(d)    As of April 30, 2024, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Comparison of Cumulative Total Return: The following graph compares the cumulative total shareholder return for the five years ended April 30, 2024, for our common shares, the Standard & Poor’s (“S&P”) Packaged Foods & Meats Index, and the S&P 500 Index. These figures assume all dividends are reinvested when received and are based on $100.00 invested in our common shares and the referenced index funds on April 30, 2019.

	April 30,
	2019	2020	2021	2022	2023	2024
The J. M. Smucker Company	$100.00	$96.65	$113.65	$122.32	$141.90	$108.97
S&P Packaged Foods & Meats	100.00	105.09	123.57	139.07	154.93	137.40
S&P 500	100.00	100.86	147.24	147.56	151.49	185.82
Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 6.     [Reserved]
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide an understanding of our results of operations, financial condition, and cash flows by focusing on changes in certain key measures from year to year, and should be read in conjunction with our consolidated financial statements and the accompanying notes presented in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Company Background
At The J. M. Smucker Company, it is our privilege to make food people and pets love by offering a diverse family of brands available across North America. We are proud to lead in the coffee, peanut butter, fruit spreads, frozen handheld, sweet baked goods, dog snacks, and cat food categories by offering brands consumers trust for themselves and their families each day, including Folgers, Dunkin’, Café Bustelo, Jif, Smucker’s Uncrustables, Smucker’s, Hostess, Voortman, Milk-Bone, and Meow Mix. Through our unwavering commitment to producing quality products, operating responsibly and ethically, and delivering on our Purpose, we will continue to grow our business while making a positive impact on society.
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, and Sweet Baked Snacks. We acquired Hostess Brands in a cash and stock transaction on November 7, 2023, resulting in the new Sweet Baked Snacks reportable segment for 2024. Further, the historical U.S. Retail Consumer Foods reportable segment has been renamed to U.S. Retail Frozen Handheld and Spreads; however, there is no change to the manner in which the segment was previously presented. For additional information on our reportable segments, see Note 5: Reportable Segments.
The U.S. retail market segments and Sweet Baked Snacks segment in total comprised 85 percent of consolidated net sales in 2024 and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. Products within our U.S. retail market segments are primarily sold through a combination of direct sales and brokers to food retailers, club stores, discount and dollar stores, online retailers, pet specialty stores, drug stores, military commissaries, mass merchandisers, and distributors. The Sweet Baked Snacks segment includes products distributed in all channels, both domestically and in foreign countries, such as supermarket chains, national mass retailers, convenience stores, club stores, discount and dollar stores, drug stores, and the vending channel. International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).
Strategic Overview
We remain rooted in our Basic Beliefs to Be Bold, Be Kind, Do the Right Thing, Play to Win, and Thrive Together. They were established by our founder and namesake, Jerome Smucker, more than a century ago and are the core of our unique corporate culture, serving as the foundation for decision-making and how we interact with our colleagues and partners. While our Basic Beliefs have evolved over time as we have grown, we remain unwavering in our commitment to these core values and recognize how we are called to act upon them will continue to transform as the world around us does. In addition, we have been led by five generations of family leadership, having had only six chief executive officers in over 125 years. This continuity of management and thought extends to the broader leadership team that embodies the values and embraces the business practices that have contributed to our consistent growth.

Our strategic vision is to engage, delight, and inspire consumers by building brands they love and leading in growing categories. This vision is our long-term direction that guides business priorities and aligns our organization. As a company of #1 and leading brands with emerging, on-trend brands, we will continue to drive balanced, long-term growth, primarily in

North America. Further, we will continue to guide the transformation of our business and ensure our strategy of leading in the attractive categories of pet, coffee, and snacking by driving results through advancement on the following strategic pillars:

•Driving prioritization and best-in-class execution;
•Improving profitability and cost discipline;
•Transforming our portfolio;
•Nurturing and investing in our culture; and
•Improving diversity and fostering inclusion and equity.

Our strategic growth objectives include net sales increasing by a low single-digit percentage and operating income excluding non-GAAP adjustments (“adjusted operating income”) increasing by a mid-single-digit percentage on average over the long term. Related to income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”), our strategic growth objective is to increase by a high single-digit percentage over the long term. We expect organic growth, including new products, to drive much of our top-line growth, while the contribution from acquisitions will vary from year to year. Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, certain divestiture, acquisition, integration, and restructuring costs (“special project costs”), gains and losses on divestitures, the net change in cumulative unallocated gains and losses on commodity and foreign currency exchange derivative activities (“change in net cumulative unallocated derivative gains and losses”), and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Due to the unknown and potentially prolonged impact of the inflationary environment and challenged supply network, we may experience difficulties or be delayed in achieving our long-term strategies; however, we continue to evaluate the effects of the macroeconomic environment on our long-term growth objectives.
Over the past five years, net sales, adjusted operating income, and adjusted earnings per share increased at a compound annual growth rate of approximately 1 percent, 2 percent, and 4 percent, respectively. These changes were primarily driven by increased at-home consumption for the U.S. Retail Coffee and U.S. Retail Frozen Handheld and Spreads segments and an increase in net sales from the acquisition of Hostess Brands. These increases were partially offset by the reduction in net sales from the divested Sahale Snacks and Canada condiment businesses in 2024, certain pet food brands in 2023, the private label dry pet food and natural beverage and grains businesses in 2022, and the Crisco® and Natural Balance® businesses in 2021. Net cash provided by operating activities increased at a compound annual growth rate of approximately 2 percent over the past five years. Our cash deployment strategy is to balance reinvesting in our business through acquisitions and capital expenditures with returning cash to our shareholders through the payment of dividends and share repurchases. Our deployment strategy also includes a significant focus on debt repayment.

Acquisition
On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands. The total purchase consideration in connection with the acquisition was $5.4 billion, which reflects an exchange offer of all outstanding shares of Hostess Brands common stock at a price of $34.25 per share, consisting of $30.00 in cash and 0.03002 shares of our common shares, based on the closing stock price on September 8, 2023, that were exchanged for each share of Hostess Brands common stock as of the transaction date. The purchase price included the issuance of approximately 4.0 million of our common shares to Hostess Brands’ shareholders, valued at $450.2. In addition, we paid $3.9 billion in cash, net of cash acquired, and assumed $991.0 of debt from Hostess Brands and $67.8 of an other debt-like item, reflecting consideration transferred for the cash payment of Hostess Brands’ employee equity awards. New debt of $5.0 billion was borrowed, consisting of $3.5 billion in Senior Notes, an $800.0 senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”), and $700.0 of short-term borrowings under our commercial paper program to partially fund the transaction and pay off the debt assumed as part of the acquisition. Hostess Brands is a manufacturer and marketer of sweet baked goods brands including Hostess Donettes, Twinkies, CupCakes, DingDongs, Zingers, CoffeeCakes, HoHos, Mini Muffins, and Fruit Pies, and the Voortman cookie brand. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois. Approximately 3,000 employees transitioned with the business at the close of the transaction. During 2024, the acquired business contributed net sales of $637.3 within the Sweet Baked Snacks segment. We anticipate cost synergies of approximately $100.0, which are expected to be achieved by the end of 2026. During 2024, we achieved cost synergies of approximately $11.0. For additional information, refer to Note 2: Acquisition.

Divestitures
On January 2, 2024, we sold our Canada condiment business to TreeHouse Foods. The transaction included Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8, $61.6, and $62.7 in 2024, 2023, and 2022, respectively, which were included in the International operating segment. Final net proceeds from the divestiture were $25.3, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $5.7 during 2024, within other operating expense (income) – net in the Statement of Consolidated Income.

On November 1, 2023, we sold our Sahale Snacks business to Second Nature. The transaction included products sold under our Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1, $48.4, and $47.4 in 2024, 2023, and 2022, respectively, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $31.6, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $-6.7 during 2024, within other operating expense (income) – net in the Statement of Consolidated Income.

On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as our private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion and $1.4 billion in 2023 and 2022, respectively, primarily included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction in 2023, within other operating expense (income) – net in the Statement of Consolidated Income, net of a working capital adjustment and transaction costs. During 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during 2024, we entered into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were settled under the equity forward contract for $466.3 on November 15, 2023.

On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 in 2022, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $98.7, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses, of which $26.7 was recognized during 2022, and the remaining $1.6 was recognized upon finalization of the working capital adjustment in 2023, and is included within other operating expense (income) – net in the Statements of Consolidated Income.
On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods. The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3 in 2022, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, net of cash transaction costs. Upon completion of this transaction during 2022, we recognized a pre-tax loss of $17.1, within other operating expense (income) – net in the Statement of Consolidated Income.
For additional information, refer to Note 3: Divestitures.
Trends Affecting our Business
During 2024, we continued to experience a dynamic macroeconomic environment, which we anticipate will persist into 2025, although with less volatility than experienced in prior years. In addition, we anticipate the price elasticity of demand will remain elevated into 2025 as consumers continue to experience broader inflationary pressures. In response to the inflationary pressures, we continue to focus on the delivery of our company-wide transformation initiative to deliberately translate our continuous improvement mindset into sustainable productivity initiatives in order to grow our profit margins and reinvest in the Company to enable future growth and cost savings.

In addition, it is possible significant disruptions in our supply chain could occur if certain geopolitical events continue to impact markets around the world, including the impact of potential shipping delays due to supply and demand imbalances, as well as labor shortages. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety, business continuity, and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during periods of high demand. However, to the extent that high demand levels or supply chain disruptions delay order fulfillment, we may experience volume loss and elevated penalties. Although we do not have any operations in Russia, Ukraine, Israel, or Palestine, we continue to monitor the environment for any significant escalation or expansion of economic or supply chain disruptions, including broader inflationary costs, as well as regional or global economic recessions.

Overall, broad-based supply chain disruptions and the impact of inflation remain uncertain. We will continue to evaluate the nature and extent to which supply chain disruptions and inflation will impact our business, supply chain, including labor availability and attrition, results of operations, financial condition, and liquidity.
Results of Operations
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended April 30, 2024 and 2023. For the comparisons of the years ended April 30, 2023 and 2022, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2023 Annual Report on Form 10-K.

	Year Ended April 30,
	2024	2023	% Increase (Decrease)
Net sales	$8,178.7	$8,529.2	(4)%
Gross profit	$3,115.4	$2,801.8	11
% of net sales	38.1%	32.8%
Operating income	$1,305.8	$157.5	n/m
% of net sales	16.0%	1.8%
Net income (loss):
Net income (loss)	$744.0	$(91.3)	n/m
Net income (loss) per common share – assuming dilution	$7.13	$(0.86)	n/m
Adjusted gross profit (A)	$3,111.6	$2,829.6	10
% of net sales	38.0%	33.2%
Adjusted operating income (A)	$1,636.2	$1,415.4	16
% of net sales	20.0%	16.6%
Adjusted income: (A)
Income	$1,038.0	$950.8	9
Earnings per share – assuming dilution	$9.94	$8.92	11
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable generally accepted accounting principles (“GAAP”) financial measure.

Net Sales

	Year Ended April 30,
	2024	2023	Increase (Decrease)	%
Net sales	$8,178.7	$8,529.2	$(350.5)	(4)%
Hostess Brands acquisition	(637.3)	—	(637.3)	(7)
Pet food brands divestiture	—	(1,522.4)	1,522.4	18
Sahale Snacks divestiture	—	(23.7)	23.7	—
Canada condiment divestiture	—	(19.4)	19.4	—
Foreign currency exchange	6.8	—	6.8	—
Net sales excluding acquisition, divestitures, and foreign currency exchange (A)	$7,548.2	$6,963.7	$584.5	8%
Amounts may not add due to rounding.
(A)Net sales excluding acquisition, divestitures, and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in 2024 decreased $350.5, or 4 percent, which includes $1,565.5 of noncomparable net sales in the prior year related to divestitures, partially offset by incremental net sales in the current year of $637.3 related to the Hostess Brands acquisition. Net sales excluding acquisition, divestitures, and foreign currency exchange increased $584.5, or 8 percent. Favorable volume/mix contributed 5 percentage points to net sales, primarily driven by contract manufacturing sales related to the divested pet food brands, Smucker’s Uncrustables frozen sandwiches, the impact of lapping the Jif peanut butter product recall in the prior year, and coffee products. Higher net price realization contributed 3 percentage points to net sales, primarily due to list price increases for our U.S. Retail Frozen Handheld and Spreads and U.S. Retail Pet Foods segments and for International and Away From Home, as well as the favorable impact of lapping customer returns and fees related to the Jif peanut butter product recall in the prior year, partially offset by a net price decline for the U.S. Retail Coffee segment.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Year Ended April 30,
	2024	2023
Gross profit	38.1%	32.8%
Selling, distribution, and administrative expenses:
Marketing	3.2%	3.3%
Advertising	2.2	1.9
Selling	3.1	2.8
Distribution	3.2	3.5
General and administrative	6.0	5.5
Total selling, distribution, and administrative expenses	17.7%	17.1%
Amortization	2.3	2.4
Other special project costs	1.6	0.1
Loss (gain) on divestitures – net	0.2	11.9
Other operating expense (income) – net	0.4	(0.5)
Operating income	16.0%	1.8%
Amounts may not add due to rounding.

Gross profit increased $313.6, or 11 percent, in 2024, primarily reflecting higher net price realization, the noncomparable benefit of Hostess Brands, lower commodity costs, and favorable volume/mix, including the price and cost benefits from lapping the impact of the Jif peanut butter product recall in the prior year, partially offset by the noncomparable impact of divestitures.

Operating income increased $1,148.3, primarily driven by lapping the $1.0 billion pre-tax loss related to the divestiture of certain pet food brands in 2023, the increase in gross profit, a $15.8 decrease in amortization expense, and an $8.8 decrease in selling, distribution, and administrative (“SD&A”) expenses. These increases to operating income were partially offset by a $125.5 increase in special project costs, primarily reflecting integration costs related to the acquisition of Hostess Brands, and a $70.0 decrease in net other operating income, primarily reflecting an unfavorable impact related to the termination of a supplier agreement and the impact of lapping the prior year insurance recovery from the Jif peanut butter product recall.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”), increased $282.0, or 10 percent, as compared to the prior year, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses as compared to GAAP gross profit. Adjusted operating income increased $220.8, or 16 percent, as compared to the prior year, further reflecting the exclusion of the net pre-tax loss on divestitures, special project costs, and amortization expense.

Interest Expense
Net interest expense increased $112.3, or 74 percent, in 2024, primarily due to increased interest expense related to the new Senior Notes and Term Loan issued during 2024 to partially finance the acquisition of Hostess Brands, partially offset by an increase in interest income, reflecting higher interest rates on cash investments held during 2024, as compared to the prior year. For additional information, refer to Note 8: Debt and Financing Arrangements.
Income Taxes
Income taxes increased $170.3 in 2024, as compared to the prior year. The effective income tax rate for 2024 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and unfavorable permanent and deferred tax impacts associated with the acquisition of Hostess Brands. The effective income tax rate for 2023 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to unfavorable permanent tax impacts associated with the divestiture of certain pet food brands, as well as state income taxes. We anticipate a full-year effective income tax rate for 2025 to be approximately 24.4 percent. For additional information, refer to Note 14: Income Taxes.

Special Project Costs
Divestiture Costs: Total divestiture costs related to the divested Sahale Snacks and Canada condiment businesses are anticipated to be approximately $6.0, consisting primarily of employee-related and lease termination costs, all of which are expected to be cash charges with the majority recognized in 2024 and the remainder to be recognized during the first half of 2025. We incurred $3.9 of employee-related costs and $1.6 of other transition and termination costs related to lease termination costs for these divestitures during 2024.

Furthermore, we identified opportunities to address certain distribution inefficiencies, as a result of the divestiture of certain pet food brands. We anticipate incurring approximately $11.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026, with over half of the costs expected to be recognized in 2025. For additional information, see Note 3: Divestitures.

Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $210.0 and include transaction costs, employee-related costs, and other transition and termination charges. Of the total anticipated integration costs, approximately half reflect transaction costs, with the remainder split between employee-related costs and other transition and termination charges. The majority of the integration costs are expected to be cash charges and will be incurred by the end of 2026, with $147.4 of the costs recognized in 2024.
Restructuring Costs: A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape. The program was further expanded in 2022 to include the costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses as well as the closure of certain production facilities. The restructuring activities were considered complete as of April 30, 2023. The costs incurred associated with these restructuring activities included other transition and termination costs related to our cost reduction and margin management initiatives, inclusive of accelerated depreciation, as well as employee-related costs. We incurred total cumulative restructuring costs of $63.7.

For further information on these costs, refer to Note 4: Special Project Costs.

Commodities Overview
The raw materials we use in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The most significant of these materials, based on 2024 annual spend, are green coffee, peanuts, oils and fats, flour, sugar, and fruit. Green coffee, corn, certain meals, oils, and grains are traded on active regulated exchanges, and the price of these commodities fluctuates based on market conditions. Derivative instruments, including futures and options, are used to minimize the impact of price volatility for these commodities.

We source green coffee from more than 20 coffee-producing countries. Its price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, geopolitical conflicts (including the ongoing conflicts between Russia and Ukraine and Israel and Hamas), changes in governmental agricultural and energy policies and regulation, and political and economic conditions in the source countries.

We source peanuts, protein meals, and oils and fats mainly from North America. We are one of the largest roasters of peanuts in the U.S. and frequently enter into long-term purchase contracts for various periods of time to mitigate the risk of a shortage of this commodity. The oils we purchase are mainly palm, soybean, and peanut. The price of peanuts, protein meals, and oils is driven primarily by weather, which impacts crop sizes and yield, as well as global demand, especially from large importing countries such as China and India.

We frequently enter into long-term contracts to purchase plastic containers, which are sourced mainly within the U.S. Plastic resin is made from petrochemical feedstock and natural gas feedstock, and the price can be influenced by feedstock, energy, and crude oil prices as well as global economic and geopolitical conditions.
Excluding the impact of derivative gains and losses, our overall commodity costs in 2024 were lower than in 2023, primarily due to lower costs for green coffee, oils and fats, and corn.
Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, and Sweet Baked Snacks. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.

As disclosed in Note 2: Acquisition, we acquired Hostess Brands in a cash and stock transaction on November 7, 2023, resulting in the new Sweet Baked Snacks reportable segment for 2024. Further, the historical U.S. Retail Consumer Foods reportable segment has been renamed to U.S. Retail Frozen Handheld and Spreads; however, there is no change to the manner in which the segment was previously presented. We do not anticipate any impact to our other historical reportable segments, as we do not anticipate any changes to the internal manner in which we will manage and report these reportable segments.

The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; the U.S. Retail Frozen Handheld and Spreads segment primarily includes the domestic sales of Smucker’s and Jif branded products; the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; and the Sweet Baked Snacks segment primarily includes all domestic and foreign sales of Hostess and Voortman branded products in all channels. With the exception of Sweet Baked Snacks products, International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).

	Year Ended April 30,
	2024	2023	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$2,704.4	$2,735.3	(1)%
U.S. Retail Frozen Handheld and Snacks	1,815.6	1,630.9	11
U.S. Retail Pet Foods	1,822.8	3,038.1	(40)
Sweet Baked Snacks	637.3	—	n/a
International and Away From Home	1,198.6	1,124.9	7
Segment profit:
U.S. Retail Coffee	$759.2	$737.7	3%
U.S. Retail Frozen Handheld and Snacks	434.1	352.6	23
U.S. Retail Pet Foods	402.1	494.9	(19)
Sweet Baked Snacks	138.2	—	n/a
International and Away From Home	208.1	143.3	45
Segment profit margin:
U.S. Retail Coffee	28.1%	27.0%
U.S. Retail Frozen Handheld and Snacks	23.9	21.6
U.S. Retail Pet Foods	22.1	16.3
Sweet Baked Snacks	21.7	—
International and Away From Home	17.4	12.7

U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $30.9 in 2024. Net price realization decreased net sales by 3 percentage points, reflecting list price decreases, partially offset by reduced trade spend. Favorable volume/mix contributed 1 percentage point to net sales, reflecting increases for the Café Bustelo and Dunkin’ brands, primarily for one cup offerings, partially offset by decreases for the Folgers brand. Segment profit increased $21.5, primarily reflecting lower commodity costs and favorable volume/mix, partially offset by lower net price realization, an unfavorable impact related to the termination of a supplier agreement, and higher marketing spend.
U.S. Retail Frozen Handheld and Spreads
The U.S. Retail Frozen Handheld and Spreads segment net sales increased $184.7 in 2024, inclusive of the impact of $16.0 of noncomparable net sales in the prior year related to the divested Sahale Snacks business. Excluding the noncomparable impact of the divestiture, net sales increased $200.7, or 12 percent. Net price realization contributed 8 percentage points to net sales, primarily reflecting a favorable impact of lapping customer returns and fees related to the Jif peanut butter product recall in the prior year and a list price increase for Jif peanut butter. Volume/mix increased net sales by 4 percentage points, primarily driven by Smucker’s Uncrustables frozen sandwiches and Jif peanut butter. Segment profit increased $81.5, primarily reflecting a favorable net impact of lapping the recall, favorable volume/mix for Smucker’s Uncrustables frozen sandwiches, and higher net price realization, partially offset by higher marketing spend and pre-production expenses related to the new Smucker’s Uncrustables manufacturing facility.

U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $1,215.3 in 2024, inclusive of the impact of $1,497.2 of noncomparable net sales in the prior year related to the divestiture of certain pet food brands. Excluding the noncomparable impact of the divested brands, net sales increased $281.9, or 18 percent. Favorable volume/mix contributed 11 percentage points to net sales, primarily reflecting $136.2 of contract manufacturing sales related to the divested pet food brands and growth for the Meow Mix and Milk-Bone brands, partially offset by a decrease for the Pup-Peroni brand. Higher net price realization increased net sales by 7 percentage points, primarily reflecting list price increases across the portfolio, partially offset by increased trade spend. Segment profit decreased $92.8, reflecting the impact of noncomparable segment profit in the prior year related to the divested brands, increased distribution costs, and higher marketing spend, partially offset by a favorable net impact of higher net price realization and increased costs and favorable volume/mix.

Sweet Baked Snacks
We acquired Hostess Brands on November 7, 2023, as discussed in Note 2: Acquisition. During 2024, the Sweet Baked Snacks segment contributed net sales of $637.3 and segment profit of $138.2, including the recognition of an unfavorable fair value purchase accounting adjustment of approximately $8.3 attributable to the acquired inventory, which increased cost of products sold for the segment.
International and Away From Home
International and Away From Home net sales increased $73.7 in 2024, including the noncomparable impact of $52.3 of net sales in the prior year primarily related to the divestitures and $6.8 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested brands and foreign currency exchange, net sales increased $132.8, or 12 percent. Favorable volume/mix contributed 7 percentage points to net sales, primarily reflecting increases for frozen handheld, portion control, peanut butter, inclusive of the impact of lapping the Jif peanut butter product recall in the prior year, and coffee products. Net price realization contributed 5 percentage points to net sales, primarily driven by list price increases across the majority of the portfolio, partially offset by increased trade spend. Segment profit increased $64.8, primarily driven by higher net price realization and favorable volume/mix, primarily reflecting the recovery from the Jif peanut butter product recall, partially offset by increased SD&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $62.0 at April 30, 2024, compared to $655.8 at April 30, 2023.

The following table presents selected cash flow information.

	Year Ended April 30,
	2024	2023
Net cash provided by (used for) operating activities	$1,229.4	$1,194.4
Net cash provided by (used for) investing activities	(3,964.6)	256.2
Net cash provided by (used for) financing activities	2,141.6	(964.6)

Net cash provided by (used for) operating activities	$1,229.4	$1,194.4
Additions to property, plant, and equipment	(586.5)	(477.4)
Free cash flow (A)	$642.9	$717.0
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $35.0 increase in cash provided by operating activities in 2024 was primarily driven by lapping the $70.0 contribution to our U.S. qualified defined benefit pension plans in the prior year, $42.5 of proceeds received from settlement of the interest rate contracts assumed as part of the acquisition of Hostess Brands, and higher net income adjusted for noncash items in the current year, partially offset by an increase in cash payments for income and other taxes as compared to the prior year and higher working capital requirements in 2024. The cash required to fund working capital increased compared to the prior year primarily driven by an increase in cash for accounts payable due to lower spend and timing of payments and the lapping of the prior year insurance proceeds received related to the Jif peanut butter product recall. These increases in cash requirements were partially offset by the moderation of input cost inflation related to our inventories, an increase in cash from trade receivables due to the timing of sales and payments, and an increase in accrued liabilities reflecting a payable to Post related to the transition services agreement entered into in connection with the divestiture of certain pet food brands.
Cash used for investing activities in 2024 consisted primarily of $3.9 billion related to the acquisition of Hostess Brands, including $67.8 of consideration transferred for the cash payment of Hostess Brands’ employee equity awards, and $586.5 in capital expenditures, primarily driven by investments in Smucker’s Uncrustables frozen sandwiches to support the new manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities. These uses of cash for 2024 were partially offset by proceeds of $466.3 received from the settlement of our equity investment in Post common stock and net proceeds received of $56.3, primarily from the divested Sahale Snacks and Canada condiment businesses, and a decrease of $18.9 in our derivative cash margin account balances. Cash provided by investing activities in 2023 consisted primarily of net proceeds received from the sale of certain pet food brands of $684.7 and a decrease of $37.6 in our derivative cash margin account balances. These increases were partially offset by $477.4 in capital expenditures, primarily driven by investments in Smucker’s Uncrustables frozen sandwiches to support the new manufacturing and distribution facilities in McCalla, Alabama, and capacity expansions in Longmont, Colorado, as well as plant maintenance across our facilities.
Cash provided by financing activities in 2024 consisted primarily of proceeds from long-term debt of $4.3 billion to partially finance the acquisition of Hostess Brands and a net increase in short-term borrowings of $578.2. These proceeds were partially offset by the $991.0 repayment of Hostess Brands’ debt assumed, the $800.0 Term Loan prepayment, dividend payments of $437.5, purchase of treasury shares of $372.8, and an $86.4 payment to terminate the tax receivable agreement assumed with the acquisition of Hostess Brands. Cash used for financing activities in 2023 consisted primarily of dividend payments of $430.2, purchase of treasury shares of $367.5, and a net decrease in short-term borrowings of $185.9.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2024 and 2023, $384.9 and $414.2 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During 2024 and 2023, we paid $1,685.5 and $1,495.2, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2024. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2024, and the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility. We partnered with retailers to restock Jif peanut butter products and returned to normal levels by the end of 2023. During 2023 and 2022, we recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Frozen Handheld and Spreads segment. There were no significant direct costs recognized during 2024.

Further, the FDA issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we strengthened our already stringent quality processes. The FDA delivered its Establishment Inspection Report concluding the June 2022 inspection in March 2024. Although the FDA has concluded its inspection, other agencies may nonetheless conclude that certain practices or controls were not in compliance with the FDCA or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2024, and the likelihood of loss is not considered probable or reasonably estimable.

Voortman Contingency: In December 2020, Hostess Brands asserted claims for indemnification against the sellers (the “Sellers”) under the terms of a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Hostess Brands acquired Voortman Cookies Limited (“Voortman”). The claims were for damages arising out of alleged breaches by the Sellers of certain representations, warranties, and covenants contained in the Purchase Agreement relating to periods prior to the closing of the acquisition. Hostess Brands also submitted claims relating to these alleged breaches under the representation and warranty insurance policy (“RWI”) that was purchased in connection with the acquisition. In the third quarter of calendar 2022, the RWI insurers paid Hostess Brands $42.5 CAD (the RWI coverage limit) (the “Proceeds”) related to these breaches. Per agreement with the RWI insurers, we will not be required to return the Proceeds under any circumstances.

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
Capital Resources
The following table presents our capital structure.

	April 30,
	2024	2023
Current portion of long-term debt	$999.3	$—
Short-term borrowings	591.0	—
Long-term debt, less current portion	6,773.7	4,314.2
Total debt	$8,364.0	$4,314.2
Shareholders’ equity	7,693.9	7,290.8
Total capital	$16,057.9	$11,605.0
In September 2023, we entered into a Term Loan with a group of banks for an unsecured $800.0 term facility. Borrowings under the Term Loan bear interest based on the prevailing Secured Overnight Financing Rate (“SOFR”). In November 2023, the full amount was drawn on the Term Loan to partially finance the acquisition of Hostess Brands and to pay off the debt assumed as part of the acquisition, as discussed in Note 2: Acquisition. As of April 30, 2024, the $800.0 Term Loan was prepaid in full.

In September 2023, we entered into a commitment letter for a $5.2 billion 364-day senior unsecured Bridge Term Loan Credit Facility (“Bridge Loan”) that provided committed financing for the acquisition of Hostess Brands, as discussed in Note 2: Acquisition. No balances were drawn against this facility, as the commitment letter was terminated after completion of the Senior Notes offering and drawing on the Term Loan.

In October 2023, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. The net proceeds from the offering were used to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition.

We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2024, we had $591.0 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 5.48 percent.
We are in compliance with all our debt covenants as of April 30, 2024, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
Dividend payments were $437.5 and $430.2 in 2024 and 2023, respectively, and quarterly dividends declared per share were $4.24 and $4.08 in 2024 and 2023, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income (loss), financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
On March 2, 2023, we entered into a share repurchase plan (“10b5-1 Plan”) established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. In 2024, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase. In accordance with The Inflation Reduction Act of 2022, H.R. 5376 (the “Inflation Reduction Act”), a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during 2024, and included within additional capital in our Consolidated Balance Sheet.
In 2023, we repurchased approximately 2.4 million common shares for $358.0 pursuant to the authorizations of the Board and an excise tax of $3.6 was accrued on the repurchased shares. All other share repurchases during 2024 and 2023 consisted of shares repurchased from stock plan recipients in lieu of cash payments.
On November 7, 2023, we acquired Hostess Brands, and as a result, we issued approximately 4.0 million common shares valued at $450.2 in exchange for the outstanding shares of Hostess Brands common stock to partially fund the acquisition of Hostess Brands. The shares issued were based on each outstanding share of Hostess Brands common stock receiving $30.00 per share in cash and 0.03002 shares of our common shares, which represented a value of $4.25 based on the closing stock price of our common shares on September 8, 2023, the last trading day preceding September 11, 2023, the date on which the execution of the Hostess Brands merger agreement was publicly announced. For additional information on the acquisition of Hostess Brands, see Note 2: Acquisition.
In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama dedicated to production of Smucker’s Uncrustables frozen sandwiches. Construction of this facility began in 2022, with production expected to begin in 2025. The project demonstrates our commitment to meet increasing demand for this highly successful product and deliver on our strategy to focus on brands with the most significant growth opportunities. Construction of the facility and production will occur in three phases over multiple years, with financial investments and job creation aligning across each of the three phases. During the fourth quarter of 2024, property damage was incurred at the new manufacturing facility as a result of an equipment fire. Based on our assessment of the damage, the financial impact, net of the anticipated insurance recovery, was not material during 2024, and we expect minimal impact in 2025. Further, we do not anticipate a significant delay in beginning production in 2025.

The following table presents certain cash requirements related to 2025 investing and financing activities based on our current expectations.

Projection Year Ending April 30, 2025
Principal payments – excludes the impact of potential debt refinancing	$1,000.0
Dividend payments – based on current rates and common shares outstanding	450.3
Capital expenditures	450.0
Interest payments	401.8
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
During 2024, we returned $61.2 of foreign cash to the U.S. from Canada, reflecting intercompany debt repayments, and as a result, there were no tax impacts. As of April 30, 2024, total cash and cash equivalents of $38.4 was held by our foreign subsidiaries, primarily in Canada.
Material Cash Requirements
The following table summarizes our material cash requirements by fiscal year at April 30, 2024.

	Total	2025	2026-2027	2028-2029	2030 and beyond
Long-term debt obligations, including current portion (A)	$7,850.0	$1,000.0	$—	$1,250.0	$5,600.0
Interest payments (B)	5,917.9	379.4	664.3	647.4	4,226.8
Purchase obligations (C)	2,187.6	2,008.4	175.8	3.1	0.3
Total	$15,955.5	$3,387.8	$840.1	$1,900.5	$9,827.1
(A)Long-term debt obligations, including current portion, excludes the impact of offering discounts, make-whole payments, and debt issuance costs.
(B)Interest payments consist of the interest payments for our fixed-rate Senior Notes.
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
Our other cash requirements at April 30, 2024, primarily included operating and finance lease obligations, which consist of the minimum rental commitments under non-cancelable operating and finance leases. As of April 30, 2024, we had total undiscounted minimum lease payments of $212.3 and $12.3 related to our operating and finance leases, respectively. For additional information, see Note 12: Leases.
In addition, we have other liabilities which consisted primarily of projected commitments associated with our defined benefit pension and other postretirement benefit plans, as disclosed in Note 9: Pensions and Other Postretirement Benefits. The total liability for our unrecognized tax benefits and tax-related net interest at April 30, 2024, was $5.5 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes; however, we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities. For additional information, see Note 14: Income Taxes.
As of April 30, 2024, we do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.

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

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax-related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results, such as the unfavorable tax impacts associated with the acquisition of Hostess Brands in 2024 and unfavorable permanent tax impacts of the divestiture of certain pet food brands during 2023, can significantly impact our adjusted effective income tax rate.

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
The following table reconciles certain non-GAAP financial measures to the comparable GAAP financial measure. See page 32 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Year Ended April 30,
	2024	2023
Gross profit reconciliation:
Gross profit	$3,115.4	$2,801.8
Change in net cumulative unallocated derivative gains and losses	(6.7)	21.4
Cost of products sold – special project costs (A)	2.9	6.4
Adjusted gross profit	$3,111.6	$2,829.6
% of net sales	38.0%	33.2%
Operating income reconciliation:
Operating income	$1,305.8	$157.5
Amortization	191.1	206.9
Loss (gain) on divestitures – net	12.9	1,018.5
Change in net cumulative unallocated derivative gains and losses	(6.7)	21.4
Cost of products sold – special project costs (A)	2.9	6.4
Other special project costs (A)	130.2	4.7
Adjusted operating income	$1,636.2	$1,415.4
% of net sales	20.0%	16.6%
Net income (loss) reconciliation:
Net income (loss)	$744.0	$(91.3)
Income tax expense	252.4	82.1
Amortization	191.1	206.9
Loss (gain) on divestitures – net	12.9	1,018.5
Change in net cumulative unallocated derivative gains and losses	(6.7)	21.4
Cost of products sold – special project costs (A)	2.9	6.4
Other special project costs (A)	130.2	4.7
Other debt costs – special project costs (A)	19.5	—
Other expense – special project costs (A)	0.3	—
Other infrequently occurring items:
Realized loss on investment in equity securities – net (B)	21.5	3.8
Pension plan termination settlement charge (C)	3.2	—
Adjusted income before income taxes	$1,371.3	$1,252.5
Income taxes, as adjusted	333.3	301.7
Adjusted income	$1,038.0	$950.8
Weighted-average shares – assuming dilution (D)	104.4	106.6
Adjusted earnings per share – assuming dilution (D)	$9.94	$8.92
Free cash flow reconciliation:
Net cash provided by (used for) operating activities	$1,229.4	$1,194.4
Additions to property, plant, and equipment	(586.5)	(477.4)
Free cash flow	$642.9	$717.0
(A)    Includes certain divestiture, acquisition, and restructuring costs. For more information, see Note 4: Special Project Costs, Note 5: Reportable Segments, and Note 8: Debt and Financing Arrangements.
(B)    Realized loss on investment in equity securities – net includes gains and losses resulting from the change in fair value of our investment in Post common stock and the related equity forward contract, which was settled on November 15, 2023. For more information, see Note 3: Divestitures, Note 10: Derivative Financial Instruments, and Note 11: Other Financial Instruments and Fair Value Measurements.
(C)    Represents the nonrecurring pre-tax settlement charge recognized during 2024 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members within our Canadian defined benefit plans, which is subject to regulatory approval before a payout can be made. For additional information, see Note 9: Pensions and Other Postretirement Benefits.
(D)    Adjusted earnings per common share – assuming dilution for 2024 and 2023 was computed using the treasury stock method. Further, in 2023, the weighted-average shares – assuming dilution differed from our GAAP weighted-average common shares outstanding – assuming dilution as a result of the anti-dilutive effect of our stock-based awards, which were excluded from the computation of net loss per share – assuming dilution. For more information, see Earnings Per Share in Note 1: Accounting Policies and Note 6: Earnings Per Share.
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
Trade Marketing and Merchandising Programs: In order to support our products sold within the U.S. retail market segments and Sweet Baked Snacks segment, various promotional activities are conducted through retailers, distributors, or directly with consumers, including in-store display and product placement programs, price discounts, coupons, and other similar activities. The costs of these programs are classified as a reduction of sales. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retailers, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2024, 2023, and 2022, subsequent period adjustments were less than 2 percent of both consolidated pre-tax adjusted income and cash provided by operating activities.

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
The future tax benefit arising from the net deductible temporary differences and tax carryforwards was $279.8 and $196.8 at April 30, 2024 and 2023, respectively. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance has been provided.
As of April 30, 2024, a portion of our undistributed foreign earnings, primarily in Canada, is not considered permanently reinvested, and an immaterial deferred tax liability has been recognized accordingly. For additional information, see Note 14: Income Taxes.
Goodwill and Other Indefinite-Lived Intangible Assets: A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on
February 1, and more often if indicators of impairment exist. At April 30, 2024, the carrying value of goodwill and other intangible assets totaled $14.9 billion, compared to total assets of $20.3 billion and total shareholders’ equity of $7.7 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, which would result in a noncash impairment charge to earnings, that could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.

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
At April 30, 2024, goodwill totaled $7.6 billion. Goodwill is substantially concentrated within the U.S. retail market segments and Sweet Baked Snacks segment. During 2024, no goodwill impairment was recognized as a result of the evaluations performed throughout the year. The estimated fair value exceeded the carrying value by greater than 10 percent for all of our reporting units with a goodwill balance as of the annual test date, with the exception of the Sweet Baked Snacks reporting unit, for which its fair value exceeded its carrying value by approximately 3 percent. A sensitivity analysis was performed for the Sweet Baked Snacks reporting unit, assuming a hypothetical 50-basis-point decrease in the expected long-term growth rate or a hypothetical 50-basis-point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the Sweet Baked Snacks reporting unit below carrying value.
The carrying value of the goodwill within the Sweet Baked Snacks segment was $2.4 billion as of April 30, 2024, and remains susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is attributable to the recent acquisition of Hostess Brands. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges which could be material. For additional information, see Note 7: Goodwill and Other Intangible Assets.
Other indefinite-lived intangible assets, consisting entirely of trademarks, are also tested for impairment at least annually and more often if events or changes in circumstances indicate that their carrying values may be below their fair values. To test these assets for impairment, we estimate the fair value of each asset based on a discounted cash flow model using various inputs, including projected revenues, an assumed royalty rate, and a discount rate. Changes in these estimates and assumptions could impact the assessment of impairment in the future.
At April 30, 2024, other indefinite-lived intangible assets totaled $4.3 billion. Trademarks that represent our leading brands comprise more than 95 percent of the total carrying value of other indefinite-lived intangible assets. As of April 30, 2024, the estimated fair value was substantially in excess of the carrying value for the majority of these leading brand trademarks, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the other indefinite-lived intangible assets within the Sweet Baked Snacks segment, as the carrying value approximates fair value due to the recent acquisition of Hostess Brands.
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
•disruptions or inefficiencies in our operations or supply chain, including any impact caused by product recalls, political instability, terrorism, geopolitical conflicts (including the ongoing conflicts between Russia and Ukraine and Israel and Hamas), extreme weather conditions, natural disasters, pandemics, work stoppages or labor shortages, or other calamities;
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
•the concentration of certain of our businesses with key customers and suppliers, including primary or single-source suppliers of certain key raw materials and finished goods, and our ability to manage and maintain key relationships;
•impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets or changes in the useful lives of other intangible assets or other long-lived assets;
•the impact of new or changes to existing governmental laws and regulations and their application;
•the outcome of tax examinations, changes in tax laws, and other tax matters;
•a disruption, failure, or security breach of our or our suppliers’ IT systems, including, but not limited to, ransomware attacks;
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
Interest Rate Risk: The fair value of our cash and cash equivalents at April 30, 2024, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.
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
In 2015, we terminated the interest rate swap on the Senior Notes due October 15, 2021, which was designated as a fair value hedge and used to hedge against the changes in the fair value of the debt. As a result of the early termination, we received $58.1 in cash, which included $4.6 of accrued and prepaid interest. The gain on termination was recorded as an increase in the long-term debt balance and was recognized over the life of the debt as a reduction of interest expense. As of 2022, we had fully recognized the gain of $53.5, of which $4.0 was recognized in 2022. For more information on our derivative financial instruments and terminated contracts, see Note 10: Derivative Financial Instruments.

In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical
100 basis-point decrease in interest rates at April 30, 2024, would increase the fair value of our long-term debt by $607.2.
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

	Year Ended April 30,
	2024	2023
High	$26.0	$53.9
Low	(4.0)	21.6
Average	12.8	39.7

The estimated fair value was determined using quoted market prices and was based on our net derivative position by commodity for the previous four quarters. The calculations are not intended to represent actual losses or gains in fair value that we expect to incur. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. The commodities hedged have a high inverse correlation to price changes of the derivative instrument. Thus, we would expect that over time any gain or loss in the estimated fair value of its derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of April 30, 2024, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of April 30, 2024, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 5 percent of consolidated net sales during 2024. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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
Our management, with the participation of the principal financial officer and principal executive officer, assessed the effectiveness of the internal control over financial reporting as of April 30, 2024. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).
On November 7, 2023, we completed the acquisition of Hostess Brands. As permitted by the SEC, we excluded Hostess Brands operations from our assessment of internal control over financial reporting as of April 30, 2024. Hostess Brands operations constituted 31 percent of total assets (including goodwill and other intangible assets of $5.4 billion) as of April 30, 2024, and 8 percent of net sales and 6 percent of operating income for the year then ended. Hostess Brands operations will be included in our assessment as of April 30, 2025.
Based on our assessment of internal control over financial reporting under the COSO criteria, we concluded the internal control over financial reporting was effective as of April 30, 2024.
Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of April 30, 2024, and their report thereon is included on page 50 of this report.

Mark T. Smucker	Tucker H. Marshall
Chair of Board, President, and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on Internal Control Over Financial Reporting
We have audited The J. M. Smucker Company’s internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, The J. M. Smucker Company (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hostess Brands, Inc., which is included in the 2024 consolidated financial statements of the Company and constituted 31 percent of total assets (including goodwill and other intangible assets of $5.4 billion) as of April 30, 2024, and 8 percent of net sales and 6 percent of operating income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hostess Brands, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2024 consolidated financial statements of the Company and our report dated June 18, 2024 expressed an unqualified opinion thereon.
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
June 18, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The J. M. Smucker Company (the “Company”) as of April 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 18, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase price allocation related to the acquisition of Hostess Brands

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, on November 7, 2023, the Company completed the acquisition of Hostess Brands. The total purchase consideration in connection with the acquisition was $5.4 billion, of which $1.8 billion was allocated to indefinite-lived intangible assets and $1.2 billion was allocated to customer and contractual relationships. The Company accounted for this acquisition as a business combination.

Auditing the Company’s purchase price allocation was complex due to the significant estimation required to determine the fair value of one indefinite-lived intangible asset and the customer relationship asset. These fair value estimates were sensitive to certain significant assumptions. As it pertains to the indefinite-lived intangible asset, these significant assumptions include the revenue attributable to the asset, discrete revenue growth rates, royalty rate, and discount rate. Related to the customer relationship asset, these significant assumptions include the revenue growth rates, EBITDA margin and discount rate. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over the purchase price allocation process. For example, we tested controls over management’s review of the significant assumptions described above along with the completeness and accuracy of the data used in these fair value estimates.

To test the estimated fair value of the indefinite-lived intangible asset and the customer relationship asset, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions described above and the underlying data used by the Company in its analysis. As it pertains to revenue attributable to the asset and discrete revenue growth rates used to value the indefinite-lived intangible asset and revenue growth rates and EBITDA margin used to value the customer relationship, we compared the significant assumptions used by management to current industry and economic trends. We assessed the historical results of the acquired business and performed sensitivity analyses of significant assumptions to evaluate any hypothetical change in the fair value of the indefinite-lived intangible asset and the customer relationship asset that would result from changes in significant assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions, including the royalty rate and discount rate used to value the indefinite-lived intangible asset and discount rate used to value to the customer relationship asset. Furthermore, we have evaluated the Company’s disclosure of the purchase price allocation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1955.
Akron, Ohio
June 18, 2024

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

Mark T. Smucker	Tucker H. Marshall
Chair of Board, President, and Chief Executive Officer	Chief Financial Officer

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended April 30,
(Dollars in millions, except per share data)	2024	2023	2022
Net sales	$8,178.7	$8,529.2	$7,998.9
Cost of products sold (A)	5,063.3	5,727.4	5,298.2
Gross Profit	3,115.4	2,801.8	2,700.7
Selling, distribution, and administrative expenses	1,446.2	1,455.0	1,360.3
Amortization	191.1	206.9	223.6
Other intangible assets impairment charges	—	—	150.4
Other special project costs (A)	130.2	4.7	8.0
Loss (gain) on divestitures – net	12.9	1,018.5	(9.6)
Other operating expense (income) – net	29.2	(40.8)	(55.8)
Operating Income	1,305.8	157.5	1,023.8
Interest expense – net	(264.3)	(152.0)	(160.9)
Other debt costs (A)	(19.5)	—	—
Other income (expense) – net	(25.6)	(14.7)	(19.1)
Income (Loss) Before Income Taxes	996.4	(9.2)	843.8
Income tax expense	252.4	82.1	212.1
Net Income (Loss)	$744.0	$(91.3)	$631.7
Earnings per common share:
Net Income (Loss)	$7.14	$(0.86)	$5.84
Net Income (Loss) – Assuming Dilution	$7.13	$(0.86)	$5.83
(A)Includes special project costs related to certain divestiture, acquisition, integration, and restructuring activities. For more information, see Note 4: Special Project Costs, Note 5: Reportable Segments, and Note 8: Debt and Financing Arrangements.
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended April 30,
(Dollars in millions)	2024	2023	2022
Net income (loss)	$744.0	$(91.3)	$631.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.9)	(13.2)	(12.1)
Cash flow hedging derivative activity, net of tax	10.5	10.3	10.9
Pension and other postretirement benefit plans activity, net of tax	(0.7)	1.5	43.1
Available-for-sale securities activity, net of tax	(0.3)	(0.4)	(1.9)
Total Other Comprehensive Income (Loss)	4.6	(1.8)	40.0
Comprehensive Income (Loss)	$748.6	$(93.1)	$671.7
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONSOLIDATED BALANCE SHEETS

	April 30,
(Dollars in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$62.0	$655.8
Trade receivables – net	736.5	597.6
Inventories:
Finished products	639.4	657.6
Raw materials	399.5	352.2
Total Inventory	1,038.9	1,009.8
Investment in equity securities	—	487.8
Other current assets	129.5	107.7
Total Current Assets	1,966.9	2,858.7
Property, Plant, and Equipment
Land and land improvements	152.4	131.0
Buildings and fixtures	1,174.9	956.1
Machinery and equipment	2,933.7	2,443.5
Construction in progress	911.7	629.4
Gross Property, Plant, and Equipment	5,172.7	4,160.0
Accumulated depreciation	(2,100.0)	(1,920.5)
Total Property, Plant, and Equipment	3,072.7	2,239.5
Other Noncurrent Assets
Operating lease right-of-use assets	174.6	103.0
Goodwill	7,649.9	5,216.9
Other intangible assets – net	7,255.4	4,429.3
Other noncurrent assets	154.2	144.0
Total Other Noncurrent Assets	15,234.1	9,893.2
Total Assets	$20,273.7	$14,991.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,336.2	$1,392.6
Accrued compensation	151.5	112.9
Accrued trade marketing and merchandising	214.3	187.7
Dividends payable	112.8	106.3
Current portion of long-term debt	999.3	—
Short-term borrowings	591.0	—
Current operating lease liabilities	40.5	33.2
Other current liabilities	315.5	154.0
Total Current Liabilities	3,761.1	1,986.7
Noncurrent Liabilities
Long-term debt, less current portion	6,773.7	4,314.2
Defined benefit pensions	54.1	62.1
Other postretirement benefits	44.3	49.1
Deferred income taxes	1,737.4	1,138.9
Noncurrent operating lease liabilities	143.5	77.2
Other noncurrent liabilities	65.7	72.4
Total Noncurrent Liabilities	8,818.7	5,713.9
Total Liabilities	12,579.8	7,700.6
Shareholders’ Equity
Serial preferred shares – no par value: Authorized – 6,000,000 shares; outstanding – none	—	—
Common shares – no par value: Authorized – 300,000,000 shares; outstanding – 106,194,281 at April 30, 2024, and 104,398,618 at April 30, 2023 (net of 44,293,364 and 42,099,112 treasury shares, respectively), at stated value	26.5	26.1
Additional capital	5,713.9	5,371.8
Retained income	2,188.1	2,132.1
Accumulated other comprehensive income (loss)	(234.6)	(239.2)
Total Shareholders’ Equity	7,693.9	7,290.8
Total Liabilities and Shareholders’ Equity	$20,273.7	$14,991.4
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended April 30,
(Dollars in millions)	2024	2023	2022
Operating Activities
Net income (loss)	$744.0	$(91.3)	$631.7
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation	239.7	224.1	235.5
Amortization	191.1	206.9	223.6
Realized loss on investment in equity securities – net	21.5	—	—
Other intangible assets impairment charges	—	—	150.4
Pension settlement loss (gain)	3.2	7.4	10.8
Share-based compensation expense	23.9	25.6	22.3
Loss (gain) on divestitures – net	12.9	1,018.5	(9.6)
Deferred income tax expense (benefit)	(40.5)	(190.8)	(38.1)
Loss (gain) on disposal of assets – net	7.8	5.1	4.7
Other noncash adjustments – net	31.9	23.9	14.9
Settlement of interest rate contracts	42.5	—	—
Make-whole payments included in financing activities	—	—	7.0
Defined benefit pension contributions	(4.1)	(74.1)	(5.3)
Changes in assets and liabilities, net of effect from acquisition and divestitures:
Trade receivables	41.5	(74.8)	7.5
Inventories	2.9	(134.6)	(178.7)
Other current assets	(35.5)	86.8	(52.8)
Accounts payable	(81.7)	151.6	149.5
Accrued liabilities	99.4	0.4	(33.0)
Income and other taxes	(34.9)	9.5	12.8
Other – net	(36.2)	0.2	(16.9)
Net Cash Provided by (Used for) Operating Activities	1,229.4	1,194.4	1,136.3
Investing Activities
Business acquired, net of cash acquired	(3,920.6)	—	—
Proceeds from sale of equity securities	466.3	—	—
Proceeds from divestitures – net	56.3	686.3	130.0
Additions to property, plant, and equipment	(586.5)	(477.4)	(417.5)
Other – net	19.9	47.3	(68.0)
Net Cash Provided by (Used for) Investing Activities	(3,964.6)	256.2	(355.5)
Financing Activities
Short-term borrowings (repayments) – net	578.2	(185.9)	97.6
Proceeds from long-term debt	4,285.0	—	797.6
Repayments of long-term debt, including make-whole payments	(1,791.0)	—	(1,157.0)
Capitalized debt issuance costs	(32.1)	—	(10.4)
Quarterly dividends paid	(437.5)	(430.2)	(418.1)
Purchase of treasury shares	(372.8)	(367.5)	(270.4)
Proceeds from stock option exercises	3.2	21.6	16.3
Payment of assumed tax receivable agreement obligation	(86.4)	—	—
Other – net	(5.0)	(2.6)	(0.1)
Net Cash Provided by (Used for) Financing Activities	2,141.6	(964.6)	(944.5)
Effect of exchange rate changes on cash	(0.2)	(0.1)	(0.7)
Net increase (decrease) in cash and cash equivalents	(593.8)	485.9	(164.4)
Cash and cash equivalents at beginning of year	655.8	169.9	334.3
Cash and Cash Equivalents at End of Year	$62.0	$655.8	$169.9

( )	Denotes use of cash
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2021	108,339,057	$27.1	$5,527.6	$2,847.5	$(277.4)	$8,124.8
Net income (loss)				631.7		631.7
Other comprehensive income (loss)					40.0	40.0
Comprehensive income (loss)						671.7
Purchase of treasury shares	(2,059,083)	(0.5)	(109.6)	(160.3)		(270.4)
Stock plans	178,343	—	39.9			39.9
Cash dividends declared, $3.96 per common share				(425.9)		(425.9)
Balance at April 30, 2022	106,458,317	26.6	5,457.9	2,893.0	(237.4)	8,140.1
Net income (loss)				(91.3)		(91.3)
Other comprehensive income (loss)					(1.8)	(1.8)
Comprehensive income (loss)						(93.1)
Purchase of treasury shares	(2,423,196)	(0.6)	(132.2)	(238.3)		(371.1)
Stock plans	363,497	0.1	46.1	(0.1)		46.1
Cash dividends declared, $4.08 per common share				(431.2)		(431.2)
Balance at April 30, 2023	104,398,618	26.1	5,371.8	2,132.1	(239.2)	7,290.8
Net income (loss)				744.0		744.0
Other comprehensive income (loss)					4.6	4.6
Comprehensive income (loss)						748.6
Purchase of treasury shares	(2,416,945)	(0.7)	(132.8)	(242.9)		(376.4)
Issuance of shares for acquisition	3,989,915	1.0	449.2			450.2
Stock plans	222,693	0.1	25.7	(1.1)		24.7
Cash dividends declared, $4.24 per common share				(444.0)		(444.0)
Balance at April 30, 2024	106,194,281	$26.5	$5,713.9	$2,188.1	$(234.6)	$7,693.9
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
Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires that we make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates in these consolidated financial statements include, among others, estimates of future cash flows associated with assets, potential asset impairments, purchase price allocation, goodwill related to acquisitions and divestitures, useful lives and residual values of long-lived assets used in determining depreciation and amortization, net realizable value of inventories, accruals for trade marketing and merchandising programs, income taxes, and discount rates and other assumptions used in determining defined benefit pension and other postretirement benefit expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents: We consider all short-term, highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Based on the short-term nature of these assets, carrying value approximates fair value. There were no cash equivalents within cash and cash equivalents at April 30, 2024, and $614.0 at April 30, 2023, in the Consolidated Balance Sheets.
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
Shipping and Handling Costs: Transportation costs included in cost of products sold relate to the costs incurred to ship our products. Distribution costs are included in SD&A expenses and primarily relate to the warehousing costs incurred to store our products. Total costs recorded within SD&A were $267.7, $304.5, and $294.1 in 2024, 2023, and 2022, respectively.
Advertising Expense: Advertising costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income. Advertising expense was $182.5, $160.3, and $176.5 in 2024, 2023, and 2022, respectively.
Research and Development Costs: Research and development (“R&D”) costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income. R&D costs include expenditures for new and existing product and manufacturing process innovations, which are comprised primarily of internal salaries and wages, consulting, testing, and other supplies attributable to time spent on R&D activities. Other costs include the depreciation and maintenance of research facilities. Total R&D expense was $49.1, $47.3, and $48.8 in 2024, 2023, and 2022, respectively.

Share-Based Payments: Share-based compensation expense, including stock options, is recognized on a straight-line basis over the requisite service period, and generally vest over a period of 1 to 3 years.
The following table summarizes amounts related to share-based payments.

	Year Ended April 30,
	2024	2023	2022
Share-based compensation expense included in SD&A	$23.7	$25.6	$23.7
Share-based compensation expense included in other special project costs	0.2	—	(1.4)
Total share-based compensation expense	$23.9	$25.6	$22.3
Related income tax benefit	$5.6	$6.0	$5.3
As of April 30, 2024, total unrecognized share-based compensation cost related to nonvested share-based awards, including stock options, was $41.5. The weighted-average period over which this amount is expected to be recognized is 2.0 years.
Realized excess tax benefits and tax deficiencies are presented in the Statements of Consolidated Cash Flows as an operating activity and are recognized within income taxes in the Statements of Consolidated Income. In 2024, 2023 and 2022, the excess tax benefits realized upon exercise or vesting of share-based compensation awards were $2.9, $1.4, and $1.1, respectively. For additional discussion on share-based compensation expense, see Note 13: Share-Based Payments.
Earnings Per Share: Earnings per share is computed in accordance with FASB ASC 260, Earnings Per Share. As required by ASC 260, we computed net income (loss) per common share (“basic earnings per share”) under the two-class method for 2024, 2023, and 2022, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during the periods. Further, we compute net income (loss) per common share – assuming dilution (“diluted earnings per share”) under either the two-class method or the treasury method, dependent on which is more dilutive. In 2024 and 2022, the computation of diluted earnings per share was more dilutive under the treasury stock method. In 2023, we recognized a net loss, and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share. Therefore, in 2023, diluted earnings per share was computed under the two-class method.
Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Under the two-class method, net income (loss) available to common and participating common shareholders is reduced by the net income (loss) allocated to participating securities, which is equal to the amount of dividends declared in the current period, and the contractual amount of dividends that must be paid for the current period related to participating securities. Under the treasury stock method, the diluted earnings per share calculation includes potential common shares assumed to be issued, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised or restricted stock becomes vested, and includes the “if converted” method for participating securities if the effect is dilutive. For additional information on the earnings per share calculations, see Note 6: Earnings Per Share.
Defined Contribution Plans: We offer employee savings plans for domestic and Canadian employees. Our contributions under these plans are based on a specified percentage of employee contributions. Charges to operations for these plans in 2024, 2023, and 2022 were $41.5, $41.0, and $40.9, respectively. For information on our defined benefit plans, see Note 9: Pensions and Other Postretirement Benefits.
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
We account for the financial statement recognition and measurement criteria of a tax position taken or expected to be taken in a tax return under FASB ASC 740, Income Taxes. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In accordance with the requirements of ASC 740, uncertain tax positions have been classified in the Consolidated Balance Sheets as noncurrent, except to the extent payment is expected within one year. We recognize net interest and penalties related to unrecognized tax benefits in income tax expense. For additional information, refer to Note 14: Income Taxes.
Trade Receivables: In the normal course of business, we extend credit to customers. Trade receivables, less credit losses, reflect the net realizable value of receivables and approximates fair value. We account for trade receivables, less credit losses, in accordance with FASB ASC 326, Financial Instruments – Credit Losses. We evaluate our trade receivables and establish a reserve for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for credit loss for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Trade receivables are charged off against the reserve for credit losses after we determine that the potential for recovery is remote. At April 30, 2024 and 2023, the reserve for credit loss was $8.7 and $2.3, respectively. We believe there is no concentration of risk with any single customer whose failure or nonperformance would materially affect results other than as discussed in Note 5: Reportable Segments.
Inventories: Inventories are stated at the lower of cost or market, with market being defined as net realizable value, less costs to sell. Cost for all inventories is determined using the first-in, first-out method applied on a consistent basis.

The cost of finished products and work-in-process inventory includes materials, direct labor, and overhead. Work-in-process is included in finished products in the Consolidated Balance Sheets and was $81.3 and $82.5 at April 30, 2024 and 2023, respectively.
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
We lease certain land, buildings, and equipment for varying periods of time, with renewal options. Lease expense in 2024, 2023, and 2022 was $121.7, $113.3, and $111.0, respectively.
In accordance with FASB ASC 360, Property, Plant, and Equipment, long-lived assets, other than goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount exceeds the estimated fair value of the assets. Assets to be disposed of by sale are recognized as held for sale at the lower of carrying value or fair value less costs to sell. Furthermore, determining fair value is subject to estimates of both cash flows and discount rates, and different estimates could yield different results. There are no events or changes in circumstances of which we are aware of that indicate the carrying value of our long-lived assets may not be recoverable at April 30, 2024.
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
Marketable Securities and Other Investments: We maintain funds for the payment of benefits associated with nonqualified retirement plans. These funds include investments considered to be available-for-sale marketable securities. At April 30, 2024 and 2023, the fair value of these investments was $22.1 and $24.0, respectively, and was included in other noncurrent assets in the Consolidated Balance Sheets. Included in accumulated other comprehensive income (loss) at April 30, 2024 and 2023, were unrealized pre-tax gains of $1.4 and $1.8, respectively.
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
The net proceeds received from the divestiture of certain pet food brands included approximately 5.4 million shares of Post common stock, which represented approximately an 8 percent equity interest in Post as of April 30, 2023. The fair value of the investment in Post common stock was $487.8 at April 30, 2023. Upon selling the Post common stock on November 15, 2023, the investment in equity securities was valued at $460.9. We recognized a realized pre-tax loss of $30.7 on the investment, with $26.9 and $3.8 of the loss recognized during the years ended April 30, 2024 and 2023, respectively, which were included in other income (expense) – net in the Statements of Consolidated Income. For additional information, see Note 10: Derivative Financial Instruments and Note 11: Other Financial Instruments and Fair Value Measurements.

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
We have a 20 percent equity interest in Mountain Country Foods, LLC and approximately a 42 percent equity interest in Numi, Inc. The carrying amount of these investments is included in other noncurrent assets in the Consolidated Balance Sheets. The investments did not have a material impact on the consolidated financial statements or the respective reportable segment to which they relate for the years ended April 30, 2024 and 2023.
Supplier Financing Program: We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Statements of Consolidated Cash Flows. Included in accounts payable in the Consolidated Balance Sheets as of April 30, 2024 and 2023, were $384.9 and $414.2 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers.
Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, while income and expenses are translated using average rates throughout the periods. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Included in accumulated other comprehensive income (loss) at April 30, 2024 and 2023, were foreign currency losses of $39.2 and $34.3, respectively.
Recently Issued Accounting Standards: In March 2024, the SEC adopted the climate-related final rule SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules will require the disclosure of significant effects of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, in the audited financial statements in certain circumstances. Disclosure of the actual and potential material impacts of any identified climate-related risks on the registrant’s strategy, business model, and outlook will also be required, along with the process used to identify, assess, and manage these risks. In addition, the rules require disclosure of material climate-related targets or goals, material Scope 1 and Scope 2 greenhouse gas emissions, and the methodology used to calculate those emissions. In April 2024, the SEC stayed implementation of the final rule pending the outcome of a judicial review; however, we do not anticipate any impact to our financial statements upon adoption and continue to evaluate the impacts on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 will improve the transparency and decision usefulness of income tax disclosures to better assess how operations and related tax risks affect tax rates and future cash flows on an interim and annual basis. It will be effective for us on May 1, 2025, and can be adopted either on a prospective or retrospective basis. We are currently evaluating the impacts of the standard on our financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. It will be effective for our annual period beginning May 1, 2024, and interim periods beginning May 1, 2025, with the option to early adopt at any time prior to the effective dates and will require adoption on a retrospective basis. We are currently evaluating the impacts of the standard on our financial statements and disclosures.
In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring current reporting about material cybersecurity incidents and annual disclosures on management’s processes for assessing, identifying, and managing material cybersecurity risks, the material impacts of cybersecurity threats and previous cybersecurity incidents, the Board oversight of cybersecurity risks, and management’s role and expertise in assessing and managing material cybersecurity risks. SEC Release No. 33-11216 was effective for us on November 1, 2023, and did not have a material impact on our financial statements and disclosures. The additional disclosures required are presented in Part I, Item 1C in this Annual Report on Form 10-K.
In December 2022, the SEC adopted the final rule under SEC Release No. 33-11138, Insider Trading Arrangements and Related Disclosures, which requires new disclosures regarding insider trading policies and procedures, the use of Rule 10b5-1 plans by directors and officers, and stock option grants issued in close proximity to the release of material nonpublic information. SEC Release No. 33-11138 was effective for us on May 1, 2023, and did not have a material impact on our financial statements and disclosures. The additional disclosures required are presented in Part III, Item 10 in this Annual Report on form 10-K.
Risks and Uncertainties: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. Green coffee, peanuts, oils and fats, flour, sugar, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate over time, partially driven by the elevated commodity and supply chain costs we experienced in 2024. We actively monitor changes in commodity and supply chain costs, and to mitigate the rising costs, we may be required to implement material price increases across our business. Green coffee, along with certain other raw materials, is sourced solely from foreign countries, and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, geopolitical conflicts (including the ongoing conflicts between Russia and Ukraine and Israel and Hamas), changes in governmental agricultural and energy policies and regulation, and political and economic conditions in the source countries. Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials for our Folgers coffee products, as well as our Jif peanut butter, and certain finished goods, such as K-Cup® pods, our Pup-Peroni dog snacks, and liquid coffee, from primary or single sources of supply pursuant to long-term contracts. While availability may vary from year-to-year, we believe that we will continue to obtain adequate supplies and that alternatives to primary or single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be in good standing.
We have consolidated production capacity at a single manufacturing site for certain products, including substantially all of our coffee, Milk-Bone dog snacks, Voortman cookies, and fruit spreads. Although steps are taken at all of our manufacturing sites to reduce the likelihood of a production disruption, an interruption at a single manufacturing site would result in a reduction or elimination of the availability of some of our products for a period of time.
Of our full-time employees, 27 percent are covered by union contracts at eleven manufacturing locations, inclusive of Hostess Brands employees. The contracts vary in term depending on location, with six contracts expiring in 2025, representing approximately 10 percent of our total employees.
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

The purchase price included the issuance of approximately 4.0 million of our common shares to Hostess Brands’ shareholders, valued at $450.2, as discussed in Note 17: Common Shares. In addition, we paid $3.9 billion in cash, net of cash acquired, and assumed $991.0 of debt from Hostess Brands and $67.8 of an other debt-like item, reflecting consideration transferred for the cash payment of Hostess Brands’ employee equity awards. New debt of $5.0 billion was borrowed, consisting of $3.5 billion in Senior Notes, an $800.0 Term Loan, and $700.0 of short-term borrowings under our commercial paper program to partially fund the transaction and pay off the debt assumed as part of the acquisition. For additional information on the financing associated with this transaction, refer to Note 8: Debt and Financing Arrangements.

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

The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Hostess Brands operations, including $637.3 in net sales and $73.4 in operating income, are included within the Sweet Baked Snacks segment for 2024. The operating income for the year ended April 30, 2024, includes the recognition of an unfavorable fair value purchase accounting adjustment of $8.3, attributable to the acquired inventory, and excludes special project costs recognized within the segment.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Cash and cash equivalents	$135.0
Trade receivables – net	181.1
Inventories	66.0
Other current assets	5.9
Property, plant, and equipment – net	534.5
Operating lease right-of-use assets	17.2
Goodwill	2,447.2
Other intangible assets – net	3,038.6
Other noncurrent assets	43.2
Total assets acquired	$6,468.7
Liabilities assumed:
Accounts payable	$67.3
Current operating lease liabilities	4.7
Other current liabilities	244.4
Deferred income taxes	639.6
Noncurrent operating lease liabilities	14.5
Other noncurrent liabilities	1.4
Total liabilities assumed	971.9
Net assets acquired	$5,496.8

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

As a result of the acquisition, we recognized a total of $2.4 billion of goodwill within the Sweet Baked Snacks segment. Of the total goodwill, $196.6 was deductible for tax purposes at the acquisition date, of which $186.9 remains deductible as of April 30, 2024. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities as we integrate Hostess Brands into our Company. We are evaluating the impact of these anticipated operational synergies and growth opportunities across our reporting units and, as a result, have not allocated goodwill to our other reporting units as of April 30, 2024; however, we will complete our evaluation and allocate goodwill, as appropriate, by the end of the measurement period. The goodwill and indefinite-lived trademarks resulting from the acquisition are susceptible to future impairment charges. Any significant change in our near or long-term projections or macroeconomic conditions may result in future impairment charges as the carrying values of goodwill and indefinite-lived trademarks approximate estimated fair values.

The following table summarizes the preliminary purchase price allocated to the identifiable intangible assets acquired.

Intangible assets with finite lives:
Customer and contractual relationships (25-year useful life)	$1,238.5
Non-competition agreements (varying useful lives)	38.0
Trademarks (5-year useful life)	9.9
Intangible assets with indefinite lives:
Trademarks	$1,752.2
Total intangible assets	$3,038.6

The estimated annual amortization expense for the finite-lived intangible assets based on the preliminary purchase price allocation is $71.6.
Hostess Brands’ results of operations are included in our consolidated financial statements from the date of the transaction within our Sweet Baked Snacks segment. If the transaction had occurred on May 1, 2022, unaudited pro forma consolidated results for 2024 and 2023, would have been as follows:

	Year Ended April 30,
	2024	2023
Net sales	$8,912.8	$9,897.2
Net income (loss)	761.9	(55.2)
Net income (loss) per common share – assuming dilution	$7.15	$(0.50)
The unaudited pro forma consolidated results are based on our historical financial statements and those of Hostess Brands and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented. The most significant pro forma adjustments relate to the elimination of interest expense associated with acquisition-related financing, nonrecurring acquisition-related costs incurred prior to the close of the transaction, amortization of acquired intangible assets, and depreciation of acquired property, plant, and equipment. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.
Note 3: Divestitures

On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods. The transaction included Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8, $61.6, and $62.7 in 2024, 2023, and 2022, respectively, which were included in the International operating segment. Final net proceeds from the divestiture were $25.3, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $5.7 during 2024, within other operating expense (income) – net in the Statement of Consolidated Income.

On November 1, 2023, we sold the Sahale Snacks business to Second Nature. The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1, $48.4, and $47.4 in 2024, 2023, and 2022, respectively, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $31.6, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $6.7 during 2024, within other operating expense (income) – net in the Statement of Consolidated Income.

The following table summarizes the net assets and liabilities disposed, which were measured at the lower of carrying amount or fair value less costs to sell.

	April 30, 2024
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

On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as the private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion and $1.4 billion in 2023 and 2022, respectively, primarily included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during 2023, within other operating expense (income) – net in the Statement of Consolidated Income. During 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during 2024, we entered into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were settled for $466.3 under the equity forward contract on November 15, 2023. For additional information, see Note 10: Derivative Financial Instruments.
On January 31, 2022, we sold the natural beverage and grains businesses to Nexus. The transaction included products sold under the R.W. Knudsen and TruRoots brands, inclusive of certain trademarks, a licensing agreement for Santa Cruz Organic beverages, dedicated manufacturing and distribution facilities in Chico, California and Havre de Grace, Maryland, and approximately 150 employees who supported the natural beverage and grains businesses. The transaction did not include Santa Cruz Organic nut butters, fruit spreads, syrups, or applesauce. Under our ownership, the businesses generated net sales of $106.7 in 2022, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $98.7, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax gain of $28.3 related to the natural beverage and grains businesses, of which $26.7 was recognized during 2022, and the remaining $1.6 was recognized upon finalization of the working capital adjustment in 2023, and is included within other operating expense (income) – net in the Statements of Consolidated Income.

On December 1, 2021, we sold the private label dry pet food business to Diamond Pet Foods. The transaction included dry pet food products sold under private label brands, a dedicated manufacturing facility located in Frontenac, Kansas, and approximately 220 employees who supported the private label dry pet food business. The transaction did not include any branded products or our private label wet pet food business. Under our ownership, the business generated net sales of $62.3 in 2022, included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $32.9, net of cash transaction costs. Upon completion of this transaction during 2022, we recognized a pre-tax loss of $17.1, within other operating expense (income) – net in the Statement of Consolidated Income.

Note 4: Special Project Costs
Special project costs consist primarily of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, and restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs are generally recognized when deemed probable and estimable, retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with divestiture, acquisition, integration, and restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These special project costs are reported in cost of products sold, other special project costs, other debt costs, and other income (expense) - net in the Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Consolidated Balance Sheets.

Divestiture Costs: Total divestiture costs related to the divested Sahale Snacks and Canada condiment businesses are anticipated to be approximately $6.0, consisting primarily of employee-related and lease termination costs, all of which are expected to be cash charges with the majority recognized in 2024 and the remainder to be recognized during the first half of 2025. We incurred $3.9 of employee-related costs and $1.6 of other transition and termination costs related to lease termination costs during 2024. The obligation related to severance and retention bonuses was $2.5 at April 30, 2024, and is expected to be settled during the first half of 2025.

Furthermore, we identified opportunities to address certain distribution inefficiencies, as a result of the divestiture of certain pet food brands. We anticipate incurring approximately $11.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026, with over half of the costs expected to be recognized in 2025. For additional information, see Note 3: Divestitures.

Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $210.0 and include transaction costs, employee-related costs, and other transition and termination charges. The majority of the integration costs are expected to be cash charges with most recognized during 2024. The remainder are expected to be incurred by the end of 2026 and are expected to be split between employee-related costs and other transition and termination costs.

The following table summarizes our integration costs incurred related to the acquisition of Hostess Brands.

2024
Transaction costs	$99.0
Employee-related costs	33.4
Other transition and termination costs	15.0
Total integration costs	$147.4
Noncash charges of $3.2 were incurred through April 30, 2024, which primarily consisted of accelerated depreciation. Transaction costs primarily reflect equity compensation pay-outs, legal fees, and fees related to the Bridge Loan that provided committed financing for the acquisition of Hostess Brands. Other transition and termination costs primarily consisted of contract termination charges, accelerated depreciation, and consulting fees. The obligation related to severance and retention bonuses was $28.0 at April 30, 2024. For additional information, see Note 2: Acquisition.
Restructuring Costs: A restructuring program was approved by the Board during 2021, associated with opportunities identified to reduce our overall cost structure, optimize our organizational design, and support our portfolio reshape. The program was further expanded in 2022 to include the costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses, as well as closure of certain production facilities. The restructuring activities were considered complete as of April 30, 2023. The costs incurred associated with these restructuring activities included other transition and termination costs related to our cost reduction and margin management initiatives, inclusive of accelerated depreciation, as well as employee-related costs. For additional information related to the divestitures, see Note 3: Divestitures.
During 2022, we completed the transition of liquid coffee production to JDE Peet’s, and expanded the restructuring program to include certain costs associated with the divestitures of the private label dry pet food and natural beverage and grains businesses, as well as the closure of our Ripon, Wisconsin production facility to further optimize operations for our U.S. Retail Frozen Handheld and Spreads business. We completed the closure of the Ripon facility during 2023.

The following table summarizes our restructuring costs incurred related to the restructuring program.

	2023	2022	Total Costs Incurred to Date at April 30, 2023
Employee-related costs	$3.5	$6.3	$27.1
Other transition and termination costs	7.6	22.2	36.6
Total restructuring costs	$11.1	$28.5	$63.7
The obligation related to severance costs and retention bonuses was $1.6 at April 30, 2023, and was fully satisfied during the first quarter of 2024. Cumulative noncash charges incurred through April 30, 2023, to date were $33.2, and included $10.2 and $18.6 incurred during 2023 and 2022 respectively, which primarily consisted of accelerated depreciation.
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
As disclosed in Note 2: Acquisition, we acquired Hostess Brands in a cash and stock transaction on November 7, 2023, resulting in the new Sweet Baked Snacks reportable segment for 2024. Further, the historical U.S. Retail Consumer Foods reportable segment has been renamed to U.S. Retail Frozen Handheld and Spreads; however, there is no change to the manner in which the segment was previously presented. We do not anticipate any impact to our other historical reportable segments, as we do not anticipate any changes to the internal manner in which we will manage and report these reportable segments.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; the U.S. Retail Frozen Handheld and Spreads segment primarily includes the domestic sales of Smucker’s and Jif branded products; the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; and the Sweet Baked Snacks segment primarily includes all domestic and foreign sales of Hostess and Voortman branded products in all channels. With the exception of Sweet Baked Snacks products, International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).
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

	Year Ended April 30,
	2024	2023	2022
Net sales:
U.S. Retail Coffee	$2,704.4	$2,735.3	$2,497.3
U.S. Retail Frozen Handheld and Spreads	1,815.6	1,630.9	1,707.2
U.S. Retail Pet Foods (A)	1,822.8	3,038.1	2,764.3
Sweet Baked Snacks	637.3	—	—
International and Away From Home	1,198.6	1,124.9	1,030.1
Total net sales	$8,178.7	$8,529.2	$7,998.9
Segment profit:
U.S. Retail Coffee	$759.2	$737.7	$736.7
U.S. Retail Frozen Handheld and Spreads	434.1	352.6	424.2
U.S. Retail Pet Foods (A)	402.1	494.9	395.9
Sweet Baked Snacks	138.2	—	—
International and Away From Home	208.1	143.3	142.0
Total segment profit	$1,941.7	$1,728.5	$1,698.8
Amortization	(191.1)	(206.9)	(223.6)
Other intangible assets impairment charges	—	—	(150.4)
Gain (loss) on divestitures – net	(12.9)	(1,018.5)	9.6
Interest expense – net	(264.3)	(152.0)	(160.9)
Change in net cumulative unallocated derivative gains and losses	6.7	(21.4)	(23.4)
Cost of products sold – special project costs (B)	(2.9)	(6.4)	(20.5)
Other special project costs (B)	(130.2)	(4.7)	(8.0)
Other debt costs (B)	(19.5)	—	—
Corporate administrative expenses	(305.5)	(313.1)	(258.7)
Other income (expense) – net (B)	(25.6)	(14.7)	(19.1)
Income (loss) before income taxes	$996.4	$(9.2)	$843.8
Assets:
U.S. Retail Coffee	$4,826.3	$4,808.9	$4,891.8
U.S. Retail Frozen Handheld and Spreads	3,257.1	2,972.7	2,692.1
U.S. Retail Pet Foods (A)	4,784.1	4,994.3	7,167.4
Sweet Baked Snacks	6,267.1	—	—
International and Away From Home	989.6	978.3	973.9
Unallocated (C)	149.5	1,237.2	329.8
Total assets	$20,273.7	$14,991.4	$16,055.0
Depreciation, amortization, and impairment charges:
U.S. Retail Coffee	$101.1	$101.6	$100.2
U.S. Retail Frozen Handheld and Spreads	81.6	76.3	64.6
U.S. Retail Pet Foods (A)	118.1	178.7	342.8
Sweet Baked Snacks	59.6	—	—
International and Away From Home	32.4	31.7	46.2
Unallocated (D)	38.0	42.7	55.7
Total depreciation, amortization, and impairment charges	$430.8	$431.0	$609.5
Additions to property, plant, and equipment:
U.S. Retail Coffee	$79.7	$49.0	$49.8
U.S. Retail Frozen Handheld and Spreads	334.5	341.6	274.8
U.S. Retail Pet Foods (A)	83.4	64.3	74.0
Sweet Baked Snacks	41.2	—	—
International and Away From Home	47.7	22.5	18.9
Total additions to property, plant, and equipment	$586.5	$477.4	$417.5

(A)On April 28, 2023, we sold certain pet food brands to Post, and the divested net sales were primarily included in the U.S. Retail Pet Foods segment. For more information, see Note 3: Divestitures.
(B)Includes special project costs related to certain divestiture, acquisition, integration, and restructuring activities. For more information, see Note 4: Special Project Costs and Note 8: Debt and Financing Arrangements.
(C)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(D)Primarily represents unallocated corporate administrative expenses, mainly consisting of depreciation and software amortization.
The following table presents certain geographical information.

	Year Ended April 30,
	2024	2023	2022
Net sales:
United States	$7,653.0	$8,001.4	$7,469.6
International:
Canada	$429.4	$433.2	$439.6
All other international	96.3	94.6	89.7
Total international	$525.7	$527.8	$529.3
Total net sales	$8,178.7	$8,529.2	$7,998.9
Assets:
United States	$19,483.1	$14,577.5	$15,653.5
International:
Canada	$790.2	$412.5	$399.8
All other international	0.4	1.4	1.7
Total international	$790.6	$413.9	$401.5
Total assets	$20,273.7	$14,991.4	$16,055.0
Long-lived assets (excluding goodwill and other intangible assets):
United States	$3,294.5	$2,421.9	$2,331.2
International:
Canada	$106.9	$64.6	$45.7
All other international	0.1	—	—
Total international	$107.0	$64.6	$45.7
Total long-lived assets (excluding goodwill and other intangible assets)	$3,401.5	$2,486.5	$2,376.9
The following table presents product category information.

	Year Ended April 30,
	2024	2023	2022	Primary Reportable Segment (A)
Coffee	$3,063.0	$3,088.8	$2,804.7	U.S. Retail Coffee
Pet snacks	1,024.8	1,052.4	944.9	U.S. Retail Pet Foods
Peanut butter	814.1	635.6	801.1	U.S. Retail Frozen Handheld and Spreads
Cat food	792.4	1,101.1	969.9	U.S. Retail Pet Foods
Frozen handheld	791.1	686.4	510.7	U.S. Retail Frozen Handheld and Spreads
Sweet baked goods	572.5	—	—	Sweet Baked Snacks
Fruit spreads	427.2	426.2	386.5	U.S. Retail Frozen Handheld and Spreads
Portion control	207.9	163.7	158.2	Other (B)
Baking mixes and ingredients	90.3	94.3	85.5	Other (B)
Toppings and syrups	88.4	88.9	82.5	U.S. Retail Frozen Handheld and Spreads
Dog food	76.4	980.0	926.5	U.S. Retail Pet Foods
Cookies	64.8	—	—	Sweet Baked Snacks
Other	165.8	211.8	328.4	Other (B)
Total net sales	$8,178.7	$8,529.2	$7,998.9
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.

Sales to Walmart Inc. and subsidiaries amounted to 33 percent of net sales in 2024 and 34 percent of net sales in both 2023 and 2022. These sales are primarily included in our U.S. retail market segments. No other customer exceeded 10 percent of net sales for any year. Trade receivables – net at April 30, 2024 and 2023, included amounts due from Walmart Inc. and subsidiaries of $211.7 and $211.5, respectively.
Note 6: Earnings Per Share
The following table sets forth the computation of basic earnings per share and diluted earnings per share under the two-class method.

	Year Ended April 30,
	2024	2023	2022
Net income (loss)	$744.0	$(91.3)	$631.7
Less: Net income (loss) allocated to participating securities	0.2	(0.1)	1.8
Net income (loss) allocated to common stockholders	$743.8	$(91.2)	$629.9
Weighted-average common shares outstanding	104.1	106.2	107.9
Add: Dilutive effect of stock options	0.1	—	—
Weighted-average common shares outstanding – assuming dilution	104.2	106.2	107.9
Net income (loss) per common share	$7.14	$(0.86)	$5.84
Net income (loss) per common share – assuming dilution	$7.14	$(0.86)	$5.84
The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Year Ended April 30,
	2024	2023	2022
Net income (loss)	$744.0	$(91.3)	$631.7
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	104.1	106.2	107.9
Add: Dilutive effect of stock options	0.1	—	—
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	0.2	—	0.5
Weighted-average common shares outstanding – assuming dilution	104.4	106.2	108.4
Net income (loss) per common share – assuming dilution	$7.13	$(0.86)	$5.83
We computed basic earnings per share under the two-class method for 2024, 2023, and 2022, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. Further, we computed diluted earnings per share under the two-class method and treasury stock method to determine the method that was most dilutive, in accordance with FASB ASC 260, Earnings Per Share. In 2024 and 2022, the computation of diluted earnings per share was more dilutive under the treasury stock method, as compared to the two-class method. Therefore, the treasury stock method was used. In 2023, we recognized a net loss, and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share. Therefore, in 2023, diluted earnings per share was computed under the two-class method.

Note 7: Goodwill and Other Intangible Assets
The following table summarizes the changes in our goodwill.

	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Balance at May 1, 2022	$2,090.9	$1,147.5	$2,368.2	$—	$409.2	$6,015.8
Divestiture	—	—	(788.0)	—	(2.3)	(790.3)
Other (A)	—	—	—	—	(8.6)	(8.6)
Balance at April 30, 2023	$2,090.9	$1,147.5	$1,580.2	$—	$398.3	$5,216.9
Acquisition	—	—	—	2,447.2	—	2,447.2
Divestiture	—	(7.6)	—	—	(3.9)	(11.5)
Other (A)	—	—	—	—	(2.7)	(2.7)
Balance at April 30, 2024 (B)	$2,090.9	$1,139.9	$1,580.2	$2,447.2	$391.7	$7,649.9
(A)The amounts classified as other represent foreign currency translation adjustments.
(B)Included in goodwill as of April 30, 2024, are accumulated goodwill impairment charges of $242.9.
The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency translation adjustments.

	April 30, 2024			April 30, 2023
	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Translation	Net	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Translation	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,766.7	$1,894.9	$2,871.8	$3,499.0	$1,719.8	$1,779.2
Patents and technology	163.0	160.8	2.2	167.6	161.6	6.0
Trademarks	143.1	110.8	32.3	151.4	111.6	39.8
Total intangible assets subject to amortization	$5,072.8	$2,166.5	$2,906.3	$3,818.0	$1,993.0	$1,825.0
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$4,572.7	$223.6	$4,349.1	$2,830.7	$226.4	$2,604.3
Total other intangible assets	$9,645.5	$2,390.1	$7,255.4	$6,648.7	$2,219.4	$4,429.3
Amortization expense for finite-lived intangible assets was $190.1, $205.9, and $222.5 in 2024, 2023, and 2022, respectively. The weighted-average useful lives of the customer and contractual relationships, patents and technology, and trademarks are 24 years, 20 years, and 12 years, respectively. The weighted-average useful life of total finite-lived intangible assets is
24 years. Based on the carrying value of intangible assets subject to amortization at April 30, 2024, the estimated amortization expense is $223.3 for 2025, $209.0 for 2026, $200.9 for 2027, $201.9 for 2028, and $172.1 for 2029.

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1 and more often if indicators of impairment exist.

As of February 1, 2024, we completed the annual impairment review, in which goodwill impairment was tested at the reporting unit level for all of our reporting units with goodwill. As part of our annual evaluation, we did not recognize any impairment charges related to our reporting units or indefinite-lived intangible assets. The estimated fair value exceeded the carrying value by greater than 10 percent for all our reporting units and indefinite-lived intangible assets, with the exception of the Sweet Baked Snacks reporting unit, for which its fair value exceeded its carrying value by approximately 3 percent, as the carrying value approximates estimated fair value due to the recent acquisition of Hostess Brands. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges for the

Sweet Baked Snacks segment. For additional information, see Goodwill and Other Intangible Assets in Note 1: Accounting Policies, Note 2: Acquisition, and Note 3: Divestitures.

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
Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	April 30, 2024		April 30, 2023
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due March 15, 2025	$1,000.0	$999.3	$1,000.0	$998.4
3.38% Senior Notes due December 15, 2027	500.0	498.4	500.0	498.0
5.90% Senior Notes due November 15, 2028	750.0	744.5	—	—
2.38% Senior Notes due March 15, 2030	500.0	497.2	500.0	496.7
2.13% Senior Notes due March 15, 2032	500.0	495.2	500.0	494.4
6.20% Senior Notes due November 15, 2033	1,000.0	991.5	—	—
4.25% Senior Notes due March 15, 2035	650.0	645.5	650.0	645.1
2.75% Senior Notes due September 15, 2041	300.0	297.4	300.0	297.3
6.50% Senior Notes due November 15, 2043	750.0	736.5	—	—
4.38% Senior Notes due March 15, 2045	600.0	588.7	600.0	588.2
3.55% Senior Notes due March 15, 2050	300.0	296.2	300.0	296.1
6.50% Senior Notes due November 15, 2053	1,000.0	982.6	—	—
Total long-term debt	$7,850.0	$7,773.0	$4,350.0	$4,314.2
Current portion of long-term debt	1,000.0	999.3	—	—
Total long-term debt, less current portion	$6,850.0	$6,773.7	$4,350.0	$4,314.2
(A)    Represents the carrying amount included in the Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
In September 2023, we entered into a Term Loan with a group of banks for an unsecured $800.0 term facility. Borrowings under the Term Loan bear interest on the prevailing SOFR. In November 2023, the full amount was drawn on the Term Loan to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition, as discussed in Note 2: Acquisition. As of April 30, 2024, the $800.0 Term Loan was prepaid in full.

In September 2023, we entered into a commitment letter for a $5.2 billion Bridge Loan that provided committed financing for the acquisition of Hostess Brands, as discussed in Note 2: Acquisition. No balances were drawn against this facility, as the commitment letter was terminated after completion of the Senior Notes offering and drawing on the Term Loan. Included in other debt costs in the Statement of Consolidated Income during the year ended April 30, 2024, was $19.5 related to financing fees associated with the Bridge Loan.

In October 2023, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. The Senior Notes included $31.8 of capitalized debt issuance costs and $15.0 of offering discounts to be amortized to interest expense – net in the Statements of Consolidated Income over the time period for which the debt is outstanding. The net proceeds from the offering were used to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition.

In 2022, we prepaid $400.0 in principal of the Senior Notes due March 15, 2022, and as a result, we recognized a net loss on extinguishment of $6.9, which primarily consisted of a make-whole payment and was included in other income (expense) – net in the Statement of Consolidated Income.

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
All of our Senior Notes outstanding at April 30, 2024, are unsecured, and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, SOFR, Euro Interbank Offered Rate, or Canadian Dealer Offered Rate, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at April 30, 2024, or 2023.

We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2024, we had $591.0 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 5.48 percent. As of April 30, 2023, we did not have a balance outstanding under the commercial paper program.
Interest paid totaled $170.7, $153.1, and $155.2 in 2024, 2023, and 2022, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and payment of other debt fees.
Our debt instruments contain certain covenant restrictions, including an interest coverage ratio. As of April 30, 2024, we are in compliance with all covenants.

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

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended April 30,			Year Ended April 30,
	2024	2023	2022	2024	2023	2022
Service cost	$0.9	$1.2	$1.7	$0.8	$1.0	$1.2
Interest cost	18.5	17.8	12.4	2.6	2.3	1.3
Expected return on plan assets	(16.1)	(15.4)	(15.9)	—	—	—
Amortization of prior service cost (credit)	0.1	0.7	0.9	(0.6)	(0.6)	(0.6)
Amortization of net actuarial loss (gain)	3.5	4.0	6.9	(1.5)	(1.2)	(0.4)
Curtailment loss (gain)	(1.2)	—	—	—	—	—
Settlement loss (gain)	3.2	7.4	10.8	—	—	—
Net periodic benefit cost	$8.9	$15.7	$16.8	$1.3	$1.5	$1.5

Other changes in plan assets and benefit liabilities recognized in accumulated other comprehensive income (loss) before income taxes:
Prior service credit (cost) arising during the year	$—	$—	$(0.4)	$—	$—	$—
Net actuarial gain (loss) arising during the year	(6.6)	(11.5)	30.4	5.4	3.8	8.2
Amortization of prior service cost (credit)	0.1	0.7	0.9	(0.6)	(0.6)	(0.6)
Amortization of net actuarial loss (gain)	3.5	4.0	6.9	(1.5)	(1.2)	(0.4)
Curtailment loss (gain)	(1.2)	—	—	—	—	—
Settlement loss (gain)	—	7.4	10.8	—	—	—
Foreign currency translation	—	—	—	(0.1)	(0.2)	(0.1)
Net change for year	$(4.2)	$0.6	$48.6	$3.2	$1.8	$7.1

Weighted-average assumptions used in determining net periodic benefit costs:
U.S. plans:
Discount rate used to determine benefit obligation	5.19%	4.59%	3.13%	5.15%	4.52%	2.97%
Discount rate used to determine service cost	5.38	4.77	3.53	5.23	4.64	3.20
Discount rate used to determine interest cost	5.08	4.26	2.40	5.06	4.11	2.07
Expected return on plan assets	5.35	4.51	4.59	—	—	—
Rate of compensation increase	3.66	3.55	3.55	—	—	—
Canadian plans:
Discount rate used to determine benefit obligation	4.59%	2.41%	2.15%	4.62%	4.50%	3.03%
Discount rate used to determine service cost	—	—	—	4.73	4.69	3.52
Discount rate used to determine interest cost	4.65	2.33	1.95	4.65	4.18	2.32
Expected return on plan assets	3.30	1.60	1.70	—	—	—
We amortize gains and losses for our postretirement plans over the average expected future period of vested service. For plans that consist of less than 5 percent of participants that are active, average life expectancy is used instead of the average expected future service period.

We utilize a spot rate methodology for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows to provide a better estimate of service and interest costs. For 2025 expense recognition, we will use weighted-average discount rates for the U.S. defined benefit pension plans of 5.43 percent to determine benefit obligation, 6.06 percent to determine service cost, and 5.38 percent to determine interest cost. As of April 30, 2024, a 50 basis-point decrease in the discount rate assumption would increase the 2025 net periodic benefit cost by approximately $0.1, and the benefit obligation would increase by approximately $14.1. In addition, we anticipate using an expected rate of return on plan assets of 4.70 percent for the U.S. defined benefit pension plans. A 50 basis-point decrease in the expected rate of return on plan assets assumption would increase the 2025 net periodic benefit cost by approximately $1.3.

We use a measurement date of April 30 to determine defined benefit pension and other postretirement benefit plans’ assets and benefit obligations. The following table sets forth the combined status of the plans as recognized in the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$379.7	$429.4	$54.7	$59.7
Service cost	0.9	1.2	0.8	1.0
Interest cost	18.5	17.8	2.6	2.3
Actuarial loss (gain) (A)	(18.4)	(14.9)	(5.4)	(3.8)
Benefits paid	(34.5)	(17.7)	(3.8)	(4.3)
Curtailment	(3.4)	—	—	—
Settlement	3.1	(36.1)	—	—
Foreign currency translation adjustments	—	—	—	(0.2)
Benefit obligation at end of year	$345.9	$379.7	$48.9	$54.7
Change in plan assets:
Fair value of plan assets at beginning of year	$325.9	$317.1	$—	$—
Actual return on plan assets	(12.3)	(11.1)	—	—
Company contributions	4.1	74.1	3.8	4.3
Benefits paid	(34.5)	(17.7)	(3.8)	(4.3)
Settlement	(0.1)	(36.1)	—	—
Foreign currency translation adjustments	(0.1)	(0.4)	—	—
Fair value of plan assets at end of year	$283.0	$325.9	$—	$—
Funded status of the plans	$(62.9)	$(53.8)	$(48.9)	$(54.7)
Defined benefit pensions	$(54.1)	$(62.1)	$—	$—
Other noncurrent assets	8.8	12.3	—	—
Accrued compensation	(17.6)	(4.0)	(4.6)	(5.6)
Other postretirement benefits	—	—	(44.3)	(49.1)
Net benefit liability	$(62.9)	$(53.8)	$(48.9)	$(54.7)
(A) The actuarial losses and gains for our defined benefit pension plans and other postretirement benefits were primarily due to changes in the discount rates used in determining the plan obligations.
In 2021, we transferred obligations related to our Canadian defined benefit pension plan to an insurance company through the purchase of an irrevocable group annuity contract (the “Canadian Buy-Out Contract”). The group annuity contract was purchased using assets from the pension trust. During 2024, we received corporate approval to proceed with distribution of the surplus that remains within the Canadian defined benefit pension plan. As a result, we recognized a noncash pre-tax settlement charge of $3.2 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members, which is subject to regulatory approval before a payout can be made. The settlement charge was included within other income (expense) – net in the Statement of Consolidated Income. We did not recognize any charges related to the Canadian Buy-Out Contract during 2023 and 2022.
In October 2023, we approved an amendment to terminate one of our U.S. qualified defined benefit plans, effective as of December 31, 2023. We provided notice to participants of the intent to terminate the plan and applied for a determination letter from the IRS. Pension obligations will be distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract. During the plan year ended December 31, 2023, the asset allocation for the plan’s assets was adjusted in anticipation of the plan termination. Upon settlement of the pension obligations, we will reclassify unrecognized actuarial gains or losses, currently recorded in accumulated other comprehensive income (loss), to the Consolidated Statement of Income as a settlement gain or charge. As of April 30, 2024, we had unrecognized losses related to the plan of $45.6. We anticipate the termination process will be substantially complete by the end of 2025.

The following table summarizes amounts recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, before income taxes.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2024	2023	2024	2023
Net actuarial gain (loss)	$(96.8)	$(92.5)	$25.5	$21.7
Prior service credit (cost)	(0.4)	(0.5)	1.9	2.5
Total recognized in accumulated other comprehensive income (loss)	$(97.2)	$(93.0)	$27.4	$24.2

The following table sets forth the weighted-average assumptions used in determining the benefit obligations.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2024	2023	2024	2023
U.S. plans:
Discount rate	5.43%	5.19%	5.86%	5.15%
Rate of compensation increase	3.00	3.66	—	—
Interest crediting rate	4.51	5.75	—	—
Canadian plans:
Discount rate	5.07%	4.59%	5.12%	4.62%
For 2025, the assumed health care trend rates are 6.30 percent and 4.50 percent for the U.S. and Canadian plans, respectively. The rate for participants under age 65 is assumed to decrease to 5.00 percent in 2032 for the U.S. plan and remain at 4.50 percent for the Canadian plan. The health care cost trend rate assumption impacts the amount of the other postretirement benefits obligation and periodic other postretirement benefits cost reported.
The following table sets forth additional information related to our defined benefit pension plans.

	April 30,
	2024	2023
Accumulated benefit obligation for all pension plans	$345.2	$374.6
Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$276.7	$194.6
Fair value of plan assets	205.3	133.1
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$276.7	$198.9
Fair value of plan assets	205.3	133.1
We employ a total return on investment approach for the defined benefit pension plans’ assets. A mix of equity, fixed-income, and alternative investments is used to maximize the long-term rate of return on assets for the level of risk. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, we consider the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. The actual rate of return was a loss of 2.90 percent and 2.30 percent for the years ended April 30, 2024 and 2023, respectively, which excludes administrative and investment expenses.
Based on our improved funded status and the anticipated termination of one of our U.S. qualified defined benefit pension plans, our current investment policy includes a mix of investments that consist of approximately 80 percent fixed-income securities, 10 percent equity securities, and 10 percent cash and cash equivalents.

The following tables summarize the major asset classes for the U.S. and Canadian defined benefit pension plans and the levels within the fair value hierarchy for those assets measured at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2024
Cash and cash equivalents (A)	$28.9	$—	$—	$28.9
Equity securities:
U.S. (B)	5.0	—	—	5.0
International (C)	15.7	—	—	15.7
Fixed-income securities:
Bonds (D)	220.1	—	—	220.1
Other types of investments (E)	—	13.3	—	13.3
Total financial assets measured at fair value	$269.7	$13.3	$—	$283.0
Total financial assets measured at net asset value (F)				—
Total plan assets				$283.0

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2023
Cash and cash equivalents (A)	$30.1	$—	$—	$30.1
Equity securities:
U.S. (B)	2.6	—	—	2.6
International (C)	6.7	—	—	6.7
Fixed-income securities:
Bonds (D)	259.6	—	—	259.6
Other types of investments (E)	—	26.9	—	26.9
Total financial assets measured at fair value	$299.0	$26.9	$—	$325.9
Total financial assets measured at net asset value (F)				—
Total plan assets				$325.9

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
(E)    This category is composed of a real estate fund whereby the underlying investments are contained in the Canadian market and a common collective trust fund investing in direct commercial property funds. The real estate fund and the collective trust fund investing in direct commercial property are classified as Level 2 assets, whereby the underlying securities are valued utilizing quoted market prices for identical securities in active markets and based on the quoted market prices of the underlying investments in the common collective trust, respectively.
(F)    This category was composed of a private equity fund that consisted primarily of limited partnership interests in corporate finance and venture capital funds, as well as a private limited investment partnership. The fair value estimates of the private equity fund and private limited investment partnership were based on the underlying funds’ net asset values. Furthermore, as a practical expedient equivalent to our defined benefit plan’s ownership interest in the partners’ capital, a proportionate share of the net assets was attributed and further corroborated by our review. The private equity fund and private limited investment partnership were non-redeemable, and the return of principal was based on the liquidation of the underlying assets. In accordance with ASU 2015-07, the private equity fund and private limited investment partnership were removed from the total financial assets measured at fair value and disclosed separately.

In 2025, we do not expect to make any contributions to our U.S. qualified defined benefit pension plans, except as required to fund the U.S. defined benefit plan we plan to terminate, which will be equal to the shortfall following the payment of lump sums and purchase of a group annuity contract. The amount of the contribution necessary will be dependent on several factors including asset performance, economic environment, lump sum election percentage, and insurance premium pricing, among others. In addition, the timing of the annuity purchase will be dependent on the timing of the regulatory reviews by the IRS, as well as other plan termination activities. During 2025, we also expect to make direct benefit payments of approximately $8.8. Furthermore, we expect the following payments to be made from the defined benefit pension and other postretirement benefit plans: $162.1 in 2025, $23.2 in 2026, $22.6 in 2027, $22.3 in 2028, $21.9 in 2029, and $112.0 in 2030 through 2034.
Multi-Employer Pension Plan: We participate in one multi-employer pension plan, the Bakery and Confectionery Union and Industry International Pension Fund (“Bakery and Confectionery Union Fund”) (52-6118572), which provides defined benefits to certain union employees. During 2024 and 2023, a total of $2.9 and $2.0 was contributed to the plan, respectively, and we anticipate contributions of $2.8 in 2025.
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
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year-end, not our fiscal year-end. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. During calendar year 2023, the Bakery and Confectionery Union Fund was in Red Zone status, as the current funding status was 48.50 percent. A funding improvement plan, or rehabilitation plan, has been implemented.

The American Rescue Plan Act (the “ARPA”), signed into law on March 11, 2021, established a special financial assistance program for financially troubled multi-employer pension plans. Under the ARPA, eligible multi-employer plans can apply to receive a cash payment in an amount projected by the Pension Benefit Guaranty Corporation (“PBGC”) to pay pension benefits through the plan year ending 2051. On March 1, 2023, the Bakery and Confectionery Union Fund applied for assistance under the ARPA program. After working directly with the PBGC to review and revise assumptions, the Bakery and Confectionary Union Fund submitted a revised application for assistance on February 21, 2024.
Note 10: Derivative Financial Instruments
We are exposed to market risks, such as changes in commodity prices, foreign currency exchange rates, and interest rates. To manage the volatility related to these exposures, we enter into various derivative transactions. We have policies in place that define acceptable instrument types we may enter into and establish controls to limit our market risk exposure. By policy, we do not enter into derivative transactions for speculative purposes.
Commodity Derivatives: We enter into commodity derivatives to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, soybean meal, wheat, corn, and edible oils. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
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
Equity Forward Derivative: During the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. We did not qualify the forward sale derivative contract for hedge accounting treatment, and as a result, derivative gains and losses associated with the economic hedge were immediately recognized in earnings within other income (expense) – net in the Statement of Consolidated Income, netting with the change in fair value of the underlying shares. All 5.4 million shares of Post common stock were hedged and later settled on November 15, 2023, for $466.3, resulting in a pre-tax gain of $5.4 during the year ended April 30, 2024. For additional information, see Note 3: Divestitures.

The following table presents the gross notional value of outstanding derivative contracts.

	Year Ended April 30,
	2024	2023
Commodity contracts	$787.7	$448.1
Foreign currency exchange contracts	98.6	98.1
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Consolidated Balance     Sheets.

	April 30, 2024
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$35.8	$9.3	$—	$0.1
Foreign currency exchange contracts	1.9	0.1	—	—
Total derivative instruments	$37.7	$9.4	$—	$0.1

	April 30, 2023
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$18.1	$14.7	$—	$—
Foreign currency exchange contracts	1.4	0.1	—	—
Total derivative instruments	$19.5	$14.8	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral received of $1.9 and collateral pledged of $17.0 at April 30, 2024 and 2023, respectively, and are included in other current assets in the Consolidated Balance Sheets. The change in the cash margin accounts is included in other – net, investing activities in the Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Statements of Consolidated Cash Flows.
Economic Hedges

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Year Ended April 30,
	2024	2023	2022
Derivative gains (losses) on commodity contracts	$26.1	$(6.1)	$74.1
Derivative gains (losses) on foreign currency exchange contracts	1.5	4.4	4.2
Total derivative gains (losses) recognized in cost of products sold	$27.6	$(1.7)	$78.3
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

	Year Ended April 30,
	2024	2023	2022
Net derivative gains (losses) recognized and classified as unallocated	$27.6	$(1.7)	$78.3
Less: Net derivative gains (losses) reclassified to segment operating profit	20.9	19.7	101.7
Change in net cumulative unallocated derivative gains and losses	$6.7	$(21.4)	$(23.4)
The net cumulative unallocated derivative gains were $22.6 and $15.9 at April 30, 2024 and 2023, respectively.
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
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Year Ended April 30,
	2024	2023	2022
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(13.6)	(13.5)	(13.7)
Less: Gains (losses) reclassified from accumulated other comprehensive income to other (expense) – net (B)	—	—	0.6
Change in accumulated other comprehensive income (loss)	$13.6	$13.5	$13.1
(A)Interest expense – net, as presented in the Statements of Consolidated Income, was $264.3, $152.0, and $160.9 in 2024, 2023, and 2022, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.
(B)Other income (expense) – net, as presented in the Statements of Consolidated Income, was $25.6, $14.7, and $19.1 in 2024, 2023, and 2022, respectively. The reclassification is related to the debt extinguishment during 2022, as discussed in Note 8: Debt and Financing Arrangements.

Included as a component of accumulated other comprehensive income (loss) at April 30, 2024 and 2023, were deferred net pre-tax losses of $187.1 and $200.7, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $44.0 and $47.1 at April 30, 2024 and 2023, respectively. Approximately $13.6 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	April 30, 2024		April 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$22.1	$22.1	$24.0	$24.0
Derivative financial instruments – net	28.2	28.2	4.7	4.7
Investment in equity securities	—	—	487.8	487.8
Total long-term debt	(7,773.0)	(7,652.9)	(4,314.2)	(3,879.1)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2024
Marketable securities and other investments: (A)
Equity mutual funds	$4.5	$—	$—	$4.5
Municipal obligations	—	17.2	—	17.2
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	26.7	(0.3)	—	26.4
Foreign currency exchange contracts – net	0.5	1.3	—	1.8
Total long-term debt (D)	(7,652.9)	—	—	(7,652.9)
Total financial instruments measured at fair value	$(7,620.8)	$18.2	$—	$(7,602.6)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2023
Marketable securities and other investments: (A)
Equity mutual funds	$5.0	$—	$—	$5.0
Municipal obligations	—	18.6	—	18.6
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	2.7	0.7	—	3.4
Foreign currency exchange contracts – net	0.2	1.1	—	1.3
Investment in equity securities (C)	487.8	—	—	487.8
Total long-term debt (D)	(3,879.1)	—	—	(3,879.1)
Total financial instruments measured at fair value	$(3,383.0)	$20.4	$—	$(3,362.6)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of April 30, 2024, our municipal obligations are scheduled to mature as follows: $1.5 in 2025, $0.8 in 2026, $3.8 in 2027, $0.4 in 2028, $3.4 in 2029, and the remaining $7.3 in 2030 and beyond. For additional information, see Marketable Securities and Other Investments in Note 1: Accounting Policies.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. For additional information, see Note 10: Derivative Financial Instruments.
(C)The market approach is utilized to measure the fair value of equity securities. The investment in equity securities represented our equity interest in Post of approximately 8 percent as of April 30, 2023, which was valued using the trading value of Post common stock. The investment in equity securities was valued at $460.9 on the settlement date. As a result, we recognized a realized pre-tax loss of $30.7 on the investment, of which $26.9 and $3.8 was recognized during 2024 and 2023, respectively, and was included in other income (expense) – net in the Statements of Consolidated Income. For additional information, see Investment in Equity Securities in Note 1: Accounting Policies and Note 3: Divestitures.
(D)Long-term debt is composed of public Senior Notes, which are traded in an active secondary market and valued using quoted prices. For additional information, see Note 8: Debt and Financing Arrangements.
During 2024, we recognized a loss on divestiture in our Statement of Consolidated Income related to the divestiture of Sahale Snacks. The pre-tax loss for the divested Sahale Snacks business included the impact of an allocation of $11.5 of goodwill, primarily in the U.S. Retail Frozen Handheld and Spreads segment, which was determined based on a relative fair value analysis. The impact of the goodwill disposed was included in the noncash pre-tax loss on the divestiture in our Statement of Consolidated Income. Furthermore, we acquired Hostess Brands on November 7, 2023, and as a result, the underlying assets acquired and liabilities assumed were adjusted to their estimated fair values at the date of acquisition, which was determined based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management.
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
For additional information, see Note 2: Acquisition, Note 3: Divestitures, and Note 7: Goodwill and Other Intangible Assets.

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
Because the interest rate implicit in the lease cannot be readily determined for the majority of our leases, we utilize our incremental borrowing rate to present value lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate. As of April 30, 2024, we have entered into a lease commitment related to a Canadian corporate office for which the lease has not yet commenced as of that date. The lease will begin during the third quarter of 2025, and upon commencement, we expect to recognize a right-of-use asset and lease liability of approximately $1.9 in the Condensed Consolidated Balance Sheet.
The following table sets forth the right-of-use assets and lease liabilities recognized in the Consolidated Balance Sheets.

	Year Ended April 30,
	2024	2023
Operating lease right-of-use assets	$174.6	$103.0
Operating lease liabilities:
Current operating lease liabilities	$40.5	$33.2
Noncurrent operating lease liabilities	143.5	77.2
Total operating lease liabilities	$184.0	$110.4
Finance lease right-of-use assets:
Machinery and equipment	$18.7	$7.7
Accumulated depreciation	(8.0)	(4.4)
Total property, plant, and equipment	$10.7	$3.3
Finance lease liabilities:
Other current liabilities	$2.8	$1.2
Other noncurrent liabilities	8.3	2.2
Total finance lease liabilities	$11.1	$3.4
The following table summarizes the components of lease expense.

	Year Ended April 30,
	2024	2023	2022
Operating lease cost	$49.7	$42.2	$43.8
Finance lease cost:
Amortization of right-of-use assets	3.4	1.6	2.0
Interest on lease liabilities	0.6	0.1	0.1
Variable lease cost	23.7	24.9	21.6
Short-term lease cost	44.3	44.5	43.5
Total lease cost (A)	$121.7	$113.3	$111.0
(A)Total lease cost does not include sublease income, which is immaterial for all years presented.

The following table sets forth cash flow and noncash information related to leases.

	Year Ended April 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49.2	$44.3	$45.6
Operating cash flows from finance leases	0.5	0.1	0.1
Financing cash flows from finance leases	3.3	1.7	2.1
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	98.4	37.9	7.2
Finance leases	10.9	1.5	1.8
The following table summarizes the maturity of our lease liabilities by fiscal year.

	April 30, 2024
	Operating Leases	Finance Leases
2025	$47.9	$3.2
2026	44.3	2.9
2027	25.6	2.5
2028	17.6	2.3
2029	16.4	0.9
2030 and beyond	60.5	0.5
Total undiscounted minimum lease payments	$212.3	$12.3
Less: Imputed interest	28.3	1.2
Lease liabilities	$184.0	$11.1
The following table sets forth the weighted average remaining lease term and discount rate.

	Year Ended April 30,
	2024	2023
Weighted average remaining lease term (in years):
Operating leases	6.2	4.8
Finance leases	4.3	3.1

Weighted average discount rate:
Operating leases	4.3%	3.3%
Finance leases	4.8%	2.4%

Note 13: Share-Based Payments

We provide for equity-based incentives to be awarded to key employees and non-employee directors. Currently, these incentives consist of restricted shares, restricted stock units (which may also be referred to as deferred stock units), performance units, and stock options. During 2024, 2023, and 2022, these awards were administered through the 2020 Equity and Incentive Compensation Plan (the “2020 Plan”), which was approved by our shareholders in August 2020. The previous 2010 Equity and Incentive Compensation Plan (the “2010 Plan”) expired and the 2020 Plan became effective in November 2020, at which time the common shares remaining available for issuance under the 2010 Plan were transferred to the 2020 Plan. During 2021, awards were administered through the 2010 Plan and the 2020 Plan. Awards under these plans may be in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units, incentive awards, and other share-based awards, and they may be granted to our non-employee directors, consultants, officers, and other employees. Deferred stock units granted to non-employee directors vest immediately and, along with dividends credited on those deferred stock units, are paid out in the form of common shares upon termination of service as a non-employee director. At April 30, 2024, there were 3,740,981 shares available for future issuance under the 2020 Plan.

Under the 2020 Plan, we have the option to settle share-based awards by issuing common shares from treasury, issuing new Company common shares, or issuing a combination of common shares from treasury and new Company common shares.
Stock Options: Under the 2020 Plan, we granted 84,568, 113,970, and 152,971 stock options during 2024, 2023, and 2022, respectively. Stock options granted in 2024, 2023, and 2022 vest ratably over a period of three years. The exercise price of all stock options granted was equal to the market value of the shares on the date of grant, and all stock options granted and outstanding have a contractual term of 10 years.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted:

	2024	2023	2022
Expected volatility	25.0%	25.0%	24.0%
Dividend yield	2.7%	3.1%	2.7%
Risk-free interest rate	3.9%	3.6%	1.0%
Expected life of stock options (years)	6.0	6.0	6.0
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
The following table is a summary of our stock option activity.

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at May 1, 2023	606,478	$121.33
Granted	84,568	153.26
Exercised	(26,434)	120.18
Cancelled	(7,653)	140.62
Outstanding at April 30, 2024	656,959	$125.40
Exercisable at April 30, 2024	476,110	$119.96
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. The total intrinsic value for both stock options outstanding and exercisable was $1.2 at April 30, 2024, with an average remaining contractual term of 5.7 years and 5.8 years, respectively. The total intrinsic value of stock options exercised during 2024, 2023, and 2022 was $0.1, $8.6, and $3.6, respectively. The closing market price of our common stock on the last trading day of 2024 was $114.85 per share. The stock options granted during 2024 have a weighted-average grant date fair value of $33.94 per option.
Compensation cost related to stock options is recognized ratably over the service period from the grant date through the end of the requisite service period. During 2024, 2023, and 2022, we recognized compensation cost of $2.8, $3.1, and $3.0, respectively. The annual tax benefit related to the stock option expense was $0.7 for 2024, 2023, and 2022. As of April 30, 2024, we had unrecognized compensation cost of $2.9 related to the stock options that were granted in 2024, 2023, and 2022.
Cash received from stock option exercises was $3.2, $21.6, and $16.3 for the years ended April 30, 2024, 2023, and 2022, respectively.

Other Equity Awards: The following table is a summary of our restricted shares, deferred stock units, and performance units.

	Restricted Shares and Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share	Performance Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at May 1, 2023	354,724	$126.45	413,890	$126.78
Granted	155,354	143.60	117,312	153.20
Vested	(218,698)	127.36	(74,548)	113.71
Forfeited	(34,623)	108.58	(103,258)	120.31
Outstanding at April 30, 2024	256,757	$138.46	353,396	$140.20
The weighted-average grant date fair value of equity awards other than stock options that vested in 2024, 2023, and 2022 was $36.5, $30.6, and $21.7, respectively. The weighted-average grant date fair value of restricted shares, deferred stock units, and performance units is the average of the high and the low share price on the date of grant. The vesting date fair value of equity awards other than stock options that vested in 2024, 2023, and 2022 was $46.9, $36.2, and $24.0, respectively. The following table summarizes the weighted-average fair values of the equity awards granted.

Year Ended April 30,	Restricted Shares and Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share	Performance Units	Weighted-Average Grant Date Fair Value Per Share
2024	155,354	$143.60	117,312	$153.20
2023	146,290	131.96	130,939	133.01
2022	66,514	135.10	171,907	135.53
The restricted shares and deferred stock units granted in 2024, 2023, and 2022 under our new long-term incentive compensation program vest ratably over three years from the date of grant. The performance units granted in 2024, 2023, and 2022 vest three years from the date of grant and are converted to common shares upon vesting based on the performance achieved during the service period. The performance goal for the performance units is based on adjusted earnings per share and return on invested capital targets. Dividend equivalents are accumulated on the performance units from the date of grant, but participants only receive payment if the awards vest.
Note 14: Income Taxes

The following table sets forth our income (loss) before income taxes.

	Year Ended April 30,
	2024	2023	2022
Domestic	$975.8	$(23.6)	$806.0
Foreign	20.6	14.4	37.8
Income (loss) before income taxes	$996.4	$(9.2)	$843.8

The following table summarizes the components of the provision for income taxes.

	Year Ended April 30,
	2024	2023	2022
Current:
Federal	$234.1	$217.9	$201.8
Foreign	10.1	5.4	9.2
State and local	48.7	49.5	39.0
Deferred:
Federal	(35.7)	(158.5)	(48.1)
Foreign	(2.3)	(1.0)	0.3
State and local	(2.5)	(31.2)	9.9
Total income tax expense	$252.4	$82.1	$212.1

The following table sets forth a reconciliation of the statutory federal income tax rate and the effective income tax rate.

	Year Ended April 30,
(Percent of pre-tax income)	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Acquisition of Hostess Brands	1.3	—	—
Sale of certain pet food brands	—	(776.4)	—
State and local income taxes	2.9	(157.7)	2.6
Deferred tax expense from internal restructuring	—	—	2.0
Other items – net	0.1	20.7	(0.5)
Effective income tax rate	25.3%	(892.4)%	25.1%
Income taxes paid	$316.5	$254.8	$233.0
The income tax expense of $252.4 for 2024 includes unfavorable permanent and deferred tax impacts associated with the acquisition of Hostess Brands. The income tax expense of $82.1 for 2023 includes unfavorable permanent tax impacts associated with the sale of certain pet food brands. The income tax expense of $212.1 for 2022 includes unfavorable deferred tax impacts of an internal legal entity simplification.

We are a voluntary participant in the Compliance Assurance Process (“CAP”) program offered by the IRS and are currently under a CAP examination for the tax years ended April 30, 2023, April 30, 2024, and April 30, 2025. During 2024, the IRS concluded the CAP examinations for the 2019 through 2022 tax years. The tax years prior to 2020 are no longer subject to U.S. federal tax examination under the statute of limitations. With limited exceptions, we are no longer subject to examination for state, local, and foreign jurisdictions for the tax years prior to 2020.
As part of the acquisition of Hostess Brands, we assumed a tax receivable agreement payable to C. Dean Metropoulos and entities under his control. Subsequent to the acquisition, we terminated all future payments under the tax receivable agreement in exchange for a cash payment of $86.4, which was included within financing activities in the Statement of Consolidated Cash Flows for the year ended April 30, 2024.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The following table summarizes significant components of our deferred tax assets and liabilities.

	April 30,
	2024	2023
Deferred tax liabilities:
Intangible assets	$1,683.9	$1,119.9
Property, plant, and equipment	276.9	192.0
Leases	33.8	15.6
Other	22.6	8.2
Total deferred tax liabilities	$2,017.2	$1,335.7
Deferred tax assets:
Post-employment and other employee benefits	$69.1	$75.1
Tax credit and loss carryforwards	27.7	26.1
Intangible assets	40.7	19.0
Hedging transactions	49.9	46.9
Leases	36.3	17.5
Other	82.3	38.2
Total deferred tax assets	$306.0	$222.8
Valuation allowance	(26.2)	(26.0)
Total deferred tax assets, less allowance	$279.8	$196.8
Net deferred tax liability	$1,737.4	$1,138.9

We evaluate the realizability of deferred tax assets for each of the jurisdictions in which we operate. The total valuation allowance increased by an immaterial amount during the year.
As of April 30, 2024, we have determined that a portion of our undistributed earnings, in Canada, is not permanently reinvested, resulting in the recognition of an immaterial deferred tax liability. Deferred income taxes have not been provided on approximately $31.9 of the unremitted earnings of our foreign subsidiaries, primarily Canada, that are determined to be permanently reinvested, the tax effects of which are immaterial.
Our unrecognized tax benefits were $4.6, $5.3, and $6.5, of which $3.7, $4.2, and $5.1 would affect the effective income tax rate, if recognized, as of April 30, 2024, 2023, and 2022, respectively.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $1.6, primarily as a result of the expiration of statute of limitation periods.
The following table sets forth a reconciliation of our unrecognized tax benefits.

	2024	2023	2022
Balance at May 1,	$5.3	$6.5	$10.2
Increases:
Current year tax positions	—	—	0.1
Prior year tax positions	—	—	0.2
Acquired business	1.3	—	—
Decreases:
Expiration of statute of limitations periods	2.0	1.2	4.0
Prior year tax positions	—	—	—
Balance at April 30,	$4.6	$5.3	$6.5

Note 15: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income (loss), are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2021	$(9.0)	$(174.8)	$(97.3)	$3.7	$(277.4)
Reclassification adjustments	—	13.1	17.6	—	30.7
Current period credit (charge)	(12.1)	—	38.1	(2.5)	23.5
Income tax benefit (expense)	—	(2.2)	(12.6)	0.6	(14.2)
Balance at April 30, 2022	$(21.1)	$(163.9)	$(54.2)	$1.8	$(237.4)
Reclassification adjustments	—	13.5	10.3	—	23.8
Current period credit (charge)	(13.2)	—	(7.9)	(0.6)	(21.7)
Income tax benefit (expense)	—	(3.2)	(0.9)	0.2	(3.9)
Balance at April 30, 2023	$(34.3)	$(153.6)	$(52.7)	$1.4	$(239.2)
Reclassification adjustments	—	13.6	0.3	—	13.9
Current period credit (charge)	(4.9)	—	(1.3)	(0.4)	(6.6)
Income tax benefit (expense)	—	(3.1)	0.3	0.1	(2.7)
Balance at April 30, 2024	$(39.2)	$(143.1)	$(53.4)	$1.1	$(234.6)
(A)The reclassification from accumulated other comprehensive income (loss) is primarily composed of deferred gains (losses) related to terminated interest rate contracts which were reclassified to interest expense – net. For additional information, see Note 10: Derivative Financial Instruments.

(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement and curtailment activity and amortization of net losses and prior service costs. For additional information, see Note 9: Pensions and Other Postretirement Benefits.
Note 16: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2024. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2024, and the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.

Product Recall: In May 2022, we initiated a voluntary recall of select Jif peanut butter products produced at our Lexington, Kentucky facility and sold primarily in the U.S., due to potential salmonella contamination. At that time, we also suspended the manufacturing of Jif peanut butter products at the Lexington facility. We partnered with retailers to restock Jif peanut butter products and returned to normal levels by the end of 2023. During 2023 and 2022, we recognized total direct costs associated with the recall of approximately $120.0, net of insurance recoveries, related to customer returns, fees, unsaleable inventory, and other product recall-related costs, primarily within our U.S. Retail Frozen Handheld and Spreads segment. There were no significant direct costs recognized during 2024.

Further, the FDA issued a Warning Letter on January 24, 2023, following an inspection of our Lexington facility completed in June 2022 in connection with the Jif voluntary recall, identifying concerns regarding certain practices and controls at the facility. We responded to the Warning Letter with a detailed explanation of our food safety plan and extensive verification activities to prevent contamination in Jif peanut butter products. In addition, we strengthened our already stringent quality processes. The FDA delivered its Establishment Inspection Report concluding the June 2022 inspection in March 2024. Although the FDA has concluded its inspection, other agencies may nonetheless conclude that certain practices or controls were not in compliance with the FDCA or other laws. Any potential regulatory action based on such an agency conclusion could result in the imposition of injunctive terms and monetary payments that could have a material adverse effect on our business, reputation, brand, results of operations, and financial performance, as well as affect ongoing consumer litigation associated with the voluntary recall of Jif peanut butter products. The outcome and financial impact of the ongoing consumer litigation or any potential regulatory action associated with the Jif voluntary recall cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2024, and the likelihood of loss is not considered probable or reasonably estimable.

Voortman Contingency: In December 2020, Hostess Brands asserted claims for indemnification against the Sellers under the terms of the Purchase Agreement pursuant to which Hostess Brands acquired Voortman. The claims were for damages arising out of alleged breaches by the Sellers of certain representations, warranties, and covenants contained in the Purchase Agreement relating to periods prior to the closing of the acquisition. Hostess Brands also submitted claims relating to these alleged breaches under the RWI that was purchased in connection with the acquisition. In the third quarter of calendar 2022, the RWI insurers paid Hostess Brands $42.5 CAD (the RWI coverage limit) related to these breaches. Per agreement with the RWI insurers, we will not be required to return the Proceeds under any circumstances.

On November 3, 2022, pursuant to the agreement with the RWI insurers, Voortman brought the Claim, related to the breaches against certain of the Sellers. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce Hostess Brands to overpay for Voortman. We are seeking damages of $109.0 CAD representing the amount of the aggregate liability of the Sellers for indemnification under the Purchase Agreement, $5.0 CAD in punitive or aggravated damages, interest, proceedings fees, and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although we believe that the Claim is meritorious, no assurance can be given as to whether we will recover all, or any part, of the amounts being pursued.
Note 17: Common Shares
Voting: The Amended Articles of Incorporation provide that each holder of a common share outstanding is entitled to one vote on each matter submitted to a vote of the shareholders.

Repurchase Program: On March 2, 2023, we entered into the 10b5-1 Plan established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. In 2024, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase as of April 30, 2024. In accordance with the Inflation Reduction Act, a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024, and included within additional capital in our Consolidated Balance Sheet.

In 2023, we repurchased approximately 2.4 million common shares for $358.0 pursuant to the authorizations of the Board and an excise tax of $3.6 was accrued on the repurchased shares. All other share repurchases during 2024 and 2023 consisted of shares repurchased from stock plan recipients in lieu of cash payments.

Shares Issued: On November 7, 2023, we acquired Hostess Brands, and as a result, we issued approximately 4.0 million common shares valued at $450.2 in exchange for the outstanding shares of Hostess Brands common stock to partially fund the acquisition of Hostess Brands. The shares issued were based on each outstanding share of Hostess Brands common stock receiving $30.00 per share in cash and 0.03002 shares of our common shares, which represented a value of $4.25 based on the closing stock price of our common shares on September 8, 2023, the last trading day preceding September 11, 2023, the date on which the execution of the Hostess Brands merger agreement was publicly announced. For additional information on the acquisition of Hostess Brands, see Note 2: Acquisition.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2024 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls: There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

On November 7, 2023, we acquired Hostess Brands, as discussed in Note 2: Acquisition in Part II, Item 8 in this Annual Report on Form 10-K. As part of the purchase price allocation process, procedures were performed to validate the assets acquired and liabilities assumed, including existence testing and a preliminary valuation of the tangible and intangible assets acquired. We are currently integrating Hostess Brands into our operations and internal control processes, and as permitted by the SEC rules and regulations for newly acquired businesses, we have excluded Hostess Brands from our assessment of the effectiveness of our internal controls over financial reporting of April 30, 2024. Hostess Brands constituted $6,267.1 of our consolidated total assets as of April 30, 2024. For the year then ended, Hostess Brands net sales was $637.3 and operating income was $73.4, which excludes special project costs recognized within the segment. Hostess Brands will be included in management’s evaluation of internal control over financial reporting as of April 30, 2025.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are included on pages 49 and 50 of this Annual Report on Form 10-K, respectively.
Item 9B.    Other Information.
(c) Trading Plans

During 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2024. The information required by this Item as to the executive officers of the Company is incorporated herein by reference to Part I, Item 1 in this Annual Report on Form 10-K.
The information required by this Item as to the Company’s Insider Trading and Disclosure Policy is incorporated herein by reference to the information set forth under the caption “Description of Compensation Policies and Agreements with Executive Officers – Insider Trading Arrangements and Policies” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2024.
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
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2024.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Corporate Governance” and “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2024.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2024.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

(a)(2)	See the Index to Financial Statements on page 48 of this Annual Report on Form 10-K.
Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or notes thereto.
(a)(3)	Exhibits:
The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger by and among The J.M. Smucker Company, Hostess Brands, Inc. and SSF Holdings, Inc. dated as of September 10, 2023
3.1	Amended Articles of Incorporation of The J. M. Smucker Company
3.2	Amended Regulations of the J. M. Smucker Company (as Amended January 20, 2023)
4.1	Description of Capital Stock
4.2	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee
4.3	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.4	Second Supplemental Indenture, dated as of December 7, 2017, between the Company and U.S. Bank National Association, as trustee
4.5	Third Supplemental Indenture, dated as of March 9, 2020, between the Company and U.S. Bank National Association.
4.6	Fourth Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association
4.7	Fifth Supplemental Indenture, dated as of October 25, 2023, between the Company and U.S. Bank Trust Company, N.A. (as successor to U.S. Bank N.A.)
4.8	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among the administrative agents and other parties identified therein
10.1	Nonemployee Director Stock Plan dated January 1, 1997*
10.2	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*
10.3	Amendment No. 1 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of June 17, 2020*
10.4	Amendment No. 2 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of June 26, 2023*
10.5	The J. M. Smucker Company Voluntary Deferred Compensation Plan, Amended and Restated as of December 1, 2012*
10.6	Amendment No. 1 to The J. M. Smucker Company Voluntary Deferred Compensation Plan, dated as of June 17, 2020*
10.7	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006*
10.8	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.9	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.10	The J. M. Smucker Company 2020 Equity and Incentive Compensation Plan*
10.11	Form of Special One-Time Grant of Restricted Stock Agreement*
10.12	Form of Restricted Stock Agreement*
10.13	Form of Special One-Time Grant of Restricted Stock Agreement*
10.14	Form of Special One-Time Grant of Deferred Stock Units Agreement*

Exhibit Number	Exhibit Description
10.15	Form of Performance Units Agreement*
10.16	Form of Restricted Stock Agreement*
10.17	Form of Deferred Stock Units Agreement*
10.18	Form of Deferred Stock Units Agreement*
10.19	Form of Restricted Stock Agreement*
10.20	Form of Deferred Stock Units Agreement*
10.21	Form of Performance Units Agreement*
10.22	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.23	Form of Special One-Time Grant of Restricted Stock Agreement (4-year Cliff Vest)*
10.24	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.25	Form of Special One-Time Grant of Restricted Stock Agreement (Age 60 Vest)*
10.26	Form of Performance Units Agreement*
10.27	Form of Nonstatutory Stock Option Agreement*
10.28	Form of Nonstatutory Stock Option Agreement*
10.29	Form of Nonstatutory Stock Option Agreement*
10.30	Form of Nonstatutory Stock Option Agreement between the Company and the Optionee (three-year vesting)*
10.31	Form of Deferred Stock Unit Agreement*
10.32	Form of Nonstatutory Stock Option Agreement*
10.33	Form of Performance Units Agreement*
10.34	Form of Restricted Stock Agreement*
10.35	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.36	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.37	Form of Nonstatutory Stock Option Agreement*
10.38	Form of Special One-Time Grant of Restricted Stock Agreement (1-year Cliff Vest)*
10.39	Form of Special One-Time Grant of Restricted Stock Agreement (2-year Ratable Vest)*
10.40	Form of Restricted Stock Agreement (2-Year Ratable Vest)*
10.41	Form of Deferred Stock Unit Agreement*
10.42	Form of Restricted Stock Agreement (3-Year Ratable Vest)*
10.43	Employment Offer, dated February 28, 2020, between the Company and John P. Brase*
10.44	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007)*
10.45	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014)*
10.46	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2021)*
10.47	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, Restated Effective May 1, 2015*
10.48	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*
10.49	Amendment No. 2 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of May 1, 2017*
10.50	Amendment No. 3 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of June 17, 2020*
10.51	The J. M. Smucker Company Restoration Plan, Amended and Restated Effective January 1, 2013*
10.52	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015*
10.53	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*
10.54	Amendment No. 3 to The J. M. Smucker Company Restoration Plan, dated as of January 1, 2017*

Exhibit Number	Exhibit Description
10.55	Amendment No. 4 to The J. M. Smucker Company Restoration Plan, dated as of June 17, 2020*
10.56	The J. M. Smucker Company Executive Severance Plan.
10.57	Form of Amended and Restated Change in Control Severance Agreement between the Company and the Officer party thereto*
10.58	Form of Indemnity Agreement between the Company and the Officer party thereto*
10.59	The J. M. Smucker Company 1998 Equity and Performance Incentive Plan (Amended and Restated Effective June 6, 2005)*
10.60	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008
10.61
Revolving Credit Agreement, dated as of August 19, 2021, by and among The J.M. Smucker Company, Smucker Foods of Canada Corp., Bank of America, N.A., as Administrative Agent, and the several financial institutions and U.S. subsidiaries of the Company from time to time party thereto

10.62	Amendment No. 1 to the Revolving Credit Agreement, dated as of April 20, 2023*
10.63	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
10.64	Term Loan Credit Agreement, dated as of September 27, 2023, among the Company, as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto
19	The J. M. Smucker Company Insider Trading and Disclosure Policy
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
97	The J. M. Smucker Company Clawback of Incentive Compensation Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended April 30, 2024, formatted in Inline XBRL

* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 18, 2024	The J. M. Smucker Company

/s/ Tucker H. Marshall
	By:	Tucker H. Marshall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Mark T. Smucker	Chair of the Board, President, and Chief Executive Officer (Principal Executive Officer)	June 18, 2024
*
Tucker H. Marshall	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 18, 2024
*
Mercedes Abramo	Director	June 18, 2024
*
Tarang P. Amin	Director	June 18, 2024
*
Susan E. Chapman-Hughes	Director	June 18, 2024
*
Jay L. Henderson	Director	June 18, 2024
*
Jonathan E. Johnson III	Director	June 18, 2024
*
Kirk L. Perry	Director	June 18, 2024
*
Alex Shumate	Director	June 18, 2024
*
Jodi L. Taylor	Director	June 18, 2024
*
Dawn C. Willoughby	Director	June 18, 2024

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 18, 2024		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen Attorney-in-Fact