Form 10-Q
period 2024-07-31
J M SMUCKER Co
filed 2024-08-28
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 106,406,222 common shares outstanding on August 21, 2024.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2024	2023
Net sales	$2,125.1	$1,805.2
Cost of products sold (A)	1,327.9	1,150.4
Gross Profit	797.2	654.8
Selling, distribution, and administrative expenses	390.1	313.6
Amortization	56.0	39.8
Other special project costs (A)	7.1	—
Other operating expense (income) – net	(5.5)	(2.1)
Operating Income	349.5	303.5
Interest expense – net	(100.4)	(32.1)
Other income (expense) – net	(3.1)	(33.0)
Income Before Income Taxes	246.0	238.4
Income tax expense	61.0	54.8
Net Income	$185.0	$183.6
Earnings per common share:
Net Income	$1.74	$1.79
Net Income – Assuming Dilution	$1.74	$1.79
(A)Includes certain divestiture, acquisition, integration, and restructuring costs (“special project costs”). For more information, see Note 5: Special Project Costs and Note 6: Reportable Segments.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2024	2023
Net income	$185.0	$183.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.6)	7.4
Cash flow hedging derivative activity, net of tax	2.6	2.6
Pension and other postretirement benefit plans activity, net of tax	0.4	0.4
Available-for-sale securities activity, net of tax	—	(0.2)
Total Other Comprehensive Income	2.4	10.2
Comprehensive Income	$187.4	$193.8
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	July 31, 2024	April 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$39.5	$62.0
Trade receivables – net	734.9	736.5
Inventories:
Finished products	666.1	639.4
Raw materials	471.7	399.5
Total Inventory	1,137.8	1,038.9
Other current assets	168.9	129.5
Total Current Assets	2,081.1	1,966.9
Property, Plant, and Equipment
Land and land improvements	152.4	152.4
Buildings and fixtures	1,299.1	1,174.9
Machinery and equipment	2,982.7	2,933.7
Construction in progress	833.9	911.7
Gross Property, Plant, and Equipment	5,268.1	5,172.7
Accumulated depreciation	(2,172.8)	(2,100.0)
Total Property, Plant, and Equipment	3,095.3	3,072.7
Other Noncurrent Assets
Operating lease right-of-use assets	164.5	174.6
Goodwill	7,649.5	7,649.9
Other intangible assets – net	7,199.6	7,255.4
Other noncurrent assets	158.2	154.2
Total Other Noncurrent Assets	15,171.8	15,234.1
Total Assets	$20,348.2	$20,273.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,244.1	$1,336.2
Accrued trade marketing and merchandising	202.0	214.3
Current portion of long-term debt	999.5	999.3
Short-term borrowings	697.0	591.0
Other current liabilities	621.4	620.3
Total Current Liabilities	3,764.0	3,761.1
Noncurrent Liabilities
Long-term debt, less current portion	6,775.3	6,773.7
Deferred income taxes	1,740.8	1,737.4
Noncurrent operating lease liabilities	133.8	143.5
Other noncurrent liabilities	164.8	164.1
Total Noncurrent Liabilities	8,814.7	8,818.7
Total Liabilities	12,578.7	12,579.8
Shareholders’ Equity
Common shares	26.6	26.5
Additional capital	5,715.2	5,713.9
Retained income	2,259.9	2,188.1
Accumulated other comprehensive income (loss)	(232.2)	(234.6)
Total Shareholders’ Equity	7,769.5	7,693.9
Total Liabilities and Shareholders’ Equity	$20,348.2	$20,273.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2024	2023
Operating Activities
Net income	$185.0	$183.6
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation	73.0	50.2
Amortization	56.0	39.8
Pension settlement loss (gain)	—	3.2
Unrealized loss on investment in equity securities – net	—	27.4
Share-based compensation expense	8.9	5.1
Deferred income tax expense (benefit)	2.6	(8.9)
Other noncash adjustments – net	15.1	4.8
Changes in assets and liabilities, net of effect from acquisition and divestitures:
Trade receivables	1.6	6.1
Inventories	(99.0)	(81.4)
Other current assets	2.6	(4.8)
Accounts payable	(61.5)	(43.8)
Accrued liabilities	(60.9)	(7.7)
Income and other taxes	54.9	57.3
Other – net	(5.4)	(13.0)
Net Cash Provided by (Used for) Operating Activities	172.9	217.9
Investing Activities
Additions to property, plant, and equipment	(123.7)	(150.3)
Other – net	(48.7)	(1.6)
Net Cash Provided by (Used for) Investing Activities	(172.4)	(151.9)
Financing Activities
Short-term borrowings (repayments) – net	96.2	—
Quarterly dividends paid	(112.1)	(105.2)
Purchase of treasury shares	(2.6)	(372.0)
Other – net	(4.5)	(4.1)
Net Cash Provided by (Used for) Financing Activities	(23.0)	(481.3)
Effect of exchange rate changes on cash	—	0.6
Net increase (decrease) in cash and cash equivalents	(22.5)	(414.7)
Cash and cash equivalents at beginning of period	62.0	655.8
Cash and Cash Equivalents at End of Period	$39.5	$241.1
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31, 2024
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2024	106,194,281	$26.5	$5,713.9	$2,188.1	$(234.6)	$7,693.9
Net income				185.0		185.0
Other comprehensive income (loss)					2.4	2.4
Comprehensive income						187.4
Purchase of treasury shares	(22,748)	—	(3.2)	0.6		(2.6)
Stock plans	236,997	0.1	4.5	0.8		5.4
Cash dividends declared, $1.08 per common share				(114.6)		(114.6)
Balance at July 31, 2024	106,408,530	$26.6	$5,715.2	$2,259.9	$(232.2)	$7,769.5

	Three Months Ended July 31, 2023
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2023	104,398,618	$26.1	$5,371.8	$2,132.1	$(239.2)	$7,290.8
Net income				183.6		183.6
Other comprehensive income (loss)					10.2	10.2
Comprehensive income						193.8
Purchase of treasury shares	(2,410,863)	(0.6)	(132.1)	(242.9)		(375.6)
Stock plans	144,918	—	2.4	(1.1)		1.3
Cash dividends declared, $1.06 per common share				(106.9)		(106.9)
Balance at July 31, 2023	102,132,673	$25.5	$5,242.1	$1,964.8	$(229.0)	$7,003.4
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
Operating results for the three months ended July 31, 2024, are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2024.
Note 2: Recently Issued Accounting Standards
In March 2024, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules will require the disclosure of significant effects of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, in the audited financial statements in certain circumstances. Disclosure of the actual and potential material impacts of any identified climate-related risks on the registrant’s strategy, business model, and outlook will also be required, along with the process used to identify, assess, and manage these risks. In addition, the rules require disclosure of material climate-related targets or goals, material Scope 1 and Scope 2 greenhouse gas emissions, and the methodology used to calculate those emissions. In April 2024, the SEC stayed implementation of the final rule pending the outcome of a judicial review; however, we do not anticipate any impact to our financial statements upon adoption and continue to evaluate the impacts on our disclosures.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 will improve the transparency and decision usefulness of income tax disclosures to better assess how operations and related tax risks affect tax rates and future cash flows on an interim and annual basis. It will be effective for us on May 1, 2025, and can be adopted either on a prospective or retrospective basis. We do not anticipate any impact to our financial statements upon adoption and are currently evaluating the impacts of the standard on our disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. It will be effective for our annual period beginning May 1, 2024, and interim periods beginning May 1, 2025, with the option to early adopt at any time prior to the effective dates and will require adoption on a retrospective basis. We do not anticipate any impact to our financial statements upon adoption and are currently evaluating the impacts of the standard on our disclosures.
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
The purchase price included the issuance of approximately 4.0 million of our common shares to Hostess Brands’ shareholders, valued at $450.2, as discussed in Note 16: Common Shares. In addition, we paid $3.9 billion in cash, net of cash acquired, and assumed $991.0 of debt from Hostess Brands and $67.8 of an other debt-like item, reflecting consideration transferred for the cash payment of Hostess Brands’ employee equity awards. New debt of $5.0 billion was borrowed, consisting of $3.5 billion in Senior Notes, an $800.0 senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”), and $700.0 of short-term borrowings under our commercial paper program to partially fund the transaction and pay off the debt assumed as part of the acquisition. For additional information on the financing associated with this transaction, refer to Note 8: Debt and Financing Arrangements.
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
The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Hostess Brands operations, including $333.7 in net sales and $50.8 in operating income, are included within the Sweet Baked Snacks segment for the three months ended July 31, 2024. The operating income for the three months ended July 31, 2024, excludes special project costs related to transaction and integration costs recognized within the segment.
The purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition on a provisional basis. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, and, as such, the excess was allocated to goodwill.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

Assets acquired:
Cash and cash equivalents	$135.0
Trade receivables – net	181.1
Inventories	66.0
Other current assets	6.0
Property, plant, and equipment – net	534.5
Operating lease right-of-use assets	17.2
Goodwill	2,447.1
Other intangible assets – net	3,038.6
Other noncurrent assets	43.2
Total assets acquired	$6,468.7
Liabilities assumed:
Accounts payable	$67.3
Other current liabilities	249.3
Deferred income taxes	639.4
Noncurrent operating lease liabilities	14.5
Other noncurrent liabilities	1.4
Total liabilities assumed	971.9
Net assets acquired	$5,496.8
Certain estimated fair values for the acquisition, including goodwill and income taxes, are not yet finalized. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values at the date of the acquisition during the one-year measurement period, as permitted under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations.
As a result of the acquisition, we recognized a total of $2.4 billion of goodwill within the Sweet Baked Snacks segment. Of the total goodwill, $196.6 was deductible for tax purposes at the acquisition date, of which $181.3 remains deductible as of July 31, 2024. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities as we integrate Hostess Brands into our Company. The goodwill and indefinite-lived trademarks resulting from the acquisition are susceptible to future impairment charges. Any significant change in our near or long-term projections or macroeconomic conditions may result in future impairment charges as the carrying values of goodwill and indefinite-lived trademarks approximate estimated fair values.

The following table summarizes the purchase price allocated to the identifiable intangible assets acquired.

Intangible assets with finite lives:
Customer and contractual relationships (25-year useful life)	$1,238.5
Non-competition agreements (varying useful lives)	38.0
Trademarks (5-year useful life)	9.9
Intangible assets with indefinite lives:
Trademarks	$1,752.2
Total intangible assets	$3,038.6
The annual amortization expense for the finite-lived intangible assets based on the purchase price allocation is $71.6.
Hostess Brands’ results of operations are included in our condensed consolidated financial statements from the date of the transaction within our Sweet Baked Snacks segment. If the transaction had occurred on May 1, 2022, unaudited pro forma consolidated results for the three months ended July 31, 2023, would have been as follows:

Three Months Ended July 31, 2023
Net sales	$2,159.8
Net income	162.5
Net income per common share – assuming dilution	$1.52
The unaudited pro forma consolidated results are based on our historical financial statements and those of Hostess Brands and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented. The most significant pro forma adjustments relate to interest expense associated with acquisition-related financing, the elimination of nonrecurring acquisition-related costs incurred prior to the close of the transaction, amortization of acquired intangible assets, and depreciation of acquired property, plant, and equipment. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.
Note 4: Divestitures
On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods, Inc. (“TreeHouse Foods”). The transaction included Bick’s® pickles, Habitant® pickled beets, Woodman’s® horseradish, and McLarens® pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8 in 2024, which were included in the International operating segment. Final net proceeds from the divestiture were $25.3, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $5.7 during the third quarter of 2024.
On November 1, 2023, we sold the Sahale Snacks® business to Second Nature Brands (“Second Nature”). The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1 in 2024, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $31.6, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $6.7 during the third quarter of 2024.
On April 28, 2023, we sold certain pet food brands to Post Holdings, Inc. (“Post”). The transaction included the Rachael Ray® Nutrish®, 9Lives®, Kibbles ’n Bits®, Nature’s Recipe®, and Gravy Train® brands, as well as the private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during 2023. During the first half of 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during the first quarter of 2024, we entered into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were settled for $466.3 under the equity forward contract on November 15, 2023. For additional information, see Note 10: Derivative Financial Instruments.

Note 5: Special Project Costs
Special project costs consist primarily of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, and restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs are generally recognized when deemed probable and reasonably estimable, retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with divestiture, acquisition, integration, and restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These special project costs are reported in cost of products sold and other special project costs in the Condensed Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Divestiture Costs: Total divestiture costs related to the divested Sahale Snacks and Canada condiment businesses are anticipated to be approximately $6.0, consisting primarily of employee-related and lease termination costs, all of which are expected to be cash charges. The majority of these costs were recognized in 2024, and the remainder are expected to be recognized during the first half of 2025. We incurred divestiture costs of $0.3 during the three months ended July 31, 2024, primarily consisting of employee-related costs. Total divestiture costs incurred to date were $5.8, which included $4.2 and $1.6 of employee-related and other transition and termination costs, respectively. The obligation related to severance and retention bonuses was $0.8 and $2.5 at July 31, 2024 and April 30, 2024, respectively.
Furthermore, we identified opportunities to address certain distribution inefficiencies, as a result of the divestiture of certain pet food brands. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026, with approximately half of the costs expected to be recognized in 2025. We incurred $0.1 of other transition and termination costs during the three months ended July 31, 2024. For additional information, see Note 4: Divestitures.
Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $210.0 and include transaction costs, employee-related costs, and other transition and termination charges, with the majority expected to be cash charges. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs.
The following table summarizes our integration costs incurred related to the acquisition of Hostess Brands.

	Three Months Ended July 31, 2024	Total Costs Incurred to Date at July 31, 2024
Transaction costs	$—	$99.0
Employee-related costs	2.6	36.0
Other transition and termination costs	9.4	24.4
Total integration costs	$12.0	$159.4
Cumulative noncash charges incurred through July 31, 2024, were $8.8 and included $5.6 incurred during the three months ended July 31, 2024, which primarily consisted of accelerated depreciation. Transaction costs primarily reflected equity compensation payouts, legal fees, and fees related to the Bridge Loan that provided committed financing for the acquisition of Hostess Brands. Other transition and termination costs primarily consisted of contract termination charges, accelerated depreciation, and consulting fees. The obligation related to severance and retention bonuses was $23.4 and $28.0 at July 31, 2024 and April 30, 2024, respectively. For additional information, see Note 3: Acquisition.
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

The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’®, and Café Bustelo® branded coffee; the U.S. Retail Frozen Handheld and Spreads segment primarily includes the domestic sales of Uncrustables®, Smucker’s®, and Jif® branded products; the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix®, Milk-Bone®, Pup-Peroni®, and Canine Carry Outs® branded products; and the Sweet Baked Snacks segment primarily includes all domestic and foreign sales of Hostess and Voortman branded products in all channels. With the exception of Sweet Baked Snacks products, International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).
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
The following table reconciles segment profit to income before income taxes.

	Three Months Ended July 31,
	2024	2023
Net sales:
U.S. Retail Coffee	$623.4	$625.1
U.S. Retail Frozen Handheld and Spreads	496.8	464.0
U.S. Retail Pet Foods	399.7	441.0
Sweet Baked Snacks	333.7	—
International and Away From Home	271.5	275.1
Total net sales	$2,125.1	$1,805.2
Segment profit:
U.S. Retail Coffee	$172.6	$170.1
U.S. Retail Frozen Handheld and Spreads	119.0	105.7
U.S. Retail Pet Foods	115.3	81.3
Sweet Baked Snacks	74.4	—
International and Away From Home	48.6	36.4
Total segment profit	$529.9	$393.5
Amortization	(56.0)	(39.8)
Gain (loss) on divestitures – net	—	1.2
Interest expense – net	(100.4)	(32.1)
Change in net cumulative unallocated derivative gains and losses	(30.0)	10.4
Cost of products sold – special project costs (A)	(5.3)	—
Other special project costs (A)	(7.1)	—
Corporate administrative expenses	(82.0)	(61.8)
Other income (expense) – net	(3.1)	(33.0)
Income before income taxes	$246.0	$238.4
(A)Includes special project costs related to certain divestiture, acquisition, integration, and restructuring activities. For more information, see Note 5: Special Project Costs.

The following table presents certain geographical information.

	Three Months Ended July 31,
	2024	2023
Net sales:
United States	$2,015.4	$1,676.4
International:
Canada	$81.4	$102.3
All other international	28.3	26.5
Total international	$109.7	$128.8
Total net sales	$2,125.1	$1,805.2
The following table presents product category information.

	Three Months Ended July 31,
	2024	2023	Primary Reportable Segment (A)
Coffee	$711.9	$709.1	U.S. Retail Coffee
Sweet baked goods	296.6	—	Sweet Baked Snacks
Pet snacks	226.8	243.4	U.S. Retail Pet Foods
Frozen handheld	222.6	179.4	U.S. Retail Frozen Handheld and Spreads
Peanut butter	218.6	212.0	U.S. Retail Frozen Handheld and Spreads
Cat food	183.1	191.1	U.S. Retail Pet Foods
Fruit spreads	106.5	106.6	U.S. Retail Frozen Handheld and Spreads
Portion control	54.1	48.6	Other (B)
Cookies	37.1	—	Sweet Baked Snacks
Toppings and syrups	28.3	24.8	U.S. Retail Frozen Handheld and Spreads
Baking mixes and ingredients	14.2	14.8	Other (B)
Dog food	6.2	26.8	U.S. Retail Pet Foods
Other	19.1	48.6	Other (B)
Total net sales	$2,125.1	$1,805.2
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.
Note 7: Earnings per Share
We computed net income per common share (“basic earnings per share”) under the two-class method for the three months ended July 31, 2024 and 2023, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. Further, we computed net income per common share – assuming dilution (“diluted earnings per share”) under the two-class and treasury stock methods to determine the method that was most dilutive, in accordance with FASB ASC 260, Earnings Per Share. For the three months ended July 31, 2024 and 2023, the computation of diluted earnings per share was more dilutive under the treasury stock method, as compared to the two-class method. Therefore, the treasury stock method was used.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	Three Months Ended July 31,
	2024	2023
Net income	$185.0	$183.6
Less: Net income allocated to participating securities	—	0.1
Net income allocated to common stockholders	$185.0	$183.5
Weighted-average common shares outstanding	106.3	102.4
Add: Dilutive effect of stock options	—	0.1
Weighted-average common shares outstanding – assuming dilution	106.3	102.5
Net income per common share	$1.74	$1.79
Net income per common share – assuming dilution	$1.74	$1.79
The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Three Months Ended July 31,
	2024	2023
Net income	$185.0	$183.6
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.3	102.4
Add: Dilutive effect of stock options	—	0.1
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	0.2	0.3
Weighted-average common shares outstanding – assuming dilution	106.5	102.8
Net income per common share – assuming dilution	$1.74	$1.79
Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	July 31, 2024		April 30, 2024
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due March 15, 2025	$1,000.0	$999.5	$1,000.0	$999.3
3.38% Senior Notes due December 15, 2027	500.0	498.5	500.0	498.4
5.90% Senior Notes due November 15, 2028	750.0	744.8	750.0	744.5
2.38% Senior Notes due March 15, 2030	500.0	497.3	500.0	497.2
2.13% Senior Notes due March 15, 2032	500.0	495.3	500.0	495.2
6.20% Senior Notes due November 15, 2033	1,000.0	991.8	1,000.0	991.5
4.25% Senior Notes due March 15, 2035	650.0	645.6	650.0	645.5
2.75% Senior Notes due September 15, 2041	300.0	297.5	300.0	297.4
6.50% Senior Notes due November 15, 2043	750.0	736.6	750.0	736.5
4.38% Senior Notes due March 15, 2045	600.0	588.8	600.0	588.7
3.55% Senior Notes due March 15, 2050	300.0	296.3	300.0	296.2
6.50% Senior Notes due November 15, 2053	1,000.0	982.8	1,000.0	982.6
Total long-term debt	$7,850.0	$7,774.8	$7,850.0	$7,773.0
Current portion of long-term debt	1,000.0	999.5	1,000.0	999.3
Total long-term debt, less current portion	$6,850.0	$6,775.3	$6,850.0	$6,773.7
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
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offered Rate, or Canadian Overnight Repo Rate Average, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at July 31, 2024, or April 30, 2024.

We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2024 and April 30, 2024, we had $697.0 and $591.0 of short-term borrowings outstanding, respectively, which were both issued under our commercial paper program at a weighted-average interest rate of 5.48 percent.

Interest paid totaled $140.9 and $8.4 for the three months ended July 31, 2024 and 2023, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and the payment of other debt fees.

Our debt instruments contain covenant restrictions, including an interest coverage ratio. As of July 31, 2024, we are in compliance with all covenants.
Note 9: Pensions and Other Postretirement Benefits
The following table summarizes our net periodic benefit cost for defined benefit pension and other postretirement benefit plans.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2024	2023	2024	2023
Service cost	$0.1	$0.2	$0.2	$0.2
Interest cost	4.4	4.6	0.7	0.6
Expected return on plan assets	(3.1)	(4.1)	—	—
Amortization of net actuarial loss (gain)	1.1	0.9	(0.5)	(0.4)
Amortization of prior service cost (credit)	0.1	0.1	(0.2)	(0.1)
Settlement loss (gain)	—	3.2	—	—
Net periodic benefit cost	$2.6	$4.9	$0.2	$0.3
In 2021, we transferred obligations related to our Canadian defined benefit pension plan to an insurance company through the purchase of an irrevocable group annuity contract (the “Canadian Buy-Out Contract”). The group annuity contract was purchased using assets from the pension trust. During the first quarter of 2024, we received corporate approval to proceed with distribution of the surplus that remains within the Canadian defined benefit pension plan. As a result, we recognized a noncash pre-tax settlement charge of $3.2 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members, which is subject to regulatory approval before a payout can be made. The settlement charge was included within other income (expense) – net in the Condensed Statement of Consolidated Income. We did not recognize any charges related to the Canadian Buy-Out Contract during the three months ended July 31, 2024.

We made direct benefit payments of $0.7 for both the three months ended July 31, 2024 and 2023.

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
Commodity Derivatives: We enter into commodity derivatives to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, wheat, corn, soybean meal, and edible oils. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
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
Equity Forward Derivative: During the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. We did not qualify the forward sale derivative contract for hedge accounting treatment, and as a result, derivative gains and losses associated with the economic hedge were immediately recognized in earnings within other income (expense) – net in the Condensed Statement of Consolidated Income, netting with the change in fair value of the underlying shares. All 5.4 million shares of Post common stock were hedged and later settled on November 15, 2023, for $466.3, resulting in a pre-tax gain of $5.4 during the year ended April 30, 2024, inclusive of an unrealized gain of $0.6 recognized during the three months ended July 31, 2023. For additional information, see Note 4: Divestitures.
The following table presents the gross notional value of outstanding derivative contracts.

	July 31, 2024	April 30, 2024
Commodity contracts	$1,664.1	$787.7
Foreign currency exchange contracts	101.8	98.6

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2024
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$24.0	$42.5	$—	$—
Foreign currency exchange contracts	1.5	—	—	—
Total derivative instruments	$25.5	$42.5	$—	$—

	April 30, 2024
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$35.8	$9.3	$—	$0.1
Foreign currency exchange contracts	1.9	0.1	—	—
Total derivative instruments	$37.7	$9.4	$—	$0.1
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $46.7 and collateral received of $1.9 at July 31, 2024 and April 30, 2024, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin accounts is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold in the Condensed Statements of Consolidated Income on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2024	2023
Derivative gains (losses) on commodity contracts	$(30.0)	$7.8
Derivative gains (losses) on foreign currency exchange contracts	0.2	(2.2)
Total derivative gains (losses) recognized in cost of products sold	$(29.8)	$5.6
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

	Three Months Ended July 31,
	2024	2023
Net derivative gains (losses) recognized and classified as unallocated	$(29.8)	$5.6
Less: Net derivative gains (losses) reclassified to segment operating profit	0.2	(4.8)
Change in net cumulative unallocated derivative gains and losses	$(30.0)	$10.4
As of July 31, 2024, the net cumulative unallocated derivative losses were $7.4, and at April 30, 2024, the net cumulative unallocated derivative gains were $22.6.

Cash Flow Hedges
In 2020, we terminated all outstanding interest rate contracts concurrent with the pricing of the Senior Notes due March 15, 2030 and March 15, 2050. The contracts were designated as cash flow hedges and were used to manage our exposure to interest rate volatility associated with the anticipated debt financing. The termination resulted in a pre-tax loss of $239.8, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt.
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended July 31,
	2024	2023
Gains (losses) recognized in other comprehensive income (loss)	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.4)	(3.4)
Change in accumulated other comprehensive income (loss)	$3.4	$3.4
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $100.4 and $32.1 for the three months ended July 31, 2024 and 2023, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.
Included as a component of accumulated other comprehensive income (loss) at July 31, 2024, and April 30, 2024, were deferred net pre-tax losses of $183.7 and $187.1, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at July 31, 2024, and April 30, 2024, was $43.2 and $44.0, respectively. Approximately $13.7 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2024		April 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$22.1	$22.1	$22.1	$22.1
Derivative financial instruments – net	(17.0)	(17.0)	28.2	28.2
Total long-term debt	(7,774.8)	(7,620.6)	(7,773.0)	(7,652.9)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2024
Marketable securities and other investments: (A)
Equity mutual funds	$4.2	$—	$—	$4.2
Municipal obligations	—	17.2	—	17.2
Money market funds	0.7	—	—	0.7
Derivative financial instruments: (B)
Commodity contracts – net	(18.2)	(0.3)	—	(18.5)
Foreign currency exchange contracts – net	0.3	1.2	—	1.5
Total long-term debt (C)	(7,620.6)	—	—	(7,620.6)
Total financial instruments measured at fair value	$(7,633.6)	$18.1	$—	$(7,615.5)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2024
Marketable securities and other investments: (A)
Equity mutual funds	$4.5	$—	$—	$4.5
Municipal obligations	—	17.2	—	17.2
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	26.7	(0.3)	—	26.4
Foreign currency exchange contracts – net	0.5	1.3	—	1.8
Total long-term debt (C)	(7,652.9)	—	—	(7,652.9)
Total financial instruments measured at fair value	$(7,620.8)	$18.2	$—	$(7,602.6)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2024, our municipal obligations are scheduled to mature as follows: $1.5 in 2025, $0.8 in 2026, $3.9 in 2027, $0.4 in 2028, $3.4 in 2029, and the remaining $7.2 in 2030 and beyond.
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
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2024	April 30, 2024
Operating lease right-of-use assets	$164.5	$174.6
Operating lease liabilities:
Current operating lease liabilities	$39.8	$40.5
Noncurrent operating lease liabilities	133.8	143.5
Total operating lease liabilities	$173.6	$184.0

Finance lease right-of-use assets:
Machinery and equipment	$23.6	$18.7
Accumulated depreciation	(11.2)	(8.0)
Total property, plant, and equipment	$12.4	$10.7
Finance lease liabilities:
Other current liabilities	$3.2	$2.8
Other noncurrent liabilities	9.6	8.3
Total finance lease liabilities	$12.8	$11.1
The following table summarizes the components of lease expense.

	Three Months Ended July 31,
	2024	2023
Operating lease cost	$12.5	$12.7
Finance lease cost:
Amortization of right-of-use assets	0.8	0.3
Interest on lease liabilities	0.2	0.1
Variable lease cost	6.5	6.1
Short-term lease cost	11.2	9.4
Total lease cost (A)	$31.2	$28.6
(A)Total lease cost does not include sublease income which is immaterial for all years presented.
The following table sets forth cash flow and noncash information related to leases.

	Three Months Ended July 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.3	$12.3
Operating cash flows from finance leases	0.1	—
Financing cash flows from finance leases	1.1	0.5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1.1	75.1
Finance leases	2.5	—

The following table summarizes the maturity of our lease liabilities by fiscal year.

	July 31, 2024
	Operating Leases	Finance Leases
2025 (remainder of the year)	$35.4	$2.8
2026	36.1	3.4
2027	32.1	3.1
2028	32.0	2.8
2029	32.0	1.5
2030 and beyond	63.3	0.6
Total undiscounted minimum lease payments	$230.9	$14.2
Less: Imputed interest	57.3	1.4
Lease liabilities	$173.6	$12.8
The following table sets forth the weighted average remaining lease term and discount rate.

	July 31, 2024	April 30, 2024
Weighted average remaining lease term (in years):
Operating leases	6.1	6.2
Finance leases	4.2	4.3

Weighted average discount rate:
Operating leases	4.3%	4.3%
Finance leases	4.9%	4.8%
Note 13: Income Taxes
The effective income tax rates for the three months ended July 31, 2024 and 2023, were 24.8 and 23.0 percent, respectively. The increase in the effective income tax rate was primarily due to a discrete unfavorable impact of share-based compensation, as compared to the prior year. During the three months ended July 31, 2024 and 2023, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes.
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

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2024	$(39.2)	$(143.1)	$(53.4)	$1.1	$(234.6)
Reclassification adjustments	—	3.4	0.5	—	3.9
Current period credit (charge)	(0.6)	—	—	—	(0.6)
Income tax benefit (expense)	—	(0.8)	(0.1)	—	(0.9)
Balance at July 31, 2024	$(39.8)	$(140.5)	$(53.0)	$1.1	$(232.2)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2023	$(34.3)	$(153.6)	$(52.7)	$1.4	$(239.2)
Reclassification adjustments	—	3.4	3.7	—	7.1
Current period credit (charge)	7.4	—	(3.2)	(0.3)	3.9
Income tax benefit (expense)	—	(0.8)	(0.1)	0.1	(0.8)
Balance at July 31, 2023	$(26.9)	$(151.0)	$(52.3)	$1.2	$(229.0)
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
Note 15: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2024. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2024, and the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: We are defendants in ongoing consumer litigation associated with a voluntary recall of select Jif peanut butter products initiated in May 2022. The outcome and financial impact of this litigation cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2024, and the likelihood of loss is not considered probable or reasonably estimable.

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
Note 16: Common Shares
The following table sets forth common share information.

	July 31, 2024	April 30, 2024
Common shares authorized	300.0	300.0
Common shares outstanding	106.4	106.2
Treasury shares	44.1	44.3
Repurchase Program: During the three months ended July 31, 2024, we did not repurchase any common shares under a repurchase plan authorized by the Board of Directors (the “Board”). As of July 31, 2024, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations.
On March 2, 2023, we entered into a share repurchase plan (the “10b5-1 Plan”) established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. During the three months ended July 31, 2023, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan. In accordance with The Inflation Reduction Act of 2022, H.R. 5376 (the “Inflation Reduction Act”), a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024 and included within additional capital in our Condensed Consolidated Balance Sheet.
All other share repurchases during the three months ended July 31, 2024 and 2023, consisted of shares repurchased from stock plan recipients in lieu of cash payments.
Shares Issued: On November 7, 2023, we acquired Hostess Brands, and as a result, we issued approximately 4.0 million common shares valued at $450.2 in exchange for the outstanding shares of Hostess Brands common stock to partially fund the acquisition. The shares issued were based on each outstanding share of Hostess Brands common stock receiving $30.00 per share in cash and 0.03002 shares of our common shares, which represented a value of $4.25 based on the closing stock price of our common shares on September 8, 2023, the last trading day preceding September 11, 2023, the date on which the execution of the Hostess Brands merger agreement was publicly announced. For additional information on the acquisition of Hostess Brands, see Note 3: Acquisition.
Note 17: Supplier Financing Program
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

We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Condensed Statements of Consolidated Cash Flows. Included in accounts payable in the Condensed Consolidated Balance Sheets as of July 31, 2024, and April 30, 2024, $366.8 and $384.9 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three months ended July 31, 2024 and 2023. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods. The transaction included Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8 in 2024, included in the International operating segment. Final net proceeds from the divestiture were $25.3, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $5.7 during the third quarter of 2024.
On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands. The total purchase consideration in connection with the acquisition was $5.4 billion, which reflects an exchange offer of all outstanding shares of Hostess Brands common stock at a price of $34.25 per share, consisting of $30.00 in cash and 0.03002 shares of our common shares, based on the closing stock price on September 8, 2023, that were exchanged for each share of Hostess Brands common stock as of the transaction date. The purchase price included the issuance of approximately 4.0 million of our common shares to Hostess Brands’ shareholders, valued at $450.2. In addition, we paid $3.9 billion in cash, net of cash acquired, and assumed $991.0 of debt from Hostess Brands and $67.8 of an other debt-like item, reflecting consideration transferred for the cash payment of Hostess Brands’ employee equity awards. New debt of $5.0 billion was borrowed, consisting of $3.5 billion in Senior Notes, an $800.0 Term Loan, and $700.0 of short-term borrowings under our commercial paper program to partially fund the transaction and pay off the debt assumed as part of the acquisition. Hostess Brands is a manufacturer and marketer of sweet baked goods brands including Hostess Donettes, Twinkies, CupCakes, DingDongs, Zingers, CoffeeCakes, HoHos, Mini Muffins, and Fruit Pies, and the Voortman cookie brand. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois. During the first quarter of 2025, the acquired business contributed net sales of $333.7. We anticipate cost synergies of approximately $100.0, which are expected to be achieved by the end of 2026. To date, we have achieved cost synergies of approximately $25.0, of which approximately $14.0 was achieved during the first quarter of 2025.
On November 1, 2023, we sold the Sahale Snacks business to Second Nature. The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1 in 2024, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $31.6, inclusive of a working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $6.7 during the third quarter of 2024.
On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as the private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction in 2023. During the first half of 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during the first quarter of 2024, we entered into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were settled for $466.3 under the equity forward contract on November 15, 2023.

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
Trends Affecting our Business
During the first quarter of 2025, we continued to experience input cost inflation and a dynamic macroeconomic environment, which we anticipate will persist through the remainder of 2025. Further, the higher costs may require price increases across our business, and we anticipate the price elasticity of demand will remain elevated during 2025 as consumers continue to experience broader inflationary pressures. In response to the inflationary pressures, we continue to focus on the delivery of our company-wide transformation initiative to deliberately translate our continuous improvement mindset into sustainable productivity initiatives in order to grow our profit margins and reinvest in the Company to enable future growth and cost savings.

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
Results of Operations

	Three Months Ended July 31,
	2024	2023	% Increase (Decrease)
Net sales	$2,125.1	$1,805.2	18%
Gross profit	$797.2	$654.8	22
% of net sales	37.5%	36.3%
Operating income	$349.5	$303.5	15
% of net sales	16.4%	16.8%
Net income:
Net income	$185.0	$183.6	1
Net income per common share – assuming dilution	$1.74	$1.79	(3)
Adjusted gross profit (A)	$832.5	$644.4	29
% of net sales	39.2%	35.7%
Adjusted operating income (A)	$447.9	$331.7	35
% of net sales	21.1%	18.4%
Adjusted income: (A)
Income	$259.5	$227.0	14
Earnings per share – assuming dilution	$2.44	$2.21	10
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.

Net Sales

	Three Months Ended July 31,
	2024	2023	Increase (Decrease)	%
Net sales	$2,125.1	$1,805.2	$319.9	18%
Hostess Brands acquisition	(333.7)	—	(333.7)	(18)
Canada condiment divestiture	—	(17.6)	17.6	1
Sahale Snacks divestiture	—	(11.0)	11.0	1
Foreign currency exchange	2.1	—	2.1	—
Net sales excluding acquisition, divestitures, and foreign currency exchange (A)	$1,793.5	$1,776.6	$16.9	1%
Amounts may not add due to rounding.
(A)     Net sales excluding acquisition, divestitures, and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the first quarter of 2025 increased $319.9, or 18 percent, which includes incremental net sales in the current year of $333.7 related to the Hostess Brands acquisition, partially offset by $28.6 of noncomparable net sales in the prior year related to divestitures. Net sales excluding acquisition, divestitures, and foreign currency exchange increased $16.9, or 1 percent. Favorable volume/mix contributed 1 percentage point to net sales, primarily driven by increases for the Uncrustables, Café Bustelo, and Meow Mix brands, partially offset by lower contract manufacturing sales related to the divested pet food brands and a decrease for the Dunkin’ brand. Net price realization was neutral to net sales, as higher net pricing for International and Away From Home and for our U.S. Retail Frozen Handheld and Spreads segment was offset by lower net pricing for the U.S. Retail Pet Foods and U.S. Retail Coffee segments.
Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2024	2023
Gross profit	37.5%	36.3%
Selling, distribution, and administrative expenses:
Marketing	5.1%	4.9%
Selling	3.6	3.6
Distribution	3.4	3.4
General and administrative	6.3	5.5
Total selling, distribution, and administrative expenses	18.4%	17.4%
Amortization	2.6	2.2
Other special project costs	0.3	—
Other operating expense (income) – net	(0.3)	(0.1)
Operating income	16.4%	16.8%
Amounts may not add due to rounding.
Gross profit increased $142.4, or 22 percent, in the first quarter of 2025, primarily reflecting the noncomparable benefit of Hostess Brands and favorable volume/mix, partially offset by the noncomparable impact of divestitures.
Operating income increased $46.0, or 15 percent, primarily driven by the increase in gross profit, partially offset by a $76.5 increase in selling, distribution, and administrative (“SD&A”) expenses and a $16.2 increase in amortization expense, mostly attributable to the addition of Hostess Brands. Operating income also reflects a $7.1 increase in special project costs primarily related to integration costs associated with the acquisition of Hostess Brands.
Our non-GAAP financial measures are adjusted to exclude amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments

(“adjusted gross profit”) increased $188.1, or 29 percent, as compared to the prior year, primarily reflecting a favorable impact of the exclusion of a $40.4 change in net cumulative unallocated derivative gains and losses, as compared to GAAP gross profit. Operating income excluding non-GAAP adjustments (“adjusted operating income”) increased $116.2, or 35 percent, as compared to the prior year, further reflecting the exclusion of other special project costs and amortization expense.
Interest Expense
Net interest expense increased $68.3 in the first quarter of 2025, primarily due to increased interest expense related to the new Senior Notes issued during 2024 to partially finance the acquisition of Hostess Brands and an increase in short-term borrowings under our commercial paper program. For additional information, refer to Note 8: Debt and Financing Arrangements.
Income Taxes
Income taxes increased $6.2, or 11 percent, in the first quarter of 2025, primarily due to the higher effective income tax rate of 24.8 percent, as compared to 23.0 percent for the first quarter of 2024, which was primarily due to the discrete unfavorable impact of share-based compensation, as compared to the prior year. During both the current and prior years, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to the impact of state income taxes. We anticipate a full-year effective income tax rate for 2025 of approximately 24.3 percent. For additional information, refer to Note 13: Income Taxes.
Special Project Costs
Divestiture Costs: Total divestiture costs related to the divested Sahale Snacks and Canada condiment businesses are anticipated to be approximately $6.0, consisting primarily of employee-related and lease termination costs, all of which are expected to be cash charges. The majority of these costs were recognized in 2024, and the remainder are expected to be recognized during the first half of 2025. We have recognized total cumulative divestiture costs of $5.8, of which $0.3 were recognized during the first quarter of 2025.

Furthermore, we identified opportunities to address certain distribution inefficiencies, as a result of the divestiture of certain pet food brands. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026, with approximately half of the costs expected to be recognized in 2025. We have recognized total cumulative costs of $0.1 related to these efforts, all of which has been recognized during the first quarter of 2025.

Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $210.0 and include transaction costs, employee-related costs, and other transition and termination charges, with the majority expected to be cash charges. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs. We have recognized total cumulative integration costs of $159.4, of which $12.0 were recognized during the first quarter of 2025.

For further information on these costs, refer to Note 5: Special Project Costs.
Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, and Sweet Baked Snacks. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; the U.S. Retail Frozen Handheld and Spreads segment primarily includes the domestic sales of Uncrustables, Smucker’s, and Jif branded products; the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; and the Sweet Baked Snacks segment primarily includes all domestic and foreign sales of Hostess and Voortman branded products in all channels. With the exception of Sweet Baked Snacks products, International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).

	Three Months Ended July 31,
	2024	2023	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$623.4	$625.1	—%
U.S. Retail Frozen Handheld and Spreads	496.8	464.0	7
U.S. Retail Pet Foods	399.7	441.0	(9)
Sweet Baked Snacks	333.7	—	n/a
International and Away From Home	271.5	275.1	(1)
Segment profit:
U.S. Retail Coffee	$172.6	$170.1	1%
U.S. Retail Frozen Handheld and Spreads	119.0	105.7	13
U.S. Retail Pet Foods	115.3	81.3	42
Sweet Baked Snacks	74.4	—	n/a
International and Away From Home	48.6	36.4	34
Segment profit margin:
U.S. Retail Coffee	27.7%	27.2%
U.S. Retail Frozen Handheld and Spreads	24.0	22.8
U.S. Retail Pet Foods	28.8	18.4
Sweet Baked Snacks	22.3	n/a
International and Away From Home	17.9	13.2
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales decreased $1.7 in the first quarter of 2025. Net price realization decreased net sales by 1 percentage point, primarily driven by a net price decline for the Dunkin’ brand, partially offset by higher net pricing for the Folgers brand. The decrease in net price realization was mostly offset by favorable volume/mix, reflecting an increase for the Café Bustelo brand, partially offset by a decrease for the Dunkin’ brand. Segment profit increased $2.5, primarily reflecting lower marketing spend and selling expense, partially offset by lower net price realization and higher commodity costs.
U.S. Retail Frozen Handheld and Spreads
The U.S. Retail Frozen Handheld and Spreads segment net sales increased $32.8 in the first quarter of 2025, inclusive of the impact of $6.9 of noncomparable net sales in the prior year related to the divested Sahale Snacks business. Excluding the noncomparable impact of the divestiture, net sales increased $39.7, or 9 percent. Volume/mix contributed 7 percentage points to net sales, primarily reflecting an increase for Uncrustables sandwiches. Higher net price realization contributed 1 percentage point to net sales, primarily reflecting a list price increase for peanut butter implemented in the prior year. Segment profit increased $13.3, primarily reflecting lower costs, favorable volume/mix, and higher net price realization, partially offset by higher marketing spend and pre-production expenses related to the new Uncrustables sandwiches manufacturing facility.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $41.3 in the first quarter of 2025. Volume/mix decreased net sales by 6 percentage points, primarily reflecting decreased contract manufacturing sales related to the divested pet food brands, partially offset by increases for cat food and dog snacks. Net price realization decreased net sales by 4 percentage points, primarily reflecting higher trade spend for the Jerky Treats® and Meow Mix brands. Segment profit increased $34.0, reflecting lower costs, favorable volume/mix, and lower distribution costs, partially offset by lower net price realization and higher marketing spend.
Sweet Baked Snacks
We acquired Hostess Brands on November 7, 2023, as discussed in Note 3: Acquisition. During the first quarter of 2025, the Sweet Baked Snacks segment contributed net sales of $333.7 and segment profit of $74.4. Prior year net sales and segment profit are not provided due to differences in reporting periods and certain financial measures under previous ownership.

International and Away From Home
International and Away From Home net sales decreased $3.6 in the first quarter of 2025, including the noncomparable impact of $21.7 of net sales in the prior year related to the divestitures and $2.1 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested businesses and foreign currency exchange, net sales increased $20.2, or 8 percent. Net price realization contributed 5 percentage points to net sales, primarily driven by list price increases across the majority of the portfolio. Volume/mix contributed 3 percentage points to net sales, primarily reflecting increases for Uncrustables sandwiches, coffee, and portion control products, partially offset by a decrease for dog snacks. Segment profit increased $12.2, primarily driven by higher net price realization, favorable volume/mix, lower costs, and decreased marketing spend, partially offset by the impact of noncomparable segment profit in the prior year related to the divested businesses and higher pre-production expenses related to the new Uncrustables sandwiches manufacturing facility.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $39.5 at July 31, 2024, compared to $62.0 at April 30, 2024.
The following table presents selected cash flow information.

	Three Months Ended July 31,
	2024	2023
Net cash provided by (used for) operating activities	$172.9	$217.9
Net cash provided by (used for) investing activities	(172.4)	(151.9)
Net cash provided by (used for) financing activities	(23.0)	(481.3)

Net cash provided by (used for) operating activities	$172.9	$217.9
Additions to property, plant, and equipment	(123.7)	(150.3)
Free cash flow (A)	$49.2	$67.6
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $45.0 decrease in cash provided by operating activities in the first three months of 2025 was primarily driven by higher working capital requirements in 2025, partially offset by higher net income adjusted for noncash items in the current year. The cash required to fund working capital increased compared to the prior year primarily driven by an increase in cash used for accrued liabilities reflecting timing of interest payments, a decrease in accounts payable due to timing of spend and payments, and higher inventory levels in the current year.
Cash used for investing activities in the first three months of 2025 consisted primarily of $123.7 in capital expenditures, reflecting our investments in the new Uncrustables sandwiches manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities. The use of cash for 2025 also included an increase of $48.6 in our derivative cash margin account balances. Cash used for investing activities in the first three months of 2024 consisted primarily of $150.3 in capital expenditures related to the new manufacturing and distribution facilities in McCalla, Alabama and plant maintenance across our facilities.
Cash used for financing activities in the first three months of 2025 consisted primarily of dividend payments of $112.1, partially offset by a net increase in short-term borrowings of $96.2. Cash used for financing activities in the first three months of 2024 consisted primarily of the purchase of treasury shares of $372.0 and dividend payments of $105.2.
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

We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of July 31, 2024, and April 30, 2024, $366.8 and $384.9 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers. During the first three months of 2025 and 2024, we paid $422.6 and $441.7, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2024. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2024, and the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: We are defendants in ongoing consumer litigation associated with the voluntary recall of select Jif peanut butter products initiated in May 2022. The outcome and financial impact of this litigation cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2024, and the likelihood of loss is not considered probable or reasonably estimable.
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
Capital Resources
The following table presents our capital structure.

	July 31, 2024	April 30, 2024
Current portion of long-term debt	$999.5	$999.3
Short-term borrowings	697.0	591.0
Long-term debt, less current portion	6,775.3	6,773.7
Total debt	$8,471.8	$8,364.0
Shareholders’ equity	7,769.5	7,693.9
Total capital	$16,241.3	$16,057.9

In October 2023, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. The net proceeds from the offering were used to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2024, we had $697.0 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 5.48 percent.
We are in compliance with all our debt covenants as of July 31, 2024, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
Dividend payments were $112.1 and $105.2 in the first three months of 2025 and 2024, respectively, and quarterly dividends declared per share were $1.08 and $1.06 in the first three months of 2025 and 2024, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income, financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
During the three months ended July 31, 2024, we did not repurchase any common shares under a repurchase plan authorized by the Board. As of July 31, 2024, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
On March 2, 2023, we entered into the 10b5-1 Plan established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. During the three months ended July 31, 2023, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan. In accordance with the Inflation Reduction Act, a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024 and included within additional capital in our Condensed Consolidated Balance Sheet.
All other share repurchases during the three months ended July 31, 2024 and 2023, consisted of shares repurchased from stock plan recipients in lieu of cash payments.
On November 7, 2023, we acquired Hostess Brands, and as a result, we issued approximately 4.0 million common shares valued at $450.2 in exchange for the outstanding shares of Hostess Brands common stock to partially fund the acquisition. The shares issued were based on each outstanding share of Hostess Brands common stock receiving $30.00 per share in cash and 0.03002 shares of our common shares, which represents a value of $4.25 based on the closing stock price of our common shares on September 8, 2023, the last trading day preceding September 11, 2023, the date on which the execution of the Hostess Brands merger agreement was publicly announced. For additional information on the acquisition of Hostess Brands, see Note 3: Acquisition.
In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama dedicated to the production of Uncrustables sandwiches. Construction of this facility began in 2022, with production expected to begin during the second quarter of 2025. The project demonstrates our commitment to meet increasing demand for this highly successful product and deliver on our strategy to focus on brands with the most significant growth opportunities. Construction of the facility and production will occur in three phases over multiple years, with financial investments and job creation aligning across each of the three phases.
Absent any material acquisitions, apart from the recent acquisition of Hostess Brands, or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under our revolving credit facility and commercial paper program, and access to capital markets, will be sufficient to meet our cash requirements for the next 12 months, including the payment of quarterly dividends, principal and interest payments on debt outstanding, and capital expenditures. We intend to use a combination of the aforementioned sources of liquidity to fund our obligations with respect to the Senior Notes due March 15, 2025. However, as a result of the current macroeconomic environment and the recent acquisition, we may experience an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future. We continue to evaluate these risks, which could affect our financial condition or our ability to fund operations or future investment opportunities.
As of July 31, 2024, total cash and cash equivalents of $16.5 was held by our foreign subsidiaries, primarily in Canada. We have not repatriated foreign cash to the U.S. during the first three months of 2025.
Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
As of July 31, 2024, there were no other material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2024.
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

	Three Months Ended July 31,
	2024	2023
Gross profit reconciliation:
Gross profit	$797.2	$654.8
Change in net cumulative unallocated derivative gains and losses	30.0	(10.4)
Cost of products sold – special project costs (A)	5.3	—
Adjusted gross profit	$832.5	$644.4
Operating income reconciliation:
Operating income	$349.5	$303.5
Amortization	56.0	39.8
Loss (gain) on divestitures – net	—	(1.2)
Change in net cumulative unallocated derivative gains and losses	30.0	(10.4)
Cost of products sold – special project costs (A)	5.3	—
Other special project costs (A)	7.1	—
Adjusted operating income	$447.9	$331.7
Net income reconciliation:
Net income	$185.0	$183.6
Income tax expense	61.0	54.8
Amortization	56.0	39.8
Loss (gain) on divestitures – net	—	(1.2)
Change in net cumulative unallocated derivative gains and losses	30.0	(10.4)
Cost of products sold – special project costs (A)	5.3	—
Other special project costs (A)	7.1	—
Other infrequently occurring items:
Unrealized loss on investment in equity securities – net (B)	—	27.4
Pension plan termination settlement charge (C)	—	3.2
Adjusted income before income taxes	$344.4	$297.2
Income taxes, as adjusted	84.9	70.2
Adjusted income	$259.5	$227.0
Weighted-average shares – assuming dilution	106.5	102.8
Adjusted earnings per share – assuming dilution	$2.44	$2.21
(A)Includes certain divestiture, acquisition, integration, and restructuring costs. For more information, see Note 5: Special Project Costs and Note 6: Reportable Segments.
(B)Unrealized loss on investment in equity securities – net includes gains and losses resulting from the change in fair value on our investment in Post common stock and the related equity forward contract, which was settled on November 15, 2023. For more information, see Note 4: Divestitures and Note 10: Derivative Financial Instruments.
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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2024. There were no material changes to the information previously disclosed.

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
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2024, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.
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
In 2020, we terminated all outstanding interest rate contracts concurrent with the pricing of the Senior Notes due March 15, 2030 and March 15, 2050. The contracts were designated as cash flow hedges and were used to manage our exposure to interest rate volatility associated with the anticipated debt financing. The termination resulted in a pre-tax loss of $239.8, which was deferred and included as a component of accumulated other comprehensive income (loss) and is being amortized as interest expense over the life of the debt.
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at July 31, 2024, would increase the fair value of our long-term debt by $634.4.
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

	July 31, 2024	April 30, 2024
High	$35.6	$26.0
Low	(3.5)	(4.0)
Average	16.0	12.8
The estimated fair value was determined using quoted market prices and was based on our net derivative position by commodity for the previous four quarters. The calculations are not intended to represent actual gains or losses in fair value that we expect to incur. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. The commodities hedged have a high inverse correlation to price changes of the derivative instrument. Thus, we would expect that over time any gain or loss in the estimated fair value of its derivatives would generally be offset by an increase or decrease in the estimated fair value of the underlying exposures.
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2024, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2024, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 4 percent of net sales during the three months ended July 31, 2024. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
•the impact of food security concerns involving either our products or our competitors’ products, including changes in consumer preference, consumer litigation, actions by the U.S. Food and Drug Administration or other agencies, and product recalls;
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of July 31, 2024 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There have been no changes in our internal control over financial reporting during the three months ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 15: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2024, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the first quarter of 2025, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the maximum number of shares that may yet be purchased under the plans or programs:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2024 - May 31, 2024	23	$115.21	—	1,111,472
June 1, 2024 - June 30, 2024	22,343	112.17	—	1,111,472
July 1, 2024 - July 31, 2024	382	112.50	—	1,111,472
Total	22,748	$112.18	—	1,111,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of July 31, 2024, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 5. Other Information.
(c) Trading Plans
During the first three months of 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 37 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2024	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chair of the Board, President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
10.1	Amendment No. 2 to the Revolving Credit Agreement, dated as of July 1, 2024
10.2	Form of Performance Units Agreement*
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.