Form 10-Q
period 2025-01-31
J M SMUCKER Co
filed 2025-02-27
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 106,416,621 common shares outstanding on February 20, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2025	2024	2025	2024
Net sales	$2,186.0	$2,229.2	$6,582.3	$5,973.0
Cost of products sold	1,307.9	1,406.1	4,020.9	3,770.9
Gross Profit	878.1	823.1	2,561.4	2,202.1
Selling, distribution, and administrative expenses	367.6	374.2	1,148.4	1,021.3
Amortization	53.9	55.7	165.7	135.1
Goodwill impairment charge	794.3	—	794.3	—
Other intangible assets impairment charge	208.2	—	208.2	—
Other special project costs	10.1	98.9	27.9	105.7
Loss (gain) on divestitures – net	50.2	0.3	311.0	12.9
Other operating expense (income) – net	(12.2)	(3.4)	(19.3)	27.3
Operating Income (Loss)	(594.0)	297.4	(74.8)	899.8
Interest expense – net	(95.4)	(99.8)	(294.5)	(167.0)
Other debt gains (charges) – net	30.3	—	30.3	(19.5)
Other income (expense) – net	(3.4)	(2.1)	(10.7)	(30.0)
Income (Loss) Before Income Taxes	(662.5)	195.5	(349.7)	683.3
Income tax expense (benefit)	(0.2)	75.1	152.1	184.4
Net Income (Loss)	$(662.3)	$120.4	$(501.8)	$498.9
Earnings per common share:
Net Income (Loss)	$(6.22)	$1.14	$(4.72)	$4.82
Net Income (Loss) – Assuming Dilution	$(6.22)	$1.13	$(4.72)	$4.81
See notes to unaudited condensed consolidated financial statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2025	2024	2025	2024
Net income (loss)	$(662.3)	$120.4	$(501.8)	$498.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.6)	9.0	(14.3)	2.4
Cash flow hedging derivative activity, net of tax	45.8	3.0	51.0	8.2
Pension and other postretirement benefit plans activity, net of tax	0.3	0.5	1.0	1.0
Available-for-sale securities activity, net of tax	(0.8)	0.6	(0.4)	0.2
Total Other Comprehensive Income (Loss)	41.7	13.1	37.3	11.8
Comprehensive Income (Loss)	$(620.6)	$133.5	$(464.5)	$510.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	January 31, 2025	April 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$47.2	$62.0
Trade receivables – net	654.3	736.5
Inventories:
Finished products	575.6	639.4
Raw materials	510.7	399.5
Total Inventory	1,086.3	1,038.9
Other current assets	187.5	129.5
Total Current Assets	1,975.3	1,966.9
Property, Plant, and Equipment
Land and land improvements	150.4	152.4
Buildings and fixtures	1,290.7	1,174.9
Machinery and equipment	3,182.1	2,933.7
Construction in progress	712.1	911.7
Gross Property, Plant, and Equipment	5,335.3	5,172.7
Accumulated depreciation	(2,283.6)	(2,100.0)
Total Property, Plant, and Equipment	3,051.7	3,072.7
Other Noncurrent Assets
Operating lease right-of-use assets	121.4	174.6
Goodwill	6,569.7	7,649.9
Other intangible assets – net	6,511.1	7,255.4
Assets held for sale – net	37.1	—
Other noncurrent assets	159.3	154.2
Total Other Noncurrent Assets	13,398.6	15,234.1
Total Assets	$18,425.6	$20,273.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,133.3	$1,336.2
Accrued trade marketing and merchandising	207.1	214.3
Current portion of long-term debt	999.9	999.3
Short-term borrowings	461.9	591.0
Other current liabilities	487.2	620.3
Total Current Liabilities	3,289.4	3,761.1
Noncurrent Liabilities
Long-term debt, less current portion	6,385.5	6,773.7
Deferred income taxes	1,592.9	1,737.4
Noncurrent operating lease liabilities	89.8	143.5
Other noncurrent liabilities	160.7	164.1
Total Noncurrent Liabilities	8,228.9	8,818.7
Total Liabilities	11,518.3	12,579.8
Shareholders’ Equity
Common shares	26.6	26.5
Additional capital	5,732.9	5,713.9
Retained income	1,345.1	2,188.1
Accumulated other comprehensive income (loss)	(197.3)	(234.6)
Total Shareholders’ Equity	6,907.3	7,693.9
Total Liabilities and Shareholders’ Equity	$18,425.6	$20,273.7
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2025	2024
Operating Activities
Net income (loss)	$(501.8)	$498.9
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation	213.4	170.7
Amortization	165.7	135.1
Goodwill impairment charge	794.3	—
Other intangible assets impairment charge	208.2	—
Realized loss on investment in equity securities – net	—	21.5
Share-based compensation expense	25.2	15.9
Loss (gain) on divestitures – net	311.0	12.9
Deferred income tax expense (benefit)	(63.2)	(22.1)
Other noncash adjustments – net	6.7	25.5
Settlement of interest rate contracts	—	42.5
Changes in assets and liabilities, net of effect from acquisition and divestitures:
Trade receivables	80.5	(10.8)
Inventories	(59.2)	55.3
Other current assets	(27.7)	13.2
Accounts payable	(173.7)	(147.9)
Accrued liabilities	(117.0)	61.8
Income and other taxes	(33.5)	(43.5)
Other – net	(12.4)	(27.7)
Net Cash Provided by (Used for) Operating Activities	816.5	801.3
Investing Activities
Business acquired, net of cash acquired	—	(3,920.6)
Proceeds from sale of equity securities	—	466.3
Additions to property, plant, and equipment	(298.8)	(455.9)
Proceeds from divestitures – net	290.5	50.5
Other – net	(10.2)	(1.5)
Net Cash Provided by (Used for) Investing Activities	(18.5)	(3,861.2)
Financing Activities
Short-term borrowings (repayments) – net	(153.2)	413.2
Proceeds from long-term debt	—	4,285.0
Repayments of long-term debt	(300.0)	(1,441.0)
Capitalized debt issuance costs	—	(32.1)
Quarterly dividends paid	(340.9)	(325.5)
Purchase of treasury shares	(3.1)	(372.5)
Payment of assumed tax receivable agreement obligation	—	(86.4)
Other – net	(13.4)	(1.2)
Net Cash Provided by (Used for) Financing Activities	(810.6)	2,439.5
Effect of exchange rate changes on cash	(2.2)	0.5
Net increase (decrease) in cash and cash equivalents	(14.8)	(619.9)
Cash and cash equivalents at beginning of period	62.0	655.8
Cash and Cash Equivalents at End of Period	$47.2	$35.9
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended January 31, 2025
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2024	106,194,281	$26.5	$5,713.9	$2,188.1	$(234.6)	$7,693.9
Net income (loss)				185.0		185.0
Other comprehensive income (loss)					2.4	2.4
Comprehensive income (loss)						187.4
Purchase of treasury shares	(22,748)	—	(3.2)	0.6		(2.6)
Stock plans	236,997	0.1	4.5	0.8		5.4
Cash dividends declared, $1.08 per common share				(114.6)		(114.6)
Balance at July 31, 2024	106,408,530	$26.6	$5,715.2	$2,259.9	$(232.2)	$7,769.5
Net income (loss)				(24.5)		(24.5)
Other comprehensive income (loss)					(6.8)	(6.8)
Comprehensive income (loss)						(31.3)
Purchase of treasury shares	(972)	—	0.3	—		0.3
Stock plans	8,972	—	8.2			8.2
Cash dividends declared, $1.08 per common share				(113.6)		(113.6)
Balance at October 31, 2024	106,416,530	$26.6	$5,723.7	$2,121.8	$(239.0)	$7,633.1
Net income (loss)				(662.3)		(662.3)
Other comprehensive income (loss)					41.7	41.7
Comprehensive income (loss)						(620.6)
Purchase of treasury shares	(3,549)	—	(0.4)	—		(0.4)
Stock plans	5,015	—	9.6			9.6
Cash dividends declared, $1.08 per common share				(114.4)		(114.4)
Balance at January 31, 2025	106,417,996	$26.6	$5,732.9	$1,345.1	$(197.3)	$6,907.3

	Nine Months Ended January 31, 2024
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2023	104,398,618	$26.1	$5,371.8	$2,132.1	$(239.2)	$7,290.8
Net income (loss)				183.6		183.6
Other comprehensive income (loss)					10.2	10.2
Comprehensive income (loss)						193.8
Purchase of treasury shares	(2,410,863)	(0.6)	(132.1)	(242.9)		(375.6)
Stock plans	144,918	—	2.4	(1.1)		1.3
Cash dividends declared, $1.06 per common share				(106.9)		(106.9)
Balance at July 31, 2023	102,132,673	$25.5	$5,242.1	$1,964.8	$(229.0)	$7,003.4
Net income (loss)				194.9		194.9
Other comprehensive income (loss)					(11.5)	(11.5)
Comprehensive income (loss)						183.4
Purchase of treasury shares	(3,139)	—	(0.4)	—		(0.4)
Stock plans	25,067	—	11.1			11.1
Cash dividends declared, $1.06 per common share				(108.6)		(108.6)
Balance at October 31, 2023	102,154,601	$25.5	$5,252.8	$2,051.1	$(240.5)	$7,088.9
Net income (loss)				120.4		120.4
Other comprehensive income (loss)					13.1	13.1
Comprehensive income (loss)						133.5
Purchase of treasury shares	(1,101)	—	(0.1)	—		(0.1)
Issuance of shares for acquisition	3,989,915	1.0	449.2			450.2
Stock plans	33,904	—	4.1			4.1
Cash dividends declared, $1.06 per common share				(116.5)		(116.5)
Balance at January 31, 2024	106,177,319	$26.5	$5,706.0	$2,055.0	$(227.4)	$7,560.1
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
Operating results for the nine months ended January 31, 2025, are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2024.
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
In March 2024, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors; however, in April 2024, the SEC stayed implementation of the final rule pending the outcome of a judicial review, and in February 2025, the SEC requested that litigation be paused so that it can determine the appropriate next steps. If the rules become effective, they would require registrants to provide certain climate-related information in their registration statements and annual reports. The rules would require the disclosure of significant effects of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates, in the audited financial statements in certain circumstances. Disclosure of the actual and potential material impacts of any identified climate-related risks on the registrant’s strategy, business model, and outlook would also be required, along with the process used to identify, assess, and manage these risks. In addition, the rules would require disclosure of material climate-related targets or goals, material Scope 1 and Scope 2 greenhouse gas emissions, and the methodology used to calculate those emissions. We do not anticipate any impact to our financial statements if the rules are adopted and continue to evaluate the impacts on our disclosures.
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
Hostess Brands is a manufacturer and marketer of sweet baked goods brands and included Hostess® Donettes®, Twinkies®, CupCakes, DingDongs®, Zingers®, CoffeeCakes, HoHos®, Mini Muffins, and Fruit Pies, and the Voortman® brand at the acquisition date. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois.
The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Hostess Brands operations, including net sales of $278.6 and $927.8 and operating losses of $1,021.6 and $1,180.8, are included within the Sweet Baked Snacks segment for the three and nine months ended January 31, 2025, respectively. The operating loss for the nine months ended January 31, 2025, includes a $794.3 pre-tax impairment charge related to the goodwill of the Sweet Baked Snacks reporting unit, a $208.2 pre-tax impairment charge related to the Hostess brand indefinite-lived trademark, a $42.6 pre-tax loss on the Sweet Baked Snacks value brand disposal group classified as held for sale during the third quarter of 2025, a $268.4 pre-tax loss on the disposal of the Voortman business, and excludes special project costs related to transaction and integration costs recognized within the segment. For additional information, refer to Note 4: Divestitures and Note 8: Goodwill and Other Intangible Assets.
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
As a result of the acquisition, we recognized a total of $2.4 billion of goodwill within the Sweet Baked Snacks segment. Of the total goodwill, $196.6 was deductible for tax purposes at the acquisition date, of which $170.3 remains deductible as of January 31, 2025. The goodwill recognized at acquisition represented the value we expected to achieve through the implementation of operational synergies and growth opportunities as we integrate Hostess Brands into our Company. During the third quarter of 2025, we recognized total pre-tax impairment charges of $1.0 billion, of which $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. The remaining goodwill and indefinite-lived trademarks resulting from the acquisition remain susceptible to future impairment charges, as the carrying values approximate estimated fair values due to the impairment charges recognized during the third quarter of 2025 and being recently acquired. Any significant adverse change in our near or long-term projections or macroeconomic conditions would result in future impairment charges. For additional information, refer to Note 8: Goodwill and Other Intangible Assets.
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

Hostess Brands’ results of operations are included in our condensed consolidated financial statements from the date of the transaction within our Sweet Baked Snacks segment. If the transaction had occurred on May 1, 2022, unaudited pro forma consolidated results for the three and nine months ended January 31, 2024, would have been as follows:

	Three Months Ended January 31, 2024	Nine Months Ended January 31, 2024
Net sales	$2,253.2	$6,707.1
Net income (loss)	162.7	508.5
Net income (loss) per common share – assuming dilution	1.53	4.78
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
Note 4: Divestitures
On January 31, 2025, we entered into a definitive agreement to sell certain Sweet Baked Snacks value brands to JTM Foods, LLC (“JTM”). We expect the transaction to close during the fourth quarter of 2025. The transaction includes certain trademarks and licenses, a manufacturing facility in Chicago, Illinois, and approximately 400 employees who support the business. Under our ownership, these Sweet Baked Snacks value brands generated net sales of approximately $30.0 in 2024, which represents a partial year of net sales reported in the Sweet Baked Snacks segment results following the acquisition of Hostess Brands on November 7, 2023. The transaction is valued at approximately $40.0, subject to a working capital adjustment. As of January 31, 2025, the disposal group met the criteria to be classified as held for sale, and as a result, a valuation allowance was established to reflect the fair value of the disposal group less costs to sell, which was based on the expected proceeds and the estimated carrying value of the net assets to be disposed. The valuation allowance was included within assets held for sale – net in the Condensed Consolidated Balance Sheet, and the estimated pre-tax loss on the disposal group was included within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows.
The following table summarizes the net assets held for sale at January 31, 2025, inclusive of a valuation allowance, reflecting the fair value less costs to sell.

January 31, 2025
Sweet Baked Snacks value brands
Assets held for sale:
Inventories	$4.6
Property, plant, and equipment – net	42.9
Operating lease right-of-use assets	0.9
Goodwill	26.3
Other intangible assets – net	5.0
Valuation allowance	(42.6)
Total assets held for sale	$37.1
Liabilities held for sale:
Other current liabilities	$0.9
Noncurrent operating lease liabilities	0.3
Total liabilities held for sale	1.2
Net assets held for sale	$35.9
On December 2, 2024, we sold the Voortman business to Second Nature Brands (“Second Nature”). The transaction included products sold under the Voortman brand, inclusive of certain trademarks, a leased manufacturing facility in Burlington, Ontario, and approximately 300 employees who supported the business. Under our ownership, the Voortman business generated net sales of approximately $65.0 in 2024, which represents a partial year of net sales reported in the Sweet Baked Snacks segment results following the acquisition of Hostess Brands on November 7, 2023. Net proceeds from the divestiture were $290.5, net of a preliminary working capital adjustment and cash transaction costs. During the second quarter of 2025, the disposal group met the criteria to be classified as held for sale, and as a result, an estimated pre-tax loss of $260.8 was recognized within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows. Upon close of the transaction during the third quarter of 2025, the pre-tax loss was adjusted to $268.4, reflecting the fair value of the disposal group as of the transaction date.
The following table summarizes the net assets and liabilities included in the disposal group associated with the Voortman business divestiture.

January 31, 2025
Voortman
Assets disposed:
Cash and cash equivalents	$1.4
Inventories	7.7
Other current assets	0.7
Property, plant, and equipment – net	33.9
Operating lease right-of-use assets	8.2
Goodwill	251.1
Other intangible assets – net	363.0
Total assets disposed	$666.0
Liabilities disposed:
Accrued expenses	$1.9
Current operating lease obligations	1.3
Deferred income taxes	95.2
Noncurrent operating lease liabilities	7.4
Other noncurrent liabilities	0.9
Total liabilities disposed	106.7
Net assets disposed	$559.3
On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods, Inc. (“TreeHouse Foods”). The transaction included Bick’s® pickles, Habitant® pickled beets, Woodman’s® horseradish, and McLarens® pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8 in 2024, which were included in the International operating segment. Final net proceeds from the divestiture were $25.3, inclusive of a working capital adjustment and cash transaction costs, resulting in a final pre-tax loss of $5.7, of which $5.2 was recognized during the second quarter of 2024, as the disposal group met the criteria to be classified as held for sale, and a valuation allowance was established to reflect the fair value of the disposal group less costs to sell. The valuation allowance was included within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows. Upon close of the transaction during the third quarter of 2024, the pre-tax loss was adjusted to $5.7, reflecting the fair value of the disposal group as of the transaction date.
On November 1, 2023, we sold the Sahale Snacks® business to Second Nature. The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1 in 2024, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $31.6, inclusive of a working capital adjustment and cash transaction costs, resulting in a final pre-tax loss of $6.7, of which $6.8 was recognized during the second quarter of 2024, as the disposal group met the criteria to be classified as held for sale, and a valuation allowance was established to reflect the fair value of the disposal group less costs to sell. The valuation allowance was included within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows. Upon close of the transaction during the third quarter of 2024, the pre-tax loss was adjusted to $6.7, reflecting the fair value of the disposal group as of the transaction date.
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
Note 5: Special Project Costs
Special project costs consist primarily of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, and restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs are generally recognized when deemed probable and reasonably estimable, retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with divestiture, acquisition, integration, and restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These special project costs are reported in cost of products sold, other special project costs, other debt gains (charges) – net, and other income (expense) – net in the Condensed Statements of Consolidated Income and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Divestiture Costs: Total divestiture costs incurred to date related to the divested Sahale Snacks and Canada condiment businesses were $7.2, which included $4.3 and $2.9 of employee-related and other transition and termination costs, respectively, all of which were cash charges. We incurred divestiture costs of $1.3 and $1.7 during the three and nine months ended January 31, 2025, respectively, primarily consisting of employee-related costs. As of January 31, 2025, we have incurred the majority of the anticipated costs related to these divestitures and expect minimal costs to be incurred during the remainder of 2025. The obligation related to severance and retention bonuses was $2.5 at April 30, 2024 and was fully satisfied as of January 31, 2025.
Furthermore, we identified opportunities to address certain distribution inefficiencies, as a result of the recent divestitures. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026, with approximately half of the costs expected to be recognized in 2025. We have recognized total cumulative costs of $3.1, of which $2.1 and $3.0 were recognized during the three and nine months ended January 31, 2025, respectively, primarily consisting of other transition and termination costs. For additional information, see Note 4: Divestitures.
Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $210.0 and include transaction costs, employee-related costs, and other transition and termination charges, with the majority expected to be cash charges.
The following table summarizes our integration costs incurred related to the acquisition of Hostess Brands.

	Three Months Ended January 31, 2025	Nine Months Ended January 31, 2025	Total Costs Incurred to Date at January 31, 2025
Transaction costs	$—	$—	$99.0
Employee-related costs	2.5	9.5	42.9
Other transition and termination costs	5.3	25.4	40.4
Total integration costs	$7.8	$34.9	$182.3
Cumulative noncash charges incurred through January 31, 2025, were $16.4 and include $1.7 and $13.2 during the three and nine months ended January 31, 2025, respectively, which primarily consist of accelerated depreciation. Transaction costs primarily reflect equity compensation payouts, legal fees, and fees related to a 364-day senior unsecured Bridge Term Loan Credit Facility (“Bridge Loan”) that provided committed financing for the acquisition of Hostess Brands. Other transition and termination costs primarily consist of contract termination charges, accelerated depreciation, and consulting fees. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs. The obligation related to severance and retention bonuses was $10.8 and $28.0 at January 31, 2025, and April 30, 2024, respectively. For additional information, see Note 3: Acquisition.

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
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers®, Dunkin’®, and Café Bustelo® branded coffee; the U.S. Retail Frozen Handheld and Spreads segment primarily includes the domestic sales of Uncrustables®, Jif®, and Smucker’s® branded products; the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix®, Milk-Bone®, Pup-Peroni®, and Canine Carry Outs® branded products; and the Sweet Baked Snacks segment primarily includes all domestic and foreign sales of Hostess branded products in all channels. With the exception of Sweet Baked Snacks products, International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).
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

The following table reconciles segment profit to income before income taxes.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net sales:
U.S. Retail Coffee	$740.6	$727.5	$2,068.0	$2,038.3
U.S. Retail Frozen Handheld and Spreads	445.2	436.8	1,427.2	1,365.1
U.S. Retail Pet Foods	423.0	465.2	1,268.1	1,370.2
Sweet Baked Snacks	278.6	300.3	927.8	300.3
International and Away From Home	298.6	299.4	891.2	899.1
Total net sales	$2,186.0	$2,229.2	$6,582.3	$5,973.0
Segment profit:
U.S. Retail Coffee	$208.6	$207.8	$583.9	$548.9
U.S. Retail Frozen Handheld and Spreads	99.2	104.1	334.3	338.3
U.S. Retail Pet Foods	116.8	109.5	353.5	288.0
Sweet Baked Snacks	54.8	68.0	199.8	68.0
International and Away From Home	61.6	50.4	178.2	147.0
Total segment profit	$541.0	$539.8	$1,649.7	$1,390.2
Amortization	(53.9)	(55.7)	(165.7)	(135.1)
Goodwill impairment charge	(794.3)	—	(794.3)	—
Other intangible assets impairment charge	(208.2)	—	(208.2)	—
Gain (loss) on divestitures – net	(50.2)	(0.3)	(311.0)	(12.9)
Interest expense – net	(95.4)	(99.8)	(294.5)	(167.0)
Change in net cumulative unallocated derivative gains and losses	60.0	(5.2)	41.7	(21.1)
Cost of products sold – special project costs	(1.1)	—	(11.7)	—
Other special project costs	(10.1)	(98.9)	(27.9)	(105.7)
Other debt gains (charges) – net	30.3	—	30.3	(19.5)
Corporate administrative expenses	(77.2)	(82.3)	(247.4)	(215.6)
Other income (expense) – net	(3.4)	(2.1)	(10.7)	(30.0)
Income before income taxes	$(662.5)	$195.5	$(349.7)	$683.3
The following table presents certain geographical information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net sales:
United States	$2,068.4	$2,094.7	$6,220.0	$5,567.4
International:
Canada	$89.8	$111.8	$271.9	$333.0
All other international	27.8	22.7	90.4	72.6
Total international	$117.6	$134.5	$362.3	$405.6
Total net sales	$2,186.0	$2,229.2	$6,582.3	$5,973.0

The following table presents product category information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024	Primary Reportable Segment (A)
Coffee	$830.8	$817.6	$2,339.7	$2,305.1	U.S. Retail Coffee
Sweet baked goods	266.1	270.2	841.9	270.2	Sweet Baked Snacks
Pet snacks	237.4	261.0	719.4	760.3	U.S. Retail Pet Foods
Frozen handheld	210.5	182.6	679.6	573.8	U.S. Retail Frozen Handheld and Spreads
Peanut butter	200.9	204.5	633.3	617.1	U.S. Retail Frozen Handheld and Spreads
Cat food	197.8	203.4	581.7	599.1	U.S. Retail Pet Foods
Fruit spreads	99.4	108.2	307.6	321.7	U.S. Retail Frozen Handheld and Spreads
Portion control	53.1	51.5	164.0	153.1	Other (B)
Cookies	12.9	30.1	86.3	30.1	Sweet Baked Snacks
Toppings and syrups	20.7	21.0	69.3	67.7	U.S. Retail Frozen Handheld and Spreads
Baking mixes and ingredients	23.2	23.1	66.3	68.0	Other (B)
Dog food	5.2	17.4	19.0	64.5	U.S. Retail Pet Foods
Other	28.0	38.6	74.2	142.3	Other (B)
Total net sales	$2,186.0	$2,229.2	$6,582.3	$5,973.0
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.
Note 7: Earnings per Share
We computed net income (loss) per common share (“basic earnings per share”) under the two-class method for the three and nine months ended January 31, 2025 and 2024, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. Further, we computed net income (loss) per common share – assuming dilution (“diluted earnings per share”) under the two-class and treasury stock methods to determine the method that was most dilutive, in accordance with FASB ASC 260, Earnings Per Share. For the three and nine months ended January 31, 2024, the computation of diluted earnings per share was more dilutive under the treasury stock method, as compared to the two-class method. Therefore, the treasury stock method was used. For the three and nine months ended January 31, 2025, we recognized a net loss, and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share.
The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net income (loss)	$(662.3)	$120.4	$(501.8)	$498.9
Less: Net income (loss) allocated to participating securities	—	—	—	0.2
Net income (loss) allocated to common stockholders	$(662.3)	$120.4	$(501.8)	$498.7
Weighted-average common shares outstanding	106.4	105.9	106.4	103.5
Add: Dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	106.4	105.9	106.4	103.5
Net income (loss) per common share	$(6.22)	$1.14	$(4.72)	$4.82
Net income (loss) per common share – assuming dilution	$(6.22)	$1.14	$(4.72)	$4.82

The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net income (loss)	$(662.3)	$120.4	$(501.8)	$498.9
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.4	105.9	106.4	103.5
Add: Dilutive effect of stock options	—	—	—	—
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	—	0.2	—	0.3
Weighted-average common shares outstanding – assuming dilution	106.4	106.1	106.4	103.8
Net income (loss) per common share – assuming dilution	$(6.22)	$1.13	$(4.72)	$4.81
Note 8: Goodwill and Other Intangible Assets

The following table summarizes the changes in our goodwill.

	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Balance at April 30, 2024	$2,090.9	$1,139.9	$1,580.2	$2,447.2	$391.7	$7,649.9
Impairment charges (A)	—	—	—	(794.3)	—	(794.3)
Divestiture	—	—	—	(277.4)	—	(277.4)
Other (B)(C)	—	—	—	(0.4)	(8.1)	(8.5)
Balance at January 31, 2025	$2,090.9	$1,139.9	$1,580.2	$1,375.1	$383.6	$6,569.7
(A)We have recognized accumulated goodwill impairment charges of $1,037.2 as of January 31, 2025.
(B)The amount classified as other in the Sweet Baked Snacks segment represents purchase accounting adjustments for the acquisition of Hostess Brands.
(C)The amount classified as other in the International and Away From Home segment represents foreign currency translation adjustments.
The following table summarizes our other intangible assets and related accumulated amortization and impairment charges including foreign currency exchange adjustments.

	January 31, 2025			April 30, 2024
	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,596.5	$2,048.3	$2,548.2	$4,766.7	$1,894.9	$2,871.8
Patents and technology	163.0	161.0	2.0	163.0	160.8	2.2
Trademarks	136.4	114.8	21.6	143.1	110.8	32.3
Total intangible assets subject to amortization	$4,895.9	$2,324.1	$2,571.8	$5,072.8	$2,166.5	$2,906.3
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$4,372.0	$432.7	$3,939.3	$4,572.7	$223.6	$4,349.1
Total other intangible assets	$9,267.9	$2,756.8	$6,511.1	$9,645.5	$2,390.1	$7,255.4

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1, and more often if indicators of impairment exist.
During the second quarter of 2025, the disposal group for the Voortman business was classified as held for sale, and as a result, a portion of the goodwill within the Sweet Baked Snacks reporting unit was allocated to the disposal group based on a preliminary relative fair value analysis. There were no indicators of impairment for the remaining goodwill of the Sweet Baked Snacks reporting unit as of October 31, 2024.
During the third quarter of 2025, we completed our long-range planning process, following the integration of the Hostess Brands business and operations, resulting in a decline in forecasted net sales and segment profit for the Sweet Baked Snacks segment. The declines in forecast are in line with the underperformance during the current fiscal year for both net sales and segment profit, primarily driven by increased inflationary pressures and diminished consumer discretionary income, which has led to slower than anticipated recovery in the sweet baked goods category. In addition, we have not met expectations from a distribution, merchandising, and competitive standpoint, which has resulted in lost market share.

As a result of the decline in both actual and forecasted net sales, as compared to the long-term projections utilized in the purchase price allocation, in conjunction with the narrow differences between estimated fair value and carrying value as of April 30, 2024, we performed an interim impairment analysis on the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark. Furthermore, on December 2, 2024, we divested the Voortman business, and as a result, we disposed $251.1 of goodwill within the Sweet Baked Snacks reporting unit. The amount of goodwill allocated to the disposal group was determined based on a relative fair value analysis, utilizing the updated long-range plan. The interim impairment analysis was completed following the disposal of goodwill allocated to the Voortman business. We recognized total pre-tax impairment charges of $1.0 billion during the third quarter of 2025, of which $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively, to the extent the carrying values exceeded the estimated fair values. These charges were included as noncash charges in our Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows.

The goodwill and indefinite-lived trademark within the Sweet Baked Snacks segment remain susceptible to future impairment charges, as the carrying values approximate estimated fair values due to the impairment charges recognized during the third quarter of 2025 and the recent acquisition of Hostess Brands. Any significant adverse change in our near or long-term projections or macroeconomic conditions would result in future impairment charges for the Sweet Baked Snacks segment.
There were no other indicators of impairment, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of January 31, 2025.
Note 9: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	January 31, 2025		April 30, 2024
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due March 15, 2025	$1,000.0	$999.9	$1,000.0	$999.3
3.38% Senior Notes due December 15, 2027	500.0	498.8	500.0	498.4
5.90% Senior Notes due November 15, 2028	750.0	745.4	750.0	744.5
2.38% Senior Notes due March 15, 2030	500.0	497.5	500.0	497.2
2.13% Senior Notes due March 15, 2032	364.5	361.2	500.0	495.2
6.20% Senior Notes due November 15, 2033	1,000.0	992.2	1,000.0	991.5
4.25% Senior Notes due March 15, 2035	650.0	645.8	650.0	645.5
2.75% Senior Notes due September 15, 2041	177.5	176.1	300.0	297.4
6.50% Senior Notes due November 15, 2043	750.0	737.0	750.0	736.5
4.38% Senior Notes due March 15, 2045	600.0	589.1	600.0	588.7
3.55% Senior Notes due March 15, 2050	161.2	159.3	300.0	296.2
6.50% Senior Notes due November 15, 2053	1,000.0	983.1	1,000.0	982.6
Total long-term debt	$7,453.2	$7,385.4	$7,850.0	$7,773.0
Current portion of long-term debt	1,000.0	999.9	1,000.0	999.3
Total long-term debt, less current portion	$6,453.2	$6,385.5	$6,850.0	$6,773.7
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.

In December 2024, we commenced cash tender offers to purchase up to $300.0 aggregate purchase price, not including accrued and unpaid interest, of certain outstanding Senior Notes. As a result, an aggregate principle amount of $122.5 of our 2.750% Senior Notes due 2041 and $138.8 of our 3.550% Senior Notes due 2050 were tendered and accepted, and $194.1 of our 2.125% Senior Notes due 2032 were tendered, of which $135.5 was accepted. We recorded a net gain on the extinguishment of debt of $30.3 during the three and nine months ended January 31, 2025, included within other debt gains (charges) – net on the Condensed Statement of Consolidated Income. Components of the net gain include debt carrying value write-off of $335.9 (inclusive of terminated interest rate contract, debt issuance costs, and discounts), net of the reacquisition price of $300.0, debt tender fees of $1.1, and a loss on the associated reverse treasury locks of $4.5. For additional information, see Note 11: Derivative Financial Instruments.
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
In September 2023, we entered into a commitment letter for a $5.2 billion Bridge Loan that provided committed financing for the acquisition of Hostess Brands, as disclosed in Note 3: Acquisition. No balances were drawn against this facility, as the commitment letter was terminated after completion of the Senior Notes offering and drawing on the Term Loan. Included in other debt gains (charges) – net on the Condensed Statement of Consolidated Income at January 31, 2024 was $19.5 related to financing fees associated with the Bridge Loan.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offered Rate, or Canadian Overnight Repo Rate Average, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility at January 31, 2025, or April 30, 2024.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2025, and April 30, 2024, we had $462.0 and $591.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 4.55 and 5.48 percent, respectively.

Interest paid totaled $126.9 and $20.6 for the three months ended January 31, 2025 and 2024, respectively, and $341.8 and $94.2 for the nine months ended January 31, 2025 and 2024, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and the payment of other debt fees.

Our debt instruments contain covenant restrictions, including an interest coverage ratio. As of January 31, 2025, we are in compliance with all covenants.

Note 10: Pensions and Other Postretirement Benefits
The following table summarizes our net periodic benefit cost for defined benefit pension and other postretirement benefit plans.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2025	2024	2025	2024
Service cost	$0.1	$0.2	$0.2	$0.2
Interest cost	4.5	4.5	0.7	0.7
Expected return on plan assets	(3.1)	(4.0)	—	—
Amortization of net actuarial loss (gain)	1.1	1.0	(0.5)	(0.4)
Amortization of prior service cost (credit)	—	—	(0.2)	(0.1)
Net periodic benefit cost	$2.6	$1.7	$0.2	$0.4

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2025	2024	2025	2024
Service cost	$0.5	$0.7	$0.5	$0.6
Interest cost	13.3	13.8	2.0	2.0
Expected return on plan assets	(9.3)	(12.2)	—	—
Amortization of net actuarial loss (gain)	3.3	2.7	(1.5)	(1.2)
Amortization of prior service cost (credit)	0.1	0.1	(0.5)	(0.4)
Settlement loss (gain)	—	3.2	—	—
Net periodic benefit cost	$7.9	$8.3	$0.5	$1.0
In 2021, we transferred obligations related to our Canadian defined benefit pension plan to an insurance company through the purchase of an irrevocable group annuity contract (the “Canadian Buy-Out Contract”). The group annuity contract was purchased using assets from the pension trust. During the first quarter of 2024, we received corporate approval to proceed with distribution of the surplus that remains within the Canadian defined benefit pension plan. As a result, we recognized a noncash pre-tax settlement charge of $3.2 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members, which is subject to regulatory approval before a payout can be made. The settlement charge was included within other income (expense) – net in the Condensed Statement of Consolidated Income. We did not recognize any charges related to the Canadian Buy-Out Contract during the three and nine months ended January 31, 2025.

During the first nine months of 2025, we made contributions of $1.0 to our U.S. qualified defined benefit pension plans. Additionally, we made direct benefit payments of $2.7 and $2.8 for the nine months ended January 31, 2025 and 2024, respectively.
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
Commodity Derivatives: We enter into commodity derivatives to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, wheat, soybean meal, corn, and edible oils. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
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
In November 2024, we entered into reverse treasury locks to manage our exposure to interest rate fluctuations related to the tender offers. In December 2024, concurrent with the pricing of the tender offers, we settled the reverse treasury locks and realized a net loss of $4.5 during the three months ended January 31, 2025, recognized in earnings within other debt gains (charges) – net on the Condensed Statement of Consolidated Income, netting with the gain on extinguishment associated with the tender offers. For additional information, see Note 9: Debt and Financing Arrangements.
Equity Forward Derivative: During the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. We did not qualify the forward sale derivative contract for hedge accounting treatment, and as a result, derivative gains and losses associated with the economic hedge were immediately recognized in earnings within other income (expense) – net in the Condensed Statement of Consolidated Income, netting with the change in fair value of the underlying shares. All 5.4 million shares of Post common stock were hedged and later settled on November 15, 2023, for $466.3, resulting in a pre-tax gain of $5.4 during the year ended April 30, 2024, inclusive of a realized pre-tax loss of $28.2 and gain of $5.4 recognized during the three and nine months ended January 31, 2024, respectively. For additional information, see Note 4: Divestitures.
The following table presents the gross notional value of outstanding derivative contracts.

	January 31, 2025	April 30, 2024
Commodity contracts	$1,534.4	$787.7
Foreign currency exchange contracts	98.0	98.6
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2025
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$57.0	$36.6	$—	$—
Foreign currency exchange contracts	4.4	—	0.2	—
Total derivative instruments	$61.4	$36.6	$0.2	$—

	April 30, 2024
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$35.8	$9.3	$—	$0.1
Foreign currency exchange contracts	1.9	0.1	—	—
Total derivative instruments	$37.7	$9.4	$—	$0.1

We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $8.5 and collateral received of $1.9 at January 31, 2025, and April 30, 2024, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin accounts is included in other – net, investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold in the Condensed Statements of Consolidated Income on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Derivative gains (losses) on commodity contracts	$60.1	$(6.1)	$50.7	$(3.3)
Derivative gains (losses) on foreign currency exchange contracts	3.8	(3.3)	5.5	(0.7)
Total derivative gains (losses) recognized in cost of products sold	$63.9	$(9.4)	$56.2	$(4.0)
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net derivative gains (losses) recognized and classified as unallocated	$63.9	$(9.4)	$56.2	$(4.0)
Less: Net derivative gains (losses) reclassified to segment operating profit	3.9	(4.2)	14.5	17.1
Change in net cumulative unallocated derivative gains and losses	$60.0	$(5.2)	$41.7	$(21.1)
The net cumulative unallocated derivative gains were $64.3 and $22.6 at January 31, 2025, and April 30, 2024, respectively.
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

The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.0)	(3.3)	(9.8)	(10.1)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to other debt gains (charges) – net (B)	(56.9)	—	(56.9)	—
Change in accumulated other comprehensive income (loss)	$59.9	$3.3	$66.7	$10.1
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income was $95.4 and $99.8 for the three months ended January 31, 2025 and 2024, respectively, and $294.5 and $167.0 for the nine months ended January 31, 2025 and 2024, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.
(B)Other debt gains (charges) – net, as presented in the Condensed Statement of Consolidated Income was $30.3 for the three and nine months ended January 31, 2025. The reclassification is related to the debt extinguishment due to the tender offers, as discussed in Note 9: Debt and Financing Arrangements.
Included as a component of accumulated other comprehensive income (loss) at January 31, 2025, and April 30, 2024, were deferred net pre-tax losses of $120.4 and $187.1, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) at January 31, 2025, and April 30, 2024, was $28.3 and $44.0, respectively. Approximately $12.5 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2025		April 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$21.2	$21.2	$22.1	$22.1
Derivative financial instruments – net	25.0	25.0	28.2	28.2
Total long-term debt	(7,385.4)	(7,514.1)	(7,773.0)	(7,652.9)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2025
Marketable securities and other investments: (A)
Equity mutual funds	$4.2	$—	$—	$4.2
Municipal obligations	—	15.9	—	15.9
Money market funds	1.1	—	—	1.1
Derivative financial instruments: (B)
Commodity contracts – net	20.4	—	—	20.4
Foreign currency exchange contracts – net	0.1	4.5	—	4.6
Total long-term debt (C)	(7,514.1)	—	—	(7,514.1)
Total financial instruments measured at fair value	$(7,488.3)	$20.4	$—	$(7,467.9)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2024
Marketable securities and other investments: (A)
Equity mutual funds	$4.5	$—	$—	$4.5
Municipal obligations	—	17.2	—	17.2
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	26.7	(0.3)	—	26.4
Foreign currency exchange contracts – net	0.5	1.3	—	1.8
Total long-term debt (C)	(7,652.9)	—	—	(7,652.9)
Total financial instruments measured at fair value	$(7,620.8)	$18.2	$—	$(7,602.6)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2025, our municipal obligations are scheduled to mature as follows: $0.2 in 2025, $0.8 in 2026, $3.9 in 2027, $0.4 in 2028, $3.3 in 2029, and the remaining $7.3 in 2030 and beyond.
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
During the third quarter of 2025, we recognized nonrecurring fair value adjustments of $1.0 billion, of which $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. These adjustments were included as noncash charges in our Condensed Statement of Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the reporting unit and the indefinite-lived trademark. For additional information, see Note 8: Goodwill and Other Intangible Assets.
As of January 31, 2025, the disposal group of certain Sweet Baked Snacks value brands met the criteria to be classified as held for sale, and as a result, a valuation allowance of $42.6 was established to reflect the fair value of the disposal group less costs to sell, which was based on the expected proceeds and the estimated carrying value of the net assets to be disposed. The estimated pre-tax loss on the disposal group was included within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the disposal group. Furthermore, the valuation allowance for the disposal group included the impact of an allocation of $26.3 of goodwill from the Sweet Baked Snacks segment, which was determined based on a relative fair value analysis. For additional information, see Note 4: Divestitures.

During the second quarter of 2025, the disposal group for the Voortman business was classified as held for sale, and as a result, an estimated pre-tax loss of $260.8 was recognized within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Income. Upon close of the transaction during the third quarter of 2025, the pre-tax loss was adjusted to $268.4, reflecting the fair value of the disposal group as of the transaction date. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the disposal group. Furthermore, the pre-tax loss for the divested Voortman business included the impact of an allocation of $251.1 of goodwill from the Sweet Baked Snacks segment, which was determined based on a relative fair value analysis. For additional information, see Note 4: Divestitures and Note 8: Goodwill and Other Intangible Assets.
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
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2025	April 30, 2024
Operating lease right-of-use assets	$121.4	$174.6
Operating lease liabilities:
Current operating lease liabilities	$38.0	$40.5
Noncurrent operating lease liabilities	89.8	143.5
Total operating lease liabilities	$127.8	$184.0

Finance lease right-of-use assets:
Machinery and equipment	$22.8	$18.7
Accumulated depreciation	(12.1)	(8.0)
Total property, plant, and equipment	$10.7	$10.7
Finance lease liabilities:
Other current liabilities	$3.1	$2.8
Other noncurrent liabilities	8.1	8.3
Total finance lease liabilities	$11.2	$11.1

The following table summarizes the components of lease expense.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Operating lease cost	$11.0	$13.1	$35.5	$37.0
Finance lease cost:
Amortization of right-of-use assets	0.9	0.7	2.5	2.7
Interest on lease liabilities	0.2	0.1	0.5	0.4
Variable lease cost	3.9	6.4	16.2	17.6
Short-term lease cost	9.4	11.8	33.3	32.4
Total lease cost (A)	$25.4	$32.1	$88.0	$90.1
(A)Total lease cost does not include sublease income which is immaterial for all years presented.
The following table sets forth cash flow and noncash information related to leases.

	Nine Months Ended January 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36.5	$36.9
Operating cash flows from finance leases	0.4	0.4
Financing cash flows from finance leases	2.6	2.6
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	8.7	91.9
Finance leases	2.6	8.0
The following table summarizes the maturity of our lease liabilities by fiscal year.

	January 31, 2025
	Operating Leases	Finance Leases
2025 (remainder of the year)	$10.6	$0.9
2026	41.2	3.4
2027	21.4	3.1
2028	12.3	2.9
2029	10.9	1.5
2030 and beyond	52.9	0.5
Total undiscounted minimum lease payments	$149.3	$12.3
Less: Imputed interest	21.5	1.1
Lease liabilities	$127.8	$11.2
The following table sets forth the weighted average remaining lease term and discount rate.

	January 31, 2025	April 30, 2024
Weighted average remaining lease term (in years):
Operating leases	6.1	6.2
Finance leases	3.8	4.3

Weighted average discount rate:
Operating leases	4.6%	4.3%
Finance leases	5.0%	4.8%

Note 14: Income Taxes
Income taxes decreased $75.3, or 100 percent, during the three months ended January 31, 2025, as compared to the prior year. The effective income tax rate for the third quarter of 2025 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and an unfavorable permanent impact associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit, partially offset by the reversal of a deferred tax liability upon completion of the sale of the Voortman Cookies Limited entity, and a favorable noncash deferred tax benefit associated with the integration of Hostess Brands into our Company. The effective income tax rate for the third quarter of 2024 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and unfavorable tax impacts associated with the acquisition of Hostess Brands.

Income taxes decreased $32.3, or 18 percent, during the nine months ended January 31, 2025, as compared to the prior year. The effective income tax rate for the first nine months of 2025 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and unfavorable permanent impacts associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit and the sale of the Voortman business, partially offset by the favorable noncash deferred tax benefit associated with the integration of Hostess Brands into our Company. The effective income tax rate for the first nine months of 2024 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and unfavorable tax impacts associated with the acquisition of Hostess Brands, partially offset by a favorable tax impact of the sale of the Sahale Snacks business.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $0.8, primarily as a result of the expiration of statute of limitation periods.
Note 15: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income (loss), are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2024	$(39.2)	$(143.1)	$(53.4)	$1.1	$(234.6)
Reclassification adjustments	—	66.7	1.4	—	68.1
Current period credit (charge)	(14.3)	—	—	(0.5)	(14.8)
Income tax benefit (expense)	—	(15.7)	(0.4)	0.1	(16.0)
Balance at January 31, 2025	$(53.5)	$(92.1)	$(52.4)	$0.7	$(197.3)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2023	$(34.3)	$(153.6)	$(52.7)	$1.4	$(239.2)
Reclassification adjustments	—	10.1	4.4	—	14.5
Current period credit (charge)	2.4	—	(3.2)	0.3	(0.5)
Income tax benefit (expense)	—	(1.9)	(0.2)	(0.1)	(2.2)
Balance at January 31, 2024	$(31.9)	$(145.4)	$(51.7)	$1.6	$(227.4)
(A)The reclassification from accumulated other comprehensive income (loss) is primarily composed of deferred gains (losses) related to terminated interest rate contracts which were reclassified to interest expense – net. In addition, a portion of the reclassification in 2025 was reclassified to other debt gains (charges) – net resulting from the extinguishment of debt from the tender offers. For additional information, see Note 11: Derivative Financial Instruments and Note 9: Debt and Financing Arrangements.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. For additional information, see Note 10: Pensions and Other Postretirement Benefits.

Note 16: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2025. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2025, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: We are defendants in ongoing consumer litigation associated with a voluntary recall of select Jif peanut butter products initiated in May 2022. The outcome and financial impact of this litigation cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2025, as the likelihood of loss is not considered probable or reasonably estimable.
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
On November 3, 2022, pursuant to the agreement with the RWI insurers, Voortman brought claims in the Ontario (Canada) Superior Court of Justice (the “Claim”), related to the breaches against certain of the Sellers. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce Hostess Brands to overpay for Voortman. We are seeking damages of $109.0 CAD representing the amount of the aggregate liability of the Sellers for indemnification under the Purchase Agreement, $5.0 CAD in punitive or aggravated damages, interest, proceedings fees, and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although we believe that the Claim is meritorious, no assurance can be given as to whether we will recover all, or any part, of the amounts being pursued. We retained rights to the Claim upon the divestiture of the Voortman business in the third quarter of 2025.
Note 17: Common Shares
The following table sets forth common share information.

	January 31, 2025	April 30, 2024
Common shares authorized	300.0	300.0
Common shares outstanding	106.4	106.2
Treasury shares	44.1	44.3
Repurchase Program: During the nine months ended January 31, 2025, we did not repurchase any common shares under a repurchase plan authorized by the Board of Directors (the “Board”). As of January 31, 2025, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations.
On March 2, 2023, we entered into a share repurchase plan (the “10b5-1 Plan”) established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. During the first quarter of 2024, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan. In accordance with The Inflation Reduction Act of 2022, H.R. 5376 (the “Inflation Reduction Act”), a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024 and included within additional capital in our Condensed Consolidated Balance Sheet. An accrued excise tax of $6.7 was paid during the nine months ended January 31, 2025, which was related to the shares repurchased under the 10b5-1 Plan during 2023 and 2024.
All other share repurchases during the nine months ended January 31, 2025 and 2024, consisted of shares repurchased from stock plan recipients in lieu of cash payments.
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
Note 18: Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Condensed Statements of Consolidated Cash Flows. Included in accounts payable in the Condensed Consolidated Balance Sheets as of January 31, 2025, and April 30, 2024, were $315.1 and $384.9 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers. During the first nine months of 2025 and 2024, we paid $1,211.9 and $1,280.6, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2025 and 2024. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On January 31, 2025, we entered into a definitive agreement to sell certain Sweet Baked Snacks value brands to JTM. We expect the transaction to close during the fourth quarter of 2025. The transaction includes certain trademarks and licenses, the manufacturing facility in Chicago, Illinois, and approximately 400 employees who support the business. Under our ownership, these Sweet Baked Snacks value brands generated net sales of approximately $30.0 in 2024, which represents a partial year of net sales reported in the Sweet Baked Snacks segment results following the acquisition of Hostess Brands on November 7, 2023. The transaction is valued at approximately $40.0, subject to a working capital adjustment. As of January 31, 2025, the disposal group met the criteria to be classified as held for sale, and as a result, a valuation allowance was established to reflect the fair value of the disposal group less costs to sell, which was based on the expected proceeds and the estimated carrying value of the net assets to be disposed. The valuation allowance was included within assets held for sale – net in the Condensed Consolidated Balance Sheet, and the estimated pre-tax loss on the disposal group of $42.6 was included within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows.

On December 2, 2024, we sold the Voortman business to Second Nature. The transaction included products sold under the Voortman brand, inclusive of certain trademarks, a leased manufacturing facility in Burlington, Ontario, and approximately 300 employees who supported the business. Under our ownership, the Voortman business generated net sales of approximately $65.0 in 2024, which represents a partial year of net sales reported in the Sweet Baked Snacks segment results following the acquisition of Hostess Brands on November 7, 2023. Net proceeds from the divestiture were $290.5, net of a preliminary working capital adjustment and cash transaction costs. During the second quarter of 2025, the disposal group met the criteria to be classified as held for sale, and as a result, an estimated pre-tax loss of $260.8 was recognized within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows. Upon close of the transaction during the third quarter of 2025, the pre-tax loss was adjusted to $268.4, reflecting the fair value of the disposal group as of the transaction date.
On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods. The transaction included Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8 in 2024, included in the International operating segment. Final net proceeds from the divestiture were $25.3, inclusive of a working capital adjustment and cash transaction costs, resulting in a final pre-tax loss of $5.7, of which $5.2 was recognized during the second quarter of 2024, as the disposal group met the criteria to be classified as held for sale, and a valuation allowance was established to reflect the fair value of the disposal group less costs to sell. The valuation allowance was included within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows. Upon close of the transaction during the third quarter of 2024, the pre-tax loss was adjusted to $5.7, reflecting the fair value of the disposal group as of the transaction date.
On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands. The total purchase consideration in connection with the acquisition was $5.4 billion, which reflects an exchange offer of all outstanding shares of Hostess Brands common stock at a price of $34.25 per share, consisting of $30.00 in cash and 0.03002 shares of our common shares, based on the closing stock price on September 8, 2023, that were exchanged for each share of Hostess Brands common stock as of the transaction date. The purchase price included the issuance of approximately 4.0 million of our common shares to Hostess Brands’ shareholders, valued at $450.2. In addition, we paid $3.9 billion in cash, net of cash acquired, and assumed $991.0 of debt from Hostess Brands and $67.8 of an other debt-like item, reflecting consideration transferred for the cash payment of Hostess Brands’ employee equity awards. New debt of $5.0 billion was borrowed, consisting of $3.5 billion in Senior Notes, an $800.0 Term Loan, and $700.0 of short-term borrowings under our commercial paper program to partially fund the transaction and pay off the debt assumed as part of the acquisition. Hostess Brands is a manufacturer and marketer of sweet baked goods brands and included Hostess Donettes, Twinkies, CupCakes, DingDongs, Zingers, CoffeeCakes, HoHos, Mini Muffins, and Fruit Pies, and the Voortman brand at the acquisition date. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois. During the first nine months of 2025, the acquired business contributed net sales of $927.8. We anticipate cost synergies of approximately $100.0, which are expected to be achieved by the end of 2026. To date, we have achieved cost synergies of approximately $64.0, of which approximately $53.0 was achieved during the first nine months of 2025.
On November 1, 2023, we sold the Sahale Snacks business to Second Nature. The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1 in 2024, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $31.6, inclusive of a working capital adjustment and cash transaction costs, resulting in a final pre-tax loss of $6.7, of which $6.8 was recognized during the second quarter of 2024, as the disposal group met the criteria to be classified as held for sale, and a valuation allowance was established to reflect the fair value of the disposal group less costs to sell. The valuation allowance was included within loss (gain) on divestitures – net in the Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows. Upon close of the transaction during the third quarter of 2024, the pre-tax loss was adjusted to $6.7, reflecting the fair value of the disposal group as of the transaction date.
On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as the private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction in 2023. During the first half of 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-

tax loss. Furthermore, during the first quarter of 2024, we entered into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were settled for $466.3 under the equity forward contract on November 15, 2023.
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
Trends Affecting our Business
During the first nine months of 2025, we continued to experience input cost inflation and a dynamic macroeconomic environment, which we anticipate will persist through the remainder of 2025. Further, the higher costs have required price increases across our business, and we anticipate the price elasticity of demand will remain elevated during 2025 as consumers continue to experience broader inflationary pressures. In response to the inflationary pressures, we continue to focus on the delivery of our company-wide transformation initiative to deliberately translate our continuous improvement mindset into sustainable productivity initiatives in order to grow our profit margins and reinvest in the Company to enable future growth and cost savings.

In addition, it is possible significant disruptions in our supply chain could occur if certain geopolitical events continue to impact markets around the world, including the impact of potential shipping delays due to supply and demand imbalances, as well as labor shortages and tariffs. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety, business continuity, and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during periods of high demand. However, to the extent that high demand levels or supply chain disruptions delay order fulfillment, we may experience volume loss and elevated penalties. Although we do not have any operations in Russia, Ukraine, Israel, or Palestine, we continue to monitor the environment for any significant escalation or expansion of economic or supply chain disruptions, including broader inflationary costs, as well as regional or global economic recessions.

Overall, broad-based supply chain disruptions and the impact of inflation remain uncertain. We will continue to evaluate the nature and extent to which supply chain disruptions and inflation will impact our business, supply chain, including labor availability and attrition, results of operations, financial condition, and liquidity.
Results of Operations

	Three Months Ended January 31,			Nine Months Ended January 31,
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Net sales	$2,186.0	$2,229.2	(2)%	$6,582.3	$5,973.0	10%
Gross profit	$878.1	$823.1	7	$2,561.4	$2,202.1	16
% of net sales	40.2%	36.9%		38.9%	36.9%
Operating income (loss)	$(594.0)	$297.4	n/m	$(74.8)	$899.8	(108)
% of net sales	(27.2)%	13.3%		(1.1)%	15.1%
Net income (loss):
Net income (loss)	$(662.3)	$120.4	n/m	$(501.8)	$498.9	n/m
Net income (loss) per common share – assuming dilution	$(6.22)	$1.13	n/m	$(4.72)	$4.81	n/m
Adjusted gross profit (A)	$819.2	$828.3	(1)	$2,531.4	$2,223.2	14
% of net sales	37.5%	37.2%		38.5%	37.2%
Adjusted operating income (A)	$463.8	$457.5	1	$1,402.3	$1,174.6	19
% of net sales	21.2%	20.5%		21.3%	19.7%
Adjusted income: (A)
Income	$278.3	$262.6	6	$832.0	$754.6	10
Earnings per share – assuming dilution	$2.61	$2.48	5	$7.80	$7.27	7
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.

Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2025	2024	Increase (Decrease)	%	2025		2024	Increase (Decrease)	%
Net sales	$2,186.0	$2,229.2	$(43.2)	(2)%	$6,582.3		$5,973.0	$609.3	10%
Hostess Brands acquisition	(20.1)	—	(20.1)	(1)	(669.3)		—	(669.3)	(11)
Voortman divestiture	—	(20.2)	20.2	1	—	0	(20.2)	20.2	—
Canada condiment divestiture	—	(10.4)	10.4	—	—		(43.8)	43.8	1
Sahale Snacks divestiture	—	—	—	—	—		(24.1)	24.1	—
Foreign currency exchange	4.2	—	4.2	—	6.8		—	6.8	—
Net sales excluding acquisition, divestitures, and foreign currency exchange (A)	$2,170.1	$2,198.6	$(28.5)	(1)%	$5,919.8		$5,884.9	$34.9	1%
Amounts may not add due to rounding.
(A)     Net sales excluding acquisition, divestitures, and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the third quarter of 2025 decreased $43.2, or 2 percent, which includes incremental net sales in the current year of $20.1 related to the Hostess Brands acquisition, partially offset by $30.6 of noncomparable net sales in the prior year related to divestitures. Net sales excluding acquisition, divestitures, and foreign currency exchange decreased $28.5, or 1 percent. Volume/mix decreased net sales by 5 percentage points, primarily driven by decreases for coffee, dog snacks, and lower contract manufacturing sales related to the divested pet food brands, partially offset by an increase for Uncrustables sandwiches. Net price realization contributed 3 percentage points to net sales, primarily reflecting higher net pricing for coffee.
Net sales in the first nine months of 2025 increased $609.3, or 10 percent, which includes incremental net sales in the current year of $669.3 related to the Hostess Brands acquisition, partially offset by $88.1 of noncomparable net sales in the prior year related to divestitures. Net sales excluding acquisition, divestitures, and foreign currency exchange increased $34.9, or 1 percent. Net price realization contributed 1 percentage point to net sales, reflecting higher net pricing for coffee, partially offset by lower net pricing for cat food and dog snacks. Volume/mix decreased net sales by 1 percentage point, primarily driven by lower contract manufacturing sales related to the divested pet food brands and decreases for coffee and dog snacks, partially offset by an increase for Uncrustables sandwiches.
Operating Income (Loss)
The following table presents the components of operating income (loss) as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Gross profit	40.2%	36.9%	38.9%	36.9%
Selling, distribution, and administrative expenses:
Marketing	5.2%	4.8%	5.2%	5.1%
Selling	2.9	2.9	3.0	3.0
Distribution	3.4	3.1	3.3	3.2
General and administrative	5.4	5.9	5.9	5.7
Total selling, distribution, and administrative expenses	16.8%	16.8%	17.4%	17.1%
Amortization	2.5	2.5	2.5	2.3
Goodwill impairment charge	36.3	—	12.1	—
Other intangible assets impairment charge	9.5	—	3.2	—
Other special project costs	0.5	4.4	0.4	1.8
Loss (gain) on divestitures – net	2.3	—	4.7	0.2
Other operating expense (income) – net	(0.6)	(0.1)	(0.3)	0.5
Operating income (loss)	(27.2)%	13.3%	(1.1)%	15.1%
Amounts may not add due to rounding.

Gross profit increased $55.0, or 7 percent, in the third quarter of 2025, primarily reflecting higher net price realization, lower costs, and the noncomparable benefit of Hostess Brands, partially offset by unfavorable volume/mix and the noncomparable impact of divestitures.
Operating income (loss) decreased $891.4, primarily reflecting noncash impairment charges of $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, respectively, and the $50.2 net pre-tax loss on divestitures, reflecting the $42.6 pre-tax loss on the disposal group of certain Sweet Baked Snacks value brands classified as held for sale and a $7.6 adjustment to the Voortman brand disposal group. These impacts were partially offset by an $88.8 decrease in other special project costs, primarily related to integration costs associated with the acquisition of Hostess Brands, and the increase in gross profit.
Our non-GAAP financial measures are adjusted to exclude amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $9.1, or 1 percent, as compared to the prior year, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses as compared to GAAP gross profit. Operating income (loss) excluding non-GAAP adjustments (“adjusted operating income”) increased $6.3, or 1 percent, as compared to the prior year, further reflecting the exclusion of the noncash impairment charges of $1.0 billion associated with the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, the $50.2 net pre-tax loss on divestitures, and other special project costs.
Gross profit increased $359.3, or 16 percent, in the first nine months of 2025, primarily reflecting the noncomparable benefit of Hostess Brands, higher net price realization, lower costs, and favorable volume/mix, partially offset by the noncomparable impact of divestitures.
Operating income (loss) decreased $974.6, or 108 percent, primarily reflecting noncash impairment charges of $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, respectively, the $311.0 net pre-tax loss on divestitures, reflecting the $42.6 pre-tax loss on the disposal group of certain Sweet Baked Snacks value brands classified as held for sale and the $268.4 pre-tax loss on the divested Voortman business, and a $127.1 increase in selling, distribution, and administrative (“SD&A”) expenses. These impacts were partially offset by the increase in gross profit, a $77.8 decrease in other special project costs primarily related to integration costs associated with the acquisition of Hostess Brands, and lapping a $39.1 charge in the prior year related to the termination of a supplier agreement.
Adjusted gross profit increased $308.2, or 14 percent, as compared to the prior year, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses and the exclusion of special project costs as compared to GAAP gross profit. Adjusted operating income increased $227.7, or 19 percent, as compared to the prior year, further reflecting the exclusion of the noncash impairment charges of $1.0 billion associated with the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, the $311.0 net pre-tax loss on divestitures, and other special project costs.
Interest Expense
Net interest expense decreased $4.4 during the third quarter of 2025, primarily reflecting a decrease in interest expense related to the Term Loan that was prepaid in full during the fourth quarter of 2024. Net interest expense increased $127.5 during the first nine months of 2025, primarily due to increased interest expense related to the new Senior Notes issued during 2024 to partially finance the acquisition of Hostess Brands. For additional information, refer to Note 9: Debt and Financing Arrangements.
Income Taxes
Income taxes decreased $75.3, or 100 percent, during the three months ended January 31, 2025, as compared to the prior year. The effective income tax rate for the third quarter of 2025 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and an unfavorable permanent impact associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit, partially offset by the reversal of the deferred tax liability upon completion of the sale of the Voortman Cookies Limited entity, and a favorable noncash deferred tax benefit associated with the integration of Hostess Brands into our Company. The effective income tax rate for the third quarter of 2024 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and unfavorable tax impacts associated with the acquisition of Hostess Brands.

Income taxes decreased $32.3, or 18 percent, during the nine months ended January 31, 2025, as compared to the prior year. The effective income tax rate for the first nine months of 2025 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and the unfavorable permanent impacts associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit and the sale of the Voortman business, partially offset by the favorable noncash deferred tax benefit associated with the integration of Hostess Brands into our Company. The effective income tax rate for the first nine months of 2024 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and unfavorable tax impacts associated with the acquisition of Hostess Brands, partially offset by a favorable tax impact of the sale of the Sahale Snacks business.

For additional information, refer to Note 4: Divestitures and Note 14: Income Taxes.
Special Project Costs
Divestiture Costs: Total divestiture costs incurred to date related to the divested Sahale Snacks and Canada condiment businesses were $7.2, which included $4.3 and $2.9 of employee-related and other transition and termination costs, respectively, all of which were cash charges. We incurred divestiture costs of $1.3 and $1.7 during the three and nine months ended January 31, 2025, respectively, primarily consisting of employee-related costs. As of January 31, 2025, we have incurred the majority of the anticipated costs related to these divestitures and expect minimal costs to be incurred during the remainder of 2025.

Furthermore, we identified opportunities to address certain distribution inefficiencies, as a result of the recent divestitures. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026, with approximately half of the costs expected to be recognized in 2025. We have recognized total cumulative costs of $3.1, of which $2.1 and $3.0 were recognized during the three and nine months ended January 31, 2025, respectively, primarily consisting of other transition and termination costs.

Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $210.0 and include transaction costs, employee-related costs, and other transition and termination charges, with the majority expected to be cash charges. We have recognized total cumulative integration costs of $182.3, of which $7.8 and $34.9 were recognized during the three and nine months ended January 31, 2025, respectively. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs.

For further information on these costs, refer to Note 5: Special Project Costs.
Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, and Sweet Baked Snacks. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; the U.S. Retail Frozen Handheld and Spreads segment primarily includes the domestic sales of Uncrustables, Jif , and Smucker’s branded products; the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; and the Sweet Baked Snacks segment primarily includes all domestic and foreign sales of Hostess branded products in all channels. With the exception of Sweet Baked Snacks products, International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).

	Three Months Ended January 31,			Nine Months Ended January 31,
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$740.6	$727.5	2%	$2,068.0	$2,038.3	1%
U.S. Retail Frozen Handheld and Spreads	445.2	436.8	2	1,427.2	1,365.1	5
U.S. Retail Pet Foods	423.0	465.2	(9)	1,268.1	1,370.2	(7)
Sweet Baked Snacks	278.6	300.3	(7)	927.8	300.3	n/m
International and Away From Home	298.6	299.4	—	891.2	899.1	(1)
Segment profit:
U.S. Retail Coffee	$208.6	$207.8	—%	$583.9	$548.9	6%
U.S. Retail Frozen Handheld and Spreads	99.2	104.1	(5)	334.3	338.3	(1)
U.S. Retail Pet Foods	116.8	109.5	7	353.5	288.0	23
Sweet Baked Snacks	54.8	68.0	(19)	199.8	68.0	n/m
International and Away From Home	61.6	50.4	22	178.2	147.0	21
Segment profit margin:
U.S. Retail Coffee	28.2%	28.6%		28.2%	26.9%
U.S. Retail Frozen Handheld and Spreads	22.3	23.8		23.4	24.8
U.S. Retail Pet Foods	27.6	23.5		27.9	21.0
Sweet Baked Snacks	19.7	22.6		21.5	22.6
International and Away From Home	20.6	16.8		20.0	16.3
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $13.1 in the third quarter of 2025. Net price realization increased net sales by 9 percentage points, primarily driven by higher net pricing for the Folgers and Café Bustelo brands. Volume/mix decreased net sales by 7 percentage points, reflecting decreases for the Folgers and Dunkin’ brands, partially offset by an increase for the Café Bustelo brand. Segment profit increased $0.8, primarily reflecting higher net price realization and favorable property taxes, mostly offset by higher commodity costs and unfavorable volume/mix.
The U.S. Retail Coffee segment net sales increased $29.7 in the first nine months of 2025. Net price realization increased net sales by 4 percentage points, primarily driven by higher net pricing for the Folgers and Café Bustelo brands, partially offset by lower net pricing for the Dunkin’ brand. Volume/mix decreased net sales by 2 percentage points, primarily reflecting decreases for the Dunkin’ and Folgers brands, partially offset by an increase for the Café Bustelo brand. Segment profit increased $35.0, primarily reflecting higher net price realization, lapping the $39.1 charge in the prior year related to the termination of a supplier agreement, lower marketing spend, favorable property taxes, and lower selling expense, partially offset by higher commodity costs and unfavorable volume/mix.
U.S. Retail Frozen Handheld and Spreads
The U.S. Retail Frozen Handheld and Spreads segment net sales increased $8.4 in the third quarter of 2025. Volume/mix contributed 2 percentage points to net sales, primarily reflecting an increase for Uncrustables sandwiches, partially offset by decreases for fruit spreads and peanut butter. Net price realization was neutral to net sales, as higher trade spend for peanut butter was mostly offset by higher net pricing for toppings and syrups. Segment profit decreased $4.9, primarily reflecting higher costs, partially offset by lower pre-production expenses primarily related to the new Uncrustables sandwiches manufacturing facility.
The U.S. Retail Frozen Handheld and Spreads segment net sales increased $62.1 in the first nine months of 2025, inclusive of the impact of $15.1 of noncomparable net sales in the prior year related to the divested Sahale Snacks business. Excluding the noncomparable impact of the divestiture, net sales increased $77.2, or 6 percent. Volume/mix contributed 6 percentage points to net sales, primarily reflecting increases for Uncrustables sandwiches and peanut butter, partially offset by a decrease for fruit spreads. Net price realization was neutral to net sales as lower net pricing for Uncrustables sandwiches was mostly offset by higher net pricing for Jif peanut butter, reflecting a list price increase for peanut butter implemented in the prior year, and Smucker’s toppings and syrups. Segment profit decreased $4.0, primarily reflecting higher marketing spend, pre-production expenses related to the new Uncrustables sandwiches manufacturing facility, higher costs, and lower net price realization, partially offset by favorable volume/mix.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $42.2 in the third quarter of 2025. Volume/mix decreased net sales by 9 percentage points, primarily reflecting a decrease for dog snacks and lower contract manufacturing sales related to the divested pet food brands, partially offset by an increase for cat food. Net price realization was neutral to net sales, as higher trade spend for cat food was mostly offset by lower trade spend for dog snacks. Segment profit increased $7.3, primarily reflecting lower costs, partially offset by unfavorable volume/mix.
The U.S. Retail Pet Foods segment net sales decreased $102.1 in the first nine months of 2025. Volume/mix decreased net sales by 6 percentage points, primarily reflecting lower contract manufacturing sales related to the divested pet food brands and a decrease for dog snacks, partially offset by an increase for cat food. Net price realization decreased net sales by 2 percentage points, primarily reflecting higher trade spend for cat food and dog snacks. Segment profit increased $65.5, reflecting lower costs, favorable volume/mix, and lower distribution expenses, partially offset by lower net price realization.
Sweet Baked Snacks
We acquired Hostess Brands on November 7, 2023, as discussed in Note 3: Acquisition. During the third quarter of 2025, the Sweet Baked Snacks segment contributed net sales of $278.6 and segment profit of $54.8. During the first nine months of 2025, the Sweet Baked Snacks segment contributed net sales of $927.8 and segment profit of $199.8. Excluding noncomparable net sales in the current year related to the Hostess Brands acquisition and in the prior year related to the divested Voortman business, net sales decreased $21.6, or 8 percent for both the three and nine months ended January 31, 2025. Volume/mix decreased net sales by 5 percentage points, primarily reflecting decreases for snack cakes and private label products, partially offset by an increase for donuts. Net price realization decreased net sales by 2 percentage points, primarily reflecting lower net pricing across the portfolio. Segment profit decreased $13.2 and increased $131.8 during the three and nine months ended January 31, 2025, respectively, primarily reflecting lower net price realization, the impact of noncomparable segment profit in the prior year related to the divested Voortman business, higher marketing spend, and unfavorable volume/mix, partially offset by the impact of noncomparable segment profit in the current year related to the Hostess Brands acquisition and lower costs.
International and Away From Home
International and Away From Home net sales decreased $0.8 in the third quarter of 2025, including the noncomparable impact of $10.4 of net sales in the prior year related to the divested Canada condiment business and $4.2 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested business and foreign currency exchange, net sales increased $13.8, or 5 percent. Net price realization contributed 6 percentage points to net sales, primarily driven by higher net pricing for coffee and Uncrustables sandwiches. Volume/mix decreased net sales by 1 percentage point, primarily reflecting a decrease for coffee, partially offset by increases for peanut butter, cat food, and flour and baking. Segment profit increased $11.2, primarily driven by higher net price realization, partially offset by higher costs and unfavorable foreign currency exchange.
International and Away From Home net sales decreased $7.9 in the first nine months of 2025, including the noncomparable impact of $52.8 of net sales in the prior year related to the divestitures and $6.8 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested businesses and foreign currency exchange, net sales increased $51.7, or 6 percent. Net price realization contributed 5 percentage points to net sales, primarily driven by higher net pricing across the majority of the portfolio. Volume/mix contributed 1 percentage point to net sales, primarily reflecting increases for Uncrustables sandwiches, peanut butter, and portion control, partially offset by decreases for coffee and dog snacks. Segment profit increased $31.2, primarily driven by higher net price realization and favorable volume/mix, partially offset by higher costs, the impact of noncomparable segment profit in the prior year related to the divested businesses, and pre-production expenses primarily related to the new Uncrustables sandwiches manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $47.2 at January 31, 2025, compared to $62.0 at April 30, 2024.
The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2025	2024
Net cash provided by (used for) operating activities	$816.5	$801.3
Net cash provided by (used for) investing activities	(18.5)	(3,861.2)
Net cash provided by (used for) financing activities	(810.6)	2,439.5

Net cash provided by (used for) operating activities	$816.5	$801.3
Additions to property, plant, and equipment	(298.8)	(455.9)
Free cash flow (A)	$517.7	$345.4
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $15.2 increase in cash provided by operating activities in the first nine months of 2025 was primarily driven by higher net income (loss) adjusted for noncash items in the current year, partially offset by higher working capital requirements in 2025 and lapping the $42.5 proceeds received from settlement of the interest rate contracts assumed as part of the acquisition of Hostess Brands in the prior year. The cash required to fund working capital increased compared to the prior year primarily driven by an increase in cash used for accrued liabilities reflecting timing of interest payments and a decrease in the payable for transition services agreements entered into in connection with the divestitures and an increase in cash used for inventories, reflecting higher inventory levels in the current year. These uses of cash were partially offset by an increase in cash from trade receivables due to timing of sales and payments.
Cash used for investing activities in the first nine months of 2025 consisted primarily of $298.8 in capital expenditures, reflecting our investments in the new Uncrustables sandwiches manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities, and also included an increase of $10.4 in our derivative cash margin account balances. These uses of cash for 2025 were partially offset by net proceeds received of $290.5 from the divested Voortman business. Cash used for investing activities in the first nine months of 2024 consisted primarily of $3.9 billion related to the acquisition of Hostess Brands, including $67.8 of consideration transferred for the cash payment of Hostess Brands’ employee equity awards, and $455.9 in capital expenditures, primarily driven by investments in Uncrustables sandwiches to support the new manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities. These uses of cash for 2024 were partially offset by proceeds of $466.3 received from the settlement of our equity investment in Post common stock and net proceeds received of $50.5 from the divested Sahale Snacks and Canada condiment businesses.
Cash used for financing activities in the first nine months of 2025 consisted primarily of dividend payments of $340.9, long-term debt repayments of $300.0, and a net decrease in short-term borrowings of $153.2. Cash provided by financing activities in the first nine months of 2024 consisted primarily of proceeds from long-term debt of $4.3 billion to partially finance the acquisition of Hostess Brands and a net increase in short-term borrowings of $413.2. These proceeds were partially offset by the $991.0 repayment of Hostess Brands debt assumed, the $450.0 Term Loan prepayment, purchase of treasury shares of $372.5, dividend payments of $325.5, and the $86.4 payment to terminate the tax receivable agreement assumed with the acquisition of Hostess Brands.

Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of January 31, 2025, and April 30, 2024, $315.1 and $384.9 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first nine months of 2025 and 2024, we paid $1,211.9 and $1,280.6, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2025. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2025, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
Product Recall: We are defendants in ongoing consumer litigation associated with the voluntary recall of select Jif peanut butter products initiated in May 2022. The outcome and financial impact of this litigation cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2025, as the likelihood of loss is not considered probable or reasonably estimable.
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
On November 3, 2022, pursuant to the agreement with the RWI insurers, Voortman brought the Claim related to the breaches against certain of the Sellers. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce Hostess Brands to overpay for Voortman. We are seeking damages of $109.0 CAD representing the amount of the aggregate liability of the Sellers for indemnification under the Purchase Agreement, $5.0 CAD in punitive or aggravated damages, interest, proceedings fees, and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although we believe that the Claim is meritorious, no assurance can be given as to whether we will recover all, or any part, of the amounts being pursued. We retained rights to the Claim upon the divestiture of the Voortman business in the third quarter of 2025.

Capital Resources
The following table presents our capital structure.

	January 31, 2025	April 30, 2024
Current portion of long-term debt	$999.9	$999.3
Short-term borrowings	461.9	591.0
Long-term debt, less current portion	6,385.5	6,773.7
Total debt	$7,847.3	$8,364.0
Shareholders’ equity	6,907.3	7,693.9
Total capital	$14,754.6	$16,057.9
In December 2024, we commenced the tender offers to purchase up to $300.0 in aggregate purchase price, not including accrued and unpaid interest, of certain outstanding Senior Notes. As a result, an aggregate principle amount of $122.5 of our 2.750% Senior Notes due 2041 and $138.8 of our 3.550% Senior Notes due 2050 were tendered and accepted, and $194.1 of our 2.125% Senior Notes due 2032 were tendered, of which $135.5 was accepted.

In October 2023, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. The net proceeds from the offering were used to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition.
We have available a $2.0 billion unsecured revolving credit facility with a group of 11 banks that matures in August 2026. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2025, we had $462.0 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 4.55 percent.
We are in compliance with all our debt covenants as of January 31, 2025, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 9: Debt and Financing Arrangements.
Dividend payments were $340.9 and $325.5 in the first nine months of 2025 and 2024, respectively, and dividends declared per share were $3.24 and $3.18 in the first nine months of 2025 and 2024, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income (loss), financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
During the nine months ended January 31, 2025, we did not repurchase any common shares under a repurchase plan authorized by the Board. As of January 31, 2025, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
On March 2, 2023, we entered into the 10b5-1 Plan established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. During the first quarter of 2024, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan. In accordance with the Inflation Reduction Act, a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during the first quarter of 2024 and included within additional capital in our Condensed Consolidated Balance Sheet. An accrued excise tax of $6.7 was paid during the three and nine months ended January 31, 2025, which was related to the shares repurchased under the 10b5-1 Plan during 2023 and 2024.
All other share repurchases during the nine months ended January 31, 2025 and 2024, consisted of shares repurchased from stock plan recipients in lieu of cash payments.
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
As of January 31, 2025, total cash and cash equivalents of $40.9 was held by our foreign subsidiaries, primarily in Canada. During the first nine months of 2025, we returned $35.0 of foreign cash to the U.S. from Canada, reflecting intercompany debt repayments, and as a result, there were no tax impacts. There was no other foreign cash repatriated to the U.S. during the first nine months of 2025.
Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
As of January 31, 2025, there were no other material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2024.
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

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results, such as the unfavorable permanent tax impacts associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit and the sale of the Voortman Cookies Limited entity and the favorable noncash deferred tax benefit associated with the integration of Hostess Brands into our Company, can significantly impact our adjusted effective income tax rate.

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
The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 31 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Gross profit reconciliation:
Gross profit	$878.1	$823.1	$2,561.4	$2,202.1
Change in net cumulative unallocated derivative gains and losses	(60.0)	5.2	(41.7)	21.1
Cost of products sold – special project costs	1.1	—	11.7	—
Adjusted gross profit	$819.2	$828.3	$2,531.4	$2,223.2
Operating income (loss) reconciliation:
Operating income (loss)	$(594.0)	$297.4	$(74.8)	$899.8
Amortization	53.9	55.7	165.7	135.1
Goodwill impairment charge	794.3	—	794.3	—
Other intangible assets impairment charge	208.2	—	208.2	—
Loss (gain) on divestitures – net	50.2	0.3	311.0	12.9
Change in net cumulative unallocated derivative gains and losses	(60.0)	5.2	(41.7)	21.1
Cost of products sold – special project costs	1.1	—	11.7	—
Other special project costs	10.1	98.9	27.9	105.7
Adjusted operating income	$463.8	$457.5	$1,402.3	$1,174.6
Net income (loss) reconciliation:
Net income (loss)	$(662.3)	$120.4	$(501.8)	$498.9
Income tax expense (benefit)	(0.2)	75.1	152.1	184.4
Amortization	53.9	55.7	165.7	135.1
Goodwill impairment charge	794.3	—	794.3	—
Other intangible assets impairment charge	208.2	—	208.2	—
Loss (gain) on divestitures – net	50.2	0.3	311.0	12.9
Change in net cumulative unallocated derivative gains and losses	(60.0)	5.2	(41.7)	21.1
Cost of products sold – special project costs	1.1	—	11.7	—
Other special project costs	10.1	98.9	27.9	105.7
Other expense – special project costs	—	(0.1)	—	0.3
Other infrequently occurring items:
Other debt charges (gains) – net (A)	(30.3)	—	(30.3)	19.5
Realized loss (gain) on investment in equity securities – net (B)	—	—	—	21.5
Pension plan termination settlement charge (C)	—	—	—	3.2
Adjusted income before income taxes	$365.0	$355.5	$1,097.1	$1,002.6
Income taxes, as adjusted	86.7	92.9	265.1	248.0
Adjusted income	$278.3	$262.6	$832.0	$754.6
Weighted-average shares – assuming dilution (D)	106.7	106.1	106.6	103.8
Adjusted earnings per share – assuming dilution (D)	$2.61	$2.48	$7.80	$7.27
(A)Net other debt charges (gains) includes a net gain on extinguishment of debt as a result of the tender offers completed during the third quarter of 2025 and financing fees associated with the Bridge Loan entered into during the second quarter of 2024 to provide committed financing for the acquisition of Hostess Brands. For more information, see Note 3: Acquisition and Note 9: Debt and Financing Arrangements.
(B)Realized loss (gain) on investment in equity securities – net includes losses and gains resulting from the change in fair value on our investment in Post common stock and the related equity forward contract, which was settled on November 15, 2023. For more information, see Note 4: Divestitures and Note 11: Derivative Financial Instruments.
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
(D)Adjusted earnings per common share – assuming dilution for the three and nine months ended January 31, 2025 and 2024, was computed using the treasury stock method. Further, for the three and nine months ended January 31, 2025, the weighted-average shares – assuming dilution differed from our GAAP weighted-average common shares outstanding – assuming dilution as a result of the anti-dilutive effect of our stock-based awards, which were excluded from the computation of net loss per share – assuming dilution. For more information see Note 7: Earnings Per Share.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2024. There were no material changes to the information previously disclosed, with the exception of the item discussed below.
During the second quarter of 2025, the disposal group for the Voortman business was classified as held for sale, and as a result, a portion of the goodwill within the Sweet Baked Snacks reporting unit was allocated to the disposal group based on a preliminary relative fair value analysis. There were no indicators of impairment for the remaining goodwill of the Sweet Baked Snacks reporting unit as of October 31, 2024.
During the third quarter of 2025, we completed our long-range planning process, following the integration of the Hostess Brands business and operations, resulting in a decline in forecasted net sales and segment profit for the Sweet Baked Snacks segment. The declines in forecast are in line with the underperformance during the current fiscal year for both net sales and segment profit, primarily driven by increased inflationary pressures and diminished consumer discretionary income, which has led to slower than anticipated recovery in the sweet baked goods category. In addition, we have not met expectations from a distribution, merchandising, and competitive standpoint, which has resulted in lost market share.

As a result of the decline in both actual and forecasted net sales, as compared to the long-term projections utilized in the purchase price allocation, in conjunction with the narrow differences between estimated fair value and carrying value as of April 30, 2024, we performed an interim impairment analysis on the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark. Furthermore, on December 2, 2024, we divested the Voortman business, and as a result, we disposed $251.1 of goodwill within the Sweet Baked Snacks reporting unit. The amount of goodwill allocated to the disposal group was determined based on a relative fair value analysis, utilizing the updated long-range plan. The interim impairment analysis was completed following the disposal of goodwill allocated to the Voortman business. We recognized total pre-tax impairment charges of $1.0 billion during the third quarter of 2025, of which $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively, to the extent the carrying values exceeded the estimated fair values. These charges were included as noncash charges in our Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows.

The goodwill and indefinite-lived trademark within the Sweet Baked Snacks segment remain susceptible to future impairment charges, as the carrying values approximate estimated fair values due to the impairment charges recognized during the third quarter of 2025 and the recent acquisition of Hostess Brands. Any significant adverse change in our near or long-term projections or macroeconomic conditions would result in future impairment charges for the Sweet Baked Snacks segment.
There were no other indicators of impairment, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of January 31, 2025.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2025, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.
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
In November 2024, we entered into reverse treasury locks to manage our exposure to interest rate fluctuations related to the tender offers. In December 2024, concurrent with the pricing of the tender offers, we settled the reverse treasury locks and realized a net loss of $4.5 during the three months ended January 31, 2025, recognized in earnings within other debt gains (charges) – net on the Condensed Statement of Consolidated Income, netting with the gain on extinguishment associated with the tender offers.
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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at January 31, 2025, would increase the fair value of our long-term debt by $589.9.
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

	January 31, 2025	April 30, 2024
High	$37.9	$26.0
Low	14.3	(4.0)
Average	26.9	12.8
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2025, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2025, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.

Revenues from customers outside the U.S., subject to foreign currency exchange, represented 4 percent of net sales during the nine months ended January 31, 2025. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:
•uncertainties related to the timing of the consummation of the sale of certain Sweet Baked Snacks value brands to JTM, including the possibility that any or all of the conditions to the sale may not be satisfied or waived;
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of January 31, 2025 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There have been no changes in our internal control over financial reporting during the nine months ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 16: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2024, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
The risk factor described below updates the risk factors disclosed in “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2024, to include information on an interim impairment analysis, which was performed during the third quarter of 2025.

A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At January 31, 2025, the carrying value of goodwill and other intangible assets totaled $13.1 billion, compared to total assets of $18.4 billion and total shareholders’ equity of $6.9 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.

As of January 31, 2025, goodwill and indefinite-lived intangible assets totaled $6.6 billion and $6.5 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $1.4 billion and $1.3 billion, respectively, within the Sweet Baked Snacks segment, $2.1 billion and $1.2 billion, respectively, within the U.S. Retail Coffee segment, and $1.6 billion and $1.1 billion, respectively, within the U.S. Retail Pet Foods segment, which represent approximately 70 percent of the total goodwill and indefinite-lived intangible assets as of January 31, 2025.
During the second quarter of 2025, the disposal group for the Voortman business was classified as held for sale, and as a result, a portion of the goodwill within the Sweet Baked Snacks reporting unit was allocated to the disposal group based on a preliminary relative fair value analysis. There were no indicators of impairment for the remaining goodwill of the Sweet Baked Snacks reporting unit as of October 31, 2024.
During the third quarter of 2025, we completed our long-range planning process, following the integration of the Hostess Brands business and operations, resulting in a decline in forecasted net sales and segment profit for the Sweet Baked Snacks segment. The declines in forecast are in line with the underperformance during the current fiscal year for both net sales and segment profit, primarily driven by increased inflationary pressures and diminished consumer discretionary income, which has led to slower than anticipated recovery in the sweet baked goods category. In addition, we have not met expectations from a distribution, merchandising, and competitive standpoint, which has resulted in lost market share.

As a result of the decline in both actual and forecasted net sales, as compared to the long-term projections utilized in the purchase price allocation, in conjunction with the narrow differences between estimated fair value and carrying value as of April 30, 2024, we performed an interim impairment analysis on the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark. Furthermore, on December 2, 2024, we divested the Voortman business, and as a result, we disposed $251.1 of goodwill within the Sweet Baked Snacks reporting unit. The amount of goodwill allocated to the disposal group was determined based on a relative fair value analysis, utilizing the updated long-range plan. The interim impairment analysis was completed following the disposal of goodwill allocated to the Voortman business. We recognized total pre-tax impairment charges of $1.0 billion during the third quarter of 2025, of which $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively, to the extent the carrying values exceeded the estimated fair values. These charges were included as noncash charges in our Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows.

The goodwill and indefinite-lived trademark within the Sweet Baked Snacks segment remain susceptible to future impairment charges, as the carrying values approximate estimated fair values due to the impairment charges recognized during the third quarter of 2025 and the recent acquisition of Hostess Brands. Any significant adverse change in our near or long-term projections or macroeconomic conditions would result in future impairment charges for the Sweet Baked Snacks segment.

As of April 30, 2024, with the exception of the Sweet Baked Snacks reporting unit and indefinite-lived intangible assets, the estimated fair value was substantially in excess of the carrying value for all reporting units and material indefinite-lived intangible assets, and in all such instances, the estimated fair value exceeded the carrying value by greater than 10 percent. While we concluded there were no additional indicators of impairment as of January 31, 2025, any significant sustained adverse change in consumer purchasing behaviors, financial results, or macroeconomic conditions could result in future impairment. For additional information, refer to Note 8: Goodwill and Other Intangible Assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the third quarter of 2025, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the maximum number of shares that may yet be purchased under the plans or programs:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2024 - November 30, 2024	380	$107.82	—	1,111,472
December 1, 2024 - December 31, 2024	3,118	110.27	—	1,111,472
January 1, 2025 - January 31, 2025	51	107.29	—	1,111,472
Total	3,549	$109.97	—	1,111,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of January 31, 2025, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 5. Other Information.
(c) Trading Plans
During the first nine months of 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 48 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2025	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chair of the Board, President and Chief Executive Officer

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.