Form 10-K
period 2025-04-30
J M SMUCKER Co
filed 2025-06-18
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
 FORM 10-K
_________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2024, was $11,710,772,669.
As of June 11, 2025, 106,508,017 common shares of The J. M. Smucker Company were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 13, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
(Dollars and shares in millions, unless otherwise noted, except per share data)
Item 1.    Business.
The Company: The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”), often referred to as Smucker’s (a registered trademark), was established in 1897 and incorporated in Ohio in 1921. We operate principally in one industry, the manufacturing and marketing of branded food and beverage products on a worldwide basis, although the majority of our sales are in the United States (“U.S.”). Operations outside the U.S. are principally in Canada, although our products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency translation, represented 4 percent of consolidated net sales for 2025. Our branded food and beverage products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers primarily through retail outlets in North America.
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, and U.S. Retail Pet Foods (the “U.S. retail market segments”), and Sweet Baked Snacks. These segments in total comprised 86 percent of consolidated net sales in 2025 and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. Additionally, we sell products both domestically and in foreign countries through retail channels and foodservice distributors and operators through the Sweet Baked Snacks segment and the combined International and Away From Home operating segments. For additional information on our reportable segments, see Note 5: Reportable Segments.
On March 3, 2025, we sold certain Sweet Baked Snacks value brands to JTM Foods, LLC (“JTM”). The transaction included certain trademarks and licenses, a manufacturing facility in Chicago, Illinois, and approximately 400 employees who support the business. Under our ownership, these Sweet Baked Snacks value brands generated net sales of approximately $48.4 and $30.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks segment.
On December 2, 2024, we sold the Voortman® business to Second Nature Brands (“Second Nature”). The transaction included products sold under the Voortman brand, inclusive of certain trademarks, a leased manufacturing facility in Burlington, Ontario, and approximately 300 employees who supported the business. Under our ownership, the Voortman business generated net sales of approximately $86.3 and $65.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks segment.

On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods, Inc. (“TreeHouse Foods”). The transaction included Bick’s® pickles, Habitant® pickled beets, Woodman’s® horseradish, and McLarens® pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8 and $61.6 in 2024 and 2023, respectively, which were included in the International operating segment.
On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, Inc. (“Hostess Brands”), a manufacturer and marketer of sweet baked goods brands and included Hostess® Donettes®, Twinkies®, CupCakes, DingDongs®, Zingers®, CoffeeCakes, HoHos®, Mini Muffins, and Fruit Pies, and the Voortman cookie brand at the acquisition date.
On November 1, 2023, we sold the Sahale Snacks® business to Second Nature. The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1 and $48.4 in 2024 and 2023, respectively, primarily included in the U.S. Retail Frozen Handheld and Spreads segment.

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

Principal Products: In 2025, our principal products were coffee, sweet baked goods, pet snacks, frozen handheld products, peanut butter, cat food, fruit spreads, portion control products, toppings and syrups, and baking mixes and ingredients. Product sales information for the years 2025, 2024, and 2023 is included within Note 5: Reportable Segments.
Products within our U.S. retail market segments are primarily sold through a combination of direct sales and brokers to food retailers, club stores, discount and dollar stores, online retailers, pet specialty stores, drug stores, military commissaries, mass merchandisers, and distributors. The Sweet Baked Snacks segment includes products distributed across all channels, both domestically and in foreign countries, such as supermarket chains, convenience stores, national mass retailers, discount and dollar stores, club stores, the vending channel, drug stores, and military commissaries. International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).
Sources and Availability of Raw Materials: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. Green coffee, peanuts, flour, sugar, oils and fats, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and cost of many of these commodities have fluctuated, and may continue to fluctuate over time, partially driven by the elevated commodity and supply chain costs we have continued to experience in 2025. We actively monitor changes in commodity and supply chain costs, and to mitigate the fluctuation of costs, we may be required to implement material price increases or decreases across our business. Futures, basis, options, and fixed-price contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries, and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, geopolitical conflicts, changes in governmental agricultural and energy policies and regulations, and political and economic conditions in the source countries. We source peanuts, flour, sugar, oils and fats, and fruit mainly from North America. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. For additional information on the commodities we purchase, see “Commodities Overview” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.
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
Trademarks and Patents: Many of our products are produced and sold under various patents and patents pending, and marketed under trademarks owned or licensed by us or one of our subsidiaries. Our major trademarks as of April 30, 2025, are listed below.

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
Slogans or designs considered to be important trademarks include, without limitation, “With A Name Like Smucker’s, It Has To Be Good®,” “The Best Part of Wakin’ Up Is Folgers In Your Cup®,” “That Jif’ing Good®,” “The Only One Cats Ask For

By Name®,” the Smucker’s banner, the Uncrustables Round, Crustless Sandwich design, the Crock Jar shape, the Gingham design, the Jif Color Banner design, the Café Bustelo Angelina design, and the Milk-Bone, Meow Mix, and Hostess logos.
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
Customers: Sales to Walmart Inc. and subsidiaries amounted to 33 percent of net sales in both 2025 and 2024 and 34 percent of net sales in 2023. These sales are primarily included in our U.S. retail market segments. No other customer exceeded 10 percent of net sales for any year.
During 2025, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.
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
The packaged foods industry has been challenged by a general long-term decline in sales volume in the center of the store. Certain evolving consumer trends have contributed to the longer-term decline, such as a heightened focus on health and wellness, an increased desire for fresh foods, and the growing impact of social media and e-commerce on consumer behavior. To address these dynamics, we continue to focus on innovation with an increased emphasis on products that satisfy evolving consumer trends. However, in recent years, there has been an increase in sales primarily driven by changes in consumer behaviors, including the increased frequency of employees working from home.
In addition, private label continues to be a competitor in the categories in which we compete, partially due to improvements in private label quality, the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty, and a movement toward lower-priced offerings during economic downturns or instances of increased inflationary pressures. For the U.S. retail market segments, private label held a 15.2 dollar average market share during the 52 weeks ended April 20, 2025, for the categories in which we compete, as compared to a 13.7 dollar average market share during the same period in the prior year. We believe that both private label and leading brands play an important role in the categories in which we compete, appealing to different consumer segments. We closely monitor the price gap, or price premium, between our brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.

Our primary brands and major competitors as of April 30, 2025, are listed below.

Our Primary Products	Our Primary Brands	Competing Brands	Competitors
U.S. Retail Coffee
Mainstream roast and ground coffee	Folgers (A) and Café Bustelo	Maxwell House and Yuban	The Kraft Heinz Company
		Private label brands	Various
		McCafé	Keurig Dr. Pepper
		Cafe La Llave	F. Gaviña & Sons, Inc.
Single serve coffee – K-Cup®	Dunkin’, Folgers, and Café Bustelo	Private label brands	Various
		Green Mountain Coffee (A), Donut Shop, and McCafé	Keurig Dr. Pepper
		Starbucks	Nestlé S.A.
		Peet’s Coffee & Tea	JDE Peet’s N.V.
		Maxwell House and Gevalia	The Kraft Heinz Company
Premium coffee	Dunkin’	Starbucks (A) and Seattle’s Best Coffee	Nestlé S.A.
		Private label brands	Various
		Peet’s Coffee & Tea	JDE Peet’s N.V.
		Eight O’Clock	Tata Global Beverages Limited
		Community Coffee	Community Coffee Company
		Gevalia	The Kraft Heinz Company
U.S. Retail Frozen Handheld and Spreads
Peanut butter and specialty spreads	Jif (A)	Private label brands	Various
		Skippy	Hormel Foods Corporation
		Nutella	Ferrero SpA
		Peter Pan	Post Holdings, Inc.
Fruit spreads	Smucker’s (A)	Private label brands	Various
		Welch’s	Welch Foods Inc.
		Bonne Maman	Andros Foods USA, Inc.
Frozen sandwiches and snacks	Smucker’s Uncrustables	Hot Pockets (A)	Nestlé S.A.
		Totino’s	General Mills, Inc.
		El Monterrey	Ruiz Foods
		Private label brands	Various
U.S. Retail Pet Foods
Mainstream cat food	Meow Mix	Cat Chow (A), Friskies, Kit & Kaboodle, and Fancy Feast	Nestlé Purina PetCare Company
		Iams and Sheba	Mars, Incorporated
Pet snacks	Milk-Bone (A), Pup-Peroni, and Canine Carry Outs	Beggin’ Strips	Nestlé Purina PetCare Company
		Blue Buffalo and Nudges	General Mills, Inc.
		Dentastix, Greenies and Temptations	Mars, Incorporated
		Private label brands	Various
Sweet Baked Snacks
Sweet baked goods	Hostess	Little Debbie (A)	McKee Foods Corporation
		Entenmann’s	Grupo Bimbo, S.A.
		Private label brands	Various, Flower Foods, Inc.

International and Away From Home
Foodservice hot beverage	Folgers, 1850®, and Café Bustelo	Starbucks	Nestlé S.A.
		Private label brands	Various
		Nescafé	Société des Produits Nestlé S.A.
Foodservice portion control	Smucker’s and Jif	Private label brands	Various, including Diamond Crystal Brands
		Heinz, Welch’s, and Private Label Brands	The Kraft Heinz Company
Foodservice frozen handheld	Smucker’s Uncrustables	Hot Off the Grill	Integrated Food Service
		Classic Delight	Classic Delight Inc.
Canada coffee	Folgers	Tim Hortons (A)	Restaurant Brands International Inc.
		Maxwell House	The Kraft Heinz Company
		Private label brands	Various
Canada flour	Robin Hood® (A) and Five Roses®	Private label brands	Various
(A) Identifies the current market leader within the product category. In certain categories, the market leader is not identified as two or more brands compete for the largest share.
Government Regulations: Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S., including the U.S. Food and Drug Administration (the “FDA”), U.S. Federal Trade Commission, U.S. Departments of Agriculture, Commerce, and Labor, and U.S. Environmental Protection Agency. Additionally, we are subject to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, transportation, storage, distribution, packaging disposal, and sale of food products are each subject to governmental regulation that is increasingly extensive. Governmental regulation encompasses such matters as ingredients (including whether a product contains bioengineered ingredients or artificial dyes), packaging and disposal of packaging (including extended producer responsibility regulations), labeling (including use of certain terms such as sugar free, healthy, low sodium, and low fat), pricing, advertising, relations with distributors and retailers, health, safety, data privacy and security, and anti-corruption, as well as environmental policies relating to climate change, regulating greenhouse gas emissions, energy, and sustainability, including single-use plastics. We are subject to tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. We rely on legal and operational compliance programs, including in-house and outside counsel, to guide our business in complying with applicable laws and regulations of the countries in which we do business. We believe we are in compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position in 2026.

Environmental Matters: Compliance with environmental regulations relating to climate change, regulating greenhouse gas emissions, energy, and sustainability, including single-use plastics, and prioritizing our environmental sustainability efforts are important to us as a responsible corporate citizen. As such, we have public goals related to waste diversion, water usage, energy usage, greenhouse gas emissions, and sustainable packaging. In support of our commitment to environmental sustainability, we have implemented and manage a variety of programs across our operations, including energy optimization, utilization of renewable energy, water conservation, recycling, and, in our supply chains, we support projects that increase sustainable practices. We continue to evaluate and modify our processes to further limit our impact on the environment.

Human Capital Management: Our values and principles are rooted in our Basic Beliefs to Be Bold, Be Kind, Do the Right Thing, Play to Win, and Thrive Together, which serve as the foundation for everything we do as an organization and are clear, concise, and actionable to help our employees continue to bring our unique culture to life, as our employees are among our most important resources. Our employees are critical to our success as a company, and we are committed to supporting them holistically, both personally and professionally. With over 8,000 full-time employees worldwide, every employee makes a difference to our Company. We believe our basic belief, Thrive Together, takes proactive steps to ensure we are enabling our employees to reach their full potential. To hold ourselves accountable, we conduct an employee engagement survey annually to provide an opportunity for open and confidential feedback from our employees and to help guide our priorities for the upcoming fiscal year. Additionally, we conduct functional pulse surveys as needed to gain additional information based on responses to the larger engagement survey, or in sub-groups of our employee population where a specific topic or question may be needed. These surveys are supplemented by regular Company Town Halls, which help to foster an environment of transparency and two-way communication. Employees have the opportunity to anonymously report violations of the Commitment to Integrity: Our Code (“Code of Conduct”) or complaints regarding accounting, auditing, and financial-related matters through our Integrity Portal (“Portal”). The Portal also can be utilized by customers, contractors, vendors, and their employees, as well as any others in a business relationship with our Company. To further support our commitment to ethics and our basic belief, Do the Right Thing, our employees are also asked to participate in Ethics and Compliance Surveys, to help us understand our strengths and identify opportunities for future ethics and compliance programs and training. We track our progress in the Ethics and Compliance space through ongoing assessments of our internal programs and through our Ethics and Compliance Survey, as well as through dedicated questions included in our annual Employee Engagement Survey, and we are pleased to share that our Company was once again recognized in 2025 as one of the World’s Most Ethical Companies by Ethisphere, a global leader in business ethics.

In conjunction with our basic belief, Thrive Together, we continue to advance on our three business imperatives that have guided our work for many years:

•To foster a safe, welcoming, and respectful workplace consistent with Our Commitment to Each Other and our Basic Beliefs;
•To cultivate and develop a workforce that reflects the consumers we serve and the communities in which we live and work; and
•To drive business growth while also helping our Company’s constituents thrive.

Our Thrive Together basic belief is authentic to who we are and consists of five pillars: (1) community, (2) career, (3) health and wellness, (4) financial, and (5) family – each meant to support our employees’ varied interests and needs.

Community: We believe having a culture that supports all employees allows us to attract and retain talented professionals with unique skills, thoughts, and experiences across our business while helping them cultivate deeper connections at work, home, and in our communities. In support of our business imperatives, we have made important progress on our commitment to create an environment where our employees are supported, differences are truly celebrated, and individuality is appreciated. We have established employee resource groups, which are employee-led groups that represent a unique community and welcome all employees to join as either a member or ally.

Supporting the communities where we live and work has been a Company priority since our inception and is aligned with our basic belief, Be Kind. Through our many partnerships, we are able to understand the needs and support required within our local communities and leverage these relationships to make the connections necessary to offer this critical assistance. This past year we donated more than $10 million to over 100 philanthropic partners, including local food banks, the American Red Cross®, United Way®, and Feeding America®.

Along with our long-term national partnerships, we also have dedicated programming to support the unique needs of those in our communities. Examples include our consistent support of local food banks; expanding our work with Akron Children’s Hospital through the launch of the Smucker’s Berry Good Reading Program to encourage adolescent literacy; volunteerism, corporate donations, and employee engagement to aid the National Alliance on Mental Illness, the largest grassroots mental health organization dedicated to building better lives for Americans battling mental illness; and our brand engagements, such as Milk-Bone which provides funding for Canine Assistants, an organization dedicated to placing service dogs with people who need them most.
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

In addition, this past year we coordinated an initiative to evaluate our local market relationships to create more opportunities for us to connect in meaningful and impactful ways. As part of this work, we increased funding from our operational sites to organizations in the communities where we live and work, making a difference for our families, friends, and neighbors.

Career: We strive to foster an environment of growth and continuous learning for our people with a focus on our basic belief, Play to Win. We support and challenge our employees to increase their knowledge, skills, and capabilities through all phases of their career. We believe that we offer one of the best cultures in the food industry. As part of our work to retain this unique culture, we offer numerous learning and development opportunities to support a long and prosperous career for our employees. Our Employee Development programs offer foundational instruction on Company culture and provide employees additional learning opportunities throughout their careers to help them reach their full potential. This is reflected in annual reviews, which allow management and employees to partner and determine specific opportunities for growth within each role through important work, new experiences generated through a dynamic environment, regular feedback, and purposeful development opportunities. Building a career at our Company is fundamental to who we are and is evidenced by our Executive Leadership Team, where 4 of 6 members were promoted from within, and our trailing 12-month turnover remains below the industry average. While the current labor market presents significant challenges for employers, we have made differential investments in our talent acquisition tools and programs to help us continue to attract the right candidates.

In addition, we are committed to providing the tools and resources our employees need to learn, develop, and grow with us, including virtual sessions. A suite of online training and education programs is available to our employees, ranging from role-specific training to education on soft skills and our Company culture. Through these tools and resources, in 2025, we coordinated over 27,000 hours of professional development training for our employees. Our best-in-class “Discovering the Art of Leadership” series, developed in collaboration with Case Western Reserve University, teaches our people managers how to effectively lead teams and develop employees. We dedicate time to developing and coaching our people managers to provide support to our employees holistically. This means promoting resonant leadership and the practice of emotional intelligence and mindfulness, so our people managers have the knowledge and tools to support the unique needs of each employee. Our total rewards program also includes tuition assistance.

Fostering an environment for growth and continuous learning for our employees is an important priority of our Company. However, our commitment to education also includes our communities as evidenced by our partnerships with organizations passionate about improving access to quality education. We have partnered with Akron Children’s Hospital to launch the Smucker's Berry Good Reading Program, which provides books to children during annual well visits. We also continue to support our long-time partners including the Boys & Girls Clubs of America® and Junior Achievement USA®, among others, which offer programming focused on childhood growth and development.

Health and Wellness: Maintaining a safe and healthy workplace is among our top priorities and is aligned with our basic belief, Do the Right Thing. We are diligent in ensuring workforce health and safety through education and training which is provided at all locations. Our health and safety internal assessments conducted at each of our production facilities quarterly, as well as periodic external assessments, confirm our compliance with safety regulations and corporate policies. The teams document the results and determine corrective actions to ensure we hold ourselves accountable for providing a safe work environment. During 2025, we achieved a total recordable incident rate that is less than half of the national average for our industry peers as a result of these efforts.

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

Further, we have continued to promote the importance of self-care and the availability of mental health resources to our employees. In recognition of the need for mental health resources across society, we have partnered with the National Alliance on Mental Health to provide support for our employees and communities. Their mental health services and self-care programs benefit our employees by raising awareness and providing additional support and education for mental health. Additionally, we partner with The Village Network on their Early Childhood Mental Health initiatives. This commitment provides access to important mental health and educational services for families and their children from birth to age five and is provided by Therapeutic Childcare Centers.

Financial: In support of our basic beliefs, Be Kind and Play to Win, we believe in paying for performance and compensating our employees at market competitive rates and utilizing performance-based awards to support the overall well-being of our employees. Additionally, we employ an incentive program for eligible participants to reward both shared Company results and strong individual performance. Our Total Rewards program offers competitive, comprehensive benefits to meet the unique needs of each employee at each life stage, including insurance coverage options for domestic partners in addition to married couples, a retirement savings program with a Company match, access to spending accounts and educational resources, including those available from our partners, to help employees navigate their immediate financial needs and prepare for long-term financial security.

We are committed to paying our employees fairly and equitably. To that end, we conduct a pay equity analysis each year and, with the support of our Compensation and People Committee, make necessary adjustments to make sure that similarly situated employees are paid equitably.

Lastly, we have an established working hours policy to clarify shared expectations but continue to review the professional environment to determine how to effectively manage it. As we looked at how to address the evolving workplace at our Company, it was important to us to deliver on our employees’ needs and expectations while enabling collaboration and supporting continued productivity to deliver our business objectives. To realize this, our corporate workplace model is focused on the idea of presence with purpose. We plan around core weeks, where we encourage employees to be in office three days per week. To us, true flexibility is not simply establishing a specific number of days in the office, and we have approached the development of our model based on guiding principles. Employees have shared an appreciation of the balance this model provides, allowing them the flexibility they desire with the consistent opportunity to engage with colleagues in person, which also remains important to them. While we are pleased with the results of the working hours policy to date, we will continue to evaluate and adjust, if needed.

Family: Our approach to paid time off is competitive with our industry peers, which includes at least three weeks of paid time off (and increases based on an employee’s tenure), 12 paid Company holidays per calendar year, including a floating holiday, which can be used at the employee’s discretion to observe and celebrate occasions that align with their personal interests and beliefs, 12 weeks of parental leave, in addition to short-term disability available to birth mothers, and pet bereavement leave. In addition, our family-building benefits support the desire for all aspiring parents to build their family through enhanced fertility benefits through a third-party partner, as well as enhanced adoption and surrogacy financial support. Our rewards program also addresses the holistic needs of our employees by supporting their physical well-being, providing tools and resources to help them actively take responsibility, share in the cost, and make the best decisions regarding their personal well-being. These programs provide resources that respond to their changing needs throughout their careers, including access to our Child Development Center, pet insurance, paid bereavement leave, and expanded parental leave for both parents.

Additional information regarding our human capital management is available in our 2024 Corporate Impact Report that can be found on our website at investors.jmsmucker.com/overview/default.aspx. Information on our website, including our 2024 Corporate Impact Report, is not incorporated by reference into this Annual Report on Form 10-K.

Information about our Executive Officers: The names, ages as of June 11, 2025, and current positions of our executive officers are listed below. All executive officers serve at the pleasure of the Board, with no fixed term of office.

Name	Age	Years with Company	Position	Served as an Officer Since
Mark Smucker	55	27	Chief Executive Officer and Chair of the Board (A)	2001
John Brase	57	5	President and Chief Operating Officer (B)	2020
Jeannette Knudsen	55	22	Chief Legal Officer and Secretary (C)	2009
Tucker Marshall	49	13	Chief Financial Officer (D)	2020
Jill Penrose	52	21	Chief People and Corporate Services Officer (E)	2014
(A)Mr. Mark Smucker was elected to his present position in April 2025, having previously served as Chair of the Board, President, and Chief Executive Officer since August 2022. Prior to that time, he served as President and Chief Executive Officer since May 2016.
(B)Mr. Brase was elected to his present position in April 2025, having previously served as Chief Operating Officer since April 2020. Prior to the time, he served at The Procter & Gamble Company (“P&G”) for 30 years. He was the Vice President and General Manager of P&G’s North American Family Care business from April 2016 through March 2020.
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

National and global macroeconomic conditions can be uncertain and volatile. We have in the past been, and may continue to be, adversely affected by changes in national and global macroeconomic conditions, such as inflation, rising interest rates, tax rates, availability of capital markets, consumer spending rates, energy availability and costs, supply chain challenges (including new or increased tariffs imposed by the U.S. and retaliatory tariffs by other countries), labor shortages, geopolitical conflicts, the negative impacts caused by pandemics and public health crises, and growing recession risk.
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
•consumers could choose to purchase private label or competitive products of our lower-priced products as a result of an economic downturn; and
•timing, duration, and extent of new or increased tariffs on imports and exports and the expected retaliatory measures on U.S. goods and the impact on our business are uncertain.
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
In particular, our ability to realize the anticipated benefits of the acquisition of Hostess Brands will depend on our ability to achieve synergies and cost savings, while overcoming executional hurdles. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, management has devoted a significant amount of time and attention to integrate the Hostess Brands’ business into our Company and resolve operational difficulties. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the transaction, and negatively impact the price of our common shares.
Specifically, the difficulties of combining the operations of Hostess Brands with our business include, among others:
•the diversion of management’s attention to acquisition matters;
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
In addition, we have made strategic divestitures of brands and businesses, including the recent divestitures of certain Sweet Baked Snacks value brands and the Voortman business, as well as past divestitures of the Canada condiment and Sahale Snacks businesses, and certain pet food brands, among others, and we may continue to do so in the future. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, our business and financial results could be negatively impacted. Further, we may incur asset impairment charges related to divestitures that reduce our profitability. Divestitures and related restructuring and integration costs require a significant amount of management and operational resources. These additional demands could divert management’s attention from core business operations, potentially adversely impacting existing business relationships and employee morale, resulting in negative impacts on our financial performance. For more information, see Note 2: Acquisition, Note 3: Divestitures, and Note 4: Special Project Costs.
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
In particular, we consider our proprietary coffee roasting methods essential to the consistent flavor and richness of our coffee products and, therefore, essential to our coffee brands. Because many of the roasting methods we use are considered our trade secrets and not protected by patents, it may be difficult for us to prevent competitors from copying our coffee products if such coffee roasting methods are independently discovered or become generally known in the industry. We also believe that our packaging innovations, such as our AromaSeal™ canisters, are important to the coffee business’ marketing and operational efforts. In addition, we utilize a number of proprietary methods for manufacturing our Uncrustables sandwiches, which we believe are essential to producing high-quality sandwiches that consistently meet consumer expectations. Since the current methods used in making our sandwiches are considered our trade secrets and not protected by patents, it may be difficult for us to prevent competitors from copying our sandwiches if such sandwich-making methods are independently discovered or become generally known in the industry. If our competitors copy or develop more advanced coffee roasting or packaging or sandwich-making methods, the value of our coffee products or Uncrustables brand, respectively, may be diminished, and we could lose customers to our competitors.
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
Our ability and the ability of our third-party suppliers, service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, fire, or water availability, as a result of climate change or otherwise; work stoppage or labor shortages; cybersecurity breaches; political instability, terrorism, or geopolitical conflicts; pandemic illness; government restrictions or government trade policies (including new or increased tariffs imposed by the U.S. and retaliatory tariffs by other countries); or other causes could significantly impair our ability to operate our business. In particular, substantially all of our coffee production takes place in New Orleans, Louisiana and is subject to risks associated with hurricane and other weather-related events, and some of our production facilities are located in places where tornadoes or wildfires can frequently occur, such as Alabama, Kansas, Arkansas, and California. Failure to take adequate steps to mitigate or insure against the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations. While we insure against many of these events and certain business interruption risks and have policies and procedures to manage business continuity planning, such insurance may not compensate us for any losses incurred and our business continuity plans may not effectively resolve the issues in a timely manner.
Our business could be harmed by strikes or work stoppages.
As of April 30, 2025, 22 percent of our full-time employees, located at nine manufacturing locations, are covered by collective bargaining agreements. These contracts vary in term depending on location, with three contracts expiring in 2026, representing approximately 10 percent of our total employees. We cannot be certain that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of a new collective bargaining agreement or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.
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
During 2023, we created a Transformation Office to support our multi-year commitment to ongoing margin enhancement efforts, inclusive of the removal of stranded overhead costs associated with the recent divestitures of certain Sweet Baked Snacks value brands, the Voortman, Canada condiment, and Sahale Snacks businesses, and certain pet food brands. The Transformation Office is focused on enterprise-wide continuous improvement strategies to ensure a pipeline of productivity initiatives and profit growth opportunities. It is comprised of cross-functional leaders at every level of our organization who help to establish new ways of working, along with sustainable efficiencies and cost reduction efforts throughout our Company. If we are unable to successfully implement our transformation initiatives, our business and results of operations could be adversely affected.

Our success will depend on our continued ability to produce and successfully market products with extended shelf life.
We have made investments to extend the shelf life of our products, while maintaining such products’ taste, texture, and quality. Extended shelf life (“ESL”) is an important component of our Direct-to-Warehouse model. Our ability to produce and successfully market existing and new products with ESL is important to our success. If we are unable to continue to produce our products with ESL or if such products are not accepted by consumers, we could be forced to make changes to our distribution model or products that could have an adverse effect on our product sales, financial condition, and operating results.
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
We are defendants in ongoing consumer litigation associated with a voluntary recall of select Jif peanut butter products initiated in May 2022. The outcome and financial impact of this litigation cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2025, and the likelihood of loss is not considered probable or reasonably estimable.

Changes in our relationships with significant customers, including the loss of our largest customer, could adversely affect our results of operations.
Sales to Walmart Inc. and subsidiaries amounted to 33 percent of net sales in 2025. These sales are primarily included in our U.S. retail market segments. Trade receivables – net at April 30, 2025, included amounts due from Walmart Inc. and subsidiaries of $172.3, or 28 percent of the total trade receivables – net balance. During 2025, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers as the traditional retail grocery environment continues to consolidate and as dollar stores, club stores, and e-commerce retailers have experienced growth. Our customers are generally not contractually obligated to purchase from us as we do not have long-term supply contracts with any of our major customers. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products or other companies’ branded products, may adversely affect sales and profitability. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.
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
Further, weak economic conditions, recessions, significant inflation, severe or unusual weather events, pandemics, and other factors (including new or increased tariffs imposed by the U.S. and retaliatory tariffs by other countries) could affect consumer preferences and demand, causing a strain on our supply chain due, in part, to retailers, distributors, or carriers modifying their restocking, fulfillment, or shipping procedures. Failure to respond to these changes could negatively affect our financial condition and results of operations.

We may be limited in our ability to pass cost increases onto our customers in the form of price increases or may realize a decrease in sales volume to the extent price increases are implemented.
We may not be able to pass some or all of any increases in the price of raw materials, energy, and other input costs (including new or increased tariffs imposed by the U.S. and retaliatory tariffs by other countries) to our customers by raising prices or decreasing product size. To the extent competitors do not also increase their prices or decrease product size, customers and consumers may choose to purchase competing products, including private label or other lower-priced offerings, which may adversely affect our results of operations or our market share.
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
Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation, including ships, trucks, railcars, and third-party carriers, to bring our products to market. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry (including new or increased tariffs imposed by the U.S. and retaliatory tariffs by other countries), labor shortages in the transportation industry, service failures by third-party service providers, carrier capacity, accidents, natural disasters, inflation, a pandemic illness, or a cybersecurity breach or attack, may impact our ability to obtain reliable transportation for products. Our procurement of transportation services from a diversified group of carriers and continuous monitoring of our transportation methods could be insufficient to protect us from changes in market demand or carrier capacity. The inability to distribute our products in a cost-effective manner could have a material adverse effect on our ability to serve our customers, our business, financial condition, and results of operations.
Financial Risks
Our results may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.
We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, flour, sugar, oils and fats, fruit, and other ingredients. In addition, we and our business partners utilize significant quantities of plastic, glass, metal cans, caps, carton board, and corrugate to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural-based products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, adverse weather conditions, natural disasters, water supply, pandemic illness, foreign currency fluctuations, investor speculation, trade agreements (including new or increased tariffs imposed by the U.S. and retaliatory tariffs by other countries), political instability, geopolitical conflicts, consumer demand, general economic conditions (such as inflationary pressures and rising interest rates), and changes in governmental agricultural programs.

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
During 2025, we continued to experience materially higher commodity and supply chain costs, including manufacturing, ingredient, and packaging costs, due to inflationary pressures, and we expect the pressures of cost inflation to continue into 2026. Although we take measures to mitigate inflation through the use of derivatives and pricing actions, if these measures are not effective, our financial condition, results of operations, and cash flows could be materially adversely affected.
We expect the green coffee commodity markets to continue to be challenging due to the significant ongoing price volatility. For example, during 2025, we experienced extreme drought impact, which substantially reduced green coffee production in Brazil. Due to the significance of green coffee to our coffee business, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, significant increases or decreases in the cost of green coffee could have an adverse impact on our profitability, as compared to that of our competitors. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse effect on our business, financial condition, and results of operations.

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
We currently do not qualify any of our commodity or foreign currency exchange derivatives for hedge accounting treatment. We instead mark-to-market our derivatives through the Statements of Consolidated Income (Loss), which results in changes in the fair value of all of our derivatives being immediately recognized in consolidated earnings, resulting in potential volatility in both gross profit and net income (loss). These gains and losses are reported in cost of products sold in our Statements of Consolidated Income (Loss) but are excluded from our segment operating results and non-GAAP earnings until the related inventory is sold, at which time the gains and losses are reclassified to segment profit and non-GAAP earnings. Although this accounting treatment aligns the derivative gains and losses with the underlying exposure being hedged within segment results, it may result in volatility in our consolidated earnings.
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
As of April 30, 2025, we had $7.7 billion of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:
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
•exposing us to greater interest rate risk, including the risk to variable borrowings of a rate increase and the risk to fixed borrowings of a rate decrease; and
•changing the outlook or downgrading our public credit ratings by a rating agency.
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
A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At April 30, 2025, the carrying value of goodwill and other intangible assets totaled $12.1 billion, compared to total assets of $17.6 billion and total shareholders’ equity of $6.1 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.
As of April 30, 2025, goodwill and indefinite-lived intangible assets totaled $5.7 billion and $3.8 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $0.5 billion and $1.2 billion, respectively, within the Sweet Baked Snacks segment, $2.1 billion and $1.3 billion, respectively, within the U.S. Retail Coffee segment, and $1.6 billion and $1.1 billion, respectively, within the

U.S. Retail Pet Foods segment, which represent approximately 80 percent of the total goodwill and indefinite-lived intangible assets as of April 30, 2025.
During the second quarter of 2025, the disposal group for the Voortman business, inclusive of approximately $251.0 of goodwill within the Sweet Baked Snacks reporting unit that was allocated to the disposal group based on a relative fair value analysis, was classified as held for sale. As a result, a pre-tax loss on the divestiture of $260.8 was recognized and included as a noncash charge in our Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows. We evaluated whether it was more likely than not that the remaining goodwill of the Sweet Baked Snacks reporting unit was impaired as of October 31, 2024, and concluded that no impairment existed at this date. On December 2, 2024, we completed the divestiture of the Voortman business.
During the third quarter of 2025, we completed the integration of the Hostess Brands business and operations, but continued to face execution challenges from a distribution, merchandising, and competitive standpoint, which resulted in lost market share. Further, the sweet baked goods category continued to face increased inflationary pressures and diminished discretionary income for consumers. These factors were key inputs into our long-range planning process, which was also completed during the third quarter of 2025, and indicated a decline in forecasted net sales and segment profit for the Sweet Baked Snacks reporting unit. As a result, we performed an interim impairment assessment of the Sweet Baked Snacks reporting unit that indicated an estimated fair value significantly below the carrying value of the reporting unit. We also performed an interim impairment assessment of the Hostess brand indefinite-lived trademark. As a result of these assessments, we recognized total pre-tax impairment charges of $1.0 billion during the third quarter of 2025, of which $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. These charges were included as noncash charges in our Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

We completed the annual impairment assessment, in which goodwill was tested for impairment at the reporting unit level for each reporting unit with goodwill as of the annual assessment date. As part of our annual evaluation, we did not recognize any impairment charges related to our reporting units or indefinite-lived intangible assets. The estimated fair value exceeded the carrying value by greater than 10 percent for all of our reporting units and indefinite-lived intangible assets, with the exception of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, as the carrying values approximated estimated fair values due to the impairment charges recognized during the third quarter of 2025.

During the fourth quarter of 2025, we continued to underperform as compared to plan in both net sales and segment profit for the Sweet Baked Snacks segment as a result of ongoing performance challenges from a distribution, merchandising, and competitive standpoint and sustained challenges in the sweet baked goods category. Performance during the fourth quarter of 2025 reflected the impact of a dynamic macroeconomic environment, inclusive of a reduction in discretionary consumer spending and the changing regulatory environment. Furthermore, in conjunction with the recently announced leadership transition, we re-evaluated the strategic priorities for the Sweet Baked Snacks segment to drive growth for the Hostess brand, with a focus on strengthening our portfolio, elevating our execution, and refocusing our strategy to reignite sustainable growth. Following the leadership transition, we revised our financial plan for 2026 as compared to prior expectations, reflecting near-term underperformance, an evolving macroeconomic environment, and updated Sweet Baked Snacks strategic priorities, inclusive of the recently announced closure of the Indianapolis, Indiana manufacturing facility in 2026. The updated financial plan reflects decreased net sales and segment profit, as compared to the projections used in the annual impairment review. The overall reduction in net sales and segment profit, in conjunction with the sustained underperformance of the sweet baked goods category since acquisition, led to a reduction of the forecasted long-term growth rate for the Sweet Baked Snacks reporting unit. As a result of these declines and the narrow differences between estimated fair values and carrying values as of the annual assessment date, we performed an interim impairment assessment of the Sweet Baked Snacks reporting unit that indicated an estimated fair value significantly below the carrying value of the reporting unit. We also performed an interim impairment assessment of the Hostess brand indefinite-lived trademark. As a result of these assessments, we recognized total pre-tax impairment charges of $980.0 during the fourth quarter of 2025, of which $867.3 and $112.7 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. These charges were included as noncash charges in our Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

The goodwill and indefinite-lived trademark within the Sweet Baked Snacks segment remain susceptible to future impairment charges. Any significant adverse change in our near- or long-term projections or macroeconomic conditions would result in future impairment charges for the Sweet Baked Snacks reporting unit. There were no other indicators of impairment during the fourth quarter of 2025, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of April 30, 2025. For additional information, refer to Note 7: Goodwill and Other Intangible Assets.
We work with our suppliers to extend our payment terms, which are then supplemented by a third-party administrator to assist in effectively managing our working capital. If the extension of payment terms is reversed or the financial institution terminates its participation in the program, our ability to maintain acceptable levels of working capital may be adversely affected.
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2025 and 2024, $340.4 and $384.9 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers.
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
The declaration, payment, and amount of any dividends is made pursuant to our dividend policy and is subject to the discretion of our Board and depends on various factors, such as our net income (loss), financial condition, cash requirements, future events, and other factors deemed relevant by the Board. Accordingly, there can be no assurance that any future dividends will be equal or similar in amount to any dividends previously paid or that our Board will not decide to reduce, suspend, or discontinue the payment of dividends at any time in the future. A reduction or elimination of our dividend payments could have a negative effect on our share price.
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
Our operations are subject to various regulations and laws, in addition to tax laws, administered by federal, state, and local government agencies in the U.S., including the FDA, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce, and Labor, state regulatory agencies, and other agencies, as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, transportation, storage, distribution, packaging disposal (including extended producer responsibility regulations), and sale of food products are each subject to governmental regulation that is increasingly extensive. Governmental regulation encompasses such matters as ingredients (including whether a product contains bioengineered ingredients or artificial dyes), packaging and disposal of packaging, labeling (including use of certain terms such as sugar free, healthy, low sodium, and low fat), pricing, advertising, relations with distributors and retailers, health, safety, data privacy and security, and anti-corruption, as well as an increased focus regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability, including single-use plastics. Additionally, we are routinely subject to new or modified securities regulations, other laws and regulations, and accounting and reporting standards.

The current U.S. presidential administration announced the imposition of significant new tariffs that will be imposed on our imports and exports, which could negatively impact international trade relations, result in retaliatory actions, and cause inflationary pressures and higher costs. The imposition of such tariffs and retaliatory measures could have a significant adverse impact on our results of operations, financial position, or cash flows, depending on their timing, degree, and magnitude. Further, we may be required to raise prices for our products to offset the additional costs, which could reduce demand and result in the loss of customers. Additionally, tariffs may harm our competitive position in key markets, as we may be at a disadvantage as compared to our competitors who operate in countries that are subject to lesser tariffs.
In the U.S., we are required to comply with federal laws, such as the Federal Food, Drug, and Cosmetic Act, the Food Safety Modernization Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Tariff Act, laws governing equal employment opportunity, and various other federal statutes and regulations.
We are also subject to various laws and regulations that are continuously evolving in the U.S., Canada, and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, in the U.S., California, Colorado, Connecticut, Delaware, Iowa, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia all have comprehensive privacy laws in effect that impose privacy obligations on companies that do business in these states and that collect personal information from certain individuals. In some jurisdictions, these laws impose civil penalties on companies that fail to comply with these requirements including, in certain cases, a private right of action for data breaches. In addition, several other states have passed similar comprehensive privacy laws that are set to take effect in either the second half of calendar year 2025 or in calendar year 2026, and still more states have either already introduced or have corresponding privacy rights bills in committee, which means the scope of privacy laws we will be subject to will continue to expand beyond calendar year 2026. Therefore, on an ongoing basis, we will continuously evaluate our new privacy obligations and develop additional compliance mechanisms and processes as may be required. There are also a wide range of enforcement agencies at both state and federal levels that can investigate companies for privacy and data security concerns based on general consumer protection laws. Accordingly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties.
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
Risks associated with corporate responsibility matters may negatively affect our business and operations.

There is a growing focus from certain investors, customers, and other key stakeholders regarding corporate responsibility resulting in an increased emphasis on corporate responsibility ratings. Corporate responsibility ratings are released by a variety of third-party organizations who provide reports on companies in order to measure and assess corporate responsibility performance. We risk damage to our brand and reputation if it is determined that our corporate responsibility procedures or standards do not meet the standards set by our stakeholders. Any failure in our decision-making or related investments regarding corporate responsibility could affect consumer perceptions of our brand.
Our initiatives may fail to satisfy the varied and differing views of our stakeholders. In recent years, opposing sentiment of corporate responsibility topics or initiatives has gained momentum across the U.S., as several states and Congress have proposed or enacted policies, legislation, or initiatives, and stakeholders have expressed opposing views on corporate responsibility topics and initiatives. In addition, the federal government has recently issued and acted on executive orders, memoranda, and investigations opposing diversity, equity, and inclusion initiatives. Such policies, sentiment, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations, litigation, enforcement actions, boycotts, loss of consumer demand, or sustaining reputational harm, which could negatively impact our business and financial results.

Risks associated with climate change and other environmental impacts or legal, regulatory, or market measures to address climate change may negatively affect our business and operations.

As set forth in the Intergovernmental Panel on Climate Change Sixth Assessment Report, global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which have contributed to and are expected to continue contributing to significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, peanuts, oils and fats, flour, sugar, fruit, and other ingredients. We may also be subjected to decreased availability or less favorable pricing for water or energy as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters, extreme weather conditions, and other natural conditions may disrupt the productivity of our facilities or the operation of our supply chain, which could increase our insurance or other operating costs or require us to make additional, unplanned capital expenditures. Specifically, in January 2024, a snow and ice storm in the south caused our cat food plant in Decatur, Alabama to be temporarily shut down. Although we consider these to be uncommon events, and we were able to effectively minimize any disruptions through our business continuity planning efforts, extreme weather could disrupt our production in the future, adversely affecting our ability to meet customer deadlines and supply demands.
Additionally, there is an increased focus by foreign, federal, state, and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability, including single-use plastics. Increased energy or compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment could be costly and may cause disruptions in, or an increase in the costs associated with, our manufacturing and distribution facilities, as well as increased supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations, strategy, and reporting. Collecting, measuring, and analyzing information relating to climate change and sustainability matters can be costly, time consuming, dependent on third-party cooperation, and unreliable. Furthermore, methodologies for measuring, tracking, and reporting on climate change and sustainability continue to change over time, which requires our processes and controls for such data to evolve as well.
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
We rely on information technology (“IT”) networks and systems, including the Internet, to process, transmit, and store electronic information, and the importance of such networks and systems has increased due to many of our employees working remotely. In particular, we depend on our IT infrastructure to effectively manage our business data, supply chain, logistics, finance, manufacturing, and other business processes and for digital marketing activities and electronic communications between Company personnel and our customers and suppliers. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, or we do not effectively implement system upgrades, our business or financial results could be negatively impacted. Furthermore, the rapid evolution of emerging technologies such as artificial intelligence may intensify our cybersecurity risks. We are regularly the target of attempted cyber and other security threats. Therefore, we continuously monitor and update our IT networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, phishing attacks, malware, ransomware, social engineering, password theft, physical breaches, and other events that could have a security impact. In addition, the ongoing geopolitical conflicts have heightened the risk of cyberattacks. We invest in industry-standard security technology to protect our data and business processes against the risk of data security breaches and cyber-based attacks. We believe our security technology tools and processes provide adequate measures of protection against security breaches and reduce cybersecurity risks. Nevertheless, despite continued vigilance in these areas, security breaches or system failures of our infrastructure, whether due to attacks by hackers, employee error, or other causes, can create system disruptions, shutdowns, transaction errors, or unauthorized disclosure of confidential or proprietary information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, the cost to remediate any damages to our IT systems suffered as a result of a cyber-based attack could be significant.

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
Further, we have outsourced several IT support services and administrative functions, including benefit plan administration and other functions, to third-party service providers and strategic partners and may outsource other functions in the future to achieve cost savings and efficiencies. In addition, certain of our processes rely on third-party cloud computing services. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected benefits and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, inaccurate financial reporting, the loss of or damage to intellectual property through a security breach, the loss of sensitive data through a security breach, or otherwise.

We may face complications with the design or implementation of our new enterprise performance management (“EPM”) system, which may negatively affect our business and operations.

We rely on IT networks and systems to manage our business and operations and occasionally implement new and upgrade our existing IT systems. We are in the process of a multi-year implementation of a new EPM system, inclusive of an enterprise resource planning system (i.e., general ledger), through the use of Oracle Cloud Solutions. The EPM system will replace our existing financial system and is designed to accurately maintain our financial records, enhance operational functionality and efficiency, and provide timely information to our management team. The EPM system implementation process has required, and will continue to require, the investment of significant personnel and financial resources over the duration of the project. We anticipate full integration of the EPM system in early 2026. Further, we may not be able to successfully implement the EPM system without experiencing delays, increased costs, and other complications, including potential design defects, miscalculations, testing requirements, and the diversion of management’s attention from day-to-day business operations. If we are unable to successfully design and implement the new EPM system as planned, our financial condition, results of operations, and cash flows could be negatively impacted. In addition, if the EPM system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected.
Ongoing geopolitical conflicts and the related disruptions to the global economy could adversely affect our business, financial condition, or results of operations.
The global economy has been negatively impacted by the ongoing conflicts between Russia and Ukraine and Israel and Hamas, as well as rising tensions between China and Taiwan. Governments in the United States, United Kingdom, and European Union have imposed sanctions on certain products, industry sectors, and parties in Russia. Although we do not have any operations in Russia, Ukraine, Israel, Palestine, China, or Taiwan, we have experienced and may continue to experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the conflicts on the global economy. If the conflicts continue for an extended period of time, they could result in cyberattacks, supply chain disruptions, lower consumer demand, changes in foreign currency exchange rates, increased trade barriers and restrictions on global trade, and other impacts, which may adversely affect our business, financial condition, or results of operations. These and other impacts of the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and rising tensions between China and Taiwan could also heighten many of the other risk factors discussed in this section.
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
While we face regular cybersecurity threats, including ransomware and data breaches, we have not encountered significant incidents during the year ended April 30, 2025. We believe our security measures are adequate, but we acknowledge the rising sophistication of threats. Despite vigilance, system disruptions or unauthorized disclosures remain possible.
Governance and Oversight
The Board actively supports strategy and oversees risk management, drawing on a diverse range of experiences, skills, qualifications, and backgrounds. This includes oversight of cybersecurity matters. The Audit Committee, composed entirely of independent Board members, receives quarterly updates on the Company’s cybersecurity program, which includes recent developments, program improvements, risk analysis, and an annual update on the scenario-based cybersecurity exercise. The Audit Committee also receives periodic updates, as needed, including any cybersecurity events that would require notification to the Audit Committee. The Audit Committee provides quarterly updates to the Board on key cybersecurity activities, and cybersecurity is also reviewed at least annually with the Board. In addition, two of our Audit Committee members, including the Chair, hold a CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors.
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

Item 2.     Properties.
The table below lists all of our manufacturing and processing facilities at April 30, 2025. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that the capacity at our existing facilities will be sufficient to sustain current operations and the anticipated near-term growth of our business.
We own all of the properties listed below, except as noted. Additionally, our principal distribution centers in the U.S. include one owned and six leased facilities and one leased facility in Canada. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We lease three sales and administrative offices in the U.S. and one in Canada. Our corporate headquarters is located in Orrville, Ohio, and our Canadian headquarters is located in Markham, Ontario.

Locations	Products Produced/Processed/Stored	Primary Reportable Segment
Arkadelphia, Arkansas	Sweet baked goods	Sweet Baked Snacks
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Columbus, Georgia	Sweet baked goods	Sweet Baked Snacks
Decatur, Alabama	Cat food	U.S. Retail Pet Foods
Emporia, Kansas	Sweet baked goods	Sweet Baked Snacks
Grandview, Washington	Fruit	U.S. Retail Frozen Handheld and Spreads
Indianapolis, Indiana (A)	Sweet baked goods	Sweet Baked Snacks
Lexington, Kentucky	Peanut butter	U.S. Retail Frozen Handheld and Spreads
Longmont, Colorado	Frozen sandwiches	U.S. Retail Frozen Handheld and Spreads
McCalla, Alabama (B)	Frozen sandwiches	U.S. Retail Frozen Handheld and Spreads
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Frozen Handheld and Spreads
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Frozen Handheld and Spreads
New Orleans, Louisiana (four facilities) (C)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Frozen Handheld and Spreads
Oxnard, California	Fruit	U.S. Retail Frozen Handheld and Spreads
Scottsville, Kentucky	Frozen sandwiches	U.S. Retail Frozen Handheld and Spreads
Sherbrooke, Quebec	Canned milk	Other (D)
Topeka, Kansas (E)	Dry dog and cat food and dog and cat snacks	U.S. Retail Pet Foods
(A)On May 27, 2025, we announced plans to close our Indianapolis, Indiana manufacturing facility, which manufactures Hostess branded products, and consolidate operations into other existing facilities by early calendar year 2026 to further optimize operations for our Sweet Baked Snacks segment.
(B)Our new McCalla facility helps meet growing demand for Uncrustables sandwiches and complements our existing facilities in Longmont and Scottsville. Production at the McCalla facility began in October 2024.
(C)We lease our coffee silo facility in New Orleans.
(D)Represents the combined International and Away From Home operating segments.
(E)Our Topeka facility produced dry dog food through the end of 2025 under a contract manufacturing agreement as part of the divestiture of certain pet food brands.
Item 3.    Legal Proceedings.
The information required for this Item is incorporated herein by reference to Note 16: Contingencies in Part II, Item 8 in this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are listed on the New York Stock Exchange – ticker symbol SJM. There were 531,057 shareholders of record as of June 11, 2025, of which 28,467 were registered holders of common shares.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the fourth quarter of 2025, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2025 - February 28, 2025	—	$—	—	1,111,472
March 1, 2025 - March 31, 2025	1,040	114.44	—	1,111,472
April 1, 2025 - April 30, 2025	1,438	116.76	—	1,111,472
Total	2,478	$115.79	—	1,111,472
(a)    Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of April 30, 2025, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Comparison of Cumulative Total Return: The following graph compares the cumulative total shareholder return for the five years ended April 30, 2025, for our common shares, the Standard & Poor’s (“S&P”) Packaged Foods & Meats Index, and the S&P 500 Index. These figures assume all dividends are reinvested when received and are based on $100.00 invested in our common shares and the referenced index funds on April 30, 2020.

	April 30,
	2020	2021	2022	2023	2024	2025
The J. M. Smucker Company	$100.00	$117.58	$126.56	$146.81	$112.74	$118.65
S&P Packaged Foods & Meats	100.00	117.59	132.33	147.42	130.75	122.65
S&P 500	100.00	145.98	146.29	150.19	184.23	206.51
Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

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
Company Background
At The J. M. Smucker Co., it is our privilege to make food people and pets love by offering a diverse family of brands available across North America. We are proud to lead in the coffee, peanut butter, fruit spreads, frozen handheld, sweet baked goods, dog snacks, and cat food categories by offering brands consumers trust for themselves and their families each day, including Folgers, Dunkin’, Café Bustelo, Jif, Uncrustables, Smucker’s, Hostess, Milk-Bone, and Meow Mix. Through our unwavering commitment to producing quality products, operating responsibly and ethically, and delivering on our Purpose, we will continue to grow our business while making a positive impact on society.
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, and Sweet Baked Snacks. These segments in total comprised 86 percent of consolidated net sales in 2025 and represent a major portion of our strategic focus – the sale of branded food and beverage products with leadership positions to consumers through retail outlets in North America. Products within our U.S. retail market segments are primarily sold through a combination of direct sales and brokers to food retailers, club stores, discount and dollar stores, online retailers, pet specialty stores, drug stores, military commissaries, mass merchandisers, and distributors. The Sweet Baked Snacks segment includes products distributed across all channels, both domestically and in foreign countries, such as supermarket chains, convenience stores, national mass retailers, discount and dollar stores, club stores, the vending channel, drug stores, and military commissaries. International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).
Strategic Overview
We remain rooted in our Basic Beliefs to Be Bold, Be Kind, Do the Right Thing, Play to Win, and Thrive Together. Our Basic Beliefs are the core of our unique corporate culture, serving as the foundation for decision-making and how we interact with our colleagues and partners. While our Basic Beliefs have evolved over time as we have grown, we remain unwavering in our commitment to these core values and recognize how we are called to act upon them will continue to transform as the world around us does. In addition, we have been led by five generations of family leadership, having had only six chief executive officers in over 125 years. This continuity of management and thought extends to the broader leadership team that embodies the values and embraces the business practices that have contributed to our consistent growth.
Our strategic vision is to engage, delight, and inspire consumers by building brands they love and leading in growing categories. This vision is our long-term direction that guides business priorities and aligns our organization. As a company of iconic brands and new favorites, we will continue to drive balanced, long-term growth, primarily in North America. Further, we will continue to guide the transformation of our business by advancing our strategy of leading in the attractive categories of pet, coffee, and snacking.
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
Over the past five years, net sales, adjusted operating income, and adjusted earnings per share increased at a compound annual growth rate of approximately 2 percent, 4 percent, and 3 percent, respectively. These changes were primarily driven by an increase in net sales from the acquisition of Hostess Brands, partially offset by the reduction in net sales from the divested Voortman business and certain Sweet Baked Snacks value brands in 2025, Sahale Snacks and Canada condiment businesses in 2024, certain pet food brands in 2023, the private label dry pet food and natural beverage and grains businesses in 2022, and the Crisco® and Natural Balance® businesses in 2021. Net cash provided by operating activities decreased at a compound annual growth rate of approximately 1 percent over the past five years. Our cash deployment strategy is to balance reinvesting in our business through acquisitions and capital expenditures with returning cash to our shareholders through the payment of dividends and share repurchases. Our deployment strategy also includes a significant focus on debt repayment.

Acquisition
On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands. The total purchase consideration in connection with the acquisition was $5.4 billion, which reflects an exchange offer of all outstanding shares of Hostess Brands common stock at a price of $34.25 per share, consisting of $30.00 in cash and 0.03002 shares of our common shares, based on the closing stock price on September 8, 2023, that were exchanged for each share of Hostess Brands common stock as of the transaction date. The purchase price included the issuance of approximately 4.0 million of our common shares to Hostess Brands’ shareholders, valued at $450.2. In addition, we paid $3.9 billion in cash, net of cash acquired, and assumed $991.0 of debt from Hostess Brands and $67.8 of an other debt-like item, reflecting consideration transferred for the cash payment of Hostess Brands’ employee equity awards. New debt of $5.0 billion was borrowed, consisting of $3.5 billion in Senior Notes, an $800.0 senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”), and $700.0 of short-term borrowings under our commercial paper program to partially fund the transaction and pay off the debt assumed as part of the acquisition. Hostess Brands is a manufacturer and marketer of sweet baked goods brands including Hostess Donettes, Twinkies, CupCakes, DingDongs, Zingers, CoffeeCakes, HoHos, Mini Muffins, and Fruit Pies, and the Voortman cookie brand at the acquisition date. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois at the acquisition date. During 2025, the acquired business contributed net sales of $1,178.8. We anticipate cost synergies of approximately $100.0, which are expected to be achieved by the end of 2026. To date, we have achieved cost synergies of approximately $86.0, of which approximately $75.0 was achieved during 2025. For additional information, refer to Note 2: Acquisition.

Divestitures
On March 3, 2025, we sold certain Sweet Baked Snacks value brands to JTM. The transaction included certain trademarks and licenses, a manufacturing facility in Chicago, Illinois, and approximately 400 employees who supported the business. Under our ownership, these Sweet Baked Snacks value brands generated net sales of approximately $48.4 and $30.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks segment. Net proceeds from the divestiture were $34.6, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $44.2 during 2025, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On December 2, 2024, we sold the Voortman business to Second Nature. The transaction included products sold under the Voortman brand, inclusive of certain trademarks, a leased manufacturing facility in Burlington, Ontario, and approximately 300 employees who supported the business. Under our ownership, the Voortman business generated net sales of approximately $86.3 and $65.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks segment. Net proceeds from the divestiture were $291.4, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $265.9 during 2025, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods. The transaction included Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8 and $61.6 in 2024 and 2023, respectively, which were included in the International operating segment. Final net proceeds from the divestiture were $25.3, inclusive of a working capital adjustment and cash transaction costs. Upon completion of this transaction during 2024, we recognized a pre-tax loss of $5.7, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On November 1, 2023, we sold the Sahale Snacks business to Second Nature. The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1 and $48.4 in 2024 and 2023, respectively, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $31.6, inclusive of a working capital adjustment and cash transaction costs. Upon completion of this transaction during 2024, we recognized a pre-tax loss of $6.7, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as the private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, primarily included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during 2023, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows. During 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during 2024, we entered into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were settled for $466.3 under the equity forward contract on November 15, 2023. For additional information, see Note 10: Derivative Financial Instruments.

For additional information, refer to Note 3: Divestitures.
Trends Affecting our Business
During 2025, we continued to experience input cost inflation and a dynamic and evolving macroeconomic environment, inclusive of tariffs, regulatory and policy changes, and changes in consumer behaviors, which we anticipate will persist into 2026. Further, the higher costs have required price increases across our business, and we anticipate the price elasticity of demand could remain elevated into 2026 as consumers continue to experience broader inflationary pressures and are selective in their spending. In response to the inflationary pressures, we continue to focus on the delivery of our company-wide transformation initiative to deliberately translate our continuous improvement mindset into sustainable productivity initiatives in order to grow our profit margins and reinvest in the Company to enable future growth and cost savings.

In addition, it is possible significant disruptions in our supply chain could occur if certain geopolitical events continue to impact markets around the world, including the impact of potential shipping delays due to supply and demand imbalances, as well as labor shortages and tariffs. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety, business continuity, and maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during periods of high demand. However, to the extent that high demand levels or supply chain disruptions delay order fulfillment, we may experience volume loss and elevated penalties. Although we do not have any operations in Russia, Ukraine, Israel, Palestine, China or Taiwan, we continue to monitor the environment for any significant escalation or expansion of economic or supply chain disruptions, including broader inflationary costs and the impact of tariffs, as well as regional or global economic recessions.

Overall, broad-based supply chain disruptions and the impact of inflation remain uncertain. We will continue to evaluate the nature and extent to which supply chain disruptions and inflation will impact our business, supply chain, including labor availability and attrition, results of operations, financial condition, and liquidity.

Results of Operations
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended April 30, 2025 and 2024. For the comparisons of the years ended April 30, 2024 and 2023, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

	Year Ended April 30,
	2025	2024	% Increase (Decrease)
Net sales	$8,726.1	$8,178.7	7%
Gross profit	$3,384.7	$3,115.4	9
% of net sales	38.8%	38.1%
Operating income (loss)	$(673.9)	$1,305.8	n/m
% of net sales	(7.7)%	16.0%
Net income (loss):
Net income (loss)	$(1,230.8)	$744.0	n/m
Net income (loss) per common share – assuming dilution	$(11.57)	$7.13	n/m
Adjusted gross profit (A)	$3,335.6	$3,111.6	7
% of net sales	38.2%	38.0%
Adjusted operating income (A)	$1,824.7	$1,636.2	12
% of net sales	20.9%	20.0%
Adjusted income: (A)
Income	$1,078.8	$1,038.0	4
Earnings per share – assuming dilution	$10.12	$9.94	2
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable generally accepted accounting principles (“GAAP”) financial measure.

Net Sales

	Year Ended April 30,
	2025	2024	Increase (Decrease)	%
Net sales	$8,726.1	$8,178.7	$547.4	7%
Hostess Brands acquisition	(669.3)	—	(669.3)	(8)
Sweet Baked Snacks value brands divestiture	—	(11.2)	11.2	—
Voortman divestiture	—	(54.9)	54.9	1
Canada condiment divestiture	—	(43.8)	43.8	1
Sahale Snacks divestiture	—	(24.1)	24.1	—
Foreign currency exchange	10.7	—	10.7	—
Net sales excluding acquisition, divestitures, and foreign currency exchange (A)	$8,067.5	$8,044.7	$22.8	—%
Amounts may not add due to rounding.
(A)Net sales excluding acquisition, divestitures, and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in 2025 increased $547.4, or 7 percent, which includes incremental net sales in the current year of $669.3 related to the Hostess Brands acquisition, partially offset by $134.0 of noncomparable net sales in the prior year related to divestitures. Net sales excluding acquisition, divestitures, and foreign currency exchange increased $22.8. Net price realization contributed 2 percentage points to net sales, reflecting higher net pricing for coffee, partially offset by lower net pricing for sweet baked goods, dog snacks, and cat food. Volume/mix decreased net sales by 2 percentage points, primarily driven by lower contract manufacturing sales related to the divested pet food brands and decreases for coffee, dog snacks, and sweet baked goods, partially offset by increases for Uncrustables sandwiches and cat food.

Operating Income (Loss)
The following table presents the components of operating income (loss) as a percentage of net sales.

	Year Ended April 30,
	2025	2024
Gross profit	38.8%	38.1%
Selling, distribution, and administrative expenses:
Marketing	3.3%	3.2%
Advertising	2.1	2.2
Selling	3.0	3.1
Distribution	3.3	3.2
General and administrative	5.9	6.0
Total selling, distribution, and administrative expenses	17.5%	17.7%
Amortization	2.5	2.3
Goodwill impairment charges	19.0	—
Other intangible assets impairment charges	3.7	—
Other special project costs	0.4	1.6
Loss (gain) on divestitures – net	3.6	0.2
Other operating expense (income) – net	(0.2)	0.4
Operating income (loss)	(7.7)%	16.0%
Amounts may not add due to rounding.

Gross profit increased $269.3, or 9 percent, in 2025, primarily reflecting the noncomparable benefit of Hostess Brands and higher net price realization, partially offset by higher costs, the noncomparable impact of divestitures, and unfavorable volume/mix.

Operating income (loss) decreased $1,979.7, primarily reflecting pre-tax noncash impairment charges of $1,661.6 and $320.9 related to the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, respectively, the $310.1 net pre-tax loss on divestitures, reflecting the $44.2 and $265.9 pre-tax losses on the divestiture of certain Sweet Baked Snacks value brands and the Voortman business, respectively, and an $82.8 increase in selling, distribution, and administrative (“SD&A”) expenses. These impacts were partially offset by the increase in gross profit, a $94.4 decrease in other special project costs primarily related to integration costs associated with the acquisition of Hostess Brands, and lapping a $39.1 charge in the prior year related to the termination of a supplier agreement.

Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”), increased $224.0, or 7 percent, as compared to the prior year, primarily reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses and the exclusion of special project costs as compared to GAAP gross profit. Adjusted operating income, which further reflects the exclusion of the noncash impairment charges of $2.0 billion associated with the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, the $310.1 net pre-tax loss on divestitures, and other special project costs as compared to GAAP operating income, increased $188.5, or 12 percent, as compared to the prior year.

Interest Expense
Net interest expense increased $124.4, or 47 percent, in 2025, primarily due to increased interest expense related to the new Senior Notes issued during 2024 to partially finance the acquisition of Hostess Brands. For additional information, refer to Note 8: Debt and Financing Arrangements.
Income Taxes
Income taxes increased $68.4 in 2025, as compared to the prior year. The effective income tax rate for 2025 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and the unfavorable permanent impacts associated with the goodwill impairment charges for the Sweet Baked Snacks reporting unit and the sale of the Voortman business, partially offset by favorable noncash deferred tax benefits associated with the integration of Hostess Brands into our Co mpany and certain state legislative changes enacted during the year. The effective income tax rate for 2024 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and unfavorable tax impacts associated with the acquisition of Hostess Brands, partially offset by a favorable tax impact of the sale of the Sahale Snacks business. We anticipate a full-year effective income tax rate for 2026 to be approximately 23.8 percent. For additional information, refer to Note 14: Income Taxes.

Special Project Costs
Divestiture Costs: Total divestiture costs incurred to date related to the divested Sahale Snacks and Canada condiment businesses were $6.4, which included $4.3 and $2.1 of employee-related and other transition and termination costs, respectively. We incurred divestiture costs of $0.9 and $5.5 during 2025 and 2024, respectively, which primarily consisted of employee-related costs and a noncash gain related to a lease termination in 2025. As of April 30, 2025, we do not anticipate any additional costs to be incurred related to these divestiture activities.

Furthermore, we identified opportunities to address certain distribution inefficiencies, as a result of the divestitures. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026. We have recognized total cumulative costs of $6.5 during 2025, primarily consisting of other transition and termination costs. For additional information, see Note 3: Divestitures.

Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $190.0 and include transaction costs, employee-related costs, and other transition and termination charges, with the majority expected to be cash charges. We have recognized total cumulative integration costs of $184.9, of which $37.5 were recognized during 2025. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs.

Restructuring Costs: On May 27, 2025, we announced plans to close our Indianapolis, Indiana manufacturing facility, which manufactures Hostess branded products, and consolidate operations into other existing facilities by early calendar year 2026 to further optimize operations for our Sweet Baked Snacks segment. We anticipate incurring approximately $75.0 of costs related to these efforts, consisting of $60.0 in noncash charges for accelerated depreciation and $15.0 in employee-related and other transition and termination costs.
For further information on these costs, refer to Note 4: Special Project Costs.
Commodities Overview
The raw materials we use in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The most significant of these materials, based on 2025 annual spend, are green coffee, peanuts, oils and fats, flour, sugar, and fruit. Green coffee, corn, certain meals, oils, and grains are traded on active regulated exchanges, and the price of these commodities fluctuates based on market conditions. Derivative instruments, including futures and options, are used to minimize the impact of price volatility for these commodities.

We source green coffee from more than 20 coffee-producing countries. Its price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, geopolitical conflicts, changes in governmental agricultural and energy policies and regulation, political and economic conditions in the source countries, and tariffs.

We source peanuts and oils and fats mainly from North America. We are one of the largest roasters of peanuts in the U.S. and frequently enter into long-term purchase contracts for various periods of time to mitigate the risk of a shortage of this commodity. The oils we purchase are mainly palm, soybean, and peanut. The price of peanuts, protein meals, and oils is driven primarily by weather, which impacts crop sizes and yield, as well as global demand, especially from large importing countries such as China and India.

We frequently enter into long-term contracts to purchase plastic containers, which are sourced mainly within the U.S. Plastic resin is made from petrochemical feedstock and natural gas feedstock, and the price can be influenced by feedstock, energy, and crude oil prices as well as global economic and geopolitical conditions.
Excluding the impact of derivative gains and losses, our overall commodity costs in 2025 were higher than in 2024, primarily due to higher costs for green coffee, corn, and meals.

Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, and Sweet Baked Snacks. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable.

The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; the U.S. Retail Frozen Handheld and Spreads segment primarily includes the domestic sales of Uncustables, Jif, and Smucker’s branded products; the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; and the Sweet Baked Snacks segment primarily includes all domestic and foreign sales of Hostess branded products in all channels. With the exception of Sweet Baked Snacks products, International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).

	Year Ended April 30,
	2025	2024	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$2,806.6	$2,704.4	4%
U.S. Retail Frozen Handheld and Spreads	1,877.0	1,815.6	3
U.S. Retail Pet Foods	1,663.6	1,822.8	(9)
Sweet Baked Snacks	1,178.8	637.3	85
International and Away From Home	1,200.1	1,198.6	—
Segment profit:
U.S. Retail Coffee	$795.1	$759.2	5%
U.S. Retail Frozen Handheld and Spreads	425.3	434.1	(2)
U.S. Retail Pet Foods	459.6	402.1	14
Sweet Baked Snacks	219.8	138.2	59
International and Away From Home	247.4	208.1	19
Segment profit margin:
U.S. Retail Coffee	28.3%	28.1%
U.S. Retail Frozen Handheld and Spreads	22.7	23.9
U.S. Retail Pet Foods	27.6	22.1
Sweet Baked Snacks	18.6	21.7
International and Away From Home	20.6	17.4

U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $102.2 in 2025. Net price realization increased net sales by 5 percentage points, primarily driven by higher net pricing for the Folgers and Café Bustelo brands, partially offset by lower net pricing for the Dunkin’ brand. Volume/mix decreased net sales by 2 percentage points, primarily reflecting decreases for the Folgers and Dunkin’ brands, partially offset by an increase for the Café Bustelo brand. Segment profit increased $35.9, primarily reflecting higher net price realization, lapping a $39.1 charge in the prior year related to the termination of a supplier agreement, lower marketing spend, and favorable property taxes, partially offset by higher commodity costs and unfavorable volume/mix.
U.S. Retail Frozen Handheld and Spreads
The U.S. Retail Frozen Handheld and Spreads segment net sales increased $61.4 in 2025, inclusive of the impact of $15.1 of noncomparable net sales in the prior year related to the divested Sahale Snacks business. Excluding the noncomparable impact of the divestiture, net sales increased $76.5, or 4 percent. Volume/mix contributed 5 percentage points to net sales, primarily reflecting increases for Uncrustables sandwiches and peanut butter, partially offset by a decrease for fruit spreads. Net price realization was neutral to net sales as lower net pricing for Uncrustables sandwiches was mostly offset by higher net pricing for toppings and syrups and peanut butter. Segment profit decreased $8.8, primarily reflecting increased marketing spend, higher costs, lower net price realization, increased distribution expenses, and equipment write-off charges, partially offset by favorable volume/mix.

U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $159.2 in 2025. Volume/mix decreased net sales by 7 percentage points, primarily reflecting lower contract manufacturing sales related to the divested pet food brands, as the contract manufacturing agreement with Post concluded at the end of 2025, and a decrease for dog snacks, partially offset by an increase for cat food. Net price realization decreased net sales by 2 percentage points, primarily reflecting higher trade spend for cat food and dog snacks. Segment profit increased $57.5, primarily reflecting lower costs and decreased operating and distribution expenses, partially offset by lower net price realization and unfavorable volume/mix.
Sweet Baked Snacks
We acquired Hostess Brands on November 7, 2023, as discussed in Note 2: Acquisition. During 2025, the Sweet Baked Snacks segment contributed net sales of $1,178.8 and segment profit of $219.8. Excluding noncomparable net sales of $669.3 in the current year related to the Hostess Brands acquisition and $66.1 in the prior year related to the divestiture of certain Sweet Baked Snacks value brands and the Voortman business, net sales decreased $61.7, or 11 percent during 2025. Volume/mix decreased net sales by 7 percentage points, primarily reflecting decreases for snack cakes and private label products. Net price realization decreased net sales by 4 percentage points, primarily reflecting lower net pricing across the portfolio. Segment profit increased $81.6 during 2025, primarily reflecting the impact of noncomparable segment profit in the current year related to the Hostess Brands acquisition, partially offset by lower net price realization, unfavorable volume/mix, the impact of noncomparable segment profit in the prior year related to the divestitures, higher costs, and increased marketing spend.
International and Away From Home
International and Away From Home net sales increased $1.5 in 2025, including the noncomparable impact of $52.8 of net sales in the prior year primarily related to the divestitures and $10.7 of unfavorable foreign currency exchange. Excluding the noncomparable impact of the divested brands and foreign currency exchange, net sales increased $65.0, or 6 percent. Net price realization contributed 5 percentage points to net sales, primarily driven by higher net pricing across the majority of the portfolio. Volume/mix was neutral to net sales, as increases for Uncrustables sandwiches and peanut butter were mostly offset by a decrease for coffee. Segment profit increased $39.3, primarily driven by higher net price realization and favorable volume/mix, partially offset by higher costs, the impact of noncomparable segment profit in the prior year related to the divested businesses, and pre-production expenses primarily related to the new Uncrustables sandwiches manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents increased to $69.9 at April 30, 2025, compared to $62.0 at April 30, 2024.

The following table presents selected cash flow information.

	Year Ended April 30,
	2025	2024
Net cash provided by (used for) operating activities	$1,210.4	$1,229.4
Net cash provided by (used for) investing activities	(100.3)	(3,964.6)
Net cash provided by (used for) financing activities	(1,102.7)	2,141.6

Net cash provided by (used for) operating activities	$1,210.4	$1,229.4
Additions to property, plant, and equipment	(393.8)	(586.5)
Free cash flow (A)	$816.6	$642.9
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $19.0 decrease in cash provided by operating activities in 2025 was primarily driven by higher working capital requirements in 2025 and lapping the $42.5 proceeds received from settlement of the interest rate contracts assumed as part of the acquisition of Hostess Brands in the prior year, partially offset by higher net income (loss) adjusted for noncash items in the current year. The cash required to fund working capital increased compared to the prior year primarily driven by an increase in cash used for accrued liabilities reflecting timing of interest payments and a decrease in the payable for transition s ervices agreements entered into in connection with the divestitures and inventories reflecting higher inventory levels and input cost inflation in the current year. These uses of cash were partially offset by an increase in cash from trade receivables due to timing of sales and cash collections and accounts payable due to timing of spend and cash payments.
Cash used for investing activities in 2025 consisted primarily of $393.8 in capital expenditures, reflecting our investments in the new Uncrustables sandwiches manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities, and also included an increase of $39.4 in our derivative cash margin account balances. These uses of cash for 2025 were partially offset by net proceeds received of $326.0 from the divestiture of certain Sweet Baked Snacks value brands and the Voortman business. Cash used for investing activities in 2024 consisted primarily of $3.9 billion related to the acquisition of Hostess Brands, including $67.8 of consideration transferred for the cash payment of Hostess Brands’ employee equity awards, and $586.5 in capital expenditures, primarily driven by investments in Uncrustables sandwiches to support the new manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities. These uses of cash for 2024 were partially offset by proceeds of $466.3 received from the settlement of our equity investment in Post common stock and net proceeds received of $56.3, primarily from the divested Sahale Snacks and Canada condiment businesses, and a decrease of $18.9 in our derivative cash margin account balances.
Cash used for financing activities in 2025 consisted primarily of long-term debt repayments of $1,300.0 and dividend payments of $455.4, partially offset by $650.0 of proceeds from long-term debt and a net increase in short-term borrowings of $19.2. Cash provided by financing activities in 2024 consisted primarily of proceeds from long-term debt of $4.3 billion to partially finance the acquisition of Hostess Brands and a net increase in short-term borrowings of $578.2. These proceeds were partially offset by the $991.0 repayment of Hostess Brands’ debt assumed, the $800.0 Term Loan prepayment, dividend payments of $437.5, purchase of treasury shares of $372.8, and an $86.4 payment to terminate the tax receivable agreement assumed with the acquisition of Hostess Brands.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2025 and 2024, $340.4 and $384.9 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During 2025 and 2024, we paid $1,562.3 and $1,685.5, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2025. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2025, and the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.

Product Recall: We are defendants in ongoing consumer litigation associated with a voluntary recall of select Jif peanut butter products initiated in May 2022. The outcome and financial impact of this litigation cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2025, and the likelihood of loss is not considered probable or reasonably estimable.
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

On November 3, 2022, pursuant to the agreement with the RWI insurers, Voortman brought claims in the Ontario (Canada) Superior Court of Justice (the “Claim”) against certain of the Sellers related to the alleged breaches. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce Hostess Brands to overpay for Voortman. We are seeking damages of $109.0 CAD representing the amount of the aggregate liability of the Sellers for indemnification under the Purchase Agreement, $5.0 CAD in punitive or aggravated damages, interest, proceedings fees, and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although we believe that the Claim is meritorious, no assurance can be given as to whether we will recover all, or any part, of the amounts being pursued. We retained rights to the Claim upon the divestiture of the Voortman business in 2025.
Capital Resources
The following table presents our capital structure.

	April 30,
	2025	2024
Current portion of long-term debt	$—	$999.3
Short-term borrowings	640.8	591.0
Long-term debt, less current portion	7,036.8	6,773.7
Total debt	$7,677.6	$8,364.0
Shareholders’ equity	6,082.6	7,693.9
Total capital	$13,760.2	$16,057.9
In March 2025, we entered into a Term Loan for an unsecured $650.0 term facility. Borrowings under the Term Loan bear interest on the prevailing Secured Overnight Financing Rate (“SOFR”) and are payable at the end of the borrowing term. The Term Loan matures on March 5, 2027, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. During 2025, the full amount was drawn on the Term Loan to partially finance the repayment of $1.0 billion in principal of our 3.50% Senior Notes due March 15, 2025. As of April 30, 2025, the interest rate on the Term Loan was 5.43 percent.
In March 2025, we also entered into an unsecured revolving credit facility with a group of ten banks, which provides for a revolving credit line of $2.0 billion and matures in March 2030. As a result of the new facility in March 2025, we terminated the previous $2.0 billion revolving credit facility. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2025, we had $641.0 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 4.73 percent.
In December 2024, we commenced cash tender offers to purchase up to $300.0 in aggregate purchase price, not including accrued and unpaid interest, of certain outstanding Senior Notes. As a result, an aggregate principal amount of $122.5 of our 2.750% Senior Notes due 2041 and $138.8 of our 3.550% Senior Notes due 2050 were tendered and accepted, and $194.1 of our 2.125% Senior Notes due 2032 were tendered, of which $135.5 was accepted.

In October 2023, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. The net proceeds from the offering were used to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition.
We are in compliance with all our debt covenants as of April 30, 2025, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
Dividend payments were $455.4 and $437.5 in 2025 and 2024, respectively, and dividends declared per share were $4.32 and $4.24 in 2025 and 2024, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income (loss), financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
On March 2, 2023, we entered into a share repurchase plan (“10b5-1 Plan”) established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. In 2024, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase. In accordance with The Inflation Reduction Act of 2022, H.R. 5376 (the “Inflation Reduction Act”), a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during 2024, and included within additional capital in our Consolidated Balance Sheet. An accrued excise tax of $6.7 was paid during 2025, which was related to these shares repurchased under the 10b5-1 Plan during 2023 and 2024. All other share repurchases during 2025 and 2024 consisted of shares repurchased from stock plan recipients in lieu of cash payments.
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
In November 2021, we announced plans to invest $1.1 billion to build a new manufacturing facility and distribution center in McCalla, Alabama dedicated to production of Uncrustables sandwiches. Construction of this facility began in 2022, and production began during the second quarter of 2025. The project demonstrates our commitment to meet increasing demand for this highly successful product and deliver on our strategy to focus on brands with the most significant growth opportunities. Construction of the facility and production will occur in three phases over multiple years, with financial investments and job creation aligning across each of the three phases.
The following table presents certain cash requirements related to 2026 investing and financing activities based on our current expectations.

Projection Year Ending April 30, 2026
Dividend payments – based on current rates and common shares outstanding	$459.8
Capital expenditures	325.0
Interest payments	384.4
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
As of April 30, 2025, total cash and cash equivalents of $56.2 was held by our foreign subsidiaries, primarily in Canada. During 2025, we returned $35.0 of foreign cash to the U.S. from Canada, reflecting intercompany debt repayments, and as a result, there were no tax impacts. There was no other foreign cash repatriated to the U.S. during 2025.
Material Cash Requirements
The following table summarizes our material cash requirements by fiscal year at April 30, 2025.

	Total	2026	2027-2028	2029-2030	2031 and beyond
Long-term debt obligations, including current portion (A)	$7,103.2	$—	$1,150.0	$1,250.0	$4,703.2
Interest payments (B)	5,266.1	354.1	668.4	564.0	3,679.6
Purchase obligations (C)	2,361.4	2,078.9	264.3	18.2	—
Total	$14,730.7	$2,433.0	$2,082.7	$1,832.2	$8,382.8
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
Our other cash requirements at April 30, 2025, primarily included operating and finance lease obligations, which consist of the minimum rental commitments under non-cancelable operating and finance leases. As of April 30, 2025, we had total undiscounted minimum lease payments of $142.1 and $13.8 related to our operating and finance leases, respectively. For additional information, see Note 12: Leases.
In addition, we have other liabilities which consisted primarily of projected commitments associated with our defined benefit pension and other postretirement benefit plans, as disclosed in Note 9: Pensions and Other Postretirement Benefits. The total liability for our unrecognized tax benefits and tax-related net interest at April 30, 2025, was $3.1 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes; however, we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities. For additional information, see Note 14: Income Taxes.
As of April 30, 2025, we do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.

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

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax-related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results, such as the unfavorable permanent tax impacts associated with the goodwill impairment charges for the Sweet Baked Snacks reporting unit, the sale of the Voortman Cookies Limited entity, and the favorable noncash deferred tax benefits associated with the integration of Hostess Brands into our Company, can significantly impact our adjusted effective income tax rate.

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

	Year Ended April 30,
	2025	2024
Gross profit reconciliation:
Gross profit	$3,384.7	$3,115.4
Change in net cumulative unallocated derivative gains and losses	(58.2)	(6.7)
Cost of products sold – special project costs	9.1	2.9
Adjusted gross profit	$3,335.6	$3,111.6
% of net sales	38.2%	38.0%
Operating income (loss) reconciliation:
Operating income (loss)	$(673.9)	$1,305.8
Amortization	219.3	191.1
Goodwill impairment charges	1,661.6	—
Other intangible assets impairment charges	320.9	—
Loss (gain) on divestitures – net	310.1	12.9
Change in net cumulative unallocated derivative gains and losses	(58.2)	(6.7)
Cost of products sold – special project costs	9.1	2.9
Other special project costs	35.8	130.2
Adjusted operating income	$1,824.7	$1,636.2
% of net sales	20.9%	20.0%
Net income (loss) reconciliation:
Net income (loss)	$(1,230.8)	$744.0
Income tax expense	184.0	252.4
Amortization	219.3	191.1
Goodwill impairment charges	1,661.6	—
Other intangible assets impairment charges	320.9	—
Loss (gain) on divestitures – net	310.1	12.9
Change in net cumulative unallocated derivative gains and losses	(58.2)	(6.7)
Cost of products sold – special project costs	9.1	2.9
Other special project costs	35.8	130.2
Other expense – special project costs	—	0.3
Other infrequently occurring items:
Other debt charges (gains) – net (A)	(30.2)	19.5
Realized loss on investment in equity securities – net (B)	—	21.5
Pension plan termination settlement charge (C)	—	3.2
Adjusted income before income taxes	$1,421.6	$1,371.3
Income taxes, as adjusted	342.8	333.3
Adjusted income	$1,078.8	$1,038.0
Weighted-average shares – assuming dilution (D)	106.6	104.4
Adjusted earnings per share – assuming dilution (D)	$10.12	$9.94
Free cash flow reconciliation:
Net cash provided by (used for) operating activities	$1,210.4	$1,229.4
Additions to property, plant, and equipment	(393.8)	(586.5)
Free cash flow	$816.6	$642.9
(A)    Includes a net gain on extinguishment of debt as a result of the tender offers completed during 2025 and financing fees associated with the Bridge Term Loan Credit Facility (“Bridge Loan”) entered into during 2024 to provide committed financing for the acquisition of Hostess Brands. For more information, see Note 2: Acquisition and Note 8: Debt and Financing Arrangements.
(B)    Includes gains and losses resulting from the change in fair value of our investment in Post common stock and the related equity forward contract, which was settled on November 15, 2023. For more information, see Note 3: Divestitures and Note 10: Derivative Financial Instruments.
(C)    Represents the nonrecurring pre-tax settlement charge recognized during 2024 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members within our Canadian defined benefit plans. For additional information, see Note 9: Pensions and Other Postretirement Benefits.
(D)    Adjusted earnings per common share – assuming dilution for 2025 and 2024 was computed using the treasury stock method. Further, in 2025, the weighted-average shares – assuming dilution differed from our GAAP weighted-average common shares outstanding – assuming dilution as a result of the anti-dilutive effect of our stock-based awards, which were excluded from the computation of net loss per share – assuming dilution. For more information, see Earnings Per Share in Note 1: Accounting Policies and Note 6: Earnings Per Share.
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
Trade Marketing and Merchandising Programs: In order to support our products sold within the U.S. retail market segments and Sweet Baked Snacks segment, various promotional activities are conducted through retailers, distributors, or directly with consumers, including in-store display and product placement programs, price discounts, coupons, and other similar activities. The costs of these programs are classified as a reduction of sales. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retailers, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2025, 2024, and 2023, subsequent period adjustments were less than 2 percent of both consolidated pre-tax adjusted income and cash provided by operating activities.

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

We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more likely than not that all or some portion of such assets will not be realized. Valuation allowances related to deferred tax assets can be affected by changes in tax legislation, statutory tax rates, and projected future taxable income levels. Changes in estimated realization of deferred tax assets would result in an adjustment to income in the period in which that determination is made, unless such changes are determined to be an adjustment to goodwill within the allowable measurement period under the acquisition method of accounting.

The future tax benefit arising from the net deductible temporary differences and tax carryforwards was $231.5 and $279.8 at April 30, 2025 and 2024, respectively. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance has been provided.
As of April 30, 2025, a portion of our undistributed foreign earnings, primarily in Canada, is not considered permanently reinvested, and an immaterial deferred tax liability has been recognized accordingly. For additional information, see Note 14: Income Taxes.
Goodwill and Other Indefinite-Lived Intangible Assets: A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on
February 1, and more often if indicators of impairment exist. At April 30, 2025, the carrying value of goodwill and other intangible assets totaled $12.1 billion, compared to total assets of $17.6 billion and total shareholders’ equity of $6.1 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, which would result in a noncash impairment charge to earnings, that could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.
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
At April 30, 2025, goodwill totaled $5.7 billion. Goodwill is substantially concentrated within the U.S. retail market segments and Sweet Baked Snacks segment. During 2025, we recognized goodwill impairment charges of $1,661.6 related to the goodwill of the Sweet Baked Snacks reporting unit, which was a result of the evaluations performed during 2025. As of April 30, 2025, the estimated fair value exceeded the carrying value by greater than 10 percent for all of our reporting units with a goodwill balance, with the exception of the Sweet Baked Snacks reporting unit, for which its fair value approximated carrying value as a result of the impairment charges recognized during 2025.
The carrying value of the goodwill within the Sweet Baked Snacks segment was $507.5 as of April 30, 2025, and remains susceptible to future impairment charges due to narrow differences between fair value and carrying value, which is attributable to the impairment charges recognized during 2025. Any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges which could be material. For additional information, see Note 7: Goodwill and Other Intangible Assets.
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
At April 30, 2025, other indefinite-lived intangible assets totaled $3.8 billion. Trademarks that represent our leading brands comprise more than 95 percent of the total carrying value of other indefinite-lived intangible assets. As of April 30, 2025, the estimated fair value was substantially in excess of the carrying value for the majority of these leading brand trademarks, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent, with the exception of the Hostess brand indefinite-lived intangible asset within the Sweet Baked Snacks segment. During 2025, we recognized impairment charges of $320.9 related to the Hostess brand indefinite-lived trademark, to the extent the carrying value exceeded the estimated fair value.
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
•disruptions or inefficiencies in our operations or supply chain, including any impact caused by product recalls, political instability, terrorism, geopolitical conflicts, extreme weather conditions, natural disasters, pandemics, work stoppages or labor shortages, or other calamities;
•risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging, and transportation;
•the impact of food security concerns involving either our products or our competitors’ products, changes in consumer preferences, consumer or other litigation, actions by the FDA or other agencies, and product recalls;
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
•the impact of new or changes to existing governmental laws and regulations and their application, including tariffs, food ingredients, food labeling, and food accessibility;
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
Interest Rate Risk: The fair value of our cash and cash equivalents at April 30, 2025, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.
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
In November 2024, we entered into reverse treasury locks to manage our exposure to interest rate fluctuations related to the tender offers. In December 2024, concurrent with the pricing of the tender offers, we settled the reverse treasury locks and realized a net loss of $4.5 during the year ended April 30, 2025, recognized in earnings within other debt gains (charges) – net on the Statement of Consolidated Income (Loss), netting with the gain on extinguishment associated with the tender offers.
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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical
100 basis-point decrease in interest rates at April 30, 2025, would increase the fair value of our long-term debt by $563.6.
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

	Year Ended April 30,
	2025	2024
High	$112.7	$26.0
Low	20.0	(4.0)
Average	49.6	12.8
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of April 30, 2025, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of April 30, 2025, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 4 percent of consolidated net sales during 2025. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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
Our management, with the participation of the principal financial officer and principal executive officer, assessed the effectiveness of the internal control over financial reporting as of April 30, 2025. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).
Based on our assessment of internal control over financial reporting under the COSO criteria, we concluded the internal control over financial reporting was effective as of April 30, 2025.
Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of April 30, 2025, and their report thereon is included on page 49 of this report.

Mark T. Smucker	Tucker H. Marshall
Chair of Board and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on Internal Control Over Financial Reporting
We have audited The J. M. Smucker Company’s internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, The J. M. Smucker Company (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2025 consolidated financial statements of the Company and our report dated June 18, 2025 expressed an unqualified opinion thereon.
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
June 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Shareholders
The J. M. Smucker Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The J. M. Smucker Company (the “Company”) as of April 30, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 18, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Hostess brand indefinite-lived intangible trademark impairment evaluation

Description of the Matter
At April 30, 2025, the net carrying value of the Company’s total indefinite-lived trademarks, was $3.8 billion, which includes the Hostess brand indefinite-lived trademark. The Company recognized an aggregate impairment charge of $320.9 million during 2025 related to the Hostess brand indefinite-lived trademark. As discussed in Note 1 and Note 7 of the consolidated financial statements, indefinite-lived intangible assets are quantitatively tested for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of the asset below its carrying amount. The Company uses an income approach in its quantitative impairment tests. The Hostess brand indefinite-lived intangible trademark is susceptible to impairment due to the narrow difference between fair value and carrying value.

Auditing the Company’s quantitative tests of the Hostess brand indefinite-lived intangible trademark was especially complex and judgmental due to the significant estimation required in determining the fair value of the indefinite-lived intangible trademark. In particular, the fair value estimate was sensitive to significant assumptions such as the required rate of return, discrete revenue growth, terminal period growth rate, and royalty rate. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s quantitative impairment tests of the Hostess brand indefinite-lived intangible trademark, including controls over the significant assumptions mentioned above.

To test the estimated fair value of the Hostess brand indefinite-lived intangible trademark, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. As it pertains to revenue growth, we compared the significant assumptions used by management to current industry and economic trends, and changes to the Company’s business model, customer base or product mix, as applicable. We assessed the historical accuracy of management’s estimates. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions, including the required rate of return and royalty rate. As it pertains to the required rate of return, we evaluated the components of the weighted average cost of capital assumption used by the Company by performing an independent corroborative calculation with the involvement of our valuation specialists. We also evaluated the premium applied to the weighted average cost of capital of the Hostess brand indefinite-lived intangible trademark based on the asset’s characteristics. As it pertains to the royalty rate used in the impairment analysis, we performed an independent corroborative profit split calculation to evaluate the royalty rate selected by the Company. We also evaluated market royalty rates cited by the Company as to their relevance to the Company’s conclusions.

Sweet Baked Snacks goodwill impairment evaluation

Description of the Matter	At April 30, 2025, the Company’s total goodwill was $5.7 billion of that, $507.5 million relates to the Sweet Baked Snacks segment, net of the aggregate $1.7 billion impairment charge recognized during 2025. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 7 of the consolidated financial statements, goodwill is quantitatively tested at the reporting unit level for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses an income and market approach in its quantitative impairment tests. Sweet Baked Snacks goodwill is susceptible to impairment due to the narrow difference between fair value and carrying value.

Auditing the Company’s quantitative impairment tests of the Sweet Baked Snacks reporting unit was especially complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using the income approach was sensitive to significant assumptions such as the weighted average cost of capital, discrete revenue growth and terminal period growth rate. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls over the Company’s quantitative impairment tests of the Sweet
Baked Snacks reporting unit, including controls over the significant assumptions mentioned above.

To test the estimated fair value of the Sweet Baked Snacks reporting unit, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the
Company in its quantitative test. As it pertains to revenue growth, we compared the significant assumptions used by management to current industry and economic trends and changes to the Company’s business model, customer base or product mix, as applicable.
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
June 18, 2025

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

Mark T. Smucker	Tucker H. Marshall
Chief Executive Officer and Chair of the Board	Chief Financial Officer

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended April 30,
(Dollars in millions, except per share data)	2025	2024	2023
Net sales	$8,726.1	$8,178.7	$8,529.2
Cost of products sold (A)	5,341.4	5,063.3	5,727.4
Gross Profit	3,384.7	3,115.4	2,801.8
Selling, distribution, and administrative expenses	1,529.0	1,446.2	1,455.0
Amortization	219.3	191.1	206.9
Goodwill impairment charges	1,661.6	—	—
Other intangible assets impairment charges	320.9	—	—
Other special project costs (A)	35.8	130.2	4.7
Loss (gain) on divestitures – net	310.1	12.9	1,018.5
Other operating expense (income) – net	(18.1)	29.2	(40.8)
Operating Income (Loss)	(673.9)	1,305.8	157.5
Interest expense – net	(388.7)	(264.3)	(152.0)
Other debt gains (charges) – net (A)	30.2	(19.5)	—
Other income (expense) – net	(14.4)	(25.6)	(14.7)
Income (Loss) Before Income Taxes	(1,046.8)	996.4	(9.2)
Income tax expense	184.0	252.4	82.1
Net Income (Loss)	$(1,230.8)	$744.0	$(91.3)
Earnings per common share:
Net Income (Loss)	$(11.57)	$7.14	$(0.86)
Net Income (Loss) – Assuming Dilution	$(11.57)	$7.13	$(0.86)
(A)Includes special project costs related to certain divestiture, acquisition, integration, and restructuring activities. For more information, see Note 4: Special Project Costs, Note 5: Reportable Segments, and Note 8: Debt and Financing Arrangements.
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended April 30,
(Dollars in millions)	2025	2024	2023
Net income (loss)	$(1,230.8)	$744.0	$(91.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.5)	(4.9)	(13.2)
Cash flow hedging derivative activity, net of tax	53.0	10.5	10.3
Pension and other postretirement benefit plans activity, net of tax	0.2	(0.7)	1.5
Available-for-sale securities activity, net of tax	(0.6)	(0.3)	(0.4)
Total Other Comprehensive Income (Loss)	50.1	4.6	(1.8)
Comprehensive Income (Loss)	$(1,180.7)	$748.6	$(93.1)
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONSOLIDATED BALANCE SHEETS

	April 30,
(Dollars in millions)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$69.9	$62.0
Trade receivables – net	619.0	736.5
Inventories:
Finished products	680.0	639.4
Raw materials	529.4	399.5
Total Inventory	1,209.4	1,038.9
Other current assets	248.3	129.5
Total Current Assets	2,146.6	1,966.9
Property, Plant, and Equipment
Land and land improvements	157.5	152.4
Buildings and fixtures	1,383.5	1,174.9
Machinery and equipment	3,257.1	2,933.7
Construction in progress	619.4	911.7
Gross Property, Plant, and Equipment	5,417.5	5,172.7
Accumulated depreciation	(2,337.9)	(2,100.0)
Total Property, Plant, and Equipment	3,079.6	3,072.7
Other Noncurrent Assets
Operating lease right-of-use assets	115.4	174.6
Goodwill	5,710.0	7,649.9
Other intangible assets – net	6,346.9	7,255.4
Other noncurrent assets	164.8	154.2
Total Other Noncurrent Assets	12,337.1	15,234.1
Total Assets	$17,563.3	$20,273.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,288.7	$1,336.2
Accrued compensation	118.0	151.5
Accrued trade marketing and merchandising	188.8	214.3
Dividends payable	114.6	112.8
Current portion of long-term debt	—	999.3
Short-term borrowings	640.8	591.0
Other current liabilities	301.1	356.0
Total Current Liabilities	2,652.0	3,761.1
Noncurrent Liabilities
Long-term debt, less current portion	7,036.8	6,773.7
Defined benefit pensions	53.0	54.1
Other postretirement benefits	45.8	44.3
Deferred income taxes	1,548.6	1,737.4
Noncurrent operating lease liabilities	84.1	143.5
Other noncurrent liabilities	60.4	65.7
Total Noncurrent Liabilities	8,828.7	8,818.7
Total Liabilities	11,480.7	12,579.8
Shareholders’ Equity
Serial preferred shares – no par value: Authorized – 6,000,000 shares; outstanding – none	—	—
Common shares – no par value: Authorized – 300,000,000 shares; outstanding – 106,425,081 at April 30, 2025, and 106,194,281 at April 30, 2024 (net of 44,062,564 and 44,293,364 treasury shares, respectively), at stated value	26.6	26.5
Additional capital	5,738.7	5,713.9
Retained income	501.8	2,188.1
Accumulated other comprehensive income (loss)	(184.5)	(234.6)
Total Shareholders’ Equity	6,082.6	7,693.9
Total Liabilities and Shareholders’ Equity	$17,563.3	$20,273.7
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended April 30,
(Dollars in millions)	2025	2024	2023
Operating Activities
Net income (loss)	$(1,230.8)	$744.0	$(91.3)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation	283.2	239.7	224.1
Amortization	219.3	191.1	206.9
Goodwill impairment charges	1,661.6	—	—
Other intangible assets impairment charges	320.9	—	—
Realized loss on investment in equity securities – net	—	21.5	—
Pension settlement loss (gain)	—	3.2	7.4
Share-based compensation expense	29.9	23.9	25.6
Loss (gain) on divestitures – net	310.1	12.9	1,018.5
Deferred income tax expense (benefit)	(108.0)	(40.5)	(190.8)
Loss (gain) on disposal of assets – net	12.6	7.8	5.1
Other noncash adjustments – net	15.3	31.9	23.9
Settlement of interest rate contracts	—	42.5	—
Defined benefit pension contributions	(5.0)	(4.1)	(74.1)
Changes in assets and liabilities, net of effect from acquisition and divestitures:
Trade receivables	117.2	41.5	(74.8)
Inventories	(180.6)	2.9	(134.6)
Other current assets	(48.9)	(35.5)	86.8
Accounts payable	(36.5)	(81.7)	151.6
Accrued liabilities	(85.4)	99.4	0.4
Income and other taxes	(50.6)	(34.9)	9.5
Other – net	(13.9)	(36.2)	0.2
Net Cash Provided by (Used for) Operating Activities	1,210.4	1,229.4	1,194.4
Investing Activities
Business acquired, net of cash acquired	—	(3,920.6)	—
Proceeds from sale of equity securities	—	466.3	—
Proceeds from divestitures – net	326.0	56.3	686.3
Additions to property, plant, and equipment	(393.8)	(586.5)	(477.4)
Other – net	(32.5)	19.9	47.3
Net Cash Provided by (Used for) Investing Activities	(100.3)	(3,964.6)	256.2
Financing Activities
Short-term borrowings (repayments) – net	19.2	578.2	(185.9)
Proceeds from long-term debt	650.0	4,285.0	—
Repayments of long-term debt	(1,300.0)	(1,791.0)	—
Capitalized debt issuance costs	(3.0)	(32.1)	—
Quarterly dividends paid	(455.4)	(437.5)	(430.2)
Purchase of treasury shares	(3.3)	(372.8)	(367.5)
Proceeds from stock option exercises	1.9	3.2	21.6
Payment of assumed tax receivable agreement obligation	—	(86.4)	—
Other – net	(12.1)	(5.0)	(2.6)
Net Cash Provided by (Used for) Financing Activities	(1,102.7)	2,141.6	(964.6)
Effect of exchange rate changes on cash	0.5	(0.2)	(0.1)
Net increase (decrease) in cash and cash equivalents	7.9	(593.8)	485.9
Cash and cash equivalents at beginning of year	62.0	655.8	169.9
Cash and Cash Equivalents at End of Year	$69.9	$62.0	$655.8

( )	Denotes use of cash
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2022	106,458,317	$26.6	$5,457.9	$2,893.0	$(237.4)	$8,140.1
Net income (loss)				(91.3)		(91.3)
Other comprehensive income (loss)					(1.8)	(1.8)
Comprehensive income (loss)						(93.1)
Purchase of treasury shares	(2,423,196)	(0.6)	(132.2)	(238.3)		(371.1)
Stock plans	363,497	0.1	46.1	(0.1)		46.1
Cash dividends declared, $4.08 per common share				(431.2)		(431.2)
Balance at April 30, 2023	104,398,618	26.1	5,371.8	2,132.1	(239.2)	7,290.8
Net income (loss)				744		744
Other comprehensive income (loss)					4.6	4.6
Comprehensive income (loss)						748.6
Purchase of treasury shares	(2,416,945)	(0.7)	(132.8)	(242.9)		(376.4)
Issuance of shares for acquisition	3,989,915	1.0	449.2			450.2
Stock plans	222,693	0.1	25.7	(1.1)		24.7
Cash dividends declared, $4.24 per common share				(444.0)		(444.0)
Balance at April 30, 2024	106,194,281	26.5	5,713.9	2,188.1	(234.6)	7,693.9
Net income (loss)				(1,230.8)		(1,230.8)
Other comprehensive income (loss)					50.1	50.1
Comprehensive income (loss)						(1,180.7)
Purchase of treasury shares	(29,747)	—	(3.7)	0.8		(2.9)
Stock plans	260,547	0.1	28.5	0.8		29.4
Cash dividends declared, $4.32 per common share				(457.1)		(457.1)
Balance at April 30, 2025	106,425,081	$26.6	$5,738.7	$501.8	$(184.5)	$6,082.6
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

Cash and Cash Equivalents: We consider all short-term, highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Based on the short-term nature of these assets, carrying value approximates fair value. As of April 30, 2025 and 2024, there were no cash equivalents within cash and cash equivalents in the Consolidated Balance Sheets.
Revenue Recognition: Principally all of our revenue is derived from the sale of food and beverage products to food retailers, online retailers, and foodservice distributors and operators. We recognize revenue when obligations under the terms of a contract with a customer have been satisfied. This occurs when control of our products transfers, which typically takes place upon delivery to or pick up by the customer. Amounts due from our customers are classified as trade receivables in the Consolidated Balance Sheets and require payment on a short-term basis.
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
Shipping and Handling Costs: Transportation costs included in cost of products sold relate to the costs incurred to ship our products. Distribution costs are included in SD&A expenses and primarily relate to the warehousing costs incurred to store our products. Total costs recorded within SD&A were $291.1, $267.7, and $304.5 in 2025, 2024, and 2023, respectively.
Advertising Expense: Advertising costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income (Loss). Advertising expense was $181.0, $182.5, and $160.3 in 2025, 2024, and 2023, respectively.
Research and Development Costs: Research and development (“R&D”) costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income (Loss). R&D costs include expenditures for new and existing product and manufacturing process innovations, which are comprised primarily of internal salaries and wages, consulting, testing, and other supplies attributable to time spent on R&D activities. Other costs include the depreciation and maintenance of research facilities. Total R&D expense was $51.7, $49.1, and $47.3 in 2025, 2024, and 2023, respectively.

Share-Based Payments: Share-based compensation expense, including stock options, is recognized on a straight-line basis over the requisite service period, and generally vest over a period of 1 to 3 years.
The following table summarizes amounts related to share-based payments.

	Year Ended April 30,
	2025	2024	2023
Share-based compensation expense included in SD&A	$29.1	$23.7	$25.6
Share-based compensation expense included in other special project costs	0.8	0.2	—
Total share-based compensation expense	$29.9	$23.9	$25.6
Related income tax benefit	$7.1	$5.6	$6.0
As of April 30, 2025, total unrecognized share-based compensation cost related to nonvested share-based awards, including stock options, was $36.0. The weighted-average period over which this amount is expected to be recognized is 1.9 years.
Realized excess tax benefits and tax deficiencies are presented in the Statements of Consolidated Cash Flows as an operating activity and are recognized within income taxes in the Statements of Consolidated Income (Loss). In 2025, the excess tax expense realized upon exercise or vesting of share-based compensation was $1.0, and in 2024 and 2023, the excess tax benefits were $2.9, and $1.4, respectively. For additional discussion on share-based compensation expense, see Note 13: Share-Based Payments.
Earnings Per Share: Earnings per share is computed in accordance with FASB ASC 260, Earnings Per Share. As required by ASC 260, we computed net income (loss) per common share (“basic earnings per share”) under the two-class method for 2025, 2024, and 2023, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during the periods. Further, we compute net income (loss) per common share – assuming dilution (“diluted earnings per share”) under either the two-class method or the treasury method, dependent on which is more dilutive. In 2025 and 2023, we recognized a net loss, and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share. Therefore, in 2025 and 2023, diluted earnings per share was computed under the two-class method. In 2024, the computation of diluted earnings per share was more dilutive under the treasury stock method.
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
Defined Contribution Plans: We offer employee savings plans for domestic and Canadian employees. Our contributions under these plans are based on a specified percentage of employee contributions. Charges to operations for these plans in 2025, 2024, and 2023 were $47.7, $41.5, and $41.0, respectively. For information on our defined benefit plans, see Note 9: Pensions and Other Postretirement Benefits.
Income Taxes: We account for income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the applicable tax rate is recognized in income or expense in the period that the change is enacted. A tax benefit is recognized when it is more likely than not to be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We recognize income taxes on global intangible low-taxed income (“GILTI”) as a period expense in the period in which the tax is incurred.
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
Trade Receivables: In the normal course of business, we extend credit to customers. Trade receivables, less credit losses, reflect the net realizable value of receivables and approximates fair value. We account for trade receivables, less credit losses, in accordance with FASB ASC 326, Financial Instruments – Credit Losses. We evaluate our trade receivables and establish a reserve for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for credit loss for all other customers based on a variety of factors, including the length of credit terms and risk class, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Trade receivables are charged off against the reserve for credit losses after we determine that the potential for recovery is remote. At April 30, 2025 and 2024, the reserve for credit losses were $1.5 and $8.7, respectively. We believe there is no concentration of risk with any single customer whose failure or nonperformance would materially affect results other than as discussed in Note 5: Reportable Segments.
Inventories: Inventories are stated at the lower of cost or market, with market being defined as net realizable value, less costs to sell. Cost for all inventories is determined using the first-in, first-out method applied on a consistent basis.

The cost of finished products and work-in-process inventory includes materials, direct labor, and overhead. Work-in-process is included in finished products in the Consolidated Balance Sheets and was $81.0 and $81.3 at April 30, 2025 and 2024, respectively.
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
We lease certain land, buildings, and equipment for varying periods of time, with renewal options. Lease expense in 2025, 2024, and 2023 was $118.7, $121.7, and $113.3, respectively.
In accordance with FASB ASC 360, Property, Plant, and Equipment, long-lived assets, other than goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount exceeds the estimated fair value of the assets. Assets to be disposed of by sale are recognized as held for sale at the lower of carrying value or fair value less costs to sell. Furthermore, determining fair value is subject to estimates of both cash flows and discount rates, and different estimates could yield different results. There are no events or changes in circumstances of which we are aware of that indicate the carrying value of our long-lived assets may not be recoverable at April 30, 2025.
Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the estimated fair value of the net assets of a business acquired. In accordance with FASB ASC 350, Intangibles – Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized and are assessed at least annually for impairment. We conduct our annual test for impairment of goodwill and other indefinite-lived intangible assets as of February 1 of each year. A discounted cash flow valuation technique is utilized to estimate the fair value of our reporting units and indefinite-lived intangible assets. We also use a market-based approach to estimate the fair value of our reporting units. An equal weighting of estimated value under these approaches is used to determine the fair value of each reporting unit, respectively. The discount rates utilized in the cash flow analyses are developed using a weighted-average cost of capital methodology. In addition to the annual test, we test for impairment if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. Further, upon disposal of a business, a relative fair value analysis is utilized to determine the amount of goodwill to be disposed of for each impacted reporting unit, using estimates and assumptions consistent with the annual test. Following the allocation of goodwill to the disposal group, the remaining goodwill is assessed for potential indicators of impairment. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. For additional information, see Note 7: Goodwill and Other Intangible Assets.
Marketable Securities and Other Investments: We maintain funds for the payment of benefits associated with nonqualified retirement plans. These funds include investments considered to be available-for-sale marketable securities. At April 30, 2025 and 2024, the fair value of these investments was $20.0 and $22.1, respectively, and was included in other noncurrent assets in the Consolidated Balance Sheets. Included in accumulated other comprehensive income (loss) at April 30, 2025 and 2024, were unrealized pre-tax gains of $0.7 and $1.4, respectively.
Investment in Equity Securities: Investments in common stock of entities other than our consolidated subsidiaries in which we own less than 20 percent of an entity’s common stock and do not provide significant influence are accounted for as a financial instrument in accordance with FASB ASC 321, Investments – Equity Securities. As required by ASC 321, the ownership interest in the entity is recognized at fair value based on fixed or determinable prices within current assets in the Consolidated Balance Sheets, and any change in fair value is included in other income (expense) – net in the Statements of Consolidated Income (Loss).
The net proceeds received from the divestiture of certain pet food brands in 2023 included approximately 5.4 million shares of Post common stock, which represented approximately an 8 percent equity interest in Post as of April 30, 2023. The fair value of the investment in Post common stock was $487.8 at April 30, 2023. Upon selling the Post common stock on November 15, 2023, the investment in equity securities was valued at $460.9. We recognized a realized pre-tax loss of $30.7 on the investment, with $26.9 and $3.8 of the loss recognized during the years ended April 30, 2024 and 2023, respectively, which were included in other income (expense) – net in the Statements of Consolidated Income (Loss). For additional information, see Note 3: Divestitures and Note 10: Derivative Financial Instruments.

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
We have a 20 percent equity interest in Mountain Country Foods, LLC and approximately a 42 percent equity interest in Numi, Inc. The carrying amount of these investments is included in other noncurrent assets in the Consolidated Balance Sheets. The investments did not have a material impact on the consolidated financial statements or the respective reportable segment to which they relate for the years ended April 30, 2025 and 2024.

Supplier Financing Program: We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Statements of Consolidated Cash Flows. Included in accounts payable in the Consolidated Balance Sheets as of April 30, 2025 and 2024, were $340.4 and $384.9 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers.
Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, while income and expenses are translated using average rates throughout the periods. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Included in accumulated other comprehensive income (loss) at April 30, 2025 and 2024, were foreign currency losses of $41.7 and $39.2, respectively.
Recently Adopted Accounting Standards: In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. This ASU requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), other segment expenses included in each reported measure of segment profitability, and disclosure of the title and position of the CODM. During 2025, we adopted the annual disclosure requirements on a retrospective basis. The additional disclosures required are presented in Note 5: Reportable Segments. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standard Not Yet Adopted: In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 will provide investors with more decision-useful information about an entity’s expenses by improving disclosures on income statement expenses. The amendments in this ASU will require public business entities to disclose disaggregated information about specific categories underlying certain income statement expense line items. It will be effective for our annual period beginning May 1, 2027, and interim periods beginning May 1, 2028, with the option to early adopt at any time prior to the effective dates on either a prospective or retrospective basis. We do not anticipate any impact to our results of operations, financial position, or cash flows upon adoption and are currently evaluating the impacts of the standard on our disclosures.
In March 2024, the SEC adopted the climate-related final rule SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, however, in April 2024, the SEC stayed implementation of the final rule pending the outcome of a judicial review, and in March 2025, the SEC voted to end its defense of the rule. In April 2025, the court halted further proceedings indefinitely, pending further notice, and directed the SEC to file a status report with its next steps by July 23, 2025. We will continue to monitor whether or not this rule will become effective.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 will improve the transparency and decision usefulness of income tax disclosures to better assess how operations and related tax risks affect tax rates and future cash flows on an interim and annual basis. It will be effective for us on May 1, 2025, and can be adopted either on a prospective or retrospective basis. We do not anticipate any impact to our results of operations, financial position, or cash flows upon adoption and are currently evaluating the impacts of the standard on our disclosures.
Risks and Uncertainties: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. Green coffee, peanuts, oils and fats, flour, sugar, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate over time, partially driven by the continued elevated commodity and supply chain costs we experienced in 2025. We actively monitor changes in commodity and supply chain costs, and to mitigate the rising costs, we may be required to implement material price increases across our business. Green coffee, along with certain other raw materials, is sourced solely from foreign countries, and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, geopolitical conflicts, changes in governmental agricultural and energy policies and regulation, political and economic conditions in the source countries, and tariffs. Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials for our Folgers coffee products, as well as our Jif peanut butter, and certain finished goods, such as K-Cup® pods, our Pup-Peroni dog snacks, and liquid coffee, from primary or single sources of supply pursuant to long-term contracts. While availability may vary from year-to-year, we believe that we will continue to obtain adequate supplies and that alternatives to primary or single-sourced materials are available. We have not historically encountered significant shortages of key raw materials. We consider our relationships with key raw material suppliers to be in good standing.
We have consolidated production capacity at a single manufacturing site for certain products, including the majority of our coffee, Milk-Bone dog snacks, and fruit spreads. Although steps are taken at all of our manufacturing sites to reduce the likelihood of a production disruption, an interruption at a single manufacturing site would result in a reduction or elimination of the availability of some of our products for a period of time.
Of our full-time employees, 22 percent are covered by union contracts at nine manufacturing locations. The contracts vary in term depending on location, with three contracts expiring in 2026, representing approximately 10 percent of our total employees.
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

Hostess Brands is a manufacturer and marketer of sweet baked goods brands including Hostess Donettes, Twinkies, CupCakes, DingDongs, Zingers, CoffeeCakes, HoHos, Mini Muffins, and Fruit Pies, and the Voortman cookie brand at the acquisition date. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois. Approximately 3,000 employees transitioned with the business at the close of the transaction.

The transaction was accounted for under the acquisition method of accounting, and accordingly, the results of Hostess Brands operations, including net sales and an operating loss of $1,178.8 and $2,162.3, respectively, are included within the Sweet Baked Snacks segment for 2025. The operating loss for the year ended April 30, 2025, includes $1,661.6 of pre-tax impairment charges related to the goodwill of the Sweet Baked Snacks reporting unit, $320.9 of pre-tax impairment charges related to the Hostess brand indefinite-lived trademark, a $44.2 pre-tax loss on the disposal of certain Sweet Baked Snacks value brands, a $265.9 pre-tax loss on the disposal of the Voortman business, and excludes special project costs related to transaction and integration costs recognized within the segment.

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

As a result of the acquisition, we recognized a total of $2.4 billion of goodwill within the Sweet Baked Snacks segment. Of the total goodwill, $196.6 was deductible for tax purposes at the acquisition date, of which $164.8 remains deductible as of April 30, 2025. The goodwill recognized at acquisition represented the value we expected to achieve through the implementation of operational synergies and growth opportunities as we integrate Hostess Brands into our Company. During 2025, we recognized total pre-tax impairment charges of $1,982.5, of which $1,661.6 and $320.9 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. The remaining goodwill and indefinite-lived trademarks resulting from the acquisition remain susceptible to future impairment charges, as the carrying values approximate estimated fair values due to the impairment charges recognized during 2025. Any significant adverse change in our near or long-term projections or macroeconomic conditions may result in future impairment charges. For additional information, refer to Note 7: Goodwill and Other Intangible Assets.

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

The annual amortization expense for the finite-lived intangible assets based on the purchase price allocation at the acquisition date was $71.6.
Hostess Brands’ results of operations are included in our consolidated financial statements from the date of the transaction within our Sweet Baked Snacks segment. If the transaction had occurred on May 1, 2022, unaudited pro forma consolidated results for the year ended April 30, 2024, would have been as follows:

Year Ended April 30, 2024
Net sales	$8,912.8
Net income (loss)	761.9
Net income (loss) per common share – assuming dilution	7.15

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
Note 3: Divestitures

On March 3, 2025, we sold certain Sweet Baked Snacks value brands to JTM. The transaction included certain trademarks and licenses, a manufacturing facility in Chicago, Illinois, and approximately 400 employees who supported the business. Under our ownership, these Sweet Baked Snacks value brands generated net sales of approximately $48.4 and $30.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks segment. Net proceeds from the divestiture were $34.6, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $44.2 during 2025, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On December 2, 2024, we sold the Voortman business to Second Nature. The transaction included products sold under the Voortman brand, inclusive of certain trademarks, a leased manufacturing facility in Burlington, Ontario, and approximately 300 employees who supported the business. Under our ownership, the Voortman business generated net sales of approximately $86.3 and $65.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks segment. Net proceeds from the divestiture were $291.4, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $265.9 during 2025, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.
The following table summarizes the net assets and liabilities disposed at April 30, 2025, which were measured at the lower of carrying amount or fair value less costs to sell.

	April 30, 2025
	Sweet Baked Snacks value brands	Voortman
Assets disposed:
Cash and cash equivalents	$—	$1.4
Inventories	4.2	7.7
Other current assets	—	0.7
Property, plant, and equipment – net	43.1	33.9
Operating lease right-of-use assets	0.8	8.2
Goodwill	26.6	251.1
Other intangible assets – net	5.0	363.0
Total assets disposed	$79.7	$666.0
Liabilities disposed:
Accrued expenses	$0.1	$1.9
Current operating lease obligations	0.6	1.3
Deferred income taxes	—	97.3
Noncurrent operating lease liabilities	0.2	7.4
Other noncurrent liabilities	—	0.8
Total liabilities disposed	0.9	108.7
Net assets disposed	$78.8	$557.3

On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods. The transaction included Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8 and $61.6 in 2024 and 2023, respectively, which were included in the International operating segment. Final net proceeds from the divestiture were $25.3, inclusive of a working capital adjustment and cash transaction costs. Upon completion of this transaction during 2024, we recognized a pre-tax loss of $5.7, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On November 1, 2023, we sold the Sahale Snacks business to Second Nature. The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1 and $48.4 in 2024 and 2023, respectively, primarily included in the U.S. Retail Frozen Handheld and Spreads segment. Final net proceeds from the divestiture were $31.6, inclusive of a working capital adjustment and cash transaction costs. Upon completion of this transaction during 2024, we recognized a pre-tax loss of $6.7, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray Nutrish, 9Lives, Kibbles ’n Bits, Nature’s Recipe, and Gravy Train brands, as well as the private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, primarily included in the U.S. Retail Pet Foods segment. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during 2023, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows. During 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during 2024, we entered into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were settled for $466.3 under the equity forward contract on November 15, 2023. For additional information, see Note 10: Derivative Financial Instruments.
Note 4: Special Project Costs
Special project costs consist primarily of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, and restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs are generally recognized when deemed probable and estimable, retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with divestiture, acquisition, integration, and restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These special project costs are reported in cost of products sold, other special project costs, other debt gains (charges) – net, and other income (expense) – net in the Statements of Consolidated Income (Loss) and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Consolidated Balance Sheets.

Divestiture Costs: Total divestiture costs incurred to date related to the divested Sahale Snacks and Canada condiment businesses were $6.4, which included $4.3 and $2.1 of employee-related and other transition and termination costs, respectively. We incurred divestiture costs of $0.9 and $5.5 during the 2025 and 2024, respectively, which primarily consisted of employee-related costs and a noncash gain related to a lease termination in 2025. As of April 30, 2025, we do not anticipate any additional costs to be incurred related to these divestiture activities. The obligation related to severance and retention bonuses was $2.5 at April 30, 2024, and was fully satisfied as of April 30, 2025.

Furthermore, we identified opportunities to address certain distribution inefficiencies, as a result of the recent divestitures. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026. We have recognized total cumulative costs of $6.5 during 2025, primarily consisting of other transition and termination costs. For additional information, see Note 3: Divestitures.

Integration Costs: Total integration costs related to the acquisition of Hostess Brands are anticipated to be approximately $190.0 and include transaction costs, employee-related costs, and other transition and termination charges, with the majority expected to be cash charges.

The following table summarizes our integration costs incurred related to the acquisition of Hostess Brands.

	2025	2024	Total Costs Incurred to Date at April 30, 2025
Transaction costs	$—	$99.0	$99.0
Employee-related costs	9.6	33.4	43.0
Other transition and termination costs	27.9	15.0	42.9
Total integration costs	$37.5	$147.4	$184.9
Cumulative noncash charges incurred through April 30, 2025 were $15.4, including $12.2 and $3.2 incurred during 2025 and 2024, respectively, and primarily consisted of accelerated depreciation. Transaction costs primarily reflect equity compensation payouts, legal fees, and fees related to a 364-day senior unsecured Bridge Loan that provided committed financing for the acquisition of Hostess Brands. Other transition and termination costs primarily consist of contract termination charges, accelerated depreciation, and consulting fees. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs. The obligation related to severance and retention bonuses was $6.2 and $28.0 at April 30, 2025 and 2024, respectively, and is expected to be settled in 2026. For additional information, see Note 2: Acquisition.

Restructuring Costs: On May 27, 2025, we announced plans to close our Indianapolis, Indiana manufacturing facility, which manufactures Hostess branded products, and consolidate operations into other existing facilities by early calendar year 2026 to further optimize operations for our Sweet Baked Snacks segment. We anticipate incurring approximately $75.0 of costs related to these efforts, consisting of $60.0 in noncash charges for accelerated depreciation and $15.0 in employee-related and other transition and termination costs.
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
The U.S. Retail Coffee segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; the U.S. Retail Frozen Handheld and Spreads segment primarily includes the domestic sales of Uncrustables, Jif, and Smucker’s branded products; the U.S. Retail Pet Foods segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; and the Sweet Baked Snacks segment primarily includes all domestic and foreign sales of Hostess branded products in all channels. With the exception of Sweet Baked Snacks products, International and Away From Home includes the sale of all products that are distributed in foreign countries through retail channels, as well as domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).
Reportable segments have been identified based on financial data utilized to manage our businesses by our CODMs, Mark Smucker, Chief Executive Officer and Chair of the Board, and John Brase, President and Chief Operating Officer. The CODMs use net sales and segment profit to evaluate segment performance and allocate resources, including consideration of plan-to-actual variances and prior year-to-actual variances on a monthly basis. Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which the CODMs manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as amortization expense and impairment charges related to intangible assets, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, special project costs, as well as corporate administrative expenses.

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

The following tables reconcile segment profit to income before income taxes.

	Year Ended April 30, 2025
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$2,806.6	$1,877.0	$1,663.6	$1,178.8	$1,200.1	$8,726.1
Segment cost of products sold (A)	1,709.3	1,167.5	936.0	779.9	797.8
Segment selling and distribution expense (B)	308.4	276.7	281.5	181.8	158.1
Other segment items (C)	(6.2)	7.5	(13.5)	(2.7)	(3.2)
Segment profit	$795.1	$425.3	$459.6	$219.8	$247.4	$2,147.2
Reconciliation of segment profit:
Amortization						(219.3)
Goodwill impairment charges						(1,661.6)
Other intangible assets impairment charges						(320.9)
Gain (loss) on divestitures – net						(310.1)
Interest expense – net						(388.7)
Change in net cumulative unallocated derivative gains and losses						58.2
Cost of products sold – special project costs (D)						(9.1)
Other special project costs (D)						(35.8)
Other debt gains (charges) – net (D)						30.2
Corporate administrative expenses						(322.5)
Other income (expense) – net (D)						(14.4)
Income (loss) before income taxes						$(1,046.8)

	Year Ended April 30, 2024
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$2,704.4	$1,815.6	$1,822.8	$637.3	$1,198.6	$8,178.7
Segment cost of products sold (A)	1,572.8	1,118.8	1,131.7	410.0	833.8
Segment selling and distribution expense (B)	330.1	261.8	296.7	89.9	158.3
Other segment items (C)	42.3	0.9	(7.7)	(0.8)	(1.6)
Segment profit	$759.2	$434.1	$402.1	$138.2	$208.1	$1,941.7
Reconciliation of segment profit:
Amortization						(191.1)
Gain (loss) on divestitures – net						(12.9)
Interest expense – net						(264.3)
Change in net cumulative unallocated derivative gains and losses						6.7
Cost of products sold – special project costs (D)						(2.9)
Other special project costs (D)						(130.2)
Other debt gains (charges) – net (D)						(19.5)
Corporate administrative expenses						(305.5)
Other income (expense) – net (D)						(25.6)
Income (loss) before income taxes						$996.4

	Year Ended April 30, 2023
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods (E)	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$2,735.3	$1,630.9	$3,038.1	$—	$1,124.9	$8,529.2
Segment cost of products sold (A)	1,680.4	1,078.1	2,100.8	—	840.3
Segment selling and distribution expense (B)	315.6	217.1	457.1	—	146.9
Other segment items (C)	1.6	(16.9)	(14.7)	—	(5.6)
Segment profit	$737.7	$352.6	$494.9	$—	$143.3	$1,728.5
Reconciliation of segment profit:
Amortization						(206.9)
Gain (loss) on divestitures – net						(1,018.5)
Interest expense – net						(152.0)
Change in net cumulative unallocated derivative gains and losses						(21.4)
Cost of products sold – special project costs (D)						(6.4)
Other special project costs (D)						(4.7)
Corporate administrative expenses						(313.1)
Other income (expense) – net (D)						(14.7)
Income (loss) before income taxes						$(9.2)
(A)     Segment cost of products sold excludes special project costs related to certain divestiture, acquisition, integration, and restructuring activities and the change in net cumulative unallocated derivative gains and losses. For more information, see Note 4: Special Project Costs and Note 10: Derivative Financial Instruments.
(B)    Segment selling and distribution expense excludes corporate administrative expenses and special project costs that are not allocated to the segments.
(C)    Other segment items primarily reflects the loss (gain) on disposal of assets, plant administrative expenses, equity method investment income, and royalty income. In 2024, the U.S. Retail Coffee segment includes an unfavorable impact related to the termination of a supplier agreement. In 2023, the U.S. Frozen Handheld and Spreads segment includes a favorable impact related to the Jif peanut butter recall.
(D)    Includes special project costs related to certain divestiture, acquisition, integration, and restructuring activities. For more information, see Note 4: Special Project Costs and Note 8: Debt and Financing Arrangements.
(E)     On April 28, 2023, we sold certain pet food brands to Post, and the divested net sales were primarily included in the U.S. Retail Pet Foods segment. For more information, see Note 3: Divestitures.

The following table presents total assets; total depreciation, amortization, and impairment charges; and total additions to property, plant, and equipment by segment.

	Year Ended April 30,
	2025	2024	2023
Assets:
U.S. Retail Coffee	$4,927.8	$4,826.3	$4,808.9
U.S. Retail Frozen Handheld and Spreads	3,263.1	3,257.1	2,972.7
U.S. Retail Pet Foods	4,679.3	4,784.1	4,994.3
Sweet Baked Snacks	3,394.9	6,267.1	—
International and Away From Home	1,037.1	989.6	978.3
Unallocated (A)	261.1	149.5	1,237.2
Total assets	$17,563.3	$20,273.7	$14,991.4
Depreciation, amortization, and impairment charges:
U.S. Retail Coffee	$97.9	$101.1	$101.6
U.S. Retail Frozen Handheld and Spreads	90.8	81.6	76.3
U.S. Retail Pet Foods	121.3	118.1	178.7
Sweet Baked Snacks (B)	2,092.0	59.6	—
International and Away From Home	37.4	32.4	31.7
Unallocated (C)	45.6	38.0	42.7
Total depreciation, amortization, and impairment charges	$2,485.0	$430.8	$431.0
Additions to property, plant, and equipment:
U.S. Retail Coffee	$62.7	$79.7	$49.0
U.S. Retail Frozen Handheld and Spreads	157.6	334.5	341.6
U.S. Retail Pet Foods	83.2	83.4	64.3
Sweet Baked Snacks	43.0	41.2	—
International and Away From Home	47.3	47.7	22.5
Total additions to property, plant, and equipment	$393.8	$586.5	$477.4
(A)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(B)During 2025, we recognized pre-tax impairment charges of $1,661.6 and $320.9 related to the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, respectively. For more information, see Note 7: Goodwill and Other Intangible Assets.
(C)Primarily represents unallocated corporate administrative expenses, mainly consisting of depreciation and software amortization.

The following table presents certain geographical information.

	Year Ended April 30,
	2025	2024	2023
Net sales:
United States	$8,245.7	$7,653.0	$8,001.4
International:
Canada	$352.4	$429.4	$433.2
All other international	128.0	96.3	94.6
Total international	$480.4	$525.7	$527.8
Total net sales	$8,726.1	$8,178.7	$8,529.2
Assets:
United States	$17,190.0	$19,483.1	$14,577.5
International:
Canada	$373.0	$790.2	$412.5
All other international	0.3	0.4	1.4
Total international	$373.3	$790.6	$413.9
Total assets	$17,563.3	$20,273.7	$14,991.4
Long-lived assets (excluding goodwill and other intangible assets):
United States	$3,308.4	$3,294.5	$2,421.9
International:
Canada	$51.3	$106.9	$64.6
All other international	0.1	0.1	—
Total international	$51.4	$107.0	$64.6
Total long-lived assets (excluding goodwill and other intangible assets)	$3,359.8	$3,401.5	$2,486.5
The following table presents product category information.

	Year Ended April 30,
	2025	2024	2023	Primary Reportable Segment (A)
Coffee	$3,173.8	$3,063.0	$3,088.8	U.S. Retail Coffee
Sweet Baked Goods	1,093.0	572.5	—	Sweet Baked Snacks
Pet snacks	944.7	1,024.8	1,052.4	U.S. Retail Pet Foods
Frozen handheld	918.2	791.1	686.4	U.S. Retail Frozen Handheld and Spreads
Peanut butter	827.8	814.1	635.6	U.S. Retail Frozen Handheld and Spreads
Cat food	763.5	792.4	1,101.1	U.S. Retail Pet Foods
Fruit spreads	400.8	427.2	426.2	U.S. Retail Frozen Handheld and Spreads
Portion control	211.9	207.9	163.7	Other (B)
Toppings and syrups	96.8	88.4	88.9	U.S. Retail Frozen Handheld and Spreads
Baking mixes and ingredients	88.1	90.3	94.3	Other (B)
Cookies	86.3	64.8	—	Sweet Baked Snacks
Dog food	24.4	76.4	980.0	U.S. Retail Pet Foods
Other	96.8	165.8	211.8	Other (B)
Total net sales	$8,726.1	$8,178.7	$8,529.2
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.
Sales to Walmart Inc. and subsidiaries amounted to 33 percent of net sales in both 2025 and 2024 and 34 percent of net sales in 2023. These sales are primarily included in our U.S. retail market segments. No other customer exceeded 10 percent of net sales for any year. Trade receivables – net at April 30, 2025 and 2024, included amounts due from Walmart Inc. and subsidiaries of $172.3 and $211.7, respectively.

Note 6: Earnings Per Share
The following table sets forth the computation of basic earnings per share and diluted earnings per share under the two-class method.

	Year Ended April 30,
	2025	2024	2023
Net income (loss)	$(1,230.8)	$744.0	$(91.3)
Less: Net income (loss) allocated to participating securities	(0.1)	0.2	(0.1)
Net income (loss) allocated to common stockholders	$(1,230.7)	$743.8	$(91.2)
Weighted-average common shares outstanding	106.4	104.1	106.2
Add: Dilutive effect of stock options	—	0.1	—
Weighted-average common shares outstanding – assuming dilution	106.4	104.2	106.2
Net income (loss) per common share	$(11.57)	$7.14	$(0.86)
Net income (loss) per common share – assuming dilution	$(11.57)	$7.14	$(0.86)
The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Year Ended April 30,
	2025	2024	2023
Net income (loss)	$(1,230.8)	$744.0	$(91.3)
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.4	104.1	106.2
Add: Dilutive effect of stock options	—	0.1	—
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	—	0.2	—
Weighted-average common shares outstanding – assuming dilution	106.4	104.4	106.2
Net income (loss) per common share – assuming dilution	$(11.57)	$7.13	$(0.86)
We computed basic earnings per share under the two-class method for 2025, 2024, and 2023, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. Further, we computed diluted earnings per share under the two-class method and treasury stock method to determine the method that was most dilutive, in accordance with FASB ASC 260, Earnings Per Share. In 2025 and 2023, we recognized a net loss, and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share. Therefore, in 2025 and 2023, diluted earnings per share was computed under the two-class method. In 2024, the computation of diluted earnings per share was more dilutive under the treasury stock method.

Note 7: Goodwill and Other Intangible Assets
The following table summarizes the changes in our goodwill.

	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Balance at May 1, 2023	$2,090.9	$1,147.5	$1,580.2	$—	$398.3	$5,216.9
Acquisition	—	—	—	2,447.2	—	2,447.2
Divestiture	—	(7.6)	—	—	(3.9)	(11.5)
Other (A)	—	—	—	—	(2.7)	(2.7)
Balance at April 30, 2024	$2,090.9	$1,139.9	$1,580.2	$2,447.2	$391.7	$7,649.9
Impairment charges (B)	—	—	—	(1,661.6)	—	(1,661.6)
Divestitures	—	—	—	(277.7)	—	(277.7)
Other (A) (C)	—	—	—	(0.4)	(0.2)	(0.6)
Balance at April 30, 2025	$2,090.9	$1,139.9	$1,580.2	$507.5	$391.5	$5,710.0
(A)The amount classified as other in the International and Away From Home segment represents foreign currency translation adjustments.
(B)Included in goodwill as of April 30, 2025, are accumulated goodwill impairment charges of $1,904.5.
(C)The amount classified as other in the Sweet Baked Snacks segment represents purchase accounting adjustments for the acquisition of Hostess Brands.
The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency translation adjustments.

	April 30, 2025			April 30, 2024
	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Translation	Net	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Translation	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,596.5	$2,099.0	$2,497.5	$4,766.7	$1,894.9	$2,871.8
Patents and technology	163.0	161.0	2.0	163.0	160.8	2.2
Trademarks	136.4	116.5	19.9	143.1	110.8	32.3
Total intangible assets subject to amortization	$4,895.9	$2,376.5	$2,519.4	$5,072.8	$2,166.5	$2,906.3
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$4,372.0	$544.5	$3,827.5	$4,572.7	$223.6	$4,349.1
Total other intangible assets	$9,267.9	$2,921.0	$6,346.9	$9,645.5	$2,390.1	$7,255.4
Amortization expense for finite-lived intangible assets was $218.3, $190.1, and $205.9 in 2025, 2024, and 2023, respectively. The weighted-average useful lives of the customer and contractual relationships, patents and technology, and trademarks are 24 years, 20 years, and 14 years, respectively. The weighted-average useful life of total finite-lived intangible assets is
24 years. Based on the carrying value of intangible assets subject to amortization at April 30, 2025, the estimated amortization expense is $200.9 for 2026, $192.8 for 2027, $193.1 for 2028, $165.3 for 2029, and $138.2 for 2030.

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1 and more often if indicators of impairment exist.

During the second quarter of 2025, the disposal group for the Voortman business, inclusive of approximately $251.0 of goodwill within the Sweet Baked Snacks reporting unit that was allocated to the disposal group based on a relative fair value analysis, was classified as held for sale. As a result, a pre-tax loss on the divestiture of $260.8 was recognized and included as a noncash charge in our Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows. We evaluated whether it was more likely than not that the remaining goodwill of the Sweet Baked Snacks reporting unit was impaired as of October 31, 2024, and concluded that no impairment existed at this date. On December 2, 2024, we completed the divestiture of the Voortman business.
During the third quarter of 2025, we completed the integration of the Hostess Brands business and operations, but continued to face execution challenges from a distribution, merchandising, and competitive standpoint, which resulted in lost market share. Further, the sweet baked goods category continued to face increased inflationary pressures and diminished discretionary income for consumers. These factors were key inputs into our long-range planning process, which was also completed during the third quarter of 2025, and indicated a decline in forecasted net sales and segment profit for the Sweet Baked Snacks reporting unit. As a result, we performed an interim impairment assessment of the Sweet Baked Snacks reporting unit that indicated an estimated fair value significantly below the carrying value of the reporting unit. We also performed an interim impairment assessment of the Hostess brand indefinite-lived trademark. As a result of these assessments, we recognized total pre-tax impairment charges of $1.0 billion during the third quarter of 2025, of which $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. These charges were included as noncash charges in our Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

We completed the annual impairment assessment, in which goodwill was tested for impairment at the reporting unit level for each reporting unit with goodwill as of the annual assessment date. As part of our annual evaluation, we did not recognize any impairment charges related to our reporting units or indefinite-lived intangible assets. The estimated fair value exceeded the carrying value by greater than 10 percent for all of our reporting units and indefinite-lived intangible assets, with the exception of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, as the carrying values approximated estimated fair values due to the impairment charges recognized during the third quarter of 2025.

During the fourth quarter of 2025, we continued to underperform as compared to plan in both net sales and segment profit for the Sweet Baked Snacks segment as a result of ongoing performance challenges from a distribution, merchandising, and competitive standpoint and sustained challenges in the sweet baked goods category. Performance during the fourth quarter of 2025 reflected the impact of a dynamic macroeconomic environment, inclusive of a reduction in discretionary consumer spending and the changing regulatory environment. Furthermore, in conjunction with the recently announced leadership transition, we re-evaluated the strategic priorities for the Sweet Baked Snacks segment to drive growth for the Hostess brand, with a focus on strengthening our portfolio, elevating our execution, and refocusing our strategy to reignite sustainable growth. Following the leadership transition, we revised our financial plan for 2026 as compared to prior expectations, reflecting near-term underperformance, an evolving macroeconomic environment, and updated Sweet Baked Snacks strategic priorities, inclusive of the recently announced closure of the Indianapolis, Indiana manufacturing facility in 2026. The updated financial plan reflects decreased net sales and segment profit, as compared to the projections used in the annual impairment review. The overall reduction in net sales and segment profit, in conjunction with the sustained underperformance of the sweet baked goods category since acquisition, led to a reduction of the forecasted long-term growth rate for the Sweet Baked Snacks reporting unit. As a result of these declines and the narrow differences between estimated fair values and carrying values as of the annual assessment date, we performed an interim impairment assessment of the Sweet Baked Snacks reporting unit that indicated an estimated fair value significantly below the carrying value of the reporting unit. We also performed an interim impairment assessment of the Hostess brand indefinite-lived trademark. As a result of these assessments, we recognized total pre-tax impairment charges of $980.0 during the fourth quarter of 2025, of which $867.3 and $112.7 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. These charges were included as noncash charges in our Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

The goodwill and indefinite-lived trademark within the Sweet Baked Snacks segment remain susceptible to future impairment charges. Any significant adverse change in our near- or long-term projections or macroeconomic conditions would result in future impairment charges for the Sweet Baked Snacks reporting unit. There were no other indicators of impairment during the fourth quarter of 2025, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of April 30, 2025. For additional information, see Goodwill and Other Intangible Assets in Note 1: Accounting Policies, Note 2: Acquisition, and Note 3: Divestitures.

Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	April 30, 2025		April 30, 2024
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.50% Senior Notes due March 15, 2025	$—	$—	$1,000.0	$999.3
3.38% Senior Notes due December 15, 2027	500.0	498.9	500.0	498.4
5.90% Senior Notes due November 15, 2028	750.0	745.7	750.0	744.5
2.38% Senior Notes due March 15, 2030	500.0	497.7	500.0	497.2
2.13% Senior Notes due March 15, 2032	364.5	361.3	500.0	495.2
6.20% Senior Notes due November 15, 2033	1,000.0	992.4	1,000.0	991.5
4.25% Senior Notes due March 15, 2035	650.0	645.9	650.0	645.5
2.75% Senior Notes due September 15, 2041	177.5	176.1	300.0	297.4
6.50% Senior Notes due November 15, 2043	750.0	737.2	750.0	736.5
4.38% Senior Notes due March 15, 2045	600.0	589.2	600.0	588.7
3.55% Senior Notes due March 15, 2050	161.2	159.3	300.0	296.2
6.50% Senior Notes due November 15, 2053	1,000.0	983.2	1,000.0	982.6
Term Loan Credit Agreement due March 5, 2027	$650.0	$649.9	$—	$—
Total long-term debt	$7,103.2	$7,036.8	$7,850.0	$7,773.0
Current portion of long-term debt	—	—	1,000.0	999.3
Total long-term debt, less current portion	$7,103.2	$7,036.8	$6,850.0	$6,773.7
(A)    Represents the carrying amount included in the Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
In March 2025, we entered into a Term Loan for an unsecured $650.0 term facility. Borrowings under the Term Loan bear interest on the prevailing SOFR and are payable at the end of the borrowing term. The Term Loan matures on March 5, 2027, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. On March 14, 2025, the full amount was drawn on the Term Loan to partially finance the repayment of $1.0 billion in principal of our 3.50% Senior Notes due March 15, 2025. Capitalized debt issuance costs associated with the Term Loan will be amortized to interest expense – net in the Statements of Consolidated Income (Loss) over the time period for which the debt is outstanding. As of April 30, 2025, the interest rate on the Term Loan was 5.43 percent.
In March 2025, we also entered into an unsecured revolving credit facility with a group of ten banks, which provides for a revolving credit line of $2.0 billion and matures in March 2030. As a result of the new facility in March 2025, we terminated the previous $2.0 billion revolving credit facility. The new revolving credit facility includes approximately $3.9 of capitalized debt issuance costs, to be amortized to interest expense – net in the Statements of Consolidated Income (Loss) over the time for which the revolving credit facility is effective. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, SOFR, Euro Interbank Offered Rate, or Canadian Overnight Repo Rate Average, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the new revolving credit facility as of April 30, 2025, or the previous facility as of April 30, 2024.
In December 2024, we commenced cash tender offers to purchase up to $300.0 aggregate purchase price, not including accrued and unpaid interest, of certain outstanding Senior Notes. As a result, an aggregate principal amount of $122.5 of our 2.750% Senior Notes due 2041 and $138.8 of our 3.550% Senior Notes due 2050 were tendered and accepted, and $194.1 of our 2.125% Senior Notes due 2032 were tendered, of which $135.5 was accepted. We recorded a net gain on the extinguishment of debt of $30.3 during the year ended April 30, 2025, included within other debt gains (charges) – net on the Statement of Consolidated Income (Loss). Components of the net gain include debt carrying value write-off of $335.9 (inclusive of terminated interest rate contract, debt issuance costs, and discounts), net of the reacquisition price of $300.0, debt tender fees of $1.1, and a loss on the associated reverse treasury locks of $4.5. For additional information, see Note 10: Derivative Financial Instruments.

In October 2023, we completed an offering of $3.5 billion in Senior Notes due November 15, 2028, November 15, 2033, November 15, 2043, and November 15, 2053. The Senior Notes included $31.8 of capitalized debt issuance costs and $15.0 of offering discounts to be amortized to interest expense – net in the Statements of Consolidated Income (Loss) over the time period for which the debt is outstanding. The net proceeds from the offering were used to partially finance the acquisition of Hostess Brands and pay off the debt assumed as part of the acquisition.
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

In September 2023, we entered into a commitment letter for a $5.2 billion Bridge Loan that provided committed financing for the acquisition of Hostess Brands, as discussed in Note 2: Acquisition. No balances were drawn against this facility, as the commitment letter was terminated after completion of the Senior Notes offering and drawing on the Term Loan. Included in other debt gains (charges) – net in the Statement of Consolidated Income (Loss) during the year ended April 30, 2024 was $19.5 related to financing fees associated with the Bridge Loan.

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
All of our Senior Notes outstanding at April 30, 2025, are unsecured, and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2025 and 2024, we had $641.0 and $591.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 4.73 and 5.48 percent, respectively.
Interest paid totaled $410.6, $170.7, and $153.1 in 2025, 2024, and 2023, respectively. This differs from interest expense due to capitalized interest, the timing of interest payments, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and payment of other debt fees.
Our debt instruments contain certain covenant restrictions, including an interest coverage ratio. As of April 30, 2025, we are in compliance with all covenants.

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

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended April 30,			Year Ended April 30,
	2025	2024	2023	2025	2024	2023
Service cost	$0.7	$0.9	$1.2	$0.6	$0.8	$1.0
Interest cost	17.7	18.5	17.8	2.7	2.6	2.3
Expected return on plan assets	(12.3)	(16.1)	(15.4)	—	—	—
Amortization of prior service cost (credit)	0.1	0.1	0.7	(0.6)	(0.6)	(0.6)
Amortization of net actuarial loss (gain)	4.3	3.5	4.0	(2.0)	(1.5)	(1.2)
Curtailment loss (gain)	—	(1.2)	—	—	—	—
Settlement loss (gain)	—	3.2	7.4	—	—	—
Net periodic benefit cost	$10.5	$8.9	$15.7	$0.7	$1.3	$1.5

Other changes in plan assets and benefit liabilities recognized in accumulated other comprehensive income (loss) before income taxes:
Prior service credit (cost) arising during the year	$(0.3)	$—	$—	$—	$—	$—
Net actuarial gain (loss) arising during the year	1.3	(6.6)	(11.5)	(2.3)	5.4	3.8
Amortization of prior service cost (credit)	0.1	0.1	0.7	(0.6)	(0.6)	(0.6)
Amortization of net actuarial loss (gain)	4.3	3.5	4.0	(2.0)	(1.5)	(1.2)
Curtailment loss (gain)	—	(1.2)	—	—	—	—
Settlement loss (gain)	—	—	7.4	—	—	—
Foreign currency translation	—	—	—	—	(0.1)	(0.2)
Net change for year	$5.4	$(4.2)	$0.6	$(4.9)	$3.2	$1.8

Weighted-average assumptions used in determining net periodic benefit costs:
U.S. plans:
Discount rate used to determine benefit obligation	5.43%	5.19%	4.59%	5.86%	5.15%	4.52%
Discount rate used to determine service cost	6.06	5.38	4.77	5.92	5.23	4.64
Discount rate used to determine interest cost	5.38	5.08	4.26	5.77	5.06	4.11
Expected return on plan assets	4.70	5.35	4.51	—	—	—
Rate of compensation increase	3.00	3.66	3.55	—	—	—
Canadian plans:
Discount rate used to determine benefit obligation	5.07%	4.59%	2.41%	5.12%	4.62%	4.50%
Discount rate used to determine service cost	—	—	—	5.21	4.73	4.69
Discount rate used to determine interest cost	5.04	4.65	2.33	5.07	4.65	4.18
Expected return on plan assets	—	3.30	1.60	—	—	—
We amortize gains and losses for our postretirement plans over the average expected future period of vested service. For plans that consist of less than 5 percent of participants that are active, average life expectancy is used instead of the average expected future service period.

We utilize a spot rate methodology for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows to provide a better estimate of service and interest costs. For 2026 expense recognition, we will use weighted-average discount rates for the U.S. defined benefit pension plans of 5.21 percent to determine benefit obligation, 6.07 percent to determine service cost, and 4.91 percent to determine interest cost. As of April 30, 2025, a 50 basis-point decrease in the discount rate assumption would increase the 2026 net periodic benefit cost by approximately $0.2, and the benefit obligation would increase by approximately $13.1. In addition, we anticipate using an expected rate of return on plan assets of 5.48 percent for the U.S. defined benefit pension plans. A 50 basis-point decrease in the expected rate of return on plan assets assumption would increase the 2026 net periodic benefit cost by approximately $1.2.

We use a measurement date of April 30 to determine defined benefit pension and other postretirement benefit plans’ assets and benefit obligations. The following table sets forth the combined status of the plans as recognized in the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$345.9	$379.7	$48.9	$54.7
Service cost	0.7	0.9	0.6	0.8
Interest cost	17.7	18.5	2.7	2.6
Amendments	0.2	—	—	—
Actuarial loss (gain) (A)	6.7	(18.4)	2.3	(5.4)
Benefits paid	(38.6)	(34.5)	(3.8)	(3.8)
Curtailment	—	(3.4)	—	—
Settlement	—	3.1	—	—
Foreign currency translation adjustments	—	—	(0.1)	—
Benefit obligation at end of year	$332.6	$345.9	$50.6	$48.9
Change in plan assets:
Fair value of plan assets at beginning of year	$283.0	$325.9	$—	$—
Actual return on plan assets	20.2	(12.3)	—	—
Company contributions	5.0	4.1	3.8	3.8
Benefits paid	(38.6)	(34.5)	(3.8)	(3.8)
Settlement	—	(0.1)	—	—
Foreign currency translation adjustments	—	(0.1)	—	—
Fair value of plan assets at end of year	$269.6	$283.0	$—	$—
Funded status of the plans	$(63.0)	$(62.9)	$(50.6)	$(48.9)
Defined benefit pensions	$(53.0)	$(54.1)	$—	$—
Other noncurrent assets	9.1	8.8	—	—
Accrued compensation	(19.1)	(17.6)	(4.8)	(4.6)
Other postretirement benefits	—	—	(45.8)	(44.3)
Net benefit liability	$(63.0)	$(62.9)	$(50.6)	$(48.9)
(A) The actuarial losses and gains for our defined benefit pension plans and other postretirement benefits were primarily due to changes in the discount rates used in determining the plan obligations.
In 2021, we transferred obligations related to our Canadian defined benefit pension plan to an insurance company through the purchase of an irrevocable group annuity contract (the “Canadian Buy-Out Contract”). The group annuity contract was purchased using assets from the pension trust. During 2024, we received corporate approval to proceed with distribution of the surplus that remains within the Canadian defined benefit pension plan. As a result, we recognized a noncash pre-tax settlement charge of $3.2 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members, which is subject to regulatory approval before a payout can be made. The settlement charge was included within other income (expense) – net in the Statement of Consolidated Income (Loss). We did not recognize any charges related to the Canadian Buy-Out Contract during 2025.
In October 2023, we approved an amendment to terminate one of our U.S. qualified defined benefit plans, effective as of December 31, 2023. We provided notice to participants of the intent to terminate the plan and applied for a determination letter from the IRS. Pension obligations will be distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract. During the plan year ended December 31, 2023, the asset allocation for the plan’s assets was adjusted in anticipation of the plan termination. Upon settlement of the pension obligations, we will reclassify unrecognized actuarial gains or losses, currently recorded in accumulated other comprehensive income (loss), to the Statement of Consolidated Income (Loss) as a settlement gain or charge. As of April 30, 2025, we had unrecognized losses related to the plan of $43.6. We anticipate the termination process will be substantially complete by the end of 2026.
The following table summarizes amounts recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, before income taxes.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2025	2024	2025	2024
Net actuarial gain (loss)	$(91.2)	$(96.8)	$21.2	$25.5
Prior service credit (cost)	(0.6)	(0.4)	1.3	1.9
Total recognized in accumulated other comprehensive income (loss)	$(91.8)	$(97.2)	$22.5	$27.4

The following table sets forth the weighted-average assumptions used in determining the benefit obligations.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2025	2024	2025	2024
U.S. plans:
Discount rate	5.21%	5.43%	5.52%	5.86%
Rate of compensation increase	3.00	3.00	—	—
Interest crediting rate	4.51	4.51	—	—
Canadian plans:
Discount rate	4.32%	5.07%	4.60%	5.12%
For 2026, the assumed health care trend rates are 7.00 percent and 4.50 percent for the U.S. and Canadian plans, respectively. The rate for participants under age 65 is assumed to decrease to 5.00 percent in 2034 for the U.S. plan and remain at 4.50 percent for the Canadian plan. The health care cost trend rate assumption impacts the amount of the other postretirement benefits obligation and periodic other postretirement benefits cost reported.
The following table sets forth additional information related to our defined benefit pension plans.

	April 30,
	2025	2024
Accumulated benefit obligation for all pension plans	$331.7	$345.2
Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$267.7	$276.7
Fair value of plan assets	195.8	205.3
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$267.7	$276.7
Fair value of plan assets	195.8	205.3
We employ a total return on investment approach for the defined benefit pension plans’ assets. A mix of equity, fixed-income, and alternative investments is used to maximize the long-term rate of return on assets for the level of risk. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, we consider the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. The actual rate of return was a gain of 8.50 percent and a loss of 2.90 percent for the years ended April 30, 2025 and 2024, respectively, which excludes administrative and investment expenses.
Based on the anticipated termination of one of our U.S. qualified defined benefit pension plans, our current investment policy includes a mix of investments that consist of approximately 75 percent fixed-income securities, 15 percent equity securities, and 10 percent cash and cash equivalents.

The following tables summarize the major asset classes for the U.S. and Canadian defined benefit pension plans and the levels within the fair value hierarchy for those assets measured at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2025
Cash and cash equivalents (A)	$34.0	$—	$—	$34.0
Equity securities:
U.S. (B)	9.7	—	—	9.7
International (C)	18.6	—	—	18.6
Fixed-income securities:
Bonds (D)	200.0	—	—	200.0
Other types of investments (E)	—	7.3	—	7.3
Total financial assets measured at fair value	$262.3	$7.3	$—	$269.6
Total financial assets measured at net asset value (F)				—
Total plan assets				$269.6

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2024
Cash and cash equivalents (A)	$28.9	$—	$—	$28.9
Equity securities:
U.S. (B)	5.0	—	—	5.0
International (C)	15.7	—	—	15.7
Fixed-income securities:
Bonds (D)	220.1	—	—	220.1
Other types of investments (E)	—	13.3	—	13.3
Total financial assets measured at fair value	$269.7	$13.3	$—	$283.0
Total financial assets measured at net asset value (F)				—
Total plan assets				$283.0

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

In 2026, we expect to make contributions of $1.0 to increase funding for our U.S. qualified defined benefit pension plans, along with contributions required to fund the U.S. defined benefit plan we plan to terminate, which will be equal to the shortfall following the payment of lump sums and purchase of a group annuity contract. The amount of the contribution necessary will be dependent on several factors including asset performance, economic environment, lump sum election percentage, and insurance premium pricing, among others. In addition, the timing of the annuity purchase will be dependent on the timing of the regulatory reviews by the IRS, as well as other plan termination activities. During 2026, we also expect to make direct benefit payments of approximately $9.0. Furthermore, we expect the following payments to be made from the defined benefit pension and other postretirement benefit plans: $150.5 in 2026, $22.8 in 2027, $22.6 in 2028, $21.8 in 2029, $21.7 in 2030, and $108.5 in 2031 through 2035.
Multi-Employer Pension Plan: We participate in one multi-employer pension plan, the Bakery and Confectionery Union and Industry International Pension Fund (“Bakery and Confectionery Union Fund”) (52-6118572), which provides defined benefits to certain union employees. During 2025 and 2024, a total of $2.8 and $2.9 was contributed to the plan, respectively, and we anticipate contributions of $2.8 in 2026.
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
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year-end, not our fiscal year-end. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. At January 1, 2024, the Bakery and Confectionery Union Fund was in Red Zone status, as the current funding status was 45.2 percent. A funding improvement plan, or rehabilitation plan, has been implemented.

The American Rescue Plan Act (the “ARPA”), signed into law on March 11, 2021, established a special financial assistance program for financially troubled multi-employer pension plans. Under the ARPA, eligible multi-employer plans can apply to receive a cash payment in an amount projected by the Pension Benefit Guaranty Corporation (“PBGC”) to pay pension benefits through the plan year ending 2051. On March 1, 2023, the Bakery and Confectionery Union Fund applied for assistance under the ARPA program. After working directly with the PBGC to review and revise assumptions, the Bakery and Confectionary Union Fund submitted a revised application for assistance on February 21, 2024. The application for relief was approved on June 20, 2024 and on July 22, 2024 the plan received relief funds.
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
In November 2024, we entered into reverse treasury locks to manage our exposure to interest rate fluctuations related to the tender offers. In December 2024, concurrent with the pricing of the tender offers, we settled the reverse treasury locks and realized a net loss of $4.5 during the year ended April 30, 2025, recognized in earnings within other debt gains (charges) – net on the Statement of Consolidated Income (Loss), netting with the gain on extinguishment associated with the tender offers. For additional information, see Note 8: Debt and Financing Arrangements.
Equity Forward Derivative: During the first quarter of 2024, we began entering into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. We did not qualify the forward sale derivative contract for hedge accounting treatment, and as a result, derivative gains and losses associated with the economic hedge were immediately recognized in earnings within other income (expense) – net in the Statements of Consolidated Income (Loss), netting with the change in fair value of the underlying shares. All 5.4 million shares of Post common stock were hedged and later settled on November 15, 2023, for $466.3, resulting in a pre-tax gain of $5.4 during the year ended April 30, 2024. For additional information, see Note 3: Divestitures.

The following table presents the gross notional value of outstanding derivative contracts.

	Year Ended April 30,
	2025	2024
Commodity contracts	$1,698.1	$787.7
Foreign currency exchange contracts	122.4	98.6

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Consolidated Balance     Sheets.

	April 30, 2025
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$81.5	$18.7	$—	$—
Foreign currency exchange contracts	0.8	1.5	—	—
Total derivative instruments	$82.3	$20.2	$—	$—

	April 30, 2024
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$35.8	$9.3	$—	$0.1
Foreign currency exchange contracts	1.9	0.1	—	—
Total derivative instruments	$37.7	$9.4	$—	$0.1
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $37.5 and collateral received of $1.9 at April 30, 2025 and 2024, respectively, and are included in other current assets in the Consolidated Balance Sheets. The change in the cash margin accounts is included in other – net, investing activities in the Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Statements of Consolidated Cash Flows.
Economic Hedges

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Year Ended April 30,
	2025	2024	2023
Derivative gains (losses) on commodity contracts	$100.7	$26.1	$(6.1)
Derivative gains (losses) on foreign currency exchange contracts	1.6	1.5	4.4
Total derivative gains (losses) recognized in cost of products sold	$102.3	$27.6	$(1.7)
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
The following table presents the net change in cumulative unallocated derivative gains and losses.

	Year Ended April 30,
	2025	2024	2023
Net derivative gains (losses) recognized and classified as unallocated	$102.3	$27.6	$(1.7)
Less: Net derivative gains (losses) reclassified to segment operating profit	44.1	20.9	19.7
Change in net cumulative unallocated derivative gains and losses	$58.2	$6.7	$(21.4)

The net cumulative unallocated derivative gains were $80.8 and $22.6 at April 30, 2025 and 2024, respectively.
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
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Year Ended April 30,
	2025	2024	2023
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(12.8)	(13.6)	(13.5)
Less: Gains (losses) reclassified from accumulated other comprehensive income to other debt gains (charges) – net (B)	(56.9)	—	—
Change in accumulated other comprehensive income (loss)	$69.7	$13.6	$13.5
(A)Interest expense – net, as presented in the Statements of Consolidated Income (Loss), was $388.7, $264.3, and $152.0 in 2025, 2024, and 2023, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.
(B)Other debt gains (charges) – net, as presented in the Statements of Consolidated Income (Loss), was a gain of $30.2 and a charge of $19.5 in 2025 and 2024, respectively. There were no reported other debt gains (charges) – net in 2023. The reclassification is related to the debt extinguishment due to the tender offers in 2025, as discussed in Note 8: Debt and Financing Arrangements.

Included as a component of accumulated other comprehensive income (loss) at April 30, 2025 and 2024, were deferred net pre-tax losses of $117.4 and $187.1, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $27.3 and $44.0 at April 30, 2025 and 2024, respectively. Approximately $12.5 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	April 30, 2025		April 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$20.0	$20.0	$22.1	$22.1
Derivative financial instruments – net	62.1	62.1	28.2	28.2
Total long-term debt	(7,036.8)	(7,242.0)	(7,773.0)	(7,652.9)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2025
Marketable securities and other investments: (A)
Equity mutual funds	$4.0	$—	$—	$4.0
Municipal obligations	—	15.8	—	15.8
Money market funds	0.2	—	—	0.2
Derivative financial instruments: (B)
Commodity contracts – net	62.8	—	—	62.8
Foreign currency exchange contracts – net	—	(0.7)	—	(0.7)
Total long-term debt (C)	(6,532.5)	(709.5)	—	(7,242.0)
Total financial instruments measured at fair value	$(6,465.5)	$(694.4)	$—	$(7,159.9)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2024
Marketable securities and other investments: (A)
Equity mutual funds	$4.5	$—	$—	$4.5
Municipal obligations	—	17.2	—	17.2
Money market funds	0.4	—	—	0.4
Derivative financial instruments: (B)
Commodity contracts – net	26.7	(0.3)	—	26.4
Foreign currency exchange contracts – net	0.5	1.3	—	1.8
Total long-term debt (C)	(7,652.9)	—	—	(7,652.9)
Total financial instruments measured at fair value	$(7,620.8)	$18.2	$—	$(7,602.6)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of April 30, 2025, our municipal obligations are scheduled to mature as follows: $0.9 in 2026, $3.9 in 2027, $0.4 in 2028, $3.3 in 2029, $0.9 in 2030, and the remaining $6.4 in 2031 and beyond. For additional information, see Marketable Securities and Other Investments in Note 1: Accounting Policies.
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

We acquired Hostess Brands on November 7, 2023, and as a result, the underlying assets acquired and liabilities assumed were adjusted to their estimated fair values at the date of acquisition, which was determined based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. During 2025, we recognized nonrecurring fair value adjustments of $1,982.5, of which $1,661.6 and $320.9 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. These adjustments were included as noncash charges in our Statement of Consolidated Income (Loss). We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the reporting unit and the indefinite-lived trademark as of the date of each test for impairment. For additional information, see Note 7: Goodwill and Other Intangible Assets.
During 2025, we recognized losses in our Statement of Consolidated Income (Loss) related to the divested Voortman business and certain Sweet Baked Snacks value brands. The pre-tax losses for the divested Voortman business and certain Sweet Baked Snacks value brands included the impact of an allocation of $251.1 and $26.6 of goodwill, respectively, from the Sweet Baked Snacks segment, which were determined based on relative fair value analyses. The noncash impact of the goodwill disposed was included in the pre-tax loss on the divestitures in our Statement of Consolidated Income (Loss).
During 2024, we recognized a loss on divestiture in our Statement of Consolidated Income (Loss) related to the divestiture of Sahale Snacks. The pre-tax loss for the divested Sahale Snacks business included the impact of an allocation of $11.5 of goodwill, primarily in the U.S. Retail Frozen Handheld and Spreads segment, which was determined based on a relative fair value analysis. The noncash impact of the goodwill disposed was included in the pre-tax loss on the divestiture in our Statement of Consolidated Income (Loss).
During 2023, we recognized a loss on divestiture in our Statement of Consolidated Income (Loss) related to the divestiture of certain pet food brands. The loss on divestiture included the impact of an allocation of $790.3 of goodwill, primarily in the U.S. Retail Pet Foods segment, which was determined based on a relative fair value analysis. The noncash impact of the goodwill disposed was included in the pre-tax loss on the divestiture in our Statement of Consolidated Income (Loss).
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

The following table sets forth the right-of-use assets and lease liabilities recognized in the Consolidated Balance Sheets.

	Year Ended April 30,
	2025	2024
Operating lease right-of-use assets	$115.4	$174.6
Operating lease liabilities:
Current operating lease liabilities	$37.5	$40.5
Noncurrent operating lease liabilities	84.1	143.5
Total operating lease liabilities	$121.6	$184.0
Finance lease right-of-use assets:
Machinery and equipment	$25.4	$18.7
Accumulated depreciation	(13.5)	(8.0)
Total property, plant, and equipment	$11.9	$10.7
Finance lease liabilities:
Other current liabilities	$3.3	$2.8
Other noncurrent liabilities	9.2	8.3
Total finance lease liabilities	$12.5	$11.1
The following table summarizes the components of lease expense.

	Year Ended April 30,
	2025	2024	2023
Operating lease cost	$46.2	$49.7	$42.2
Finance lease cost:
Amortization of right-of-use assets	3.5	3.4	1.6
Interest on lease liabilities	0.6	0.6	0.1
Variable lease cost	23.2	23.7	24.9
Short-term lease cost	45.2	44.3	44.5
Total lease cost (A)	$118.7	$121.7	$113.3
(A)Total lease cost does not include sublease income, which is immaterial for all years presented.
The following table sets forth cash flow and noncash information related to leases.

	Year Ended April 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64.4	$49.2	$44.3
Operating cash flows from finance leases	0.6	0.5	0.1
Financing cash flows from finance leases	3.4	3.3	1.7
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	10.2	98.4	37.9
Finance leases	4.7	10.9	1.5

The following table summarizes the maturity of our lease liabilities by fiscal year.

	April 30, 2025
	Operating Leases	Finance Leases
2026	$41.9	$3.8
2027	22.1	3.5
2028	12.9	3.3
2029	11.3	1.9
2030	10.7	0.7
2031 and beyond	43.2	0.6
Total undiscounted minimum lease payments	$142.1	$13.8
Less: Imputed interest	20.5	1.3
Lease liabilities	$121.6	$12.5
The following table sets forth the weighted average remaining lease term and discount rate.

	Year Ended April 30,
	2025	2024
Weighted average remaining lease term (in years):
Operating leases	6.1	6.2
Finance leases	4.0	4.3
Weighted average discount rate:
Operating leases	4.6%	4.3%
Finance leases	5.0%	4.8%

Note 13: Share-Based Payments

We provide for equity-based incentives to be awarded to key employees and non-employee directors. Currently, these incentives consist of restricted shares, restricted stock units (which may also be referred to as deferred stock units), performance units, and stock options. During 2025, 2024, and 2023, these awards were administered through the 2020 Equity and Incentive Compensation Plan (the “2020 Plan”), which was approved by our shareholders in August 2020. Awards under the 2020 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units, incentive awards, and other share-based awards, and they may be granted to our non-employee directors, consultants, officers, and other employees. Deferred stock units granted to non-employee directors vest immediately and, along with dividends credited on those deferred stock units, are paid out in the form of common shares upon termination of service as a non-employee director. At April 30, 2025, there were 3,389,099 shares available for future issuance under the 2020 Plan.
Under the 2020 Plan, we have the option to settle share-based awards by issuing common shares from treasury, issuing new Company common shares, or issuing a combination of common shares from treasury and new Company common shares.
Stock Options: Under the 2020 Plan, we granted 84,568 and 113,970 stock options during 2024 and 2023, respectively. No stock options were granted in 2025. Stock options granted in 2024 and 2023 vest ratably over a period of three years. The exercise price of all stock options granted was equal to the market value of the shares on the date of grant, and all stock options granted and outstanding have a contractual term of 10 years.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted:

	2024	2023
Expected volatility	25.0%	25.0%
Dividend yield	2.7%	3.1%
Risk-free interest rate	3.9%	3.6%
Expected life of stock options (years)	6.0	6.0

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
The following table is a summary of our stock option activity.

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at May 1, 2024	656,959	$125.40
Exercised	(16,600)	111.86
Cancelled	(2,820)	132.17
Outstanding at April 30, 2025	637,539	$125.72
Exercisable at April 30, 2025	557,197	$123.29
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. The total intrinsic value for both stock options outstanding and exercisable was $1.4 at April 30, 2025, with an average remaining contractual term of 5.7 years and 5.3 years, respectively. The total intrinsic value of stock options exercised during 2025, 2024, and 2023 was $0.1, $0.1, and $8.6, respectively. The closing market price of our common stock on the last trading day of 2025 was $116.27 per share.
Compensation cost related to stock options is recognized ratably over the service period from the grant date through the end of the requisite service period. During 2025, 2024, and 2023, we recognized compensation cost of $1.9, $2.8, and $3.1, respectively. The annual tax benefit related to the stock option expense was $0.4, $0.7, and $0.7 for 2025, 2024, and 2023, respectively. As of April 30, 2025, we had unrecognized compensation cost of $1.1 related to the stock options that were granted in 2024 and 2023.
Cash received from stock option exercises was $1.9, $3.2, and $21.6 for the years ended April 30, 2025, 2024, and 2023, respectively.
Other Equity Awards: The following table is a summary of our restricted shares, deferred stock units, and performance units.

	Restricted Shares and Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share	Performance Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at May 1, 2024	256,757	$138.46	353,396	$140.20
Granted	186,895	111.44	157,329	117.74
Vested	(89,703)	138.74	(102,792)	135.53
Forfeited	(29,528)	123.69	(53,827)	134.05
Outstanding at April 30, 2025	324,421	$124.16	354,106	$132.51
The weighted-average grant date fair value of equity awards other than stock options that vested in 2025, 2024, and 2023 was $27.7, $36.5, and $30.6, respectively. The weighted-average grant date fair value of restricted shares, deferred stock units, and performance units is the average of the high and the low share price on the date of grant. The vesting date fair value of equity awards other than stock options that vested in 2025, 2024, and 2023 was $25.7, $46.9, and $36.2, respectively.
The following table summarizes the weighted-average fair values of the equity awards granted.

Year Ended April 30,	Restricted Shares and Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share	Performance Units	Weighted-Average Grant Date Fair Value Per Share
2025	186,895	$111.44	157,329	$117.74
2024	155,354	143.60	117,312	153.20
2023	146,290	131.96	130,939	133.01

The restricted shares and deferred stock units granted in 2025, 2024, and 2023 under our long-term incentive compensation program vest ratably over three years from the date of grant. The performance units granted in 2025, 2024, and 2023 vest three years from the date of grant and are converted to common shares upon vesting based on the performance achieved during the service period. The performance goals for the performance units granted in 2024 and 2023 are based on adjusted earnings per share and return on invested capital targets. The performance goals for the performance units granted in 2025 are based on adjusted earnings per share and average net sales growth. Dividend equivalents are accumulated on the performance units from the date of grant, but participants only receive payment if the awards vest.
Note 14: Income Taxes

The following table sets forth our income (loss) before income taxes.

	Year Ended April 30,
	2025	2024	2023
Domestic	$(1,087.6)	$975.8	$(23.6)
Foreign	40.8	20.6	14.4
Income (loss) before income taxes	$(1,046.8)	$996.4	$(9.2)

The following table summarizes the components of the provision for income taxes.

	Year Ended April 30,
	2025	2024	2023
Current:
Federal	$228.0	$234.1	$217.9
Foreign	11.7	10.1	5.4
State and local	52.3	48.7	49.5
Deferred:
Federal	(45.4)	(35.7)	(158.5)
Foreign	(0.5)	(2.3)	(1.0)
State and local	(62.1)	(2.5)	(31.2)
Total income tax expense	$184.0	$252.4	$82.1

The income tax expense of $184.0 for 2025 includes unfavorable permanent impacts associated with the goodwill impairment charges for the Sweet Baked Snacks reporting unit and the sale of the Voortman business, partially offset by the favorable noncash deferred tax benefits associated with the integration of Hostess Brands into our Company and certain state legislative changes enacted during the year. The income tax expense of $252.4 for 2024 includes unfavorable permanent and deferred tax impacts associated with the acquisition of Hostess Brands. The income tax expense of $82.1 for 2023 includes unfavorable permanent tax impacts associated with the sale of certain pet food brands.

The following table sets forth a reconciliation of the statutory federal income tax rate and the effective income tax rate.

	Year Ended April 30,
(Percent of pre-tax income or loss)	2025	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
Acquisition of Hostess Brands	—	1.3	—
Deferred tax benefit from Hostess integration	1.8	—	—
Sale of certain pet food brands	—	—	(776.4)
Sale of Voortman business	(6.6)	—	—
State and local income taxes	4.2	2.9	(157.7)
Deferred tax benefit from state legislative changes	1.9	—	—
Goodwill impairment charges	(39.2)	—	—
Other items – net	(0.7)	0.1	20.7
Effective income tax rate	(17.6)%	25.3%	(892.4)%
Income taxes paid	$332.1	$316.5	$254.8
We are a voluntary participant in the Compliance Assurance Process (“CAP”) program offered by the IRS and are currently under a CAP examination for the tax years ended April 30, 2025, and April 30, 2026. During 2025, the IRS concluded the CAP examinations for the 2023 and 2024 tax years. The fiscal years prior to 2022 are no longer subject to U.S. federal tax examination under the statute of limitations. With limited exceptions, we are no longer subject to examination for state, local, and foreign jurisdictions for the tax years prior to 2021.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The following table summarizes significant components of our deferred tax assets and liabilities.

	April 30,
	2025	2024
Deferred tax liabilities:
Intangible assets	$1,454.4	$1,683.9
Property, plant, and equipment	275.5	276.9
Leases	24.3	33.8
Other	25.9	22.6
Total deferred tax liabilities	$1,780.1	$2,017.2
Deferred tax assets:
Post-employment and other employee benefits	$62.1	$69.1
Tax credit and loss carryforwards	35.5	27.7
Intangible assets	34.4	40.7
Hedging transactions	11.6	49.9
Leases	26.0	36.3
Other	95.5	82.3
Total deferred tax assets	$265.1	$306.0
Valuation allowance	(33.6)	(26.2)
Total deferred tax assets, less allowance	$231.5	$279.8
Net deferred tax liability	$1,548.6	$1,737.4
We evaluate the realizability of deferred tax assets for each of the jurisdictions in which we operate. The total valuation allowance increased by $7.4 during the year, primarily as a result of the sale of the Voortman business.
As of April 30, 2025, we have determined that a portion of our undistributed earnings, in Canada, is not permanently reinvested, resulting in the recognition of an immaterial deferred tax liability. Deferred income taxes have not been provided on approximately $18.1 of the unremitted earnings of our foreign subsidiaries, primarily Canada, that are determined to be permanently reinvested, the tax effects of which are immaterial.

Our unrecognized tax benefits were $2.5, $4.6, and $5.3, of which $2.0, $3.7, and $4.2 would affect the effective income tax rate, if recognized, as of April 30, 2025, 2024, and 2023, respectively.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $1.1, primarily as a result of the expiration of statute of limitation periods.
The following table sets forth a reconciliation of our unrecognized tax benefits.

	2025	2024	2023
Balance at May 1,	$4.6	$5.3	$6.5
Increases:
Acquired business	—	1.3	—
Decreases:
Expiration of statute of limitations periods	1.3	2.0	1.2
Disposed business	0.8	—	—
Balance at April 30,	$2.5	$4.6	$5.3

Note 15: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income (loss), are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2022	$(21.1)	$(163.9)	$(54.2)	$1.8	$(237.4)
Reclassification adjustments	—	13.5	10.3	—	23.8
Current period credit (charge)	(13.2)	—	(7.9)	(0.6)	(21.7)
Income tax benefit (expense)	—	(3.2)	(0.9)	0.2	(3.9)
Balance at April 30, 2023	$(34.3)	$(153.6)	$(52.7)	$1.4	$(239.2)
Reclassification adjustments	—	13.6	0.3	—	13.9
Current period credit (charge)	(4.9)	—	(1.3)	(0.4)	(6.6)
Income tax benefit (expense)	—	(3.1)	0.3	0.1	(2.7)
Balance at April 30, 2024	$(39.2)	$(143.1)	$(53.4)	$1.1	$(234.6)
Reclassification adjustments	—	69.7	1.8	—	71.5
Current period credit (charge)	(2.5)	—	(1.3)	(0.7)	(4.5)
Income tax benefit (expense)	—	(16.7)	(0.3)	0.1	(16.9)
Balance at April 30, 2025	$(41.7)	$(90.1)	$(53.2)	$0.5	$(184.5)
(A)The reclassification from accumulated other comprehensive income (loss) is primarily composed of deferred gains (losses) related to terminated interest rate contracts which were reclassified to interest expense – net. In addition, a portion of the reclassification in 2025 was reclassified to other debt gains (charges) – net resulting from the extinguishment of debt from the tender offers. For additional information, see Note 10: Derivative Financial Instruments and Note 8: Debt and Financing Arrangements.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement and curtailment activity and amortization of net losses and prior service costs. For additional information, see Note 9: Pensions and Other Postretirement Benefits.
Note 16: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2025. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2025, and the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.

Product Recall: We are defendants in ongoing consumer litigation associated with a voluntary recall of select Jif peanut butter products initiated in May 2022. The outcome and financial impact of this litigation cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2025, and the likelihood of loss is not considered probable or reasonably estimable.

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

On November 3, 2022, pursuant to the agreement with the RWI insurers, Voortman brought the Claim against certain of the Sellers related to the alleged breaches. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce Hostess Brands to overpay for Voortman. We are seeking damages of $109.0 CAD representing the amount of the aggregate liability of the Sellers for indemnification under the Purchase Agreement, $5.0 CAD in punitive or aggravated damages, interest, proceedings fees, and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although we believe that the Claim is meritorious, no assurance can be given as to whether we will recover all, or any part, of the amounts being pursued. We retained rights to the Claim upon the divestiture of the Voortman business in 2025.
Note 17: Common Shares
Voting: The Amended Articles of Incorporation provide that each holder of a common share outstanding is entitled to one vote on each matter submitted to a vote of the shareholders.

Repurchase Program: On March 2, 2023, we entered into the 10b5-1 Plan established in accordance with Rule 10b5-1 of the Exchange Act in connection with the remaining common shares authorized for repurchase by the Board, which was approximately 3.5 million common shares as of April 30, 2023. In accordance with the 10b5-1 Plan, our designated broker had the authority to repurchase approximately 2.4 million common shares, which commenced upon the sale of certain pet food brands on April 28, 2023, and expired 45 calendar days after the closure of the transaction. In 2024, we repurchased approximately 2.4 million common shares for $362.8 under the 10b5-1 Plan, and approximately 1.1 million common shares remain available for repurchase as of April 30, 2025. In accordance with the Inflation Reduction Act, a one percent excise tax was applied to share repurchases after December 31, 2022. As a result, an excise tax of $3.6 was accrued on the repurchased shares during 2024, and included within additional capital in our Consolidated Balance Sheet. An accrued excise tax of $6.7 was paid during 2025, which was related to the shares repurchased under the 10b5-1 Plan during 2023 and 2024.
All other share repurchases during the twelve months ended April 30, 2025 and 2024, consisted of shares repurchased from stock plan recipients in lieu of cash payments.

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

The following table presents the rollforwards of our outstanding payment obligations under the supplier financing program, which are included in accounts payable in the Consolidated Balance Sheets as of April 30, 2025 and 2024.

	2025	2024
Supplier financing program obligations outstanding at the beginning of the year	$384.9	$414.2
Invoice amounts added during the year	1,517.8	1,656.2
Invoice amounts paid during the year	(1,562.3)	(1,685.5)
Supplier financing program obligations outstanding at the end of the year	$340.4	$384.9
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2025 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls: There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are included on pages 48 and 49 of this Annual Report on Form 10-K, respectively.
Item 9B.    Other Information.
(c) Trading Plans

During 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2025. The information required by this Item as to the executive officers of the Company is incorporated herein by reference to Part I, Item 1 in this Annual Report on Form 10-K.
The information required by this Item as to the Company’s Insider Trading and Disclosure Policy is incorporated herein by reference to the information set forth under the caption “Description of Compensation Policies and Agreements with Executive Officers – Insider Trading Arrangements and Policies” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2025.
The Board has adopted a Code of Conduct, last revised June 2025, which applies to our directors, principal executive officer, and principal financial and accounting officer. The Board has adopted charters for each of the Audit, Compensation and People, and Nominating, Governance, and Corporate Responsibility Committees and has also adopted Corporate Governance Guidelines. Copies of these documents are available on our website (investors.jmsmucker.com/governance-documents).
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2025.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Corporate Governance” and “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2025.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2025.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:
See the Index to Financial Statements on page 47 of this Annual Report on Form 10-K.
(a)(2)	Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or notes thereto.
(a)(3)	Exhibits:
The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger by and among The J.M. Smucker Company, Hostess Brands, Inc. and SSF Holdings, Inc. dated as of September 10, 2023
3.1	Amended Articles of Incorporation of The J. M. Smucker Company
3.2	Amended Regulations of the J. M. Smucker Company (as Amended April 30, 2025)
4.1	Description of Capital Stock
4.2	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee
4.3	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.4	Second Supplemental Indenture, dated as of December 7, 2017, between the Company and U.S. Bank National Association, as trustee
4.5	Third Supplemental Indenture, dated as of March 9, 2020, between the Company and U.S. Bank National Association.
4.6	Fourth Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association
4.7	Fifth Supplemental Indenture, dated as of October 25, 2023, between the Company and U.S. Bank Trust Company, N.A. (as successor to U.S. Bank N.A.)
4.8	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among the administrative agents and other parties identified therein
10.1	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*
10.2	Amendment No. 1 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of June 17, 2020*
10.3	Amendment No. 2 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of June 26, 2023*
10.4	The J. M. Smucker Company Voluntary Deferred Compensation Plan, Amended and Restated as of December 1, 2012*
10.5	Amendment No. 1 to The J. M. Smucker Company Voluntary Deferred Compensation Plan, dated as of June 17, 2020*
10.6	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006*
10.7	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.8	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.9	The J. M. Smucker Company 2020 Equity and Incentive Compensation Plan*
10.10	Form of Special One-Time Grant of Restricted Stock Agreement*
10.11	Form of Restricted Stock Agreement*
10.12	Form of Deferred Stock Units Agreement*
10.13	Form of Performance Units Agreement*
10.14	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*

Exhibit Number	Exhibit Description
10.15	Form of Special One-Time Grant of Restricted Stock Agreement (4-year Cliff Vest)*
10.16	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.17	Form of Special One-Time Grant of Restricted Stock Agreement (Age 60 Vest)*
10.18	Form of Nonstatutory Stock Option Agreement*
10.19	Form of Deferred Stock Unit Agreement*
10.20	Form of Nonstatutory Stock Option Agreement*
10.21	Form of Performance Units Agreement*
10.22	Form of Restricted Stock Agreement*
10.23	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.24	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.25	Form of Nonstatutory Stock Option Agreement*
10.26	Form of Special One-Time Grant of Restricted Stock Agreement (1-year Cliff Vest)*
10.27	Form of Special One-Time Grant of Restricted Stock Agreement (2-year Ratable Vest)*
10.28	Form of Restricted Stock Agreement (2-Year Ratable Vest)*
10.29	Form of Deferred Stock Unit Agreement*
10.30	Form of Restricted Stock Agreement (3-Year Ratable Vest)*
10.31	Form of Performance Units Agreement*
10.32	Form of Deferred Stock Units Agreement*
10.33	Form of Performance Units Agreement*
10.34	Form of Restricted Stock Agreement*
10.35	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.36	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007)*
10.37	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014)*
10.38	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2021)*
10.39	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, Restated Effective May 1, 2015*
10.40	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*
10.41	Amendment No. 2 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of May 1, 2017*
10.42	Amendment No. 3 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of June 17, 2020*
10.43	The J. M. Smucker Company Restoration Plan, Amended and Restated Effective January 1, 2013*
10.44	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015*
10.45	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*
10.46	Amendment No. 3 to The J. M. Smucker Company Restoration Plan, dated as of January 1, 2017*
10.47	Amendment No. 4 to The J. M. Smucker Company Restoration Plan, dated as of June 17, 2020*
10.48	Amendment No. 5 to The J. M. Smucker Company Restoration Plan, dated as of April 16, 2025*
10.49	The J. M. Smucker Company Executive Severance Plan.
10.50	Form of Amended and Restated Change in Control Severance Agreement between the Company and the Officer party thereto*
10.51	Form of Indemnity Agreement between the Company and the Officer party thereto*
10.52	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008

Exhibit Number	Exhibit Description
10.53	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
10.54	Term Loan Credit Agreement, dated as of March 7, 2025, among the Company, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent.
10.55
Revolving Credit Agreement, dated as of March 7, 2025, among the Company, Smucker Foods of Canada Corp. and certain other subsidiaries of the Company from time to time party thereto, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent.

19	The J. M. Smucker Company Insider Trading and Disclosure Policy
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
97	The J. M. Smucker Company Clawback of Incentive Compensation Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended April 30, 2025, formatted in Inline XBRL

* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 18, 2025	The J. M. Smucker Company

/s/ Tucker H. Marshall
	By:	Tucker H. Marshall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Mark T. Smucker	Chief Executive Officer and Chair of the Board (Principal Executive Officer)	June 18, 2025
*
Tucker H. Marshall	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 18, 2025
*
Mercedes Abramo	Director	June 18, 2025
*
Tarang P. Amin	Director	June 18, 2025
*
Susan E. Chapman-Hughes	Director	June 18, 2025
*
Jay L. Henderson	Director	June 18, 2025
*
Jonathan E. Johnson III	Director	June 18, 2025
*
Kirk L. Perry	Director	June 18, 2025
*
Alex Shumate	Director	June 18, 2025
*
Jodi L. Taylor	Director	June 18, 2025
*
Dawn C. Willoughby	Director	June 18, 2025

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 18, 2025		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen Attorney-in-Fact