Form 10-Q
period 2025-07-31
J M SMUCKER Co
filed 2025-08-27
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 106,685,160 common shares outstanding on August 20, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2025	2024
Net sales	$2,113.3	$2,125.1
Cost of products sold (A)	1,638.6	1,327.9
Gross Profit	474.7	797.2
Selling, distribution, and administrative expenses	377.4	390.1
Amortization	50.2	56.0
Other special project costs (A)	6.0	7.1
Other operating expense (income) – net	(4.5)	(5.5)
Operating Income	45.6	349.5
Interest expense – net	(100.2)	(100.4)
Other income (expense) – net	(1.9)	(3.1)
Income (Loss) Before Income Taxes	(56.5)	246.0
Income tax expense (benefit)	(12.6)	61.0
Net Income (Loss)	$(43.9)	$185.0
Earnings per common share:
Net Income (Loss)	$(0.41)	$1.74
Net Income (Loss) – Assuming Dilution	$(0.41)	$1.74
(A)    Includes certain divestiture, acquisition, integration, and restructuring costs (“special project costs”). For more information, see Note 4: Special Project Costs and Note 5: Reportable Segments.
See notes to unaudited condensed consolidated financial statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2025	2024
Net income (loss)	$(43.9)	$185.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.0)	(0.6)
Cash flow hedging derivative activity, net of tax	2.4	2.6
Pension and other postretirement benefit plans activity, net of tax	0.3	0.4
Available-for-sale securities activity, net of tax	0.3	—
Total Other Comprehensive Income	2.0	2.4
Comprehensive Income (Loss)	$(41.9)	$187.4
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	July 31, 2025	April 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$39.3	$69.9
Trade receivables – net	643.2	619.0
Inventories:
Finished products	779.8	680.0
Raw materials	606.2	529.4
Total Inventory	1,386.0	1,209.4
Other current assets	333.4	248.3
Total Current Assets	2,401.9	2,146.6
Property, Plant, and Equipment
Land and land improvements	157.8	157.5
Buildings and fixtures	1,420.5	1,383.5
Machinery and equipment	3,336.7	3,257.1
Construction in progress	545.8	619.4
Gross Property, Plant, and Equipment	5,460.8	5,417.5
Accumulated depreciation	(2,413.8)	(2,337.9)
Total Property, Plant, and Equipment	3,047.0	3,079.6
Other Noncurrent Assets
Operating lease right-of-use assets	120.1	115.4
Goodwill	5,709.4	5,710.0
Other intangible assets – net	6,296.8	6,346.9
Other noncurrent assets	166.7	164.8
Total Other Noncurrent Assets	12,293.0	12,337.1
Total Assets	$17,741.9	$17,563.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,234.1	$1,288.7
Accrued trade marketing and merchandising	210.6	188.8
Short-term borrowings	951.6	640.8
Other current liabilities	557.6	533.7
Total Current Liabilities	2,953.9	2,652.0
Noncurrent Liabilities
Long-term debt	7,038.3	7,036.8
Deferred income taxes	1,573.5	1,548.6
Noncurrent operating lease liabilities	90.7	84.1
Other noncurrent liabilities	159.6	159.2
Total Noncurrent Liabilities	8,862.1	8,828.7
Total Liabilities	11,816.0	11,480.7
Shareholders’ Equity
Common shares	26.7	26.6
Additional capital	5,738.2	5,738.7
Retained income	343.5	501.8
Accumulated other comprehensive income (loss)	(182.5)	(184.5)
Total Shareholders’ Equity	5,925.9	6,082.6
Total Liabilities and Shareholders’ Equity	$17,741.9	$17,563.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2025	2024
Operating Activities
Net income (loss)	$(43.9)	$185.0
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation	85.0	73.0
Amortization	50.2	56.0
Share-based compensation expense	9.0	8.9
Deferred income tax expense (benefit)	24.0	2.6
Other noncash adjustments – net	12.7	15.1
Changes in assets and liabilities:
Trade receivables	(24.3)	1.6
Inventories	(177.3)	(99.0)
Other current assets	53.0	2.6
Accounts payable	(33.2)	(61.5)
Accrued liabilities	76.2	(60.9)
Income and other taxes	(41.1)	54.9
Other – net	(0.9)	(5.4)
Net Cash Provided by (Used for) Operating Activities	(10.6)	172.9
Investing Activities
Additions to property, plant, and equipment	(84.3)	(123.7)
Proceeds from disposal of property, plant, and equipment	12.9	—
Collateral pledged for derivative cash margin accounts	(126.7)	(48.6)
Other – net	0.2	(0.1)
Net Cash Provided by (Used for) Investing Activities	(197.9)	(172.4)
Financing Activities
Short-term borrowings (repayments) – net	300.6	96.2
Quarterly dividends paid	(114.4)	(112.1)
Purchase of treasury shares	(4.6)	(2.6)
Other – net	(3.6)	(4.5)
Net Cash Provided by (Used for) Financing Activities	178.0	(23.0)
Effect of exchange rate changes on cash	(0.1)	—
Net increase (decrease) in cash and cash equivalents	(30.6)	(22.5)
Cash and cash equivalents at beginning of period	69.9	62.0
Cash and Cash Equivalents at End of Period	$39.3	$39.5
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31, 2025
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2025	106,425,081	$26.6	$5,738.7	$501.8	$(184.5)	$6,082.6
Net income (loss)				(43.9)		(43.9)
Other comprehensive income (loss)					2.0	2.0
Comprehensive income (loss)						(41.9)
Purchase of treasury shares	(47,688)	—	(5.8)	1.2		(4.6)
Stock plans	309,721	0.1	5.3	1.1		6.5
Cash dividends declared, $1.10 per common share				(116.7)		(116.7)
Balance at July 31, 2025	106,687,114	$26.7	$5,738.2	$343.5	$(182.5)	$5,925.9

	Three Months Ended July 31, 2024
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2024	106,194,281	$26.5	$5,713.9	$2,188.1	$(234.6)	$7,693.9
Net income (loss)				185.0		185.0
Other comprehensive income (loss)					2.4	2.4
Comprehensive income (loss)						187.4
Purchase of treasury shares	(22,748)	—	(3.2)	0.6		(2.6)
Stock plans	236,997	0.1	4.5	0.8		5.4
Cash dividends declared, $1.08 per common share				(114.6)		(114.6)
Balance at July 31, 2024	106,408,530	$26.6	$5,715.2	$2,259.9	$(232.2)	$7,769.5
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
Operating results for the three months ended July 31, 2025, are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2025.
Note 2: Recently Issued Accounting Standards
Recently Adopted Accounting Standard: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. This ASU requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), other segment expenses included in each reported measure of segment profitability, and disclosure of the title and position of the CODM. We adopted the interim disclosure requirements on a retrospective basis during the first quarter of 2026, which are presented in Note 5: Reportable Segments. The annual disclosure requirements were adopted during 2025. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted: In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 will provide investors with more decision-useful information about an entity’s expenses by improving disclosures on income statement expenses. The amendments in this ASU will require public business entities to disclose disaggregated information about specific categories underlying certain income statement expense line items. It will be effective for our annual period beginning May 1, 2027, and interim periods beginning May 1, 2028, with the option to early adopt at any time prior to the effective dates on either a prospective or retrospective basis. We do not anticipate any impact to our results of operations, financial position, or cash flows upon adoption and are currently evaluating the impacts of the standard on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 will improve the transparency and decision usefulness of income tax disclosures to better assess how operations and related tax risks affect tax rates and future cash flows on an interim and annual basis. It is effective for our annual period beginning May 1, 2025, and can be adopted either on a prospective or retrospective basis. We do not anticipate any impact to our results of operations, financial position, or cash flows upon adoption and are currently evaluating the impacts of the standard on our annual disclosures.
Note 3: Divestitures
On March 3, 2025, we sold certain Sweet Baked Snacks value brands to JTM Foods, LLC (“JTM”). The transaction included certain trademarks and licenses, a manufacturing facility in Chicago, Illinois, and approximately 400 employees who supported the business. Under our ownership, these Sweet Baked Snacks value brands generated net sales of approximately $48.4 in 2025, which were included in the Sweet Baked Snacks segment. Net proceeds from the divestiture were $34.6, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $44.2 on this transaction, primarily during the third quarter of 2025.
On December 2, 2024, we sold the Voortman® business to Second Nature Brands (“Second Nature”). The transaction included products sold under the Voortman brand, inclusive of certain trademarks, a leased manufacturing facility in Burlington, Ontario, and approximately 300 employees who supported the business. Under our ownership, the Voortman business generated net sales of approximately $86.3 in 2025, which were included in the Sweet Baked Snacks segment. Net proceeds from the divestiture were $291.4, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $265.9 on this transaction, primarily during the second quarter of 2025.
Note 4: Special Project Costs
Special project costs consist primarily of employee-related costs and other transition and termination costs related to certain divestiture, acquisition, integration, and restructuring activities. Employee-related costs include severance, retention bonuses, and relocation costs. Severance costs are generally recognized when deemed probable and reasonably estimable, retention bonuses are recognized over the estimated future service period of the impacted employees, and relocation costs are expensed as incurred. Other transition and termination costs include fixed asset-related charges, contract and lease termination costs, professional fees, and other miscellaneous expenditures associated with divestiture, acquisition, integration, and restructuring activities. With the exception of accelerated depreciation, these costs are expensed as incurred. These special project costs are reported in cost of products sold, other special project costs, and other income (expense) – net in the Condensed Statements of Consolidated Income (Loss) and are not allocated to segment profit. The obligation related to employee separation costs is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Divestiture Costs: Total divestiture costs incurred to date related to the Sahale Snacks and Canada condiment businesses that were divested in 2024 were $6.4, which included $4.3 and $2.1 of employee-related and other transition and termination costs, respectively, all of which were cash charges. We did not incur any divestiture costs during the three months ended July 31, 2025, and incurred divestiture costs of $0.3 during the three months ended July 31, 2024, primarily consisting of employee-related costs. We do not anticipate any additional costs to be incurred related to these divestiture activities. The obligation related to severance and retention bonuses was fully satisfied as of April 30, 2025.
Furthermore, we identified opportunities to address certain distribution inefficiencies, as a result of these divestitures. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026. We have recognized total cumulative costs of $6.8, of which $0.3 and $0.1 were recognized during the three months ended July 31, 2025 and 2024, respectively, primarily consisting of other transition and termination costs.
Integration Costs: On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, Inc. (“Hostess Brands”), a manufacturer and marketer of sweet baked goods brands. Total integration costs related to the acquisition are anticipated to be approximately $190.0 and include transaction costs, employee-related costs, and other transition and termination charges.
The following table summarizes our integration costs incurred related to the acquisition of Hostess Brands.

	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024	Total Costs Incurred to Date at July 31, 2025
Transaction costs	$—	$—	$99.0
Employee-related costs	0.3	2.6	43.3
Other transition and termination costs	0.1	9.4	43.0
Total integration costs	$0.4	$12.0	$185.3
Cumulative noncash charges incurred through July 31, 2025, were $15.4 and primarily consisted of accelerated depreciation. We did not incur noncash charges during the three months ended July 31, 2025, and incurred $5.6 during the three months ended July 31, 2024. Transaction costs primarily reflect equity compensation payouts, legal fees, and fees related to a 364-day senior unsecured Bridge Term Loan Credit Facility that provided committed financing for the acquisition of Hostess Brands. Other transition and termination costs primarily consist of contract termination charges, accelerated depreciation, and consulting fees. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs. The obligation related to severance and retention bonuses was $3.8 and $6.2 at July 31, 2025, and April 30, 2025, respectively.
Restructuring Costs: On May 27, 2025, we announced plans to close our Indianapolis, Indiana manufacturing facility, which manufactures Hostess branded products, and consolidate operations into other existing facilities by early calendar year 2026 to further optimize operations for our Sweet Baked Snacks segment. We anticipate incurring approximately $75.0 of costs related to these efforts, consisting of $60.0 in noncash charges for accelerated depreciation and $15.0 in employee-related and other transition and termination costs. We have recognized total cumulative costs of $20.7, which included $4.2 and $16.5 of employee-related and other transition and termination costs, respectively, during the three months ended July 31, 2025.

Noncash charges of $15.4 were included in other transition and termination costs and consisted of accelerated depreciation. The obligation related to severance and retention bonuses was $4.2 at July 31, 2025.
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
Reportable segments have been identified based on financial data utilized to manage our businesses by our CODMs. The CODMs use net sales and segment profit to evaluate segment performance and allocate resources, including consideration of plan-to-actual variances and prior year-to-actual variances on a monthly basis. Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which the CODMs manage our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as amortization expense and impairment charges related to intangible assets, gains and losses on divestitures, the net change in cumulative unallocated gains and losses on commodity and foreign currency exchange derivative activities (“change in net cumulative unallocated derivative gains and losses”), special project costs, as well as corporate administrative expenses.
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
The following tables reconcile segment profit to income (loss) before income taxes.

	Three Months Ended July 31, 2025
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$717.2	$484.7	$368.0	$253.2	$290.2	$2,113.3
Segment cost of products sold (A)	498.9	299.3	204.8	176.8	190.3
Segment selling and distribution expenses (B)	84.0	70.8	66.8	41.2	35.4
Other segment items (C)	0.1	0.3	(4.9)	1.0	(1.0)
Segment profit	$134.2	$114.3	$101.3	$34.2	$65.5	$449.5
Reconciliation of segment profit:
Amortization						(50.2)
Interest expense – net						(100.2)
Change in net cumulative unallocated derivative gains and losses						(253.1)
Cost of products sold – special project costs (D)						(15.4)
Other special project costs (D)						(6.0)
Corporate administrative expenses						(79.2)
Other income (expense) – net						(1.9)
Income (loss) before income taxes						$(56.5)

	Three Months Ended July 31, 2024
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$623.4	$496.8	$399.7	$333.7	$271.5	$2,125.1
Segment cost of products sold (A)	372.9	307.2	218.7	210.4	183.4
Segment selling and distribution expenses (B)	77.8	70.6	69.9	49.6	40.3
Other segment items (C)	0.1	—	(4.2)	(0.7)	(0.8)
Segment profit	$172.6	$119.0	$115.3	$74.4	$48.6	$529.9
Reconciliation of segment profit:
Amortization						(56.0)
Interest expense – net						(100.4)
Change in net cumulative unallocated derivative gains and losses						(30.0)
Cost of products sold – special project costs (D)						(5.3)
Other special project costs (D)						(7.1)
Corporate administrative expenses						(82.0)
Other income (expense) – net						(3.1)
Income (loss) before income taxes						$246.0
(A)     Segment cost of products sold excludes special project costs related to certain divestiture, acquisition, integration, and restructuring activities and the change in net cumulative unallocated derivative gains and losses. For more information, see Note 4: Special Project Costs and Note 9: Derivative Financial Instruments.
(B)    Segment selling and distribution expenses excludes corporate administrative expenses and special project costs that are not allocated to the segments.
(C)    Other segment items primarily reflects the loss (gain) on disposal of assets, plant administrative expenses, equity method investment income, and royalty income.
(D)    Includes special project costs related to certain divestiture, acquisition, integration, and restructuring activities. For more information, see Note 4: Special Project Costs.

The following tables present total assets; total depreciation, amortization, and impairment charges; and total additions to property, plant, and equipment by segment.

	July 31, 2025	April 30, 2025
Assets:
U.S. Retail Coffee	$4,845.2	$4,927.8
U.S. Retail Frozen Handheld and Spreads	3,322.9	3,263.1
U.S. Retail Pet Foods	4,675.8	4,679.3
Sweet Baked Snacks	3,384.6	3,394.9
International and Away From Home	1,236.5	1,037.1
Unallocated (A)	276.9	261.1
Total assets	$17,741.9	$17,563.3

	Three Months Ended July 31,
	2025	2024
Depreciation, amortization, and impairment charges:
U.S. Retail Coffee	$24.4	$24.4
U.S. Retail Frozen Handheld and Spreads	25.1	20.6
U.S. Retail Pet Foods	30.3	30.0
Sweet Baked Snacks	21.9	29.9
International and Away From Home	10.2	9.0
Unallocated (B)	23.3	15.1
Total depreciation, amortization, and impairment charges	$135.2	$129.0
Additions to property, plant, and equipment:
U.S. Retail Coffee	$11.5	$23.4
U.S. Retail Frozen Handheld and Spreads	40.1	48.8
U.S. Retail Pet Foods	11.4	24.2
Sweet Baked Snacks	10.2	13.2
International and Away From Home	11.1	14.1
Total additions to property, plant, and equipment	$84.3	$123.7
(A)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(B)Primarily represents unallocated accelerated depreciation related to restructuring activities and corporate administrative expenses, mainly consisting of depreciation and software amortization.
The following table presents certain geographical information.

	Three Months Ended July 31,
	2025	2024
Net sales:
United States	$2,009.4	$2,015.4
International:
Canada	$70.7	$81.4
All other international	33.2	28.3
Total international	$103.9	$109.7
Total net sales	$2,113.3	$2,125.1

The following table presents product category information.

	Three Months Ended July 31,
	2025	2024	Primary Reportable Segment (A)
Coffee	$816.1	$711.9	U.S. Retail Coffee
Sweet baked goods	253.2	296.6	Sweet Baked Snacks
Frozen handheld	244.1	222.6	U.S. Retail Frozen Handheld and Spreads
Peanut butter	207.0	218.6	U.S. Retail Frozen Handheld and Spreads
Pet snacks	203.4	226.8	U.S. Retail Pet Foods
Cat food	179.3	183.1	U.S. Retail Pet Foods
Fruit spreads	95.3	106.5	U.S. Retail Frozen Handheld and Spreads
Portion control	50.4	54.1	Other (B)
Toppings and syrups	29.7	28.3	U.S. Retail Frozen Handheld and Spreads
Baking mixes and ingredients	14.5	14.2	Other (B)
Cookies	—	37.1	Sweet Baked Snacks
Other	20.3	25.3	Other (B)
Total net sales	$2,113.3	$2,125.1
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.
Note 6: Earnings per Share
We computed net income (loss) per common share (“basic earnings per share”) under the two-class method for the three months ended July 31, 2025 and 2024, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. Further, we computed net income (loss) per common share – assuming dilution (“diluted earnings per share”) under the two-class and treasury stock methods to determine the method that was most dilutive, in accordance with FASB Accounting Standards Codification 260, Earnings Per Share. For the three months ended July 31, 2025, we recognized a net loss and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share. For the three months ended July 31, 2024, the computation of diluted earnings per share was more dilutive under the treasury stock method, as compared to the two-class method. Therefore, the treasury stock method was used.
The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	Three Months Ended July 31,
	2025	2024
Net income (loss)	$(43.9)	$185.0
Less: Net income (loss) allocated to participating securities	—	—
Net income (loss) allocated to common stockholders	$(43.9)	$185.0
Weighted-average common shares outstanding	106.6	106.3
Add: Dilutive effect of stock options	—	—
Weighted-average common shares outstanding – assuming dilution	106.6	106.3
Net income (loss) per common share	$(0.41)	$1.74
Net income (loss) per common share – assuming dilution	$(0.41)	$1.74

The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Three Months Ended July 31,
	2025	2024
Net income (loss)	$(43.9)	$185.0
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.6	106.3
Add: Dilutive effect of stock options	—	—
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	—	0.2
Weighted-average common shares outstanding – assuming dilution	106.6	106.5
Net income (loss) per common share – assuming dilution	$(0.41)	$1.74
Note 7: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	July 31, 2025		April 30, 2025
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.38% Senior Notes due December 15, 2027	$500.0	$499.0	$500.0	$498.9
5.90% Senior Notes due November 15, 2028	750.0	746.0	750.0	745.7
2.38% Senior Notes due March 15, 2030	500.0	497.8	500.0	497.7
2.13% Senior Notes due March 15, 2032	364.5	361.5	364.5	361.3
6.20% Senior Notes due November 15, 2033	1,000.0	992.6	1,000.0	992.4
4.25% Senior Notes due March 15, 2035	650.0	646.0	650.0	645.9
2.75% Senior Notes due September 15, 2041	177.5	176.1	177.5	176.1
6.50% Senior Notes due November 15, 2043	750.0	737.3	750.0	737.2
4.38% Senior Notes due March 15, 2045	600.0	589.4	600.0	589.2
3.55% Senior Notes due March 15, 2050	161.2	159.3	161.2	159.3
6.50% Senior Notes due November 15, 2053	1,000.0	983.4	1,000.0	983.2
Term Loan Credit Agreement due March 5, 2027	650.0	649.9	650.0	649.9
Total long-term debt	$7,103.2	$7,038.3	$7,103.2	$7,036.8
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
In March 2025, we entered into a $650.0 senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”). Borrowings under the Term Loan bear interest on the prevailing Secured Overnight Financing Rate (“SOFR”) and are payable at the end of the borrowing term. The Term Loan matures on March 5, 2027, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. On March 14, 2025, the full amount was drawn on the Term Loan to partially finance the repayment of $1.0 billion in principal of our 3.50% Senior Notes due March 15, 2025. Capitalized debt issuance costs associated with the Term Loan will be amortized to interest expense – net in the Condensed Statements of Consolidated Income (Loss) over the time period for which the debt is outstanding. As of July 31, 2025, the interest rate on the Term Loan was 5.44 percent.
We have available a $2.0 billion unsecured revolving credit facility with a group of ten banks that matures in March 2030. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, SOFR, Euro Interbank Offered Rate, or Canadian Overnight Repo Rate Average, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility as of July 31, 2025, or April 30, 2025.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2025, and April 30, 2025, we had $952.0 and $641.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 4.65 and 4.73 percent, respectively.

Interest paid totaled $137.4 and $140.9 for the three months ended July 31, 2025 and 2024, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and the payment of other debt fees.

Our debt instruments contain covenant restrictions, including an interest coverage ratio. As of July 31, 2025, we are in compliance with all covenants.
Note 8: Pensions and Other Postretirement Benefits
The following table summarizes our net periodic benefit cost for defined benefit pension and other postretirement benefit plans.

	Three Months Ended July 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2025	2024	2025	2024
Service cost	$0.2	$0.1	$0.2	$0.2
Interest cost	3.8	4.4	0.6	0.7
Expected return on plan assets	(3.4)	(3.1)	—	—
Amortization of net actuarial loss (gain)	1.0	1.1	(0.5)	(0.5)
Amortization of prior service cost (credit)	—	0.1	(0.1)	(0.2)
Net periodic benefit cost	$1.6	$2.6	$0.2	$0.2

We made direct benefit payments of $0.7 for both the three months ended July 31, 2025 and 2024.
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

The following table presents the gross notional value of outstanding derivative contracts.

	July 31, 2025	April 30, 2025
Commodity contracts	$1,866.4	$1,698.1
Foreign currency exchange contracts	125.8	122.4
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2025
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$24.7	$142.3	$—	$—
Foreign currency exchange contracts	1.2	0.7	—	—
Total derivative instruments	$25.9	$143.0	$—	$—

	April 30, 2025
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$81.5	$18.7	$—	$—
Foreign currency exchange contracts	0.8	1.5	—	—
Total derivative instruments	$82.3	$20.2	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $164.2 and $37.5 at July 31, 2025, and April 30, 2025, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin accounts is included within investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold in the Condensed Statements of Consolidated Income (Loss) on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2025	2024
Derivative gains (losses) on commodity contracts	$(227.7)	$(30.0)
Derivative gains (losses) on foreign currency exchange contracts	0.6	0.2
Total derivative gains (losses) recognized in cost of products sold	$(227.1)	$(29.8)
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

The following table presents the net change in cumulative unallocated derivative gains and losses.

	Three Months Ended July 31,
	2025	2024
Net derivative gains (losses) recognized and classified as unallocated	$(227.1)	$(29.8)
Less: Net derivative gains (losses) reclassified to segment operating profit	26.0	0.2
Change in net cumulative unallocated derivative gains and losses	$(253.1)	$(30.0)
As of July 31, 2025, the net cumulative unallocated derivative losses were $172.3, and at April 30, 2025, the net cumulative unallocated derivative gains were $80.8.
Cash Flow Hedges
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended July 31,
	2025	2024
Gains (losses) recognized in other comprehensive income (loss)	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.1)	(3.4)
Change in accumulated other comprehensive income (loss)	$3.1	$3.4
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income (Loss) was $100.2 and $100.4 for the three months ended July 31, 2025 and 2024, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.
Included as a component of accumulated other comprehensive income (loss) at July 31, 2025, and April 30, 2025, were deferred net pre-tax losses of $114.3 and $117.4, respectively, related to the terminated interest rate contracts associated with the Senior Notes due March 15, 2030 and March 15, 2050, which were terminated in 2020. The related net tax benefit recognized in accumulated other comprehensive income (loss) at July 31, 2025, and April 30, 2025, was $26.6 and $27.3, respectively. Approximately $12.5 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2025		April 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$20.1	$20.1	$20.0	$20.0
Derivative financial instruments – net	(117.1)	(117.1)	62.1	62.1
Total long-term debt	(7,038.3)	(6,987.6)	(7,036.8)	(7,242.0)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2025
Marketable securities and other investments: (A)
Equity mutual funds	$3.9	$—	$—	$3.9
Municipal obligations	—	15.9	—	15.9
Money market funds	0.3	—	—	0.3
Derivative financial instruments: (B)
Commodity contracts – net	(117.6)	—	—	(117.6)
Foreign currency exchange contracts – net	0.1	0.4	—	0.5
Total long-term debt (C)	(6,286.9)	(700.7)	—	(6,987.6)
Total financial instruments measured at fair value	$(6,400.2)	$(684.4)	$—	$(7,084.6)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2025
Marketable securities and other investments: (A)
Equity mutual funds	$4.0	$—	$—	$4.0
Municipal obligations	—	15.8	—	15.8
Money market funds	0.2	—	—	0.2
Derivative financial instruments: (B)
Commodity contracts – net	62.8	—	—	62.8
Foreign currency exchange contracts – net	—	(0.7)	—	(0.7)
Total long-term debt (C)	(6,532.5)	(709.5)	—	(7,242.0)
Total financial instruments measured at fair value	$(6,465.5)	$(694.4)	$—	$(7,159.9)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2025, our municipal obligations are scheduled to mature as follows: $0.9 in 2026, $3.9 in 2027, $0.4 in 2028, $3.3 in 2029, $0.9 in 2030, and the remaining $6.5 in 2031 and beyond.
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
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2025	April 30, 2025
Operating lease right-of-use assets	$120.1	$115.4
Operating lease liabilities:
Current operating lease liabilities	$35.6	$37.5
Noncurrent operating lease liabilities	90.7	84.1
Total operating lease liabilities	$126.3	$121.6

Finance lease right-of-use assets:
Machinery and equipment	$25.4	$25.4
Accumulated depreciation	(14.3)	(13.5)
Total property, plant, and equipment	$11.1	$11.9
Finance lease liabilities:
Other current liabilities	$3.2	$3.3
Other noncurrent liabilities	8.5	9.2
Total finance lease liabilities	$11.7	$12.5
The following table summarizes the components of lease expense.

	Three Months Ended July 31,
	2025	2024
Operating lease cost	$12.4	$12.5
Finance lease cost:
Amortization of right-of-use assets	0.9	0.8
Interest on lease liabilities	0.2	0.2
Variable lease cost	5.9	6.5
Short-term lease cost	10.3	11.2
Total lease cost (A)	$29.7	$31.2
(A)Total lease cost does not include sublease income which is immaterial for all years presented.
The following table sets forth cash flow and noncash information related to leases.

	Three Months Ended July 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.3	$12.3
Operating cash flows from finance leases	0.2	0.1
Financing cash flows from finance leases	1.1	1.1
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	15.7	1.1
Finance leases	0.1	2.5

The following table summarizes the maturity of our lease liabilities by fiscal year.

	July 31, 2025
	Operating Leases	Finance Leases
2026 (remainder of the year)	$32.9	$2.8
2027	24.5	3.5
2028	15.2	3.3
2029	13.3	1.9
2030	12.8	0.7
2031 and beyond	50.0	0.7
Total undiscounted minimum lease payments	$148.7	$12.9
Less: Imputed interest	22.4	1.2
Lease liabilities	$126.3	$11.7
The following table sets forth the weighted average remaining lease term and discount rate.

	July 31, 2025	April 30, 2025
Weighted average remaining lease term (in years):
Operating leases	6.4	6.1
Finance leases	3.9	4.0

Weighted average discount rate:
Operating leases	4.8%	4.6%
Finance leases	5.0%	5.0%
Note 12: Income Taxes

The effective income tax rates for the three months ended July 31, 2025 and 2024, were 22.3 and 24.8 percent, respectively. During the three months ended July 31, 2025 and 2024, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to state income taxes.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $1.1, primarily as a result of the expiration of statute of limitation periods.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “Act”). The corporate tax changes included in the Act did not have a material impact on our effective income tax rate during the three months ended July 31, 2025, and we do not anticipate a material impact on our effective income tax rate in future periods. The Act’s provisions for accelerated tax deductions will reduce our cash income tax requirements for the current year.

Note 13: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income (loss), are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2025	$(41.7)	$(90.1)	$(53.2)	$0.5	$(184.5)
Reclassification adjustments	—	3.1	0.4	—	3.5
Current period credit (charge)	(1.0)	—	—	0.4	(0.6)
Income tax benefit (expense)	—	(0.7)	(0.1)	(0.1)	(0.9)
Balance at July 31, 2025	$(42.7)	$(87.7)	$(52.9)	$0.8	$(182.5)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2024	$(39.2)	$(143.1)	$(53.4)	$1.1	$(234.6)
Reclassification adjustments	—	3.4	0.5	—	3.9
Current period credit (charge)	(0.6)	—	—	—	(0.6)
Income tax benefit (expense)	—	(0.8)	(0.1)	—	(0.9)
Balance at July 31, 2024	$(39.8)	$(140.5)	$(53.0)	$1.1	$(232.2)
(A)The reclassification from accumulated other comprehensive income (loss) is primarily composed of deferred gains (losses) related to terminated interest rate contracts which were reclassified to interest expense – net. For additional information, see Note 9: Derivative Financial Instruments.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of amortization of net losses and prior service costs. For additional information, see Note 8: Pensions and Other Postretirement Benefits.
Note 14: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2025. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2025, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
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
Note 15: Common Shares
The following table sets forth common share information.

	July 31, 2025	April 30, 2025
Common shares authorized	300.0	300.0
Common shares outstanding	106.7	106.4
Treasury shares	43.8	44.1
Repurchase Program: During the three months ended July 31, 2025 and 2024, we did not repurchase any common shares under a repurchase plan authorized by the Board of Directors (the “Board”). The shares repurchased during the three months ended July 31, 2025 and 2024, consisted of shares repurchased from stock plan recipients in lieu of cash payments. As of July 31, 2025, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations.
Note 16: Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Condensed Statements of Consolidated Cash Flows. Included in accounts payable in the Condensed Consolidated Balance Sheets as of July 31, 2025, and April 30, 2025, were $324.5 and $340.4 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers. During the first three months of 2026 and 2025, we paid $340.9 and $422.6, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three months ended July 31, 2025 and 2024. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
On March 3, 2025, we sold certain Sweet Baked Snacks value brands to JTM. The transaction included certain trademarks and licenses, a manufacturing facility in Chicago, Illinois, and approximately 400 employees who supported the business. Under our ownership, these Sweet Baked Snacks value brands generated net sales of approximately $48.4 in 2025, which were included in in the Sweet Baked Snacks segment. Net proceeds from the divestiture were $34.6, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $44.2 on this transaction, primarily during the third quarter of 2025.
On December 2, 2024, we sold the Voortman business to Second Nature. The transaction included products sold under the Voortman brand, inclusive of certain trademarks, a leased manufacturing facility in Burlington, Ontario, and approximately 300 employees who supported the business. Under our ownership, the Voortman business generated net sales of approximately $86.3 in 2025, respectively, which were included in the Sweet Baked Snacks segment. Net proceeds from the divestiture were $291.4, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $265.9 on this transaction, primarily during the second quarter of 2025.
For additional information, see Note 3: Divestitures.
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
Trends Affecting our Business
During the first three months of 2026, we continued to experience input cost inflation and a dynamic macroeconomic environment, inclusive of tariffs, regulatory and policy changes, and changes in consumer behaviors, which we anticipate will persist through the remainder of 2026. Further, the higher costs have required price increases across our business, and we anticipate the price elasticity of demand could remain elevated during 2026 as consumers continue to experience broader inflationary pressures and are selective in their spending. In response to the inflationary pressures, we continue to focus on the delivery of our company-wide transformation initiative to deliberately translate our continuous improvement mindset into sustainable productivity initiatives in order to grow our profit margins and reinvest in the Company to enable future growth and cost savings.

In addition, it is possible significant disruptions in our supply chain could occur if certain geopolitical events continue to impact markets around the world, including the impact of potential shipping delays due to supply and demand imbalances, as well as labor shortages and tariffs. We also continue to work closely with our customers and external business partners, taking additional actions to ensure safety and business continuity and to maximize product availability. We have maintained production at all our facilities and availability of appointments at distribution centers. Furthermore, we have implemented measures to manage order volumes to ensure a consistent supply across our retail partners during periods of high demand. However, to the extent that high demand levels or supply chain disruptions delay order fulfillment, we may experience volume loss and elevated penalties. Although we do not have any operations in Russia, Ukraine, Israel, Palestine, China, or Taiwan, we continue to monitor the environment for any significant escalation or expansion of economic or supply chain disruptions, including broader inflationary costs and the impact of tariffs, as well as regional or global economic recessions.

Overall, broad-based supply chain disruptions and the impact of inflation remain uncertain. We will continue to evaluate the nature and extent to which supply chain disruptions and inflation will impact our business, supply chain, including labor availability and attrition, results of operations, financial condition, and liquidity.

Results of Operations

	Three Months Ended July 31,
	2025	2024	% Increase (Decrease)
Net sales	$2,113.3	$2,125.1	(1)%
Gross profit	$474.7	$797.2	(40)
% of net sales	22.5%	37.5%
Operating income	$45.6	$349.5	(87)
% of net sales	2.2%	16.4%
Net income (loss):
Net income (loss)	$(43.9)	$185.0	(124)
Net income (loss) per common share – assuming dilution	$(0.41)	$1.74	(124)
Adjusted gross profit (A)	$743.2	$832.5	(11)
% of net sales	35.2%	39.2%
Adjusted operating income (A)	$370.3	$447.9	(17)
% of net sales	17.5%	21.1%
Adjusted income: (A)
Income	$203.4	$259.5	(22)
Earnings per share – assuming dilution	$1.90	$2.44	(22)
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended July 31,
	2025		2024	Increase (Decrease)	%
Net sales	$2,113.3		$2,125.1	$(11.8)	(1)%
Sweet Baked Snacks value brands divestiture	—		(15.7)	15.7	1
Voortman divestiture	—	0	(37.1)	37.1	2
Foreign currency exchange	0.2		—	0.2	—
Net sales excluding divestitures and foreign currency exchange (A)	$2,113.5		$2,072.3	$41.2	2%
Amounts may not add due to rounding.
(A)     Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the first three months of 2026 decreased $11.8, or 1 percent, which includes $52.8 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $41.2, or 2 percent. Net price realization contributed 6 percentage points to net sales, primarily driven by higher net pricing for coffee, partially offset by lower net pricing for peanut butter. Volume/mix decreased net sales by 4 percentage points, primarily driven by decreases for coffee, dog snacks, sweet baked goods, and fruit spreads and lower contract manufacturing sales related to the divested pet food brands, partially offset by an increase for Uncrustables sandwiches.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2025	2024
Gross profit	22.5%	37.5%
Selling, distribution, and administrative expenses:
Marketing	5.6%	5.1%
Selling	3.4	3.6
Distribution	3.3	3.4
General and administrative	5.6	6.3
Total selling, distribution, and administrative expenses	17.9%	18.4%
Amortization	2.4	2.6
Other special project costs	0.3	0.3
Other operating expense (income) – net	(0.2)	(0.3)
Operating income	2.2%	16.4%
Amounts may not add due to rounding.
Gross profit decreased $322.5, or 40 percent, in the first three months of 2026, primarily driven by higher commodity costs, inclusive of the net unfavorable impact of derivative gains and losses, as well as unfavorable volume/mix and the noncomparable impact of divestitures, partially offset by higher net price realization.
Operating income decreased $303.9, or 87 percent, primarily reflecting the decrease in gross profit, partially offset by a decrease in selling, distribution, and administrative (“SD&A”) expenses and lower amortization expense.
Our non-GAAP financial measures are adjusted to exclude amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $89.3, or 11 percent, as compared to the prior year, reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses and special project costs as compared to GAAP gross profit. Adjusted operating income decreased $77.6, or 17 percent, as compared to the prior year, further reflecting the exclusion of amortization expense and other special project costs.
Interest Expense
Net interest expense was comparable to the prior year. For additional information, refer to Note 7: Debt and Financing Arrangements.
Income Taxes
Income taxes decreased $73.6, or 121 percent, during the three months ended July 31, 2025, primarily due to the loss before income taxes resulting in an income tax benefit in the current year. During both the current and prior years, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to state income taxes. We anticipate a full-year effective income tax rate for 2026 to be approximately 24.0 percent. For additional information, refer to Note 12: Income Taxes.
Special Project Costs
Divestiture Costs: Total divestiture costs incurred to date related to the Sahale Snacks and Canada condiment businesses that were divested in 2024 were $6.4, which included $4.3 and $2.1 of employee-related and other transition and termination costs, respectively, all of which were cash charges. We did not incur any divestiture costs during the three months ended July 31, 2025, and incurred divestiture costs of $0.3 during the three months ended July 31, 2024, primarily consisting of employee-related costs. We do not anticipate any additional costs to be incurred related to these divestiture activities.
Furthermore, we identified opportunities to address certain distribution inefficiencies, as a result of these divestitures. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026. We have recognized total cumulative costs of $6.8, of which $0.3 and $0.1 were recognized during the three months ended July 31, 2025 and 2024, respectively, primarily consisting of other transition and termination costs.

Integration Costs: On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, a manufacturer and marketer of sweet baked goods brands. Total integration costs related to the acquisition are anticipated to be approximately $190.0 and include transaction costs, employee-related costs, and other transition and termination charges. We have recognized total cumulative integration costs of $185.3, of which $0.4 and $12.0 were recognized during the three months ended July 31, 2025 and 2024, respectively. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs.
Restructuring Costs: On May 27, 2025, we announced plans to close our Indianapolis, Indiana manufacturing facility, which manufactures Hostess branded products, and consolidate operations into other existing facilities by early calendar year 2026 to further optimize operations for our Sweet Baked Snacks segment. We anticipate incurring approximately $75.0 of costs related to these efforts, consisting of $60.0 in noncash charges for accelerated depreciation and $15.0 in employee-related and other transition and termination costs. We have recognized total cumulative costs of $20.7, which included $4.2 and $16.5 of employee-related and other transition and termination costs, respectively, during the three months ended July 31, 2025.

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

	Three Months Ended July 31,
	2025	2024	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$717.2	$623.4	15%
U.S. Retail Frozen Handheld and Spreads	484.7	496.8	(2)
U.S. Retail Pet Foods	368.0	399.7	(8)
Sweet Baked Snacks	253.2	333.7	(24)
International and Away From Home	290.2	271.5	7
Segment profit:
U.S. Retail Coffee	$134.2	$172.6	(22)%
U.S. Retail Frozen Handheld and Spreads	114.3	119.0	(4)
U.S. Retail Pet Foods	101.3	115.3	(12)
Sweet Baked Snacks	34.2	74.4	(54)
International and Away From Home	65.5	48.6	35
Segment profit margin:
U.S. Retail Coffee	18.7%	27.7%
U.S. Retail Frozen Handheld and Spreads	23.6	24.0
U.S. Retail Pet Foods	27.5	28.8
Sweet Baked Snacks	13.5	22.3
International and Away From Home	22.6	17.9

U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $93.8 in the first three months of 2026. Net price realization increased net sales by 18 percentage points, primarily driven by higher net pricing across the portfolio. Volume/mix decreased net sales by 2 percentage points, primarily reflecting decreases for the Dunkin’ and Folgers brands, partially offset by an increase for the Café Bustelo brand. Segment profit decreased $38.4, primarily reflecting higher commodity costs, unfavorable volume/mix, and higher marketing spend, partially offset by higher net price realization.
U.S. Retail Frozen Handheld and Spreads
The U.S. Retail Frozen Handheld and Spreads segment net sales decreased $12.1 in the first three months of 2026. Volume/mix decreased net sales by 2 percentage points, primarily reflecting decreases for peanut butter and fruit spreads, partially offset by an increase for Uncrustables sandwiches. Net price realization decreased net sales by 1 percentage point, reflecting higher trade spend for peanut butter, partially offset by higher net pricing for Uncrustables sandwiches. Segment profit decreased $4.7, primarily driven by higher marketing spend and unfavorable volume/mix, partially offset by lower pre-production expenses related to the new Uncrustables sandwiches manufacturing facility.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $31.7 in the first three months of 2026. Volume/mix decreased net sales by 8 percentage points, primarily reflecting a decrease for dog snacks and lower contract manufacturing sales related to the divested pet food brands. Net price realization was neutral to net sales. Segment profit decreased $14.0, primarily reflecting unfavorable volume/mix and higher costs, partially offset by lower marketing spend.
Sweet Baked Snacks
The Sweet Baked Snacks segment net sales decreased $80.5 in the first three months of 2026, inclusive of the impact of $52.8 of noncomparable net sales in the prior year related to the divested Voortman business and certain Sweet Baked Snacks value brands. Excluding the noncomparable impact of the divestitures, net sales decreased $27.7, or 10 percent. Volume/mix decreased net sales by 8 percentage points, primarily reflecting a decrease for snack cakes. Net price realization decreased net sales by 2 percentage points, primarily reflecting lower net pricing for snack cakes. Segment profit decreased $40.2 during the three months ended July 31, 2025, primarily reflecting the impact of noncomparable segment profit in the prior year related to the divested businesses, unfavorable volume/mix, and higher costs.
International and Away From Home
International and Away From Home net sales increased $18.7 in the first three months of 2026, including $0.2 of unfavorable foreign currency exchange. Excluding the noncomparable impact of foreign currency exchange, net sales increased $18.9, or 7 percent. Net price realization contributed 9 percentage points to net sales, primarily driven by higher net pricing for coffee and portion control products. Volume/mix decreased net sales by 2 percentage points, primarily reflecting decreases for coffee and fruit spreads, partially offset by an increase for Uncrustables sandwiches. Segment profit increased $16.9, primarily driven by higher net price realization and lower SD&A expenses, partially offset by higher costs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $39.3 at July 31, 2025, compared to $69.9 at April 30, 2025.
The following table presents selected cash flow information.

	Three Months Ended July 31,
	2025	2024
Net cash provided by (used for) operating activities	$(10.6)	$172.9
Net cash provided by (used for) investing activities	(197.9)	(172.4)
Net cash provided by (used for) financing activities	178.0	(23.0)

Net cash provided by (used for) operating activities	$(10.6)	$172.9
Additions to property, plant, and equipment	(84.3)	(123.7)
Free cash flow (A)	$(94.9)	$49.2
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $183.5 increase in cash used for operating activities in the first three months of 2026 was primarily driven by lower net income (loss) and the related impacts to income and other taxes, partially offset by lower working capital requirements in 2026. The cash required to fund working capital decreased compared to the prior year, primarily driven by the timing of settling our derivative instruments, partially offset by an increase in cash used for inventories, reflecting higher inventory levels and input cost inflation in the current year.
Cash used for investing activities in the first three months of 2026 consisted primarily of an increase of $126.7 in our derivative cash margin account balances and $84.3 in capital expenditures, primarily reflecting plant maintenance and improvement of our facilities. Cash used for investing activities in the first three months of 2025 consisted primarily of $123.7 in capital expenditures, reflecting our investments in the new Uncrustables sandwiches manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities. The use of cash for 2025 also included an increase of $48.6 in our derivative cash margin account balances.
Cash provided by financing activities in the first three months of 2026 consisted primarily of a net increase in short-term borrowings of $300.6, partially offset by dividend payments of $114.4. Cash used for financing activities in the first three months of 2025 consisted primarily of dividend payments of $112.1, partially offset by a net increase in short-term borrowings of $96.2.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of July 31, 2025, and April 30, 2025, $324.5 and $340.4 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first three months of 2026 and 2025, we paid $340.9 and $422.6, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2025. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2025, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
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
Capital Resources
The following table presents our capital structure.

	July 31, 2025	April 30, 2025
Short-term borrowings	$951.6	$640.8
Long-term debt	7,038.3	7,036.8
Total debt	$7,989.9	$7,677.6
Shareholders’ equity	5,925.9	6,082.6
Total capital	$13,915.8	$13,760.2
We have available a $2.0 billion unsecured revolving credit facility with a group of ten banks that matures in March 2030. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2025, we had $952.0 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 4.65 percent.
We are in compliance with all our debt covenants as of July 31, 2025, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.

Dividend payments were $114.4 and $112.1 in the first three months of 2026 and 2025, respectively, and dividends declared per share were $1.10 and $1.08 in the first three months of 2026 and 2025, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income (loss), financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
During the three months ended July 31, 2025, we did not repurchase any common shares under a repurchase plan authorized by the Board. The shares repurchased during the three months ended July 31, 2025 and 2024, consisted of shares repurchased from stock plan recipients in lieu of cash payments. As of July 31, 2025, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
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
As of July 31, 2025, total cash and cash equivalents of $34.8 was held by our foreign subsidiaries, primarily in Canada. We have not repatriated foreign cash to the U.S. during the first three months of 2026.
Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
As of July 31, 2025, there were no material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2025.
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

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income (loss) before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results can significantly impact our adjusted effective income tax rate.

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

	Three Months Ended July 31,
	2025	2024
Gross profit reconciliation:
Gross profit	$474.7	$797.2
Change in net cumulative unallocated derivative gains and losses	253.1	30.0
Cost of products sold – special project costs	15.4	5.3
Adjusted gross profit	$743.2	$832.5
Operating income reconciliation:
Operating income	$45.6	$349.5
Amortization	50.2	56.0
Change in net cumulative unallocated derivative gains and losses	253.1	30.0
Cost of products sold – special project costs	15.4	5.3
Other special project costs	6.0	7.1
Adjusted operating income	$370.3	$447.9
Net income (loss) reconciliation:
Net income (loss)	$(43.9)	$185.0
Income tax expense (benefit)	(12.6)	61.0
Amortization	50.2	56.0
Change in net cumulative unallocated derivative gains and losses	253.1	30.0
Cost of products sold – special project costs	15.4	5.3
Other special project costs	6.0	7.1
Adjusted income before income taxes	$268.2	$344.4
Income taxes, as adjusted	64.8	84.9
Adjusted income	$203.4	$259.5
Weighted-average shares – assuming dilution (A)	106.8	106.5
Adjusted earnings per share – assuming dilution (A)	$1.90	$2.44
(A)     Adjusted earnings per common share – assuming dilution for the three months ended July 31, 2025 and 2024, was computed using the treasury stock method. Further, for the three months ended July 31, 2025, the weighted-average shares – assuming dilution differed from our GAAP weighted-average common shares outstanding – assuming dilution as a result of the anti-dilutive effect of our stock-based awards, which were excluded from the computation of net loss per share – assuming dilution. For more information see Note 6: Earnings Per Share.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2025. There were no material changes to the information previously disclosed.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2025, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.

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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at July 31, 2025, would increase the fair value of our long-term debt by $529.3.
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

	July 31, 2025	April 30, 2025
High	$113.5	$112.7
Low	20.4	20.0
Average	52.5	49.6
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2025, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2025, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 3 percent of net sales during the three months ended July 31, 2025. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of July 31, 2025 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls: During the quarter ended July 31, 2025, we completed the implementation of a new enterprise performance management system, through the use of Oracle Cloud Solutions, and as a result, new controls and processes were executed during the quarter. There were no other changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 14: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2025, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the first quarter of 2026, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the maximum number of shares that may yet be purchased under the plans or programs:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2025 - May 31, 2025	—	$—	—	1,111,472
June 1, 2025 - June 30, 2025	46,733	95.36	—	1,111,472
July 1, 2025 - July 31, 2025	955	104.51	—	1,111,472
Total	47,688	$95.54	—	1,111,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of July 31, 2025, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 5. Other Information.
(c) Trading Plans
During the first three months of 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 35 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 27, 2025	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chief Executive Officer and Chair of the Board

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.