Form 10-Q
period 2025-10-31
J M SMUCKER Co
filed 2025-11-25
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 106,694,327 common shares outstanding on November 18, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions, except per share data	2025	2024	2025	2024
Net sales	$2,330.1	$2,271.2	$4,443.4	$4,396.3
Cost of products sold (A)	1,460.2	1,385.1	3,098.8	2,713.0
Gross Profit	869.9	886.1	1,344.6	1,683.3
Selling, distribution, and administrative expenses	398.2	390.7	775.6	780.8
Amortization	50.2	55.8	100.4	111.8
Other special project costs (A)	5.6	10.7	11.6	17.8
Loss (gain) on divestitures – net	—	260.8	—	260.8
Other operating expense (income) – net	(2.6)	(1.6)	(7.1)	(7.1)
Operating Income	418.5	169.7	464.1	519.2
Interest expense – net	(98.6)	(98.7)	(198.8)	(199.1)
Other income (expense) – net (A)	(1.5)	(4.2)	(3.4)	(7.3)
Income Before Income Taxes	318.4	66.8	261.9	312.8
Income tax expense	77.1	91.3	64.5	152.3
Net Income (Loss)	$241.3	$(24.5)	$197.4	$160.5
Earnings per common share:
Net Income (Loss)	$2.26	$(0.23)	$1.85	$1.51
Net Income (Loss) – Assuming Dilution	$2.26	$(0.23)	$1.85	$1.51
(A)    Includes certain divestiture, acquisition, integration, and restructuring costs (“special project costs”). For more information, see Note 4: Special Project Costs and Note 5: Reportable Segments.
See notes to unaudited condensed consolidated financial statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
Dollars in millions	2025	2024	2025	2024
Net income (loss)	$241.3	$(24.5)	$197.4	$160.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.3)	(10.1)	(4.3)	(10.7)
Cash flow hedging derivative activity, net of tax	2.4	2.6	4.8	5.2
Pension and other postretirement benefit plans activity, net of tax	0.3	0.3	0.6	0.7
Available-for-sale securities activity, net of tax	0.4	0.4	0.7	0.4
Total Other Comprehensive Income (Loss)	(0.2)	(6.8)	1.8	(4.4)
Comprehensive Income (Loss)	$241.1	$(31.3)	$199.2	$156.1
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	October 31, 2025	April 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$62.8	$69.9
Trade receivables – net	675.2	619.0
Inventories:
Finished products	796.8	680.0
Raw materials	557.4	529.4
Total Inventory	1,354.2	1,209.4
Other current assets	233.3	248.3
Total Current Assets	2,325.5	2,146.6
Property, Plant, and Equipment
Land and land improvements	158.2	157.5
Buildings and fixtures	1,428.9	1,383.5
Machinery and equipment	3,379.7	3,257.1
Construction in progress	558.7	619.4
Gross Property, Plant, and Equipment	5,525.5	5,417.5
Accumulated depreciation	(2,502.4)	(2,337.9)
Total Property, Plant, and Equipment	3,023.1	3,079.6
Other Noncurrent Assets
Operating lease right-of-use assets	155.0	115.4
Goodwill	5,707.7	5,710.0
Other intangible assets – net	6,246.4	6,346.9
Other noncurrent assets	170.6	164.8
Total Other Noncurrent Assets	12,279.7	12,337.1
Total Assets	$17,628.3	$17,563.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,109.7	$1,288.7
Accrued trade marketing and merchandising	217.3	188.8
Short-term borrowings	748.2	640.8
Other current liabilities	551.2	533.7
Total Current Liabilities	2,626.4	2,652.0
Noncurrent Liabilities
Long-term debt	7,039.8	7,036.8
Deferred income taxes	1,614.3	1,548.6
Noncurrent operating lease liabilities	125.6	84.1
Other noncurrent liabilities	162.0	159.2
Total Noncurrent Liabilities	8,941.7	8,828.7
Total Liabilities	11,568.1	11,480.7
Shareholders’ Equity
Common shares	26.7	26.6
Additional capital	5,748.0	5,738.7
Retained income	468.2	501.8
Accumulated other comprehensive income (loss)	(182.7)	(184.5)
Total Shareholders’ Equity	6,060.2	6,082.6
Total Liabilities and Shareholders’ Equity	$17,628.3	$17,563.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
Dollars in millions	2025	2024
Operating Activities
Net income (loss)	$197.4	$160.5
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation	178.1	145.2
Amortization	100.4	111.8
Share-based compensation expense	17.9	15.8
Loss (gain) on divestitures – net	—	260.8
Deferred income tax expense (benefit)	64.0	23.9
Other noncash adjustments – net	28.3	30.1
Changes in assets and liabilities, net of effect from acquisition and divestitures:
Trade receivables	(56.6)	(68.5)
Inventories	(145.6)	(54.4)
Other current assets	77.0	25.7
Accounts payable	(161.0)	(83.4)
Accrued liabilities	55.3	19.8
Income and other taxes	(16.9)	(4.6)
Other – net	(2.4)	(5.6)
Net Cash Provided by (Used for) Operating Activities	335.9	577.1
Investing Activities
Additions to property, plant, and equipment	(150.6)	(210.7)
Proceeds from disposal of property, plant, and equipment	13.1	—
Collateral pledged for derivative cash margin accounts	(52.8)	(14.9)
Other – net	0.3	(0.1)
Net Cash Provided by (Used for) Investing Activities	(190.0)	(225.7)
Financing Activities
Short-term borrowings (repayments) – net	87.4	(121.6)
Quarterly dividends paid	(231.2)	(226.5)
Purchase of treasury shares	(5.0)	(2.7)
Other – net	(2.9)	(12.9)
Net Cash Provided by (Used for) Financing Activities	(151.7)	(363.7)
Effect of exchange rate changes on cash	(1.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	(7.1)	(12.8)
Cash and cash equivalents at beginning of period	69.9	62.0
Cash and Cash Equivalents at End of Period	$62.8	$49.2
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended October 31, 2025
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2025	106,425,081	$26.6	$5,738.7	$501.8	$(184.5)	$6,082.6
Net income (loss)				(43.9)		(43.9)
Other comprehensive income (loss)					2.0	2.0
Comprehensive income (loss)						(41.9)
Purchase of treasury shares	(47,688)	—	(5.8)	1.2		(4.6)
Stock plans	309,721	0.1	5.3	1.1		6.5
Cash dividends declared, $1.10 per common share				(116.7)		(116.7)
Balance at July 31, 2025	106,687,114	$26.7	$5,738.2	$343.5	$(182.5)	$5,925.9
Net income (loss)				241.3		241.3
Other comprehensive income (loss)					(0.2)	(0.2)
Comprehensive income (loss)						241.1
Purchase of treasury shares	(3,711)	—	(0.5)	0.1		(0.4)
Stock plans	11,766	—	10.3			10.3
Cash dividends declared, $1.10 per common share				(116.7)		(116.7)
Balance at October 31, 2025	106,695,169	$26.7	$5,748.0	$468.2	$(182.7)	$6,060.2

	Six Months Ended October 31, 2024
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2024	106,194,281	$26.5	$5,713.9	$2,188.1	$(234.6)	$7,693.9
Net income (loss)				185.0		185.0
Other comprehensive income (loss)					2.4	2.4
Comprehensive income (loss)						187.4
Purchase of treasury shares	(22,748)	—	(3.2)	0.6		(2.6)
Stock plans	236,997	0.1	4.5	0.8		5.4
Cash dividends declared, $1.08 per common share				(114.6)		(114.6)
Balance at July 31, 2024	106,408,530	$26.6	$5,715.2	$2,259.9	$(232.2)	$7,769.5
Net income (loss)				(24.5)		(24.5)
Other comprehensive income (loss)					(6.8)	(6.8)
Comprehensive income (loss)						(31.3)
Purchase of treasury shares	(972)	—	0.3	—		0.3
Stock plans	8,972	—	8.2			8.2
Cash dividends declared, $1.08 per common share				(113.6)		(113.6)
Balance at October 31, 2024	106,416,530	$26.6	$5,723.7	$2,121.8	$(239.0)	$7,633.1
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
Operating results for the six months ended October 31, 2025, are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2025.
Note 2: Recently Issued Accounting Standards
Recently Adopted Accounting Standard: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. This ASU requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), other segment expenses included in each reported measure of segment profitability, and disclosure of the title and position of the CODM. We adopted the interim disclosure requirements on a retrospective basis during the first quarter of 2026, which are presented in Note 5: Reportable Segments. The annual disclosure requirements were adopted during 2025. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted: In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 will modernize the accounting guidance for the costs to develop software for internal use by removing all references to software development project stages so that the guidance is neutral to different software development methods. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project and it is probable that the project will be completed and the software will be used for its intended purpose. It will be effective for our annual and interim periods beginning May 1, 2028, with the option to early adopt at any time prior to the effective date on either a prospective or retrospective basis. We do not anticipate any impact to our results of operations, financial position, or cash flows upon adoption and are currently evaluating the impacts of the standard on our disclosures.
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
Divestiture Costs: Total divestiture costs incurred to date related to the Sahale Snacks® and Canada condiment businesses that were divested in 2024 were $6.4, which included $4.3 and $2.1 of employee-related and other transition and termination costs, respectively, all of which were cash charges. We did not incur any divestiture costs during the three and six months ended October 31, 2025, and incurred divestiture costs of $0.1 and $0.4 during the three and six months ended October 31, 2024, respectively, primarily consisting of employee-related costs. We do not anticipate any additional costs to be incurred related to these divestiture activities. The obligation related to severance and retention bonuses was fully satisfied as of April 30, 2025.
As a result of our recent divestitures, we identified opportunities to address certain distribution inefficiencies. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026. We have recognized total cumulative costs of $8.4, of which $1.6 and $1.9 were recognized during the three and six months ended October 31, 2025, respectively, and $0.8 and $0.9 during the three and six months ended October 31, 2024, respectively, primarily consisting of other transition and termination costs.
Integration Costs: On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, Inc. (“Hostess Brands”), a manufacturer and marketer of sweet baked goods brands. Total integration costs related to the acquisition are anticipated to be approximately $190.0 and include transaction costs, employee-related costs, and other transition and termination charges.
The following table summarizes our integration costs incurred related to the acquisition of Hostess Brands.

	Three Months Ended October 31,		Six Months Ended October 31,		Total Costs Incurred to Date at October 31, 2025
	2025	2024	2025	2024
Transaction costs	$—	$—	$—	$—	$99.0
Employee-related costs	0.1	4.4	0.4	7.0	43.4
Other transition and termination costs	0.6	10.7	0.7	20.1	43.6
Total integration costs	$0.7	$15.1	$1.1	$27.1	$186.0

Cumulative noncash charges incurred through October 31, 2025, were $15.9 and primarily consisted of accelerated depreciation. We incurred noncash charges of $0.5 during both the three and six months ended October 31, 2025, and incurred $5.9 and $11.5 during the three and six months ended October 31, 2024, respectively. Transaction costs primarily reflect equity compensation payouts, legal fees, and fees related to a 364-day senior unsecured Bridge Term Loan Credit Facility that provided committed financing for the acquisition of Hostess Brands. Other transition and termination costs primarily consist of contract termination charges, accelerated depreciation, and consulting fees. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs. The obligation related to severance and retention bonuses was $2.0 and $6.2 at October 31, 2025, and April 30, 2025, respectively.
Restructuring Costs: During the first quarter of 2026, we announced plans to close our Indianapolis, Indiana manufacturing facility, which manufactures Hostess branded products, and consolidate operations into other existing facilities by early calendar year 2026 to further optimize operations for our Sweet Baked Snacks segment. We anticipate incurring approximately $75.0 of costs related to these efforts, consisting of $60.0 in noncash charges for accelerated depreciation and $15.0 in employee-related and other transition and termination costs.
The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended October 31,	Six Months Ended October 31,	Total Costs Incurred to Date at October 31, 2025
	2025	2025
Employee-related costs	$1.6	$5.8	$5.8
Other transition and termination costs	25.6	42.1	42.1
Total restructuring costs	$27.2	$47.9	$47.9
Noncash charges were included in other transition and termination costs and consisted of accelerated depreciation. We incurred noncash charges of $23.5 and $38.9 during the three and six months ended October 31, 2025, respectively. The obligation related to severance and retention bonuses was $4.4 at October 31, 2025.
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
The following tables reconcile segment profit to income before income taxes.

	Three Months Ended October 31, 2025
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$848.9	$461.1	$413.2	$256.1	$350.8	$2,330.1
Segment cost of products sold (A)	602.1	286.4	224.5	190.3	236.9
Segment selling and distribution expenses (B)	92.1	71.9	67.8	43.2	38.5
Other segment items (C)	0.4	0.7	(3.5)	0.8	(1.0)
Segment profit	$154.3	$102.1	$124.4	$21.8	$76.4	$479.0
Reconciliation of segment profit:
Amortization						(50.2)
Interest expense – net						(98.6)
Change in net cumulative unallocated derivative gains and losses						103.0
Cost of products sold – special project costs (D)						(23.0)
Other special project costs (D)						(5.6)
Corporate administrative expenses						(84.7)
Other income (expense) – net (D)						(1.5)
Income before income taxes						$318.4

	Six Months Ended October 31, 2025
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$1,566.1	$945.8	$781.2	$509.3	$641.0	$4,443.4
Segment cost of products sold (A)	1,101.0	585.7	429.3	367.1	427.2
Segment selling and distribution expenses (B)	176.1	142.7	134.6	84.4	73.9
Other segment items (C)	0.5	1.0	(8.4)	1.8	(2.0)
Segment profit	$288.5	$216.4	$225.7	$56.0	$141.9	$928.5
Reconciliation of segment profit:
Amortization						(100.4)
Interest expense – net						(198.8)
Change in net cumulative unallocated derivative gains and losses						(150.1)
Cost of products sold – special project costs (D)						(38.4)
Other special project costs (D)						(11.6)
Corporate administrative expenses						(163.9)
Other income (expense) – net (D)						(3.4)
Income before income taxes						$261.9

	Three Months Ended October 31, 2024
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$704.0	$485.2	$445.4	$315.5	$321.1	$2,271.2
Segment cost of products sold (A)	422.8	296.3	257.9	200.6	213.9
Segment selling and distribution expenses (B)	78.0	71.9	67.8	43.8	40.9
Other segment items (C)	0.5	0.9	(1.7)	0.5	(1.7)
Segment profit	$202.7	$116.1	$121.4	$70.6	$68.0	$578.8
Reconciliation of segment profit:
Amortization						(55.8)
Gain (loss) on divestitures – net						(260.8)
Interest expense – net						(98.7)
Change in net cumulative unallocated derivative gains and losses						11.7
Cost of products sold – special project costs (D)						(5.3)
Other special project costs (D)						(10.7)
Corporate administrative expenses						(88.2)
Other income (expense) – net						(4.2)
Income before income taxes						$66.8

	Six Months Ended October 31, 2024
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$1,327.4	$982.0	$845.1	$649.2	$592.6	$4,396.3
Segment cost of products sold (A)	795.7	603.5	476.6	411.0	397.3
Segment selling and distribution expenses (B)	155.8	142.5	137.7	93.4	81.2
Other segment items (C)	0.6	0.9	(5.9)	(0.2)	(2.5)
Segment profit	$375.3	$235.1	$236.7	$145.0	$116.6	$1,108.7
Reconciliation of segment profit:
Amortization						(111.8)
Gain (loss) on divestitures – net						(260.8)
Interest expense – net						(199.1)
Change in net cumulative unallocated derivative gains and losses						(18.3)
Cost of products sold – special project costs (D)						(10.6)
Other special project costs (D)						(17.8)
Corporate administrative expenses						(170.2)
Other income (expense) – net						(7.3)
Income before income taxes						$312.8
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

			October 31, 2025	April 30, 2025
Assets:
U.S. Retail Coffee			$4,857.5	$4,927.8
U.S. Retail Frozen Handheld and Spreads			3,288.9	3,263.1
U.S. Retail Pet Foods			4,687.2	4,679.3
Sweet Baked Snacks			3,343.9	3,394.9
International and Away From Home			1,238.2	1,037.1
Unallocated (A)			212.6	261.1
Total assets			$17,628.3	$17,563.3

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Depreciation, amortization, and impairment charges:
U.S. Retail Coffee	$24.3	$24.4	$48.7	$48.8
U.S. Retail Frozen Handheld and Spreads	24.9	20.5	50.0	41.1
U.S. Retail Pet Foods	30.6	29.8	60.9	59.8
Sweet Baked Snacks	22.4	29.0	44.3	58.9
International and Away From Home	10.0	8.8	20.2	17.8
Unallocated (B)	31.1	15.5	54.4	30.6
Total depreciation, amortization, and impairment charges	$143.3	$128.0	$278.5	$257.0
Additions to property, plant, and equipment:
U.S. Retail Coffee	$7.3	$7.2	$18.8	$30.6
U.S. Retail Frozen Handheld and Spreads	18.7	36.7	58.8	85.5
U.S. Retail Pet Foods	10.1	19.9	21.5	44.1
Sweet Baked Snacks	18.8	13.5	29.0	26.7
International and Away From Home	11.4	9.7	22.5	23.8
Total additions to property, plant, and equipment	$66.3	$87.0	$150.6	$210.7
(A)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(B)Primarily represents unallocated accelerated depreciation related to restructuring activities and corporate administrative expenses, mainly consisting of depreciation and software amortization.
The following table presents certain geographical information.

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Net sales:
United States	$2,202.4	$2,136.2	$4,211.8	$4,151.6
International:
Canada	$94.5	$100.7	$165.2	$182.1
All other international	33.2	34.3	66.4	62.6
Total international	$127.7	$135.0	$231.6	$244.7
Total net sales	$2,330.1	$2,271.2	$4,443.4	$4,396.3

The following table presents product category information.

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024	Primary Reportable Segment (A)
Coffee	$966.5	$797.0	$1,782.6	$1,508.9	U.S. Retail Coffee
Sweet baked goods	256.1	279.2	509.3	575.8	Sweet Baked Snacks
Frozen handheld	262.9	246.5	507.0	469.1	U.S. Retail Frozen Handheld and Spreads
Pet snacks	232.0	255.2	435.4	482.0	U.S. Retail Pet Foods
Peanut butter	187.1	213.8	394.1	432.4	U.S. Retail Frozen Handheld and Spreads
Cat food	197.2	200.8	376.5	383.9	U.S. Retail Pet Foods
Fruit spreads	92.2	101.7	187.5	208.2	U.S. Retail Frozen Handheld and Spreads
Portion control	50.1	56.8	100.5	110.9	Other (B)
Toppings and syrups	26.5	20.3	56.2	48.6	U.S. Retail Frozen Handheld and Spreads
Baking mixes and ingredients	28.6	28.9	43.1	43.1	Other (B)
Cookies	—	36.3	—	73.4	Sweet Baked Snacks
Other	30.9	34.7	51.2	60.0	Other (B)
Total net sales	$2,330.1	$2,271.2	$4,443.4	$4,396.3
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.
Note 6: Earnings per Share
We computed net income (loss) per common share (“basic earnings per share”) under the two-class method for the three and six months ended October 31, 2025 and 2024, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. Further, we computed net income (loss) per common share – assuming dilution (“diluted earnings per share”) under the two-class and treasury stock methods to determine the method that was most dilutive, in accordance with FASB Accounting Standards Codification 260, Earnings Per Share. For the three and six months ended October 31, 2025 and the six months ended October 31, 2024, the computation of diluted earnings per share was more dilutive under the treasury stock method, as compared to the two-class method. Therefore, the treasury stock method was used. For the three months ended October 31, 2024, we recognized a net loss and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share.
The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Net income (loss)	$241.3	$(24.5)	$197.4	$160.5
Less: Net income (loss) allocated to participating securities	—	—	—	—
Net income (loss) allocated to common stockholders	$241.3	$(24.5)	$197.4	$160.5
Weighted-average common shares outstanding	106.7	106.4	106.6	106.4
Add: Dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	106.7	106.4	106.6	106.4
Net income (loss) per common share	$2.26	$(0.23)	$1.85	$1.51
Net income (loss) per common share – assuming dilution	$2.26	$(0.23)	$1.85	$1.51

The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Net income (loss)	$241.3	$(24.5)	$197.4	$160.5
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.7	106.4	106.6	106.4
Add: Dilutive effect of stock options	—	—	—	—
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	0.2	0.3	0.3	0.2
Weighted-average common shares outstanding – assuming dilution	106.9	106.7	106.9	106.6
Net income (loss) per common share – assuming dilution	$2.26	$(0.23)	$1.85	$1.51
Note 7: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	October 31, 2025		April 30, 2025
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.38% Senior Notes due December 15, 2027	$500.0	$499.1	$500.0	$498.9
5.90% Senior Notes due November 15, 2028	750.0	746.3	750.0	745.7
2.38% Senior Notes due March 15, 2030	500.0	497.9	500.0	497.7
2.13% Senior Notes due March 15, 2032	364.5	361.6	364.5	361.3
6.20% Senior Notes due November 15, 2033	1,000.0	992.9	1,000.0	992.4
4.25% Senior Notes due March 15, 2035	650.0	646.2	650.0	645.9
2.75% Senior Notes due September 15, 2041	177.5	176.1	177.5	176.1
6.50% Senior Notes due November 15, 2043	750.0	737.5	750.0	737.2
4.38% Senior Notes due March 15, 2045	600.0	589.5	600.0	589.2
3.55% Senior Notes due March 15, 2050	161.2	159.3	161.2	159.3
6.50% Senior Notes due November 15, 2053	1,000.0	983.5	1,000.0	983.2
Term Loan Credit Agreement due March 5, 2027	650.0	649.9	650.0	649.9
Total long-term debt	$7,103.2	$7,039.8	$7,103.2	$7,036.8
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
In March 2025, we entered into a $650.0 senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”). Borrowings under the Term Loan bear interest on the prevailing Secured Overnight Financing Rate (“SOFR”) and are payable at the end of the borrowing term. The Term Loan matures on March 5, 2027, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. On March 14, 2025, the full amount was drawn on the Term Loan to partially finance the repayment of $1.0 billion in principal of our 3.50% Senior Notes due March 15, 2025. Capitalized debt issuance costs associated with the Term Loan will be amortized to interest expense – net in the Condensed Statements of Consolidated Income (Loss) over the time period for which the debt is outstanding. As of October 31, 2025, the interest rate on the Term Loan was 5.13 percent. Subsequent to the quarter, we prepaid $100.0 on the Term Loan.
We have available a $2.0 billion unsecured revolving credit facility with a group of ten banks that matures in March 2030. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, SOFR, Euro Interbank Offered Rate, or Canadian Overnight Repo Rate Average, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility as of October 31, 2025, or April 30, 2025.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2025, and April 30, 2025, we had

$748.5 and $641.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 4.29 and 4.73 percent, respectively.

Interest paid totaled $61.3 and $74.0 for the three months ended October 31, 2025 and 2024, respectively, and $198.7 and $214.9 for the six months ended October 31, 2025 and 2024, respectively. This differs from interest expense due to capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, the payment of other debt fees, and the timing of interest payments.

Our debt instruments contain covenant restrictions, including an interest coverage ratio. As of October 31, 2025, we are in compliance with all covenants.
Note 8: Pensions and Other Postretirement Benefits
The following table summarizes our net periodic benefit cost for defined benefit pension and other postretirement benefit plans.

	Three Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2025	2024	2025	2024
Service cost	$0.1	$0.3	$0.1	$0.1
Interest cost	3.8	4.4	0.6	0.6
Expected return on plan assets	(3.3)	(3.1)	—	—
Amortization of net actuarial loss (gain)	1.0	1.1	(0.4)	(0.5)
Amortization of prior service cost (credit)	0.1	—	(0.2)	(0.1)
Net periodic benefit cost	$1.7	$2.7	$0.1	$0.1

	Six Months Ended October 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2025	2024	2025	2024
Service cost	$0.3	$0.4	$0.3	$0.3
Interest cost	7.6	8.8	1.2	1.3
Expected return on plan assets	(6.7)	(6.2)	—	—
Amortization of net actuarial loss (gain)	2.0	2.2	(0.9)	(1.0)
Amortization of prior service cost (credit)	0.1	0.1	(0.3)	(0.3)
Net periodic benefit cost	$3.3	$5.3	$0.3	$0.3
We made direct benefit payments of $1.7 for both the six months ended October 31, 2025 and 2024, respectively.
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

Foreign Currency Exchange Derivatives: We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment and believe all of our foreign currency derivatives are economic hedges of our risk exposure.
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
The following table presents the gross notional value of outstanding derivative contracts.

	October 31, 2025	April 30, 2025
Commodity contracts	$1,281.4	$1,698.1
Foreign currency exchange contracts	88.3	122.4
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2025
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$13.3	$61.9	$—	$—
Foreign currency exchange contracts	1.3	0.2	—	—
Total derivative instruments	$14.6	$62.1	$—	$—

	April 30, 2025
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$81.5	$18.7	$—	$—
Foreign currency exchange contracts	0.8	1.5	—	—
Total derivative instruments	$82.3	$20.2	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $90.3 and $37.5 at October 31, 2025, and April 30, 2025, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin accounts is included within investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.

Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold in the Condensed Statements of Consolidated Income (Loss) on derivatives not designated as hedging instruments.

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Derivative gains (losses) on commodity contracts	$59.8	$20.6	$(167.9)	$(9.4)
Derivative gains (losses) on foreign currency exchange contracts	1.0	1.5	1.6	1.7
Total derivative gains (losses) recognized in cost of products sold	$60.8	$22.1	$(166.3)	$(7.7)
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
The following table presents the net change in cumulative unallocated derivative gains and losses.

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Net derivative gains (losses) recognized and classified as unallocated	$60.8	$22.1	$(166.3)	$(7.7)
Less: Net derivative gains (losses) reclassified to segment operating profit	(42.2)	10.4	(16.2)	10.6
Change in net cumulative unallocated derivative gains and losses	$103.0	$11.7	$(150.1)	$(18.3)
As of October 31, 2025, the net cumulative unallocated derivative losses were $69.3, and at April 30, 2025, the net cumulative unallocated derivative gains were $80.8.
Cash Flow Hedges
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.2)	(3.4)	(6.3)	(6.8)
Change in accumulated other comprehensive income (loss)	$3.2	$3.4	$6.3	$6.8
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income (Loss) was $98.6 and $98.7 for the three months ended October 31, 2025 and 2024, respectively and, $198.8 and $199.1 for the six months ended October 31, 2025 and 2024. The reclassification includes terminated contracts which were designated as cash flow hedges.
Included as a component of accumulated other comprehensive income (loss) at October 31, 2025 and April 30, 2025, were deferred net pre-tax losses of $111.1 and $117.4, respectively, related to the terminated interest rate contracts associated with the Senior Notes due March 15, 2030 and March 15, 2050, which were terminated in 2020. The related net tax benefit recognized in accumulated other comprehensive income (loss) at October 31, 2025 and April 30, 2025, was $25.8 and $27.3, respectively. Approximately $12.5 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
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

The following table provides information on the carrying amounts and fair values of our financial instruments.

	October 31, 2025		April 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$19.9	$19.9	$20.0	$20.0
Derivative financial instruments – net	(47.5)	(47.5)	62.1	62.1
Total long-term debt	(7,039.8)	(7,098.4)	(7,036.8)	(7,242.0)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at October 31, 2025
Marketable securities and other investments: (A)
Equity mutual funds	$4.2	$—	$—	$4.2
Municipal obligations	—	15.0	—	15.0
Money market funds	0.7	—	—	0.7
Derivative financial instruments: (B)
Commodity contracts – net	(48.4)	(0.2)	—	(48.6)
Foreign currency exchange contracts – net	0.1	1.0	—	1.1
Total long-term debt (C)	(6,408.5)	(689.9)	—	(7,098.4)
Total financial instruments measured at fair value	$(6,451.9)	$(674.1)	$—	$(7,126.0)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2025
Marketable securities and other investments: (A)
Equity mutual funds	$4.0	$—	$—	$4.0
Municipal obligations	—	15.8	—	15.8
Money market funds	0.2	—	—	0.2
Derivative financial instruments: (B)
Commodity contracts – net	62.8	—	—	62.8
Foreign currency exchange contracts – net	—	(0.7)	—	(0.7)
Total long-term debt (C)	(6,532.5)	(709.5)	—	(7,242.0)
Total financial instruments measured at fair value	$(6,465.5)	$(694.4)	$—	$(7,159.9)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of October 31, 2025, our municipal obligations are scheduled to mature as follows: $1.0 in 2026, $3.9 in 2027, $0.4 in 2028, $2.0 in 2029, $0.6 in 2030, and the remaining $7.1 in 2031 and beyond.
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
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	October 31, 2025	April 30, 2025
Operating lease right-of-use assets	$155.0	$115.4
Operating lease liabilities:
Current operating lease liabilities	$35.7	$37.5
Noncurrent operating lease liabilities	125.6	84.1
Total operating lease liabilities	$161.3	$121.6

Finance lease right-of-use assets:
Machinery and equipment	$23.0	$25.4
Accumulated depreciation	(12.5)	(13.5)
Total property, plant, and equipment	$10.5	$11.9
Finance lease liabilities:
Other current liabilities	$3.2	$3.3
Other noncurrent liabilities	8.0	9.2
Total finance lease liabilities	$11.2	$12.5
The following table summarizes the components of lease expense.

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Operating lease cost	$11.6	$12.0	$24.0	$24.5
Finance lease cost:
Amortization of right-of-use assets	0.8	0.8	1.7	1.6
Interest on lease liabilities	0.1	0.1	0.3	0.3
Variable lease cost	5.5	5.8	11.4	12.3
Short-term lease cost	10.5	12.7	20.8	23.9
Total lease cost (A)	$28.5	$31.4	$58.2	$62.6
(A)Total lease cost does not include sublease income which is immaterial for all years presented.

The following table sets forth cash flow and noncash information related to leases.

	Six Months Ended October 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.6	$24.1
Operating cash flows from finance leases	0.3	0.3
Financing cash flows from finance leases	1.9	1.9
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	60.8	2.4
Finance leases	0.4	2.6
The following table summarizes the maturity of our lease liabilities by fiscal year.

	October 31, 2025
	Operating Leases	Finance Leases
2026 (remainder of the year)	$22.8	$1.9
2027	34.5	3.6
2028	25.5	3.4
2029	23.9	2.0
2030	23.7	0.8
2031 and beyond	58.0	0.5
Total undiscounted minimum lease payments	$188.4	$12.2
Less: Imputed interest	27.1	1.0
Lease liabilities	$161.3	$11.2
The following table sets forth the weighted average remaining lease term and discount rate.

	October 31, 2025	April 30, 2025
Weighted average remaining lease term (in years):
Operating leases	6.2	6.1
Finance leases	3.7	4.0

Weighted average discount rate:
Operating leases	4.8%	4.6%
Finance leases	5.1%	5.0%
Note 12: Income Taxes

The effective income tax rates for the three months ended October 31, 2025 and 2024, were 24.2 and 136.7 percent, respectively, and for the six months ended October 31, 2025 and 2024, were 24.6 and 48.7, respectively. During the three and six months ended October 31, 2025, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to state income taxes. During the three and six months ended October 31, 2024, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to unfavorable impacts of the classification of the Voortman business as held for sale.
Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $1.1, primarily as a result of the expiration of statute of limitation periods.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “Act”). The corporate tax changes included in the Act did not have a material impact on our effective income tax rate during the three and six months ended October 31, 2025, and we do not anticipate a material impact on our effective income tax rate in future periods. The Act’s provisions for accelerated tax deductions will reduce our cash income tax requirements for the current year.

Note 13: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income (loss), are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2025	$(41.7)	$(90.1)	$(53.2)	$0.5	$(184.5)
Reclassification adjustments	—	6.3	0.9	—	7.2
Current period credit (charge)	(4.3)	—	—	0.9	(3.4)
Income tax benefit (expense)	—	(1.5)	(0.3)	(0.2)	(2.0)
Balance at October 31, 2025	$(46.0)	$(85.3)	$(52.6)	$1.2	$(182.7)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2024	$(39.2)	$(143.1)	$(53.4)	$1.1	$(234.6)
Reclassification adjustments	—	6.8	1.0	—	7.8
Current period credit (charge)	(10.7)	—	—	0.5	(10.2)
Income tax benefit (expense)	—	(1.6)	(0.3)	(0.1)	(2.0)
Balance at October 31, 2024	$(49.9)	$(137.9)	$(52.7)	$1.5	$(239.0)
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
Note 14: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at October 31, 2025. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of October 31, 2025, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
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
Note 15: Common Shares
The following table sets forth common share information.

	October 31, 2025	April 30, 2025
Common shares authorized	300.0	300.0
Common shares outstanding	106.7	106.4
Treasury shares	43.8	44.1
Repurchase Program: During the six months ended October 31, 2025 and 2024, we did not repurchase any common shares under a repurchase plan authorized by the Board of Directors (the “Board”). The shares repurchased during the six months ended October 31, 2025 and 2024, consisted of shares repurchased from stock plan recipients in lieu of cash payments. As of October 31, 2025, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations.
Note 16: Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Condensed Statements of Consolidated Cash Flows. Included in accounts payable in the Condensed Consolidated Balance Sheets as of October 31, 2025, and April 30, 2025, were $248.0 and $340.4 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers. During the first six months of 2026 and 2025, we paid $679.6 and $818.8, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and six months ended October 31, 2025 and 2024. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
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
Trends Affecting our Business
During the first half of 2026, we continued to experience input cost inflation and a dynamic macroeconomic environment, inclusive of tariffs, regulatory and policy changes, and changes in consumer behaviors, which we anticipate will persist through the remainder of 2026. Further, the higher costs have required price increases across our business, and we anticipate the price elasticity of demand could remain elevated during 2026 as consumers continue to experience broader inflationary pressures and are selective in their spending. In response to the inflationary pressures, we continue to focus on the delivery of our company-wide transformation initiative to deliberately translate our continuous improvement mindset into sustainable productivity initiatives in order to grow our profit margins and reinvest in the Company to enable future growth and cost savings.

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

Although we do not have any operations in Russia, Ukraine, Israel, Palestine, China, or Taiwan, we continue to monitor these environments, among others, for any significant escalation or expansion of economic or supply chain disruptions, including broader inflationary costs and the impact of tariffs, as well as regional or global economic recessions. Overall, broad-based supply chain disruptions and the impact of inflation remain uncertain. We will continue to evaluate the nature and extent to which supply chain disruptions and inflation will impact our business, supply chain, including labor availability and attrition, results of operations, financial condition, and liquidity.

Results of Operations

	Three Months Ended October 31,			Six Months Ended October 31,
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Net sales	$2,330.1	$2,271.2	3%	$4,443.4	$4,396.3	1%
Gross profit	$869.9	$886.1	(2)	$1,344.6	$1,683.3	(20)
% of net sales	37.3%	39.0%		30.3%	38.3%
Operating income	$418.5	$169.7	147	$464.1	$519.2	(11)
% of net sales	18.0%	7.5%		10.4%	11.8%
Net income (loss):
Net income (loss)	$241.3	$(24.5)	n/m	$197.4	$160.5	23
Net income (loss) per common share – assuming dilution	$2.26	$(0.23)	n/m	$1.85	$1.51	23
Adjusted gross profit (A)	$789.9	$879.7	(10)	$1,533.1	$1,712.2	(10)
% of net sales	33.9%	38.7%		34.5%	38.9%
Adjusted operating income (A)	$394.3	$490.6	(20)	$764.6	$938.5	(19)
% of net sales	16.9%	21.6%		17.2%	21.3%
Adjusted income: (A)
Income	$224.3	$294.2	(24)	$427.7	$553.7	(23)
Earnings per share – assuming dilution	$2.10	$2.76	(24)	$4.00	$5.19	(23)
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2025	2024	Increase (Decrease)	%	2025	2024	Increase (Decrease)	%
Net sales	$2,330.1	$2,271.2	$58.9	3%	$4,443.4	$4,396.3	$47.1	1%
Sweet Baked Snacks value brands divestiture	—	(14.2)	14.2	1	—	(29.9)	29.9	1
Voortman divestiture	—	(36.3)	36.3	2	—	(73.4)	73.4	2
Foreign currency exchange	1.6	—	1.6	—	1.8	—	1.8	—
Net sales excluding divestitures and foreign currency exchange (A)	$2,331.7	$2,220.7	$111.0	5%	$4,445.2	$4,293.0	$152.2	4%
Amounts may not add due to rounding.
(A)     Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the second quarter of 2026 increased $58.9, or 3 percent, which includes $50.5 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $111.0, or 5 percent. Net price realization contributed 11 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix decreased net sales by 6 percentage points, primarily driven by decreases for coffee, peanut butter, dog snacks, and lapping contract manufacturing sales related to the divested pet food brands in the prior year.
Net sales in the first six months of 2026 increased $47.1, or 1 percent, which includes $103.3 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $152.2, or 4 percent. Net price realization contributed 8 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix decreased net sales by 5 percentage points, primarily driven by decreases for coffee, dog snacks, peanut butter, and lapping contract manufacturing sales related to the divested pet food brands in the prior year.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Gross profit	37.3%	39.0%	30.3%	38.3%
Selling, distribution, and administrative expenses:
Marketing	6.1%	5.4%	5.9%	5.3%
Selling	2.6	2.7	3.0	3.1
Distribution	3.1	3.0	3.2	3.2
General and administrative	5.3	6.1	5.5	6.2
Total selling, distribution, and administrative expenses	17.1%	17.2%	17.5%	17.8%
Amortization	2.2	2.5	2.3	2.5
Other special project costs	0.2	0.5	0.3	0.4
Loss (gain) on divestitures – net	—	11.5	—	5.9
Other operating expense (income) – net	(0.1)	(0.1)	(0.2)	(0.2)
Operating income	18.0%	7.5%	10.4%	11.8%
Amounts may not add due to rounding.
Gross profit decreased $16.2, or 2 percent, in the second quarter of 2026, primarily driven by higher commodity costs, unfavorable volume/mix, tariffs, and the noncomparable impact of divestitures, partially offset by higher net price realization and a net favorable impact of derivative gains and losses.
Operating income increased $248.8, or 147 percent, in the second quarter of 2026, primarily driven by lapping the $260.8 pre-tax loss on the Voortman business disposal group classified as held for sale in the prior year, lower amortization expense, and a decrease in other special project costs, partially offset by the decrease in gross profit and an increase in selling, distribution, and administrative (“SD&A”) expenses.
Our non-GAAP financial measures are adjusted to exclude amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $89.8, or 10 percent, as compared to the prior year second quarter, reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses and special project costs as compared to GAAP gross profit. Adjusted operating income decreased $96.3, or 20 percent, as compared to the prior year second quarter, further reflecting the exclusion of the $260.8 pre-tax loss for the assets held for sale in the prior year, amortization expense, and other special project costs.
Gross profit decreased $338.7, or 20 percent, in the first six months of 2026, primarily driven by higher commodity costs, a net unfavorable impact of derivative gains and losses, unfavorable volume/mix, tariffs, and the noncomparable impact of divestitures, partially offset by higher net price realization.
Operating income decreased $55.1, or 11 percent, in the first six months of 2026, primarily reflecting the decrease in gross profit, partially offset by lapping the $260.8 pre-tax loss on the Voortman business disposal group classified as held for sale in the prior year, lower amortization expense, and decreases in other special project costs and SD&A expenses.
Adjusted gross profit decreased $179.1, or 10 percent, as compared to the prior year, reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses and special project costs as compared to GAAP gross profit. Adjusted operating income decreased $173.9, or 19 percent, as compared to the prior year, further reflecting the exclusion of the $260.8 pre-tax loss for the assets held for sale in the prior year, amortization expense, and other special project costs..
Interest Expense
Net interest expense was comparable to the prior year for the three and six months ended October 31, 2025. For additional information, refer to Note 7: Debt and Financing Arrangements.

Income Taxes
The effective income tax rates for the three months ended October 31, 2025 and 2024, were 24.2 and 136.7 percent, respectively, and for the six months ended October 31, 2025 and 2024, were 24.6 and 48.7 percent, respectively. During the current year, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to state income taxes. During the prior year, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to unfavorable impacts of the classification of the Voortman business as held for sale. We anticipate a full-year effective income tax rate for 2026 to be approximately 24.2 percent. For additional information, refer to Note 12: Income Taxes.
Special Project Costs
Divestiture Costs: Total divestiture costs incurred to date related to the Sahale Snacks and Canada condiment businesses that were divested in 2024 were $6.4, which included $4.3 and $2.1 of employee-related and other transition and termination costs, respectively, all of which were cash charges. We did not incur any divestiture costs during the three and six months ended October 31, 2025, and incurred divestiture costs of $0.1 and $0.4 during the three and six months ended October 31, 2024, respectively, primarily consisting of employee-related costs. We do not anticipate any additional costs to be incurred related to these divestiture activities.
As a result of our recent divestitures, we identified opportunities to address certain distribution inefficiencies. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026. We have recognized total cumulative costs of $8.4, of which $1.6 and $1.9 were recognized during the three and six months ended October 31, 2025, respectively, and $0.8 and $0.9 during the three and six months ended October 31, 2024, respectively, primarily consisting of other transition and termination costs.

Integration Costs: On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, a manufacturer and marketer of sweet baked goods brands. Total integration costs related to the acquisition are anticipated to be approximately $190.0 and include transaction costs, employee-related costs, and other transition and termination charges. We have recognized total cumulative integration costs of $186.0, of which $0.7 and $1.1 were recognized during the three and six months ended October 31, 2025, respectively, and $15.1 and $27.1 were recognized during the three and six months ended October 31, 2024, respectively. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs.
Restructuring Costs: During the first quarter of 2026, we announced plans to close our Indianapolis, Indiana manufacturing facility, which manufactures Hostess branded products, and consolidate operations into other existing facilities by early calendar year 2026 to further optimize operations for our Sweet Baked Snacks segment. We anticipate incurring approximately $75.0 of costs related to these efforts, consisting of $60.0 in noncash charges for accelerated depreciation and $15.0 in employee-related and other transition and termination costs. We have recognized total cumulative costs of $47.9, which included $27.2 and $47.9 of employee-related and other transition and termination costs, during the three and six months ended October 31, 2025, respectively.

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

	Three Months Ended October 31,			Six Months Ended October 31,
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$848.9	$704.0	21%	$1,566.1	$1,327.4	18%
U.S. Retail Frozen Handheld and Spreads	461.1	485.2	(5)	945.8	982.0	(4)
U.S. Retail Pet Foods	413.2	445.4	(7)	781.2	845.1	(8)
Sweet Baked Snacks	256.1	315.5	(19)	509.3	649.2	(22)
International and Away From Home	350.8	321.1	9	641.0	592.6	8
Segment profit:
U.S. Retail Coffee	$154.3	$202.7	(24)%	$288.5	$375.3	(23)%
U.S. Retail Frozen Handheld and Spreads	102.1	116.1	(12)	216.4	235.1	(8)
U.S. Retail Pet Foods	124.4	121.4	2	225.7	236.7	(5)
Sweet Baked Snacks	21.8	70.6	(69)	56.0	145.0	(61)
International and Away From Home	76.4	68.0	12	141.9	116.6	22
Segment profit margin:
U.S. Retail Coffee	18.2%	28.8%		18.4%	28.3%
U.S. Retail Frozen Handheld and Spreads	22.1	23.9		22.9	23.9
U.S. Retail Pet Foods	30.1	27.3		28.9	28.0
Sweet Baked Snacks	8.5	22.4		11.0	22.3
International and Away From Home	21.8	21.2		22.1	19.7
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $144.9 in the second quarter of 2026. Net price realization increased net sales by 27 percentage points, reflecting higher net pricing across the portfolio. Volume/mix decreased net sales by 6 percentage points, primarily reflecting decreases for the Folgers and Dunkin’ brands, partially offset by an increase for the Café Bustelo brand. Segment profit decreased $48.4, primarily reflecting higher commodity costs, tariffs, unfavorable volume/mix, and higher marketing spend, partially offset by higher net price realization.
The U.S. Retail Coffee segment net sales increased $238.7 in the first six months of 2026. Net price realization increased net sales by 23 percentage points, reflecting higher net pricing across the portfolio. Volume/mix decreased net sales by 5 percentage points, primarily reflecting decreases for the Folgers and Dunkin’ brands, partially offset by an increase for the Café Bustelo brand. Segment profit decreased $86.8, primarily reflecting higher commodity costs, unfavorable volume/mix, tariffs, and higher marketing spend, partially offset by higher net price realization.
U.S. Retail Frozen Handheld and Spreads
The U.S. Retail Frozen Handheld and Spreads segment net sales decreased $24.1 in the second quarter of 2026. Volume/mix decreased net sales by 8 percentage points, primarily reflecting decreases for peanut butter, fruit spreads, and Uncrustables sandwiches. Net price realization contributed 3 percentage points to net sales, primarily reflecting higher net pricing for Uncrustables sandwiches. Segment profit decreased $14.0, primarily driven by unfavorable volume/mix, higher marketing spend, and increased costs, partially offset by higher net price realization and lower pre-production expenses related to the new Uncrustables sandwiches manufacturing facility.
The U.S. Retail Frozen Handheld and Spreads segment net sales decreased $36.2 in the first six months of 2026. Volume/mix decreased net sales by 5 percentage points, primarily reflecting decreases for peanut butter and fruit spreads. Net price realization contributed 1 percentage point to net sales, reflecting higher net pricing for Uncrustables sandwiches, partially offset by higher trade spend for peanut butter. Segment profit decreased $18.7, primarily driven by unfavorable volume/mix, higher marketing spend, and increased costs, partially offset by lower pre-production expenses related to the new Uncrustables sandwiches manufacturing facility and higher net price realization.

U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $32.2 in the second quarter of 2026. Volume/mix decreased net sales by 8 percentage points, primarily driven by a decrease for dog snacks and lapping contract manufacturing sales related to the divested pet food brands in the prior year. Net price realization contributed 1 percentage point to net sales, reflecting higher net pricing across the portfolio. Segment profit increased $3.0, primarily reflecting lower costs and higher net price realization, partially offset by unfavorable volume/mix.
The U.S. Retail Pet Foods segment net sales decreased $63.9 in the first six months of 2026. Volume/mix decreased net sales by 8 percentage points, primarily reflecting a decrease for dog snacks and lapping contract manufacturing sales related to the divested pet food brands in the prior year. Net price realization was neutral to net sales. Segment profit decreased $11.0, primarily reflecting unfavorable volume/mix, partially offset by higher net price realization and lower marketing spend.
Sweet Baked Snacks
The Sweet Baked Snacks segment net sales decreased $59.4 in the second quarter of 2026, inclusive of the impact of $50.5 of noncomparable net sales in the prior year related to the divested Voortman business and certain Sweet Baked Snacks value brands. Excluding the noncomparable impact of the divestitures, net sales decreased $8.9, or 3 percent. Volume/mix decreased net sales by 2 percentage points, primarily reflecting decreases for snack cakes, private label products, and breakfast, partially offset by an increase for donuts. Net price realization decreased net sales by 1 percentage point, primarily reflecting lower net pricing across the majority of the portfolio. Segment profit decreased $48.8, primarily reflecting higher costs, the impact of noncomparable segment profit in the prior year related to the divested businesses, unfavorable volume/mix, and higher marketing spend.
The Sweet Baked Snacks segment net sales decreased $139.9 in the first six months of 2026, inclusive of the impact of $103.3 of noncomparable net sales in the prior year related to the divested Voortman business and certain Sweet Baked Snacks value brands. Excluding the noncomparable impact of the divestitures, net sales decreased $36.6, or 7 percent. Volume/mix decreased net sales by 5 percentage points, primarily reflecting decreases for snack cakes and private label products, partially offset by an increase for donuts. Net price realization decreased net sales by 1 percentage point, primarily reflecting lower net pricing for snack cakes. Segment profit decreased $89.0, primarily reflecting higher costs, the impact of noncomparable segment profit in the prior year related to the divested businesses, unfavorable volume/mix, lower net price realization, and higher marketing spend.
International and Away From Home
International and Away From Home net sales increased $29.7 in the second quarter of 2026, including $1.6 of unfavorable foreign currency exchange. Excluding the noncomparable impact of foreign currency exchange, net sales increased $31.3, or 10 percent. Net price realization contributed 9 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix contributed 1 percentage point to net sales, primarily reflecting an increase for Uncrustables sandwiches, partially offset by decreases for coffee, peanut butter, and dog snacks. Segment profit increased $8.4, primarily driven by higher net price realization, lower SD&A expenses, and favorable volume/mix, partially offset by higher costs and tariffs.
International and Away From Home net sales increased $48.4 in the first six months of 2026, including $1.8 of unfavorable foreign currency exchange. Excluding the noncomparable impact of foreign currency exchange, net sales increased $50.2, or 8 percent. Net price realization contributed 9 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix was neutral to net sales as decreases for coffee, fruit spreads, and dog snacks were mostly offset by an increase for Uncrustables sandwiches. Segment profit increased $25.3, primarily driven by higher net price realization, lower SD&A expenses, and favorable volume/mix, partially offset by higher costs and tariffs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $62.8 at October 31, 2025, compared to $69.9 at April 30, 2025.
The following table presents selected cash flow information.

	Six Months Ended October 31,
	2025	2024
Net cash provided by (used for) operating activities	$335.9	$577.1
Net cash provided by (used for) investing activities	(190.0)	(225.7)
Net cash provided by (used for) financing activities	(151.7)	(363.7)

Net cash provided by (used for) operating activities	$335.9	$577.1
Additions to property, plant, and equipment	(150.6)	(210.7)
Free cash flow (A)	$185.3	$366.4
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $241.2 decrease in cash provided by operating activities in the first six months of 2026 was primarily driven by lower net income adjusted for noncash items in the current year and higher working capital requirements in 2026. The cash required to fund working capital increased compared to the prior year, primarily driven by an increase in cash used for inventories, reflecting higher inventory levels and input cost inflation in the current year, and an increase in cash used for accounts payable due to timing of spend and payments, partially offset by increases in cash related to the timing of settling our derivative instruments and the change in trade receivables due to timing of sales and payments.
Cash used for investing activities in the first six months of 2026 consisted primarily of $150.6 in capital expenditures, primarily reflecting plant maintenance and improvement of our facilities, and an increase of $52.8 in our derivative cash margin account balances. Cash used for investing activities in the first six months of 2025 consisted primarily of $210.7 in capital expenditures, reflecting our investments in the new Uncrustables sandwiches manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities. The use of cash for 2025 also included an increase of $14.9 in our derivative cash margin account balances.
Cash used for financing activities in the first six months of 2026 consisted primarily of dividend payments of $231.2, partially offset by a net increase in short-term borrowings of $87.4. Cash used for financing activities in the first six months of 2025 consisted primarily of dividend payments of $226.5 and a net decrease in short-term borrowings of $121.6.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of October 31, 2025, and April 30, 2025, $248.0 and $340.4 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first six months of 2026 and 2025, we paid $679.6 and $818.8, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at October 31, 2025. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of October 31, 2025, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
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
Capital Resources
The following table presents our capital structure.

	October 31, 2025	April 30, 2025
Short-term borrowings	$748.2	$640.8
Long-term debt	7,039.8	7,036.8
Total debt	$7,788.0	$7,677.6
Shareholders’ equity	6,060.2	6,082.6
Total capital	$13,848.2	$13,760.2
We have available a $2.0 billion unsecured revolving credit facility with a group of ten banks that matures in March 2030. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of October 31, 2025, we had $748.5 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 4.29 percent.
We are in compliance with all our debt covenants as of October 31, 2025, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 7: Debt and Financing Arrangements.

Dividend payments were $231.2 and $226.5 in the first six months of 2026 and 2025, respectively, and dividends declared per share were $2.20 and $2.16 in the first six months of 2026 and 2025, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income (loss), financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
During the six months ended October 31, 2025, we did not repurchase any common shares under a repurchase plan authorized by the Board. The shares repurchased during the six months ended October 31, 2025 and 2024, consisted of shares repurchased from stock plan recipients in lieu of cash payments. As of October 31, 2025, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
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
As of October 31, 2025, total cash and cash equivalents of $58.1 was held by our foreign subsidiaries, primarily in Canada. We have not repatriated foreign cash to the U.S. during the first six months of 2026.
Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
As of October 31, 2025, there were no material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2025.
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Gross profit reconciliation:
Gross profit	$869.9	$886.1	$1,344.6	$1,683.3
Change in net cumulative unallocated derivative gains and losses	(103.0)	(11.7)	150.1	18.3
Cost of products sold – special project costs	23.0	5.3	38.4	10.6
Adjusted gross profit	$789.9	$879.7	$1,533.1	$1,712.2
Operating income reconciliation:
Operating income	$418.5	$169.7	$464.1	$519.2
Amortization	50.2	55.8	100.4	111.8
Loss (gain) on divestitures – net	—	260.8	—	260.8
Change in net cumulative unallocated derivative gains and losses	(103.0)	(11.7)	150.1	18.3
Cost of products sold – special project costs	23.0	5.3	38.4	10.6
Other special project costs	5.6	10.7	11.6	17.8
Adjusted operating income	$394.3	$490.6	$764.6	$938.5
Net income (loss) reconciliation:
Net income (loss)	$241.3	$(24.5)	$197.4	$160.5
Income tax expense	77.1	91.3	64.5	152.3
Amortization	50.2	55.8	100.4	111.8
Loss (gain) on divestitures – net	—	260.8	—	260.8
Change in net cumulative unallocated derivative gains and losses	(103.0)	(11.7)	150.1	18.3
Cost of products sold – special project costs	23.0	5.3	38.4	10.6
Other special project costs	5.6	10.7	11.6	17.8
Other expense – special project costs	0.9	—	0.9	—
Adjusted income before income taxes	$295.1	$387.7	$563.3	$732.1
Income taxes, as adjusted	70.8	93.5	135.6	178.4
Adjusted income	$224.3	$294.2	$427.7	$553.7
Weighted-average shares – assuming dilution	106.9	106.7	106.9	106.6
Adjusted earnings per share – assuming dilution	$2.10	$2.76	$4.00	$5.19
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
Interest Rate Risk: The fair value of our cash and cash equivalents at October 31, 2025, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.

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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at October 31, 2025, would increase the fair value of our long-term debt by $556.1.
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

	October 31, 2025	April 30, 2025
High	$113.5	$112.7
Low	(30.0)	20.0
Average	40.1	49.6
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of October 31, 2025, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of October 31, 2025, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 4 percent of net sales during the six months ended October 31, 2025. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of October 31, 2025 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the second quarter of 2026, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the maximum number of shares that may yet be purchased under the plans or programs:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2025 - August 31, 2025	8	$111.55	—	1,111,472
September 1, 2025 - September 30, 2025	3,380	108.90	—	1,111,472
October 1, 2025 - October 31, 2025	323	106.99	—	1,111,472
Total	3,711	$108.74	—	1,111,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of October 31, 2025, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 5. Other Information.
(c) Trading Plans
During the first six months of 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 37 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 25, 2025	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chief Executive Officer and Chair of the Board

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
10.1	Form of 2025 Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.