Form 10-Q
period 2026-01-31
J M SMUCKER Co
filed 2026-02-26
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 106,648,319 common shares outstanding on February 19, 2026.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions, except per share data	2026	2025	2026	2025
Net sales	$2,339.4	$2,186.0	$6,782.8	$6,582.3
Cost of products sold (A)	1,511.6	1,307.9	4,610.4	4,020.9
Gross Profit	827.8	878.1	2,172.4	2,561.4
Selling, distribution, and administrative expenses	363.2	367.6	1,138.8	1,148.4
Amortization	50.3	53.9	150.7	165.7
Goodwill impairment charges	507.5	794.3	507.5	794.3
Other intangible assets impairment charges	454.2	208.2	454.2	208.2
Other special project costs (A)	5.0	10.1	16.6	27.9
Loss (gain) on divestitures – net	—	50.2	—	311.0
Other operating expense (income) – net	(4.0)	(12.2)	(11.1)	(19.3)
Operating Income (Loss)	(548.4)	(594.0)	(84.3)	(74.8)
Interest expense – net	(94.5)	(95.4)	(293.3)	(294.5)
Other debt gains (charges) – net	—	30.3	—	30.3
Other income (expense) – net (A)	(9.0)	(3.4)	(12.4)	(10.7)
Income (Loss) Before Income Taxes	(651.9)	(662.5)	(390.0)	(349.7)
Income tax expense (benefit)	72.3	(0.2)	136.8	152.1
Net Income (Loss)	$(724.2)	$(662.3)	$(526.8)	$(501.8)
Earnings per common share:
Net Income (Loss)	$(6.79)	$(6.22)	$(4.94)	$(4.72)
Net Income (Loss) – Assuming Dilution	$(6.79)	$(6.22)	$(4.94)	$(4.72)
(A)    Includes certain divestiture, acquisition, integration, and restructuring costs (“special project costs”). For more information, see Note 4: Special Project Costs and Note 5: Reportable Segments.
See notes to unaudited condensed consolidated financial statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
Dollars in millions	2026	2025	2026	2025
Net income (loss)	$(724.2)	$(662.3)	$(526.8)	$(501.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	7.1	(3.6)	2.8	(14.3)
Cash flow hedging derivative activity, net of tax	2.4	45.8	7.2	51.0
Pension and other postretirement benefit plans activity, net of tax	5.2	0.3	5.8	1.0
Available-for-sale securities activity, net of tax	(0.2)	(0.8)	0.5	(0.4)
Total Other Comprehensive Income (Loss)	14.5	41.7	16.3	37.3
Comprehensive Income (Loss)	$(709.7)	$(620.6)	$(510.5)	$(464.5)
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	January 31, 2026	April 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$52.8	$69.9
Trade receivables – net	645.7	619.0
Inventories:
Finished products	647.1	680.0
Raw materials	524.0	529.4
Total Inventory	1,171.1	1,209.4
Other current assets	119.0	248.3
Total Current Assets	1,988.6	2,146.6
Property, Plant, and Equipment
Land and land improvements	158.3	157.5
Buildings and fixtures	1,437.9	1,383.5
Machinery and equipment	3,447.1	3,257.1
Construction in progress	547.9	619.4
Gross Property, Plant, and Equipment	5,591.2	5,417.5
Accumulated depreciation	(2,586.9)	(2,337.9)
Total Property, Plant, and Equipment	3,004.3	3,079.6
Other Noncurrent Assets
Operating lease right-of-use assets	153.0	115.4
Goodwill	5,204.6	5,710.0
Other intangible assets – net	5,743.3	6,346.9
Other noncurrent assets	171.9	164.8
Total Other Noncurrent Assets	11,272.8	12,337.1
Total Assets	$16,265.7	$17,563.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,125.6	$1,288.7
Accrued trade marketing and merchandising	198.6	188.8
Short-term borrowings	486.9	640.8
Other current liabilities	546.2	533.7
Total Current Liabilities	2,357.3	2,652.0
Noncurrent Liabilities
Long-term debt	6,841.3	7,036.8
Deferred income taxes	1,541.1	1,548.6
Noncurrent operating lease liabilities	126.1	84.1
Other noncurrent liabilities	163.8	159.2
Total Noncurrent Liabilities	8,672.3	8,828.7
Total Liabilities	11,029.6	11,480.7
Shareholders’ Equity
Common shares	26.7	26.6
Additional capital	5,750.4	5,738.7
Retained income (accumulated deficit)	(372.8)	501.8
Accumulated other comprehensive income (loss)	(168.2)	(184.5)
Total Shareholders’ Equity	5,236.1	6,082.6
Total Liabilities and Shareholders’ Equity	$16,265.7	$17,563.3
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
Dollars in millions	2026	2025
Operating Activities
Net income (loss)	$(526.8)	$(501.8)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation	271.9	213.4
Amortization	150.7	165.7
Goodwill impairment charges	507.5	794.3
Other intangible assets impairment charges	454.2	208.2
Pension settlement loss (gain)	7.8	—
Share-based compensation expense	20.4	25.2
Loss (gain) on divestitures – net	—	311.0
Deferred income tax expense (benefit)	(11.8)	(63.2)
Other noncash adjustments – net	41.9	6.7
Changes in assets and liabilities, net of effect from acquisition and divestitures:
Trade receivables	(26.3)	80.5
Inventories	38.6	(59.2)
Other current assets	87.4	(27.7)
Accounts payable	(150.8)	(173.7)
Accrued liabilities	(84.8)	(117.0)
Income and other taxes	118.8	(33.5)
Other – net	(4.3)	(12.4)
Net Cash Provided by (Used for) Operating Activities	894.4	816.5
Investing Activities
Additions to property, plant, and equipment	(222.1)	(298.8)
Proceeds from divestitures – net	—	290.5
Proceeds from disposal of property, plant, and equipment	13.1	0.2
Collateral received (pledged) for derivative cash margin accounts	34.8	(10.4)
Other – net	0.3	—
Net Cash Provided by (Used for) Investing Activities	(173.9)	(18.5)
Financing Activities
Short-term borrowings (repayments) – net	(181.0)	(153.2)
Repayments of long-term debt	(200.0)	(300.0)
Quarterly dividends paid	(347.9)	(340.9)
Purchase of treasury shares	(5.2)	(3.1)
Other – net	(3.6)	(13.4)
Net Cash Provided by (Used for) Financing Activities	(737.7)	(810.6)
Effect of exchange rate changes on cash	0.1	(2.2)
Net increase (decrease) in cash and cash equivalents	(17.1)	(14.8)
Cash and cash equivalents at beginning of period	69.9	62.0
Cash and Cash Equivalents at End of Period	$52.8	$47.2
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended January 31, 2026
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2025	106,425,081	$26.6	$5,738.7	$501.8	$(184.5)	$6,082.6
Net income (loss)				(43.9)		(43.9)
Other comprehensive income (loss)					2.0	2.0
Comprehensive income (loss)						(41.9)
Purchase of treasury shares	(47,688)	—	(5.8)	1.2		(4.6)
Stock plans	309,721	0.1	5.3	1.1		6.5
Cash dividends declared, $1.10 per common share				(116.7)		(116.7)
Balance at July 31, 2025	106,687,114	$26.7	$5,738.2	$343.5	$(182.5)	$5,925.9
Net income (loss)				241.3		241.3
Other comprehensive income (loss)					(0.2)	(0.2)
Comprehensive income (loss)						241.1
Purchase of treasury shares	(3,711)	—	(0.5)	0.1		(0.4)
Stock plans	11,766	—	10.3			10.3
Cash dividends declared, $1.10 per common share				(116.7)		(116.7)
Balance at October 31, 2025	106,695,169	$26.7	$5,748.0	$468.2	$(182.7)	$6,060.2
Net income (loss)				(724.2)		(724.2)
Other comprehensive income (loss)					14.5	14.5
Comprehensive income (loss)						(709.7)
Purchase of treasury shares	(1,163)	—	(0.2)	—		(0.2)
Stock plans	4,177	—	2.6			2.6
Cash dividends declared, $1.10 per common share				(116.8)		(116.8)
Balance at January 31, 2026	106,698,183	$26.7	$5,750.4	$(372.8)	$(168.2)	$5,236.1

	Nine Months Ended January 31, 2025
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2024	106,194,281	$26.5	$5,713.9	$2,188.1	$(234.6)	$7,693.9
Net income (loss)				185.0		185.0
Other comprehensive income (loss)					2.4	2.4
Comprehensive income (loss)						187.4
Purchase of treasury shares	(22,748)	—	(3.2)	0.6		(2.6)
Stock plans	236,997	0.1	4.5	0.8		5.4
Cash dividends declared, $1.08 per common share				(114.6)		(114.6)
Balance at July 31, 2024	106,408,530	$26.6	$5,715.2	$2,259.9	$(232.2)	$7,769.5
Net income (loss)				(24.5)		(24.5)
Other comprehensive income (loss)					(6.8)	(6.8)
Comprehensive income (loss)						(31.3)
Purchase of treasury shares	(972)	—	0.3	—		0.3
Stock plans	8,972	—	8.2			8.2
Cash dividends declared, $1.08 per common share				(113.6)		(113.6)
Balance at October 31, 2024	106,416,530	$26.6	$5,723.7	$2,121.8	$(239.0)	$7,633.1
Net income (loss)				(662.3)		(662.3)
Other comprehensive income (loss)					41.7	41.7
Comprehensive income (loss)						(620.6)
Purchase of treasury shares	(3,549)	—	(0.4)	—		(0.4)
Stock plans	5,015	—	9.6			9.6
Cash dividends declared, $1.08 per common share				(114.4)		(114.4)
Balance at January 31, 2025	106,417,996	$26.6	$5,732.9	$1,345.1	$(197.3)	$6,907.3
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
Operating results for the nine months ended January 31, 2026, are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2025.
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
Divestiture Costs: Total divestiture costs incurred to date related to the Sahale Snacks® and Canada condiment businesses that were divested in 2024 were $6.4, which included $4.3 and $2.1 of employee-related and other transition and termination costs, respectively, all of which were cash charges. We did not incur any divestiture costs during the three and nine months ended January 31, 2026, and incurred divestiture costs of $1.3 and $1.7 during the three and nine months ended January 31, 2025, respectively, primarily consisting of employee-related costs. We do not anticipate any additional costs to be incurred related to these divestiture activities. The obligation related to severance and retention bonuses was fully satisfied as of April 30, 2025.
As a result of our recent divestitures, we identified opportunities to address certain distribution inefficiencies. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026. We have recognized total cumulative costs of $8.9, of which $0.5 and $2.4 were recognized during the three and nine months ended January 31, 2026, respectively, and $2.1 and $3.0 during the three and nine months ended January 31, 2025, respectively, primarily consisting of other transition and termination costs.
Integration Costs: On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, Inc. (“Hostess Brands”), a manufacturer and marketer of sweet baked goods brands. Total integration costs related to the acquisition are anticipated to be approximately $190.0 and include transaction costs, employee-related costs, and other transition and termination charges.
The following table summarizes our integration costs incurred related to the acquisition of Hostess Brands.

	Three Months Ended January 31,		Nine Months Ended January 31,		Total Costs Incurred to Date at January 31, 2026
	2026	2025	2026	2025
Transaction costs	$—	$—	$—	$—	$99.0
Employee-related costs	0.4	2.5	0.8	9.5	43.8
Other transition and termination costs	—	5.3	0.7	25.4	43.6
Total integration costs	$0.4	$7.8	$1.5	$34.9	$186.4

Cumulative noncash charges incurred through January 31, 2026, were $16.1 and primarily consisted of accelerated depreciation. We incurred noncash charges of $0.2 and $0.7 during the three and nine months ended January 31, 2026, and incurred $1.7 and $13.2 during the three and nine months ended January 31, 2025, respectively. Transaction costs primarily reflect equity compensation payouts, legal fees, and fees related to a 364-day senior unsecured Bridge Term Loan Credit Facility that provided committed financing for the acquisition of Hostess Brands. Other transition and termination costs primarily consist of contract termination charges, accelerated depreciation, and consulting fees. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs. The obligation related to severance and retention bonuses was $1.1 and $6.2 at January 31, 2026, and April 30, 2025, respectively.
Restructuring Costs: During the first quarter of 2026, we announced plans to close our Indianapolis, Indiana manufacturing facility, which manufactures Hostess® branded products, and consolidated operations into other existing facilities during the third quarter of 2026 to further optimize operations within our Sweet Baked Snacks segment.
The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended January 31,	Nine Months Ended January 31,	Total Costs Incurred to Date at January 31, 2026
	2026	2026
Employee-related costs	$0.6	$6.4	$6.4
Other transition and termination costs	25.9	68.0	68.0
Total restructuring costs	$26.5	$74.4	$74.4
Noncash charges were included in other transition and termination costs and consisted of accelerated depreciation. We incurred noncash charges of $23.7 and $62.6 during the three and nine months ended January 31, 2026, respectively. We anticipate any remaining charges to be minimal. The obligation related to severance and retention bonuses was $1.1 at January 31, 2026.
Note 5: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, and Sweet Baked Snacks. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable. Subsequent to the third quarter of 2026, we announced several senior leadership updates in support of continued advancement of our long-term growth strategy and enhancement of our profitability and earnings. As a result, we are evaluating the impact of these changes to the way in which we present our reportable segments during the fourth quarter of 2026.
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
The following tables reconcile segment profit to income before income taxes.

	Three Months Ended January 31, 2026
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$908.2	$454.0	$417.1	$224.8	$335.3	$2,339.4
Segment cost of products sold (A)	629.8	290.3	231.3	170.9	226.3
Segment selling and distribution expenses (B)	79.3	60.3	67.2	42.5	36.8
Other segment items (C)	0.1	(0.2)	(3.3)	(0.8)	0.2
Segment profit	$199.0	$103.6	$121.9	$12.2	$72.0	$508.7
Reconciliation of segment profit:
Amortization						(50.3)
Goodwill impairment charges						(507.5)
Other intangible assets impairment charges						(454.2)
Interest expense – net						(94.5)
Change in net cumulative unallocated derivative gains and losses						59.3
Cost of products sold – special project costs (D)						(22.3)
Other special project costs (D)						(5.0)
Corporate administrative expenses						(77.1)
Other income (expense) – net (D)						(9.0)
Income before income taxes						$(651.9)

	Nine Months Ended January 31, 2026
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$2,474.3	$1,399.8	$1,198.3	$734.1	$976.3	$6,782.8
Segment cost of products sold (A)	1,730.8	876.0	660.6	538.0	653.5
Segment selling and distribution expenses (B)	255.4	203.0	201.8	126.9	110.7
Other segment items (C)	0.6	0.8	(11.7)	1.0	(1.8)
Segment profit	$487.5	$320.0	$347.6	$68.2	$213.9	$1,437.2
Reconciliation of segment profit:
Amortization						(150.7)
Goodwill impairment charges						(507.5)
Other intangible assets impairment charges						(454.2)
Interest expense – net						(293.3)
Change in net cumulative unallocated derivative gains and losses						(90.8)
Cost of products sold – special project costs (D)						(60.7)
Other special project costs (D)						(16.6)
Corporate administrative expenses						(241.0)
Other income (expense) – net (D)						(12.4)
Income before income taxes						$(390.0)

	Three Months Ended January 31, 2025
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$740.6	$445.2	$423.0	$278.6	$298.6	$2,186.0
Segment cost of products sold (A)	464.5	282.2	237.8	182.9	199.4
Segment selling and distribution expenses (B)	74.7	62.0	73.3	42.2	38.2
Other segment items (C)	(7.2)	1.8	(4.9)	(1.3)	(0.6)
Segment profit	$208.6	$99.2	$116.8	$54.8	$61.6	$541.0
Reconciliation of segment profit:
Amortization						(53.9)
Goodwill impairment charges						(794.3)
Other intangible assets impairment charges						(208.2)
Gain (loss) on divestitures – net						(50.2)
Interest expense – net						(95.4)
Change in net cumulative unallocated derivative gains and losses						60.0
Cost of products sold – special project costs (D)						(1.1)
Other special project costs (D)						(10.1)
Other debt gains (charges) – net (E)						30.3
Corporate administrative expenses						(77.2)
Other income (expense) – net						(3.4)
Income (loss) before income taxes						$(662.5)

	Nine Months Ended January 31, 2025
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Net sales	$2,068.0	$1,427.2	$1,268.1	$927.8	$891.2	$6,582.3
Segment cost of products sold (A)	1,260.2	885.7	714.4	593.9	596.7
Segment selling and distribution expenses (B)	230.5	204.5	211.0	135.6	119.4
Other segment items (C)	(6.6)	2.7	(10.8)	(1.5)	(3.1)
Segment profit	$583.9	$334.3	$353.5	$199.8	$178.2	$1,649.7
Reconciliation of segment profit:
Amortization						(165.7)
Goodwill impairment charges						(794.3)
Other intangible assets impairment charges						(208.2)
Gain (loss) on divestitures – net						(311.0)
Interest expense – net						(294.5)
Change in net cumulative unallocated derivative gains and losses						41.7
Cost of products sold – special project costs (D)						(11.7)
Other special project costs (D)						(27.9)
Other debt gains (charges) – net (E)						30.3
Corporate administrative expenses						(247.4)
Other income (expense) – net						(10.7)
Income before income taxes						$(349.7)
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

(C)    Other segment items primarily reflects the loss (gain) on disposal of assets, plant administrative expenses, equity method investment income, and royalty income. Further, favorable property taxes are included in the U.S. Retail Coffee segment for the three and nine months ended January 31, 2025.
(D)    Includes special project costs related to certain divestiture, acquisition, integration, and restructuring activities. For more information, see Note 4: Special Project Costs.
(E)    Includes a net gain on extinguishment of debt as a result of tender offers completed during the third quarter of 2025. For more information, see Note 8: Debt and Financing Arrangements.
The following tables present total assets; total depreciation, amortization, and impairment charges; and total additions to property, plant, and equipment by segment.

			January 31, 2026	April 30, 2025
Assets:
U.S. Retail Coffee			$4,731.3	$4,927.8
U.S. Retail Frozen Handheld and Spreads			3,236.4	3,263.1
U.S. Retail Pet Foods			4,638.8	4,679.3
Sweet Baked Snacks			2,334.1	3,394.9
International and Away From Home			1,215.5	1,037.1
Unallocated (A)			109.6	261.1
Total assets			$16,265.7	$17,563.3

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Depreciation, amortization, and impairment charges:
U.S. Retail Coffee	$24.5	$24.2	$73.2	$73.0
U.S. Retail Frozen Handheld and Spreads	24.7	23.4	74.7	64.5
U.S. Retail Pet Foods	31.2	30.1	92.1	89.9
Sweet Baked Snacks	984.5	1,028.4	1,028.8	1,087.3
International and Away From Home	10.1	9.2	30.3	27.0
Unallocated (B)	30.8	9.3	85.2	39.9
Total depreciation, amortization, and impairment charges	$1,105.8	$1,124.6	$1,384.3	$1,381.6
Additions to property, plant, and equipment:
U.S. Retail Coffee	$8.3	$13.4	$27.1	$44.0
U.S. Retail Frozen Handheld and Spreads	20.0	33.6	78.8	119.1
U.S. Retail Pet Foods	13.8	17.1	35.3	61.2
Sweet Baked Snacks	17.0	12.7	46.0	39.4
International and Away From Home	12.4	11.3	34.9	35.1
Total additions to property, plant, and equipment	$71.5	$88.1	$222.1	$298.8
(A)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(B)Primarily represents unallocated accelerated depreciation related to restructuring activities and corporate administrative expenses, mainly consisting of depreciation and software amortization.
The following table presents certain geographical information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Net sales:
United States	$2,214.4	$2,068.4	$6,426.2	$6,220.0
International:
Canada	$90.1	$89.8	$255.3	$271.9
All other international	34.9	27.8	101.3	90.4
Total international	$125.0	$117.6	$356.6	$362.3
Total net sales	$2,339.4	$2,186.0	$6,782.8	$6,582.3

The following table presents product category information.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025	Primary Reportable Segment (A)
Coffee	$1,034.0	$830.8	$2,816.6	$2,339.7	U.S. Retail Coffee
Frozen handheld	231.4	210.5	738.4	679.6	U.S. Retail Frozen Handheld and Spreads
Sweet baked goods	224.8	266.1	734.1	841.9	Sweet Baked Snacks
Pet snacks	227.9	237.4	663.3	719.4	U.S. Retail Pet Foods
Peanut butter	201.8	200.9	595.9	633.3	U.S. Retail Frozen Handheld and Spreads
Cat food	204.5	197.8	581.0	581.7	U.S. Retail Pet Foods
Fruit spreads	92.0	99.4	279.5	307.6	U.S. Retail Frozen Handheld and Spreads
Portion control	45.4	53.1	145.9	164.0	Other (B)
Toppings and syrups	25.6	20.7	81.8	69.3	U.S. Retail Frozen Handheld and Spreads
Baking mixes and ingredients	24.7	23.2	67.8	66.3	Other (B)
Cookies	—	12.9	—	86.3	Sweet Baked Snacks
Other	27.3	33.2	78.5	93.2	Other (B)
Total net sales	$2,339.4	$2,186.0	$6,782.8	$6,582.3
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the combined International and Away From Home operating segments.
Note 6: Earnings per Share
We computed net income (loss) per common share (“basic earnings per share”) under the two-class method for the three and nine months ended January 31, 2026 and 2025, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. Further, we computed net income (loss) per common share – assuming dilution (“diluted earnings per share”) under the two-class and treasury stock methods to determine the method that was most dilutive, in accordance with FASB Accounting Standards Codification 260, Earnings Per Share. For the three and nine months ended January 31, 2026 and 2025, we recognized a net loss and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share.
The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Net income (loss)	$(724.2)	$(662.3)	$(526.8)	$(501.8)
Less: Net income (loss) allocated to participating securities	—	—	—	—
Net income (loss) allocated to common stockholders	$(724.2)	$(662.3)	$(526.8)	$(501.8)
Weighted-average common shares outstanding	106.7	106.4	106.7	106.4
Add: Dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	106.7	106.4	106.7	106.4
Net income (loss) per common share	$(6.79)	$(6.22)	$(4.94)	$(4.72)
Net income (loss) per common share – assuming dilution	$(6.79)	$(6.22)	$(4.94)	$(4.72)

The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Net income (loss)	$(724.2)	$(662.3)	$(526.8)	$(501.8)
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.7	106.4	106.7	106.4
Add: Dilutive effect of stock options	—	—	—	—
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	106.7	106.4	106.7	106.4
Net income (loss) per common share – assuming dilution	$(6.79)	$(6.22)	$(4.94)	$(4.72)
Note 7: Goodwill and Other Intangible Assets

The following table summarizes the changes in our goodwill.

	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	International and Away From Home	Total
Balance at April 30, 2025	$2,090.9	$1,139.9	$1,580.2	$507.5	$391.5	$5,710.0
Impairment charge (A)	—	—	—	(507.5)	—	(507.5)
Other (B)	—	—	—	—	2.1	2.1
Balance at January 31, 2026	$2,090.9	$1,139.9	$1,580.2	$—	$393.6	$5,204.6
(A)We have recognized accumulated goodwill impairment charges of $2,412.0 as of January 31, 2026.
(B)The amount classified as other in International and Away From Home represents foreign currency translation adjustments.
The following table summarizes our other intangible assets and related accumulated amortization and impairment charges including foreign currency exchange adjustments.

	January 31, 2026			April 30, 2025
	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net	Acquisition Cost	Accumulated Amortization/Impairment Charges/Foreign Currency Exchange	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,596.5	$2,245.3	$2,351.2	$4,596.5	$2,099.0	$2,497.5
Patents and technology	163.0	161.2	1.8	163.0	161.0	2.0
Trademarks	1,687.9	894.7	793.2	136.4	116.5	19.9
Total intangible assets subject to amortization	$6,447.4	$3,301.2	$3,146.2	$4,895.9	$2,376.5	$2,519.4
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$2,820.5	$223.4	$2,597.1	$4,372.0	$544.5	$3,827.5
Total other intangible assets	$9,267.9	$3,524.6	$5,743.3	$9,267.9	$2,921.0	$6,346.9

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1, and more often if indicators of impairment exist.

During the third quarter of 2026, both net sales and segment profit continued to underperform as compared to plan for the Sweet Baked Snacks segment, reflecting sustained challenges in the sweet baked goods category, ongoing executional and operating challenges, and the impact of a dynamic macroeconomic environment, inclusive of continued pressures on consumer discretionary spending and an evolving regulatory environment. Furthermore, we also completed our long-range planning process during the third quarter of 2026, which resulted in a decrease in projected net sales and segment profit for the Sweet

Baked Snacks segment, as compared to the projected financial information used in the previous impairment test during the fourth quarter of 2025. The declines are reflective of both near-term underperformance and long-term expectations for both net sales and segment profit, driven by the sustained reduction in consumer discretionary income due to inflationary pressures and an overall shift in consumer sentiment related to sweet baked goods, contributing to a slower than anticipated recovery in the sweet baked goods category. In addition, the overall reduction in net sales and segment profit, in conjunction with the sustained underperformance of the sweet baked goods category, led to a further reduction of the projected long-term growth rate and royalty rate for the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively.

As a result of these declines and the narrow differences between estimated fair values and carrying values as of April 30, 2025, we performed an interim impairment analysis on the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark. We recognized total pre-tax impairment charges of $961.7 during the third quarter of 2026, of which $507.5 and $454.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. The goodwill impairment charge represents the full remaining carrying value of the goodwill within the Sweet Baked Snacks reporting unit and the indefinite-lived trademark impairment charge represents the excess of the carrying value over the estimated fair value. These charges were included as noncash charges in our Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows. As a result of the goodwill impairment charge, we completed an impairment review of the remaining long-lived assets within the Sweet Baked Snacks reporting unit and did not recognize any additional impairment charges. Furthermore, we reassessed the long-term strategic expectations for the Hostess brand, inclusive of the impact of recent category trends, resulting in the reprioritization of our investments in growth brands outside of the reporting unit and the brand being reclassified as a finite-lived intangible asset as of January 31, 2026. The reclassification will result in annual amortization expense of $38.8. There were no other indicators of impairment during the third quarter of 2026, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of January 31, 2026.

During the third quarter of 2025, we recognized total pre-tax impairment charges of $1.0 billion, of which $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively, due to a decline in both actual and forecasted net sales, reflecting underperformance of the business, increased inflationary pressures, and diminished consumer discretionary income. These charges were included as noncash charges in our Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows.
Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	January 31, 2026		April 30, 2025
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.38% Senior Notes due December 15, 2027	$500.0	$499.2	$500.0	$498.9
5.90% Senior Notes due November 15, 2028	750.0	746.6	750.0	745.7
2.38% Senior Notes due March 15, 2030	500.0	498.0	500.0	497.7
2.13% Senior Notes due March 15, 2032	364.5	361.7	364.5	361.3
6.20% Senior Notes due November 15, 2033	1,000.0	993.1	1,000.0	992.4
4.25% Senior Notes due March 15, 2035	650.0	646.3	650.0	645.9
2.75% Senior Notes due September 15, 2041	177.5	176.1	177.5	176.1
6.50% Senior Notes due November 15, 2043	750.0	737.7	750.0	737.2
4.38% Senior Notes due March 15, 2045	600.0	589.6	600.0	589.2
3.55% Senior Notes due March 15, 2050	161.2	159.3	161.2	159.3
6.50% Senior Notes due November 15, 2053	1,000.0	983.7	1,000.0	983.2
Term Loan Credit Agreement due March 5, 2027	450.0	450.0	650.0	649.9
Total long-term debt	$6,903.2	$6,841.3	$7,103.2	$7,036.8
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.

In March 2025, we entered into a $650.0 senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”). Borrowings under the Term Loan bear interest on the prevailing Secured Overnight Financing Rate (“SOFR”) and are payable at the end of the borrowing term. The Term Loan matures on March 5, 2027, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. On March 14, 2025, the full amount was drawn on the Term Loan to partially finance the repayment of $1.0 billion in principal of our 3.50% Senior Notes due March 15, 2025. During the three months ended January 31, 2026, we prepaid $200.0. As of January 31, 2026, the interest rate on the Term Loan was 4.77 percent. Subsequent to the quarter, we prepaid an additional $100.0 on the Term Loan.
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
We have available a $2.0 billion unsecured revolving credit facility with a group of ten banks that matures in March 2030. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, SOFR, Euro Interbank Offered Rate, or Canadian Overnight Repo Rate Average, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility as of January 31, 2026, or April 30, 2025.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2026, and April 30, 2025, we had $487.0 and $641.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 3.85 and 4.73 percent, respectively.

Interest paid totaled $133.5 and $126.9 for the three months ended January 31, 2026 and 2025, respectively, and $332.2 and $341.8 for the nine months ended January 31, 2026 and 2025, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and the payment of other debt fees.

Our debt instruments contain covenant restrictions, including an interest coverage ratio. As of January 31, 2026, we are in compliance with all covenants.

Note 9: Pensions and Other Postretirement Benefits
The following table summarizes our net periodic benefit cost for defined benefit pension and other postretirement benefit plans.

	Three Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2026	2025	2026	2025
Service cost	$0.2	$0.1	$0.2	$0.2
Interest cost	3.8	4.5	0.6	0.7
Expected return on plan assets	(3.3)	(3.1)	—	—
Amortization of net actuarial loss (gain)	0.9	1.1	(0.5)	(0.5)
Amortization of prior service cost (credit)	—	—	(0.2)	(0.2)
Settlement loss (gain)	7.8	—	—	—
Net periodic benefit cost	$9.4	$2.6	$0.1	$0.2

	Nine Months Ended January 31,
	Defined Benefit Pension Plans		Other Postretirement Benefits
	2026	2025	2026	2025
Service cost	$0.5	$0.5	$0.5	$0.5
Interest cost	11.4	13.3	1.8	2.0
Expected return on plan assets	(10.0)	(9.3)	—	—
Amortization of net actuarial loss (gain)	2.9	3.3	(1.4)	(1.5)
Amortization of prior service cost (credit)	0.1	0.1	(0.5)	(0.5)
Settlement loss (gain)	7.8	—	—	—
Net periodic benefit cost	$12.7	$7.9	$0.4	$0.5
In October 2023, we approved an amendment to terminate one of our U.S. qualified defined benefit plans, effective as of December 31, 2023. We provided notice to participants of the intent to terminate the plan and applied for a determination letter from the Internal Revenue Service. Pension obligations will be distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract. During the plan year ended December 31, 2023, the asset allocation for the plan’s assets was adjusted in anticipation of the plan termination. Upon settlement of the pension obligations, we will reclassify unrecognized actuarial gains or losses, currently recorded in accumulated other comprehensive income (loss), to the Statement of Consolidated Income (Loss) as a settlement gain or charge. As of January 31, 2026, we had unrecognized losses related to the plan of $35.9. We anticipate the termination process will be substantially complete by the end of 2026. As a result of significant lump sum payments during the third quarter of 2026, we recognized a noncash pre-tax settlement charge of $7.8 to accelerate the unrecognized losses within accumulated other comprehensive income (loss) that would have otherwise been recognized in subsequent periods. The settlement charge was included within other income (expense) - net in the Condensed Statement of Consolidated Income (Loss).
We made contributions of $0.7 and $1.0 to our U.S. qualified defined benefit pension plans for the nine months ended January 31, 2026 and 2025, respectively and direct benefit payments of $2.7 for both the nine months ended January 31, 2026 and 2025.
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
The following table presents the gross notional value of outstanding derivative contracts.

	January 31, 2026	April 30, 2025
Commodity contracts	$403.1	$1,698.1
Foreign currency exchange contracts	101.2	122.4
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2026
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$10.4	$4.8	$—	$—
Foreign currency exchange contracts	0.1	1.1	—	—
Total derivative instruments	$10.5	$5.9	$—	$—

	April 30, 2025
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$81.5	$18.7	$—	$—
Foreign currency exchange contracts	0.8	1.5	—	—
Total derivative instruments	$82.3	$20.2	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral pledged of $2.7 and $37.5 at January 31, 2026, and April 30, 2025, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin accounts is included within investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold in the Condensed Statements of Consolidated Income (Loss) on derivatives not designated as hedging instruments.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Derivative gains (losses) on commodity contracts	$25.1	$60.1	$(142.8)	$50.7
Derivative gains (losses) on foreign currency exchange contracts	(1.7)	3.8	(0.1)	5.5
Total derivative gains (losses) recognized in cost of products sold	$23.4	$63.9	$(142.9)	$56.2
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
The following table presents the net change in cumulative unallocated derivative gains and losses.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Net derivative gains (losses) recognized and classified as unallocated	$23.4	$63.9	$(142.9)	$56.2
Less: Net derivative gains (losses) reclassified to segment operating profit	(35.9)	3.9	(52.1)	14.5
Change in net cumulative unallocated derivative gains and losses	$59.3	$60.0	$(90.8)	$41.7
As of January 31, 2026, the net cumulative unallocated derivative losses were $10.0, and at April 30, 2025, the net cumulative unallocated derivative gains were $80.8.
Cash Flow Hedges
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.1)	(3.0)	(9.4)	(9.8)
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to other debt gains (charges) – net (B)	—	(56.9)	—	(56.9)
Change in accumulated other comprehensive income (loss)	$3.1	$59.9	$9.4	$66.7
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income (Loss) was $94.5 and $95.4 for the three months ended January 31, 2026 and 2025, respectively and, $293.3 and $294.5 for the nine months ended January 31, 2026 and 2025. The reclassification includes terminated contracts which were designated as cash flow hedges.
(B)Other debt gains (charges) – net, as presented in the Condensed Statement of Consolidated Income was $30.3 for the three and nine months ended January 31, 2025. The reclassification is related to the debt extinguishment due to the tender offers, as discussed in Note 8: Debt and Financing Arrangements.

Included as a component of accumulated other comprehensive income (loss) at January 31, 2026 and April 30, 2025, were deferred net pre-tax losses of $108.0 and $117.4, respectively, related to the terminated interest rate contracts associated with the Senior Notes due March 15, 2030 and March 15, 2050, which were terminated in 2020. The related net tax benefit recognized in accumulated other comprehensive income (loss) at January 31, 2026 and April 30, 2025, was $25.1 and $27.3, respectively. Approximately $12.5 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	January 31, 2026		April 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$19.3	$19.3	$20.0	$20.0
Derivative financial instruments – net	4.6	4.6	62.1	62.1
Total long-term debt	(6,841.3)	(6,845.7)	(7,036.8)	(7,242.0)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at January 31, 2026
Marketable securities and other investments: (A)
Equity mutual funds	$4.3	$—	$—	$4.3
Municipal obligations	—	14.1	—	14.1
Money market funds	0.9	—	—	0.9
Derivative financial instruments: (B)
Commodity contracts – net	5.7	(0.1)	—	5.6
Foreign currency exchange contracts – net	—	(1.0)	—	(1.0)
Total long-term debt (C)	(6,372.6)	(473.1)	—	(6,845.7)
Total financial instruments measured at fair value	$(6,361.7)	$(460.1)	$—	$(6,821.8)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2025
Marketable securities and other investments: (A)
Equity mutual funds	$4.0	$—	$—	$4.0
Municipal obligations	—	15.8	—	15.8
Money market funds	0.2	—	—	0.2
Derivative financial instruments: (B)
Commodity contracts – net	62.8	—	—	62.8
Foreign currency exchange contracts – net	—	(0.7)	—	(0.7)
Total long-term debt (C)	(6,532.5)	(709.5)	—	(7,242.0)
Total financial instruments measured at fair value	$(6,465.5)	$(694.4)	$—	$(7,159.9)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of January 31, 2026, our municipal obligations are scheduled to mature as follows: $0.1 in 2026, $3.9 in 2027, $0.4 in 2028, $2.0 in 2029, $0.6 in 2030, and the remaining $7.1 in 2031 and beyond.
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
During the third quarter of 2026, we recognized nonrecurring fair value adjustments of $961.7, of which $507.5 and $454.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. These adjustments were included as noncash charges in our Condensed Statement of Consolidated Income. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair values of the reporting unit and the indefinite-lived trademark. For additional information, see Note 7: Goodwill and Other Intangible Assets.
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

The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	January 31, 2026	April 30, 2025
Operating lease right-of-use assets	$153.0	$115.4
Operating lease liabilities:
Current operating lease liabilities	$33.6	$37.5
Noncurrent operating lease liabilities	126.1	84.1
Total operating lease liabilities	$159.7	$121.6

Finance lease right-of-use assets:
Machinery and equipment	$22.9	$25.4
Accumulated depreciation	(13.2)	(13.5)
Total property, plant, and equipment	$9.7	$11.9
Finance lease liabilities:
Other current liabilities	$3.2	$3.3
Other noncurrent liabilities	7.2	9.2
Total finance lease liabilities	$10.4	$12.5
The following table summarizes the components of lease expense.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Operating lease cost	$11.9	$11.0	$35.9	$35.5
Finance lease cost:
Amortization of right-of-use assets	0.9	0.9	2.6	2.5
Interest on lease liabilities	0.1	0.2	0.4	0.5
Variable lease cost	5.4	3.9	16.8	16.2
Short-term lease cost	10.2	9.4	31.0	33.3
Total lease cost (A)	$28.5	$25.4	$86.7	$88.0
(A)Total lease cost does not include sublease income which is immaterial for all years presented.
The following table sets forth cash flow and noncash information related to leases.

	Nine Months Ended January 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35.3	$36.5
Operating cash flows from finance leases	0.4	0.4
Financing cash flows from finance leases	2.7	2.6
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	68.0	8.7
Finance leases	0.4	2.6

The following table summarizes the maturity of our lease liabilities by fiscal year.

	January 31, 2026
	Operating Leases	Finance Leases
2026 (remainder of the year)	$11.1	$0.9
2027	35.7	3.6
2028	27.0	3.4
2029	25.4	2.0
2030	25.3	0.8
2031 and beyond	61.8	0.6
Total undiscounted minimum lease payments	$186.3	$11.3
Less: Imputed interest	26.6	0.9
Lease liabilities	$159.7	$10.4
We entered into a lease and financing agreement with the Development Authority of Columbus, Georgia (the “Development Authority”), effective December 1, 2025, in connection with a taxable revenue bond transaction between Hostess Brands, LLC and the Development Authority on December 30, 2025 (the “Bond Transaction”). The Bond Transaction required Hostess Brands, LLC to exchange its property to the taxing jurisdiction for one or more tax-exempt bonds issued in the name of Hostess Brands, LLC not to exceed $120.6. As both the owner of the bonds and the lessee of the project, we are not required to make lease payments as our obligation to pay rent is equal to the Development Authority’s obligation to pay debt service on the bonds. Further, in connection with the Bond Transaction, we received a letter agreement from the Columbus, Georgia Board of Tax Assessors granting tax abatement for certain real and personal property located at our Columbus, Georgia bakery through 2045, subject to certain commitments. We have elected to use the right of offset under Accounting Standards Codification 210-20 to net the asset and the liability.
The following table sets forth the weighted average remaining lease term and discount rate.

	January 31, 2026	April 30, 2025
Weighted average remaining lease term (in years):
Operating leases	6.2	6.1
Finance leases	3.5	4.0

Weighted average discount rate:
Operating leases	4.8%	4.6%
Finance leases	5.1%	5.0%
Note 13: Income Taxes

Income tax expense (benefit) for the three months ended January 31, 2026 and 2025, was $72.3 and $(0.2), respectively. The effective income tax rate for the third quarter of 2026 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and an unfavorable permanent impact associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit. The effective income tax rate for the third quarter of 2025 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and an unfavorable permanent impact associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit, partially offset by the reversal of a deferred tax liability upon completion of the sale of the Voortman Cookies Limited entity, and a favorable noncash deferred tax benefit associated with the integration of Hostess Brands into our Company.

Income tax expense (benefit) for the nine months ended January 31, 2026 and 2025, was $136.8 and $152.1, respectively. The effective income tax rate for the first nine months of 2026 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and an unfavorable permanent impact associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit. The effective income tax rate for the first nine months of 2025 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and unfavorable permanent impacts associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit and the sale of the Voortman business, partially offset by the favorable noncash deferred tax benefit associated with the integration of Hostess Brands into our Company.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimated $1.1, primarily as a result of the expiration of statute of limitation periods.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “Act”). The corporate tax changes included in the Act did not have a material impact on our effective income tax rate during the three and nine months ended January 31, 2026, and we do not anticipate a material impact on our effective income tax rate in future periods. The Act’s provisions for accelerated tax deductions will reduce our cash income tax requirements for the current year.
Note 14: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income (loss), are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2025	$(41.7)	$(90.1)	$(53.2)	$0.5	$(184.5)
Reclassification adjustments	—	9.4	8.9	—	18.3
Current period credit (charge)	2.8	—	(1.4)	0.7	2.1
Income tax benefit (expense)	—	(2.2)	(1.7)	(0.2)	(4.1)
Balance at January 31, 2026	$(38.9)	$(82.9)	$(47.4)	$1.0	$(168.2)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2024	$(39.2)	$(143.1)	$(53.4)	$1.1	$(234.6)
Reclassification adjustments	—	66.7	1.4	—	68.1
Current period credit (charge)	(14.3)	—	—	(0.5)	(14.8)
Income tax benefit (expense)	—	(15.7)	(0.4)	0.1	(16.0)
Balance at January 31, 2025	$(53.5)	$(92.1)	$(52.4)	$0.7	$(197.3)
(A)The reclassification from accumulated other comprehensive income (loss) is primarily composed of deferred gains (losses) related to terminated interest rate contracts which were reclassified to interest expense – net. In addition, a portion of the reclassification in 2025 was reclassified to other debt gains (charges) – net resulting from the extinguishment of debt from the tender offers. For additional information, see Note 8: Debt and Financing Arrangements and Note 10: Derivative Financial Instruments.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of settlement charges and amortization of net losses and prior service costs. For additional information, see Note 9: Pensions and Other Postretirement Benefits.
Note 15: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2026. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2026, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
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
Note 16: Common Shares
The following table sets forth common share information.

	January 31, 2026	April 30, 2025
Common shares authorized	300.0	300.0
Common shares outstanding	106.7	106.4
Treasury shares	43.8	44.1
Repurchase Program: During the nine months ended January 31, 2026 and 2025, we did not repurchase any common shares under a repurchase plan authorized by the Board of Directors (the “Board”). The shares repurchased during the nine months ended January 31, 2026 and 2025, consisted of shares repurchased from stock plan recipients in lieu of cash payments. As of January 31, 2026, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations.
Note 17: Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Condensed Statements of Consolidated Cash Flows. Included in accounts payable in the Condensed Consolidated Balance Sheets as of January 31, 2026, and April 30, 2025, were $296.1 and $340.4 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers. During the first nine months of 2026 and 2025, we paid $938.2 and $1,211.9, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2026 and 2025. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
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
Trends Affecting our Business
During the first nine months of 2026, we continued to experience input cost inflation and a dynamic macroeconomic environment, inclusive of tariffs, regulatory and policy changes, and changes in consumer behaviors, including health and wellness trends, which we anticipate will persist through the remainder of 2026. Further, the higher costs have required price increases across our business, and we anticipate that the price elasticity of demand could remain elevated during 2026 as consumers continue to experience broader inflationary pressures and are selective in their spending. In response to the inflationary pressures, we continue to focus on the delivery of our company-wide transformation initiative to deliberately translate our continuous improvement mindset into sustainable productivity initiatives in order to grow our profit margins and reinvest in the Company to enable future growth and cost savings.

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

Results of Operations

	Three Months Ended January 31,			Nine Months Ended January 31,
	2026	2025	% Increase (Decrease)	2026	2025	% Increase (Decrease)
Net sales	$2,339.4	$2,186.0	7%	$6,782.8	$6,582.3	3%
Gross profit	$827.8	$878.1	(6)	$2,172.4	$2,561.4	(15)
% of net sales	35.4%	40.2%		32.0%	38.9%
Operating income (loss)	$(548.4)	$(594.0)	8	$(84.3)	$(74.8)	(13)
% of net sales	(23.4)%	(27.2)%		(1.2)%	(1.1)%
Net income (loss):
Net income (loss)	$(724.2)	$(662.3)	(9)	$(526.8)	$(501.8)	(5)
Net income (loss) per common share – assuming dilution	$(6.79)	$(6.22)	(9)	$(4.94)	$(4.72)	(5)
Adjusted gross profit (A)	$790.8	$819.2	(3)	$2,323.9	$2,531.4	(8)
% of net sales	33.8%	37.5%		34.3%	38.5%
Adjusted operating income (A)	$431.6	$463.8	(7)	$1,196.2	$1,402.3	(15)
% of net sales	18.4%	21.2%		17.6%	21.3%
Adjusted income: (A)
Income	$254.5	$278.3	(9)	$682.2	$832.0	(18)
Earnings per share – assuming dilution	$2.38	$2.61	(9)	$6.38	$7.80	(18)
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2026	2025	Increase (Decrease)	%	2026	2025	Increase (Decrease)	%
Net sales	$2,339.4	$2,186.0	$153.4	7%	$6,782.8	$6,582.3	$200.5	3%
Sweet Baked Snacks value brands divestiture	—	(13.4)	13.4	1	—	(43.3)	43.3	1
Voortman divestiture	—	(12.9)	12.9	1	—	(86.3)	86.3	1
Foreign currency exchange	(2.0)	—	(2.0)	—	(0.2)	—	(0.2)	—
Net sales excluding divestitures and foreign currency exchange (A)	$2,337.4	$2,159.7	$177.7	8%	$6,782.6	$6,452.7	$329.9	5%
Amounts may not add due to rounding.
(A)     Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the third quarter of 2026 increased $153.4, or 7 percent, which includes $26.3 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $177.7, or 8 percent. Net price realization contributed 10 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix decreased net sales by 2 percentage points, primarily driven by decreases for sweet baked goods and fruit spreads, and lapping contract manufacturing sales related to the divested pet food brands in the prior year, partially offset by an increase for Uncrustables sandwiches.
Net sales in the first nine months of 2026 increased $200.5, or 3 percent, which includes $129.6 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $329.9, or 5 percent. Net price realization contributed 9 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix decreased net sales by 4 percentage points, primarily driven by decreases for coffee, dog snacks, sweet baked goods, fruit spreads, and peanut butter, and lapping contract manufacturing sales related to the divested pet food brands in the prior year, partially offset by an increase for Uncrustables sandwiches.

Operating Income (Loss)
The following table presents the components of operating income (loss) as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Gross profit	35.4%	40.2%	32.0%	38.9%
Selling, distribution, and administrative expenses:
Marketing	4.7%	5.2%	5.5%	5.2%
Selling	2.8	2.9	2.9	3.0
Distribution	3.1	3.4	3.1	3.3
General and administrative	5.0	5.4	5.3	5.9
Total selling, distribution, and administrative expenses	15.5%	16.8%	16.8%	17.4%
Amortization	2.2	2.5	2.2	2.5
Goodwill impairment charges	21.7	36.3	7.5	12.1
Other intangible assets impairment charges	19.4	9.5	6.7	3.2
Other special project costs	0.2	0.5	0.2	0.4
Loss (gain) on divestitures – net	—	2.3	—	4.7
Other operating expense (income) – net	(0.2)	(0.6)	(0.2)	(0.3)
Operating income (loss)	(23.4)%	(27.2)%	(1.2)%	(1.1)%
Amounts may not add due to rounding.
Gross profit decreased $50.3, or 6 percent, in the third quarter of 2026, primarily driven by higher costs, inclusive of commodity costs and tariffs, and unfavorable volume/mix, partially offset by higher net price realization.
Operating loss decreased $45.6, or 8 percent, in the third quarter of 2026, primarily driven by lapping a $50.2 net pre-tax loss on divestitures in the prior year and a $40.8 decrease in impairment charges related to the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, partially offset by the decrease in gross profit.
Our non-GAAP financial measures are adjusted to exclude amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) decreased $28.4, or 3 percent, as compared to the prior year third quarter, primarily reflecting the exclusion of the change in special project costs as compared to GAAP gross profit. Adjusted operating income decreased $32.2, or 7 percent, as compared to the prior year third quarter, further reflecting the exclusion of the net pre-tax loss on the divestitures in the prior year and the change in noncash impairment charges.
Gross profit decreased $389.0, or 15 percent, in the first nine months of 2026, primarily driven by higher commodity costs, a net unfavorable impact of derivative gains and losses, tariffs, unfavorable volume/mix, an increase in special project costs, and the noncomparable impact of divestitures, partially offset by higher net price realization.
Operating loss increased $9.5, or 13 percent, in the first nine months of 2026, primarily reflecting the decrease in gross profit, partially offset by lapping a $311.0 net pre-tax loss on divestitures in the prior year, a $40.8 decrease in impairment charges related to the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, lower amortization expense, and a decrease in other special project costs.
Adjusted gross profit decreased $207.5, or 8 percent, as compared to the prior year, reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses and special project costs as compared to GAAP gross profit. Adjusted operating income decreased $206.1, or 15 percent, as compared to the prior year, further reflecting the exclusion of the net pre-tax loss on the divestitures in the prior year and the change in noncash impairment charges, amortization, and other special project costs.
Interest Expense
Net interest expense was comparable to the prior year for the three and nine months ended January 31, 2026. For additional information, refer to Note 8: Debt and Financing Arrangements.

Income Taxes
Income tax expense (benefit) for the three months ended January 31, 2026 and 2025, was $72.3 and $(0.2), respectively. The effective income tax rate for the third quarter of 2026 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and an unfavorable permanent impact associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit. The effective income tax rate for the third quarter of 2025 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and an unfavorable permanent impact associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit, partially offset by the reversal of the deferred tax liability upon completion of the sale of the Voortman Cookies Limited entity, and a favorable noncash deferred tax benefit associated with the integration of Hostess Brands into our Company.

Income tax expense (benefit) for the nine months ended January 31, 2026 and 2025, was $136.8 and $152.1, respectively. The effective income tax rate for the first nine months of 2026 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and the unfavorable permanent impacts associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit. The effective income tax rate for the first nine months of 2025 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to state income taxes and the unfavorable permanent impacts associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit and the sale of the Voortman business, partially offset by the favorable noncash deferred tax benefit associated with the integration of Hostess Brands into our Company.

We anticipate a full-year effective income tax rate for 2026 to be approximately (32.5) percent. For additional information, refer to Note 7: Goodwill and Other Intangible Assets and Note 13: Income Taxes.
Special Project Costs
Divestiture Costs: Total divestiture costs incurred to date related to the Sahale Snacks and Canada condiment businesses that were divested in 2024 were $6.4, which included $4.3 and $2.1 of employee-related and other transition and termination costs, respectively, all of which were cash charges. We did not incur any divestiture costs during the three and nine months ended January 31, 2026, and incurred divestiture costs of $1.3 and $1.7 during the three and nine months ended January 31, 2025, respectively, primarily consisting of employee-related costs. We do not anticipate any additional costs to be incurred related to these divestiture activities.
As a result of our recent divestitures, we identified opportunities to address certain distribution inefficiencies. We anticipate incurring approximately $12.0 of costs related to these efforts, consisting primarily of other transition and termination charges. The majority of these costs are expected to be cash charges and incurred by the end of 2026. We have recognized total cumulative costs of $8.9, of which $0.5 and $2.4 were recognized during the three and nine months ended January 31, 2026, respectively, and $2.1 and $3.0 during the three and nine months ended January 31, 2025, respectively, primarily consisting of other transition and termination costs.

Integration Costs: On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, a manufacturer and marketer of sweet baked goods brands. Total integration costs related to the acquisition are anticipated to be approximately $190.0 and include transaction costs, employee-related costs, and other transition and termination charges. We have recognized total cumulative integration costs of $186.4, of which $0.4 and $1.5 were recognized during the three and nine months ended January 31, 2026, respectively, and $7.8 and $34.9 were recognized during the three and nine months ended January 31, 2025, respectively. We anticipate the remaining integration costs will be incurred by the end of 2026 and are expected to be split between employee-related and other transition and termination costs.
Restructuring Costs: During the first quarter of 2026, we announced plans to close our Indianapolis, Indiana manufacturing facility, which manufactures Hostess branded products, and consolidated operations into other existing facilities during the third quarter of 2026 to further optimize operations within our Sweet Baked Snacks segment. We have recognized total cumulative costs of $74.4, which included $26.5 and $74.4 of employee-related and other transition and termination costs, during the three and nine months ended January 31, 2026, respectively. We anticipate any remaining charges to be minimal.

For further information on these costs, refer to Note 4: Special Project Costs.
Segment Results
We have four reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, and Sweet Baked Snacks. The presentation of International and Away From Home represents a combination of all other operating segments that are not individually reportable. Subsequent to the third quarter of 2026, we announced several senior leadership updates in support of continued advancement of our long-term growth strategy and enhancement of our profitability and earnings. As a result, we are evaluating the impact of these changes to the way in which we present our reportable segments during the fourth quarter of 2026.

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

	Three Months Ended January 31,			Nine Months Ended January 31,
	2026	2025	% Increase (Decrease)	2026	2025	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$908.2	$740.6	23%	$2,474.3	$2,068.0	20%
U.S. Retail Frozen Handheld and Spreads	454.0	445.2	2	1,399.8	1,427.2	(2)
U.S. Retail Pet Foods	417.1	423.0	(1)	1,198.3	1,268.1	(6)
Sweet Baked Snacks	224.8	278.6	(19)	734.1	927.8	(21)
International and Away From Home	335.3	298.6	12	976.3	891.2	10
Segment profit:
U.S. Retail Coffee	$199.0	$208.6	(5)%	$487.5	$583.9	(17)%
U.S. Retail Frozen Handheld and Spreads	103.6	99.2	4	320.0	334.3	(4)
U.S. Retail Pet Foods	121.9	116.8	4	347.6	353.5	(2)
Sweet Baked Snacks	12.2	54.8	(78)	68.2	199.8	(66)
International and Away From Home	72.0	61.6	17	213.9	178.2	20
Segment profit margin:
U.S. Retail Coffee	21.9%	28.2%		19.7%	28.2%
U.S. Retail Frozen Handheld and Spreads	22.8	22.3		22.9	23.4
U.S. Retail Pet Foods	29.2	27.6		29.0	27.9
Sweet Baked Snacks	5.4	19.7		9.3	21.5
International and Away From Home	21.5	20.6		21.9	20.0
U.S. Retail Coffee
The U.S. Retail Coffee segment net sales increased $167.6 in the third quarter of 2026. Net price realization increased net sales by 23 percentage points, reflecting higher net pricing across the portfolio. Volume/mix decreased net sales by 1 percentage point, reflecting decreases for the Dunkin’ and Folgers brands, partially offset by an increase for the Café Bustelo brand. Segment profit decreased $9.6, primarily reflecting higher commodity costs, tariffs, unfavorable volume/mix, and lapping favorable property taxes in the prior year, partially offset by higher net price realization.
The U.S. Retail Coffee segment net sales increased $406.3 in the first nine months of 2026. Net price realization increased net sales by 23 percentage points, reflecting higher net pricing across the portfolio. Volume/mix decreased net sales by 3 percentage points, reflecting decreases for the Dunkin’ and Folgers brands, partially offset by an increase for the Café Bustelo brand. Segment profit decreased $96.4, primarily reflecting higher commodity costs, tariffs, unfavorable volume/mix, and higher marketing spend, partially offset by higher net price realization.
U.S. Retail Frozen Handheld and Spreads
The U.S. Retail Frozen Handheld and Spreads segment net sales increased $8.8 in the third quarter of 2026. Net price realization contributed 2 percentage points to net sales, primarily reflecting higher net pricing for Uncrustables sandwiches, partially offset by higher trade spend for peanut butter. Volume/mix was neutral to net sales, as an increase for peanut butter was mostly offset by a decrease for fruit spreads. Segment profit increased $4.4, primarily driven by higher net price realization and lower pre-production expenses related to the new Uncrustables sandwiches manufacturing facility, partially offset by higher costs and unfavorable volume/mix.
The U.S. Retail Frozen Handheld and Spreads segment net sales decreased $27.4 in the first nine months of 2026. Volume/mix decreased net sales by 3 percentage points, primarily reflecting decreases for peanut butter and fruit spreads. Net price realization contributed 2 percentage points to net sales, reflecting higher net pricing for Uncrustables sandwiches, partially offset by higher trade spend for peanut butter. Segment profit decreased $14.3, primarily driven by unfavorable volume/mix, higher marketing spend, and higher costs, partially offset by higher net price realization and lower pre-production expenses related to the new Uncrustables sandwiches manufacturing facility.
U.S. Retail Pet Foods
The U.S. Retail Pet Foods segment net sales decreased $5.9 in the third quarter of 2026. Volume/mix decreased net sales by 2 percentage points, primarily driven by lapping contract manufacturing sales related to the divested pet food brands in the prior year and a decrease for dog snacks, partially offset by an increase for cat food. Net price realization was neutral to net sales, as higher net pricing for cat food was mostly offset by lower net pricing for dog snacks. Segment profit increased $5.1, primarily reflecting lower marketing spend.
The U.S. Retail Pet Foods segment net sales decreased $69.8 in the first nine months of 2026. Volume/mix decreased net sales by 6 percentage points, primarily reflecting a decrease for dog snacks and lapping contract manufacturing sales related to the divested pet food brands in the prior year, partially offset by an increase for cat food. Net price realization was neutral to net sales. Segment profit decreased $5.9, primarily reflecting unfavorable volume/mix, partially offset by lower marketing spend and higher net price realization.
Sweet Baked Snacks
The Sweet Baked Snacks segment net sales decreased $53.8 in the third quarter of 2026, inclusive of the impact of $26.3 of noncomparable net sales in the prior year related to the divested Voortman business and certain Sweet Baked Snacks value brands. Excluding the noncomparable impact of the divestitures, net sales decreased $27.5, or 11 percent. Volume/mix decreased net sales by 10 percentage points, primarily reflecting decreases for snack cakes, donuts, and breakfast. Net price realization was neutral to net sales. Segment profit decreased $42.6, primarily reflecting higher costs, unfavorable volume/mix, and higher marketing spend.
The Sweet Baked Snacks segment net sales decreased $193.7 in the first nine months of 2026, inclusive of the impact of $129.6 of noncomparable net sales in the prior year related to the divested Voortman business and certain Sweet Baked Snacks value brands. Excluding the noncomparable impact of the divestitures, net sales decreased $64.1, or 8 percent. Volume/mix decreased net sales by 7 percentage points, primarily reflecting decreases for snack cakes and private label products. Net price realization decreased net sales by 1 percentage point, primarily reflecting lower net pricing across the majority of the portfolio. Segment profit decreased $131.6, primarily reflecting higher costs, unfavorable volume/mix, the impact of noncomparable segment profit in the prior year related to the divested businesses, and higher marketing spend.
Subsequent to January 31, 2026, a fire occurred at our Emporia, Kansas manufacturing facility resulting in a temporary disruption of production. We expect the incident to result in reduced net sales in the fourth quarter of 2026. While we continue to evaluate the operational and financial effects of the incident, including potential insurance recoveries, we do not anticipate it to have a material impact on earnings.
International and Away From Home
International and Away From Home net sales increased $36.7 in the third quarter of 2026, including $2.0 of favorable foreign currency exchange. Excluding the noncomparable impact of foreign currency exchange, net sales increased $34.7, or 12 percent. Net price realization contributed 11 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix was neutral to net sales, as increases for Uncrustables sandwiches and coffee was mostly offset by decreases for fruit spreads, portion control products, cat food, and peanut butter. Segment profit increased $10.4, primarily driven by higher net price realization, partially offset by higher costs, tariffs, and unfavorable volume/mix.
International and Away From Home net sales increased $85.1 in the first nine months of 2026, including $0.2 of favorable foreign currency exchange. Excluding the noncomparable impact of foreign currency exchange, net sales increased $84.9, or 10 percent. Net price realization contributed 10 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix was neutral to net sales as decreases for coffee, fruit spreads, portion control products, and dog snacks were mostly offset by an increase for Uncrustables sandwiches. Segment profit increased $35.7, primarily driven by higher net price realization and lower selling, distribution, and administrative expenses, partially offset by higher costs and tariffs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $52.8 at January 31, 2026, compared to $69.9 at April 30, 2025.
The following table presents selected cash flow information.

	Nine Months Ended January 31,
	2026	2025
Net cash provided by (used for) operating activities	$894.4	$816.5
Net cash provided by (used for) investing activities	(173.9)	(18.5)
Net cash provided by (used for) financing activities	(737.7)	(810.6)

Net cash provided by (used for) operating activities	$894.4	$816.5
Additions to property, plant, and equipment	(222.1)	(298.8)
Free cash flow (A)	$672.3	$517.7
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $77.9 increase in cash provided by operating activities in the first nine months of 2026 was primarily driven by lower working capital requirements in 2026 and a decrease in cash used for income and other taxes, primarily reflecting lower taxable income and timing of income tax payments, partially offset by lower net income (loss) adjusted for noncash items in the current year. The cash required to fund working capital decreased compared to the prior year, primarily driven by lower inventories, reflecting moderation in input cost inflation during the current year, a reduction in payments related to transition services agreements entered into in connection with the divestitures, and the timing of settling our derivative instruments. These increases in cash were partially offset by a decrease in cash related to the change in trade receivables due to the timing of sales and payments.
Cash used for investing activities in the first nine months of 2026 consisted primarily of $222.1 in capital expenditures, primarily reflecting plant maintenance and improvement of our facilities, partially offset by a decrease of $34.8 in our derivative cash margin account balances. Cash used for investing activities in the first nine months of 2025 consisted primarily of $298.8 in capital expenditures, reflecting our investments in the new Uncrustables sandwiches manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities, and also included an increase of $10.4 in our derivative cash margin account balances. These uses of cash for 2025 were partially offset by net proceeds received of $290.5 from the divested Voortman business.
Cash used for financing activities in the first nine months of 2026 consisted primarily of dividend payments of $347.9, long-term debt repayments of 200.0, and a net decrease in short-term borrowings of $181.0. Cash used for financing activities in the first nine months of 2025 consisted primarily of dividend payments of $340.9, long-term debt repayments of $300.0, and a net decrease in short-term borrowings of $153.2.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of January 31, 2026, and April 30, 2025, $296.1 and $340.4 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first nine months of 2026 and 2025, we paid $938.2 and $1,211.9, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at January 31, 2026. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of January 31, 2026, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
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
Capital Resources
The following table presents our capital structure.

	January 31, 2026	April 30, 2025
Short-term borrowings	$486.9	$640.8
Long-term debt	6,841.3	7,036.8
Total debt	$7,328.2	$7,677.6
Shareholders’ equity	5,236.1	6,082.6
Total capital	$12,564.3	$13,760.2
We have available a $2.0 billion unsecured revolving credit facility with a group of ten banks that matures in March 2030. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of January 31, 2026, we had $487.0 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 3.85 percent.
We are in compliance with all our debt covenants as of January 31, 2026, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.

Dividend payments were $347.9 and $340.9 in the first nine months of 2026 and 2025, respectively, and dividends declared per share were $3.30 and $3.24 in the first nine months of 2026 and 2025, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income (loss), financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
During the nine months ended January 31, 2026, we did not repurchase any common shares under a repurchase plan authorized by the Board. The shares repurchased during the nine months ended January 31, 2026 and 2025, consisted of shares repurchased from stock plan recipients in lieu of cash payments. As of January 31, 2026, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
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
As of January 31, 2026, total cash and cash equivalents of $45.2 was held by our foreign subsidiaries, primarily in Canada. During the third quarter of 2026, we returned $42.1 of foreign cash to the U.S. from Canada. The repatriation was subject to $2.1 of foreign withholding taxes, while U.S. federal and state income taxes were not significant. There was no other foreign cash repatriated to the U.S. during 2026.
Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
As of January 31, 2026, there were no material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2025.
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

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax-related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results, such as the unfavorable income tax impacts associated with the impairment charges for the Sweet Baked Snacks reporting unit, can significantly impact our adjusted effective income tax rate.

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

The following table reconciles certain non-GAAP measures to the comparable GAAP financial measure. See page 27 for a reconciliation of net sales adjusted for certain noncomparable items to the comparable GAAP financial measure.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Gross profit reconciliation:
Gross profit	$827.8	$878.1	$2,172.4	$2,561.4
Change in net cumulative unallocated derivative gains and losses	(59.3)	(60.0)	90.8	(41.7)
Cost of products sold – special project costs	22.3	1.1	60.7	11.7
Adjusted gross profit	$790.8	$819.2	$2,323.9	$2,531.4
Operating income (loss) reconciliation:
Operating income (loss)	$(548.4)	$(594.0)	$(84.3)	$(74.8)
Amortization	50.3	53.9	150.7	165.7
Goodwill impairment charges	507.5	794.3	507.5	794.3
Other intangible assets impairment charges	454.2	208.2	454.2	208.2
Loss (gain) on divestitures – net	—	50.2	—	311.0
Change in net cumulative unallocated derivative gains and losses	(59.3)	(60.0)	90.8	(41.7)
Cost of products sold – special project costs	22.3	1.1	60.7	11.7
Other special project costs	5.0	10.1	16.6	27.9
Adjusted operating income	$431.6	$463.8	$1,196.2	$1,402.3
Net income (loss) reconciliation:
Net income (loss)	$(724.2)	$(662.3)	$(526.8)	$(501.8)
Income tax expense (benefit)	72.3	(0.2)	136.8	152.1
Amortization	50.3	53.9	150.7	165.7
Goodwill impairment charges	507.5	794.3	507.5	794.3
Other intangible assets impairment charges	454.2	208.2	454.2	208.2
Loss (gain) on divestitures – net	—	50.2	—	311.0
Change in net cumulative unallocated derivative gains and losses	(59.3)	(60.0)	90.8	(41.7)
Cost of products sold – special project costs	22.3	1.1	60.7	11.7
Other special project costs	5.0	10.1	16.6	27.9
Other expense – special project costs	0.1	—	1.0	—
Other infrequently occurring items:
Other debt charges (gains) – net (A)	—	(30.3)	—	(30.3)
Pension plan termination settlement charge (B)	7.8	—	7.8	—
Adjusted income before income taxes	$336.0	$365.0	$899.3	$1,097.1
Income taxes, as adjusted	81.5	86.7	217.1	265.1
Adjusted income	254.5	278.3	682.2	$832.0
Weighted-average shares – assuming dilution (C)	106.9	106.7	106.9	106.6
Adjusted earnings per share – assuming dilution (C)	$2.38	$2.61	$6.38	$7.80
(A)Net other debt charges (gains) includes a net gain on extinguishment of debt as a result of the tender offers completed during the third quarter of 2025. For more information, see Note 8: Debt and Financing Arrangements.
(B)Represents the nonrecurring pre-tax settlement charge recognized during the third quarter of 2026 related to the termination of one of our U.S. qualified defined benefit plans. For more information, see Note 9: Pensions and Other Postretirement Benefits.
(C)Adjusted earnings per common share – assuming dilution for the three and nine months ended January 31, 2026 and 2025, was computed using the treasury stock method. Further, for the three and nine months ended January 31, 2026 and 2025, the weighted-average shares – assuming dilution differed from our GAAP weighted-average common shares outstanding – assuming dilution as a result of the anti-dilutive effect of our stock-based awards, which were excluded from the computation of net loss per share – assuming dilution. For more information see Note 6: Earnings per Share.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2025. There were no material changes to the information previously disclosed, with the exception of the item discussed below.
During the third quarter of 2026, both net sales and segment profit continued to underperform as compared to plan for the Sweet Baked Snacks segment, reflecting sustained challenges in the sweet baked goods category, ongoing executional and operating challenges, and the impact of a dynamic macroeconomic environment, inclusive of continued pressures on consumer discretionary spending and an evolving regulatory environment. Furthermore, we also completed our long-range planning process during the third quarter of 2026, which resulted in a decrease in projected net sales and segment profit for the Sweet Baked Snacks segment, as compared to the projected financial information used in the previous impairment test during the fourth quarter of 2025. The declines are reflective of both near-term underperformance and long-term expectations for both net sales and segment profit, driven by the sustained reduction in consumer discretionary income due to inflationary pressures and an overall shift in consumer sentiment related to sweet baked goods, contributing to a slower than anticipated recovery in the sweet baked goods category. In addition, the overall reduction in net sales and segment profit, in conjunction with the sustained underperformance of the sweet baked goods category, led to a further reduction of the projected long-term growth rate and royalty rate for the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively.

As a result of these declines and the narrow differences between estimated fair values and carrying values as of April 30, 2025, we performed an interim impairment analysis on the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark. We recognized total pre-tax impairment charges of $961.7 during the third quarter of 2026, of which $507.5 and $454.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. The goodwill impairment charge represents the full remaining carrying value of the goodwill within the Sweet Baked Snacks reporting unit and the indefinite-lived trademark impairment charge represents the excess of the carrying value over the estimated fair value. These charges were included as noncash charges in our Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows. As a result of the goodwill impairment charge, we completed an impairment review of the remaining long-lived assets within the Sweet Baked Snacks reporting unit and did not recognize any additional impairment charges. Furthermore, we reassessed the long-term strategic expectations for the Hostess brand, inclusive of the impact of recent category trends, resulting in the reprioritization of our investments in growth brands outside of the reporting unit and the brand being reclassified as a finite-lived intangible asset as of January 31, 2026. The reclassification will result in annual amortization expense of $38.8. There were no other indicators of impairment during the third quarter of 2026, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of January 31, 2026.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at January 31, 2026, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.
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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at January 31, 2026, would increase the fair value of our long-term debt by $524.7.
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

	January 31, 2026	April 30, 2025
High	$112.5	$112.7
Low	(29.3)	20.0
Average	34.4	49.6
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of January 31, 2026, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of January 31, 2026, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 4 percent of net sales during the nine months ended January 31, 2026. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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
•the impact of food security concerns involving either our products or our competitors’ products, changes in consumer preferences, consumer or other litigation, actions by the U.S. Food and Drug Administration or other agencies, and product recalls;
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
•the impact of new or changes to existing governmental laws, regulations, and policies and their application, including tariffs, food ingredients, food labeling, and food accessibility;
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of January 31, 2026 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factor described below updates the risk factors disclosed in "Part 1, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2025, to include information on an interim impairment analysis, which was performed during the third quarter of 2026.
A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.
A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At January 31, 2026, the carrying value of goodwill and other intangible assets totaled $10.9 billion, compared to total assets of $16.3 billion and total shareholders’ equity of $5.2 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.
As of January 31, 2026, goodwill and indefinite-lived intangible assets totaled $5.2 billion and $2.6 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $2.1 billion and $1.3 billion, respectively, within the U.S. Retail Coffee segment and $1.6 billion and $1.1 billion, respectively, within the U.S. Retail Pet Foods segment, which represent approximately 80 percent of the total goodwill and indefinite-lived intangible assets as of January 31, 2026. As discussed in additional detail below, the Sweet Baked Snacks reporting unit has no remaining goodwill as a result of the impairment charges recorded during the third quarter of 2026 and the Hostess brand was reclassified as a finite-lived intangible asset.
During the third quarter of 2026, both net sales and segment profit continued to underperform as compared to plan for the Sweet Baked Snacks segment, reflecting sustained challenges in the sweet baked goods category, ongoing executional and operating challenges, and the impact of a dynamic macroeconomic environment, inclusive of continued pressures on consumer discretionary spending and an evolving regulatory environment. Furthermore, we also completed our long-range planning process during the third quarter of 2026, which resulted in a decrease in projected net sales and segment profit for the Sweet Baked Snacks segment, as compared to the projected financial information used in the previous impairment test during the fourth quarter of 2025. The declines are reflective of both near-term underperformance and long-term expectations for both net sales and segment profit, driven by the sustained reduction in consumer discretionary income due to inflationary pressures and an overall shift in consumer sentiment related to sweet baked goods, contributing to a slower than anticipated recovery in the sweet baked goods category. In addition, the overall reduction in net sales and segment profit, in conjunction with the sustained underperformance of the sweet baked goods category, led to a further reduction of the projected long-term growth rate and royalty rate for the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively.

As a result of these declines and the narrow differences between estimated fair values and carrying values as of April 30, 2025, we performed an interim impairment analysis on the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark. We recognized total pre-tax impairment charges of $961.7 during the third quarter of 2026, of which $507.5 and $454.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. The goodwill impairment charge represents the full remaining carrying value of the goodwill within the Sweet Baked Snacks reporting unit and the indefinite-lived trademark impairment charge represents the excess of the carrying value over the estimated fair value. These charges were included as noncash charges in our Condensed Statement of Consolidated Income and Condensed Statement of Consolidated Cash Flows. As a result of the goodwill impairment charge, we completed an impairment review of the remaining long-lived assets within the Sweet Baked Snacks reporting unit and did not recognize any additional impairment charges. Furthermore, we reassessed the long-term strategic expectations for the Hostess brand, inclusive of the impact of recent category trends, resulting in the reprioritization of our investments in growth brands outside of the reporting unit and the brand being reclassified as a finite-lived intangible asset as of January 31, 2026. The reclassification will result in annual amortization expense of $38.8. There were no other indicators of impairment during the third quarter of 2026, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of January 31, 2026.

As of April 31, 2025, with the exception of the Sweet Baked Snacks reporting unit and indefinite-lived intangible assets, the estimated fair value was substantially in excess of the carrying value for all reporting units and material indefinite-lived intangible assets, and in all instances, the estimated fair value exceeded the carrying value by greater than 10 percent. While we concluded there were no additional indicators of impairment as of January 31, 2026, any significant sustained adverse change in consumer purchasing behaviors, financial results, or macroeconomic conditions could result in future impairment. For additional information, refer to Note 7: Goodwill and Other Intangible Assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the third quarter of 2026, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the maximum number of shares that may yet be purchased under the plans or programs:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2025 - November 30, 2025	73	$105.24	—	1,111,472
December 1, 2025 - December 31, 2025	1,053	99.55	—	1,111,472
January 1, 2026 - January 31, 2026	37	103.20	—	1,111,472
Total	1,163	$100.02	—	1,111,472

(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of January 31, 2026, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 5. Other Information.
(c) Trading Plans
During the first nine months of 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Subsequent to the declaration of dividends on January 16, 2026, we entered into an accumulated deficit position, and as a result, cash dividends will be paid from capital surplus on March 2, 2026.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 43 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2026	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chief Executive Officer, President and Chair of the Board

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer | Executive Vice President, Frozen Handheld and Spreads and Sweet Baked Snacks

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
10.1	Form of Special One-Time Grant of Restricted Stock Agreement*
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in Inline XBRL
* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.