Form 10-K
period 2026-04-30
J M SMUCKER Co
filed 2026-06-09
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
 FORM 10-K
_________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant at October 31, 2025, was $10,590,293,766.
As of June 2, 2026, 106,662,133 common shares of The J. M. Smucker Company were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held on August 12, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
(Dollars and shares in millions, unless otherwise noted, except per share data)
Item 1.    Business.
The Company: The J. M. Smucker Company (“Company,” “registrant,” “we,” “us,” or “our”), often referred to as Smucker’s (a registered trademark), was established in 1897 and incorporated in Ohio in 1921. We operate principally in one industry, the manufacturing and marketing of branded food and beverage products on a worldwide basis, although the majority of our sales are in the United States (“U.S.”). Operations outside the U.S. are principally in Canada, although our products are exported to other countries as well. Net sales outside the U.S., subject to foreign currency translation, represented 4 percent of consolidated net sales for 2026. Our branded food and beverage products include a strong portfolio of trusted, iconic, market-leading brands that are sold to consumers primarily through retail outlets in North America.
We have five reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, and U.S. Retail Pet Foods (the “U.S. Retail reportable segments”), Sweet Baked Snacks, and Away From Home. During the fourth quarter of 2026, the Away From Home operating segment met the reportable segment criteria under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280. For additional information on our reportable segments, see Note 5: Reportable Segments.
On March 3, 2025, we sold certain Sweet Baked Snacks value brands to JTM Foods, LLC (“JTM”). The transaction included certain trademarks and licenses, a manufacturing facility in Chicago, Illinois, and approximately 400 employees who support the business. Under our ownership, these Sweet Baked Snacks value brands generated net sales of approximately $48.4 and $30.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks reportable segment.
On December 2, 2024, we sold the Voortman® business to Second Nature Brands (“Second Nature”). The transaction included products sold under the Voortman brand, inclusive of certain trademarks, a leased manufacturing facility in Burlington, Ontario, and approximately 300 employees who supported the business. Under our ownership, the Voortman business generated net sales of approximately $86.3 and $65.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks reportable segment.

On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods, Inc. (“TreeHouse Foods”). The transaction included Bick’s® pickles, Habitant® pickled beets, Woodman’s® horseradish, and McLarens® pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8 in 2024, which was included in the International operating segment.
On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, Inc. (“Hostess Brands”), a manufacturer and marketer of sweet baked goods brands and included Hostess® Donettes®, Twinkies®, CupCakes, DingDongs®, Zingers®, CoffeeCakes, HoHos®, Mini Muffins, and Fruit Pies, and the Voortman cookie brand at the acquisition date.
On November 1, 2023, we sold the Sahale Snacks® business to Second Nature. The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1 in 2024, primarily included in the U.S. Retail Frozen Handheld and Spreads reportable segment.

For additional information on the acquisition and divestitures, see Note 2: Acquisition and Note 3: Divestitures.

Principal Products: In 2026, our principal products were coffee, frozen handheld products, sweet baked goods, pet snacks, peanut butter, cat food, fruit spreads, portion control products, toppings and syrups, and baking mixes and ingredients. Product sales information for the years 2026, 2025, and 2024 is included within Note 5: Reportable Segments.
Products within our U.S. Retail reportable segments are primarily sold through a combination of direct sales and brokers to food retailers, club stores, discount and dollar stores, online retailers, pet specialty stores, drug stores, military commissaries, mass merchandisers, and distributors. The Sweet Baked Snacks reportable segment includes products distributed across all channels, both domestically and in foreign countries, such as food retailers, convenience stores, discount and dollar stores, club stores, drug stores, the vending channel, military commissaries, and mass merchandisers. The Away From Home reportable segment includes the sale of all products domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).
Sources and Availability of Raw Materials: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. Green coffee, peanuts, flour, sugar, oils, fats, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and cost of many of these commodities have fluctuated, and may continue to fluctuate over time, partially driven by the elevated commodity and supply chain costs we have continued to experience in 2026. We actively monitor changes in commodity and supply chain costs, and to mitigate the fluctuation of costs, we may be required to implement material price increases or decreases across our business. Futures, basis, options, and fixed-price contracts are used to manage price volatility for a significant portion of our commodity costs. Green coffee, along with certain other raw materials, is sourced solely from foreign countries, and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, geopolitical conflicts, changes in governmental agricultural and energy policies and regulations, political and economic conditions in the source countries, and tariffs. We source peanuts, flour, sugar, oils, fats, and fruit mainly from North America. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. For additional information on the commodities we purchase, see “Commodities Overview” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.
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
Trademarks and Patents: Many of our products are produced and sold under various issued and pending patents and are marketed under trademarks owned or licensed by us or one of our subsidiaries. Our principal trademarks as of April 30, 2026, are listed below.

Primary Reportable Segment	Major Trademark
U.S. Retail Coffee	Folgers®, Dunkin’®, and Café Bustelo®
U.S. Retail Frozen Handheld and Spreads	Uncrustables®, Jif®, and Smucker’s®
U.S. Retail Pet Foods	Meow Mix®, Milk-Bone®, Pup-Peroni®, and Canine Carry Outs®
Sweet Baked Snacks	Hostess®
Away From Home	Folgers®, Smucker’s®, and Uncrustables®
Dunkin’ is a trademark of DD IP Holder LLC used under three licenses (the “Dunkin’ Licenses”) for packaged coffee products, including K-Cup® pods, sold in retail channels, such as grocery stores, mass merchandisers, club stores, e-commerce, and drug stores, as well as in certain away from home channels. The Dunkin’ Licenses do not pertain to coffee or other products for sale in Dunkin’ restaurants. The terms of the Dunkin’ Licenses include the payment of royalties to an affiliate of DD IP Holder LLC and other financial commitments by the Company. The Dunkin’ Licenses are in effect until January 1, 2039. Keurig® and K-Cup® are trademarks of an affiliate of Keurig Dr. Pepper, Inc. (“KDP”), used with permission.
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
We own many granted and pending patents worldwide, in addition to utilizing trade secrets and other proprietary know-how, processes, and technologies that are not registered.
We consider all of our owned and licensed intellectual property, taken as a whole, to be essential to our business.
Seasonality: The U.S. Retail and Away From Home reportable segments do not experience significant seasonality, as demand for our products is generally consistent throughout the year. However, the Sweet Baked Snacks reportable segment does experience moderate seasonality, with declines during the early winter period due to the holiday season.

Customers: Sales to Walmart Inc. and subsidiaries, including Sam’s Club, amounted to 34 percent of net sales in 2026 and 33 percent of net sales in both 2025 and 2024. These sales are primarily included in our U.S. Retail reportable segments. No other customer exceeded 10 percent of net sales for any year.
During 2026, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. Supermarkets, warehouse clubs, and food distributors continue to consolidate, and we expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to strong consumer demand for our brands.
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
In addition, private label continues to be a competitor in the categories in which we compete, partially due to improvements in private label quality, the increased emphasis of store brands by retailers in an effort to cultivate customer loyalty, and a movement toward lower-priced offerings during economic downturns or instances of increased inflationary pressures. For the U.S. Retail and Sweet Baked Snacks reportable segments, private label held a 14.0 dollar average market share during the 52 weeks ended April 19, 2026, for the categories in which we compete, as compared to a 13.7 dollar average market share during the same period in the prior year. For the Away From Home reportable segment, private label held a 22.2 dollar average market share during 2026, for the categories in which we compete, as compared to a 22.9 dollar average market share during the prior year. We believe that both private label and leading brands play an important role in the categories in which we compete, appealing to different consumer segments. We closely monitor the price gap, or price premium, between our brands and private label brands, with the view that value is about more than price and the expectation that number one brands will continue to be an integral part of consumers’ shopping baskets.

Our principal brands and competitors as of April 30, 2026, are listed below.

Our Primary Products	Our Primary Brands	Competing Brands	Competitors
U.S. Retail Coffee
Mainstream roast and ground coffee	Folgers (A) and Café Bustelo	Private label brands	Various
		Maxwell House and Yuban	The Kraft Heinz Company
		McCafé	Keurig Dr. Pepper
		Cafe La Llave	F. Gaviña & Sons, Inc.
Single serve coffee	Dunkin’, Folgers, and Café Bustelo	Starbucks and Nespresso	Nestlé S.A.
		Green Mountain Coffee (A), Donut Shop, McCafé, and Peet’s Coffee & Tea	Keurig Dr. Pepper
		Private label brands	Various
		Maxwell House and Gevalia	The Kraft Heinz Company
Premium coffee	Dunkin’	Starbucks (A) and Seattle’s Best Coffee	Nestlé S.A.
		Private label brands	Various
		Peet’s Coffee & Tea	Keurig Dr. Pepper
U.S. Retail Frozen Handheld and Spreads
Peanut butter and specialty spreads	Jif (A)	Private label brands	Various
		Skippy	Hormel Foods Corporation
		Nutella	Ferrero SpA
		Peter Pan	Post Holdings, Inc.
Fruit spreads	Smucker’s (A)	Private label brands	Various
		Welch’s	Welch Foods Inc.
		Bonne Maman	Andros Foods USA, Inc.
Frozen sandwiches and snacks	Uncrustables	Hot Pockets (A)	Nestlé S.A.
		Totino’s	General Mills, Inc.
		El Monterrey	Ruiz Foods
		Private label brands	Various
U.S. Retail Pet Foods
Mainstream cat food	Meow Mix	Cat Chow (A), Friskies, Kit & Kaboodle, and Fancy Feast	Nestlé Purina PetCare Company
		Iams and Sheba	Mars, Incorporated
Pet snacks	Milk-Bone (A), Pup-Peroni, Canine Carry Outs, and Meow Mix	Beggin’ Strips	Nestlé Purina PetCare Company
		Blue Buffalo and Nudges	General Mills, Inc.
		Dentastix, Greenies and Temptations	Mars, Incorporated
		Private label brands	Various
Sweet Baked Snacks
Sweet baked goods	Hostess	Little Debbie (A)	McKee Foods Corporation
		Bon Appetit	Bon Appetit Danish, Inc.
		Entenmann’s	Grupo Bimbo, S.A.
		Private label brands	Various, Flower Foods, Inc.
Away From Home
Foodservice hot beverage	Folgers, 1850®, and Café Bustelo	Starbucks	Nestlé S.A.
		Private label brands	Various
		Nescafé	Nestlé S.A.
Foodservice portion control	Smucker’s and Jif	Private label brands	Various, including Diamond Crystal Brands
		Heinz, Welch’s, and Private Label Brands	The Kraft Heinz Company
Foodservice frozen handheld	Uncrustables	Hot Off the Grill	Integrated Food Service
		Classic Delight	Classic Delight Inc.
(A) Identifies the current market leader within the product category. In certain categories, the market leader is not identified as two or more brands compete for the largest share.

Government Regulations: Our operations are subject to various regulations and laws administered by federal, state, and local government agencies in the U.S., including the U.S. Food and Drug Administration (the “FDA”), U.S. Federal Trade Commission, U.S. Departments of Agriculture, Commerce, and Labor, and U.S. Environmental Protection Agency. Additionally, we are subject to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold. In particular, the manufacturing, marketing, transportation, storage, distribution, packaging disposal, and sale of food products are each subject to governmental regulation that is increasingly extensive. Governmental regulation encompasses such matters as ingredients (including whether a product contains bioengineered ingredients or artificial dyes), packaging and disposal of packaging (including extended producer responsibility regulations), labeling (including use of certain terms such as sugar free, healthy, low sodium, and low fat), pricing, advertising, relations with distributors and retailers, health, safety, data privacy and security, and anti-corruption, as well as environmental policies relating to climate change, regulating greenhouse gas emissions, energy, and sustainability, including single-use plastics and recyclability. We are subject to tax and securities regulations, accounting and reporting standards, and other financial laws and regulations. We rely on legal and operational compliance programs, including in-house and outside counsel, to guide our business in complying with applicable laws and regulations of the countries in which we do business. We believe we are in compliance with such laws and regulations in all material respects and do not expect continued compliance with current laws and regulations to have a material impact on our capital expenditures, earnings, or competitive position in 2027.

Environmental Matters: Compliance with environmental laws and regulations, including those related to climate and packaging, and the advancement of environmental sustainability is important to us. We have established public goals related to waste diversion, water and energy use, greenhouse gas emissions, responsible sourcing, and sustainable packaging, and we implement programs across our operations and supply chain intended to support more sustainable practices and regulatory compliance. These efforts include initiatives related to energy optimization, renewable electricity utilization, water conservation, and recycling. We continue to evaluate and refine our processes to manage environmental impacts and associated costs. The scope, timing, and effectiveness of these efforts may depend on factors outside of our control, including supplier participation, technology availability, regulatory developments, and evolving measurement methodologies and data quality.

Human Capital Management: Our values and principles are rooted in our Basic Beliefs to Be Bold, Be Kind, Do the Right Thing, Play to Win, and Thrive Together, which serve as the foundation for everything we do as an organization and are clear, concise, and actionable to help our employees bring our unique culture to life. Our employees are critical to our success as a company, and we are committed to supporting them holistically, both personally and professionally.

To hold ourselves accountable, we conduct an Employee Engagement Survey to provide an opportunity for open and confidential feedback from our employees and to help guide our priorities. Additionally, we conduct pulse surveys to gain additional information based on responses to the larger engagement survey, or in sub-groups of our employee population where a specific topic or question is needed. These surveys are supplemented by regular Company Town Halls, which seek to align all employees with our priorities and help foster transparency. Employees can anonymously report potential violations of the Commitment to Integrity: Our Code (“Code of Conduct”) or complaints regarding accounting, auditing, and financial-related matters through our Integrity Portal (“Portal”). The Portal also can be utilized by customers, contractors, vendors, and their employees, as well as any others in a business relationship with our Company. To further support our commitment to ethics and our Do the Right Thing basic belief, our employees are also asked to participate in Ethics and Compliance Surveys, to help us understand our strengths and identify opportunities for future ethics and compliance programs and training. We track our Ethics and Compliance progress through ongoing assessments of our internal programs and through our Ethics and Compliance Survey. We are pleased to share that our Company was recognized in 2026 as one of the World’s Most Ethical Companies by Ethisphere, a global leader in business ethics, for a third consecutive year.

In conjunction with our Thrive Together basic belief, we continue to advance three business imperatives that have guided our culture for many years:

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

Community: We believe having a culture that supports all employees allows us to attract and retain talented professionals with unique skills, perspectives, and experiences across our business while helping them cultivate deeper connections at work, home, and in our communities. In support of our business imperatives, we have made important progress on our commitment to create an environment where our employees are supported, differences are truly celebrated, and individuality is appreciated. We have established employee resource groups, which are employee-led groups that represent a unique community and welcome all employees to join as either a member or ally.

Supporting the communities where we live and work has been a Company priority since our inception and is aligned with our Be Kind basic belief. Through our many partnerships, we are able to understand the needs and support required within our local communities and leverage these relationships to make the connections necessary to offer this critical assistance. This past year we donated more than $9 million to key partners, including American Red Cross®, Feeding America®, Greater Good Charities, Military Family Advisory Network, Canine Assistants, and the Akron Canton Regional Foodbank.

Along with our long-term national partnerships, we also have dedicated programming to support the unique needs of those in our communities. Examples include our consistent support of local food banks, including our donation of an approximately 19,000 square foot building and over 30 acres of land to the Akron Canton Regional Foodbank; our work with Akron Children’s Hospital through the Smucker’s Berry Good Reading Program to encourage childhood literacy; and our brand engagements, such as Milk-Bone which provides funding for Canine Assistants, an organization dedicated to placing service dogs with people who need them most.
We are fortunate to have the expertise and passion of talented employees who help us deliver high-quality products to our customers and consumers across North America and who share our commitment to ensure that people, pets, and communities where we live and work have access to the support and essential resources they need. We believe it is important to celebrate their contributions, including recognizing organizations about which they are especially passionate. One way we do this is through our Company Matching Gift Program, which gives employees the opportunity to donate to partner charities and have their donation matched by the Company, dollar-for-dollar, from a minimum of $1 up to a maximum of $2,500 per calendar year per employee. Furthermore, the Company Matching Gift Program credits our employees’ Smucker Giving accounts for each hour of volunteering done for a non-profit charity, and these funds can be donated to an approved charity of the employee’s choice.

In addition, we continued to coordinate initiatives to evaluate our local market relationships to create more opportunities for us to connect in meaningful and impactful ways. As part of this work, we increased funding from our operational sites to organizations in the communities where we live and work, making a difference for our families, friends, and neighbors.

Career: We strive to foster an environment of growth and continuous learning for our people with a focus on our Play to Win basic belief. We support and challenge our employees to increase their knowledge, skills, and capabilities through all phases of their career. We are proud to have a truly unique culture that we believe is a distinct competitive advantage in our industry. As part of our work to retain this unique culture, we offer numerous learning and development opportunities to support a long and prosperous career for our employees. Our Employee Development programs offer foundational instruction on Company culture and provide employees additional learning opportunities throughout their careers to help them reach their full potential. This is reflected in annual reviews, which allow management and employees to partner and determine specific opportunities for growth within each role through important work, new experiences generated through a dynamic environment, regular feedback, and purposeful development opportunities. Building a career at our Company is fundamental to who we are and is evidenced by our Executive Leadership Team, where 5 of 6 members were promoted from within, and our trailing 12-month turnover remains below the industry average.

In addition, we are committed to providing the tools and resources our employees need to learn, develop, and grow with us, including virtual sessions. A suite of online training and education programs is available to our employees, ranging from role-specific training to education on soft skills and our Company culture. Through these tools and resources, in 2026, we coordinated over 22,700 hours of professional development training for our employees. Our best-in-class “Discovering the Art of Leadership” series, developed in collaboration with Case Western Reserve University, teaches our people managers how to effectively lead teams and develop employees. We dedicate time to developing and coaching our people managers to provide support to our employees holistically. This means promoting resonant leadership and the practice of emotional intelligence and mindfulness, so our people managers have the knowledge and tools to support the unique needs of each employee. Our total rewards program also includes tuition assistance.

Cultivating an environment for growth and continuous learning for our employees is an important priority of our Company. However, our commitment to education also includes our communities as evidenced by our partnerships with organizations passionate about improving access to quality education. We continue to partner with Akron Children’s Hospital in support of the Smucker’s Berry Good Reading Program, which provides books to children during annual well visits. We also continue to support our long-time partners including the Boys & Girls Clubs of America®, among others, which offer programming focused on childhood growth and development.

Health and Wellness: Maintaining a safe and healthy workplace is among our top priorities and is aligned with our Do the Right Thing basic belief. We are diligent in ensuring workforce health and safety through education and training which is provided at all locations. Our health and safety internal assessments conducted at each of our production facilities quarterly, as well as periodic external assessments, confirm our compliance with safety regulations and corporate policies. The teams document the results and determine corrective actions to ensure we hold ourselves accountable for providing a safe work environment. During 2026, we achieved a total recordable incident rate that is less than half of the national average for our industry peers.

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

Financial: In support of our Be Kind and Play to Win basic beliefs, we believe in paying for performance and compensating our employees at market competitive rates and utilizing performance-based awards to support the overall well-being of our employees. Additionally, we employ an incentive program for eligible participants to reward both shared Company results and strong individual performance. Our Total Rewards program offers competitive, comprehensive benefits to meet the unique needs of each employee at each life stage, including insurance coverage options for domestic partners in addition to married couples, a retirement savings program with a Company match, access to spending accounts and educational resources, including those available from our partners, to help employees navigate their immediate financial needs and prepare for long-term financial security.

We are committed to paying our employees fairly and equitably. To that end, we conduct a pay equity analysis each year and, with the support of the Compensation and People Committee of the Board of Directors (the “Board”), make necessary adjustments to ensure that similarly situated employees are paid equitably.

Family: Our approach to paid time off is competitive with our industry peers. It includes at least three weeks of paid time off (which increases based on an employee’s tenure), 12 paid Company holidays per calendar year, including a floating holiday that can be used at the employee’s discretion to observe occasions aligned with their personal interests and beliefs, 12 weeks of parental leave, and pet bereavement leave. Short-term disability is also available to birth mothers. In addition, our family-building benefits support the desire for all aspiring parents to build their family with enhanced fertility benefits through a third-party partner, as well as enhanced adoption and surrogacy financial support. Our rewards program also addresses the holistic needs of our employees by supporting their physical well-being, providing tools and resources to help them actively take responsibility, share in the cost, and make the best decisions regarding their personal well-being. These programs provide resources that respond to their changing needs throughout their careers, including access to our Child Development Center, pet insurance, paid bereavement leave, and parental leave for both parents.

Additional information regarding our human capital management is available in our 2025 Corporate Impact Report that can be found on our website at investors.jmsmucker.com/overview/default.aspx. Information on our website, including our 2025 Corporate Impact Report, is not incorporated by reference into this Annual Report on Form 10-K.

Information about our Executive Officers: The names, ages as of June 2, 2026, and current positions of our executive officers are listed below. All executive officers serve at the pleasure of the Board, with no fixed term of office.

Name	Age	Years with Company	Position	Served as an Officer Since
Mark Smucker	56	28	Chief Executive Officer, President and Chair of the Board (A)	2001
Robert Ferguson	52	18	Chief Product Supply Officer | Executive Vice President, Coffee, Pet, and Away From Home (B)	2026
Jeannette Knudsen	56	23	Chief Legal Officer and Secretary (C)	2009
Tucker Marshall	50	14	Chief Financial Officer | Executive Vice President, Frozen Handheld and Spreads and Sweet Baked Snacks (D)	2020
Jill Penrose	53	22	Chief People and Administrative Officer | Chief of Staff (E)	2014
Katherine Williams	52	—	Chief Marketing Officer (F)	2026

(A)Mr. Smucker was elected to his present position in February 2026, having previously served as Chief Executive Officer and Chair of the Board since April 2025. Prior to that time, he served as President and Chief Executive Officer since May 2016 and assumed the additional role of Chair of the Board in August 2022.
(B)Mr. Ferguson was elected to his present position in February 2026, having previously served as Senior Vice President and General Manager, Coffee and Procurement since November 2023. Prior to that time, he served as Senior Vice President and General Manager, Pet Food and Pet Snacks since June 2020.
(C)Ms. Knudsen was elected to her present position in September 2022, having served as Chief Legal and Compliance Officer and Secretary since November 2019.
(D)Mr. Marshall was elected to his present position in February 2026, having served as Chief Financial Officer since May 2020.
(E)Ms. Penrose was elected to her present position in February 2026, having served as Chief People and Company Services Officer since March 2023. Prior to that time, she served as Chief People and Administrative Officer since November 2019.
(F)Ms. Williams was elected to her present position in February 2026, having previously served as Chief Marketing Officer, US of Haleon plc since July 2022. Prior to that time, she served as Chief Marketing Officer, US of GSK plc since November 2020.
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

National and global macroeconomic conditions can be uncertain and volatile. We have in the past been, and may continue to be, adversely affected by changes in national and global macroeconomic conditions, such as inflation, rising interest rates, tax rates, availability of capital markets, consumer spending rates, energy availability and costs, supply chain challenges (including changes in tariffs), labor shortages, geopolitical conflicts, the negative impacts caused by pandemics and public health crises, and growing recession risk.

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
•consumers could choose to purchase private label or competitive products of our lower-priced products as a result of an economic downturn; and
•the timing, duration, and extent of newly imposed, increased, or reduced tariffs imposed by the U.S. on imports and exports and the expected retaliatory measures by other countries on U.S. goods and the impact on our business are uncertain.
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
Our stated strategic vision is to engage, delight, and inspire consumers by building brands they love and leading in attractive categories. We have historically made strategic acquisitions of brands and businesses and may do so in the future in support of this strategy. If we are unable to complete acquisitions or successfully integrate and develop acquired businesses, including the effective management of integration and related restructuring costs, we could fail to achieve the anticipated synergies and cost savings, or the expected increases in revenues and operating results. Additional acquisition risks include the diversion of management’s attention from our existing business, potential loss of key employees, suppliers, or consumers from the acquired business, assumption of unknown risks and liabilities, and greater than anticipated operating costs of the acquired business. Any of these factors could have a material adverse effect on our financial results.
In particular, the anticipated benefits of our acquisition of Hostess Brands depend in part on our ability to maintain operational stability and continue executing ongoing optimization initiatives. The Hostess Brands business has been substantially integrated into our operations; however, managing a larger and more complex organization requires continued management attention. We may encounter execution-related challenges or be affected by adverse economic, market, consumer trends, or other conditions that could limit our ability to fully realize the anticipated long-term benefits of the acquisition, which could adversely affect our results of operations or cash flows, delay or reduce the accretive impact of the transaction, and negatively impact the market price of our common shares.
In addition, we have made strategic divestitures of brands and businesses, including the divestitures of certain Sweet Baked Snacks value brands, and the Voortman, Canada condiment, and Sahale Snacks businesses, among others, and we may continue to do so in the future. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, our business and financial results could be negatively impacted. Further, we may incur asset impairment charges related to divestitures that reduce our profitability. Divestitures and related restructuring and integration costs require a significant amount of management and operational resources. These additional demands could divert management’s attention from core business operations, potentially adversely impacting existing business relationships and employee morale, resulting in negative impacts on our financial performance. For more information, see Note 2: Acquisition, Note 3: Divestitures, and Note 4: Special Project Costs.

Our proprietary brands, packaging designs, and manufacturing methods are essential to the value of our business, and the inability to protect our intellectual property could harm the value of our brands and adversely affect our sales and profitability.
The success of our business depends significantly on our brands, know-how, and other intellectual property. We rely on a combination of trademarks, service marks, trade secrets, patents, copyrights, licensing agreements, and similar rights to protect our intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to maintain and increase brand awareness and further develop our brands. If our efforts to protect our intellectual property are not adequate, such as in the event of a cybersecurity incident, if any third party misappropriates or infringes on our intellectual property, or if we are alleged to be misappropriating or infringing on the intellectual property rights of others, the value of our brands may be harmed, which could have a material adverse effect on our business. From time to time, we are engaged in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management’s attention.
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
We have elected to source certain raw materials, such as packaging for our Folgers coffee and Jif peanut butter brands, certain finished goods, such as K-Cup® pods, our Pup-Peroni dog snacks, and liquid coffee, from primary or single sources of supply. While we believe that, except as set forth below, alternative sources of these raw materials and finished goods could be obtained on commercially reasonable terms, loss or an extended interruption in supplies from a primary or single-source supplier would result in additional costs, could have a disruptive short-term effect on our business, and could adversely affect our results of operations.

KDP is our primary supplier of single-serve pods and the single-source supplier of liquid coffee for our Away From Home business. There are a limited number of manufacturers, other than KDP, capable of producing liquid coffee for use in our systems. In addition, Graham Packaging Company, L.P. (“Graham Packaging”) is the single-source supplier for packaging used in our Folgers coffee products and primary supplier for packaging used in our Jif peanut butter products. If KDP or Graham Packaging is unable to supply these products or packaging for any reason, we may be unable to secure alternative sources on commercially reasonable terms, which could have a material adverse effect on our results of operations.
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
Our ability and the ability of our third-party suppliers, service providers, distributors, and contract manufacturers to manufacture, distribute, and sell products is critical to our success. A significant interruption in the operation of any of our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers, distributors, or contract manufacturers, or a service failure by a third-party service provider, whether as a result of adverse weather conditions or a natural disaster, fire, or water availability, as a result of climate change or otherwise; work stoppage or labor shortages; cybersecurity breaches; political instability, terrorism, or geopolitical conflicts; pandemic illness; government restrictions or government trade policies (including changes in tariffs); or other causes could significantly impair our ability to operate our business. In particular, substantially all of our coffee production takes place in New Orleans, Louisiana and is subject to risks associated with hurricane and other weather-related events, and some of our production facilities are located in places where tornadoes or wildfires can frequently occur, such as Alabama, Kansas, Arkansas, and California. Failure to take adequate steps to mitigate or insure against the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations. While we insure against many of these events and certain business interruption risks and have policies and procedures to manage business continuity planning, such insurance may not fully compensate us for any losses incurred, and our business continuity plans may not effectively resolve the issues in a timely manner.
Our business could be harmed by strikes or work stoppages.
As of April 30, 2026, 21 percent of our full-time employees, located at eight manufacturing locations, are covered by collective bargaining agreements. These contracts vary in term depending on location, with three contracts expiring in 2027, representing approximately 5 percent of our total employees. We cannot be certain that we will be able to renew these collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of a new collective bargaining agreement or as a result of disputes under collective bargaining agreements with labor unions, our business, financial condition, and results of operations could be materially adversely affected.
The success of our business depends substantially on consumer perceptions of our brands.
We are the branded market leader in several categories both in the U.S. and Canada. We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based, in large part, on consumer perceptions. Success in promoting and enhancing brand value depends on our ability to provide high-quality products that meet consumer needs. Brand value could diminish significantly as a result of a number of factors, such as if we fail to preserve the quality of our products, if there are concerns about the safety of our products, if we are perceived to act in an irresponsible manner, if the Company or our brands otherwise receive negative publicity, if our brands fail to deliver a consistently positive consumer experience, or if our products become unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative or untrue posts or comments about us, partners who we work with, our brands or products on social or digital media, including content produced by artificial intelligence, could damage our brands and reputation. If we are unable to build and sustain brand equity by offering recognizably superior products, we may be unable to maintain premium pricing over private label products. If our brand values are diminished, our revenues and operating results could be materially adversely affected. In addition, anything that harms the Dunkin’ brand could adversely affect the success of our exclusive licensing agreements with the owner of that brand.
We may not be able to attract, develop, and retain the highly skilled people we need to support our business, and our results could be adversely impacted as a result of increased labor and employee-related expenses.

We depend on the skills and continued service of key employees, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train, and retain qualified individuals, including, for example, all levels of skilled labor in our manufacturing facilities or expertise related to emerging technologies, such as artificial intelligence. We compete with other companies both within and outside of our industry for talented people, and we may lose key employees or fail to attract, recruit, train, develop, and retain other talented individuals. Any such loss, failure, or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring, integrating, and training qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who leave or to offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results.
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
In order to support our commitment to ongoing margin enhancement efforts, we have a Transformation Office, which is focused on enterprise-wide continuous improvement strategies to ensure a pipeline of productivity initiatives and profit growth opportunities. It is comprised of cross-functional leaders at every level of our organization who help to establish new ways of working, along with sustainable efficiencies and cost reduction efforts throughout our Company. If we are unable to successfully implement our transformation initiatives, our business and results of operations could be adversely affected.

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
Sales to Walmart Inc. and subsidiaries, including Sam’s Club, amounted to 34 percent of net sales in 2026. These sales are primarily included in our U.S. Retail reportable segments. Trade receivables – net at April 30, 2026, included amounts due from Walmart Inc. and subsidiaries, including Sam’s Club, of $187.4, or 29 percent of the total trade receivables – net balance. During 2026, our top 10 customers, collectively, accounted for approximately 60 percent of consolidated net sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers as the traditional retail grocery environment continues to consolidate and as dollar stores, club stores, and e-commerce retailers have experienced growth. Our customers are generally not contractually obligated to purchase from us as we do not have long-term supply contracts with any of our major customers. These customers make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels, and other factors. Changes in customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products or other companies’ branded products, may adversely affect sales and profitability. Customers also may respond to price increases by reducing distribution, resulting in reduced sales of our products. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. A reduction in sales to one or more major customers could have a material adverse effect on our business, financial condition, and results of operations.
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
Some of our competitors have substantial financial, marketing, and other resources, and competition with them in our various markets, channels, and product lines could cause us to reduce prices, increase marketing or other expenditures, or lose category share. Category share and growth could also be adversely impacted if we are not successful in introducing new products. Introduction of new products and product extensions requires significant development, marketing investment, and consideration of our diverse consumer base. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment may be less than anticipated and our strategy to grow sales and profits through investment in innovation could be less successful. In addition, if sales generated by new products cause a decline in our sales of our existing products, our financial condition and results of operations could be negatively affected. In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers. Specifically, there are a number of trends in consumer preferences that may impact us and the food industry as a whole, including convenience, flavor variety, an emphasis on health and wellness, including weight management (e.g., the use of medications and dieting), the desire for transparent product labeling, and simple and natural ingredients.
Further, weak economic conditions, recessions, significant inflation, severe or unusual weather events, pandemics, war, and other factors (including changes in tariffs) could affect consumer preferences and demand, causing a strain on our supply chain due, in part, to retailers, distributors, or carriers modifying their restocking, fulfillment, or shipping procedures. Failure to respond to these changes could negatively affect our financial condition and results of operations.

We may be limited in our ability to pass cost increases onto our customers in the form of price increases or may realize a decrease in sales volume to the extent price increases are implemented.
We may not be able to pass some or all of any increases in the price of raw materials, energy, and other input costs (including changes in tariffs) to our customers by raising prices or decreasing product size. To the extent competitors do not also increase their prices or decrease product size, customers and consumers may choose to purchase competing products, including private label or other lower-priced offerings, which may adversely affect our results of operations or our market share.
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
Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation, including ships, trucks, railcars, and third-party carriers, to bring our products to market. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry (including changes in tariffs), labor shortages in the transportation industry, service failures by third-party service providers, carrier capacity, accidents, natural disasters, inflation, geopolitical conflicts, a pandemic illness, or a cybersecurity breach or attack, may impact our ability to obtain reliable transportation for products. Our procurement of transportation services from a diversified group of carriers and continuous monitoring of our transportation methods could be insufficient to protect us from changes in market demand or carrier capacity. The inability to distribute our products in a cost-effective manner could have a material adverse effect on our ability to serve our customers, our business, financial condition, and results of operations.
Financial Risks
Our results may be adversely impacted as a result of increased cost, limited availability, and/or insufficient quality of raw materials, including commodities and agricultural products.
We and our business partners purchase and use large quantities of many different commodities and agricultural products in the manufacturing of our products, including green coffee, peanuts, flour, sugar, oils, fats, fruit, and other ingredients. In addition, we and our business partners utilize significant quantities of plastic, glass, metal cans, caps, carton board, and corrugate to package our products and natural gas and fuel oil to manufacture, package, and distribute our products. The prices of these commodities, agricultural-based products, and other materials are subject to volatility and can fluctuate due to conditions that are difficult to predict, including global supply and demand, commodity market fluctuations, crop sizes and yield fluctuations, adverse weather conditions, natural disasters, water supply, pandemic illness, foreign currency fluctuations, investor speculation, trade agreements (including changes in tariffs), political instability, geopolitical conflicts, consumer demand, general economic conditions (such as inflationary pressures and rising interest rates), and changes in governmental agricultural programs.

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
During 2026, we continued to experience materially higher commodity and supply chain costs, including manufacturing, ingredient, and packaging costs, driven by inflationary pressures, which may persist into 2027, although we expect some moderation relative to prior periods. Although we take measures to mitigate inflation through the use of derivatives and pricing actions, if these measures are not effective, our financial condition, results of operations, and cash flows could be materially adversely affected.
We expect the green coffee commodity markets to remain challenging due to ongoing and significant price volatility. For example, during 2025, we experienced extreme drought impact, which substantially reduced green coffee production in Brazil. Due to the significance of green coffee to our coffee business, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, significant increases in the cost of green coffee could have an adverse impact on our profitability, as compared to that of our competitors. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse effect on our business, financial condition, and results of operations.

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
As of April 30, 2026, we had $7.0 billion of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:
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
A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on February 1, and more often if indicators of impairment exist. At April 30, 2026, the carrying value of goodwill and other intangible assets totaled $10.9 billion, compared to total assets of $16.2 billion and total shareholders’ equity of $5.5 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset would be considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.
As of April 30, 2026, goodwill and indefinite-lived intangible assets totaled $5.2 billion and $2.6 billion, respectively. The carrying values of the goodwill and indefinite-lived intangible assets were $2.1 billion and $1.3 billion, respectively, within the U.S. Retail Coffee reportable segment and $1.6 billion and $1.1 billion, respectively, within the U.S. Retail Pet Foods reportable segment, which represent approximately 80 percent of the total goodwill and indefinite-lived intangible assets as of April 30, 2026. As discussed in additional detail below, the Sweet Baked Snacks reporting unit has no remaining goodwill as a result of the impairment charges recorded during 2026, and the Hostess brand trademark was reclassified as a finite-lived intangible asset.
During the third quarter of 2026, both net sales and segment profit continued to underperform as compared to plan for the Sweet Baked Snacks reportable segment, reflecting sustained challenges in the sweet baked goods category, ongoing executional and operating challenges, and the impact of a dynamic macroeconomic environment, inclusive of continued pressures on consumer discretionary spending and an evolving regulatory environment. Furthermore, we also completed our long-range planning process during the third quarter of 2026, which resulted in a decrease in projected net sales and segment profit for the Sweet Baked Snacks reportable segment compared to the projected financial information used in the previous impairment test during the fourth quarter of 2025. The declines are reflective of both near-term underperformance and long-term expectations for both net sales and segment profit, driven by the sustained reduction in consumer discretionary income due to inflationary pressures and an overall shift in consumer sentiment related to sweet baked goods. In addition, the overall reduction in net sales and segment profit, in conjunction with the sustained underperformance of the sweet baked goods category, led to a further reduction of the projected long-term growth rate and royalty rate for the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively.

As a result of these declines and the narrow differences between estimated fair values and carrying values as of April 30, 2025, we performed an interim impairment test of the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark. As a result of the interim test, we recognized total pre-tax impairment charges of $961.7 during the third quarter of 2026, of which $507.5 and $454.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. The goodwill impairment charge represents the full remaining carrying value of the goodwill within the Sweet Baked Snacks reporting unit and the indefinite-lived trademark impairment charge represents the excess of the carrying value over the estimated fair value. These charges were included as noncash charges in our Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows. As a result of the goodwill impairment charge, we completed an impairment review of the remaining long-lived assets within the Sweet Baked Snacks reporting unit and did not recognize any additional impairment charges. Furthermore, we reassessed the long-term strategic expectations for the Hostess brand, inclusive of the impact of recent category trends, resulting in the reprioritization of our investments in growth brands outside of the reporting unit and the brand being reclassified as a finite-lived intangible asset as of January 31, 2026.

As of February 1, 2026, we completed the annual impairment assessment, in which goodwill was tested for impairment at the reporting unit level for each reporting unit with goodwill as of the annual assessment date. We did not recognize any impairment charges related to our reporting units or indefinite-lived intangible assets as part of our annual evaluation. The estimated fair value exceeded the carrying value by greater than 10 percent for all of our reporting units and indefinite-lived intangible assets, with the exception of the Pup-Peroni brand within the U.S. Retail Pet Foods reportable segment, which is susceptible to future impairment charges if there is any significant adverse changes in our near- or long-term projections for the brand or macroeconomic conditions.

There were no indicators of impairment during the fourth quarter of 2026, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of April 30, 2026. For additional information, refer to Note 7: Goodwill and Other Intangible Assets.
We work with our suppliers to extend our payment terms, a portion of which are then supplemented by a third-party administrator to assist in effectively managing our working capital. If the extension of payment terms is reversed or the financial institution terminates its participation in the program, our ability to maintain acceptable levels of working capital may be adversely affected.
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2026 and 2025, $325.1 and $340.4 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers.
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
Risks Related to Regulation and Litigation
We could be subject to adverse publicity or claims from consumers or other stakeholders.
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

We may also be subject to complaints from or litigation by consumers who allege food and beverage-related illness, or other quality, health, advertising, or operational concerns, including that a product is an ultra-processed food or contains certain ingredient(s). Adverse publicity resulting from such allegations could materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable. Additionally, we may be subject to claims, investigations, or litigation under federal or state ingredient, labeling, packaging, or securities laws, including securities class actions arising from our public disclosures, stock price volatility, or other factors, regardless of the merits of such claims. Litigation is expensive, time consuming, and disruptive to management and may result in substantial defense costs, settlements, or judgments, as well as reputational harm and increased scrutiny from regulators and investors. A lawsuit or claim could result in an adverse decision against us, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our operations are subject to various regulations and laws, in addition to policies and tax laws, administered by federal, state, and local government agencies in the U.S., including the FDA, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce, and Labor, state regulatory agencies, and other agencies, as well as to regulations and laws administered by government agencies in Canada and other countries in which we have operations and our products are sold.

In particular, the manufacturing, marketing, transportation, storage, distribution, packaging disposal (including extended producer responsibility regulations), and sale of food products are each subject to increasingly extensive governmental regulation. Governmental regulation and policies encompass such matters as ingredients (including whether a product contains bioengineered ingredients, artificial dyes, and ingredients that are generally recognized as safe), packaging and disposal of packaging, labeling (including use of certain terms such as sugar free, healthy, low sodium, low fat, and ultra-processed food), pricing, advertising, relations with distributors and retailers, health, safety, data privacy and security, and anti-corruption. There is also increased focus on environmental policies, including climate change, greenhouse gas emissions, energy policies, sustainability, and single-use plastics. Additionally, we are routinely subject to new or modified securities regulations, other laws and regulations (including new laws and regulations governing the use of artificial intelligence), and accounting and reporting standards.

The U.S. government has recently implemented significant tariffs on imports and exports, which have impacted international trade relations and resulted in retaliatory actions by foreign governments. Although certain tariffs were subsequently lifted or invalidated, trade policy remains highly uncertain, and the U.S. government may impose new or modified tariffs in the future. The imposition, modification, or reinstatement of such tariffs, inclusive of the impact of potential tariff refunds, and retaliatory measures could have a significant adverse impact on our results of operations, financial position, or cash flows, depending on their timing, degree, and magnitude. Further, we may be required to raise prices for our products to offset the additional costs, which could reduce demand and result in the loss of customers. Additionally, tariffs may harm our competitive position in key markets, as we may be at a disadvantage as compared to our competitors who operate in, or who purchase commodities from, countries that are subject to lesser tariffs.
In the U.S., we are required to comply with federal laws, such as the Federal Food, Drug, and Cosmetic Act, the Food Safety Modernization Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Tariff Act, laws governing equal employment opportunity, and various other federal statutes and regulations.

We are also subject to various laws and regulations that are continuously evolving in the U.S., Canada, and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, as of early 2026, 20 states in the U.S. have comprehensive privacy laws in effect that impose privacy obligations on companies that do business in those states, and that collect personal information from certain individuals. In some jurisdictions, these laws impose civil penalties on companies that fail to comply with the associated legal requirements including, in certain cases, private rights of action for such failure. In addition, more states continue to introduce corresponding privacy rights bills in committee, which means the scope of applicable privacy laws may continue to expand. Therefore, on an ongoing basis, we continuously evaluate new privacy obligations and develop additional compliance mechanisms and processes as may be required. There are also a wide range of enforcement agencies at both state and federal levels that can investigate companies for privacy and data security concerns based on general consumer protection laws. Failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties.
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

There is a growing focus from certain investors, customers, and other key stakeholders regarding corporate responsibility resulting in an increased emphasis on corporate responsibility ratings. Corporate responsibility ratings are released by a variety of third-party organizations who provide reports on companies in order to measure and assess corporate responsibility performance. We risk damage to our brand and reputation if it is determined that our corporate responsibility procedures or standards do not meet the standards set by our stakeholders. Any failure in our decision-making or related investments regarding corporate responsibility could affect consumer perceptions of our brands.
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

As set forth in the Intergovernmental Panel on Climate Change Sixth Assessment Report, global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which have contributed to and are expected to continue contributing to significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as green coffee, peanuts, oils, fats, flour, sugar, fruit, and other ingredients. We may also be subjected to decreased availability or less favorable pricing for water or energy as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters, severe weather events, and other natural conditions may disrupt the productivity of our facilities or the operation of our supply chain, which could increase our insurance or other operating costs or require us to make additional, unplanned capital expenditures. Specifically, in January 2024, a snow and ice storm in the south caused our cat food plant in Decatur, Alabama to be temporarily shut down. Although we consider these to be uncommon events, and we were able to effectively minimize any disruptions through our business continuity planning efforts, extreme weather could disrupt our production in the future, adversely affecting our ability to meet customer deadlines and supply demands.
Additionally, there is an increased focus by foreign, federal, state, and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability, including single-use plastics and recycling instructions. Increased energy or compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment could be costly and may cause disruptions in, or an increase in the costs associated with, our manufacturing and distribution facilities, as well as increased supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations, strategy, and reporting. Collecting, measuring, and analyzing information relating to climate change and sustainability matters can be costly, time consuming, dependent on third-party cooperation, and unreliable. Furthermore, methodologies for measuring, tracking, and reporting on climate change and sustainability continue to change over time, which requires our processes and controls for such data to evolve as well.
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
Market perceptions and stakeholder engagement may impact our stock price and business.

Our stock price may be influenced by a variety of factors, including stakeholder sentiment regarding our industry or Company and differing perspectives on our strategy, governance, or capital allocation. Stakeholders may from time to time engage with us or express perspectives on these matters, which may require management and Board attention and could impact public perceptions about the Company. These factors could adversely affect our business, financial condition, and results of operations.
If our information technology systems fail to perform adequately or we are unable to protect such information technology systems against data corruption or cybersecurity incidents, our operations could be disrupted, and we may suffer financial damage or loss because of lost or misappropriated information.

We rely on information technology (“IT”) networks and systems, including the Internet, to process, transmit, and store electronic information, and the importance of such networks and systems has increased due to our reliance on third-party cloud computing services and many of our employees working remotely. In particular, we depend on our IT infrastructure to effectively manage business data and support key operational processes, including supply chain, logistics, finance, manufacturing, digital marketing activities, and electronic communications with Company personnel, customers, and suppliers. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, or we do not effectively implement system upgrades, our business or financial results could be negatively impacted. Furthermore, the rapid evolution of emerging technologies such as artificial intelligence may intensify our cybersecurity risks. We are regularly the target of attempted cyber and other security threats. Therefore, we continuously monitor and update our IT networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, phishing attacks, malware, ransomware, social engineering, password theft, physical breaches, and other events that could have a security impact. In addition, the ongoing geopolitical conflicts have heightened the risk of cyberattacks. We invest in industry-standard security technology to protect our data and business processes against the risk of data security breaches and cyber-based attacks. We believe our security technology tools and processes provide adequate measures of protection against security breaches and reduce cybersecurity risks. Nevertheless, despite continued vigilance in these areas, security breaches or system failures of our infrastructure, whether due to attacks by hackers, employee error, or other causes, can create system disruptions, shutdowns, transaction errors, or unauthorized disclosure of confidential or proprietary information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, the cost to remediate any damages to our IT systems suffered as a result of a cyber-based attack could be significant.
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

Further, we have outsourced several IT support services and administrative functions to third-party service providers and strategic partners and may outsource other functions in the future to achieve cost savings and efficiencies. In addition, certain of our processes rely on third-party cloud computing services. If the service providers to which we outsource these functions fail to perform adequately or we are unable to protect such information technology systems against data corruption or cybersecurity incidents, we may not be able to achieve the expected benefits and may have to incur additional costs to correct incidents or errors made by such service providers. Depending on the function involved, such incidents or errors may also result in business disruption, processing inefficiencies, inaccurate financial reporting, or the loss, damage, or unauthorized disclosure of intellectual property or other sensitive data through a security breach.
We may face complications with the design or implementation of our new enterprise resource planning (“ERP”) system, which may negatively affect our business and operations.

We rely on IT networks and systems to manage our business and operations and occasionally implement new and upgrade our existing IT systems. We are in the process of a multi-year implementation of a new ERP system through the use of Oracle Cloud Solutions. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources over the duration of the project. Further, we may not be able to successfully implement the ERP system without experiencing delays, increased costs, and other complications, including potential design defects, miscalculations, testing requirements, and the diversion of management’s attention from day-to-day business operations. If we are unable to successfully design and implement the new ERP system as planned, our financial condition, results of operations, and cash flows could be negatively impacted. In addition, if the ERP system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected.
Ongoing geopolitical conflicts and the related disruptions to the global economy could adversely affect our business, financial condition, or results of operations.
Geopolitical conflicts and evolving international trade and regulatory conditions have adversely affected, and may continue to adversely affect, the global economy and financial markets. Governments in various jurisdictions have implemented, and may continue to implement, sanctions, trade restrictions, export controls, or other regulatory measures that can disrupt global supply chains and increase costs. While we do not have operations in regions experiencing geopolitical conflict, these conditions have contributed to, and may continue to contribute to, the volatility in the availability and cost of raw materials, transportation, and energy. Prolonged or escalating geopolitical conflicts could also result in cyber incidents, further supply chain disruptions, reduced consumer confidence and demand, foreign currency exchange rate volatility, and additional barriers to international trade. Any of these factors could adversely affect our business, financial condition, results of operations, or cash flows, and may exacerbate other risks described in this section.

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
While we face regular cybersecurity threats, including ransomware and data breaches, we have not encountered significant incidents during the year ended April 30, 2026. We believe our security measures are adequate, but we acknowledge the rising sophistication of threats. Despite vigilance, system disruptions or unauthorized disclosures remain possible.
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
We actively educate our employees about potential cybersecurity threats and actions. Our executive officers and global workforce receive ongoing training in response to cyber threats and cybersecurity incidents. We mandate annual completion of our information security training and compliance program, which includes reviewing and acknowledging the Company’s information security policy. All employees also participate in regular security awareness training, which includes data protection principles, general end-user security hygiene, and internal phishing simulations. Additional annual training covers information security topics related to our Code of Conduct and Records Management Policies.

Item 2.     Properties.
The table below lists all of our manufacturing and processing facilities at April 30, 2026. All of our properties are maintained and updated on a regular basis, and we continue to make investments for expansion and safety and technological improvements. We believe that the capacity at our existing facilities will be sufficient to sustain current operations and the anticipated near-term growth of our business.
We own all of the properties listed below, except as noted. Additionally, our principal distribution centers in the U.S. include two owned and six leased facilities. Our distribution facilities are in good condition, and we believe that they have sufficient capacity to meet our distribution needs in the near future. We lease four sales and administrative offices in the U.S. and one in Canada. Our corporate headquarters is located in Orrville, Ohio, and our Canadian headquarters is located in Markham, Ontario.

Locations	Products Produced/Processed/Stored	Primary Reportable Segment
Arkadelphia, Arkansas (A)	Sweet baked goods	Sweet Baked Snacks
Buffalo, New York	Dog snacks	U.S. Retail Pet Foods
Columbus, Georgia (A)	Sweet baked goods	Sweet Baked Snacks
Decatur, Alabama	Cat food	U.S. Retail Pet Foods
Emporia, Kansas	Sweet baked goods	Sweet Baked Snacks
Grandview, Washington	Fruit	U.S. Retail Frozen Handheld and Spreads
Indianapolis, Indiana (B)	Sweet baked goods	Sweet Baked Snacks
Lexington, Kentucky	Peanut butter	U.S. Retail Frozen Handheld and Spreads
Longmont, Colorado	Frozen sandwiches	U.S. Retail Frozen Handheld and Spreads
McCalla, Alabama	Frozen sandwiches	U.S. Retail Frozen Handheld and Spreads
Memphis, Tennessee	Peanut butter and fruit spreads	U.S. Retail Frozen Handheld and Spreads
New Bethlehem, Pennsylvania	Peanut butter and combination peanut butter and jelly products	U.S. Retail Frozen Handheld and Spreads
New Orleans, Louisiana (four facilities) (C)	Coffee	U.S. Retail Coffee
Orrville, Ohio	Fruit spreads, toppings, and syrups	U.S. Retail Frozen Handheld and Spreads
Oxnard, California	Fruit	U.S. Retail Frozen Handheld and Spreads
Scottsville, Kentucky	Frozen sandwiches	U.S. Retail Frozen Handheld and Spreads
Sherbrooke, Quebec	Canned milk	Other (D)
Topeka, Kansas	Dry cat food and dog and cat snacks	U.S. Retail Pet Foods
(A)The Arkadelphia, Arkansas and Columbus, Georgia bakeries are subject to bond and lease agreements in which we have elected the right of offset, and therefore are treated as if the properties are owned. Additionally, the facilities are available to purchase by the Company for a nominal amount.
(B)During 2026, we closed our Indianapolis, Indiana manufacturing facility, which manufactured Hostess branded products, and consolidated operations into other existing facilities to further optimize operations within our Sweet Baked Snacks reportable segment. We anticipate the sale of this manufacturing facility to be completed in 2027.
(C)We lease our coffee silo facility in New Orleans.
(D)Represents the International operating segment.
Item 3.    Legal Proceedings.
The information required for this Item is incorporated herein by reference to Note 16: Contingencies in Part II, Item 8 in this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are listed on the New York Stock Exchange – ticker symbol SJM. There were 332,277 shareholders of record as of June 2, 2026, of which 26,935 were registered holders of common shares.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the fourth quarter of 2026, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2026 - February 28, 2026	203	$109.35	—	1,111,472
March 1, 2026 - March 31, 2026	4,970	103.45	—	1,111,472
April 1, 2026 - April 30, 2026	33	93.51	—	1,111,472
Total	5,206	$103.62	—	1,111,472
(a)    Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of April 30, 2026, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Comparison of Cumulative Total Return: The following graph compares the cumulative total shareholder return for the five years ended April 30, 2026, for our common shares, the Standard & Poor’s (“S&P”) Packaged Foods & Meats Index, and the S&P 500 Index. These figures assume all dividends are reinvested when received and are based on $100.00 invested in our common shares and the referenced index funds on April 30, 2021.

	April 30,
	2021	2022	2023	2024	2025	2026
The J. M. Smucker Company	$100.00	$107.64	$124.86	$95.89	$100.91	$88.48
S&P Packaged Foods & Meats	100.00	112.54	125.37	111.19	104.31	91.55
S&P 500	100.00	100.21	102.88	126.20	141.46	185.39
Copyright© 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

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

We have five reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, Sweet Baked Snacks, and Away From Home. Products within our U.S. Retail reportable segments are primarily sold through a combination of direct sales and brokers to food retailers, club stores, discount and dollar stores, online retailers, pet specialty stores, drug stores, military commissaries, mass merchandisers, and distributors. The Sweet Baked Snacks reportable segment includes products distributed across all channels, both domestically and in foreign countries, such as supermarket chains, convenience stores, national mass retailers, discount and dollar stores, club stores, the vending channel, drug stores, and military commissaries. The Away From Home reportable segment includes the sale of all products domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).

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
Our strategic vision is to engage, delight, and inspire consumers by building brands they love and leading in attractive categories. It provides clear long-term direction, aligning the organization and guiding business priorities. As a Company of #1 and leading brands, complemented by emerging, on-trend brands, we will continue to drive balanced, long-term growth, primarily in North America.
Our strategic growth objectives include net sales increasing by a low single-digit percentage and operating income excluding non-GAAP adjustments (“adjusted operating income”) increasing by a mid-single-digit percentage on average over the long term. Related to income per diluted share excluding non-GAAP adjustments (“adjusted earnings per share”), our strategic growth objective is to increase by a high single-digit percentage over the long term. We expect organic growth, including new products, to drive much of our top-line growth, while the contribution from acquisitions will vary from year to year. Our non-GAAP adjustments include amortization expense and impairment charges related to intangible assets, certain divestiture, acquisition, integration, and restructuring costs (“special project costs”), gains and losses on divestitures, the net change in cumulative unallocated gains and losses on commodity and foreign currency exchange derivative activities (“change in net cumulative unallocated derivative gains and losses”), and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Due to a dynamic external environment, we may experience difficulties or be delayed in achieving our long-

term strategies; however, we continue to evaluate the effects of the macroeconomic environment on our long-term growth objectives.
Over the past five years, both net sales and adjusted operating income increased at a compound annual growth rate of approximately 2 percent, while adjusted earnings per share was flat. These changes were primarily driven by an increase in net sales from the acquisition of Hostess Brands, partially offset by the reduction in net sales from the divested Voortman business and certain Sweet Baked Snacks value brands in 2025, Sahale Snacks and Canada condiment businesses in 2024, certain pet food brands in 2023, and the private label dry pet food and natural beverage and grains businesses in 2022. Net cash provided by operating activities decreased at a compound annual growth rate of approximately 1 percent over the past five years. Our cash deployment strategy is to balance reinvesting in our business through acquisitions and capital expenditures with returning cash to our shareholders through the payment of dividends and share repurchases. Our current deployment strategy also includes a significant focus on debt repayment.

Acquisition
On November 7, 2023, we completed a cash and stock transaction to acquire Hostess Brands, a manufacturer and marketer of sweet baked goods brands, including Hostess Donettes, Twinkies, CupCakes, DingDongs, Zingers, CoffeeCakes, HoHos, Mini Muffins, and Fruit Pies, and the Voortman cookie brand at the acquisition date. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois at the acquisition date. The total purchase consideration in connection with the acquisition was $5.4 billion, which reflects an exchange offer of all outstanding shares of Hostess Brands common stock at a price of $34.25 per share, consisting of $30.00 in cash and 0.03002 shares of our common shares, based on the closing stock price on September 8, 2023, that were exchanged for each share of Hostess Brands common stock as of the transaction date. For additional information, refer to Note 2: Acquisition.

Divestitures
On March 3, 2025, we sold certain Sweet Baked Snacks value brands to JTM. The transaction included certain trademarks and licenses, a manufacturing facility in Chicago, Illinois, and approximately 400 employees who supported the business. Under our ownership, these Sweet Baked Snacks value brands generated net sales of approximately $48.4 and $30.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks reportable segment. Net proceeds from the divestiture were $34.6, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $44.2 during 2025, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On December 2, 2024, we sold the Voortman business to Second Nature. The transaction included products sold under the Voortman brand, inclusive of certain trademarks, a leased manufacturing facility in Burlington, Ontario, and approximately 300 employees who supported the business. Under our ownership, the Voortman business generated net sales of approximately $86.3 and $65.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks reportable segment. Net proceeds from the divestiture were $291.4, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $265.9 during 2025, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods. The transaction included Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8 in 2024, which was included in the International operating segment. Final net proceeds from the divestiture were $25.3, inclusive of a working capital adjustment and cash transaction costs. Upon completion of this transaction during 2024, we recognized a pre-tax loss of $5.7, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On November 1, 2023, we sold the Sahale Snacks business to Second Nature. The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1 in 2024, primarily included in the U.S. Retail Frozen Handheld and Spreads reportable segment. Final net proceeds from the divestiture were $31.6, inclusive of a working capital adjustment and cash transaction costs. Upon completion of this transaction during 2024, we recognized a pre-tax loss of $6.7, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.
For additional information, refer to Note 3: Divestitures.

Trends Affecting our Business
During 2026, we continued to experience input cost inflation and a dynamic macroeconomic environment, including tariffs, regulatory and policy changes, and shifts in consumer behavior, including health and wellness trends, which could persist into 2027. Further, these higher costs have required price increases across certain areas of our business during 2026 as consumers faced broader inflationary pressures and were selective in their spending. In support of ongoing cost management and earnings growth, we remain focused on executing our company-wide transformation initiative, which is designed to translate our continuous improvement mindset into sustainable productivity gains. These efforts are intended to expand our profit margins while enabling reinvestment in the Company to support future growth and cost savings.

Additionally, significant supply chain disruptions could arise if certain geopolitical events continue to impact global markets, including the impact of potential shipping delays driven by supply and demand imbalances, labor shortages, and tariffs. We continue to work closely with our customers and external business partners, taking proactive measures to support safety, ensure business continuity, and maximize product availability. Production has been maintained across all facilities, and appointments at distribution centers remain available.

We are closely monitoring ongoing geopolitical conflicts, as well as evolving international trade and regulatory conditions, for any escalation that could significantly disrupt economic activity or supply chains. These factors may contribute to broader inflationary pressures, tariff impacts, increased energy costs, or regional and global economic slowdowns. Given these uncertainties, the extent to which inflation and supply chain disruptions, including labor availability and attrition, may affect our business, results of operations, financial condition, and liquidity could be difficult to predict. We will continue to evaluate these factors as conditions evolve.
Results of Operations
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended April 30, 2026 and 2025. For the comparisons of the years ended April 30, 2025 and 2024, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2025 Annual Report on Form 10-K.

	Year Ended April 30,
	2026	2025	% Increase (Decrease)
Net sales	$9,050.9	$8,726.1	4%
Gross profit	$3,034.5	$3,384.7	(10)
% of net sales	33.5%	38.8%
Operating income (loss)	$360.2	$(673.9)	n/m
% of net sales	4.0%	(7.7)%
Net income (loss):
Net income (loss)	$(138.7)	$(1,230.8)	89
Net income (loss) per common share – assuming dilution	$(1.30)	$(11.57)	89
Adjusted gross profit (A)	$3,159.2	$3,335.6	(5)
% of net sales	34.9%	38.2%
Adjusted operating income (A)	$1,678.3	$1,824.7	(8)
% of net sales	18.5%	20.9%
Adjusted income: (A)
Income	$977.8	$1,078.8	(9)
Earnings per share – assuming dilution	$9.15	$10.12	(10)
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable generally accepted accounting principles (“GAAP”) financial measure.

Net Sales

	Year Ended April 30,
	2026	2025	Increase (Decrease)	%
Net sales	$9,050.9	$8,726.1	$324.8	4%
Sweet Baked Snacks value brands divestiture	—	(48.4)	48.4	1
Voortman divestiture	—	(86.3)	86.3	1
Foreign currency exchange	(3.3)	—	(3.3)	—
Net sales excluding divestitures and foreign currency exchange (A)	$9,047.6	$8,591.4	$456.2	5%
Amounts may not add due to rounding.
(A)Net sales excluding divestitures and foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in 2026 increased $324.8, or 4 percent, which includes $134.7 of noncomparable net sales in the prior year related to divestitures. Net sales excluding divestitures and foreign currency exchange increased $456.2. Net price realization contributed 9 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix decreased net sales by 4 percentage points, primarily driven by decreases for coffee, sweet baked goods, dog snacks, peanut butter, and fruit spreads, as well as the lapping of contract manufacturing sales related to the divested pet food brands in the prior year, partially offset by an increase for Uncrustables sandwiches.
Operating Income (Loss)
The following table presents the components of operating income (loss) as a percentage of net sales.

	Year Ended April 30,
	2026	2025
Gross profit	33.5%	38.8%
Selling, distribution, and administrative expenses:
Marketing	3.1%	3.3%
Advertising	2.0	2.1
Selling	2.9	3.0
Distribution	3.1	3.3
General and administrative	5.4	5.9
Total selling, distribution, and administrative expenses	16.5%	17.5%
Amortization	2.3	2.5
Goodwill impairment charges	5.6	19.0
Other intangible assets impairment charges	5.0	3.7
Other special project costs	0.2	0.4
Loss (gain) on divestitures – net	—	3.6
Other operating expense (income) – net	(0.2)	(0.2)
Operating income (loss)	4.0%	(7.7)%
Amounts may not add due to rounding.

Gross profit decreased $350.2, or 10 percent, in 2026, primarily driven by higher costs, inclusive of commodity costs and tariffs, unfavorable volume/mix, a net unfavorable impact of derivative gains and losses, an increase in special project costs, and the noncomparable impact of divestitures, partially offset by higher net price realization.

Operating income (loss) increased $1,034.1, primarily reflecting a $1.0 billion decrease in impairment charges related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand trademark, the lapping of a $310.1 net pre-tax loss on divestitures in the prior year, and a $32.4 decrease in selling, distribution, and administrative (“SD&A”) expenses, partially offset by the decrease in gross profit.
Our non-GAAP adjustments include the exclusion of amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”), decreased $176.4, or 5 percent, as compared to the prior year, reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses and special project costs as compared to GAAP gross profit. Adjusted operating income decreased $146.4, or 8 percent, as compared to the prior year, further reflecting the exclusion of amortization expense, noncash impairment charges, the net pre-tax loss on divestitures in the prior year, and other special project costs as compared to GAAP operating income.

Interest Expense
Net interest expense decreased $7.5, or 2 percent, in 2026, primarily due to reduced debt outstanding as compared to the prior year. For additional information, refer to Note 8: Debt and Financing Arrangements.
Income Taxes
Income taxes decreased $107.7, or 59 percent, in 2026, as compared to the prior year. The effective income tax rate for 2026 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the unfavorable permanent impact associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit and state income taxes. The effective income tax rate for 2025 varied from the U.S. statutory income tax rate of 21.0 percent primarily due to the unfavorable permanent impacts associated with the goodwill impairment charges for the Sweet Baked Snacks reporting unit and the sale of the Voortman business, as well as state income taxes, partially offset by favorable noncash deferred tax benefits associated with the integration of Hostess Brands into our Company and certain state legislative changes enacted during the year. We anticipate a full-year effective income tax rate for 2027 to be approximately 24.4 percent. For additional information, refer to Note 14: Income Taxes.

Special Project Costs
Divestiture Costs: Total divestiture costs incurred to date related to the divested Sahale Snacks and Canada condiment businesses that were divested in 2024 were $6.4, which included $4.3 and $2.1 of employee-related and other transition and termination costs, respectively, all of which were cash charges. We did not incur any divestiture costs in 2026 and incurred divestiture costs of $0.9 during 2025, primarily consisting of employee-related costs and a noncash gain related to a lease termination in 2025. We do not anticipate any additional costs to be incurred related to these divestiture activities.

As a result of our recent divestitures, we identified opportunities to address certain distribution inefficiencies. We have recognized total cumulative costs of $9.0 related to these efforts, of which $2.5 and $6.5 were recognized during 2026 and 2025, respectively, all of which were cash charges, primarily consisting of other transition and termination costs. We do not anticipate any additional costs to be incurred related to these activities. For additional information, see Note 3: Divestitures.

Integration Costs: We have recognized total cumulative integration costs related to the acquisition of Hostess Brands of $187.4, of which $2.5 and $37.5 were recognized during 2026 and 2025, respectively. These costs primarily consisted of transaction costs, employee-related costs, and other transition and termination charges, the majority of which were cash charges. We do not anticipate any additional costs to be incurred related to these integration activities.

Restructuring Costs: During 2026, we closed our Indianapolis, Indiana manufacturing facility, which manufactured Hostess branded products, and consolidated operations into other existing facilities to further optimize operations within our Sweet Baked Snacks reportable segment. We have recognized total cumulative costs of $83.5 during 2026, consisting primarily of employee-related and other transition and termination costs. We do not anticipate remaining charges related to these restructuring activities to be material in 2027.
For further information on these costs, refer to Note 4: Special Project Costs.
Commodities Overview
The raw materials we use in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The most significant of these materials, based on 2026 annual spend, are green coffee, peanuts, oils, fats, flour, sugar, and fruit. Green coffee, corn, certain meals, oils, and grains are traded on active regulated exchanges, and the price of these commodities fluctuates based on market conditions. Derivative instruments, including futures and options, are used to minimize the impact of price volatility for these commodities.

We source green coffee from more than 20 coffee-producing countries. Its price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, geopolitical conflicts, changes in governmental agricultural and energy policies and regulation, political and economic conditions in the source countries, and tariffs.
We source peanuts, oils, and fats mainly from North America. We are one of the largest roasters of peanuts in the U.S. and frequently enter into long-term purchase contracts for various periods of time to mitigate the risk of a shortage of this commodity. The oils we purchase are mainly palm, soybean, and peanut. The price of agricultural commodities are primarily driven by weather, which impacts crop sizes and yield, as well as global demand, especially from large importing countries such as China and India.
We frequently enter into long-term contracts to purchase plastic containers, which are sourced mainly within the U.S. Plastic resin is made from petrochemical feedstock and natural gas feedstock, and the price can be influenced by feedstock, energy, and crude oil prices, as well as global economic and geopolitical conditions.
Excluding the impact of derivative gains and losses, our overall commodity costs in 2026 were higher than in 2025, primarily due to higher costs for green coffee, corn, and meals.
Segment Results
We have five reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, Sweet Baked Snacks, and Away From Home. The presentation of Other represents the International operating segment, which does not meet the criteria to be presented as a reportable segment under FASB ASC 280.

In accordance with FASB ASC 280, we completed our annual evaluation of operating segments to determine which segments meet the quantitative thresholds to be presented as a reportable segment. As a result of this evaluation, the Away From Home operating segment met the reportable segment criteria and is presented as such beginning in the fourth quarter of 2026. Previously, the Away From Home operating segment was presented as a combination of all other operating segments that were not individually reportable. Segment information for 2025 and 2024 has been recast to reflect this change.

The U.S. Retail Coffee reportable segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; the U.S. Retail Frozen Handheld and Spreads reportable segment primarily includes the domestic sales of Uncrustables, Jif, and Smucker’s branded products; the U.S. Retail Pet Foods reportable segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; and the Sweet Baked Snacks reportable segment primarily includes all domestic and foreign sales of Hostess branded products in all channels. The Away From Home reportable segment includes the sale of all products, with the exception of Sweet Baked Snacks products, domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).

	Year Ended April 30,
	2026	2025	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$3,304.9	$2,806.6	18%
U.S. Retail Frozen Handheld and Spreads	1,853.9	1,877.0	(1)
U.S. Retail Pet Foods	1,600.0	1,663.6	(4)
Sweet Baked Snacks	971.3	1,178.8	(18)
Away From Home	879.0	763.0	15
Other (A)	441.8	437.1	1
Segment profit:
U.S. Retail Coffee	$701.5	$795.1	(12)%
U.S. Retail Frozen Handheld and Spreads	444.7	425.3	5
U.S. Retail Pet Foods	473.3	459.6	3
Sweet Baked Snacks	97.2	219.8	(56)
Away From Home	220.1	176.1	25
Other (A)	69.6	71.3	(2)
Segment profit margin:
U.S. Retail Coffee	21.2%	28.3%
U.S. Retail Frozen Handheld and Spreads	24.0	22.7
U.S. Retail Pet Foods	29.6	27.6
Sweet Baked Snacks	10.0	18.6
Away From Home	25.0	23.1
Other (A)	15.8	16.3
(A)     Represents the International operating segment.
U.S. Retail Coffee
U.S. Retail Coffee net sales increased $498.3 in 2026. Net price realization increased net sales by 22 percentage points, reflecting higher net pricing across the portfolio. Volume/mix decreased net sales by 5 percentage points, reflecting decreases for the Dunkin’ and Folgers brands, partially offset by an increase for the Café Bustelo brand. Segment profit decreased $93.6, primarily reflecting higher costs, inclusive of commodity costs and tariffs, unfavorable volume/mix, and higher marketing spend, partially offset by higher net price realization.
U.S. Retail Frozen Handheld and Spreads
U.S. Retail Frozen Handheld and Spreads net sales decreased $23.1 in 2026. Volume/mix decreased net sales by 3 percentage points, primarily reflecting decreases for peanut butter and fruit spreads, partially offset by an increase for Uncrustables sandwiches. Net price realization contributed 2 percentage points to net sales, primarily reflecting higher net pricing for Uncrustables sandwiches. Segment profit increased $19.4, primarily driven by higher net price realization and lower pre-production expenses related to the new Uncrustables sandwiches manufacturing facility, partially offset by unfavorable volume/mix.
U.S. Retail Pet Foods
U.S. Retail Pet Foods net sales decreased $63.6 in 2026. Volume/mix decreased net sales by 5 percentage points, primarily reflecting a decrease for dog snacks and the lapping of contract manufacturing sales related to the divested pet food brands in the prior year, partially offset by an increase for cat food. Net price realization increased net sales by 1 percentage point, primarily reflecting higher net pricing for cat food and dog snacks. Segment profit increased $13.7, primarily reflecting higher net price realization and lower marketing spend, partially offset by unfavorable volume/mix.
Sweet Baked Snacks
Sweet Baked Snacks net sales decreased $207.5 in 2026, inclusive of the impact of $134.7 of noncomparable net sales in the prior year related to the divested Voortman business and certain Sweet Baked Snacks value brands. Excluding the noncomparable impact of the divestitures, net sales decreased $72.8, or 7 percent. Volume/mix decreased net sales by 8 percentage points, primarily reflecting decreases for snack cakes, private label, and breakfast. Net price realization increased net sales by 1 percentage point, primarily reflecting higher net pricing across the portfolio. Segment profit decreased $122.6, primarily reflecting higher costs, unfavorable volume mix, and the impact of noncomparable segment profit in the prior year related to the divested businesses, partially offset by higher net price realization.

Away From Home
Away From Home net sales increased $116.0 in 2026. Net price realization contributed 10 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix contributed 6 percentage points to net sales, reflecting increases for Uncrustables sandwiches and coffee. Segment profit increased $44.0, primarily driven by higher net price realization and favorable volume/mix, partially offset by higher costs.
LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $58.6 at April 30, 2026, compared to $69.9 at April 30, 2025.

The following table presents selected cash flow information.

	Year Ended April 30,
	2026	2025
Net cash provided by (used for) operating activities	$1,473.6	$1,210.4
Net cash provided by (used for) investing activities	(258.8)	(100.3)
Net cash provided by (used for) financing activities	(1,226.5)	(1,102.7)

Net cash provided by (used for) operating activities	$1,473.6	$1,210.4
Additions to property, plant, and equipment	(317.4)	(393.8)
Free cash flow (A)	$1,156.2	$816.6
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $263.2 increase in cash provided by operating activities in 2026 was primarily driven by a decrease in cash used for income and other taxes, primarily reflecting the timing of income tax payments and lower taxable income, as well as lower working capital requirements in 2026, partially offset by lower net income (loss) adjusted for noncash items in the current year. The cash required to fund working capital decreased compared to the prior year, primarily driven by lower inventories, reflecting moderation in input cost inflation during the current year, the timing of settling our derivative instruments, and a reduction in payments related to transition services agreements entered into in connection with divestitures. These increases in cash were partially offset by decreases related to changes in trade receivables, reflecting higher sales and the timing of cash collections, and changes in accounts payable, reflecting the timing of spend and cash payments.
Cash used for investing activities in 2026 consisted primarily of $317.4 in capital expenditures, primarily reflecting plant maintenance and improvement of our facilities, partially offset by a decrease of $44.9 in our derivative cash margin account balances. Cash used for investing activities in 2025 consisted primarily of $393.8 in capital expenditures, reflecting our investments in the new Uncrustables sandwiches manufacturing and distribution facilities in McCalla, Alabama, as well as plant maintenance across our facilities, and also an increase of $39.4 in our derivative cash margin account balances. These uses of cash for 2025 were partially offset by net proceeds received of $326.0 from the divestiture of certain Sweet Baked Snacks value brands and the Voortman business.
Cash used for financing activities in 2026 consisted primarily of long-term debt repayments of $500.0, dividend payments of $464.7, and a net decrease in short-term borrowings of $251.5. Cash used for financing activities in 2025 consisted primarily of long-term debt repayments of $1,300.0 and dividend payments of $455.4, partially offset by $650.0 of proceeds from long-term debt and a net increase in short-term borrowings of $19.2.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of April 30, 2026 and 2025, $325.1 and $340.4 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During 2026 and 2025, we paid $1,270.1 and $1,562.3, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2026. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2026, and the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
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

Tariff Refunds: In April 2026, we began pursuing claims for refunds of tariffs previously paid on certain imported goods. As of April 30, 2026, recovery of these claims was subject to regulatory review and approval, and the timing and amount of any recovery was uncertain. Accordingly, no amounts were recognized as of April 30, 2026. The scope and realization of any recoveries remain subject to ongoing legal and administrative proceedings, including an announced appeal by the U.S. Department of Justice, which may affect our ability to recover or retain any amounts received.

Capital Resources
The following table presents our capital structure.

	April 30,
	2026	2025
Current portion of long-term debt	$150.0	$—
Short-term borrowings	420.9	640.8
Long-term debt, less current portion	6,392.8	7,036.8
Total debt	$6,963.7	$7,677.6
Shareholders’ equity	5,543.8	6,082.6
Total capital	$12,507.5	$13,760.2
We have available a $2.0 billion unsecured revolving credit facility with a group of ten banks that matures in March 2030. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2026, we had $421.0 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 4.03 percent.
We are in compliance with all our debt covenants as of April 30, 2026, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 8: Debt and Financing Arrangements.
Dividend payments were $464.7 and $455.4 in 2026 and 2025, respectively, and dividends declared per share were $4.40 and $4.32 in 2026 and 2025, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income (loss), financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
During 2026 and 2025, we did not repurchase any common shares under a repurchase plan authorized by the Board. The shares repurchased during 2026 and 2025 consisted of shares repurchased from stock plan recipients in lieu of cash payments. As of April 30, 2026, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
The following table presents certain cash requirements related to 2027 investing and financing activities based on our current expectations.

Projection Year Ending April 30, 2027
Principal payments (A)	$150.0
Dividend payments (B)	469.3
Capital expenditures	325.0
Interest payments	343.2
(A)Represents required principal payments on maturing debt and does not include additional discretionary debt repayments.
(B)Based on current rates and common shares outstanding.
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

As of April 30, 2026, total cash and cash equivalents of $48.6 was held by our foreign subsidiaries, primarily in Canada. During 2026, we returned $42.1 of foreign cash to the U.S. from Canada, which was subject to $2.1 of foreign withholding taxes, while U.S. federal and state income taxes were not significant. There was no other foreign cash repatriated to the U.S. during 2026.
Material Cash Requirements
The following table summarizes our material cash requirements by fiscal year at April 30, 2026.

	Total	2027	2028-2029	2030-2031	2032 and beyond
Long-term debt obligations, including current portion (A)	$6,603.2	$150.0	$1,250.0	$500.0	$4,703.2
Interest payments (B)	4,903.4	338.7	625.1	507.8	3,431.8
Purchase obligations (C)	2,317.8	1,836.7	472.6	8.5	—
Total	$13,824.4	$2,325.4	$2,347.7	$1,016.3	$8,135.0
(A)Long-term debt obligations, including current portion, excludes the impact of offering discounts, make-whole payments, and debt issuance costs.
(B)Interest payments consists of the interest payments for our fixed-rate Senior Notes and Term Loan.
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
Our other cash requirements at April 30, 2026, primarily included operating and finance lease obligations, which consist of the minimum rental commitments under non-cancelable operating and finance leases. As of April 30, 2026, we had total undiscounted minimum lease payments of $181.3 and $11.3 related to our operating and finance leases, respectively. For additional information, see Note 12: Leases.
In addition, we have other liabilities consisting primarily of projected commitments associated with our defined benefit pension and other postretirement benefit plans, as disclosed in Note 9: Pensions and Other Postretirement Benefits. The total liability for our unrecognized tax benefits and tax-related net interest at April 30, 2026, was $1.8 under FASB ASC 740, Income Taxes; however, we are unable to reasonably estimate the timing of cash settlements with the respective taxing authorities. For additional information, see Note 14: Income Taxes.
As of April 30, 2026, we do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.

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

Non-GAAP financial measures exclude certain items affecting comparability that can significantly affect the year-over-year assessment of operating results, which include amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Income taxes, as adjusted is calculated using an adjusted effective income tax rate that is applied to adjusted income before income taxes and reflects the exclusion of the previously discussed items, as well as any adjustments for one-time tax-related activities, when they occur. While this adjusted effective income tax rate does not generally differ materially from our GAAP effective income tax rate, certain exclusions from non-GAAP results, such as the unfavorable tax impact associated with the impairment charges for the Sweet Baked Snacks reporting unit, can significantly impact our adjusted effective income tax rate.

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

	Year Ended April 30,
	2026	2025
Gross profit reconciliation:
Gross profit	$3,034.5	$3,384.7
Change in net cumulative unallocated derivative gains and losses	58.6	(58.2)
Cost of products sold – special project costs	66.1	9.1
Adjusted gross profit	$3,159.2	$3,335.6
% of net sales	34.9%	38.2%
Operating income (loss) reconciliation:
Operating income (loss)	$360.2	$(673.9)
Amortization	210.6	219.3
Goodwill impairment charges	507.5	1,661.6
Other intangible assets impairment charges	454.2	320.9
Loss (gain) on divestitures – net	—	310.1
Change in net cumulative unallocated derivative gains and losses	58.6	(58.2)
Cost of products sold – special project costs	66.1	9.1
Other special project costs	21.1	35.8
Adjusted operating income	$1,678.3	$1,824.7
% of net sales	18.5%	20.9%
Net income (loss) reconciliation:
Net income (loss)	$(138.7)	$(1,230.8)
Income tax expense	76.3	184.0
Amortization	210.6	219.3
Goodwill impairment charges	507.5	1,661.6
Other intangible assets impairment charges	454.2	320.9
Loss (gain) on divestitures – net	—	310.1
Change in net cumulative unallocated derivative gains and losses	58.6	(58.2)
Cost of products sold – special project costs	66.1	9.1
Other special project costs	21.1	35.8
Other expense – special project costs	1.3	—
Other infrequently occurring items:
Other debt charges (gains) – net (A)	—	(30.2)
Pension plan termination settlement charges (B)	34.0	—
Adjusted income before income taxes	$1,291.0	$1,421.6
Income taxes, as adjusted	313.2	342.8
Adjusted income	$977.8	$1,078.8
Weighted-average shares outstanding – assuming dilution (C)	106.9	106.6
Adjusted earnings per share – assuming dilution (C)	$9.15	$10.12
Free cash flow reconciliation:
Net cash provided by (used for) operating activities	$1,473.6	$1,210.4
Additions to property, plant, and equipment	(317.4)	(393.8)
Free cash flow	$1,156.2	$816.6
(A)    Net other debt charges (gains) includes a net gain on extinguishment of debt as a result of the tender offers completed during 2025. For more information, see Note 8: Debt and Financing Arrangements.
(B)    Pension plan termination settlement charges represents the pre-tax settlement charges recognized during 2026 related to the termination of one of our U.S. qualified defined benefit plans. For more information, see Note 9: Pensions and Other Postretirement Benefits.
(C)    Adjusted earnings per common share – assuming dilution for 2026 and 2025 was computed using the treasury stock method. Further, in 2026 and 2025, the weighted-average shares outstanding – assuming dilution differed from our GAAP weighted-average common shares outstanding – assuming dilution as a result of the anti-dilutive effect of our stock-based awards, which were excluded from the computation of net loss per share – assuming dilution. For more information, see Earnings Per Share in Note 1: Accounting Policies and Note 6: Earnings Per Share.

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
Trade Marketing and Merchandising Programs: In order to support the sale of our products, various promotional activities are conducted through retailers, distributors, or directly with consumers, including in-store display and product placement programs, price discounts, coupons, and other similar activities. The costs of these programs are classified as a reduction of sales. We regularly review and revise, when we deem necessary, estimates of costs for these promotional programs based on estimates of what will be redeemed by retailers, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expenditures and actual performance are recognized as a change in estimate in a subsequent period. During 2026, 2025, and 2024, subsequent period adjustments were less than 2 percent of both consolidated pre-tax adjusted income and cash provided by operating activities.

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

The future tax benefit arising from the net deductible temporary differences and tax carryforwards was $218.9 and $231.5 at April 30, 2026 and 2025, respectively. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance has been provided.
As of April 30, 2026, a portion of our undistributed foreign earnings, primarily in Canada, is not considered permanently reinvested, and an immaterial deferred tax liability has been recognized accordingly. For additional information, see Note 14: Income Taxes.
Goodwill and Other Indefinite-Lived Intangible Assets: A significant portion of our assets is composed of goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually on
February 1, and more often if indicators of impairment exist. At April 30, 2026, the carrying value of goodwill and other intangible assets totaled $10.9 billion, compared to total assets of $16.2 billion and total shareholders’ equity of $5.5 billion. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, which would result in a noncash impairment charge to earnings, that could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, declining financial performance in comparison to projected results, increased input costs beyond projections, or divestitures of significant brands.
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
At April 30, 2026, goodwill totaled $5.2 billion. Goodwill is substantially concentrated within the U.S. Retail reportable segments. During 2026, we recognized a goodwill impairment charge of $507.5 related to the goodwill of the Sweet Baked Snacks reporting unit, which was a result of an interim evaluation performed during 2026 and represented the full remaining carrying value of the goodwill within the Sweet Baked Snacks reporting unit. As of April 30, 2026, the estimated fair value exceeded the carrying value by greater than 10 percent for all of our reporting units with a goodwill balance.
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
At April 30, 2026, other indefinite-lived intangible assets totaled $2.6 billion. Trademarks that represent our leading brands comprise more than 95 percent of the total carrying value of other indefinite-lived intangible assets. As of April 30, 2026, the estimated fair value of the majority of our leading brand trademarks was substantially in excess of their carrying values. In all instances, the estimated fair value exceeded carrying value by more than 10 percent, with the exception of the Pup-Peroni brand indefinite-lived intangible asset within the U.S. Retail Pet Foods reportable segment, which is susceptible to future impairment charges if there is any significant adverse change in our near- or long-term projections for the brand or macroeconomic conditions. During 2026, we recognized impairment charges of $454.2 related to the Hostess brand indefinite-lived trademark, to the extent the carrying value exceeded the estimated fair value, and reclassified the brand as a finite-lived intangible asset. For additional information, see Note 7: Goodwill and Other Intangible Assets.
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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, those set forth under the caption “Risk Factors” in this Annual Report on Form 10-K, as well as the following:
•our ability to maintain operational stability and continue executing ongoing optimization initiatives to realize the anticipated benefits with respect to the Hostess Brands’ acquisition, including the possibility that the benefits will not be realized or will not be realized within the expected time period;
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
Interest Rate Risk: The fair value of our cash and cash equivalents at April 30, 2026, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, Secured Overnight Financing Rate (“SOFR”), and commercial paper rates in the U.S.
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
In November 2024, we entered into reverse treasury locks to manage our exposure to interest rate fluctuations related to anticipated tender offers. In December 2024, concurrent with the pricing of the tender offers, we settled the reverse treasury locks and realized a net loss of $4.5 during the year ended April 30, 2025, recognized in earnings within other debt gains (charges) – net on the Statement of Consolidated Income (Loss), netting with the gain on extinguishment associated with the tender offers.
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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical
100 basis-point decrease in interest rates at April 30, 2026, would increase the fair value of our long-term debt by $499.7.
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

	Year Ended April 30,
	2026	2025
High	$43.6	$112.7
Low	(35.4)	20.0
Average	7.0	49.6

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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of April 30, 2026, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of April 30, 2026, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 4 percent of consolidated net sales during 2026. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.

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
Our management, with the participation of the principal financial officer and principal executive officer, assessed the effectiveness of the internal control over financial reporting as of April 30, 2026. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).
Based on our assessment of internal control over financial reporting under the COSO criteria, we concluded the internal control over financial reporting was effective as of April 30, 2026.
Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of April 30, 2026, and their report thereon is included on page 47 of this report.

Mark T. Smucker	Tucker H. Marshall
Chief Executive Officer, President and Chair of the Board	Chief Financial Officer | Executive Vice President, Frozen Handheld and Spreads and Sweet Baked Snacks

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The J. M. Smucker Company
Opinion on Internal Control Over Financial Reporting

We have audited The J. M. Smucker Company’s internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The J. M. Smucker Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2026 consolidated financial statements of the Company and our report dated June 9, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Akron, Ohio
June 9, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The J. M. Smucker Company
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The J. M. Smucker Company (the Company) as of April 30, 2026 and 2025, the related statements of consolidated income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 9, 2026 expressed an unqualified opinion thereon.
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

Hostess brand trademark and Sweet Baked Snacks reporting unit interim impairment test

Description of the Matter
As discussed in Note 1 and Note 7 of the consolidated financial statements, the Company’s goodwill and indefinite-lived trademarks are quantitatively tested for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived trademark below its carrying amount. If the fair value of a reporting unit (for goodwill) or indefinite-lived trademark is less than its respective carrying value, an impairment loss is recognized in an amount equal to the difference. During the third quarter of 2026, the Company identified an indicator of impairment of the Sweet Baked Snacks reporting unit and Hostess brand trademark in connection with the continued underperformance of the segment as compared to plan and the completion of the long-range planning process which resulted in a decrease in projected sales and segment profit for the Sweet Baked Snacks reporting unit. As a result, the Company performed an interim quantitative goodwill impairment test over the Sweet Baked Snacks reporting unit using an income and market approach and an indefinite-lived trademark impairment test over the Hostess brand using an income approach during the interim period ended January 31, 2026. Based on the results of the impairment tests, the Company recorded impairment charges for goodwill and indefinite-lived intangibles of $507.5 million and $454.2 million, respectively.

Auditing the Company’s interim quantitative goodwill impairment test for the Sweet Baked Snacks reporting unit was especially complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using the income approach was sensitive to significant assumptions such as the weighted-average cost of capital (WACC), discrete revenue growth and the long-term growth rate. Auditing the Company’s interim quantitative test of the Hostess brand indefinite-lived trademark was especially complex and judgmental due to the significant estimation required in determining the fair value of the indefinite-lived trademark. In particular, the fair value estimate was sensitive to significant assumptions such as the required rate of return, discrete revenue growth, and royalty rate. Elements of these significant assumptions used in both assessments are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over the Company’s quantitative impairment test of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, including controls over the significant assumptions mentioned above.

To test the estimated fair value of the Sweet Baked Snacks reporting unit and Hostess brand indefinite-lived trademark, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its quantitative tests. As it pertains to revenue growth, we compared the significant assumptions used by management to current industry and economic trends and to historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions, including the WACC, required rate of return and royalty rate. Specifically, we evaluated the inputs used to calculate the WACC and required rate of return, including an independent corroborative calculation. Further, we performed an independent corroborative profit split calculation to evaluate the royalty rate selected by the Company. We also evaluated the appropriateness of the royalty rate used by the Company and its relevance to the market.

Quantitative impairment assessment of goodwill and indefinite-lived trademarks

Description of the Matter
At April 30, 2026, the Company’s total goodwill and indefinite-lived trademarks were $5.2 billion and $2.6 billion, respectively. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 7 of the consolidated financial statements, the Company’s goodwill and indefinite-lived trademarks are quantitatively tested for impairment at least annually on February 1, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived trademark below its carrying amount. The Company uses a discounted cash flow valuation technique, a form of income approach, and market-based approach to estimate the fair value of its reporting units. The Company uses a discounted cash flow valuation technique to estimate the fair value of its indefinite-lived trademarks.

Auditing the Company’s quantitative impairment test for certain of its reporting units and indefinite-lived trademarks was complex due to the use of a valuation methodology in the determination of the fair values. In particular, the fair value estimates are impacted by the WACC, which is a significant assumption used in the discounted cash flow valuation technique for goodwill and the required rate of return assumption used in the discounted cash flow valuation technique for indefinite-lived trademarks. Additionally, auditing the Company’s quantitative test of the Pup-Peroni brand indefinite-lived trademark was complex and judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as the required rate of return, revenue growth, and royalty rate. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of management's controls over the Company’s quantitative impairment test of goodwill and indefinite-lived trademarks. This includes controls over management’s review of the methodology and model, including sensitivities performed on the related inputs, including the WACC and required rate of return, to understand their impact on the estimated fair values. This also includes controls over management’s review of the significant assumptions applicable to the Pup-Peroni brand indefinite-lived trademark mentioned above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the fair value methodologies and testing the completeness and accuracy of the underlying data used by the Company in its quantitative test. For example, we compared certain inputs used by management, including Pup-Peroni brand revenue growth, to current industry and economic trends and to historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of certain assumptions used by management, such as inputs to the WACC and required rate of return to evaluate the changes in fair value of certain reporting units and trademarks that would result from changes in the assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company and the inputs used to calculate the WACC and required rate of return, including an independent corroborative calculation. We also performed an independent corroborative profit split calculation to evaluate the royalty rate selected by the Company for the Pup-Peroni brand indefinite-lived trademark. We also evaluated the appropriateness of the royalty rate used by the Company and its relevance to the market. Further, we evaluated management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1955.
Akron, Ohio
June 9, 2026

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
Our audit committee, comprised of four independent non-employee members of the Board of Directors, meets regularly with the independent registered public accounting firm and management to review the work of the internal audit staff and the work, audit scope, timing arrangements, and fees of the independent registered public accounting firm. The audit committee also regularly satisfies itself as to the adequacy of controls, systems, and financial records. The lead internal auditor of the internal audit department is required to report directly to the audit committee as to internal audit matters.
It is our best judgment that our policies and procedures, our program of internal and independent audits, and the oversight activity of the audit committee work together to provide reasonable assurance that our operations are conducted according to law and in compliance with the high standards of business ethics and conduct to which we subscribe.

Mark T. Smucker	Tucker H. Marshall
Chief Executive Officer, President and Chair of the Board	Chief Financial Officer | Executive Vice President, Frozen Handheld and Spreads and Sweet Baked Snacks

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended April 30,
(Dollars in millions, except per share data)	2026	2025	2024
Net sales	$9,050.9	$8,726.1	$8,178.7
Cost of products sold (A)	6,016.4	5,341.4	5,063.3
Gross Profit	3,034.5	3,384.7	3,115.4
Selling, distribution, and administrative expenses	1,496.6	1,529.0	1,446.2
Amortization	210.6	219.3	191.1
Goodwill impairment charges	507.5	1,661.6	—
Other intangible assets impairment charges	454.2	320.9	—
Other special project costs (A)	21.1	35.8	130.2
Loss (gain) on divestitures – net	—	310.1	12.9
Other operating expense (income) – net	(15.7)	(18.1)	29.2
Operating Income (Loss)	360.2	(673.9)	1,305.8
Interest expense – net	(381.2)	(388.7)	(264.3)
Other debt gains (charges) – net (A)	—	30.2	(19.5)
Other income (expense) – net	(41.4)	(14.4)	(25.6)
Income (Loss) Before Income Taxes	(62.4)	(1,046.8)	996.4
Income tax expense	76.3	184.0	252.4
Net Income (Loss)	$(138.7)	$(1,230.8)	$744.0
Earnings per common share:
Net Income (Loss)	$(1.30)	$(11.57)	$7.14
Net Income (Loss) – Assuming Dilution	$(1.30)	$(11.57)	$7.13
(A)Includes special project costs related to certain divestiture, acquisition, integration, and restructuring activities. For more information, see Note 4: Special Project Costs, Note 5: Reportable Segments, and Note 8: Debt and Financing Arrangements.
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended April 30,
(Dollars in millions)	2026	2025	2024
Net income (loss)	$(138.7)	$(1,230.8)	$744.0
Other comprehensive income (loss):
Foreign currency translation adjustments	3.2	(2.5)	(4.9)
Cash flow hedging derivative activity, net of tax	9.6	53.0	10.5
Pension and other postretirement benefit plans activity, net of tax	37.0	0.2	(0.7)
Available-for-sale securities activity, net of tax	0.6	(0.6)	(0.3)
Total Other Comprehensive Income (Loss)	50.4	50.1	4.6
Comprehensive Income (Loss)	$(88.3)	$(1,180.7)	$748.6
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONSOLIDATED BALANCE SHEETS

	April 30,
(Dollars in millions)	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$58.6	$69.9
Trade receivables – net	656.3	619.0
Inventories:
Finished products	584.1	680.0
Raw materials	542.4	529.4
Total Inventory	1,126.5	1,209.4
Other current assets	131.7	248.3
Total Current Assets	1,973.1	2,146.6
Property, Plant, and Equipment
Land and land improvements	158.1	157.5
Buildings and fixtures	1,465.2	1,383.5
Machinery and equipment	3,456.9	3,257.1
Construction in progress	546.1	619.4
Gross Property, Plant, and Equipment	5,626.3	5,417.5
Accumulated depreciation	(2,594.2)	(2,337.9)
Total Property, Plant, and Equipment	3,032.1	3,079.6
Other Noncurrent Assets
Operating lease right-of-use assets	148.8	115.4
Goodwill	5,205.0	5,710.0
Other intangible assets – net	5,683.7	6,346.9
Other noncurrent assets	176.7	164.8
Total Other Noncurrent Assets	11,214.2	12,337.1
Total Assets	$16,219.4	$17,563.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,175.1	$1,288.7
Accrued compensation	115.1	118.0
Accrued trade marketing and merchandising	175.9	188.8
Dividends payable	116.9	114.6
Current portion of long-term debt	150.0	—
Short-term borrowings	420.9	640.8
Other current liabilities	384.3	301.1
Total Current Liabilities	2,538.2	2,652.0
Noncurrent Liabilities
Long-term debt, less current portion	6,392.8	7,036.8
Defined benefit pensions	50.6	53.0
Other postretirement benefits	44.3	45.8
Deferred income taxes	1,459.6	1,548.6
Noncurrent operating lease liabilities	125.3	84.1
Other noncurrent liabilities	64.8	60.4
Total Noncurrent Liabilities	8,137.4	8,828.7
Total Liabilities	10,675.6	11,480.7
Shareholders’ Equity
Serial preferred shares – no par value: Authorized – 6,000,000 shares; outstanding – none	—	—
Common shares – no par value: Authorized – 300,000,000 shares; outstanding – 106,661,858 at April 30, 2026, and 106,425,081 at April 30, 2025 (net of 43,825,787 and 44,062,564 treasury shares, respectively), at stated value	26.7	26.6
Additional capital	5,752.5	5,738.7
Retained income (accumulated deficit)	(101.3)	501.8
Accumulated other comprehensive income (loss)	(134.1)	(184.5)
Total Shareholders’ Equity	5,543.8	6,082.6
Total Liabilities and Shareholders’ Equity	$16,219.4	$17,563.3
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended April 30,
(Dollars in millions)	2026	2025	2024
Operating Activities
Net income (loss)	$(138.7)	$(1,230.8)	$744.0
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation	346.4	283.2	239.7
Amortization	210.6	219.3	191.1
Goodwill impairment charges	507.5	1,661.6	—
Other intangible assets impairment charges	454.2	320.9	—
Realized loss on investment in equity securities – net	—	—	21.5
Pension settlement loss (gain)	34.4	—	3.2
Share-based compensation expense	23.6	29.9	23.9
Loss (gain) on divestitures – net	—	310.1	12.9
Deferred income tax expense (benefit)	(103.3)	(108.0)	(40.5)
Loss (gain) on disposal of assets – net	3.9	12.6	7.8
Other noncash adjustments – net	50.9	15.3	31.9
Settlement of interest rate contracts	—	—	42.5
Defined benefit pension contributions	(11.5)	(5.0)	(4.1)
Changes in assets and liabilities, net of effect from acquisition and divestitures:
Trade receivables	(36.9)	117.2	41.5
Inventories	83.3	(180.6)	2.9
Other current assets	61.1	(48.9)	(35.5)
Accounts payable	(112.0)	(36.5)	(81.7)
Accrued liabilities	(48.5)	(85.4)	99.4
Income and other taxes	142.6	(50.6)	(34.9)
Other – net	6.0	(13.9)	(36.2)
Net Cash Provided by (Used for) Operating Activities	1,473.6	1,210.4	1,229.4
Investing Activities
Business acquired, net of cash acquired	—	—	(3,920.6)
Proceeds from sale of equity securities	—	—	466.3
Proceeds from divestitures – net	—	326.0	56.3
Additions to property, plant, and equipment	(317.4)	(393.8)	(586.5)
Proceeds from disposal of property, plant, and equipment	13.1	7.0	0.4
Collateral received (pledged) for derivative cash margin accounts	44.9	(39.4)	18.9
Other – net	0.6	(0.1)	0.6
Net Cash Provided by (Used for) Investing Activities	(258.8)	(100.3)	(3,964.6)
Financing Activities
Short-term borrowings (repayments) – net	(251.5)	19.2	578.2
Proceeds from long-term debt	—	650.0	4,285.0
Repayments of long-term debt	(500.0)	(1,300.0)	(1,791.0)
Capitalized debt issuance costs	—	(3.0)	(32.1)
Quarterly dividends paid	(464.7)	(455.4)	(437.5)
Purchase of treasury shares	(5.6)	(3.3)	(372.8)
Payment of assumed tax receivable agreement obligation	—	—	(86.4)
Other – net	(4.7)	(10.2)	(1.8)
Net Cash Provided by (Used for) Financing Activities	(1,226.5)	(1,102.7)	2,141.6
Effect of exchange rate changes on cash	0.4	0.5	(0.2)
Net increase (decrease) in cash and cash equivalents	(11.3)	7.9	(593.8)
Cash and cash equivalents at beginning of year	69.9	62.0	655.8
Cash and Cash Equivalents at End of Year	$58.6	$69.9	$62.0

( )	Denotes use of cash
See notes to consolidated financial statements.

THE J. M. SMUCKER COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2023	104,398,618	$26.1	$5,371.8	$2,132.1	$(239.2)	$7,290.8
Net income (loss)				744.0		744.0
Other comprehensive income (loss)					4.6	4.6
Comprehensive income (loss)						748.6
Purchase of treasury shares	(2,416,945)	(0.7)	(132.8)	(242.9)		(376.4)
Issuance of shares for acquisition	3,989,915	1.0	449.2			450.2
Stock plans	222,693	0.1	25.7	(1.1)		24.7
Cash dividends declared, $4.24 per common share				(444.0)		(444.0)
Balance at April 30, 2024	106,194,281	26.5	5,713.9	2,188.1	(234.6)	7,693.9
Net income (loss)				(1,230.8)		(1,230.8)
Other comprehensive income (loss)					50.1	50.1
Comprehensive income (loss)						(1,180.7)
Purchase of treasury shares	(29,747)	—	(3.7)	0.8		(2.9)
Stock plans	260,547	0.1	28.5	0.8		29.4
Cash dividends declared, $4.32 per common share				(457.1)		(457.1)
Balance at April 30, 2025	106,425,081	26.6	5,738.7	501.8	(184.5)	6,082.6
Net income (loss)				(138.7)		(138.7)
Other comprehensive income (loss)					50.4	50.4
Comprehensive income (loss)						(88.3)
Purchase of treasury shares	(57,768)	—	(7.1)	1.5		(5.6)
Stock plans	294,545	0.1	20.9	1.1		22.1
Cash dividends declared, $4.40 per common share				(467.0)		(467.0)
Balance at April 30, 2026	106,661,858	$26.7	$5,752.5	$(101.3)	$(134.1)	$5,543.8
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

Cash and Cash Equivalents: We consider all short-term, highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Based on the short-term nature of these assets, carrying value approximates fair value. As of April 30, 2026 and 2025, there were no cash equivalents within cash and cash equivalents in the Consolidated Balance Sheets.
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
Shipping and Handling Costs: Transportation costs included in cost of products sold relate to the costs incurred to ship our products. Distribution costs are included in SD&A expenses and primarily relate to the warehousing costs incurred to store our products. Total costs recorded within SD&A were $286.5, $291.1, and $267.7 in 2026, 2025, and 2024, respectively.
Advertising Expense: Advertising costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income (Loss). Advertising expense was $179.3, $181.0, and $182.5 in 2026, 2025, and 2024, respectively.
Research and Development Costs: Research and development (“R&D”) costs are expensed as incurred and are included in SD&A in the Statements of Consolidated Income (Loss). R&D costs include expenditures for new and existing product and manufacturing process innovations, which are comprised primarily of internal salaries and wages, consulting, testing, and other supplies attributable to time spent on R&D activities. Other costs include the depreciation and maintenance of research facilities. Total R&D expense was $55.2, $51.7, and $49.1 in 2026, 2025, and 2024, respectively.

Share-Based Payments: Share-based compensation expense, including stock options, is recognized on a straight-line basis over the requisite service period, and generally vest over a period of 3 years.
The following table summarizes amounts related to share-based payments.

	Year Ended April 30,
	2026	2025	2024
Share-based compensation expense included in SD&A	$22.7	$29.1	$23.7
Share-based compensation expense included in other special project costs	0.9	0.8	0.2
Total share-based compensation expense	$23.6	$29.9	$23.9
Related income tax benefit	$5.6	$7.1	$5.6
As of April 30, 2026, total unrecognized share-based compensation cost related to nonvested share-based awards, including stock options, was $34.9. The weighted-average period over which this amount is expected to be recognized is 2.2 years.
Realized excess tax benefits and tax deficiencies are presented in the Statements of Consolidated Cash Flows as an operating activity and are recognized within income taxes in the Statements of Consolidated Income (Loss). In 2026 and 2025, the excess tax expense realized upon exercise or vesting of share-based compensation was $1.9 and $1.0, respectively, and in 2024, the excess tax benefit was $2.9. For additional discussion on share-based compensation expense, see Note 13: Share-Based Payments.
Earnings Per Share: Earnings per share is computed in accordance with FASB ASC 260, Earnings Per Share. As required by FASB ASC 260, we computed net income (loss) per common share (“basic earnings per share”) under the two-class method for 2026, 2025, and 2024, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during the periods. Further, we compute net income (loss) per common share – assuming dilution (“diluted earnings per share”) under either the two-class method or the treasury method, dependent on which is more dilutive. In 2026 and 2025, we recognized a net loss and, as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share. In 2024, the computation of diluted earnings per share was more dilutive under the treasury stock method.
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
Defined Contribution Plans: We offer employee savings plans for domestic and Canadian employees. Our contributions under these plans are based on a specified percentage of employee contributions. Charges to operations for these plans in 2026, 2025, and 2024 were $48.3, $47.7, and $41.5, respectively. For information on our defined benefit plans, see Note 9: Pensions and Other Postretirement Benefits.
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
We account for the financial statement recognition and measurement criteria of a tax position taken or expected to be taken in a tax return under FASB ASC 740, Income Taxes. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In accordance with the requirements of FASB ASC 740, uncertain tax positions have been classified in the Consolidated Balance Sheets as noncurrent, except to the extent payment is expected within one year. We recognize net interest and penalties related to unrecognized tax benefits in income tax expense. For additional information, refer to Note 14: Income Taxes.
Trade Receivables: In the normal course of business, we extend credit to customers. Trade receivables, less credit losses, reflect the net realizable value of receivables and approximates fair value. We account for trade receivables, less credit losses, in accordance with FASB ASC 326, Financial Instruments–Credit Losses. We evaluate our trade receivables and establish a reserve for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for credit loss for all other customers based on a variety of factors, including the length of credit terms and risk class, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Trade receivables are charged off against the reserve for credit losses after we determine that the potential for recovery is remote. The reserve for credit losses was $1.5 at both April 30, 2026 and 2025. We believe there is no concentration of risk with any single customer whose failure or nonperformance would materially affect results other than as discussed in Note 5: Reportable Segments.
Inventories: Inventories are stated at the lower of cost or market, with market being defined as net realizable value, less costs to sell. Cost for all inventories is determined using the first-in, first-out method applied on a consistent basis.

The cost of finished products and work-in-process inventory includes materials, direct labor, and overhead. Work-in-process is included in finished products in the Consolidated Balance Sheets and was $118.2 and $81.0 at April 30, 2026 and 2025, respectively.
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
We lease certain land, buildings, and equipment for varying periods of time, with renewal options. Lease expense in 2026, 2025, and 2024 was $114.4, $118.7, and $121.7, respectively.
In accordance with FASB ASC 360, Property, Plant, and Equipment, long-lived assets, other than goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount exceeds the estimated fair value of the assets. Assets to be disposed of by sale are recognized as held for sale at the lower of carrying value or fair value less costs to sell. Furthermore, determining fair value is subject to estimates of both cash flows and discount rates, and different estimates could yield different results. There are no events or changes in circumstances of which we are aware of that indicate the carrying value of our long-lived assets may not be recoverable at April 30, 2026.
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
Marketable Securities and Other Investments: We maintain funds for the payment of benefits associated with nonqualified retirement plans. These funds include investments considered to be available-for-sale marketable securities. At April 30, 2026 and 2025, the fair value of these investments was $18.5 and $20.0, respectively, and was included in other noncurrent assets in the Consolidated Balance Sheets. Included in accumulated other comprehensive income (loss) at April 30, 2026 and 2025, were unrealized pre-tax gains of $1.5 and $0.7, respectively.
Investment in Equity Securities: Investments in common stock of entities other than our consolidated subsidiaries in which we own less than 20 percent of an entity’s common stock and do not provide significant influence are accounted for as a financial instrument in accordance with FASB ASC 321, Investments – Equity Securities. As required by FASB ASC 321, the ownership interest in the entity is recognized at fair value based on fixed or determinable prices within current assets in the Consolidated Balance Sheets, and any change in fair value is included in other income (expense) – net in the Statements of Consolidated Income (Loss).
The net proceeds received from the divestiture of certain pet food brands in 2023 included approximately 5.4 million shares of Post Holdings, Inc. (“Post”) common stock, which represented approximately an 8 percent equity interest in Post as of April 30, 2023. The fair value of the investment in Post common stock was $487.8 at April 30, 2023. Upon selling the Post common stock on November 15, 2023, the investment in equity securities was valued at $460.9. We recognized a realized pre-tax loss of $30.7 on the investment, with $26.9 of the loss recognized during the year ended April 30, 2024, which was included in other income (expense) – net in the Statement of Consolidated Income (Loss). For additional information, see Note 3: Divestitures and Note 10: Derivative Financial Instruments.

Equity Method Investments: Investments in common stock of entities other than our consolidated subsidiaries in which we own between 20 percent and 50 percent of an entity’s common stock and are able to exercise significant influence over them are accounted for under the equity method in accordance with FASB ASC 323, Investments–Equity Method and Joint Ventures. Under the equity method, the initial investment is recorded at cost, and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets. For additional information, see Note 11: Other Financial Instruments and Fair Value Measurements.
We have a 20 percent equity interest in Mountain Country Foods, LLC and approximately a 42 percent equity interest in Numi, Inc. The carrying amount of these investments is included in other noncurrent assets in the Consolidated Balance Sheets. The investments did not have a material impact on the consolidated financial statements or the respective reportable segment to which they relate for the years ended April 30, 2026 and 2025.

Supplier Financing Program: We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Statements of Consolidated Cash Flows. Included in accounts payable in the Consolidated Balance Sheets as of April 30, 2026 and 2025, were $325.1 and $340.4 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers.
Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, while income and expenses are translated using average rates throughout the periods. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Included in accumulated other comprehensive income (loss) at April 30, 2026 and 2025, were foreign currency losses of $38.5 and $41.7, respectively.
Recently Adopted Accounting Standards: In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 will improve the transparency and decision usefulness of income tax disclosures to better assess how operations and related tax risks affect tax rates and future cash flows on an interim and annual basis. During 2026, we adopted the annual disclosure requirements on a retrospective basis, which are presented in Note 14: Income Taxes. The adoption of this standard did not have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. This ASU requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), other segment expenses included in each reported measure of segment profitability, and disclosure of the title and position of the CODM. We adopted the interim and annual disclosure requirements on a retrospective basis during 2026 and 2025, respectively. The additional disclosures required are presented in Note 5: Reportable Segments. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted: In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 will modernize the accounting guidance for the costs to develop software for internal use by removing all references to software development project stages so that the guidance is neutral to different software development methods. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project and it is probable that the project will be completed and the software will be used for its intended purpose. It will be effective for our annual and interim periods beginning May 1, 2028, with the option to early adopt at any time prior to the effective date on either a prospective or retrospective basis. We do not anticipate any impact to our results of operations, financial position, or cash flows upon adoption and are currently evaluating the impacts of the standard on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 will provide investors with more decision-useful information about an entity’s expenses by improving disclosures on income statement expenses. The amendments in this ASU will require public business entities to disclose disaggregated information about specific categories underlying certain income statement expense line items. It will be effective for our annual period beginning May 1, 2027, and interim periods beginning May 1, 2028, with the option to early adopt at any time prior to the effective dates on either a prospective or retrospective basis. We do not anticipate any impact to our results of operations, financial position, or cash flows upon adoption and are currently evaluating the impacts of the standard on our disclosures.
Risks and Uncertainties: The raw materials used in each of our segments are primarily commodities, agricultural-based products, and packaging materials. The principal packaging materials we use are plastic, glass, metal cans, caps, carton board, and corrugate. Green coffee, peanuts, flour, sugar, oils, fats, fruit, and other ingredients are obtained from various suppliers. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate over time, partially driven by the elevated commodity and supply chain costs we continued to experience in 2026. We actively monitor changes in commodity and supply chain costs, and to mitigate the fluctuation of costs, we may be required to implement material price increases or decreases across our business. Green coffee, along with certain other raw materials, is sourced solely from foreign countries, and its supply and price is subject to high volatility due to factors such as weather, global supply and demand, product scarcity, plant disease, investor speculation, geopolitical conflicts, changes in governmental agricultural and energy policies and regulation, political and economic conditions in the source countries, and tariffs. Raw materials are generally available from numerous sources, although we have elected to source certain plastic packaging materials for our Folgers coffee products, as well as our Jif peanut butter, and certain finished goods, such as K-Cup® pods, our Pup-Peroni dog snacks, and liquid coffee, from primary or single sources of supply pursuant to long-term contracts. While availability may vary from year to year, we have not historically encountered significant shortages of key raw materials, and we believe that we will continue to obtain adequate supplies. We consider our relationships with key raw material suppliers to be in good standing.
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
Of our full-time employees, 21 percent are covered by union contracts at eight manufacturing locations. The contracts vary in term depending on location, with three contracts expiring in 2027, representing approximately 5 percent of our total employees.
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

Hostess Brands is a manufacturer and marketer of sweet baked goods brands, including Hostess Donettes, Twinkies, CupCakes, DingDongs, Zingers, CoffeeCakes, HoHos, Mini Muffins, and Fruit Pies, and the Voortman cookie brand at the acquisition date. In addition to its headquarters in Lenexa, Kansas, the transaction included six manufacturing facilities located in Emporia, Kansas; Burlington, Ontario; Chicago, Illinois; Columbus, Georgia; Indianapolis, Indiana; and Arkadelphia, Arkansas, a distribution facility in Edgerton, Kansas, and a commercial center of excellence in Chicago, Illinois. Approximately 3,000 employees transitioned with the business at the close of the transaction.

The final purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. The purchase price allocation included total intangible assets of $3,038.6. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and, as such, the excess was allocated to goodwill. We recognized a total of $2,446.8 of goodwill within the Sweet Baked Snacks reportable segment, representing the value we expected to achieve through the implementation of operational synergies and growth opportunities as we integrated Hostess Brands into our Company. Of the total goodwill included in the purchase price allocation, $196.6 was deductible for tax purposes at the acquisition date, of which $142.7 remains deductible as of April 30, 2026.

Note 3: Divestitures

On March 3, 2025, we sold certain Sweet Baked Snacks value brands to JTM. The transaction included certain trademarks and licenses, a manufacturing facility in Chicago, Illinois, and approximately 400 employees who supported the business. Under our ownership, these Sweet Baked Snacks value brands generated net sales of approximately $48.4 and $30.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks reportable segment. Net proceeds from the divestiture were $34.6, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $44.2 during 2025, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On December 2, 2024, we sold the Voortman business to Second Nature. The transaction included products sold under the Voortman brand, inclusive of certain trademarks, a leased manufacturing facility in Burlington, Ontario, and approximately 300 employees who supported the business. Under our ownership, the Voortman business generated net sales of approximately $86.3 and $65.0 in 2025 and 2024, respectively, which were included in the Sweet Baked Snacks reportable segment. Net proceeds from the divestiture were $291.4, inclusive of the final working capital adjustment and cash transaction costs. We recognized a pre-tax loss of $265.9 during 2025, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.
On January 2, 2024, we sold the Canada condiment business to TreeHouse Foods. The transaction included Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, inclusive of certain trademarks. Under our ownership, these brands generated net sales of $43.8 in 2024, which was included in the International operating segment. Final net proceeds from the divestiture were $25.3, inclusive of a working capital adjustment and cash transaction costs. Upon completion of this transaction during 2024, we recognized a pre-tax loss of $5.7, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On November 1, 2023, we sold the Sahale Snacks business to Second Nature. The transaction included products sold under the Sahale Snacks brand, inclusive of certain trademarks and licensing agreements, a leased manufacturing facility in Seattle, Washington, and approximately 100 employees who supported the brand. Under our ownership, the Sahale Snacks brand generated net sales of $24.1 in 2024, primarily included in the U.S. Retail Frozen Handheld and Spreads reportable segment. Final net proceeds from the divestiture were $31.6, inclusive of a working capital adjustment and cash transaction costs. Upon completion of this transaction during 2024, we recognized a pre-tax loss of $6.7, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

On April 28, 2023, we sold certain pet food brands to Post. The transaction included the Rachael Ray® Nutrish® , 9Lives® , Kibbles ’n Bits® , Nature’s Recipe® , and Gravy Train® brands, as well as the private label pet food business, inclusive of certain trademarks and licensing agreements, manufacturing and distribution facilities in Bloomsburg, Pennsylvania, manufacturing facilities in Meadville, Pennsylvania and Lawrence, Kansas, and approximately 1,100 employees who supported these pet food brands. Under our ownership, these brands generated net sales of $1.5 billion in 2023, primarily included in the U.S. Retail Pet Foods reportable segment. Final net proceeds from the divestiture were $1.2 billion, consisting of $683.9 in cash, net of a working capital adjustment and cash transaction costs, and approximately 5.4 million shares of Post common stock, valued at $491.6 at the close of the transaction. We recognized a pre-tax loss of $1.0 billion upon completion of this transaction during 2023, within loss (gain) on divestitures – net in the Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows. During 2024, we finalized the working capital adjustment and transaction costs, which resulted in an immaterial adjustment to the pre-tax loss. Furthermore, during 2024, we entered into equity forward derivative transactions under an agreement with an unrelated third-party to facilitate the forward sale of the Post common stock. All 5.4 million shares of Post common stock were settled for $466.3 under the equity forward contract on November 15, 2023. For additional information, see Note 10: Derivative Financial Instruments.
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

Divestiture Costs: Total divestiture costs incurred to date related to the divested Sahale Snacks and Canada condiment businesses that were divested in 2024 were $6.4, which included $4.3 and $2.1 of employee-related and other transition and termination costs, respectively, all of which were cash charges. We did not incur any divestiture costs during 2026 and incurred divestiture costs of $0.9 and $5.5 during 2025 and 2024, respectively, primarily consisting of employee-related costs and a noncash gain related to a lease termination in 2025. We do not anticipate any additional costs to be incurred related to these divestiture activities. The obligation related to severance and retention bonuses was fully satisfied as of April 30, 2025.

As a result of our recent divestitures, we identified opportunities to address certain distribution inefficiencies. We have recognized total cumulative costs of $9.0 related to these efforts, of which $2.5 and $6.5 were recognized during 2026 and 2025, respectively, all of which were cash charges, primarily consisting of other transition and termination costs. We do not anticipate any additional costs to be incurred related to these activities. For additional information, see Note 3: Divestitures.

Integration Costs: The following table summarizes our integration costs incurred related to the acquisition of Hostess Brands.

	2026	2025	2024	Total Costs Incurred to Date at April 30, 2026
Transaction costs	$—	$—	$99.0	$99.0
Employee-related costs	1.3	9.6	33.4	44.3
Other transition and termination costs	1.2	27.9	15.0	44.1
Total integration costs	$2.5	$37.5	$147.4	$187.4
Cumulative noncash charges incurred through April 30, 2026 were $16.7, including $1.3, $12.2 and $3.2 for 2026, 2025 and 2024, respectively, primarily consisting of accelerated depreciation. Transaction costs primarily reflect equity compensation payouts, legal fees, and fees related to a 364-day senior unsecured Bridge Term Loan Credit Facility (“Bridge Loan”) that provided committed financing for the acquisition of Hostess Brands. Other transition and termination costs primarily consist of contract termination charges, accelerated depreciation, and consulting fees. We do not anticipate any additional costs to be incurred related to these integration activities. The obligation related to severance and retention bonuses was $0.4 and $6.2 at April 30, 2026 and 2025, respectively. For additional information, see Note 2: Acquisition.

Restructuring Costs: During 2026, we closed our Indianapolis, Indiana manufacturing facility, which manufactured Hostess branded products, and consolidated operations into other existing facilities to further optimize operations within our Sweet Baked Snacks reportable segment.

The following table summarizes our restructuring costs incurred related to the restructuring program.

2026
Employee-related costs	$6.6
Other transition and termination costs	76.9
Total integration costs	$83.5

Noncash charges were included in other transition and termination costs and consisted of accelerated depreciation. We incurred noncash charges of $68.2 during 2026. We do not anticipate remaining charges related to these restructuring activities to be material in 2027. The obligation related to severance and retention bonuses was $0.5 at April 30, 2026.

Note 5: Reportable Segments

We operate in one industry: the manufacturing and marketing of food and beverage products. We have five reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, Sweet Baked Snacks, and Away From Home. The presentation of Other represents the International operating segment, which does not meet the criteria to be presented as a reportable segment under FASB ASC 280.

In accordance with FASB ASC 280, we completed our annual evaluation of operating segments to determine which segments meet the quantitative thresholds to be presented as a reportable segment. As a result of this evaluation, the Away From Home operating segment met the reportable segment criteria and is presented as such beginning in the fourth quarter of 2026. Previously, the Away From Home operating segment was presented as a combination of all other operating segments that were not individually reportable. Segment information for 2025 and 2024 has been recast to reflect this change.

The U.S. Retail Coffee reportable segment primarily includes the domestic sales of Folgers, Dunkin’, and Café Bustelo branded coffee; the U.S. Retail Frozen Handheld and Spreads reportable segment primarily includes the domestic sales of Uncrustables, Jif, and Smucker’s branded products; the U.S. Retail Pet Foods reportable segment primarily includes the domestic sales of Meow Mix, Milk-Bone, Pup-Peroni, and Canine Carry Outs branded products; and the Sweet Baked Snacks reportable segment primarily includes all domestic and foreign sales of Hostess branded products in all channels. The Away From Home reportable segment includes the sale of all products, with the exception of Sweet Baked Snacks products, domestically and in foreign countries through foodservice distributors and operators (e.g., healthcare operators, restaurants, educational institutions, offices, lodging and gaming establishments, and convenience stores).
Reportable segments have been identified based on financial data utilized to manage our businesses by our CODM, Mark Smucker, Chief Executive Officer, President and Chair of the Board. The CODM uses net sales and segment profit to evaluate segment performance and allocate resources, including consideration of plan-to-actual variances and prior year-to-actual variances on a monthly basis. Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which the CODM manages our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as amortization expense and impairment charges related to intangible assets, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, special project costs, as well as corporate administrative expenses.

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

The following tables reconcile segment profit to income before income taxes.

	Year Ended April 30, 2026
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	Away From Home	Other (A)	Total
Net sales	$3,304.9	$1,853.9	$1,600.0	$971.3	$879.0	$441.8	$9,050.9
Segment cost of products sold (B)	2,275.8	1,151.9	874.1	705.6	564.2	320.1
Segment selling and distribution expense (C)	326.7	257.3	266.7	168.8	97.0	52.0
Other segment items (D)	0.9	—	(14.1)	(0.3)	(2.3)	0.1
Segment profit	$701.5	$444.7	$473.3	$97.2	$220.1	$69.6	$2,006.4
Reconciliation of segment profit:
Amortization							(210.6)
Goodwill impairment charges							(507.5)
Other intangible assets impairment charges							(454.2)
Interest expense – net							(381.2)
Change in net cumulative unallocated derivative gains and losses							(58.6)
Cost of products sold – special project costs (E)							(66.1)
Other special project costs (E)							(21.1)
Corporate administrative expenses							(328.1)
Other income (expense) – net (E)							(41.4)
Income (loss) before income taxes							$(62.4)

	Year Ended April 30, 2025
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	Away From Home	Other (A)	Total
Net sales	$2,806.6	$1,877.0	$1,663.6	$1,178.8	$763.0	$437.1	$8,726.1
Segment cost of products sold (B)	1,709.3	1,167.5	936.0	779.9	489.8	308.0
Segment selling and distribution expense (C)	308.4	276.7	281.5	181.8	101.2	56.9
Other segment items (D)	(6.2)	7.5	(13.5)	(2.7)	(4.1)	0.9
Segment profit	$795.1	$425.3	$459.6	$219.8	$176.1	$71.3	$2,147.2
Reconciliation of segment profit:
Amortization							(219.3)
Goodwill impairment charge							(1,661.6)
Other intangible assets impairment charges							(320.9)
Gain (loss) on divestitures – net							(310.1)
Interest expense – net							(388.7)
Change in net cumulative unallocated derivative gains and losses							58.2
Cost of products sold – special project costs (E)							(9.1)
Other special project costs (E)							(35.8)
Other debt gains (charges) – net (E)							30.2
Corporate administrative expenses							(322.5)
Other income (expense) – net (E)							(14.4)
Income (loss) before income taxes							$(1,046.8)

	Year Ended April 30, 2024
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	Away From Home	Other (A)	Total
Net sales	$2,704.4	$1,815.6	$1,822.8	$637.3	$711.5	$487.1	$8,178.7
Segment cost of products sold (B)	1,572.8	1,118.8	1,131.7	410.0	481.9	351.9
Segment selling and distribution expense (C)	330.1	261.8	296.7	89.9	94.2	64.1
Other segment items (D)	42.3	0.9	(7.7)	(0.8)	(1.3)	(0.3)
Segment profit	$759.2	$434.1	$402.1	$138.2	$136.7	$71.4	$1,941.7
Reconciliation of segment profit:
Amortization							(191.1)
Gain (loss) on divestitures – net							(12.9)
Interest expense – net							(264.3)
Change in net cumulative unallocated derivative gains and losses							6.7
Cost of products sold – special project costs (E)							(2.9)
Other special project costs (E)							(130.2)
Other debt gains (charges) - net (E)							(19.5)
Corporate administrative expenses							(305.5)
Other income (expense) – net (E)							(25.6)
Income (loss) before income taxes							$996.4
(A)     Represents the International operating segment.
(B)    Segment cost of products sold excludes special project costs related to certain divestiture, acquisition, integration, and restructuring activities and the change in net cumulative unallocated derivative gains and losses. For more information, see Note 4: Special Project Costs and Note 10: Derivative Financial Instruments.
(C)    Segment selling and distribution expense excludes corporate administrative expenses and special project costs that are not allocated to the segments.
(D)    Other segment items primarily reflects the loss (gain) on disposal of assets, plant administrative expenses, equity method investment income, and royalty income. In 2024, the U.S. Retail Coffee reportable segment includes an unfavorable impact related to the termination of a supplier agreement.
(E)    Includes special project costs related to certain divestiture, acquisition, integration, and restructuring activities. For more information, see Note 4: Special Project Costs and Note 8: Debt and Financing Arrangements.

The following table presents total assets; total depreciation, amortization, and impairment charges; and total additions to property, plant, and equipment by segment.

	Year Ended April 30,
	2026	2025	2024
Assets:
U.S. Retail Coffee	$4,692.0	$4,927.8	$4,826.3
U.S. Retail Frozen Handheld and Spreads	3,236.6	3,263.1	3,257.1
U.S. Retail Pet Foods	4,624.2	4,679.3	4,784.1
Sweet Baked Snacks	2,318.9	3,394.9	6,267.1
Away From Home	798.4	670.1	624.1
Other (A)	422.8	367.0	365.5
Unallocated (B)	126.5	261.1	149.5
Total assets	$16,219.4	$17,563.3	$20,273.7
Depreciation, amortization, and impairment charges:
U.S. Retail Coffee	$97.9	$97.9	$101.1
U.S. Retail Frozen Handheld and Spreads	99.4	90.8	81.6
U.S. Retail Pet Foods	123.5	121.3	118.1
Sweet Baked Snacks (C)	1,059.6	2,092.0	59.6
Away From Home	30.9	27.4	26.8
Other (A)	9.6	10.0	5.6
Unallocated (D)	97.8	45.6	38.0
Total depreciation, amortization, and impairment charges	$1,518.7	$2,485.0	$430.8
Additions to property, plant, and equipment:
U.S. Retail Coffee	$38.4	$62.7	$79.7
U.S. Retail Frozen Handheld and Spreads	110.2	157.6	334.5
U.S. Retail Pet Foods	53.4	83.2	83.4
Sweet Baked Snacks	61.6	43.0	41.2
Away From Home	42.2	39.0	39.4
Other (A)	11.6	8.3	8.3
Total additions to property, plant, and equipment	$317.4	$393.8	$586.5
(A)Represents the International operating segment.
(B)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(C)During 2026, we recognized pre-tax impairment charges of $507.5 and $454.2 related to the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand trademark, respectively. During 2025, we recognized pre-tax impairment charges of $1,661.6 and $320.9 related to the goodwill of the Sweet Baked Snacks reporting unit and Hostess brand trademark, respectively. For more information, see Note 7: Goodwill and Other Intangible Assets.
(D)Primarily represents unallocated corporate administrative expenses, mainly consisting of depreciation and software amortization.

The following table presents certain geographical information.

	Year Ended April 30,
	2026	2025	2024
Net sales:
United States	$8,568.2	$8,245.7	$7,653.0
International:
Canada	$340.8	$352.4	$429.4
All other international	141.9	128.0	96.3
Total international	$482.7	$480.4	$525.7
Total net sales	$9,050.9	$8,726.1	$8,178.7
Assets:
United States	$15,866.5	$17,190.0	$19,483.1
International:
Canada	$352.6	$373.0	$790.2
All other international	0.3	0.3	0.4
Total international	$352.9	$373.3	$790.6
Total assets	$16,219.4	$17,563.3	$20,273.7
Long-lived assets (excluding goodwill and other intangible assets):
United States	$3,306.5	$3,308.4	$3,294.5
International:
Canada	$51.1	$51.3	$106.9
All other international	—	0.1	0.1
Total international	$51.1	$51.4	$107.0
Total long-lived assets (excluding goodwill and other intangible assets)	$3,357.6	$3,359.8	$3,401.5
The following table presents product category information.

	Year Ended April 30,
	2026	2025	2024	Primary Reportable Segment (A)
Coffee	$3,768.7	$3,173.8	$3,063.0	U.S. Retail Coffee
Frozen handheld	995.7	918.2	791.1	U.S. Retail Frozen Handheld and Spreads
Sweet baked goods	971.3	1,093.0	572.5	Sweet Baked Snacks
Pet snacks	886.0	944.7	1,024.8	U.S. Retail Pet Foods
Peanut butter	786.1	827.8	814.1	U.S. Retail Frozen Handheld and Spreads
Cat food	776.0	763.5	792.4	U.S. Retail Pet Foods
Fruit spreads	371.0	400.8	427.2	U.S. Retail Frozen Handheld and Spreads
Portion control	194.4	211.9	207.9	Away From Home
Toppings and syrups	109.2	96.8	88.4	U.S. Retail Frozen Handheld and Spreads
Baking mixes and ingredients	89.5	88.1	90.3	Other (B)
Dog food	0.1	24.4	76.4	U.S. Retail Pet Foods
Cookies	—	86.3	64.8	Sweet Baked Snacks
Other	102.9	96.8	165.8	Other (B)
Total net sales	$9,050.9	$8,726.1	$8,178.7
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the International operating segment.
Sales to Walmart Inc. and subsidiaries, including Sam’s Club, amounted to 34 percent of net sales in 2026 and 33 percent of net sales in both 2025 and 2024. These sales are primarily included in our U.S. Retail reportable segments. No other customer exceeded 10 percent of net sales for any year. Trade receivables – net at April 30, 2026 and 2025, included amounts due from Walmart Inc. and subsidiaries, including Sam’s Club, of $187.4 and $172.3, respectively.

Note 6: Earnings Per Share
The following table sets forth the computation of basic earnings per share and diluted earnings per share under the two-class method.

	Year Ended April 30,
	2026	2025	2024
Net income (loss)	$(138.7)	$(1,230.8)	$744.0
Less: Net income (loss) allocated to participating securities	—	(0.1)	0.2
Net income (loss) allocated to common stockholders	$(138.7)	$(1,230.7)	$743.8
Weighted-average common shares outstanding	106.7	106.4	104.1
Add: Dilutive effect of stock options	—	—	0.1
Weighted-average common shares outstanding – assuming dilution	106.7	106.4	104.2
Net income (loss) per common share	$(1.30)	$(11.57)	$7.14
Net income (loss) per common share – assuming dilution	$(1.30)	$(11.57)	$7.14
The following table sets forth the computation of diluted earnings per share under the treasury stock method.

	Year Ended April 30,
	2026	2025	2024
Net income (loss)	$(138.7)	$(1,230.8)	$744.0
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.7	106.4	104.1
Add: Dilutive effect of stock options	—	—	0.1
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	—	—	0.2
Weighted-average common shares outstanding – assuming dilution	106.7	106.4	104.4
Net income (loss) per common share – assuming dilution	$(1.30)	$(11.57)	$7.13
We computed basic earnings per share under the two-class method for 2026, 2025, and 2024, due to certain unvested common shares that contained non-forfeitable rights to dividends (i.e., participating securities) during these periods. Further, we computed diluted earnings per share under the two-class method and treasury stock method to determine the method that was most dilutive, in accordance with FASB ASC 260, Earnings Per Share. In 2026 and 2025, we recognized a net loss, and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share. In 2024, the computation of diluted earnings per share was more dilutive under the treasury stock method.

Note 7: Goodwill and Other Intangible Assets
The following table summarizes the changes in our goodwill.

	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	Away From Home	Other	Total
Balance at May 1, 2024	$2,090.9	$1,139.9	$1,580.2	$2,447.2	$251.7	$140.0	$7,649.9
Impairment charges (A)	—	—	—	(1,661.6)	—	—	(1,661.6)
Divestiture	—	—	—	(277.7)	—	—	(277.7)
Other (B)	—	—	—	(0.4)	—	(0.2)	(0.6)
Balance at April 30, 2025	$2,090.9	$1,139.9	$1,580.2	$507.5	$251.7	$139.8	$5,710.0
Impairment charges (A)	—	—	—	(507.5)	—	—	(507.5)
Other (B)	—	—	—	—	—	2.5	2.5
Balance at April 30, 2026	$2,090.9	$1,139.9	$1,580.2	$—	$251.7	$142.3	$5,205.0
(A)Accumulated goodwill impairment charges of $2,412.0 have been recognized as of April 30, 2026.
(B)The amounts classified as other primarily represent foreign currency translation adjustments and includes purchase price adjustments in 2025 related to the acquisition of Hostess Brands within the Sweet Baked Snacks reportable segment.

The following table summarizes our other intangible assets and related accumulated amortization and impairment charges, including foreign currency translation adjustments.

	April 30, 2026			April 30, 2025
	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Translation	Net	Acquisition Cost	Accumulated Amortization/ Impairment Charges/ Foreign Currency Translation	Net
Finite-lived intangible assets subject to amortization:
Customer and contractual relationships	$4,596.5	$2,294.0	$2,302.5	$4,596.5	$2,099.0	$2,497.5
Patents and technology	163.0	161.3	1.7	163.0	161.0	2.0
Trademarks	1,687.9	905.5	782.4	136.4	116.5	19.9
Total intangible assets subject to amortization	$6,447.4	$3,360.8	$3,086.6	$4,895.9	$2,376.5	$2,519.4
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$2,820.5	$223.4	$2,597.1	$4,372.0	$544.5	$3,827.5
Total other intangible assets	$9,267.9	$3,584.2	$5,683.7	$9,267.9	$2,921.0	$6,346.9
Amortization expense for finite-lived intangible assets was $209.5, $218.3, and $190.1 in 2026, 2025, and 2024, respectively. The weighted-average useful lives of the customer and contractual relationships, patents and technology, and trademarks are 25 years, 20 years, and 20 years, respectively. The weighted-average useful life of total finite-lived intangible assets is
23 years. Based on the carrying value of intangible assets subject to amortization at April 30, 2026, the estimated amortization expense is $231.6 for 2027, $231.9 for 2028, $204.1 for 2029, $177.0 for 2030, and $174.0 for 2031.

We review goodwill and other indefinite-lived intangible assets for impairment at least annually on February 1 and more often if indicators of impairment exist.

2026 Impairment Assessments: During the third quarter of 2026, both net sales and segment profit continued to underperform as compared to plan for the Sweet Baked Snacks reportable segment, reflecting sustained challenges in the sweet baked goods category, ongoing executional and operating challenges, and the impact of a dynamic macroeconomic environment, inclusive of continued pressures on consumer discretionary spending and an evolving regulatory environment. Furthermore, we also completed our long-range planning process during the third quarter of 2026, which resulted in a decrease in projected net sales and segment profit for the Sweet Baked Snacks reportable segment compared to the projected financial information used in the previous impairment test during the fourth quarter of 2025. The declines are reflective of both near-term underperformance and long-term expectations for both net sales and segment profit, driven by the sustained reduction in consumer discretionary income due to inflationary pressures and an overall shift in consumer sentiment related to sweet baked goods. In addition, the overall reduction in net sales and segment profit, in conjunction with the sustained underperformance of the sweet baked goods category, led to a further reduction of the projected long-term growth rate and royalty rate for the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively.

As a result of these declines and the narrow differences between estimated fair values and carrying values as of April 30, 2025, we performed an interim impairment test of the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark. As a result of the interim test, we recognized total pre-tax impairment charges of $961.7 during the third quarter of 2026, of which $507.5 and $454.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. The goodwill impairment charge represents the full remaining carrying value of the goodwill within the Sweet Baked Snacks reporting unit and the indefinite-lived trademark impairment charge represents the excess of the carrying value over the estimated fair value. These charges were included as noncash charges in our Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows. As a result of the goodwill impairment charge, we completed an impairment review of the remaining long-lived assets within the Sweet Baked Snacks reporting unit and did not recognize any additional impairment charges. Furthermore, we reassessed the long-term strategic expectations for the Hostess brand, inclusive of the impact of recent category trends, resulting in the reprioritization of our investments in growth brands outside of the reporting unit and the brand being reclassified as a finite-lived intangible asset as of January 31, 2026.

As of February 1, 2026, we completed the annual impairment assessment, in which goodwill was tested for impairment at the reporting unit level for each reporting unit with goodwill as of the annual assessment date. We did not recognize any impairment charges related to our reporting units or indefinite-lived intangible assets as part of our annual evaluation. The estimated fair value exceeded the carrying value by greater than 10 percent for all of our reporting units and indefinite-lived intangible assets, with the exception of the Pup-Peroni brand within the U.S. Retail Pet Foods reportable segment, which is susceptible to future impairment charges if there is any significant adverse change in our near- or long-term projections for the brand or macroeconomic conditions.

There were no indicators of impairment during the fourth quarter of 2026, and as a result, we do not believe that any of our remaining reporting units or material indefinite-lived intangible assets are more likely than not impaired as of April 30, 2026. For additional information, see Goodwill and Other Intangible Assets in Note 1: Accounting Policies.
2025 Impairment Assessments: During the third quarter of 2025, we completed the integration of the Hostess Brands business and operations, but continued to face execution challenges from a distribution, merchandising, and competitive standpoint, which resulted in lost market share. Further, the sweet baked goods category continued to face increased inflationary pressures and diminished discretionary income for consumers. These factors were key inputs into our long-range planning process, which was also completed during the third quarter of 2025, and indicated a decline in forecasted net sales and segment profit for the Sweet Baked Snacks reporting unit. As a result, we performed an interim impairment assessment of the Sweet Baked Snacks reporting unit that indicated an estimated fair value significantly below the carrying value of the reporting unit. We also performed an interim impairment assessment of the Hostess brand indefinite-lived trademark. As a result of these assessments, we recognized total pre-tax impairment charges of $1.0 billion during the third quarter of 2025, of which $794.3 and $208.2 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. These charges were included as noncash charges in our Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

During the fourth quarter of 2025, we continued to underperform as compared to plan in both net sales and segment profit for the Sweet Baked Snacks reportable segment as a result of ongoing performance challenges from a distribution, merchandising, and competitive standpoint and sustained challenges in the sweet baked goods category. Performance during the fourth quarter of 2025 reflected the impact of a dynamic macroeconomic environment, inclusive of a reduction in discretionary consumer spending and the changing regulatory environment. Furthermore, in conjunction with leadership transitions in the fourth quarter of 2025, we re-evaluated the strategic priorities for the Sweet Baked Snacks reportable segment to drive growth for the Hostess brand, with a focus on strengthening our portfolio, elevating our execution, and refocusing our strategy to reignite sustainable growth. Following the leadership transition, we revised our financial plan for 2026 as compared to prior expectations, reflecting near-term underperformance, an evolving macroeconomic environment, and updated Sweet Baked Snacks strategic priorities, inclusive of the recently announced closure of the Indianapolis, Indiana manufacturing facility in 2026. The updated financial plan reflected decreased net sales and segment profit, as compared to the projections used in the annual impairment review. The overall reduction in net sales and segment profit, in conjunction with the sustained underperformance of the sweet baked goods category since acquisition, led to a reduction of the forecasted long-term growth rate for the Sweet Baked Snacks reporting unit. As a result of these declines and the narrow differences between estimated fair values and carrying values as of the annual assessment date, we performed an interim impairment assessment of the Sweet Baked Snacks reporting unit that indicated an estimated fair value significantly below the carrying value of the reporting unit. We also performed an interim impairment assessment of the Hostess brand indefinite-lived trademark. As a result of these assessments, we recognized total pre-tax impairment charges of $980.0 during the fourth quarter of 2025, of which $867.3 and $112.7 related to the goodwill of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark, respectively. These charges were included as noncash charges in our Statement of Consolidated Income (Loss) and Statement of Consolidated Cash Flows.

Note 8: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	April 30, 2026		April 30, 2025
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.38% Senior Notes due December 15, 2027	$500.0	$499.3	$500.0	$498.9
5.90% Senior Notes due November 15, 2028	750.0	746.9	750.0	745.7
2.38% Senior Notes due March 15, 2030	500.0	498.1	500.0	497.7
2.13% Senior Notes due March 15, 2032	364.5	361.8	364.5	361.3
6.20% Senior Notes due November 15, 2033	1,000.0	993.3	1,000.0	992.4
4.25% Senior Notes due March 15, 2035	650.0	646.3	650.0	645.9
2.75% Senior Notes due September 15, 2041	177.5	176.2	177.5	176.1
6.50% Senior Notes due November 15, 2043	750.0	737.9	750.0	737.2
4.38% Senior Notes due March 15, 2045	600.0	589.8	600.0	589.2
3.55% Senior Notes due March 15, 2050	161.2	159.4	161.2	159.3
6.50% Senior Notes due November 15, 2053	1,000.0	983.8	1,000.0	983.2
Term Loan Credit Agreement due March 5, 2027	150.0	150.0	650.0	649.9
Total long-term debt	$6,603.2	$6,542.8	$7,103.2	$7,036.8
Current portion of long-term debt	150.0	150.0	—	—
Total long-term debt, less current portion	$6,453.2	$6,392.8	$7,103.2	$7,036.8
(A)    Represents the carrying amount included in the Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
In March 2025, we entered into a Term Loan for an unsecured $650.0 term facility. Borrowings under the Term Loan bear interest on the prevailing SOFR and are payable at the end of the borrowing term. The Term Loan matures on March 5, 2027, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. On March 14, 2025, the full amount was drawn on the Term Loan to partially finance the repayment of $1.0 billion in principal of our 3.50% Senior Notes due March 15, 2025. During 2026, we prepaid $500.0. As of April 30, 2026, the interest rate on the Term Loan was 4.75 percent.
In March 2025, we also entered into an unsecured revolving credit facility with a group of ten banks, which provides for a revolving credit line of $2.0 billion and matures in March 2030. As a result of the new facility in March 2025, we terminated the previous $2.0 billion revolving credit facility. The new revolving credit facility includes approximately $3.9 of capitalized debt issuance costs, to be amortized to interest expense – net in the Statements of Consolidated Income (Loss) over the time for which the revolving credit facility is effective. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, SOFR, Euro Interbank Offered Rate, or Canadian Overnight Repo Rate Average, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the new revolving credit facility as of April 30, 2026, or the previous facility as of April 30, 2025.
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
All of our Senior Notes outstanding at April 30, 2026, are unsecured, and interest is paid semiannually, with no required scheduled principal payments until maturity. We may prepay all or part of the Senior Notes at 100 percent of the principal amount thereof, together with the accrued and unpaid interest, and any applicable make-whole amount.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of April 30, 2026 and 2025, we had $421.0 and $641.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 4.03 and 4.73 percent, respectively.
Interest paid totaled $383.1, $410.6, and $170.7 in 2026, 2025, and 2024, respectively. This differs from interest expense due to capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, payment of other debt fees, and the timing of interest payments.
Our debt instruments contain certain covenant restrictions, including an interest coverage ratio. As of April 30, 2026, we are in compliance with all covenants.

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

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended April 30,			Year Ended April 30,
	2026	2025	2024	2026	2025	2024
Service cost	$0.7	$0.7	$0.9	$0.7	$0.6	$0.8
Interest cost	14.9	17.7	18.5	2.4	2.7	2.6
Expected return on plan assets	(13.2)	(12.3)	(16.1)	—	—	—
Amortization of prior service cost (credit)	0.2	0.1	0.1	(0.6)	(0.6)	(0.6)
Amortization of net actuarial loss (gain)	3.9	4.3	3.5	(1.9)	(2.0)	(1.5)
Curtailment loss (gain)	—	—	(1.2)	—	—	—
Settlement loss (gain)	34.4	—	3.2	—	—	—
Net periodic benefit cost	$40.9	$10.5	$8.9	$0.6	$0.7	$1.3

Other changes in plan assets and benefit liabilities recognized in accumulated other comprehensive income (loss) before income taxes:
Prior service credit (cost) arising during the year	$—	$(0.3)	$—	$—	$—	$—
Net actuarial gain (loss) arising during the year	11.3	1.3	(6.6)	0.9	(2.3)	5.4
Amortization of prior service cost (credit)	0.2	0.1	0.1	(0.6)	(0.6)	(0.6)
Amortization of net actuarial loss (gain)	3.9	4.3	3.5	(1.9)	(2.0)	(1.5)
Curtailment loss (gain)	—	—	(1.2)	—	—	—
Settlement loss (gain)	34.4	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(0.1)
Net change for year	$49.8	$5.4	$(4.2)	$(1.6)	$(4.9)	$3.2

Weighted-average assumptions used in determining net periodic benefit costs:
U.S. plans:
Discount rate used to determine benefit obligation	5.21%	5.43%	5.19%	5.52%	5.86%	5.15%
Discount rate used to determine service cost	6.07	6.06	5.38	5.60	5.92	5.23
Discount rate used to determine interest cost	4.88	5.38	5.08	5.04	5.77	5.06
Expected return on plan assets	5.48	4.70	5.35	—	—	—
Rate of compensation increase	3.00	3.00	3.66	—	—	—
Canadian plans:
Discount rate used to determine benefit obligation	4.32%	5.07%	4.59%	4.60%	5.12%	4.62%
Discount rate used to determine service cost	—	—	—	5.03	5.21	4.73
Discount rate used to determine interest cost	3.90	5.04	4.65	4.10	5.07	4.65
Expected return on plan assets	—	—	3.30	—	—	—
We amortize gains and losses for our postretirement plans over the average expected future period of vested service. For plans that consist of less than 5 percent of participants that are active, average life expectancy is used instead of the average expected future service period.

We utilize a spot rate methodology for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows to provide a better estimate of service and interest costs. For 2027 expense recognition, we will use weighted-average discount rates for the U.S. defined benefit pension plans of 5.62 percent to determine benefit obligation, 6.04 percent to determine service cost, and 5.13 percent to determine interest cost. As of April 30, 2026, a 50 basis-point decrease in the discount rate assumption would increase the 2027 net periodic benefit cost by approximately $0.2, and the benefit obligation would increase by approximately $9.2. In addition, we anticipate using an expected rate of return on plan assets of 6.10 percent for the U.S. defined benefit pension plans. A 50 basis-point decrease in the expected rate of return on plan assets assumption would increase the 2027 net periodic benefit cost by approximately $0.7.

We use a measurement date of April 30 to determine defined benefit pension and other postretirement benefit plans’ assets and benefit obligations. The following table sets forth the combined status of the plans as recognized in the Consolidated Balance Sheets.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2026	2025	2026	2025
Change in benefit obligation:
Benefit obligation at beginning of year	$332.6	$345.9	$50.6	$48.9
Service cost	0.7	0.7	0.7	0.6
Interest cost	14.9	17.7	2.4	2.7
Amendments	—	0.2	—	—
Actuarial loss (gain) (A)	(8.4)	6.7	(0.9)	2.3
Benefits paid	(26.6)	(38.6)	(3.6)	(3.8)
Curtailment	—	—	—	—
Settlement	(115.6)	—	—	—
Foreign currency translation adjustments	—	—	—	(0.1)
Benefit obligation at end of year	$197.6	$332.6	$49.2	$50.6
Change in plan assets:
Fair value of plan assets at beginning of year	$269.6	$283.0	$—	$—
Actual return on plan assets	16.1	20.2	—	—
Company contributions	11.5	5.0	3.6	3.8
Benefits paid	(26.6)	(38.6)	(3.6)	(3.8)
Settlement	(115.6)	—	—	—
Foreign currency translation adjustments	—	—	—	—
Fair value of plan assets at end of year	$155.0	$269.6	$—	$—
Funded status of the plans	$(42.6)	$(63.0)	$(49.2)	$(50.6)
Defined benefit pensions	$(50.6)	$(53.0)	$—	$—
Other noncurrent assets	11.9	9.1	—	—
Accrued compensation	(3.9)	(19.1)	(4.9)	(4.8)
Other postretirement benefits	—	—	(44.3)	(45.8)
Net benefit liability	$(42.6)	$(63.0)	$(49.2)	$(50.6)
(A) The actuarial losses and gains for our defined benefit pension plans and other postretirement benefits were primarily due to changes in the discount rates used in determining the plan obligations.
In 2021, we transferred obligations related to our Canadian defined benefit pension plan to an insurance company through the purchase of an irrevocable group annuity contract (the “Canadian Buy-Out Contract”). The group annuity contract was purchased using assets from the pension trust. During 2024, we received corporate approval to proceed with distribution of the surplus that remains within the Canadian defined benefit pension plan. As a result, we recognized a noncash pre-tax settlement charge of $3.2 related to the acceleration of prior service cost for the portion of the plan surplus to be allocated to plan members, which is subject to regulatory approval before a payout can be made. The settlement charge was included within other income (expense) – net in the Statement of Consolidated Income (Loss). We did not recognize any charges related to the Canadian Buy-Out Contract during 2026 and 2025.
In October 2023, we approved an amendment and provided notice to participants of the intent to terminate one of our U.S. qualified defined benefit plans, effective as of December 31, 2023. Pension obligations were distributed through a combination of lump sum payments to eligible plan participants in December 2025 and through the purchase of a group annuity contract in April 2026. During the plan year ended December 31, 2023, the asset allocation for the plan’s assets was adjusted in anticipation of the plan termination. Upon settlement of the pension obligations in 2026, we reclassified unrecognized actuarial gains or losses that were recorded in accumulated other comprehensive income (loss) to the Statement of Consolidated Income (Loss) as a settlement charge. As a result of significant lump sum payments during 2026, we recognized noncash pre-tax settlement charges of $34.0 to accelerate the unrecognized losses within accumulated other comprehensive income (loss) that would have otherwise been recognized in subsequent periods. The settlement charges were included within other income (expense) – net in the Statement of Consolidated Income (Loss). As of April 30, 2026, the termination process was substantially complete.
The following table summarizes amounts recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, before income taxes.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2026	2025	2026	2025
Net actuarial gain (loss)	$(41.6)	$(91.2)	$20.2	$21.2
Prior service credit (cost)	(0.4)	(0.6)	0.7	1.3
Total recognized in accumulated other comprehensive income (loss)	$(42.0)	$(91.8)	$20.9	$22.5

The following table sets forth the weighted-average assumptions used in determining the benefit obligations.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended April 30,		Year Ended April 30,
	2026	2025	2026	2025
U.S. plans:
Discount rate	5.62%	5.21%	5.49%	5.52%
Rate of compensation increase	3.00	3.00	—	—
Interest crediting rate	4.51	4.51	—	—
Canadian plans:
Discount rate	4.49%	4.32%	4.79%	4.60%
For 2027, the assumed health care trend rates are 6.75 percent and 4.50 percent for the U.S. and Canadian plans, respectively. The rate for participants under age 65 is assumed to decrease to 5.00 percent in 2034 for the U.S. plan and remain at 4.50 percent for the Canadian plan. The health care cost trend rate assumption impacts the amount of the other postretirement benefits obligation and periodic other postretirement benefits cost reported.
The following table sets forth additional information related to our defined benefit pension plans.

	April 30,
	2026	2025
Accumulated benefit obligation for all pension plans	$196.8	$331.7
Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$143.4	$267.7
Fair value of plan assets	89.3	195.8
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$143.4	$267.7
Fair value of plan assets	89.3	195.8
We employ a total return on investment approach for the defined benefit pension plans’ assets. A mix of equity, fixed-income, and alternative investments is used to maximize the long-term rate of return on assets for the level of risk. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, we consider the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. The actual rate of return was a gain of 6.80 percent and 8.50 percent for the years ended April 30, 2026 and 2025, respectively, which excludes administrative and investment expenses.
Our current investment policy includes a mix of investments that consist of approximately 75 percent fixed-income securities, 24 percent equity securities, and 1 percent cash and cash equivalents.

The following tables summarize the major asset classes for the U.S. and Canadian defined benefit pension plans and the levels within the fair value hierarchy for those assets measured at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2026
Cash and cash equivalents (A)	$4.6	$—	$—	$4.6
Equity securities:
U.S. (B)	12.3	—	—	12.3
International (C)	23.5	—	—	23.5
Fixed-income securities:
Bonds (D)	114.6	—	—	114.6
Other types of investments (E)	—	—	—	—
Total financial assets measured at fair value	$155.0	$—	$—	$155.0
Total financial assets measured at net asset value (F)				—
Total plan assets				$155.0

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at April 30, 2025
Cash and cash equivalents (A)	$34.0	$—	$—	$34.0
Equity securities:
U.S. (B)	9.7	—	—	9.7
International (C)	18.6	—	—	18.6
Fixed-income securities:
Bonds (D)	200.0	—	—	200.0
Other types of investments (E)	—	7.3	—	7.3
Total financial assets measured at fair value	$262.3	$7.3	$—	$269.6
Total financial assets measured at net asset value (F)				—
Total plan assets				$269.6

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

In 2027, we expect to make contributions of $0.7 to increase funding for our U.S. qualified defined benefit pension plans and direct benefit payments of approximately $8.9. Furthermore, we expect the following payments to be made from the defined benefit pension and other postretirement benefit plans: $25.6 in 2027, $21.7 in 2028, $21.0 in 2029, $20.8 in 2030, $19.6 in 2031, and $102.3 in 2032 through 2036.
Multi-Employer Pension Plan: We participate in one multi-employer pension plan, the Bakery and Confectionery Union and Industry International Pension Fund (“Bakery and Confectionery Union Fund”) (52-6118572), which provides defined benefits to certain union employees. During 2026 and 2025, a total of $2.7 and $2.8 was contributed to the plan, respectively, and we anticipate contributions of $2.6 in 2027.
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
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65 percent. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80 percent or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80 percent and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year-end, not our fiscal year-end. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. At January 1, 2025, the Bakery and Confectionery Union Fund was in Red Zone status, as the current funding status was 41.0 percent. A funding improvement plan, or rehabilitation plan, has been implemented.

The American Rescue Plan Act (the “ARPA”), signed into law on March 11, 2021, established a special financial assistance program for financially troubled multi-employer pension plans. Under the ARPA, eligible multi-employer plans can apply to receive a cash payment in an amount projected by the Pension Benefit Guaranty Corporation (“PBGC”) to pay pension benefits through the plan year ending 2051. On March 1, 2023, the Bakery and Confectionery Union Fund applied for assistance under the ARPA program. After working directly with the PBGC to review and revise assumptions, the Bakery and Confectionery Union Fund submitted a revised application for assistance on February 21, 2024. The application for relief was approved on June 20, 2024 and on July 22, 2024 the plan received relief funds.
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
Commodity Derivatives: We enter into commodity derivatives to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, wheat, soybean meal, edible oils, and corn. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
We do not qualify commodity derivatives for hedge accounting treatment, and as a result, the derivative gains and losses are immediately recognized in cost of products sold. Although we do not perform the assessments required to achieve hedge accounting for derivative positions, we believe all of our commodity derivatives are economic hedges of our risk exposure.
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

The following table presents the gross notional value of outstanding derivative contracts.

	Year Ended April 30,
	2026	2025
Commodity contracts	$606.2	$1,698.1
Foreign currency exchange contracts	74.4	122.4
The following tables set forth the gross fair value amounts of derivative instruments recognized in the Consolidated Balance     Sheets.

	April 30, 2026
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$32.0	$11.0	$—	$—
Foreign currency exchange contracts	0.2	0.4	—	—
Total derivative instruments	$32.2	$11.4	$—	$—

	April 30, 2025
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$81.5	$18.7	$—	$—
Foreign currency exchange contracts	0.8	1.5	—	—
Total derivative instruments	$82.3	$20.2	$—	$—

We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral received of $7.4 and collateral pledged of $37.5 at April 30, 2026 and 2025, respectively, and are included in other current assets in the Consolidated Balance Sheets. The change in the cash margin accounts is included in investing activities in the Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Statements of Consolidated Cash Flows.
Economic Hedges

The following table presents the net gains and losses recognized in cost of products sold on derivatives not designated as hedging instruments.

	Year Ended April 30,
	2026	2025	2024
Derivative gains (losses) on commodity contracts	$(114.5)	$100.7	$26.1
Derivative gains (losses) on foreign currency exchange contracts	0.2	1.6	1.5
Total derivative gains (losses) recognized in cost of products sold	$(114.3)	$102.3	$27.6
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
The following table presents the net change in cumulative unallocated derivative gains and losses.

	Year Ended April 30,
	2026	2025	2024
Net derivative gains (losses) recognized and classified as unallocated	$(114.3)	$102.3	$27.6
Less: Net derivative gains (losses) reclassified to segment operating profit	(55.7)	44.1	20.9
Change in net cumulative unallocated derivative gains and losses	$(58.6)	$58.2	$6.7
The net cumulative unallocated derivative gains were $22.2 and $80.8 at April 30, 2026 and 2025, respectively.
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

The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Year Ended April 30,
	2026	2025	2024
Gains (losses) recognized in other comprehensive income (loss)	$—	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(12.5)	(12.8)	(13.6)
Less: Gains (losses) reclassified from accumulated other comprehensive income to other debt gains (charges) – net (B)	—	(56.9)	—
Change in accumulated other comprehensive income (loss)	$12.5	$69.7	$13.6
(A)Interest expense – net, as presented in the Statements of Consolidated Income (Loss), was $381.2, $388.7, and $264.3 in 2026, 2025, and 2024, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.
(B)Other debt gains (charges) – net, as presented in the Statements of Consolidated Income (Loss), was a gain of $30.2 and a charge of $19.5, in 2025 and 2024, respectively. There were no reported other debt gains (charges) – net in 2026 . The reclassification is related to the debt extinguishment due to the tender offers in 2025, as discussed in Note 8: Debt and Financing Arrangements.

Included as a component of accumulated other comprehensive income (loss) at April 30, 2026 and 2025, were deferred net pre-tax losses of $104.9 and $117.4, respectively, related to the terminated interest rate contracts. The related net tax benefit recognized in accumulated other comprehensive income (loss) was $24.4 and $27.3 at April 30, 2026 and 2025, respectively. Approximately $12.5 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.

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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	April 30, 2026		April 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$18.5	$18.5	$20.0	$20.0
Derivative financial instruments – net	20.8	20.8	62.1	62.1
Total long-term debt	(6,542.8)	(6,401.9)	(7,036.8)	(7,242.0)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2026
Marketable securities and other investments: (A)
Equity mutual funds	$4.5	$—	$—	$4.5
Municipal obligations	—	14.0	—	14.0
Money market funds	—	—	—	—
Derivative financial instruments: (B)
Commodity contracts – net	20.8	0.2	—	21.0
Foreign currency exchange contracts – net	—	(0.2)	—	(0.2)
Total long-term debt (C)	(6,245.4)	(156.5)	—	(6,401.9)
Total financial instruments measured at fair value	$(6,220.1)	$(142.5)	$—	$(6,362.6)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2025
Marketable securities and other investments: (A)
Equity mutual funds	$4.0	$—	$—	$4.0
Municipal obligations	—	15.8	—	15.8
Money market funds	0.2	—	—	0.2
Derivative financial instruments: (B)
Commodity contracts – net	62.8	—	—	62.8
Foreign currency exchange contracts – net	—	(0.7)	—	(0.7)
Total long-term debt (C)	(6,532.5)	(709.5)	—	(7,242.0)
Total financial instruments measured at fair value	$(6,465.5)	$(694.4)	$—	$(7,159.9)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of April 30, 2026, our municipal obligations are scheduled to mature as follows: $4.0 in 2027, $0.4 in 2028, $2.0 in 2029, $0.6 in 2030, $1.1 in 2031, and the remaining $5.9 in 2032 and beyond. For additional information, see Marketable Securities and Other Investments in Note 1: Accounting Policies.
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
We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value of the Sweet Baked Snacks reporting unit and the Hostess brand indefinite-lived trademark as of the date of each impairment test performed during 2026 and 2025. For additional information, see Note 7: Goodwill and Other Intangible Assets.
During 2025, we recognized losses in our Statement of Consolidated Income (Loss) related to the divested Voortman business and certain Sweet Baked Snacks value brands. The pre-tax losses for the divested Voortman business and certain Sweet Baked Snacks value brands included the impact of an allocation of $251.1 and $26.6 of goodwill, respectively, from the Sweet Baked Snacks reportable segment, which were determined based on relative fair value analyses. The noncash impact of the goodwill disposed was included in the pre-tax loss on the divestitures in our Statement of Consolidated Income (Loss). For additional information, see Note 3: Divestitures.

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
Because the interest rate implicit in the lease cannot be readily determined for the majority of our leases, we utilize our incremental borrowing rate to present value lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate. As of April 30, 2026, we have entered into operating lease commitments related to two distribution centers that had not yet commenced. The leases will begin during the first half of 2027, and upon commencement, we expect to recognize a right-of-use asset and lease liability of approximately $45.0 in the Consolidated Balance Sheet.
The following table sets forth the right-of-use assets and lease liabilities recognized in the Consolidated Balance Sheets.

	Year Ended April 30,
	2026	2025
Operating lease right-of-use assets	$148.8	$115.4
Operating lease liabilities:
Current operating lease liabilities	$30.4	$37.5
Noncurrent operating lease liabilities	125.3	84.1
Total operating lease liabilities	$155.7	$121.6
Finance lease right-of-use assets:
Machinery and equipment	$25.9	$25.4
Accumulated depreciation	(16.2)	(13.5)
Total property, plant, and equipment	$9.7	$11.9
Finance lease liabilities:
Other current liabilities	$3.5	$3.3
Other noncurrent liabilities	6.9	9.2
Total finance lease liabilities	$10.4	$12.5
The following table summarizes the components of lease expense.

	Year Ended April 30,
	2026	2025	2024
Operating lease cost	$47.6	$46.2	$49.7
Finance lease cost:
Amortization of right-of-use assets	3.5	3.5	3.4
Interest on lease liabilities	0.6	0.6	0.6
Variable lease cost	22.2	23.2	23.7
Short-term lease cost	40.5	45.2	44.3
Total lease cost (A)	$114.4	$118.7	$121.7
(A)Total lease cost does not include sublease income, which is immaterial for all years presented.

The following table sets forth cash flow and noncash information related to leases.

	Year Ended April 30,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46.5	$64.4	$49.2
Operating cash flows from finance leases	0.5	0.6	0.5
Financing cash flows from finance leases	3.7	3.4	3.3
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	72.7	10.2	98.4
Finance leases	1.3	4.7	10.9
The following table summarizes the maturity of our lease liabilities by fiscal year.

	April 30, 2026
	Operating Leases	Finance Leases
2027	$36.7	$3.8
2028	28.0	3.6
2029	26.4	2.2
2030	26.2	0.9
2031	24.7	0.5
2032 and beyond	39.3	0.3
Total undiscounted minimum lease payments	$181.3	$11.3
Less: Imputed interest	25.6	0.9
Lease liabilities	$155.7	$10.4
We entered into a lease and financing agreement with the Development Authority of Columbus, Georgia (the “Development Authority”), effective December 1, 2025, in connection with a taxable revenue bond transaction between Hostess Brands, LLC and the Development Authority on December 30, 2025 (the “Bond Transaction”). The Bond Transaction required Hostess Brands, LLC to exchange its property to the taxing jurisdiction for one or more tax-exempt bonds issued in the name of Hostess Brands, LLC not to exceed $120.6. As both the owner of the bonds and the lessee of the project, we are not required to make lease payments as our obligation to pay rent is equal to the Development Authority’s obligation to pay debt service on the bonds. Further, in connection with the Bond Transaction, we received a letter agreement from the Columbus, Georgia Board of Tax Assessors granting tax abatement for certain real and personal property located at our Columbus, Georgia bakery through 2045, subject to certain commitments. We have elected to use the right of offset under FASB ASC 210-20 to net the asset and the liability.
We entered into bond and lease agreements with Clark County, Arkansas, on October 4, 2022. The bond-lease transaction required Hostess Brands, LLC and New HB Acquisition (RE), LLC to exchange its property to the taxing jurisdiction for tax-exempt bonds issued in the name of Hostess Brands, LLC not to exceed $160.0. As both the holder of the bonds and the lessee of the project, we are not required to make lease payments as our obligation to pay rent is equal to the county’s obligation to pay debt service on the bonds. Also, on October 4, 2022, we entered into agreements for payments in lieu of taxes (“PILOT”) with Clark County, Arkansas, whereby the county granted ad valorem tax savings with respect to certain real and personal property in Arkadelphia, Arkansas through September 30, 2052. In accordance with the PILOT agreements, we will owe 35% of the ad valorem taxes on the Arkadelphia, Arkansas property that would have otherwise been due. We have elected to use the right of offset under FASB ASC 210-20 to net the asset and the liability.

The following table sets forth the weighted-average remaining lease term and discount rate.

	Year Ended April 30,
	2026	2025
Weighted-average remaining lease term (in years):
Operating leases	6.1	6.1
Finance leases	3.3	4.0
Weighted-average discount rate:
Operating leases	4.9%	4.6%
Finance leases	4.7%	5.0%

Note 13: Share-Based Payments

We provide for equity-based incentives to be awarded to key employees and non-employee directors. Currently, these incentives consist of restricted shares, restricted stock units (which may also be referred to as deferred stock units), and performance units. During 2026, 2025, and 2024, these awards were administered through the 2020 Equity and Incentive Compensation Plan (the “2020 Plan”), which was approved by our shareholders in August 2020. Awards under the 2020 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units, incentive awards, and other share-based awards, and they may be granted to our non-employee directors, consultants, officers, and other employees. Deferred stock units granted to non-employee directors vest immediately and, along with dividends credited on those deferred stock units, are paid out in the form of common shares upon termination of service as a non-employee director. At April 30, 2026, there were 3,095,104 shares available for future issuance under the 2020 Plan.
Under the 2020 Plan, we have the option to settle share-based awards by issuing common shares from treasury, issuing new Company common shares, or issuing a combination of common shares from treasury and new Company common shares.
Stock Options: Under the 2020 Plan, we granted 84,568 stock options during 2024. No stock options were granted in 2026 and 2025. Stock options granted in 2024 vest ratably over a period of three years. The exercise price of all stock options granted was equal to the market value of the shares on the date of grant, and all stock options granted and outstanding have a contractual term of 10 years.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted:

2024
Expected volatility	25.0%
Dividend yield	2.7%
Risk-free interest rate	3.9%
Expected life of stock options (years)	6.0
Expected volatility was calculated in accordance with the provisions of FASB ASC 718, Compensation—Stock Compensation, based on consideration of both historical and implied volatilities. The expected life of a stock option represents the period from the grant date through the expected exercise date of the option. This was calculated using a simplified method whereby the midpoint between the vesting date and the end of the contractual term is utilized to compute the expected term.
The following table is a summary of our stock option activity.

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at May 1, 2025	637,539	$125.72
Exercised	—	—
Cancelled	(32,209)	128.79
Outstanding at April 30, 2026	605,330	$125.56
Exercisable at April 30, 2026	585,033	$124.60

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. As the Company’s stock price was below the exercise price for these options, there was no intrinsic value associated with the stock options outstanding or exercisable at April 30, 2026, with an average remaining contractual term of 4.1 years and 4.0 years, respectively. The total intrinsic value of stock options exercised during both 2025 and 2024 was $0.1, and during 2026, there were no stock options exercised. The closing market price of our common stock on the last trading day of 2026 was $98.03 per share.
Compensation cost related to stock options is recognized ratably over the service period from the grant date through the end of the requisite service period. During 2026, 2025, and 2024, we recognized compensation cost of $1.0, $1.9, and $2.8, respectively. The annual tax benefit related to the stock option expense was $0.2, $0.4, and $0.7 for 2026, 2025, and 2024, respectively. As of April 30, 2026, we had unrecognized compensation cost of $0.1 related to the stock options that were granted in 2024.
We did not receive cash from stock option exercises for the years ended April 30, 2026. Cash received from stock option exercises was $1.9 and $3.2 for the years ended April 30, 2025 and 2024, respectively.
Other Equity Awards: The following table is a summary of our restricted shares, deferred stock units, and performance units.

	Restricted Shares and Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share	Performance Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at May 1, 2025	324,421	$124.16	354,106	$132.51
Granted	289,730	102.68	172,132	96.91
Vested	(168,687)	123.23	(84,665)	133.01
Forfeited	(69,955)	112.34	(48,099)	118.47
Outstanding at April 30, 2026	375,509	$110.21	393,474	$118.62
The weighted-average grant date fair value of equity awards other than stock options that vested in 2026, 2025, and 2024 was $34.3, $27.7, and $36.5, respectively. The weighted-average grant date fair value of restricted shares, deferred stock units, and performance units is the average of the high and the low share price on the date of grant. The vesting date fair value of equity awards other than stock options that vested in 2026, 2025, and 2024 was $27.4, $25.7, and $46.9, respectively.
The following table summarizes the weighted-average fair values of the equity awards granted.

Year Ended April 30,	Restricted Shares and Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share	Performance Units	Weighted-Average Grant Date Fair Value Per Share
2026	289,730	$102.68	172,132	$96.91
2025	186,895	111.44	157,329	117.74
2024	155,354	143.60	117,312	153.20
The restricted shares and deferred stock units granted in 2026, 2025, and 2024 under our long-term incentive compensation program vest ratably over three years from the date of grant. The performance units granted in 2026, 2025, and 2024 vest three years from the date of grant and are converted to common shares upon vesting based on the performance achieved during the service period. The performance goals for the performance units granted in 2026 and 2025 are based on adjusted earnings per share and average net sales growth. The performance goals for the performance units granted in 2024 are based on adjusted earnings per share and return on invested capital targets. Dividend equivalents are accumulated on the performance units from the date of grant, but participants only receive payment if the awards vest.
Note 14: Income Taxes

The following table sets forth our income (loss) before income taxes.

	Year Ended April 30,
	2026	2025	2024
Domestic	$(95.8)	$(1,087.6)	$975.8
Foreign	33.4	40.8	20.6
Income (loss) before income taxes	$(62.4)	$(1,046.8)	$996.4

The following table summarizes the components of the provision for income taxes.

	Year Ended April 30,
	2026	2025	2024
Current:
Federal	$135.1	$228.0	$234.1
Foreign	6.0	11.7	10.1
State and local	38.5	52.3	48.7
Deferred:
Federal	(93.2)	(45.4)	(35.7)
Foreign	0.4	(0.5)	(2.3)
State and local	(10.5)	(62.1)	(2.5)
Total income tax expense	$76.3	$184.0	$252.4

The income tax expense of $76.3 for 2026 includes the unfavorable permanent impact associated with the goodwill impairment charge for the Sweet Baked Snacks reporting unit. The income tax expense of $184.0 for 2025 includes unfavorable permanent impacts associated with the goodwill impairment charges for the Sweet Baked Snacks reporting unit and the sale of the Voortman business, partially offset by the favorable noncash deferred tax benefits associated with the integration of Hostess Brands into our Company and certain state legislative changes enacted during the year. The income tax expense of $252.4 for 2024 includes unfavorable permanent and deferred tax impacts associated with the acquisition of Hostess Brands.
The following table sets forth a reconciliation of the statutory federal income tax rate and the effective income tax rate. The Company adopted ASU 2023-09 related to income tax disclosures on a retrospective basis.

	Year Ended April 30,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory federal income tax rate	$(13.1)	21.0%	$(219.8)	21.0%	$209.2	21.0%
State and local income taxes, net of federal tax effect (A)	22.7	(36.4)	(7.7)	0.8	36.5	3.7
Foreign tax effects	3.6	(5.8)	3.9	(0.4)	3.1	0.3
Effect of cross border tax laws (B)	(0.7)	1.2	23.2	(2.2)	(0.6)	(0.1)
Tax credits	(3.6)	5.8	(3.4)	0.3	(3.5)	(0.4)
Changes in valuation allowances	(2.0)	3.2	7.6	(0.7)	—	—
Nontaxable or nondeductible items:
Goodwill impairment charges	65.3	(104.7)	348.9	(33.3)	—	—
Sale of Voortman business	—	—	21.5	(2.1)	—	—
Other	2.6	(4.2)	5.9	(0.6)	15.4	1.6
Changes in unrecognized tax benefits	(1.0)	1.6	(1.2)	0.1	(1.9)	(0.2)
Other adjustments	2.5	(4.0)	5.1	(0.5)	(5.8)	(0.6)
Effective income tax rate	$76.3	(122.3)%	$184.0	(17.6)%	$252.4	25.3%
(A)State taxes in Kansas, Pennsylvania, New Jersey, Georgia, Illinois, Texas, Louisiana, and Minnesota make up the majority (greater than 50%) of tax effect in this category in 2026. State taxes in Kansas and California make up the majority (greater than 50%) of tax effect in this category in 2025. State taxes in Kansas, California, Illinois, and Pennsylvania make up the majority (greater than 50%) of tax effect in this category in 2024.
(B)The effect of cross border tax laws in 2025 primarily related to the GILTI inclusion on the sale of the Voortman business.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “Act”). The corporate tax changes included in the Act did not have a material impact on our effective income tax rate in 2026 and we do not anticipate a material impact on our effective income tax rate in future periods. The Act’s provisions for accelerated tax deductions reduced our federal cash income tax requirements for the current year.

The following table sets forth the income taxes paid, net of refunds received, by material jurisdiction.

	Year Ended April 30,
	2026	2025	2024
Federal	$2.3	$268.6	$266.6
Foreign	13.3	10.9	2.3
State and local	26.5	52.6	47.6
Income taxes paid	$42.1	$332.1	$316.5
We are a voluntary participant in the Compliance Assurance Process (“CAP”) program offered by the IRS and are currently under a CAP examination for the tax years ended April 30, 2025, April 30, 2026, and April 30, 2027. The fiscal years prior to 2023 are no longer subject to U.S. federal tax examination under the statute of limitations. With limited exceptions, we are no longer subject to examination for state, local, and foreign jurisdictions for the tax years prior to 2022.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The following table summarizes significant components of our deferred tax assets and liabilities.

	April 30,
	2026	2025
Deferred tax liabilities:
Intangible assets	$1,323.8	$1,454.4
Property, plant, and equipment	296.6	275.5
Leases	31.0	24.3
Other	27.1	25.9
Total deferred tax liabilities	$1,678.5	$1,780.1
Deferred tax assets:
Post-employment and other employee benefits	$53.5	$62.1
Tax credit and loss carryforwards	35.2	35.5
Intangible assets	61.6	34.4
Hedging transactions	20.2	11.6
Leases	32.9	26.0
Other	48.0	95.5
Total deferred tax assets	$251.4	$265.1
Valuation allowance	(32.5)	(33.6)
Total deferred tax assets, less allowance	$218.9	$231.5
Net deferred tax liability	$1,459.6	$1,548.6
We evaluate the realizability of deferred tax assets for each of the jurisdictions in which we operate. The total valuation allowance decreased by $1.1 during the year.
As of April 30, 2026, we have determined that a portion of our undistributed earnings, in Canada, is not permanently reinvested, resulting in the recognition of an immaterial deferred tax liability.
Our unrecognized tax benefits were $1.5, $2.5, and $4.6, of which $1.2, $2.0, and $3.7 would affect the effective income tax rate, if recognized, as of April 30, 2026, 2025, and 2024, respectively.

The following table sets forth a reconciliation of our unrecognized tax benefits.

	2026	2025	2024
Balance at May 1,	$2.5	$4.6	$5.3
Increases:
Acquired business	—	—	1.3
Decreases:
Expiration of statute of limitations periods	1.0	1.3	2.0
Disposed business	—	0.8	—
Balance at April 30,	$1.5	$2.5	$4.6

Note 15: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income (loss), are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2023	$(34.3)	$(153.6)	$(52.7)	$1.4	$(239.2)
Reclassification adjustments	—	13.6	0.3	—	13.9
Current period credit (charge)	(4.9)	—	(1.3)	(0.4)	(6.6)
Income tax benefit (expense)	—	(3.1)	0.3	0.1	(2.7)
Balance at April 30, 2024	$(39.2)	$(143.1)	$(53.4)	$1.1	$(234.6)
Reclassification adjustments	—	69.7	1.8	—	71.5
Current period credit (charge)	(2.5)	—	(1.3)	(0.7)	(4.5)
Income tax benefit (expense)	—	(16.7)	(0.3)	0.1	(16.9)
Balance at April 30, 2025	$(41.7)	$(90.1)	$(53.2)	$0.5	$(184.5)
Reclassification adjustments	—	12.5	36.0	—	48.5
Current period credit (charge)	3.2	—	12.2	0.8	16.2
Income tax benefit (expense)	—	(2.9)	(11.2)	(0.2)	(14.3)
Balance at April 30, 2026	$(38.5)	$(80.5)	$(16.2)	$1.1	$(134.1)
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
Note 16: Contingencies

We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at April 30, 2026. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the United States District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of April 30, 2026, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.

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
Tariff Refunds: In April 2026, we began pursuing claims for refunds of tariffs previously paid on certain imported goods. As of April 30, 2026, recovery of these claims was subject to regulatory review and approval, and the timing and amount of any recovery was uncertain. Accordingly, no amounts were recognized as of April 30, 2026. The scope and realization of any recoveries remain subject to ongoing legal and administrative proceedings, including an announced appeal by the U.S. Department of Justice, which may affect our ability to recover or retain any amounts received.
Note 17: Common Shares
Voting: The Amended Articles of Incorporation provide that each holder of a common share outstanding is entitled to one vote on each matter submitted to a vote of the shareholders.

Repurchase Program: We did not repurchase any common shares under a repurchase plan authorized by the Board during 2026 and 2025. The shares repurchased during 2026 and 2025 consisted of shares repurchased from stock plan recipients in lieu of cash payments. As of April 30, 2026, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations.

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

The following table presents the rollforwards of our outstanding payment obligations under the supplier financing program, which are included in accounts payable in the Consolidated Balance Sheets as of April 30, 2026 and 2025.

	2026	2025
Supplier financing program obligations outstanding at the beginning of the year	$340.4	$384.9
Invoice amounts added during the year	1,254.8	1,517.8
Invoice amounts paid during the year	(1,270.1)	(1,562.3)
Supplier financing program obligations outstanding at the end of the year	$325.1	$340.4
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of April 30, 2026 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls: There were no changes in internal control over financial reporting that occurred during the fourth quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are included on pages 47 and 48 of this Annual Report on Form 10-K, respectively.
Item 9B.    Other Information.
(c) Trading Plans

During 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item as to the directors of the Company, the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” “Board and Committee Meetings,” and “Ownership of Common Shares” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2026. The information required by this Item as to the executive officers of the Company is incorporated herein by reference to Part I, Item 1 in this Annual Report on Form 10-K.
The information required by this Item as to the Company’s Insider Trading and Disclosure Policy is incorporated herein by reference to the information set forth under the caption “Description of Compensation Policies and Agreements with Executive Officers – Insider Trading Arrangements and Policies” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2026.
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
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Executive Compensation,” “Board and Committee Meetings,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2026.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Ownership of Common Shares” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2026.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Corporate Governance” and “Related Party Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2026.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is incorporated herein by reference to the information set forth under the captions “Service Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2026.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:
See the Index to Financial Statements on page 45 of this Annual Report on Form 10-K.
(a)(2)	Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable or because the information required is set forth in the Consolidated Financial Statements or notes thereto.
(a)(3)	Exhibits:
The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger by and among The J. M. Smucker Company, Hostess Brands, Inc. and SSF Holdings, Inc. dated as of September 10, 2023
3.1	Amended Articles of Incorporation of The J. M. Smucker Company
3.2	Amended Regulations of the J. M. Smucker Company (as Amended April 30, 2025)
4.1	Description of Capital Stock
4.2	Indenture, dated as of March 20, 2015, between the Company and U.S. Bank National Association, as trustee
4.3	First Supplemental Indenture, dated as of March 20, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee
4.4	Second Supplemental Indenture, dated as of December 7, 2017, between the Company and U.S. Bank National Association, as trustee
4.5	Third Supplemental Indenture, dated as of March 9, 2020, between the Company and U.S. Bank National Association.
4.6	Fourth Supplemental Indenture, dated as of September 24, 2021, between the Company and U.S. Bank National Association
4.7	Fifth Supplemental Indenture, dated as of October 25, 2023, between the Company and U.S. Bank Trust Company, N.A. (as successor to U.S. Bank N.A.)
4.8	Third Amended and Restated Intercreditor Agreement, dated June 11, 2010, among the administrative agents and other parties identified therein
10.1	The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, restated as of January 1, 2018*
10.2	Amendment No. 1 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of June 17, 2020*
10.3	Amendment No. 2 to The J. M. Smucker Company Top Management Supplemental Retirement Benefit Plan, dated as of June 26, 2023*
10.4	The J. M. Smucker Company Voluntary Deferred Compensation Plan, Amended and Restated as of December 1, 2012*
10.5	Amendment No. 1 to The J. M. Smucker Company Voluntary Deferred Compensation Plan, dated as of June 17, 2020*
10.6	The J. M. Smucker Company 2006 Equity Compensation Plan, effective August 17, 2006*
10.7	The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.8	Amendment No. 1 to The J. M. Smucker Company 2010 Equity and Incentive Compensation Plan*
10.9	The J. M. Smucker Company 2020 Equity and Incentive Compensation Plan*
10.10	Form of Special One-Time Grant of Restricted Stock Agreement*
10.11	Form of Restricted Stock Agreement*
10.12	Form of Deferred Stock Units Agreement*
10.13	Form of Performance Units Agreement*
10.14	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*

Exhibit Number	Exhibit Description
10.15	Form of Special One-Time Grant of Restricted Stock Agreement (4-year Cliff Vest)*
10.16	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.17	Form of Special One-Time Grant of Restricted Stock Agreement (Age 60 Vest)*
10.18	Form of Nonstatutory Stock Option Agreement*
10.19	Form of Deferred Stock Unit Agreement*
10.20	Form of Nonstatutory Stock Option Agreement*
10.21	Form of Performance Units Agreement*
10.22	Form of Restricted Stock Agreement*
10.23	Form of Special One-Time Grant of Restricted Stock Agreement (3-year Cliff Vest)*
10.24	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.25	Form of Nonstatutory Stock Option Agreement*
10.26	Form of Special One-Time Grant of Restricted Stock Agreement (1-year Cliff Vest)*
10.27	Form of Special One-Time Grant of Restricted Stock Agreement (2-year Ratable Vest)*
10.28	Form of Restricted Stock Agreement (2-Year Ratable Vest)*
10.29	Form of Deferred Stock Unit Agreement*
10.30	Form of Restricted Stock Agreement (3-Year Ratable Vest)*
10.31	Form of Performance Units Agreement*
10.32	Form of Deferred Stock Units Agreement*
10.33	Form of Performance Units Agreement*
10.34	Form of Restricted Stock Agreement*
10.35	Form of Special One-Time Grant of Restricted Stock Agreement (5-year Cliff Vest)*
10.36	Form of Special One-Time Grant of Restricted Stock Agreement*
10.37	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2007)*
10.38	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2014)*
10.39	The J. M. Smucker Company Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2021)*
10.40	The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, Restated Effective May 1, 2015*
10.41	Amendment No. 1 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of December 31, 2016*
10.42	Amendment No. 2 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of May 1, 2017*
10.43	Amendment No. 3 to The J. M. Smucker Company Defined Contribution Supplemental Executive Retirement Plan, dated as of June 17, 2020*
10.44	The J. M. Smucker Company Restoration Plan, Amended and Restated Effective January 1, 2013*
10.45	Amendment No. 1 to The J. M. Smucker Company Restoration Plan, dated as of May 1, 2015*
10.46	Amendment No. 2 to The J. M. Smucker Company Restoration Plan, dated as of December 31, 2016*
10.47	Amendment No. 3 to The J. M. Smucker Company Restoration Plan, dated as of January 1, 2017*
10.48	Amendment No. 4 to The J. M. Smucker Company Restoration Plan, dated as of June 17, 2020*
10.49	Amendment No. 5 to The J. M. Smucker Company Restoration Plan, dated as of April 16, 2025*
10.50	The J. M. Smucker Company Executive Severance Plan.
10.51	Form of Amended and Restated Change in Control Severance Agreement between the Company and the Officer party thereto*
10.52	Form of Indemnity Agreement between the Company and the Officer party thereto*

Exhibit Number	Exhibit Description
10.53	Intellectual Property Matters Agreement between The Procter & Gamble Company and The Folgers Coffee Company, dated November 6, 2008
10.54	Form of Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
10.55	Form of 2025 Commercial Paper Dealer Agreement between the Company, as Issuer, and the Dealer party thereto
10.56	Term Loan Credit Agreement, dated as of March 7, 2025, among the Company, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent.
10.57
Revolving Credit Agreement, dated as of March 7, 2025, among the Company, Smucker Foods of Canada Corp. and certain other subsidiaries of the Company from time to time party thereto, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.58	Separation Agreement, effective as of February 9, 2026, between the Company and John Brase*
19	The J. M. Smucker Company Insider Trading and Disclosure Policy
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
97	The J. M. Smucker Company Clawback of Incentive Compensation Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended April 30, 2026, formatted in Inline XBRL

* Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2026	The J. M. Smucker Company

/s/ Tucker H. Marshall
	By:	Tucker H. Marshall
Chief Financial Officer | Executive Vice President, Frozen Handheld and Spreads and Sweet Baked Snacks
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Mark T. Smucker	Chief Executive Officer, President and Chair of the Board (Principal Executive Officer)	June 9, 2026
/s/ Tucker H. Marshall
Tucker H. Marshall	Chief Financial Officer | Executive Vice President, Frozen Handheld and Spreads and Sweet Baked Snacks (Principal Financial Officer and Principal Accounting Officer)	June 9, 2026
*
Mercedes Abramo	Director	June 9, 2026
*
Tarang P. Amin	Director	June 9, 2026
*
Susan E. Chapman-Hughes	Director	June 9, 2026
*
Woo-Sung Chung	Director	June 9, 2026
*
Jay L. Henderson	Director	June 9, 2026
*
Jonathan E. Johnson III	Director	June 9, 2026
*
Kirk L. Perry	Director	June 9, 2026
*
David V. Singer	Director	June 9, 2026
*
Jodi L. Taylor	Director	June 9, 2026
*
Dawn C. Willoughby	Director	June 9, 2026

*	The undersigned, by signing her name hereto, does sign and execute this report pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

Date: June 9, 2026		/s/ Jeannette L. Knudsen
	By:	Jeannette L. Knudsen Attorney-in-Fact