Form 10-Q
period 2026-07-31
J M SMUCKER Co
filed 2026-08-26
CIK 91419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The Company had 106,823,183 common shares outstanding on August 19, 2026.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended July 31,
Dollars in millions, except per share data	2026	2025
Net sales	$2,219.3	$2,113.3
Cost of products sold (A)	1,239.7	1,638.6
Gross Profit	979.6	474.7
Selling, distribution, and administrative expenses	410.5	377.4
Amortization	57.9	50.2
Other special project costs (A)	0.6	6.0
Other operating expense (income) – net	(1.0)	(4.5)
Operating Income	511.6	45.6
Interest expense – net	(82.3)	(100.2)
Other income (expense) – net (A)	(1.4)	(1.9)
Income (Loss) Before Income Taxes	427.9	(56.5)
Income tax expense (benefit)	103.6	(12.6)
Net Income (Loss)	$324.3	$(43.9)
Earnings per common share:
Net Income (Loss)	$3.04	$(0.41)
Net Income (Loss) – Assuming Dilution	$3.03	$(0.41)
(A)    Includes certain divestiture, acquisition, integration, and restructuring costs (“special project costs”). For more information, see Note 3: Special Project Costs and Note 4: Reportable Segments.
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2026	2025
Net income (loss)	$324.3	$(43.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7.3)	(1.0)
Cash flow hedging derivative activity, net of tax	2.4	2.4
Pension and other postretirement benefit plans activity, net of tax	(0.2)	0.3
Available-for-sale securities activity, net of tax	0.1	0.3
Total Other Comprehensive Income (Loss)	(5.0)	2.0
Comprehensive Income (Loss)	$319.3	$(41.9)
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in millions	July 31, 2026	April 30, 2026
ASSETS
Current Assets
Cash and cash equivalents	$43.2	$58.6
Trade receivables – net	615.7	656.3
Inventories:
Finished products	650.2	584.1
Raw materials	536.3	542.4
Total Inventory	1,186.5	1,126.5
Other current assets	145.8	131.7
Total Current Assets	1,991.2	1,973.1
Property, Plant, and Equipment
Land and land improvements	158.5	158.1
Buildings and fixtures	1,466.4	1,465.2
Machinery and equipment	3,478.2	3,456.9
Construction in progress	570.5	546.1
Gross Property, Plant, and Equipment	5,673.6	5,626.3
Accumulated depreciation	(2,656.7)	(2,594.2)
Total Property, Plant, and Equipment	3,016.9	3,032.1
Other Noncurrent Assets
Operating lease right-of-use assets	185.9	148.8
Goodwill	5,200.0	5,205.0
Other intangible assets – net	5,625.0	5,683.7
Other noncurrent assets	184.2	176.7
Total Other Noncurrent Assets	11,195.1	11,214.2
Total Assets	$16,203.2	$16,219.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,205.1	$1,175.1
Accrued trade marketing and merchandising	224.8	175.9
Current portion of long-term debt	150.0	150.0
Short-term borrowings	193.5	420.9
Other current liabilities	515.4	616.3
Total Current Liabilities	2,288.8	2,538.2
Noncurrent Liabilities
Long-term debt, less current portion	6,394.3	6,392.8
Deferred income taxes	1,459.5	1,459.6
Noncurrent operating lease liabilities	159.3	125.3
Other noncurrent liabilities	150.5	159.7
Total Noncurrent Liabilities	8,163.6	8,137.4
Total Liabilities	10,452.4	10,675.6
Shareholders’ Equity
Common shares	26.7	26.7
Additional capital	5,759.6	5,752.5
Retained income (accumulated deficit)	103.6	(101.3)
Accumulated other comprehensive income (loss)	(139.1)	(134.1)
Total Shareholders’ Equity	5,750.8	5,543.8
Total Liabilities and Shareholders’ Equity	$16,203.2	$16,219.4
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
Dollars in millions	2026	2025
Operating Activities
Net income (loss)	$324.3	$(43.9)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation	69.6	85.0
Amortization	57.9	50.2
Share-based compensation expense	12.2	9.0
Deferred income tax expense (benefit)	(0.4)	24.0
Other noncash adjustments – net	11.4	12.7
Changes in assets and liabilities:
Trade receivables	40.1	(24.3)
Inventories	(61.1)	(177.3)
Other current assets	(13.8)	53.0
Accounts payable	60.9	(33.2)
Accrued liabilities	(26.0)	76.2
Income and other taxes	(31.7)	(41.1)
Other – net	(17.7)	(0.9)
Net Cash Provided by (Used for) Operating Activities	425.7	(10.6)
Investing Activities
Additions to property, plant, and equipment	(88.4)	(84.3)
Proceeds from disposal of property, plant, and equipment	0.3	12.9
Collateral received (pledged) for derivative cash margin accounts	2.0	(126.7)
Other – net	0.3	0.2
Net Cash Provided by (Used for) Investing Activities	(85.8)	(197.9)
Financing Activities
Short-term borrowings (repayments) – net	(230.8)	300.6
Quarterly dividends paid	(116.8)	(114.4)
Purchase of treasury shares	(5.7)	(4.6)
Other – net	(0.7)	(3.6)
Net Cash Provided by (Used for) Financing Activities	(354.0)	178.0
Effect of exchange rate changes on cash	(1.3)	(0.1)
Net increase (decrease) in cash and cash equivalents	(15.4)	(30.6)
Cash and cash equivalents at beginning of period	58.6	69.9
Cash and Cash Equivalents at End of Period	$43.2	$39.3
( ) Denotes use of cash
See notes to unaudited condensed consolidated financial statements.

THE J. M. SMUCKER COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31, 2026
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2026	106,661,858	$26.7	$5,752.5	$(101.3)	$(134.1)	$5,543.8
Net income (loss)				324.3		324.3
Other comprehensive income (loss)					(5.0)	(5.0)
Comprehensive income (loss)						319.3
Purchase of treasury shares	(49,501)	—	(5.4)	(0.3)		(5.7)
Stock plans	212,051	—	12.5	—		12.5
Cash dividends declared, $1.12 per common share				(119.1)		(119.1)
Balance at July 31, 2026	106,824,408	$26.7	$5,759.6	$103.6	$(139.1)	$5,750.8

	Three Months Ended July 31, 2025
Dollars in millions	Common Shares Outstanding	Common Shares	Additional Capital	Retained Income (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 1, 2025	106,425,081	$26.6	$5,738.7	$501.8	$(184.5)	$6,082.6
Net income (loss)				(43.9)		(43.9)
Other comprehensive income (loss)					2.0	2.0
Comprehensive income (loss)						(41.9)
Purchase of treasury shares	(47,688)	—	(5.8)	1.2		(4.6)
Stock plans	309,721	0.1	5.3	1.1		6.5
Cash dividends declared, $1.10 per common share				(116.7)		(116.7)
Balance at July 31, 2025	106,687,114	$26.7	$5,738.2	$343.5	$(182.5)	$5,925.9
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
Operating results for the three months ended July 31, 2026, are not necessarily indicative of the results that may be expected for the year ending April 30, 2027. For further information, reference is made to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2026.
Note 2: Recently Issued Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted: In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 will modernize the accounting guidance for the costs to develop software for internal use by removing all references to software development project stages so that the guidance is neutral to different software development methods. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project and it is probable that the project will be completed and the software will be used for its intended purpose. It will be effective for our annual and interim periods beginning May 1, 2028, with the option to early adopt at any time prior to the effective date on either a prospective or retrospective basis. We do not anticipate any impact to our results of operations, financial position, or cash flows upon adoption and are currently evaluating the impacts of the standard on our disclosures.
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
Divestiture Costs: As a result of prior year divestitures, we identified opportunities to address certain distribution inefficiencies. We have recognized total cumulative costs of $9.0, of which $0.3 was recognized during the three months ended July 31, 2025, primarily consisting of other transition and termination costs. There were no divestiture costs recognized during the three months ended July 31, 2026. We do not anticipate any additional costs to be incurred related to these divestiture activities.

Integration Costs: As of April 30, 2026, integration of the Hostess Brands, Inc. (“Hostess Brands”) acquisition was considered complete. We incurred total integration costs of $187.4 related to the acquisition, of which $16.7 were noncash charges and primarily consisted of accelerated depreciation. While we did not incur any costs during the three months ended July 31, 2026, we incurred integration costs of $0.4 during the three months ended July 31, 2025, which consisted of employee-related and other transition and termination costs. The obligation related to severance costs and retention bonuses was fully satisfied as of July 31, 2026, and was $0.4 as of April 30, 2026.
Restructuring Costs: During 2026, we closed our Indianapolis, Indiana manufacturing facility, which manufactured Hostess® branded products, and consolidated operations into other existing facilities to further optimize operations within our Sweet Baked Snacks segment.
The following table summarizes our restructuring costs incurred related to the restructuring program.

	Three Months Ended July 31,		Total Costs Incurred to Date at July 31, 2026
	2026	2025
Employee-related costs	$—	$4.2	$6.6
Other transition and termination costs	0.6	16.5	77.5
Total restructuring costs	$0.6	$20.7	$84.1
Cumulative noncash charges incurred through July 31, 2026, were $68.2 and consisted of accelerated depreciation, of which $15.4 was incurred during the three months ended July 31, 2025. We did not incur any noncash charges during the three months ended July 31, 2026. The remaining charges related to these restructuring activities are not expected to be material during the remainder of 2027. The obligation related to severance and retention bonuses was $0.2 and $0.5 at July 31, 2026, and April 30, 2026, respectively.
Note 4: Reportable Segments
We operate in one industry: the manufacturing and marketing of food and beverage products. We have five reportable segments: U.S. Retail Coffee, U.S. Retail Frozen Handheld and Spreads, U.S. Retail Pet Foods, Sweet Baked Snacks, and Away From Home. The presentation of Other represents the International operating segment, which does not meet the criteria to be presented as a reportable segment under FASB Accounting Standards Codification (“ASC”) 280.
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
Reportable segments have been identified based on financial data utilized to manage our businesses by our chief operating decision maker (“CODM”). The CODM uses net sales and segment profit to evaluate segment performance and allocate resources, including consideration of plan-to-actual variances and prior year-to-actual variances on a monthly basis. Segment profit represents net sales, less direct and allocable operating expenses, and is consistent with the way in which the CODM manages our segments. However, we do not represent that the segments, if operated independently, would report operating profit equal to the segment profit set forth below, as segment profit excludes certain expenses such as amortization expense and impairment charges related to intangible assets, gains and losses on divestitures, the net change in cumulative unallocated gains and losses on commodity and foreign currency exchange derivative activities (“change in net cumulative unallocated derivative gains and losses”), special project costs, as well as corporate administrative expenses.
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

The following tables reconcile segment profit to income before income taxes.

	Three Months Ended July 31, 2026
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	Away From Home	Other (A)	Total
Net sales	$807.8	$499.3	$371.7	$236.5	$203.7	$100.3	$2,219.3
Segment cost of products sold (B)	404.5	305.9	203.9	169.1	118.3	67.4
Segment selling and distribution expenses (C)	100.4	63.6	71.0	39.2	24.6	13.4
Other segment items (D)	2.9	0.1	(2.1)	(1.7)	(0.4)	0.2
Segment profit	$300.0	$129.7	$98.9	$29.9	$61.2	$19.3	$639.0
Reconciliation of segment profit:
Amortization							(57.9)
Interest expense – net							(82.3)
Change in net cumulative unallocated derivative gains and losses							29.4
Other special project costs (E)							(0.6)
Corporate administrative expenses							(98.3)
Other income (expense) – net (E)							(1.4)
Income before income taxes							$427.9

	Three Months Ended July 31, 2025
	U.S. Retail Coffee	U.S. Retail Frozen Handheld and Spreads	U.S. Retail Pet Foods	Sweet Baked Snacks	Away From Home	Other (A)	Total
Net sales	$717.2	$484.7	$368.0	$253.2	$198.3	$91.9	$2,113.3
Segment cost of products sold (B)	498.9	299.3	204.8	176.8	124.8	65.5
Segment selling and distribution expenses (C)	84.0	70.8	66.8	41.2	23.1	12.3
Other segment items (D)	0.1	0.3	(4.9)	1.0	(1.0)	—
Segment profit	$134.2	$114.3	$101.3	$34.2	$51.4	$14.1	$449.5
Reconciliation of segment profit:
Amortization							(50.2)
Interest expense – net							(100.2)
Change in net cumulative unallocated derivative gains and losses							(253.1)
Cost of products sold – special project costs (E)							(15.4)
Other special project costs (E)							(6.0)
Corporate administrative expenses							(79.2)
Other income (expense) – net							(1.9)
Income (loss) before income taxes							$(56.5)

(A)    Represents the International operating segment.
(B)     Segment cost of products sold excludes special project costs related to certain divestiture, acquisition, integration, and restructuring activities and the change in net cumulative unallocated derivative gains and losses. For more information, see Note 3: Special Project Costs and Note 7: Derivative Financial Instruments.
(C)    Segment selling and distribution expenses excludes corporate administrative expenses and special project costs that are not allocated to the segments.
(D)    Other segment items primarily reflects the loss (gain) on disposal of assets, plant administrative expenses, equity method investment income, and royalty income.
(E)    Includes special project costs related to certain divestiture, acquisition, integration, and restructuring activities. For more information, see Note 3: Special Project Costs.

The following tables present total assets; total depreciation, amortization, and impairment charges; and total additions to property, plant, and equipment by segment.

	July 31, 2026	April 30, 2026
Assets:
U.S. Retail Coffee	$4,696.2	$4,692.0
U.S. Retail Frozen Handheld and Spreads	2,978.5	3,236.6
U.S. Retail Pet Foods	4,621.6	4,624.2
Sweet Baked Snacks	2,289.9	2,318.9
Away From Home	1,076.3	798.4
Other (A)	432.6	422.8
Unallocated (B)	108.1	126.5
Total assets	$16,203.2	$16,219.4

	Three Months Ended July 31,
	2026	2025
Depreciation, amortization, and impairment charges:
U.S. Retail Coffee	$24.6	$24.4
U.S. Retail Frozen Handheld and Spreads	21.7	25.1
U.S. Retail Pet Foods	31.0	30.3
Sweet Baked Snacks	30.0	21.9
Away From Home	11.3	7.8
Other (A)	2.2	2.4
Unallocated (C)	6.7	23.3
Total depreciation, amortization, and impairment charges	$127.5	$135.2
Additions to property, plant, and equipment:
U.S. Retail Coffee	$15.2	$11.5
U.S. Retail Frozen Handheld and Spreads	19.9	40.1
U.S. Retail Pet Foods	23.3	11.4
Sweet Baked Snacks	11.7	10.2
Away From Home	13.3	8.8
Other (A)	5.0	2.3
Total additions to property, plant, and equipment	$88.4	$84.3
(A)Represents the International operating segment.
(B)Primarily represents unallocated cash and cash equivalents and corporate-held investments.
(C)Primarily represents unallocated accelerated depreciation related to restructuring activities and corporate administrative expenses, mainly consisting of depreciation and software amortization.
The following table presents certain geographical information.

	Three Months Ended July 31,
	2026	2025
Net sales:
United States	$2,108.7	$2,009.4
International:
Canada	$69.9	$70.7
All other international	40.7	33.2
Total international	$110.6	$103.9
Total net sales	$2,219.3	$2,113.3

The following table presents product category information.

	Three Months Ended July 31,
	2026	2025	Primary Reportable Segment (A)
Coffee	$916.8	$816.1	U.S. Retail Coffee
Frozen handheld	273.4	244.1	U.S. Retail Frozen Handheld and Spreads
Sweet baked goods	236.5	253.2	Sweet Baked Snacks
Pet snacks	199.7	203.4	U.S. Retail Pet Foods
Peanut butter	197.9	207.0	U.S. Retail Frozen Handheld and Spreads
Cat food	187.2	179.3	U.S. Retail Pet Foods
Fruit spreads	93.1	95.3	U.S. Retail Frozen Handheld and Spreads
Portion control	53.5	50.4	Away From Home
Toppings and syrups	25.6	29.7	U.S. Retail Frozen Handheld and Spreads
Baking mixes and ingredients	15.2	14.5	Other (B)
Other	20.4	20.3	Other (B)
Total net sales	$2,219.3	$2,113.3
(A)The primary reportable segment generally represents at least 75 percent of total net sales for each respective product category.
(B)Represents the International operating segment.
Note 5: Earnings per Share
Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Under the treasury stock method, the diluted earnings per share calculation includes potential common shares assumed to be issued, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised or restricted stock becomes vested.
The following table sets forth the computation of basic and diluted earnings per share under the treasury stock method.

	Three Months Ended July 31,
	2026	2025
Net income (loss)	$324.3	$(43.9)
Weighted-average common shares outstanding – assuming dilution:
Weighted-average common shares outstanding	106.8	106.6
Add: Dilutive effect of stock options	—	—
Add: Dilutive effect of restricted shares, restricted stock units, and performance units	0.3	—
Weighted-average common shares outstanding – assuming dilution	107.1	106.6
Net income (loss) per common share	$3.04	$(0.41)
Net income (loss) per common share – assuming dilution	$3.03	$(0.41)
During the first three months of 2026, we recognized a net loss, and as a result, excluded the anti-dilutive effect of stock-based awards from the computation of diluted earnings per share.

Note 6: Debt and Financing Arrangements
The following table summarizes the components of our long-term debt.

	July 31, 2026		April 30, 2026
	Principal Outstanding	Carrying Amount (A)	Principal Outstanding	Carrying Amount (A)
3.38% Senior Notes due December 15, 2027	$500.0	$499.5	$500.0	$499.3
5.90% Senior Notes due November 15, 2028	750.0	747.2	750.0	746.9
2.38% Senior Notes due March 15, 2030	500.0	498.3	500.0	498.1
2.13% Senior Notes due March 15, 2032	364.5	361.9	364.5	361.8
6.20% Senior Notes due November 15, 2033	1,000.0	993.5	1,000.0	993.3
4.25% Senior Notes due March 15, 2035	650.0	646.4	650.0	646.3
2.75% Senior Notes due September 15, 2041	177.5	176.2	177.5	176.2
6.50% Senior Notes due November 15, 2043	750.0	738.0	750.0	737.9
4.38% Senior Notes due March 15, 2045	600.0	589.9	600.0	589.8
3.55% Senior Notes due March 15, 2050	161.2	159.4	161.2	159.4
6.50% Senior Notes due November 15, 2053	1,000.0	984.0	1,000.0	983.8
Term Loan Credit Agreement due March 5, 2027	150.0	150.0	150.0	150.0
Total long-term debt	$6,603.2	$6,544.3	$6,603.2	$6,542.8
Current portion of long-term debt	150.0	150.0	150.0	150.0
Total long-term debt, less current portion	$6,453.2	$6,394.3	$6,453.2	$6,392.8
(A) Represents the carrying amount included in the Condensed Consolidated Balance Sheets, which includes the impact of capitalized debt issuance costs, offering discounts, and terminated interest rate contracts.
In March 2025, we entered into a $650.0 senior unsecured delayed-draw Term Loan Credit Agreement (“Term Loan”). Borrowings under the Term Loan bear interest on the prevailing Secured Overnight Financing Rate (“SOFR”) and are payable at the end of the borrowing term. The Term Loan matures on March 5, 2027, and does not require scheduled amortization payments. Voluntary prepayments are permitted without premium or penalty. On March 14, 2025, the full amount was drawn on the Term Loan to partially finance the repayment of $1.0 billion in principal of our 3.50% Senior Notes due March 15, 2025. During 2026, we prepaid $500.0 on the Term Loan. The interest rate on the Term Loan at July 31, 2026 was 4.82 percent.
We have available a $2.0 billion unsecured revolving credit facility with a group of ten banks that matures in March 2030. Borrowings under the revolving credit facility bear interest on the prevailing U.S. Prime Rate, SOFR, Euro Interbank Offered Rate, or Canadian Overnight Repo Rate Average, based on our election. Interest is payable either on a quarterly basis or at the end of the borrowing term. We did not have a balance outstanding under the revolving credit facility as of July 31, 2026, or April 30, 2026.
We participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2026, and April 30, 2026, we had $193.5 and $421.0 of short-term borrowings outstanding, respectively, which were issued under our commercial paper program at weighted-average interest rates of 4.00 and 4.03 percent, respectively.

Interest paid totaled $123.8 and $137.4 for the three months ended July 31, 2026 and 2025, respectively. This differs from interest expense due to the timing of interest payments, capitalized interest, the effect of interest rate contracts, amortization of debt issuance costs and discounts, and the payment of other debt fees.

Our debt instruments contain covenant restrictions, including an interest coverage ratio. As of July 31, 2026, we are in compliance with all covenants.

Note 7: Derivative Financial Instruments
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
Commodity Derivatives: We enter into commodity derivatives to manage the price volatility and reduce the variability of future cash flows related to anticipated inventory purchases of key raw materials, notably green coffee, wheat, edible oils, soybean meal, and corn. We also enter into commodity derivatives to manage price risk for energy input costs, including diesel fuel and natural gas. Our derivative instruments generally have maturities of less than one year.
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
The following table presents the gross notional value of outstanding derivative contracts.

	July 31, 2026	April 30, 2026
Commodity contracts	$562.0	$606.2
Foreign currency exchange contracts	74.2	74.4

The following tables set forth the gross fair value amounts of derivative instruments recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2026
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$29.8	$5.9	$—	$—
Foreign currency exchange contracts	1.7	—	—	—
Total derivative instruments	$31.5	$5.9	$—	$—

	April 30, 2026
	Other Current Assets	Other Current Liabilities	Other Noncurrent Assets	Other Noncurrent Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$32.0	$11.0	$—	$—
Foreign currency exchange contracts	0.2	0.4	—	—
Total derivative instruments	$32.2	$11.4	$—	$—
We have elected to not offset fair value amounts recognized for our exchange-traded derivative instruments and our cash margin accounts executed with the same counterparty that are generally subject to enforceable netting agreements. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions. Our cash margin accounts represented collateral received of $9.4 and $7.4 at July 31, 2026, and April 30, 2026, respectively, and are included in other current assets in the Condensed Consolidated Balance Sheets. The change in the cash margin accounts is included within investing activities in the Condensed Statements of Consolidated Cash Flows. In the event of default and immediate net settlement of all of our open positions with individual counterparties, all of our derivative liabilities would be fully offset by either our derivative asset positions or margin accounts based on the net asset or liability position with our individual counterparties. Cash flows associated with the settlement of derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is within operating activities in the Condensed Statements of Consolidated Cash Flows.
Economic Hedges
The following table presents the net gains and losses recognized in cost of products sold in the Condensed Statements of Consolidated Income (Loss) on derivatives not designated as hedging instruments.

	Three Months Ended July 31,
	2026	2025
Derivative gains (losses) on commodity contracts	$26.4	$(227.7)
Derivative gains (losses) on foreign currency exchange contracts	2.3	0.6
Total derivative gains (losses) recognized in cost of products sold	$28.7	$(227.1)
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
The following table presents the net change in cumulative unallocated derivative gains and losses.

	Three Months Ended July 31,
	2026	2025
Net derivative gains (losses) recognized and classified as unallocated	$28.7	$(227.1)
Less: Net derivative gains (losses) reclassified to segment operating profit	(0.7)	26.0
Change in net cumulative unallocated derivative gains and losses	$29.4	$(253.1)
The net cumulative unallocated derivative gains were $51.6 and $22.2 at July 31, 2026, and April 30, 2026, respectively.

Cash Flow Hedges
The following table presents information on the pre-tax gains and losses recognized on all contracts previously designated as cash flow hedges.

	Three Months Ended July 31,
	2026	2025
Gains (losses) recognized in other comprehensive income (loss)	$—	$—
Less: Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense – net (A)	(3.1)	(3.1)
Change in accumulated other comprehensive income (loss)	$3.1	$3.1
(A)Interest expense – net, as presented in the Condensed Statements of Consolidated Income (Loss) was $82.3 and $100.2 for the three months ended July 31, 2026 and 2025, respectively. The reclassification includes terminated contracts which were designated as cash flow hedges.
Included as a component of accumulated other comprehensive income (loss) at July 31, 2026, and April 30, 2026, were deferred net pre-tax losses of $101.8 and $104.9, respectively, related to the terminated interest rate contracts associated with the Senior Notes due March 15, 2030 and March 15, 2050, which were terminated in 2020. The related net tax benefit recognized in accumulated other comprehensive income (loss) at July 31, 2026, and April 30, 2026, was $23.7 and $24.4, respectively. Approximately $12.5 of the net pre-tax loss will be recognized over the next 12 months related to the terminated interest rate contracts.
Note 8: Other Financial Instruments and Fair Value Measurements
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
The following table provides information on the carrying amounts and fair values of our financial instruments.

	July 31, 2026		April 30, 2026
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities and other investments	$18.2	$18.2	$18.5	$18.5
Derivative financial instruments – net	25.6	25.6	20.8	20.8
Total long-term debt	(6,544.3)	(6,352.5)	(6,542.8)	(6,401.9)
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 31, 2026
Marketable securities and other investments: (A)
Equity mutual funds	$4.2	$—	$—	$4.2
Municipal obligations	—	14.0	—	14.0
Money market funds	—	—	—	—
Derivative financial instruments: (B)
Commodity contracts – net	23.8	0.1	—	23.9
Foreign currency exchange contracts – net	0.2	1.5	—	1.7
Total long-term debt (C)	(6,197.5)	(155.0)	—	(6,352.5)
Total financial instruments measured at fair value	$(6,169.3)	$(139.4)	$—	$(6,308.7)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 30, 2026
Marketable securities and other investments: (A)
Equity mutual funds	$4.5	$—	$—	$4.5
Municipal obligations	—	14.0	—	14.0
Money market funds	—	—	—	—
Derivative financial instruments: (B)
Commodity contracts – net	20.8	0.2	—	21.0
Foreign currency exchange contracts – net	—	(0.2)	—	(0.2)
Total long-term debt (C)	(6,245.4)	(156.5)	—	(6,401.9)
Total financial instruments measured at fair value	$(6,220.1)	$(142.5)	$—	$(6,362.6)
(A)Marketable securities and other investments consist of funds maintained for the payment of benefits associated with nonqualified retirement plans. The funds include equity securities listed in active markets, municipal obligations valued by a third-party using valuation techniques that utilize inputs that are derived principally from or corroborated by observable market data, and money market funds with maturities of three months or less. Based on the short-term nature of these money market funds, carrying value approximates fair value. As of July 31, 2026, our municipal obligations are scheduled to mature as follows: $3.6 in 2027, $0.0 in 2028, $1.5 in 2029, $0.6 in 2030, $1.1 in 2031, and the remaining $7.2 in 2032 and beyond.
(B)Level 1 commodity and foreign currency exchange derivatives are valued using quoted market prices for identical instruments in active markets. Level 2 commodity and foreign currency exchange derivatives are valued using quoted prices for similar assets or liabilities in active markets. For additional information, see Note 7: Derivative Financial Instruments.
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
Note 9: Leases
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
Because the interest rate implicit in the lease cannot be readily determined for the majority of our leases, we utilize our incremental borrowing rate to present value lease payments using information available at the lease commencement date. We consider our credit rating and the current economic environment in determining this collateralized rate. As of July 31, 2026, we have entered into an operating lease commitment related to a distribution center that has not yet commenced. The lease will begin during the second quarter of 2027, and upon commencement, we expect to recognize a right-of-use asset and lease liability of approximately $22.0 in the Condensed Consolidated Balance Sheet.
The following table sets forth the right-of-use assets and lease liabilities recognized in the Condensed Consolidated Balance Sheets.

	July 31, 2026	April 30, 2026
Operating lease right-of-use assets	$185.9	$148.8
Operating lease liabilities:
Current operating lease liabilities	$33.5	$30.4
Noncurrent operating lease liabilities	159.3	125.3
Total operating lease liabilities	$192.8	$155.7

Finance lease right-of-use assets:
Machinery and equipment	$25.8	$25.9
Accumulated depreciation	(16.9)	(16.2)
Total property, plant, and equipment	$8.9	$9.7
Finance lease liabilities:
Other current liabilities	$3.5	$3.5
Other noncurrent liabilities	6.1	6.9
Total finance lease liabilities	$9.6	$10.4
The following table summarizes the components of lease expense.

	Three Months Ended July 31,
	2026	2025
Operating lease cost	$11.7	$12.4
Finance lease cost:
Amortization of right-of-use assets	0.9	0.9
Interest on lease liabilities	0.1	0.2
Variable lease cost	5.2	5.9
Short-term lease cost	10.8	10.3
Total lease cost (A)	$28.7	$29.7
(A)Total lease cost does not include sublease income which is immaterial for all years presented.

The following table sets forth cash flow and noncash information related to leases.

	Three Months Ended July 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.7	$12.3
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	1.1	1.1
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	47.7	15.7
Finance leases	—	0.1
The following table summarizes the maturity of our lease liabilities by fiscal year.

	July 31, 2026
	Operating Leases	Finance Leases
2027 (remainder of the year)	$32.0	$2.9
2028	37.3	3.7
2029	35.8	2.3
2030	34.9	0.9
2031	33.5	0.5
2032 and beyond	50.5	0.1
Total undiscounted minimum lease payments	$224.0	$10.4
Less: Imputed interest	31.2	0.8
Lease liabilities	$192.8	$9.6
The following table sets forth the weighted-average remaining lease term and discount rate.

	July 31, 2026	April 30, 2026
Weighted-average remaining lease term (in years):
Operating leases	6.0	6.1
Finance leases	3.1	3.3

Weighted-average discount rate:
Operating leases	4.9%	4.9%
Finance leases	4.7%	4.7%
Note 10: Income Taxes

The effective income tax rates for the three months ended July 31, 2026 and 2025, were 24.2 and 22.3 percent, respectively. During the three months ended July 31, 2026 and 2025, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to state income taxes.

Note 11: Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), including the reclassification adjustments for items that are reclassified from accumulated other comprehensive income (loss) to net income (loss), are shown below.

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2026	$(38.5)	$(80.5)	$(16.2)	$1.1	$(134.1)
Reclassification adjustments	—	3.1	(0.3)	—	2.8
Current period credit (charge)	(7.3)	—	—	0.1	(7.2)
Income tax benefit (expense)	—	(0.7)	0.1	—	(0.6)
Balance at July 31, 2026	$(45.8)	$(78.1)	$(16.4)	$1.2	$(139.1)

	Foreign Currency Translation Adjustment	Net Gains (Losses) on Cash Flow Hedging Derivatives (A)	Pension and Other Postretirement Liabilities (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at May 1, 2025	$(41.7)	$(90.1)	$(53.2)	$0.5	$(184.5)
Reclassification adjustments	—	3.1	0.4	—	3.5
Current period credit (charge)	(1.0)	—	—	0.4	(0.6)
Income tax benefit (expense)	—	(0.7)	(0.1)	(0.1)	(0.9)
Balance at July 31, 2025	$(42.7)	$(87.7)	$(52.9)	$0.8	$(182.5)
(A)The reclassification from accumulated other comprehensive income (loss) is primarily composed of deferred gains (losses) related to terminated interest rate contracts which were reclassified to interest expense – net. For additional information, see Note 7: Derivative Financial Instruments.
(B)The reclassification from accumulated other comprehensive income (loss) to other income (expense) – net is composed of amortization of net losses and prior service costs.
Note 12: Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2026. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2026, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
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
Tariff Refunds: In April 2026, we initiated claims for refunds on tariffs previously paid under the International Emergency Economic Powers Act (“IEEPA”) on certain imported goods. During the first quarter of 2027, we received refunds of approximately $115.0, which were recognized in cost of products sold, and related interest income of approximately $4.0, which was recognized in interest expense – net, in the Condensed Statement of Consolidated Income (Loss). As of July 31, 2026, substantially all requested refunds have been received.
Note 13: Common Shares
The following table sets forth common share information.

	July 31, 2026	April 30, 2026
Common shares authorized	300.0	300.0
Common shares outstanding	106.8	106.7
Treasury shares	43.7	43.8
Repurchase Program: During the three months ended July 31, 2026 and 2025, we did not repurchase any common shares under a repurchase plan authorized by the Board of Directors (the “Board”). The shares repurchased during the three months ended July 31, 2026 and 2025, consisted of shares repurchased from stock plan recipients in lieu of cash payments. As of July 31, 2026, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations.
Note 14: Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. However, our right to offset balances due from suppliers against our payment obligations is restricted by the agreement for those payment obligations that have been sold by our suppliers. The payment of these obligations is included in cash provided by operating activities in the Condensed Statements of Consolidated Cash Flows. Included in accounts payable in the Condensed Consolidated Balance Sheets as of July 31, 2026, and April 30, 2026, were $336.1 and $325.1 of our outstanding payment obligations, respectively, that were elected and sold to a financial institution by participating suppliers. During the first three months of 2027 and 2026, we paid $363.2 and $340.9, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars and shares in millions, unless otherwise noted, except per share data)
This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three months ended July 31, 2026 and 2025. All comparisons presented are to the corresponding period of the prior year, unless otherwise noted.
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
Trends Affecting our Business
During the first three months of 2027, we continued to operate in a dynamic and evolving external environment, including geopolitical, macroeconomic, and policy developments, as well as changing consumer behavior, which may continue to affect our business during the remainder of 2027. Despite these challenges, we delivered strong results and demonstrated continued momentum across the Company. Our performance was driven by the strength of our differentiated portfolio, disciplined execution against our strategic priorities, and continued investment in our brands and capabilities.

To support continued growth and navigate these evolving market conditions, we remain focused on executing our company-wide transformation initiative, which is designed to translate our continuous improvement mindset into sustainable productivity gains. These efforts are intended to expand our profit margins while enabling reinvestment in the Company to support future growth and cost savings.

We continue to closely monitor ongoing geopolitical conflicts and evolving international trade and regulatory conditions, including the potential impact of tariffs and any other policy actions. Further escalation of these developments could significantly disrupt economic activity, global supply chains, and transportation networks, while contributing to inflationary pressures, higher energy costs, and broader economic slowdowns. In addition, supply chain disruptions could result from shipping delays, supply and demand imbalances, labor shortages, and other operational challenges. We continue to work closely with our customers and external business partners, taking proactive measures to support safety, maintain business continuity, and maximize product availability.

Given these uncertainties, the impact of inflation, tariffs, supply chain disruptions, and labor availability and attrition on our business, results of operations, financial condition, and liquidity could be difficult to predict. We will continue to monitor these factors as conditions evolve.

Results of Operations

	Three Months Ended July 31,
	2026	2025	% Increase (Decrease)
Net sales	$2,219.3	$2,113.3	5%
Gross profit	$979.6	$474.7	106
% of net sales	44.1%	22.5%
Operating income	$511.6	$45.6	n/m
% of net sales	23.1%	2.2%
Net income (loss):
Net income (loss)	$324.3	$(43.9)	n/m
Net income (loss) per common share – assuming dilution	$3.03	$(0.41)	n/m
Adjusted gross profit (A)	$950.2	$743.2	28
% of net sales	42.8%	35.2%
Adjusted operating income (A)	$540.7	$370.3	46
% of net sales	24.4%	17.5%
Adjusted income: (A)
Income	$346.5	$203.4	70
Earnings per share – assuming dilution	$3.24	$1.90	71
(A)We use non-GAAP financial measures to evaluate our performance. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for a reconciliation to the comparable GAAP financial measure.
Net Sales

	Three Months Ended July 31,
	2026	2025	Increase (Decrease)	%
Net sales	$2,219.3	$2,113.3	$106.0	5%
Foreign currency exchange	1.3	—	1.3	—
Net sales excluding foreign currency exchange (A)	$2,220.6	$2,113.3	$107.3	5%
Amounts may not add due to rounding.
(A)     Net sales excluding foreign currency exchange is a non-GAAP financial measure used to evaluate performance internally. This measure provides useful information to investors because it enables comparison of results on a year-over-year basis.
Net sales in the first three months of 2027 increased $106.0, or 5 percent. Net price realization contributed 4 percentage points to net sales, primarily driven by higher net pricing for coffee. Volume/mix increased net sales by 1 percentage point, primarily driven by increases for Uncrustables sandwiches and coffee, partially offset by decreases for sweet baked goods and peanut butter.

Operating Income
The following table presents the components of operating income as a percentage of net sales.

	Three Months Ended July 31,
	2026	2025
Gross profit	44.1%	22.5%
Selling, distribution, and administrative expenses:
Marketing	5.5%	5.6%
Selling	3.4	3.4
Distribution	3.3	3.3
General and administrative	6.3	5.6
Total selling, distribution, and administrative expenses	18.5%	17.9%
Amortization	2.6	2.4
Other special project costs	—	0.3
Other operating expense (income) – net	—	(0.2)
Operating income	23.1%	2.2%
Amounts may not add due to rounding.
Gross profit increased $504.9, or 106 percent, in the first three months of 2027, primarily reflecting lower costs, including the net favorable impact of derivative gains and losses, as well as tariff refunds, higher net price realization, and favorable volume/mix.
Operating income increased $466.0 in the first three months of 2027, primarily reflecting the increase in gross profit, partially offset by an increase in selling, distribution, and administrative (“SD&A”) expenses.
Our non-GAAP financial measures are adjusted to exclude amortization expense and impairment charges related to intangible assets, special project costs, gains and losses on divestitures, the change in net cumulative unallocated derivative gains and losses, and other infrequently occurring items that do not directly reflect ongoing operating results. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information. Gross profit excluding non-GAAP adjustments (“adjusted gross profit”) increased $207.0, or 28 percent, as compared to the prior year, reflecting the exclusion of the change in net cumulative unallocated derivative gains and losses and special project costs as compared to GAAP gross profit. Operating income excluding non-GAAP adjustments (“adjusted operating income”) increased $170.4, or 46 percent, as compared to the prior year, further reflecting the exclusion of amortization expense and other special project costs.
Interest Expense
Net interest expense decreased $17.9, or 18 percent, during the first three months of 2027, primarily reflecting reduced debt outstanding as compared to the prior year. For additional information, refer to Note 6: Debt and Financing Arrangements.
Income Taxes
Income taxes increased $116.2 during the three months ended July 31, 2026, primarily reflecting an increase in income before income taxes, compared to a loss before income taxes in the prior year that resulted in an income tax benefit. During both the current and prior years, the effective income tax rates varied from the U.S. statutory income tax rate of 21.0 percent, primarily due to state income taxes. We anticipate the full-year effective income tax rate for 2027 to be approximately 24.3 percent. For additional information, refer to Note 10: Income Taxes.
Special Project Costs
Divestiture Costs: As a result of prior year divestitures, we identified opportunities to address certain distribution inefficiencies. We have recognized total cumulative costs of $9.0, of which $0.3 was recognized during the three months ended July 31, 2025, primarily consisting of other transition and termination costs. There were no divestiture costs recognized during the three months ended July 31, 2026. We do not anticipate any additional costs to be incurred related to these divestiture activities.

Integration Costs: As of April 30, 2026, integration of the Hostess Brands acquisition was considered complete. We incurred total integration costs of $187.4 related to the acquisition, of which $0.4 were recognized during the three months ended July 31, 2025. These costs primarily consisted of transaction costs, employee-related costs, and other transition and termination charges, the majority of which were cash charges. We did not incur any costs during the three months ended July 31, 2026, related to these integration activities.
Restructuring Costs: During 2026, we closed our Indianapolis, Indiana manufacturing facility, which manufactured Hostess branded products, and consolidated operations into other existing facilities to further optimize operations within our Sweet Baked Snacks segment. We have recognized total cumulative costs of $84.1, of which $0.6 and $20.7 were recognized during the three months ended July 31, 2026 and 2025, respectively. These costs primarily consisted of other transition and termination charges and employee-related costs. The remaining charges related to these restructuring activities are not expected to be material during the remainder of 2027.

For further information on these costs, refer to Note 3: Special Project Costs.
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

	Three Months Ended July 31,
	2026	2025	% Increase (Decrease)
Net sales:
U.S. Retail Coffee	$807.8	$717.2	13%
U.S. Retail Frozen Handheld and Spreads	499.3	484.7	3
U.S. Retail Pet Foods	371.7	368.0	1
Sweet Baked Snacks	236.5	253.2	(7)
Away From Home	203.7	198.3	3
Other (A)	100.3	91.9	9
Segment profit:
U.S. Retail Coffee	$300.0	$134.2	124%
U.S. Retail Frozen Handheld and Spreads	129.7	114.3	13
U.S. Retail Pet Foods	98.9	101.3	(2)
Sweet Baked Snacks	29.9	34.2	(13)
Away From Home	61.2	51.4	19
Other (A)	19.3	14.1	37
Segment profit margin:
U.S. Retail Coffee	37.1%	18.7%
U.S. Retail Frozen Handheld and Spreads	26.0	23.6
U.S. Retail Pet Foods	26.6	27.5
Sweet Baked Snacks	12.6	13.5
Away From Home	30.0	25.9
Other (A)	19.2	15.3
(A)Represents the International operating segment.
U.S. Retail Coffee
U.S. Retail Coffee net sales increased $90.6 in the first three months of 2027. Net price realization increased net sales by 10 percentage points, reflecting higher net pricing across the portfolio. Volume/mix increased net sales by 2 percentage points, primarily reflecting increases for the Dunkin’ and Café Bustelo brands. Segment profit increased $165.8, primarily reflecting tariff refunds and higher net price realization, partially offset by higher marketing spend.
U.S. Retail Frozen Handheld and Spreads
U.S. Retail Frozen Handheld and Spreads net sales increased $14.6 in the first three months of 2027. Net price realization contributed 2 percentage points to net sales, reflecting higher net pricing across the portfolio. Volume/mix increased net sales by 1 percentage point, primarily reflecting an increase for Uncrustables sandwiches, partially offset by decreases for peanut butter and fruit spreads. Segment profit increased $15.4, primarily driven by higher net price realization, lower marketing spend, and favorable volume/mix, partially offset by higher costs.
U.S. Retail Pet Foods
U.S. Retail Pet Foods net sales increased $3.7 in the first three months of 2027. Volume/mix increased net sales by 1 percentage point, primarily reflecting an increase for cat food. Net price realization was neutral to net sales, as higher net pricing for cat food was mostly offset by higher trade spend for dog snacks. Segment profit decreased $2.4, primarily reflecting higher costs and increased marketing spend, partially offset by tariff refunds and favorable volume/mix.
Sweet Baked Snacks
Sweet Baked Snacks net sales decreased $16.7 in the first three months of 2027. Volume/mix decreased net sales by 8 percentage points, primarily reflecting decreases for snack cakes and breakfast. Net price realization contributed 2 percentage points to net sales, primarily reflecting higher net pricing for snack cakes and donuts. Segment profit decreased $4.3, primarily reflecting higher costs and unfavorable volume/mix, partially offset by higher net price realization and lower marketing spend.
Away From Home
Away From Home net sales increased $5.4 in the first three months of 2027.Volume/mix increased net sales by 2 percentage points, primarily driven by increases for Uncrustables sandwiches and fruit spreads, partially offset by a decrease for coffee. Net price realization was neutral to net sales, as higher net pricing for coffee was mostly offset by lower net pricing for Uncrustables sandwiches and portion control products. Segment profit increased $9.8, primarily reflecting tariff refunds and favorable volume/mix, partially offset by higher costs.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of funds is cash generated from operations, supplemented by borrowings against our commercial paper program and revolving credit facility. Total cash and cash equivalents decreased to $43.2 at July 31, 2026, compared to $58.6 at April 30, 2026.
The following table presents selected cash flow information.

	Three Months Ended July 31,
	2026	2025
Net cash provided by (used for) operating activities	$425.7	$(10.6)
Net cash provided by (used for) investing activities	(85.8)	(197.9)
Net cash provided by (used for) financing activities	(354.0)	178.0

Net cash provided by (used for) operating activities	$425.7	$(10.6)
Additions to property, plant, and equipment	(88.4)	(84.3)
Free cash flow (A)	$337.3	$(94.9)
(A)Free cash flow is a non-GAAP financial measure used by management to evaluate the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, share repurchases, and other corporate purposes.
The $436.3 increase in cash provided by operating activities in the first three months of 2027 was primarily driven by higher net income (loss) adjusted for noncash items in the current year and lower working capital requirements in 2027. The cash required to fund working capital decreased compared to the prior year, primarily driven by a decrease in cash used for inventories, reflecting a moderation in input cost inflation during the current year and lower inventory levels, as well as favorable changes in accounts payable and trade receivables driven by the timing of spend, cash payments, sales, and collections, partially offset by an unfavorable impact related to the timing of settling our derivative instruments.
Cash used for investing activities in the first three months of 2027 consisted primarily of $88.4 in capital expenditures, primarily reflecting plant maintenance and improvement of our facilities. Cash used for investing activities in the first three months of 2026 consisted primarily of an increase of $126.7 in our derivative cash margin account balances and $84.3 in capital expenditures, primarily reflecting plant maintenance and improvement of our facilities.
Cash used for financing activities in the first three months of 2027 consisted primarily of an increase in net short-term repayments of $230.8 and dividend payments of $116.8. Cash provided by financing activities in the first three months of 2026 consisted primarily of a net increase in short-term borrowings of $300.6, partially offset by dividend payments of $114.4.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, we work with our suppliers to optimize our terms and conditions, which includes the extension of payment terms. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 180 days. We have an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell our payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion. We have no economic interest in a supplier’s decision to enter into these agreements. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of July 31, 2026, and April 30, 2026, $336.1 and $325.1 of our outstanding payment obligations, respectively, were elected and sold to a financial institution by participating suppliers. During the first three months of 2027 and 2026, we paid $363.2 and $340.9, respectively, to a financial institution for payment obligations that were settled through the supplier financing program.
Contingencies
We, like other food manufacturers, are from time to time subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are currently a defendant in a variety of such legal proceedings, and while we cannot predict with certainty the ultimate results of these proceedings or potential settlements associated with these or other matters, we have accrued losses for certain contingent liabilities that we have determined are probable and reasonably estimable at July 31, 2026. Based on the information known to date, with the exception of the matters discussed below, we do not believe the final outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
Class Action Lawsuits: We are defendants in a series of putative class action lawsuits that were transferred to the U.S. District Court for the Western District of Missouri for coordinated pre-trial proceedings. The plaintiffs assert claims arising under various state laws for false advertising, consumer protection, deceptive and unfair trade practices, and similar statutes. Their claims are premised on allegations that we have misrepresented the number of servings that can be made from various canisters of Folgers coffee on the packaging for those products. The outcome and the financial impact of these cases, if any, cannot be predicted at this time. Accordingly, no loss contingency has been recorded for these matters as of July 31, 2026, as the likelihood of loss is not considered probable or reasonably estimable. However, if we are required to pay significant damages, our business and financial results could be adversely impacted, and sales of those products could suffer not only in these locations but elsewhere.
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
Tariff Refunds: In April 2026, we initiated claims for refunds on tariffs previously paid under IEEPA on certain imported goods. During the first quarter of 2027, we received refunds of approximately $115.0, which were recognized in cost of products sold, and related interest income of approximately $4.0, which was recognized in interest expense – net, in the Condensed Statement of Consolidated Income (Loss). As of July 31, 2026, substantially all requested refunds have been received.
Capital Resources
The following table presents our capital structure.

	July 31, 2026	April 30, 2026
Current portion of long-term debt	$150.0	$150.0
Short-term borrowings	193.5	420.9
Long-term debt, less current portion	6,394.3	6,392.8
Total debt	$6,737.8	$6,963.7
Shareholders’ equity	5,750.8	5,543.8
Total capital	$12,488.6	$12,507.5
We have available a $2.0 billion unsecured revolving credit facility with a group of ten banks that matures in March 2030. Additionally, we participate in a commercial paper program under which we can issue short-term, unsecured commercial paper not to exceed $2.0 billion at any time. The commercial paper program is backed by our revolving credit facility and reduces what we can borrow under the revolving credit facility by the amount of commercial paper outstanding. Commercial paper is used as a continuing source of short-term financing for general corporate purposes. As of July 31, 2026, we had $193.5 of short-term borrowings outstanding, which were issued under our commercial paper program at a weighted-average interest rate of 4.00 percent.
We are in compliance with all our debt covenants as of July 31, 2026, and expect to be for the next 12 months. For additional information on our long-term debt, sources of liquidity, and debt covenants, see Note 6: Debt and Financing Arrangements.
Dividend payments were $116.8 and $114.4 in the first three months of 2027 and 2026, respectively, and dividends declared per share were $1.12 and $1.10 in the first three months of 2027 and 2026, respectively. The declaration of dividends is subject to the discretion of our Board and depends on various factors, such as our net income (loss), financial condition, cash requirements, future events, and other factors deemed relevant by the Board.
During the three months ended July 31, 2026 and 2025, we did not repurchase any common shares under a repurchase plan authorized by the Board. The shares repurchased during the three months ended July 31, 2026 and 2025, consisted of shares repurchased from stock plan recipients in lieu of cash payments. As of July 31, 2026, approximately 1.1 million common shares remain available for repurchase pursuant to the Board’s authorizations. There is no guarantee as to the exact number of shares that may be repurchased or when such purchases may occur.
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
As of July 31, 2026, total cash and cash equivalents of $33.1 was held by our foreign subsidiaries, primarily in Canada. We have not repatriated foreign cash to the U.S. during the first three months of 2027.

Material Cash Requirements
We do not have material off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities. Transactions with related parties are in the ordinary course of business and are not material to our results of operations, financial condition, or cash flows.
As of July 31, 2026, there were no material changes to our material cash requirements as previously reported in our Annual Report on Form 10-K for the year ended April 30, 2026.
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

	Three Months Ended July 31,
	2026	2025
Gross profit reconciliation:
Gross profit	$979.6	$474.7
Change in net cumulative unallocated derivative gains and losses	(29.4)	253.1
Cost of products sold – special project costs	—	15.4
Adjusted gross profit	$950.2	$743.2
Operating income reconciliation:
Operating income	$511.6	$45.6
Amortization	57.9	50.2
Change in net cumulative unallocated derivative gains and losses	(29.4)	253.1
Cost of products sold – special project costs	—	15.4
Other special project costs	0.6	6.0
Adjusted operating income	$540.7	$370.3
Net income (loss) reconciliation:
Net income (loss)	$324.3	$(43.9)
Income tax expense (benefit)	103.6	(12.6)
Amortization	57.9	50.2
Change in net cumulative unallocated derivative gains and losses	(29.4)	253.1
Cost of products sold – special project costs	—	15.4
Other special project costs	0.6	6.0
Adjusted income before income taxes	$457.0	$268.2
Income taxes, as adjusted	110.5	64.8
Adjusted income	$346.5	$203.4
Weighted-average shares outstanding – assuming dilution (A)	107.1	106.8
Adjusted earnings per share – assuming dilution (A)	$3.24	$1.90
(A)Adjusted earnings per common share – assuming dilution for the three months ended July 31, 2026 and 2025, was computed using the treasury stock method. Further, for the three months ended July 31, 2025, the weighted-average shares outstanding – assuming dilution differed from our GAAP weighted-average common shares outstanding – assuming dilution as a result of the anti-dilutive effect of our stock-based awards, which were excluded from the computation of net loss per share – assuming dilution. For more information see Note 5: Earnings per Share.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
A discussion of our critical accounting estimates and policies can be found in the “Management’s Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended April 30, 2026. There were no material changes to the information previously disclosed.
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
Interest Rate Risk: The fair value of our cash and cash equivalents at July 31, 2026, approximates carrying value. We are exposed to interest rate risk with regard to existing debt consisting of fixed- and variable-rate maturities. Our interest rate exposure primarily includes U.S. Treasury rates, SOFR, and commercial paper rates in the U.S.

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
In measuring interest rate risk by the amount of net change in the fair value of our financial liabilities, a hypothetical 100 basis-point decrease in interest rates at July 31, 2026, would increase the fair value of our long-term debt by $485.8.
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

	July 31, 2026	April 30, 2026
High	$28.1	$43.6
Low	(35.8)	(35.4)
Average	2.2	7.0
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
Foreign Currency Exchange Risk: We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily denominated in Canadian currency. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2026, are not expected to result in a significant impact on future earnings or cash flows.
We utilize foreign currency derivatives to manage the effect of foreign currency exchange fluctuations on future cash payments primarily related to purchases of certain raw materials and finished goods. The contracts generally have maturities of less than one year. We do not qualify instruments used to manage foreign currency exchange exposures for hedge accounting treatment. Therefore, the change in value of these instruments is immediately recognized in cost of products sold. Based on our hedged foreign currency positions as of July 31, 2026, a hypothetical 10 percent change in exchange rates would not materially impact the fair value.
Revenues from customers outside the U.S., subject to foreign currency exchange, represented 3 percent of net sales during the three months ended July 31, 2026. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
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

Federal securities laws provide a safe harbor for forward-looking statements to encourage companies to provide prospective information. We are providing this cautionary statement in connection with the safe harbor provisions. Readers are cautioned not to place undue reliance on any forward-looking statements, as such statements are by nature subject to risks, uncertainties, and other factors, many of which are outside of our control and could cause actual results to differ materially from such statements and from our historical results and experience. These risks and uncertainties include, but are not limited to, the following:
•our ability to maintain operational stability and successfully achieve the benefits associated with ongoing optimization initiatives of the Sweet Baked Snacks business, including the risk that the business may not achieve anticipated operating or financial results;
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures: Management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of July 31, 2026 (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls: There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 12: Contingencies in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2026, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table presents the total number of shares of common stock purchased during the first quarter of 2027, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the maximum number of shares that may yet be purchased under the plans or programs:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2026 - May 31, 2026	90	$97.04	—	1,111,472
June 1, 2026 - June 30, 2026	49,377	115.94	—	1,111,472
July 1, 2026 - July 31, 2026	34	110.53	—	1,111,472
Total	49,501	$115.90	—	1,111,472
(a)Shares in this column include shares repurchased from stock plan recipients in lieu of cash payments.
(d)    As of July 31, 2026, there were approximately 1.1 million common shares remaining available for repurchase pursuant to the Board’s authorizations.
Item 5. Other Information.
(c) Trading Plans
During the first three months of 2027, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Item 6. Exhibits.
See the Index of Exhibits that appears on Page No. 34 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 26, 2026	THE J. M. SMUCKER COMPANY

/s/ Mark T. Smucker
By: MARK T. SMUCKER
Chief Executive Officer, President and Chair of the Board

/s/ Tucker H. Marshall
By: TUCKER H. MARSHALL
Chief Financial Officer | Executive Vice President, Frozen Handheld and Spreads and Sweet Baked Snacks

INDEX OF EXHIBITS

The following exhibits are either attached or incorporated herein by reference to another filing with the SEC.

Exhibit Number	Exhibit Description
31.1	Certifications of Mark T. Smucker pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certifications of Tucker H. Marshall pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in Inline XBRL